Form 10-K
period 1993-12-31
PHILADELPHIA SUBURBAN CORP
filed 1994-03-30
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993        COMMISSION FILE NUMBER 1-6659

                       PHILADELPHIA SUBURBAN CORPORATION
                ---------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      Pennsylvania                                               23-1702594
                     --------------                                            -------------
            (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

      762 Lancaster Avenue, Bryn Mawr, Pennsylvania          19010
      ----------------------------------------------        -------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

Registrant's telephone number, including area code: (215)-527-8000

Securities registered pursuant to Section 12(b) of the Act:

                                                                          Name of each exchange on
                  Title of each class                                         which registered
               -------------------------                                 --------------------------
                                                                       NEW YORK STOCK EXCHANGE, INC.
         COMMON STOCK, PAR VALUE $.50 PER SHARE                       PHILADELPHIA STOCK EXCHANGE INC.

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                            Yes __X__      No ______

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 1994. $184,498,379

     For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by March 1, 1994, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 1994. 11,404,928

Documents incorporated by reference

     (1) Portions of registrant's 1993 Annual Report to shareholders have been incorporated by reference into Parts I and II of this Form 10-K Report.

     (2) Portions of the Proxy Statement, relative to the May 19, 1994 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, have been incorporated by reference into Part III of this Form 10-K Report.

                                    PART I

ITEM 1. BUSINESS

     Philadelphia Suburban Corporation ('PSC' or the 'Registrant'), a Pennsylvania corporation, was incorporated in 1968. The business of PSC is conducted almost entirely through its subsidiary Philadelphia Suburban Water Company ('PSW'), a regulated public utility. PSC also owns a small data processing service operation, Utility & Municipal Services, Inc. The information appearing in 'Management's Discussion and Analysis' from the portions of PSC's 1993 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K Report is incorporated by reference herein.

     In the third quarter of 1990, the Board of Directors authorized the sale of Mentor Information Systems, Inc., Digital Systems, Inc., American Tele/Response Group, Inc., Stoner Associates, Inc., and its subsidiary Kesler Engineering, Inc.; and during the first quarter of 1991, the Board of Directors authorized the sale of PSC Engineers & Consultants, Inc. During 1991, all the businesses were sold except for American Tele/Response Group, Inc. and Kesler Engineering, Inc., which were sold in the first quarter of 1993. The results of operations of these businesses are accounted for as discontinued operations. Unless otherwise indicated, as used herein the 'Company' includes the continuing operations of both PSC and its consolidated subsidiaries. The sales of the non-water service subsidiaries were authorized in order to allow the Company to concentrate its activities on its core water utility operations.

     Consistent with that decision, in December 1993, PSW acquired the water utility assets and franchise rights of the Borough of Malvern for $1,323,000 in cash. The acquisition of this water system added approximately 859 customers or .3% to PSW's customer base and one square mile of service territory or .3% to PSW's existing service territory. PSW has made a proposal to acquire a municipal water system serving approximately 13,000 customers in an area contiguous to PSW's service territory for a purchase price in excess of $20,000,000, although there can be no assurance that the proposal will be accepted or that such a transaction will be consummated. PSW is not currently a party to any definitive agreement with respect to any pending acquisition. In December 1992, PSW acquired the water utility assets of the West Whiteland Township and the Uwchlan Township Municipal Authority water systems for $9,128,257 in cash and the issuance of $1,776,947 in debt. The December 1992 acquisitions added approximately 6,900 customers or 2.9% to PSW's customer base and 40 square miles of service territory or 11.8% to PSW's existing service territory.

                      PHILADELPHIA SUBURBAN WATER COMPANY

     General. PSW is an operating public utility company, which supplies water to approximately 247,195 residential, commercial, industrial and public customers. PSW's contiguous service territory is approximately 380 square miles, comprising a large portion of the suburban area west and north of the City of Philadelphia. This territory is primarily residential in nature and is completely metered, except for fire hydrant service.

     Based on the 1990 census, PSW estimates that the total number of persons currently served is approximately 800,000. Excluding the customers that were added as a result of the acquisitions in December 1993 and 1992, customer accounts have grown at an average rate of approximately .6% per annum for the last three years.

     Operating revenues during the twelve months ended December 31, 1993 were derived approximately as follows:

    66.5%  from residential customers
    20.1%  from commercial customers
     4.6%  from industrial customers
     1.0%  from public customers
     5.9%  from fire protection services
           from sales to other water utilities and miscellaneous
     1.9%  customers
- ---------
   100.0%
- ---------
- ---------

     Selected operating statistics. Set forth below is a table showing certain selected operating statistics for PSW for the past three years.

Revenues from water sales (000's omitted)

                                                           1993       1992       1991
                                                         ---------  ---------  ---------
Residential............................................  $  66,183  $  58,738  $  57,191
Commercial.............................................     19,970     18,755     17,764
Industrial.............................................      4,568      4,387      4,065
Public.................................................      1,027      1,003        938
Fire protection........................................      5,912      5,330      4,561
Other..................................................      1,095      1,057      1,255
Tax Surcharge..........................................        706      2,281      1,292
                                                         ---------  ---------  ---------
     Total.............................................  $  99,461  $  91,551  $  87,066
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------

Water sales (million gallons)

Residential............................................     16,729     16,034     16,436
Commercial.............................................      7,441      7,146      7,224
Industrial.............................................      1,985      1,947      1,892
Public.................................................        294        277        291
Fire protection -- metered.............................         60         56         53
Other..................................................        401        383        487
                                                         ---------  ---------  ---------
     Total.............................................     26,910     25,843     26,383
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------

System delivery by source (million gallons)

Surface (including Upper Merion reservoir).............     24,635     24,230     24,567
Wells..................................................      5,466      4,642      4,785
Purchased..............................................      2,446      2,392      2,466
                                                         ---------  ---------  ---------
     Total.............................................     32,547     31,264     31,818
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------

Number of metered customers (end of year)

Residential............................................    232,684    230,740    223,635
Commercial.............................................     10,720     10,547      9,800
Industrial.............................................        832        837        820
Public.................................................        696        671        658
Fire protection........................................      2,248      1,980      1,694
Other..................................................         15         13          9
                                                         ---------  ---------  ---------
     Total.............................................    247,195    244,788    236,616
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------
Average consumption per customer in gallons............    110,368    108,258    110,978
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------


     Water supplies and usage. PSW derives its principal supply of water from the Schuylkill River, five rural streams which are tributaries of the Schuylkill and Delaware Rivers, and the Upper Merion Reservoir, a former quarry now impounding groundwater. All of these are either within or adjacent to PSW's service territory. PSW acquired the right to remove water from these sources, and in connection with such rights, PSW has secured the necessary regulatory approvals. PSW has constructed five impounding reservoirs and four treatment and pumping facilities to provide storage and purification of these surface water supplies.

     The Pennsylvania Department of Environmental Resources ('DER') has regulatory power with respect to sources of supply and the construction, operation and safety practices for certain dams and other water containment structures under the Pennsylvania Dam Safety and Encroachments Act of 1979. PSW's dams are in compliance with these requirements in all material respects.

     PSW's surface supplies are supplemented by 39 wells. PSW also has interconnections with: the Chester Water Authority, which permits PSW to withdraw up to 6.2 million gallons per day ('mgd'); the Bucks County Water and Sewer Authority, which provides for a supply of up to 7.0 mgd; and the West Chester Area Municipal Authority, which provides up to a maximum of 1.0 mgd. Agreements regarding the first two interconnections require PSW to purchase certain minimum amounts of water. PSW believes it possesses all the necessary permits to obtain its supply of water from the sources indicated above.

     The minimum safe yield of all sources of supply described above, based on low stream flows of record with respect to surface supplies, is as follows:

Surface supplies...................................       90.5 mgd
Upper Merion Reservoir.............................        7.2
Wells..............................................       17.7
Purchased supplies.................................        8.1
                                                     ---------
     Total.........................................      123.5 mgd
                                                     ---------
                                                     ---------

     During periods of normal precipitation, the safe yield is more than the minimum shown above. Under normal operating conditions, PSW can deliver a maximum of 139 mgd to its distribution system for short periods of time. The average daily send-out for 1993, 1992 and 1991 was 89.1, 85.4, and 87.2 mgd, respectively.

     The maximum demand ever placed upon PSW's facilities for one month occurred during June 1988, when send-out averaged 101.4 mgd. The peak day of record occurred during July 1993 when water use reached 118.8 mgd.

     Actual water usage (as measured by the water meters installed at each service location) is less than the amount of water delivered into the system due to leaks, PSW's operational use of water, fire hydrant usage and other similar uses. Water consumption per customer is affected by local weather conditions during the year. In general, during the late spring and summer, an increase in rainfall reduces water consumption, while a decrease in rainfall increases it.
Also, an increase in the average temperature generally causes an increase in water consumption.

     Energy supplies. PSW does all of its pumping using electric power purchased from PECO Energy Company. Energy supplies have been sufficient to meet customer demand.

     Water shortages. The Delaware River Basin, which is the drainage area of the Delaware River from New York State to Delaware, periodically experiences water shortages during the summer months. To the extent that the reservoirs in the upper part of the Basin are affected by a lack of precipitation, the Delaware River Basin Commission (the 'DRBC') may impose either voluntary or mandatory water use restrictions on portions or all of the Basin.

     PSW's raw water supplies have generally been adequate to meet customer demand for the past five years principally because of its five impounding reservoirs. However, since PSW's service territory is within the Basin, PSW's customers may be required to comply with DRBC water use restrictions, even if PSW's supplies are adequate, if the availability of water in the entire DRBC area is inadequate.

     During 1988 and the two preceding years, the lower regions of the Basin experienced hot, dry weather conditions while the upper regions of the Basin enjoyed normal or above normal precipitation. During all three years PSW had sufficient quantities of raw water available and no drought restrictions were imposed by the DRBC. However, in the summer of 1988, with the record breaking heat and the resulting high water demand created by lawn sprinkling, PSW imposed restrictions banning nonessential water uses in order to maintain adequate storage levels of treated water and to reduce peak demands in the distribution system. No water use restrictions were imposed by PSW in the years subsequent to 1988. The addition of the 15 mgd Pickering Creek treatment plant in 1991 and improvements to the distribution system in the past five years have reduced the possibility of PSW issuing water use restrictions in the future due to demands on its system.

     Regulation by the Pennsylvania Public Utility Commission. PSW is subject to regulation by the Pennsylvania Public Utility Commission (the 'PUC') which has jurisdiction with respect to rates, service, accounting procedures, issuance of securities and other matters.

     Under applicable Pennsylvania statutes, PSW has rights granted under its Articles of Incorporation and by certificates of public convenience from the PUC authorizing it to conduct its present operations in the manner in which such operations are now conducted and in the territory in which it now renders service, to exercise the right of eminent domain and to maintain its mains in the streets and highways of such territory. Such rights are generally nonexclusive, although it has been the practice of the PUC to allow only one water company to actually provide service to a given area. Consequently, PSW is subject to competition only with respect to potential customers located on the fringe of areas that it presently serves who also may have access to the service of another water supplier.

     In 1992, the PUC issued a policy statement which, under certain circumstances, required utilities to extend service to new customers without the benefit of a customer advance for construction. As a result of various problems and uncertainties associated with the implementation of this policy statement, the PUC initiated a rulemaking procedure in December 1993, intended to facilitate the development of practical standards by which the broad policy statement can be applied. The Company believes that when instituted, the new standards will reflect the position that the cost of service extensions should be justified by anticipated revenues from the extension or should be paid by the service applicant.

     Water Quality & Environmental Issues. PSW is subject to regulation of water quality by the U.S. Environmental Protection Agency ('EPA') under the Federal Safe Drinking Water Act (the 'SDWA') and by the Pennsylvania Department of Environmental Resources ('DER') under the Pennsylvania Safe Drinking Water Act. The SDWA provides for the establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment process to be used for public drinking water.
PSW is presently in compliance with all standards and treatment requirements promulgated to date.

     The EPA has an ongoing directive to issue additional regulations under the SDWA. The directive was clarified in 1986 when Congress amended the SDWA to require, among other revisions, disinfection of all drinking water, additional maximum contaminant level ('MCL') specifications, and filtration of all surface water supplies. PSW has already installed the necessary equipment to provide for the disinfection of the drinking water throughout the system and is monitoring for the additional specified contaminants. PSW's principal surface water supplies are currently filtered. PSW began to provide full filtration of its supply from the Upper Merion Reservoir in November 1993 upon the completion of a filtration facility at that location. This facility was necessary in order to maintain PSW's compliance with the SDWA.

     In addition, the 1986 SDWA Amendments require the EPA to promulgate MCLs for many chemicals not previously regulated. EPA has to date promulgated MCLs for numerous additional contaminants and is required to mandate further MCLs every three years. Promulgation of additional MCLs by the EPA in the future may require PSW to change some of its treatment techniques, however, PSW meets all existing MCL requirements and believes that the currently proposed MCLs will not have a significant impact on its capital requirements or operating expenses. In 1991, the EPA proposed regulations pertaining to radionuclides (including radon). Recently, the Congress placed a one year moratorium on radon regulations. Depending upon the final MCLs permitted, PSW will likely be required to take remedial action at certain of its groundwater facilities. The remediation options presently under evaluation include dilution, treatment, or replacement of the supply with other groundwater or surface water supplies. Based on the MCL initially proposed, it is anticipated that the capital costs of compliance will range from $2.5 to $3.5 million over the next 10 years. PSW may, in the future, have to change its method of treating drinking water at certain of its sources of supply if additional regulations become effective.

     In June, 1991, EPA promulgated final regulations for lead and copper (the 'Lead and Copper Rule'). Under the Lead and Copper Rule, large water utilities are required to conduct corrosion control studies and to sample certain high-risk customer homes to determine the extent of treatment techniques that may be required. PSW conducted the two required rounds of sampling in 1992 and did not exceed the EPA action levels for either lead or copper. Additional sampling will be required in the future. PSW has developed a corrosion control program for its surface sources of supply and does not foresee the need to make any major additional treatment changes or capital expenditures as a result of the Lead and Copper Rule.

     On January 1, 1993, new federal regulations ('Phase II') became effective for certain volatile organics, herbicides, pesticides and inorganic parameters. Although PSW will not be required by the DER to monitor for most of these parameters until 1995, PSW has already done substantial monitoring. In the few cases where Phase II contaminants were detected, concentrations were below MCLs. Future monitoring will be required, but no major treatment modifications are anticipated as a result of these regulations.

     PSW is also subject to other environmental statutes administered by the EPA and DER. These include the Federal Clean Water Act and the Resource Conservation and Recovery Act ('RCRA'). Under the Federal Clean Water Act, the Company must obtain National Pollutant Discharge Elimination System ('NPDES') permits for discharges from its treatment stations. PSW currently maintains three NPDES permits relating to its surface water treatment plants, which are subject to renewal every five years. During the past five years, PSW has installed the required waste water treatment facilities and presently meets all NPDES requirements. Although management recognizes that permit renewal may become more difficult if more stringent guidelines are imposed, no significant obstacles to permit renewal are presently foreseen.

     Under RCRA, PSW is subject to specific regulations regarding the solid waste generated from the water treatment process. The DER promulgated 'Final Rulemaking' for solid waste (Residual Waste Management) in July 1992. PSW has retained an engineering consultant to assist with the extensive monitoring, record keeping and reporting required under these regulations. A preliminary application for permitting has been filed, and formal permitting of these facilities should be completed by 1996 in accordance with regulatory requirements.

     Where PSW is required to make certain capital investments in order to maintain its compliance with any of the various regulations discussed above, it is management's belief that all such expenditures would be fully recoverable in PSW's water rates. However, the capital costs, under current law, would have to be financed prior to their inclusion in PSW's rate structure, and the resulting rate increases would not necessarily be timely.



                       UTILITY & MUNICIPAL SERVICES, INC.

     Utility & Municipal Services, Inc. ('UMS') provides data processing services to several water utilities including PSW, and to several municipal water and sewer systems. The services provided to the utilities and municipalities include billing services and the processing of financial reports.

                               EMPLOYEE RELATIONS

     As of December 31, 1993, the Registrant employed a total of 523 persons, of which 511 are employees of PSW. Hourly employees of PSW are represented by the International Brotherhood of Firemen and Oilers, Local No. 473. The contract with the union expires on December 1, 1994. Management considers its employee relations to be satisfactory.

ITEM 2. PROPERTIES

     The Registrant believes that the facilities used in the operation of its various businesses are generally in excellent condition in terms of suitability, adequacy and utilization.

     The property of PSW consists of a waterworks system devoted to the collection, storage, treatment and distribution of water in its service territory. Management considers that its properties are maintained in good operating condition and in accordance with current standards of good waterworks practice. The following table summarizes the principal physical properties owned by PSW:

                    NO. OF                                                     SQUARE FEET
LOCATION           BUILDINGS                   DESCRIPTION                     FLOOR AREA
- ---------------  -------------  ------------------------------------------  -----------------
Pennsylvania           5        Office & warehouse                               151,185
Pennsylvania          14        Pumping stations and                             155,116
                                treatment buildings
Pennsylvania          22        Well stations                                 App. 600 ea.
Pennsylvania          17        Well stations                                 App. 150 ea.
Pennsylvania          36        Booster stations                             App. 1,100 ea.

     In addition, PSW also owns 45 standpipes with a combined distribution storage capacity of 137.9 million gallons and five surface water impounding reservoirs. The water utility also owns approximately 2,960 miles of transmission and distribution mains, has 247,195 active metered services and 10,991 fire hydrants.

     PSW's properties referred to herein, with certain minor exceptions which do not materially interfere with their use, are owned and are subject to the lien of an Indenture of Mortgage dated as of January 1, 1941, as supplemented. In the case of properties acquired through the exercise of the power of eminent domain and certain properties acquired through purchase, it has title only for water supply purposes.

     The Registrant's corporate offices and the facilities of UMS are leased from PSW and located in Bryn Mawr, Pennsylvania.

ITEM 3. LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their properties is the subject that present a reasonable likelihood of a material adverse impact on the Registrant. In March of 1992, PSW received notice of an arbitration proceeding against the New Jersey Spill Fund by a party claiming damages of approximately $2.5 million as a result of a fire at a warehouse in Newark, New Jersey, where hazardous substances had been stored. The Spill Fund had previously denied this claim, but the claimant demanded an arbitration proceeding to review the claim. If the claimant is successful in the arbitration proceeding, the Spill Fund could commence a civil action seeking to recover the amount of its payment to the claimant from a group of over 70 entities, including PSW, who have been identified as having some of their material stored at the warehouse. The Company does not believe that any assessment against the Company as a result of the arbitration proceeding will be material to the business or financial condition of the Company. PSW has also been advised that on February 15, 1994 the State of New Jersey and the Spill Fund instituted a separate action against approximately 100 entities in the Superior Court of New Jersey Law Division -- Essex County seeking to recover, among other related expenses, the State's cost of $3.82 million in cleaning up the site of the Newark warehouse. PSW is one of the defendants named in the Complaint, but PSW has not been served with a Complaint as of March 24, 1994. PSC does not believe that any assessment against PSW as a result of this action will be material to the business or financial condition of PSC.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1993.

     Information with respect to the executive officers of the Company is contained in Item 10 hereof and is hereby incorporated by reference herein.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange and the Philadelphia Stock Exchange. As of March 1, 1994, there were approximately 10,968 holders of record of the Company's common stock.

     The following selected quarterly financial data of the Company is in thousands of dollars, except for per share amounts:

                                                         FIRST     SECOND      THIRD     FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER   TOTAL YEAR
                                                       ---------  ---------  ---------  ---------  -----------
                                                                                1993
Earned revenues......................................  $  22,726  $  25,048  $  27,948  $  25,522  $   101,244
Operating expenses...................................     10,733     11,205     12,078     11,973       45,989
Net income...........................................      2,587      3,604      4,257      3,387       13,835
Net income per share.................................        .26        .33        .38        .30         1.27
Dividend paid per share..............................        .26        .27        .27        .27         1.07
Price range of common stock
     -- high.........................................      18.25      18.38      20.75      20.13        20.75
     -- low..........................................      15.63      17.25      18.13      17.75        15.63
                                                                                1992
Earned revenues......................................  $  22,925  $  23,236  $  24,175  $  22,971  $    93,307
Operating expenses...................................     10,875     10,594     11,151     10,404       43,024
Income, continuing operations........................      2,102      2,628      3,071      2,825       10,626
Income per share, continuing operations..............        .26        .32        .35        .30         1.23
Loss, discontinued operations........................         --         --     (5,500)        --       (5,500)
Loss per share, discontinued operations..............         --         --       (.63)        --         (.63)
Extraordinary charge.................................         --         --       (784)       (50)        (834)
Extraordinary charge per share.......................         --         --       (.09)      (.01)        (.10)
Net income (loss)....................................      2,102      2,628     (3,213)     2,775        4,292
Net income (loss) per share..........................        .26        .32       (.37)       .29          .50
Dividend paid per share..............................        .26        .26        .26        .26         1.04
Price range of common stock
     -- high.........................................      16.00      14.88      16.38      16.63        16.63
     -- low..........................................      14.38      13.75      14.25      15.63        13.75

     Following is a recent history of income from continuing operations and dividends of the Company:

                            INCOME PER
                            SHARE FROM
            CASH DIVIDEND   CONTINUING     PAYOUT
              PER SHARE     OPERATIONS      RATIO
           ---------------  -----------  -----------
1989.....     $  .94      $    1.25           75%
1990.....       1.00           1.27           79
1991.....       1.00           1.29           78
1992.....       1.04           1.23           85
1993.....       1.07           1.27           84

     Dividends have averaged approximately 80% of income from continuing operations during this period. In March 1993, the annual dividend increased by 4% to $1.08 beginning with the June 1993 dividend.

ITEM 6. SELECTED FINANCIAL DATA

     The information appearing in the section captioned 'Summary of Selected Financial Data' from the portions of the Company's 1993 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K Report is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing in the section captioned 'Management's Discussion and Analysis' from the portions of the Company's 1993 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K Report is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information appearing under the captions 'Consolidated Statements of Income', 'Consolidated Balance Sheets', 'Consolidated Cash Flow Statements' and 'Notes to Consolidated Financial Statements' from the portions of the Company's 1993 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K Report is incorporated by reference herein. Also, the information appearing in the section captioned 'Reports on Financial Statements' from the portions of the Company's 1993 Annual Report to shareholders filed as Exhibit 13 to this Form 10-K Report is incorporated by reference herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

     The information appearing in the section captioned 'Information Regarding Nominees and Directors' of the Proxy Statement relating to the May 19, 1994, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated by reference herein.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and the notes thereto set forth information with respect to the executive officers of the Registrant, including their names, ages, positions with the Registrant and business experience during the last five years:

                                                                            POSITION WITH THE REGISTRANT
                    NAME                           AGE                        AND DATE OF ELECTION (1)
- ---------------------------------------------      ---      ------------------------------------------------------------
Nicholas DeBenedictis                              48       President and Chairman (May 1993 to present); President and
                                                            Chief Executive Officer (July 1992 to May 1993) (2)
John W. Boyer, Jr.                                 65       Chairman (July 1992 to May 1993); Chairman and President
                                                            (July 1981 to May 1983 and October 1983 to July 1992);
                                                            Chairman and Chief Executive Officer (May 1983 to October
                                                            1983) (3)
Robert A. Luksa                                    59       President, Philadelphia Suburban Water Company (October 1986
                                                            to present) (4)
Roy H. Stahl                                       41       Senior Vice President and General Counsel (April 1991 to
                                                            present) (5)
Michael P. Graham                                  45       Senior Vice President -- Finance and Treasurer (March 1993
                                                            to present) (6)

- ------------------
(1) In addition to the capacities indicated, the individuals named in the above table hold other offices or directorships with subsidiaries of the Registrant. Officers serve at the discretion of the Board of Directors.
(2) Mr. DeBenedictis was Secretary of the Pennsylvania Department of Environmental Resources from 1983 to 1986. From December 1986 to April 1989, he was President of the Greater Philadelphia Chamber of Commerce. Mr. DeBenedictis was Senior Vice President for Corporate and Public Affairs of Philadelphia Electric Company from April 1989 to June 1992.
(3) Mr. Boyer has served as Vice Chairman of PSW from July 1992 to May 1993, and from June 1976 to July 1992 he was Chairman of this subsidiary. He also served as the utility's Chief Executive Officer from June 1976 to May 1983 and from January 1986 to July 1992.
(4) Mr. Luksa was Executive Vice President of PSW from April 1982 to October 1986 and from 1971 to April 1982 he was Vice President and Chief Engineer of this subsidiary.
(5) From January 1984 to August 1985, Mr. Stahl was Corporate Counsel, from August 1985 to May 1988 he was Vice President - Administration and Corporate Counsel of the Registrant, and from May 1988 to April 1991 he was Vice President and General Counsel of the Registrant.
(6) Mr. Graham was Controller of the Company from 1984 to September 1990, and from September 1990 to May 1991 he was Chief Financial Officer and Treasurer. From May 1991 to March 1993, Mr. Graham was Vice President
    -- Finance and Treasurer.

ITEM 11. MANAGEMENT REMUNERATION

     The information appearing in the sections captioned 'Compensation of Directors and Executive Officers' of the Proxy Statement relating to the May 19, 1994, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing in the sections captioned 'Ownership of Common Stock' of the Proxy Statement relating to the May 19, 1994, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in the sections captioned 'Other Remuneration and Certain Transactions' of the Proxy Statement relating to the May 19, 1994, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated by reference herein.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Financial Statements. The following is a list of the consolidated financial statements of the Company and its subsidiaries and supplementary data incorporated by reference in Item 8 hereof:

     Management's Report

     Independent Auditors' Report

     Consolidated Balance Sheets -- December 31, 1993 and 1992

     Consolidated Statements of Income -- 1993, 1992 and 1991

     Consolidated Statements of Cash Flow -- 1993, 1992, and 1991

     Notes to Consolidated Financial Statements

     Financial Statement Schedules. The following is a list of financial statement schedules, or supplemental schedules, filed as part of this annual report on Form 10-K. All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     Auditors' Report on Additional Financial Data

     Schedule III -- Condensed Financial Information of Registrant

     Schedule V -- Property, Plant and Equipment

     Schedule VI -- Accumulated Depreciation of Property, Plant and Equipment

     Schedule IX -- Short-Term Borrowings

     Schedule X -- Supplementary Income Statement Information

     Reports on Form 8-K. The Company filed no report on Form 8-K during the quarter ended December 31, 1993.

     Exhibits, Including Those Incorporated by Reference. The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis. The page numbers listed refer to page number where such exhibits are located using the sequential numbering system specified by Rules 0-3 and 403.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                                                                                    PAGE NO.
- ----------                                                                                               -----------
 3.1        Amended and Restated Articles of Incorporation, as amended (1) (Exhibit 3.1)
 3.2        By-Laws, as amended (1) (Exhibit 3.2)
 4.1        Indenture of Mortgage dated as of January 1, 1941 between Philadelphia Suburban Water
            Company and The Pennsylvania Company for Insurance on Lives and Granting Annuities (now
            First Pennsylvania Bank, N.A.),as Trustee, with supplements thereto through the Twentieth
            Supplemental Indenture dated as of August 1,1983 (2) (Exhibits 4.1 through 4.16)
 4.2        Revolving Credit Agreement between Philadelphia Suburban Water Company and Mellon Bank
            (East) National Association dated as of February 16, 1990 (3) (Exhibit 4.3)
 4.3        First Amendment to Revolving Credit Agreement between Philadelphia Suburban Water Company and Mellon Bank N.A. dated as of September 1, 1992 (1) (Exhibit 4.3)
 4.4        Preferred Stock Agreement between Philadelphia Suburban Water Company and Provident Life
            and Accident Insurance Company dated as of January 1, 1991 (3) (Exhibit 4.4)
 4.5        Indenture dated as of July 1, 1988 between Philadelphia Suburban Corporation and the
            Philadelphia National Bank, as Trustee. (4) (Exhibit 4)
 4.6        Form of Rights Agreement, dated as of February 19, 1988, between Philadelphia Suburban
            Corporation and Mellon Bank (East) National Association, as amended by Amendment No. 1. (5)
            (Exhibit 1)
 4.7        Agreement to furnish copies of other long-term debt instruments (1) (Exhibit 4.7)
 4.8        Twenty-first Supplemental Indenture dated as of August 1, 1985 (6) (Exhibit 4.2)
 4.9        Twenty-second Supplemental Indenture dated as of April 1, 1986 (7) (Exhibit 4.3)
 4.10       Twenty-third Supplemental Indenture dated as of April 1, 1987 (8) (Exhibit 4.4)
 4.11       Twenty-fourth Supplemental Indenture dated as of June 1, 1988 (9) (Exhibit 4.5)
 4.12       Twenty-fifth Supplemental Indenture dated as of January 1, 1990 (10) (Exhibit 4.6)
 4.13       Twenty-sixth Supplemental Indenture dated as of November 1, 1991 (11) (Exhibit 4.12)
 4.14       Twenty-seventh Supplemental Indenture dated as of June 1, 1992 (1) (Exhibit 4.14)
 4.15       Twenty-eighth Supplemental Indenture dated as of April 1, 1993                                22
 4.16       Revolving Credit Agreement between Philadelphia Suburban Water Company and Mellon Bank,       44
            N.A., PNC Bank, National Association, First Fidelity Bank, N.A. and Meridian Bank, N.A.
            dated as of March 17, 1994
10.1        1982 Stock Option Plan, as amended and restated effective May 21, 1992* (1) (Exhibit 10.1)
10.2        1988 Stock Option Plan, as amended and restated effective May 21, 1992* (1) (Exhibit 10.2)
10.3        Executive Incentive Award Plan, as amended March 21, 1989 and February 6, 1990* (10)
            (Exhibit 10.3)
10.4        Excess Benefit Plan for Salaried Employees, effective December 1, 1989* (10) (Exhibit 10.4)
10.5        Supplemental Executive Retirement Plan, effective December 1, 1989* (10) (Exhibit 10.5)

10.6        Supplemental Executive Retirement Plan, effective March 15, 1992* (1) (Exhibit 10.6)
10.7        1993 Incentive Compensation Plan* (1) (Exhibit 10.7)
10.8        Employment letter agreement with Mr. Nicholas DeBenedictis* (1) (Exhibit 10.8)
10.9        1994 Incentive Compensation Program*                                                          94
10.10       1994 Equity Compensation Plan*                                                                99
13.         Selected portions of Annual Report to shareholders for the year ended December 31, 1993      109
            incorporated by reference in Annual Report on Form 10-K for the year ended December 31,
            1993
22.         Subsidiaries of Philadelphia Suburban Corporation                                            143
24.         Consent of Independent Auditors                                                              144
25.         Power of Attorney (set forth as a part of this report)                                        15
28.         Undertakings with respect to Form S-8 registrations                                          144

                                     NOTES
                      DOCUMENTS INCORPORATED BY REFERENCE

       *   Indicates management contract or compensatory plan or arrangement.
      (1)  Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1992
      (2)  Indenture of Mortgage dated as of January 1, 1941 with supplements thereto through the Twentieth
           Supplemental Indenture dated as of August 1, 1983 were filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1983.
      (3)  Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1990.
      (4)  Filed as Exhibit 4 to the Registration Statement on Form S-3 filed with the Securities and Exchange
           Commission on June 14, 1988.
      (5)  Filed as Exhibit 1 to the Registration Statement on Form 8-A filed with the Securities and Exchange
           Commission on March 1, 1988, with respect to the New York Stock Exchange, and on November 9, 1988, with respect to the Philadelphia Stock Exchange.
      (6)  Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1985.
      (7)  Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1986.
      (8)  Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1987.
      (9)  Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1988.
     (10)  Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1989.
     (11)  Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1991.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHILADELPHIA SUBURBAN CORPORATION
                                          By _____NICHOLAS DEBENEDICTIS_________
                                            Nicholas DeBenedictis
                                            President and
                                            Chairman

Date: March 29, 1994

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Each person in so signing also makes, constitutes and appoints Nicholas DeBenedictis, President and Chairman of Philadelphia Suburban Corporation, Michael P. Graham, Senior Vice President -- Finance and Treasurer of Philadelphia Suburban Corporation, and each of them, his or her true and lawful attorneys-in-fact, in his or her name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report.

                                                          CLAUDIO ELIA
John H. Austin, Jr.                                       Claudio Elia
Director                                                  Director

JOHN W. BOYER, JR.                                        MICHAEL P. GRAHAM
John W. Boyer, Jr.                                        Michael P. Graham
Director                                                  Senior Vice President -- Finance and
                                                          Treasurer (principal financial and
                                                          accounting officer)

MARY C. CARROLL                                           JOSEPH C. LADD
Mary C. Carroll                                           Joseph C. Ladd
Director                                                  Director

NICHOLAS DEBENEDICTIS                                     JOHN F. MCCAUGHAN
Nicholas DeBenedictis                                     John F. McCaughan
President and Director
Chairman (principal executive
officer) and Director

G. FRED DIBONA, JR.                                       HARVEY J. WILSON
G. Fred DiBona, Jr.                                       Harvey J. Wilson
Director                                                  Director

                 AUDITORS' REPORT ON ADDITIONAL FINANCIAL DATA

The Board of Directors
Philadelphia Suburban Corporation

Under date of February 1, 1994, we reported on the consolidated balance sheets of Philadelphia Suburban Corporation and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of income and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Annual Report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related additional financial data listed in Item 14. -- Financial Statement Schedules of this report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such additional financial data, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

                                          KPMG PEAT MARWICK

Philadelphia, Pennsylvania
February 1, 1994

                                                                    SCHEDULE III

               PHILADELPHIA SUBURBAN CORPORATION (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)
                           DECEMBER 31, 1993 AND 1992

                                                                                               1993       1992
                                                                                             ---------  ---------
Current assets.............................................................................  $     251  $     583
Advances to subsidiaries...................................................................      3,109      2,881
Furniture and fixtures, at cost............................................................         --        153
     Less accumulated depreciation.........................................................         --       (139)
                                                                                             ---------  ---------
        Net furniture and fixtures.........................................................         --         14
                                                                                             ---------  ---------
Investments in subsidiaries, at equity
  Continuing operations*...................................................................    135,662    102,779
     Discontinued operations...............................................................         --      1,256
                                                                                             ---------  ---------
                                                                                               135,662    104,035
                                                                                             ---------  ---------
Deferred charges and other assets..........................................................        360        907
                                                                                             ---------  ---------
                                                                                             $ 139,382  $ 108,420
                                                                                             ---------  ---------
                                                                                             ---------  ---------

Current liabilities:
  Net reserves related to discontinued operations..........................................  $   2,578  $      --
  Other....................................................................................        870      1,449
                                                                                             ---------  ---------
     Total current liabilities.............................................................      3,448      1,449
Common stockholders' equity................................................................    135,934    106,971
                                                                                             ---------  ---------
                                                                                             $ 139,382  $ 108,420
                                                                                             ---------  ---------
                                                                                             ---------  ---------

- ------------------
* The Company's investment in Philadelphia Suburban Water Company amounted to $133,967 and $101,086 at December 31, 1993 and 1992, respectively, which includes $51,000 and $47,000, respectively, of retained earnings, free of dividend restrictions imposed by PSW's debt agreements.

        See accompanying notes to the consolidated financial statements.

               PHILADELPHIA SUBURBAN CORPORATION (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                           (IN THOUSANDS OF DOLLARS)
                           DECEMBER 31, 1993 AND 1992

                                                                                     1993       1992       1991
                                                                                   ---------  ---------  ---------
Earned revenues..................................................................  $      --  $      --  $      --
Costs and expenses:
  Operating expenses.............................................................      1,122      1,088      1,959
     Depreciation and amortization...............................................         25         69         77
     Interest, net...............................................................       (575)     1,305      1,485
                                                                                   ---------  ---------  ---------
                                                                                         572      2,462      3,521
                                                                                   ---------  ---------  ---------
Loss before provision for income taxes, income from subsidiaries, and
  extraordinary charge...........................................................       (572)    (2,462)    (3,521)
Provision for income taxes.......................................................       (224)      (761)    (1,209)
                                                                                   ---------  ---------  ---------
Loss before income from subsidiaries, and extraordinary charge...................       (348)    (1,701)    (2,312)
                                                                                   ---------  ---------  ---------
Income (loss) from subsidiaries
  Continuing operations..........................................................     14,183     12,327     12,491
  Discontinued operations*.......................................................         --     (5,500)    (5,290)
                                                                                   ---------  ---------  ---------
                                                                                      14,183      6,827      7,201
                                                                                   ---------  ---------  ---------
Income before extraordinary charge...............................................     13,835      5,126      4,889
Extraordinary charge from early retirement of debt, net of income tax benefits...         --       (834)        --
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $  13,835  $   4,292  $   4,889
                                                                                   ---------  ---------  ---------

- ------------------
* Parent expenses of $510, $329 and $1,887 in 1993, 1992 and 1991, respectively, have been charged to the reserves related to discontinued operations.

        See accompanying notes to the consolidated financial statements.

               PHILADELPHIA SUBURBAN CORPORATION (PARENT COMPANY)
                         CONDENSED CASH FLOW STATEMENTS
                           (IN THOUSANDS OF DOLLARS)
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                     1993       1992       1991
                                                                                   ---------  ---------  ---------
Cash flows from operating activities:
  Income before extraordinary charge.............................................  $  13,835  $   5,126  $   4,889
  Adjustment to reconcile income before extraordinary charge to net cash flows from operating activities:
     Depreciation and amortization...............................................         25         69         77
     Deferred income taxes.......................................................        543        (78)      (130)
  Net decrease (increase) in receivables, inventory and prepayments..............        108        133       (117)
  Net increase (decrease) in payables and other accrued liabilities..............       (228)       911         70
  Net decrease in accrued interest...............................................         --     (1,266)       (83)
  Other..........................................................................         --          3        (53)
  Income from subsidiaries, net of parent expenses associated with discontinued
     operations..................................................................    (14,183)    (6,827)    (7,201)
                                                                                   ---------  ---------  ---------
  Net cash flows from operating activities.......................................        100     (1,929)    (2,548)
                                                                                   ---------  ---------  ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment......................................         --         (3)        --
  Net cash flows from the sales and operations of the discontinued operations....        494        440      9,971
                                                                                   ---------  ---------  ---------
  Other..........................................................................         10         --         10
                                                                                   ---------  ---------  ---------
  Net cash flows from investing activities.......................................        504        437      9,981
                                                                                   ---------  ---------  ---------
Cash flows from financing activities:
  Repayments of long-term debt including premium on early retirement.............         --    (26,067)    (9,995)
  Proceeds from issuing common stock.............................................     27,749     25,950      3,459
  Repurchase of common stock.....................................................       (992)       (26)        --
  Dividends paid.................................................................    (11,629)    (8,866)    (7,859)
  Dividends received from subsidiary.............................................     10,300      9,600      9,400
  Capital contributed to subsidiary..............................................    (29,000)        --         --
  Net change in intercompany advances............................................      2,777     (1,491)    (1,277)
  Other..........................................................................         --         --        (62)
                                                                                   ---------  ---------  ---------
  Net cash flows from financing activities.......................................       (795)      (900)    (6,334)
                                                                                   ---------  ---------  ---------
Net increase (decrease) in cash..................................................       (191)    (2,392)     1,099
Cash balance beginning of year...................................................        376      2,768      1,669
                                                                                   ---------  ---------  ---------
Cash balance end of year.........................................................  $     185  $     376  $   2,768
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

        See accompanying notes to the consolidated financial statements.

                                                                      SCHEDULE V

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                           (IN THOUSANDS OF DOLLARS)

                                                BALANCE AT                RETIREMENTS
                                                 BEGINNING    ADDITIONS    SALE AND                       BALANCE AT
                                                  OF YEAR      AT COST       OTHER     RECLASSIFICATIONS END OF YEAR
                                                -----------  -----------  -----------  ----------------  -----------
                                                                               1993
                                                -------------------------------------------------------------------
Utility plant and equipment...................  $   390,138       1,323*       3,150**        34,126     $   428,737
Construction in progress......................        9,343      27,090           --         (34,126)          2,307
Other equipment...............................        2,395           8         (145)             --           2,258
                                                -----------  -----------  -----------  ---------------   -----------
                                                $   401,876      28,421        3,005              --     $   433,302
                                                -----------  -----------  -----------  ---------------   -----------
                                                -----------  -----------  -----------  ---------------   -----------

                                                                               1992
                                                -------------------------------------------------------------------
Utility plant and equipment...................  $   366,290      10,905*      (2,130)         15,073     $   390,138
Construction in progress......................        2,192      22,224           --         (15,073)          9,343
Other equipment...............................        2,376          31          (12)             --           2,395
                                                -----------  -----------  -----------  ---------------   -----------
                                                $   370,858      33,160       (2,142)             --     $   401,876
                                                -----------  -----------  -----------  ---------------   -----------
                                                -----------  -----------  -----------  ---------------   -----------

                                                                               1991
                                                --------------------------------------------------------------------
Utility plant and equipment...................  $   322,930          --       (1,300)         44,660     $   366,290
Construction in progress......................       24,814      22,038           --         (44,660)          2,192
Other equipment...............................        2,560          92         (276)             --           2,376
                                                -----------  -----------  -----------  ---------------   -----------
                                                $   350,304      22,130       (1,576)             --     $   370,858
                                                -----------  -----------  -----------  ---------------   -----------
                                                -----------  -----------  -----------  ---------------   -----------

- ------------------
 * Represents net assets of water systems acquired during the year.
** Includes $2,633 related to the final allocation of 1992 water system acquisitions, and $919 related to the implementation of Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes'.

        See accompanying notes to the consolidated financial statements.

                                                                     SCHEDULE VI

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES
           ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                           (IN THOUSANDS OF DOLLARS)

                                                                   BALANCE AT                RETIREMENTS
                                                                    BEGINNING                 SALE AND    BALANCE AT
                                                                     OF YEAR     ADDITIONS      OTHER     END OF YEAR
                                                                   -----------  -----------  -----------  -----------
                                                                                          1993
                                                                   --------------------------------------------------
Utility plant and equipment......................................   $  54,455        9,476       (1,014)   $  64,945
Other equipment..................................................       1,811          451          135        2,127
                                                                   -----------  -----------  -----------  -----------
                                                                    $  56,266        9,927         (879)   $  67,072
                                                                   -----------  -----------  -----------  -----------
                                                                   -----------  -----------  -----------  -----------

                                                                                          1992
                                                                   --------------------------------------------------
Utility plant and equipment......................................   $  48,333        8,374        2,252    $  54,455
Other equipment..................................................       1,551          272           12        1,811
                                                                   -----------  -----------  -----------  -----------
                                                                    $  49,884        8,646        2,264    $  56,266
                                                                   -----------  -----------  -----------  -----------
                                                                   -----------  -----------  -----------  -----------

                                                                                          1991
                                                                   --------------------------------------------------
Utility plant and equipment......................................   $  42,242        7,318        1,227    $  48,333
Other equipment..................................................       1,360          294          103        1,551
                                                                   -----------  -----------  -----------  -----------
                                                                    $  43,602        7,612        1,330    $  49,884
                                                                   -----------  -----------  -----------  -----------
                                                                   -----------  -----------  -----------  -----------

        See accompanying notes to the consolidated financial statements.

                                                                     SCHEDULE IX

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES
                             SHORT-TERM BORROWINGS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                           (IN THOUSANDS OF DOLLARS)

                                                                               MAXIMUM        AVERAGE       WEIGHTED
                                                                WEIGHTED        AMOUNT        AMOUNT         AVERAGE
                                                    BALANCE      AVERAGE     OUTSTANDING    OUTSTANDING     INTEREST
                                                    AT END    INTEREST RATE   AT END OF       DURING       RATE DURING
                                                    OF YEAR    AT YEAR END    ANY MONTH      THE YEAR       THE YEAR
                                                   ---------  -------------  ------------  -------------  -------------
                                                                                   1993
                                                   --------------------------------------------------------------------
Payable to bank (1)..............................  $     819        4.10%     $      819     $     393         4.35%(2)

                                                                                   1992
                                                   --------------------------------------------------------------------
Payable to bank (1)..............................  $     959        3.99%     $    2,190     $     686         4.90%(2)

                                                                                   1991
                                                   --------------------------------------------------------------------
Payable to bank (1)..............................  $     160        5.34%     $    1,110     $     590         7.84%(2)

- ------------------
(1) Short-term line of credit with interest at prime or rates based on the federal funds.

(2) Computed based on the varying interest rates in effect at the time the funds were borrowed.

        See accompanying notes to the consolidated financial statements.

                                                                      SCHEDULE X

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                           (IN THOUSANDS OF DOLLARS)

                                                                                       1993       1992       1991
                                                                                     ---------  ---------  ---------

Maintenance and Repairs............................................................  $   7,586  $   7,262  $   7,297
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

Taxes, other than payroll and income taxes.........................................  $   5,475  $   5,220  $   4,830
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

        See accompanying notes to the consolidated financial statements.