Form 10-Q
period 1994-03-31
PHILADELPHIA SUBURBAN CORP
filed 1994-05-16
CIK 78128

               SECURITIES AND EXCHANGE COMMISSION

                     Washington D.C.  20549

                            FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1994

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

Registrant's telephone number, including area code: (610)-527-8000

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __X__      No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1994.

                            11,374,928

                       CONSOLIDATED BALANCE SHEETS
                        (In thousands of dollars)

                                             March 31,   December 31,
                                                 1994           1993
                                             --------       --------
                                           (Unaudited)      (Audited)
Property, plant and equipment, at cost       $436,150       $433,302
Less accumulated depreciation                  69,672         67,072
                                             --------       --------
  Net property, plant and equipment           366,478        366,230

Current assets
  Cash                                           (565)          (868)
  Accounts receivable, net                     18,604         18,131
  Inventory, materials and supplies             1,890          1,721
  Prepayments and other current assets            372            532
                                             --------       --------
     Total current assets                      20,301         19,516

Regulatory assets                              51,757         51,229
Deferred charges and other assets, net          2,585          2,704
                                             --------       --------
                                             $441,121       $439,679
                                             ========       ========

Common stockholders' equity                  $134,688       $135,934

Preferred stock of subsidiary with
  mandatory redemption                         10,000         10,000

Long-term debt, excluding current portion     154,162        145,292

Commitments                                        --             --

Current liabilities
  Current portion of long-term debt               884          4,884
  Loans payable                                    -             819
  Accounts payable                                815          3,381
  Accrued interest                              3,797          3,439
  Other accrued liabilities                    10,897          9,269
  Net reserves related to
    discontinued operations                     2,413          2,578
                                             --------       --------
     Total current liabilities                 18,806         24,370

Deferred credits and other liabilities
  Deferred income taxes and investment credits 69,689         69,137
  Customers' advances for construction         23,219         24,379
  Other noncurrent liabilities                  8,916          8,926
                                             --------       --------
     Total deferred credits and other
        liabilities                           101,824        102,442

Contributions in aid of construction           21,641         21,641
                                             --------       --------
                                             $441,121       $439,679
                                             ========       ========

See notes to consolidated financial statements on page 4 of this report.

                    CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share amounts)

                               (UNAUDITED)

                                            Three Months Ended
                                                 March 31,
                                        -----------------------
                                            1994           1993
                                        --------       --------
Earned revenues                         $ 24,849       $ 22,726

Costs and expenses
  Operating expenses                      11,833         10,733
  Depreciation                             2,573          2,411
  Amortization                                92            115
  Taxes other than income taxes            1,902          1,773
                                        --------       --------
                                          16,400         15,032
Operating income from continuing
  operations                               8,449          7,694
Interest and debt expenses                 3,165          3,328
Dividends on preferred stock                 216            216
Allowance for funds used during
  construction                               (19)          (222)
                                        --------       --------

Income from continuing operations before
  income taxes                             5,087          4,372
Provision for income taxes                 2,138          1,785
                                        --------       --------
Income from continuing operations          2,949          2,587
Loss on disposal of discontinued
  operations                                  --             --
                                        --------       --------
Net income                              $  2,949       $  2,587
                                        ========       ========

Net income per share
  Continuing operations                 $    .26       $    .26
  Discontinued Operations                     --             --
                                        --------       --------
     Total                              $    .26       $    .26
                                        ========       ========

Average common and common equivalent
  shares outstanding during the period    11,469          9,950
                                        ========       ========

See notes to consolidated financial statements on page 4 of this report.

                   CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands of dollars)

                                (UNAUDITED)

                                                    Three Months Ended
                                                         March 31,
                                                   -------------------
                                                       1994       1993
                                                   --------   --------
Cash flows from operating activities:
  Income from continuing operations                $  2,949   $  2,587
  Adjustments to reconcile income
  from continuing operations to net
  cash flows from operating activities:
    Depreciation and amortization                     2,665      2,526
    Deferred taxes, net of taxes on
     customers' advances                                161        223
    Net decrease (increase) in receivables,
      inventory and prepayments                        (481)        48
    Net decrease in payables and
      other accrued liabilities                        (973)      (813)
    Net increase (decrease) in accrued interest         358       (260)
    Other                                              (138)      (122)
                                                   --------   --------
    Net cash flows from operating activities          4,541      4,189
                                                   --------   --------

Cash flows from investing activities:
  Property, plant and equipment additions,
    including allowance for funds used during
    construction of $19 and $222                     (2,641)    (4,041)
  Sale of subsidiaries and related assets                --        871
  Other                                                  28        (15)
                                                   --------   --------
    Net cash flows from investing activities         (2,613)    (3,185)
                                                   --------   --------

Cash flows from financing activities:
  Customers' advances and contributions in aid of
    construction, net of income tax payments            295        156
  Repayments of customers' advances                  (1,455)    (1,487)
  Net proceeds (repayments) of short-term debt         (819)      (730)
  Proceeds of long-term debt                          8,839      6,018
  Repayments of long-term debt                       (4,000)    (4,500)
  Proceeds from issuing common stock                    654        830
  Repurchase of common stock                         (1,771)        --
  Dividends paid                                     (3,078)    (2,562)
  Other                                                (125)        (4)
                                                   --------   --------
    Net cash flows from financing activities         (1,460)    (2,279)
                                                   --------   --------

Net cash flows from discontinued operations            (165)      (181)
                                                   --------   --------

Net increase (decrease) in cash                         303     (1,456)
Cash deficit beginning of year                         (868)      (712)
                                                   --------   --------
Cash deficit at end of period                      $   (565)  $ (2,168)
                                                   ========   ========

See notes to consolidated financial statements on page 4 of this report.

          PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In thousands of dollars, except per share amounts)

Note 1    Basis of Presentation

          The accompanying consolidated balance sheet of Philadelphia Suburban Corporation at March 31, 1994, the consolidated statements of income for the three months ended March 31, 1994 and 1993, and the consolidated cash flow statements for the three months ended March 31, 1994 and 1993 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position at March 31, 1994, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1993.

Note 2    Water Rates

          In May 1994, PSW reached an agreement with the parties (the Office of Consumer Advocate, the Pennsylvania Public Utility Commission Office of Trial Staff, and the Office of Small Business Advocate) actively participating in litigating the rate application it filed in December 1993. This settlement is designed to increase annual water revenues by $9,050 or approximately 9%. As a part of this settlement agreement, PSW has agreed not to file for a new general rate increase prior to April 1, 1995, absent extraordinary circumstances. Subject to the outcome of the Office of Consumer Advocate's court challenge on the propriety of rate recovery of Statement of Financial Accounting Standards No. 106, "Accounting for Post-retirement Benefits Other than Pensions" ("SFAS 106") costs in other utility rate decisions, the settlement agreement provides for the recovery of costs associated with the implementation of SFAS 106, including an 18.5 year amortization of those costs deferred since the adoption of SFAS 106 which were recorded as a regulatory asset. This settlement is subject to review and approval by the Pennsylvania Public Utility Commission ("PUC"). If approved by the PUC, PSW anticipates that the increase would be effective sometime in June 1994, rather than September 2, 1994 which would have been the likely effective date if the rate request was fully litigated.

Note 3    Postemployment Benefits

          In January 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires the Company to accrue the expected cost of providing postemployment benefits during the years that employees render services to the Company. Since, the Company has experienced minimal post-employment medical costs and the Company had already established adequate reserves for other costs which are accruable under SFAS 112 the implementation of SFAS 112 has had no impact on the results of operations or financial position of the Company.

          PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

          (In thousands of dollars, except per share amounts)

Note 4    Discontinued Operations

          Net reserves related to discontinued operations consist primarily of reserves for future and contingent costs associated with the discontinued operations. These costs, which are recorded on the balance sheets net of related income tax benefits, include administrative, legal and tax services, contingent legal and lease obligations and certain employee costs. During the quarter, $165 of payments specifically associated with discontinued operations were charged to this reserve.

          PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (In thousands of dollars, except per share amounts)

     Philadelphia Suburban Corporation (the Company or PSC) is composed of two businesses, a regulated water utility (Philadelphia Suburban Water Company or PSW), and a nonregulated data processing service bureau (Utility & Municipal Services, Inc. or UMS). The operations of UMS are not significant to the financial results of the Company and, therefore, are not discussed separately. Corporate expenses include administrative expenses of a general nature.

                          Financial Condition

     During the quarter, the Company had $2,641 of capital expenditures related to routine capital improvements and replacements for PSW and repaid $1,455 of customer advances for construction. The Company also repurchased 93,400 shares of its common stock at a net cost of $1,771 during the quarter.

     During the first quarter of 1994, internally generated funds, available working capital and funds available under the revolving credit agreement, were sufficient to fund the cash requirements discussed above, and to pay dividends.

     At March 31, 1994, the Company and PSW had $3,000 and $1,000 available, respectively under short-term lines of credit and PSW had $9,550 of unused credit under its revolving credit agreement.

     Traditionally, PSW has financed its ongoing construction program and other financial requirements separately from the Company. PSW's ability to finance its future construction program and pay dividends to the Company depends on its ability to attract the necessary external financing and to maintain or increase internally generated funds. Rate increases and regulatory support will be required to allow PSW to achieve an adequate level of earnings necessary to attract capital, to maintain satisfactory debt coverage ratios and to provide shareholders an adequate return on their investment. Management believes that internally generated funds along with existing credit facilities are adequate to meet the Company's financing requirements through the balance of the year and beyond. Further, management believes that with the improvement in the Company's capitalization ratios over the past two years, it will be able to obtain the external financing that it expects to need.

          PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
          (In thousands of dollars, except per share amounts)

                         Results of Operations

Analysis of First Quarter of 1994 Compared to First Quarter of 1993

     Revenues for the quarter increased $2,123 or 9.3% primarily due to a 7.4% rate increase granted PSW on June 1, 1993, and a slight increase in customer consumption of water, partially offset by a reduction in the state tax surcharge rate that PSW was allowed to add to its bills prior to the June 1, 1993 rate increase.

     Operating expenses increased by $1,100 or 10.2% primarily as a result of higher costs associated with the extreme cold weather experienced during January and February of 1994. The weather conditions created significant maintenance problems, including an abnormally high number of water main breaks, and required additional treatment costs as raw water quality deteriorated due to salt and other chemicals used to melt the ice and snow on roadways. The additional costs associated with the weather were approximately $800. The balance of the increased operating expense is due to increases in wages and electric rates.

     Depreciation increased by $162 or 6.7% reflecting the impact of utility plant placed in service since the first quarter of 1993.
Depreciation was approximately 2.3% of average utility plant in service in both the first quarter of 1994 and 1993.

     Taxes other than income taxes increased by $129 or 7.3% due to higher Pennsylvania Capital Stock Tax resulting from an increase in common stockholders' equity, and due to increased payroll taxes related to the increased labor expenses.

     Interest expense declined by $163 or 4.9% reflecting a reduction by the Company in the average outstanding debt with proceeds it received from the sale of common stock since the first quarter of 1993.

     Allowance for funds used during construction ("AFUDC") decreased primarily due to an $8,000 decrease in the balance of construction work in progress ("CWIP"). The majority of the decrease in CWIP is associated with an $11,500 filtration plant which was completed and placed in service in the fourth quarter of 1993. In addition, the AFUDC rate has also declined as the Company is required to use a rate equal to the average costs of borrowings under its revolving credit facility while the CWIP balance is less than the borrowing level under this facility.
The average cost of capital (i.e. the weighted cost of long-term debt, preferred stock and common equity) is used as the AFUDC rate for the amount the CWIP balance exceeds the balance of the revolving credit facility. In prior periods the average cost of capital was used as the AFUDC rate.

          PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
          (In thousands of dollars, except per share amounts)

     The Company's effective income tax rate was 42.0% in 1994 and 40.8% in 1993. The increase in the effective tax rate is due primarily to the impact of the Omnibus Budget Reconciliation Act of 1993. Enacted during the third quarter of 1993, the Act raised the statutory federal tax rate from 34% to 35%.

     Net income for the quarter increased by $362 or 14.0% primarily as a result of increased revenues partially offset by higher operating expenses. Earnings per share, however, were equal to 1993 since the increase in net income was offset by a higher number of shares outstanding. The increased number of shares outstanding was primarily due to the 1.1 million shares issued in a public offering in April 1993, and an additional 428,032 shares sold since the first quarter of 1993 through the Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plan, partially offset by 145,035 shares repurchased by the Company since the first quarter of 1993.

        PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      Part II.  Other Information

Item 1.   Legal Proceedings

          There are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their properties is the subject that present a reasonable likelihood of a material adverse impact on the Registrant. Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, which is incorporated by a reference herein.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               None

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

May 12, 1994

                                      PHILADELPHIA SUBURBAN CORPORATION
                                     ------------------------------------
                                                 Registrant

                                          Nicholas DeBenedictis
                                     ------------------------------------
                                          Nicholas DeBenedictis
                                          Chairman and President

                                            Michael P. Graham
                                     ------------------------------------
                                            Michael P. Graham
                                     Senior Vice President - Finance
                                               and Treasurer