Form 10-Q
period 1994-06-30
PHILADELPHIA SUBURBAN CORP
filed 1994-08-15
CIK 78128

               SECURITIES AND EXCHANGE COMMISSION

                     Washington D.C.  20549

                            FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1994

Commission File Number 1-6659

                PHILADELPHIA SUBURBAN CORPORATION
          ---------------------------------------------
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      Pennsylvania                        23-1702594
                     --------------                     --------------
            (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

      762 Lancaster Avenue, Bryn Mawr, Pennsylvania          19010
      ----------------------------------------------        -------
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

                            Yes __X__      No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1994.

                            11,517,773

            PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                        (In thousands of dollars)

                                             June 30,      December 31,
                                               1994           1993
                                             --------       --------
                                             (Unaudited)    (Audited)
Property, plant and equipment, at cost       $442,111       $433,302
Less accumulated depreciation                  72,266         67,072
                                             --------       --------
  Net property, plant and equipment           369,845        366,230

Current assets
  Cash                                           (687)          (868)
  Accounts receivable, net                     19,503         18,131
  Inventory, materials and supplies             1,877          1,721
  Prepayments and other current assets          2,274            532
                                             --------       --------
     Total current assets                      22,967         19,516

Regulatory assets                              49,694         51,229
Deferred charges and other assets, net          2,673          2,704
                                             --------       --------
                                             $445,179       $439,679
                                             ========       ========

Common stockholders' equity                  $138,111       $135,934

Preferred stock of subsidiary with
  mandatory redemption                         10,000         10,000

Long-term debt, excluding current portion     156,962        145,292

Commitments                                        -              -

Current liabilities
  Current portion of long-term debt               884          4,884
  Loans payable                                    70            819
  Accounts payable                              1,464          3,381
  Accrued interest                              3,399          3,439
  Other accrued liabilities                     9,035          9,269
  Net reserves related to
    discontinued operations                     2,369          2,578
                                             --------       --------
     Total current liabilities                 17,221         24,370

Deferred credits and other liabilities
  Deferred income taxes and investment
    credits                                    67,909         69,137
  Customers' advances for construction         23,669         24,379
  Other noncurrent liabilities                  9,618          8,926
                                             --------       --------
     Total deferred credits and other
        liabilities                           101,196        102,442

Contributions in aid of construction           21,689         21,641
                                             --------       --------
                                             $445,179       $439,679
                                             ========       ========

See notes to consolidated financial statements on page 5 of this report.
                                    1

            PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share amounts)

                               (UNAUDITED)

                                            Six Months Ended
                                                June 30,
                                         ----------------------
                                           1994          1993
                                         --------       -------
Earned revenues                           $51,579       $47,774

Costs and expenses
  Operating expenses                       24,057        21,938
  Depreciation                              5,165         4,901
  Amortization                               (159)          283
  Taxes other than income taxes             3,630         3,430
                                         --------      --------
                                           32,693        30,552
                                         --------      --------

Operating income                           18,886        17,222
Interest and debt expenses                  6,394         6,812
Dividends on preferred stock                  433           433
Allowance for funds used during
  construction                                (43)         (506)
                                         --------      --------

Income before income taxes                 12,102        10,483
Provision for income taxes                  5,118         4,292
                                         --------      --------

Net income                                $ 6,984       $ 6,191
                                         ========      ========

Net income per share                      $   .61       $   .59
                                         ========      ========

Average common and common equivalent
  shares outstanding during the period     11,467        10,431
                                         ========      ========

See notes to consolidated financial statements on page 5 of this report.

            PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share amounts)

                               (UNAUDITED)

                                            Three Months Ended
                                                 June 30,
                                         ----------------------
                                             1994          1993
                                         --------      --------
Earned revenues                           $26,730       $25,048

Costs and expenses
  Operating expenses                       12,001        11,205
  Depreciation                              2,592         2,490
  Amortization                                (28)          168
  Taxes other than income taxes             1,728         1,657
                                         --------      --------
                                           16,293        15,520
                                         --------      --------

Operating income                           10,437         9,528
Interest and debt expenses                  3,229         3,484
Dividends on preferred stock                  217           217
Allowance for funds used during
  construction                                (24)         (284)
                                         --------      --------

Income before income taxes                  7,015         6,111
Provision for income taxes                  2,980         2,507
                                         --------      --------

Net income                                $ 4,035       $ 3,604
                                         ========      ========

Net income per share                      $   .35       $   .33
                                         ========      ========

Average common and common equivalent
  shares outstanding during the period     11,461        10,905
                                         ========      ========

See notes to consolidated financial statements on page 5 of this report.

            PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands of dollars)

                                (UNAUDITED)

                                                     Six Months Ended
                                                         June 30,
                                                   -------------------
                                                     1994       1993
                                                   --------   --------
Cash flows from operating activities
  Net income                                        $ 6,984    $ 6,191
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                     5,006      5,184
    Deferred taxes, net of taxes on customers'
      advances                                        1,085        184
    Net increase in receivables, inventory
      and prepayments                                (3,270)    (2,168)
    Net decrease in payables and other
      accrued liabilities                            (1,886)    (2,357)
    Net increase (decrease) in accrued interest         (41)       138
    Other                                              (226)      (215)
                                                   --------   --------
    Net cash flows from operating activities          7,652      6,957
                                                   --------   --------

Cash flows from investing activities
  Property, plant and equipment additions,
    including allowance for funds used during
    construction of $43 and $506                     (8,539)   (11,394)
  Sale of subsidiaries and related assets                -         871
  Other                                                  22        (15)
                                                   --------   --------
    Net cash flows from investing activities         (8,517)   (10,538)
                                                   --------   --------

Cash flows from financing activities
  Customers' advances and contributions in aid of
    construction, net of income tax payments            926        796
  Repayments of customers' advances                  (1,587)    (2,387)
  Net repayments of short-term debt                    (749)      (159)
  Proceeds of long-term debt                         12,464     21,726
  Repayments of long-term debt                       (4,850)   (32,962)
  Proceeds from issuing common stock                  3,364     22,708
  Repurchases of common stock                        (2,020)       (54)
  Dividends paid                                     (6,151)    (5,539)
  Other                                                (142)      (101)
                                                   --------   --------
    Net cash flows from financing activities          1,255      4,028
                                                   --------   --------

Net cash flows to discontinued operations              (209)      (319)
                                                   --------   --------

Net increase in cash                                    181        128
Cash deficit beginning of year                         (868)      (712)
                                                   --------   --------
Cash deficit at end of period                       $  (687)   $  (584)
                                                   ========   ========

See notes to consolidated financial statements on page 5 of this report.

          PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In thousands of dollars, except per share amounts)

Note 1    Basis of Presentation

          The accompanying consolidated balance sheet of Philadelphia Suburban Corporation at June 30, 1994, the consolidated statements of income for the six months and quarter ended June 30, 1994 and 1993, and the consolidated cash flow statements for the six months ended June 30, 1994 and 1993 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position at June 30, 1994, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1993 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

Note 2    Water Rates

          In June 1994, the Pennsylvania Public Utility Commission ("PUC") approved a rate settlement that Philadelphia Suburban Water Company (PSW) had reached with the parties (the Office of Consumer Advocate, the PUC Office of Trial Staff and the Office of Small Business Advocate) actively participating in litigating the rate application PSW filed in December 1993. This settlement is designed to increase annual water revenues by $9,050 or approximately 9.05% effective June 17, 1994. As a part of this settlement agreement, PSW agreed not to file for a new general rate increase prior to April 1, 1995, absent extraordinary circumstances.

          The rate settlement specifically incorporated the recovery of Postretirement Benefits Other than Pensions (PBOP's) computed under Statement of Financial Accounting Standards No. 106 ("SFAS 106"). The settlement agreement provides for the current recovery of the annual PBOP costs computed under SFAS 106, as well as the amortization, over a period of 18.5 years, of that portion of the regulatory asset related to the adoption of SFAS 106. The balance of the regulatory asset related to the adoption of SFAS 106 as of June 17, 1994, the date rate recovery of these costs commenced, was $2,456.

           PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

          (In thousands of dollars, except per share amounts)

Note 3    Regulatory Asset

          In 1993, the Office of Consumer Advocate ("OCA") appealed two PUC decisions to Pennsylvania Commonwealth Court in which the PUC either allowed the utility to defer its incremental PBOP costs by means of a regulatory asset or allowed current rate recovery of these costs. In May 1994, Commonwealth Court issued a decision in one case in which it found that the PUC violated the rule against retroactive ratemaking when it approved a utility's request to record a regulatory asset related to SFAS 106 and, in the process, guaranteed future rate recovery of these costs. The Court based its decision, in part, on the fact that the utility had ample opportunity to file a timely base rate request to include PBOP costs computed under SFAS 106.

          In a subsequent decision, involving another utility and the PUC's approval of its rate recovery of PBOP costs computed under SFAS 106, the same Court found that inclusion of the amortization of the Accumulated Postretirement Benefit Obligation in PBOP costs did not constitute retroactive ratemaking and, in general, affirmed the PUC's authority to allow rate recovery of PBOP costs computed under SFAS 106. Litigants in both these cases have requested the Pennsylvania Supreme Court to review these decisions.

          Management believes that the facts and circumstances that the Commonwealth Court relied upon in the first decision are significantly different from those of the Company. Among those differences is the fact that the Company did file timely rate requests which incorporated recovery of its incremental PBOP costs computed under SFAS 106 and has reached a rate settlement which incorporates the rate recovery of the regulatory asset related to the implementation of SFAS 106.
          The Company does not consider the regulatory asset related to the implementation of SFAS 106 impaired as a result of the first Commonwealth Court decision.

Note 4    Discontinued Operations

          Net reserves related to discontinued operations consist primarily of reserves for future and contingent costs associated with the discontinued operations. These costs, which are recorded on the balance sheet net of related income tax benefits, include administrative, legal and tax services, contingent legal and lease obligations and certain employee costs. During the quarter, $44 of payments specifically associated with discontinued operations were charged to this reserve.

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

                          Financial Condition

     During the first half of 1994, the Company made $8,539 of capital expenditures related to routine capital improvements and replacements for PSW and repaid $1,587 of customer advances for construction.

     During the first six months, internally generated funds, available working capital and funds available under the revolving credit agreement, were sufficient to fund the cash requirements discussed above, and to pay dividends. In addition, proceeds from the issuance of common stock, primarily through the Company's Customer Stock Purchase Plan and the Dividend Reinvestment Plan, net of repurchases of common stock amounted to approximately $1,344. Effective with the September 1, 1994 payment, the Company increased the quarterly dividend on common stock from $.27 per share to $.28 per share.

     At June 30, 1994, the Company and PSW had $2,930 and $1,000 respectively, available under short-term lines of credit and PSW had $5,900 available under its revolving credit agreement. In August 1994, the Company increased its short-term lines of credit from $3,000 to $9,000.

     Traditionally, PSW has financed its ongoing construction program and other financial requirements separately from PSC. PSW's ability to finance its future construction program and pay dividends to the Company depends on its ability to attract the necessary external financing and to maintain or increase internally generated funds. Rate increases and regulatory support will continue to be required to allow PSW to achieve a level of earnings necessary to attract capital, to maintain satisfactory debt coverage ratios and to provide shareholders an adequate return on their investment.

     Historically, PSW refinances amounts due under its revolving credit agreement and its lines of credit through the issuance of long-term debt and intends to issue long-term debt within the next three months. Management believes that, with the improvement in the Company's and PSW's capitalization ratios over the past two years, it will be able to successfully issue long-term debt and obtain other external financing

          PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued) (In thousands of dollars, except per share amounts)

that it may need. Further, Management believes that internally generated funds along with existing credit facilities and the issuance of long-term debt are adequate to meet the Company's financing requirements through the balance of the year and beyond.

                         Results of Operations

Analysis of First Six Months of 1994 Compared to First Six Months of 1993

Revenues increased $3,805 or 8.0% primarily due to the 7.4% rate increase granted PSW on June 1, 1993, a slight increase in customer consumption of water and, to a lesser extent, the rate increase which became effective on June 17, 1994.

Operating expenses increased by $2,119 or 9.7% primarily as a result of higher costs resulting from the extreme cold weather experienced during the winter months of 1994. The weather conditions caused significant maintenance problems, including an abnormally high number of water main breaks, and required additional treatment costs as raw water quality deteriorated during these months. The additional costs associated with the weather were approximately $800 or 38% of the total increase in operating expenses. The balance of the increase in operating expenses was due to increases in wages, electric rates, and cost of water purchased.

Depreciation increased by $264 or 5.4% reflecting the impact of utility plant placed in service since last year. Depreciation was approximately 2.3% of average utility plant in service in both the first half of 1994 and 1993.

Amortization decreased $442 primarily due to $411 of amortization of the negative goodwill associated with the December 1992 acquisitions of two water systems which has been recognized in conjunction with the rate settlement retroactive to the first quarter of 1993.

Taxes other than income taxes increased by $200 or 5.8% primarily due to increases in the bases on which the Pennsylvania Capital Stock Tax and the Pennsylvania Public Utility Realty Tax Assessment are calculated and due to increased payroll taxes associated with wage increases.

Interest expense decreased by $418 or 6.1% reflecting a reduction in the average outstanding debt as a result of the proceeds the Company received from the sale of common stock since early 1993 and due to a reduction in overall interest rates on debt outstanding.

          PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued) (In thousands of dollars, except per share amounts)

Allowance for funds used during construction ("AFUDC") decreased $463 primarily due to a $10,200 decrease in the balance of construction work in progress ("CWIP") on which AFUDC is applied. The majority of the decrease in CWIP is associated with an $11,500 filtration plant which was completed and placed in service in the fourth quarter of 1993. In addition, the AFUDC rate has also declined as the Company is required to use a rate equal to the average costs of borrowings under its revolving credit facility while the balance of CWIP is less than the borrowing level under this facility. The average cost of capital (i.e. the weighted cost of long-term debt, preferred stock and common equity) is used as the AFUDC rate for the amount the CWIP balance exceeds the balance of the revolving credit facility. In prior periods the average cost of capital was used as the AFUDC rate.

The Company's effective income tax rate was 42.3% in 1994 and 40.9% in 1993. The increase in the effective tax rate is due primarily to the impact of the Omnibus Budget Reconciliation Act of 1993. Enacted during the third quarter of 1993, the Act raised the statutory federal tax rate from 34% to 35%.

Net income increased $793 or 12.8% primarily due to increased revenues, partially offset by higher operating expenses. On a per share basis, earnings increased $.02 or 2.6% reflecting the effect of a 9.9% increase in the average number of shares outstanding. The increased number of shares outstanding was primarily due to the 1.1 million shares issued in a public offering in April 1993, the additional 421,928 shares issued through the Company's stock purchase plans it maintains for customers and existing shareholders since the first half of 1993, partially offset by 155,805 shares repurchased by the Company since the second quarter of 1993.

Analysis of Second Quarter of 1994 Compared to Second Quarter of 1993

Revenues for the quarter increased $1,682 or 6.7% primarily due to the rate increases granted PSW in June 1993 and 1994, and a slight increase in customers' consumption of water.

Operating expenses increased $796 or 7.1% primarily due to increased maintenance costs associated with a higher number of water main breaks that occurred during the quarter as compared to 1993, and increased wages, electric rates and cost of water purchased.

Depreciation increased $102 or 4.1% reflecting the impact of utility plant placed in service since the second quarter of 1993. Depreciation was approximately 2.3% of average utility plant in service in the second quarter of 1994 and 1993, respectively.

          PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued) (In thousands of dollars, except per share amounts)

Amortization decreased $196 primarily due to $163 of amortization of the negative goodwill associated with the aforementioned December 1992 acquisition of two water systems.

Taxes other than income taxes increased $71 or 4.3% due to higher
Pennsylvania Capital Stock Tax resulting from an increase in common stockholders' equity.

Interest expense decreased $255 or 7.3% reflecting a reduction in the average outstanding debt and due to a reduction in overall interest rates on debt outstanding.

Allowance for funds used during construction decreased $260 due to the decrease in CWIP as a result of the $11,500 filtration plant being completed and placed in service in the fourth quarter of 1993, and decline in the AFUDC rate as discussed in the first six months analysis.

The Company's effective income tax rate was 42.5% in 1994 and 41.0% in 1993. The increase in the effective tax rate is due to the same reason described for the first six months analysis.

Net income for the quarter increased by $431 or 12% principally due to increased water revenues, partially offset by higher operating expenses. Earnings per share, however, increased only $.02 per share or 6.5% due to the higher number of average shares outstanding.

        PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      Part II.  Other Information

Item 1.   Legal Proceedings

          There are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their properties is the subject that present a reasonable likelihood of a material adverse impact on the Registrant. Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, which is included by a reference herein.

Item 4.   Results of Vote of Security Holders

          The Annual Meeting of Shareholders of Philadelphia Suburban Corporation (the "Company") was held on May 19, 1994 at the headquarters of the Company, 762 Lancaster Avenue, Bryn Mawr, Pennsylvania, pursuant to the Notice sent on or about April 1, 1994 to all shareholders of record at the close of business on March 21, 1994. At that meeting, the following nominees were elected as directors of the Company for terms expiring in 1997 and received the votes set forth after their names below:

              Name of
              Nominee              For            Withheld
          -----------------     ---------         --------
          John H. Austin        9,449,992          301,751
          John F. McCaughan     9,468,214          283,529
          Harvey J. Wilson      9,458,985          292,758

          Since the Board of Directors is divided into three classes with one class elected each year to hold office for a three-year term, the term of office for the following directors continued after the Annual Meeting: Mary C. Carroll; Claudio Elia; Joseph
          C. Ladd; John W. Boyer, Jr.; Nicholas DeBenedictis; and G. Fred
          DiBona.

              PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

Item 4., Continued

          In addition to the election of directors, the following proposals were presented at the Annual Meeting and received the votes set forth below:

          a.   Proposal to Approve the 1994 Employee Stock Purchase Plan

                                                      Broker
                 For        Against    Abstentions    Non-votes
              ---------     -------    -----------    ---------
              7,562,179     528,919       96,651      1,563,994

          b.  Proposal to Approve the 1994 Philadelphia Suburban
              Corporation Equity Compensation Plan.

                                                      Broker
                 For        Against    Abstentions    Non-votes
              ---------     -------    -----------    ---------
              7,058,403     944,180      184,166      1,564,994


          c.  A Shareholder Proposal to Elect All Directors Annually

                                                      Broker
                 For        Against    Abstentions    Non-votes
              ---------     -------    -----------    ---------
              2,229,321     5,738,054    219,374      1,564,994

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Report on Form 8-K

               None

                             SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 12, 1994

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