Form 10-Q
period 1994-09-30
PHILADELPHIA SUBURBAN CORP
filed 1994-11-14
CIK 78128

               SECURITIES AND EXCHANGE COMMISSION

                     Washington D.C.  20549

                            FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1994

Commission File Number 1-6659

                PHILADELPHIA SUBURBAN CORPORATION
      ---------------------------------------------------
     (Exact name of registrant as specified in its charter)

       Pennsylvania                                  23-1702594
(State or other jurisdiction of                    (I.R.S.Employer
 incorporation or organization)                   Identification No.)

762 Lancaster Avenue, Bryn Mawr, Pennsylvania             19010
______________________________________________       ______________
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:    (610) 527-8000

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ___X___   No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1994.

                           11,636,012

                       CONSOLIDATED BALANCE SHEETS
                        (In thousands of dollars)

                                          September 30,    December 31,
                                             1994             1993
                                         ______________   _____________
                                          (Unaudited)       (Audited)
Property, plant and equipment, at cost       $450,143       $433,302
Less accumulated depreciation                  74,512         67,072
                                              _______        _______
  Net property, plant and equipment           375,631        366,230

Current assets
  Cash                                           (271)          (868)
  Accounts receivable, net                     19,795         18,131
  Inventory, materials and supplies             1,646          1,721
  Prepayments and other current assets          1,247            532
                                              _______        _______
     Total current assets                      22,417         19,516

Regulatory assets                              49,660         51,229
Deferred charges and other assets, net          2,872          2,704
                                              _______        _______
                                             $450,580       $439,679
                                              =======        =======
Common stockholders' equity                  $141,865       $135,934

Preferred stock of subsidiary with
  mandatory redemption, including current
  portion of $1,429                            10,000         10,000

Long-term debt, excluding current portion     152,267        145,292

Commitments                                        -              -

Current liabilities
  Current portion of long-term debt               884          4,884
  Loans payable                                 1,490            819
  Accounts payable                              1,424          3,381
  Accrued interest                              3,869          3,439
  Other accrued liabilities                    10,109          9,269
  Net reserves related to
    discontinued operations                     2,750          2,578
                                              _______        _______
     Total current liabilities                 20,526         24,370

Deferred credits and other liabilities
  Deferred income taxes and investment
    credits                                    68,918         69,137
  Customers' advances for construction         24,735         24,379
  Other noncurrent liabilities                 10,497          8,926
                                              _______        _______
     Total deferred credits and other
        liabilities                           104,150        102,442

Contributions in aid of construction           21,772         21,641
                                              _______        _______
                                             $450,580       $439,679
                                              =======        =======

See notes to consolidated financial statements on page 5 of this report.

                    CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share amounts)

                               (UNAUDITED)

                                            Nine Months Ended
                                              September 30,
                                         ----------------------
                                           1994          1993
                                          ------        ------
Earned revenues                           $80,428       $75,722

Costs and expenses
  Operating expenses                       36,568        34,016
  Depreciation                              7,793         7,469
  Amortization                               (150)          792
  Taxes other than income taxes             5,418         5,077
                                           ______        ______
                                           49,629        47,354
                                           ______        ______

Operating income                           30,799        28,368
Interest and debt expenses                  9,633        10,260
Dividends on preferred stock                  649           649
Allowance for funds used during
  construction                                (80)         (777)
                                           ______        ______

Income before income taxes                 20,597        18,236
Provision for income taxes                  8,716         7,788
                                           ______        ______

Net income                                $11,881       $10,448
                                           ======        ======
Net income per share                      $  1.03       $   .97
                                           ======        ======

Average common and common equivalent
  shares outstanding during the period     11,522        10,748
                                           ======        ======

See notes to consolidated financial statements on page 5 of this report.

                    CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share amounts)

                              (UNAUDITED)


                                            Three Months Ended
                                              September 30,
                                         ----------------------
                                            1994          1993
                                           ------        ------
Earned revenues                           $28,849       $27,948

Costs and expenses
  Operating expenses                       12,511        12,078
  Depreciation                              2,628         2,568
  Amortization                                  9           509
  Taxes other than income taxes             1,788         1,647
                                           ------        ------
                                           16,936        16,802
                                           ------        ------

Operating income                           11,913        11,146
Interest and debt expenses                  3,239         3,448
Dividends on preferred stock                  216           216
Allowance for funds used during
  construction                                (37)         (271)
                                           ------        ------

Income before income taxes                  8,495         7,753
Provision for income taxes                  3,598         3,496
                                           ------        ------
Net income                                $ 4,897       $ 4,257
                                           ======        ======
Net income per share                      $   .42       $   .38
                                           ======        ======

Average common and common equivalent
  shares outstanding during the period     11,620        11,339
                                           ======        ======

See notes to consolidated financial statements on page 5 of this report.

                   CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands of dollars)

                                (UNAUDITED)

                                                    Nine Months Ended
                                                      September 30,
                                                 ----------------------
                                                     1994       1993
                                                    ------     ------
Cash flows from operating activities
  Net income                                        $11,881    $10,448
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                     7,643      8,261
    Deferred taxes, net of taxes on customers'
      advances                                        2,582      2,094
    Net increase in receivables, inventory
      and prepayments                                (2,303)    (3,170)
    Net decrease in payables and other
      accrued liabilities                              (837)    (1,245)
    Net increase in accrued interest                    430        257
    Other                                               126       (311)
                                                     -------   -------
    Net cash flows from operating activities         19,522     16,334
                                                     -------   -------

Cash flows from investing activities
  Property, plant and equipment additions,
    including allowance for funds used during
    construction of $80 and $777                    (17,023)   (18,818)
  Sale of subsidiaries and related assets                -         871
  Other                                                  66         (6)
                                                     -------   -------
    Net cash flows from investing activities        (16,957)   (17,953)
                                                     -------   -------

Cash flows from financing activities
  Customers' advances and contributions in aid of
    construction, net of income tax payments          2,273      1,772
  Repayments of customers' advances                  (1,785)    (2,512)
  Net borrowings (repayments) of short-term debt        671       (959)
  Proceeds of long-term debt                          7,758     21,194
  Repayments of long-term debt                       (4,850)   (33,480)
  Proceeds from issuing common stock                  5,311     25,506
  Repurchases of common stock                        (2,056)       (59)
  Dividends paid                                     (9,379)    (8,569)
  Other                                                (145)      (101)
                                                     -------   -------
    Net cash flows from financing activities         (2,202)     2,792
                                                     -------    -------

Net cash flows of discontinued operations               234       (732)
                                                     -------   -------

Net increase in cash                                    597        441
Cash deficit beginning of year                         (868)      (712)
                                                     -------   -------
Cash deficit at end of period                       $  (271)   $  (271)
                                                     ======     ======

See notes to consolidated financial statements on page 5 of this report.

          PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In thousands of dollars, except per share amounts)

Note 1    BASIS OF PRESENTATION
          The accompanying consolidated balance sheet of Philadelphia Suburban Corporation at September 30, 1994, the consolidated statements of income for the nine months and quarter ended September 30, 1994 and 1993, and the consolidated cash flow statements for the nine months ended September 30, 1994 and 1993 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position at September 30, 1994, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1993 and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 1994 and March 31, 1994.

Note 2    ACQUISITIONS
          As was disclosed in the Company's Annual Report, Philadelphia Suburban Water Company (PSW) submitted a proposal in November 1993 to purchase the water utility assets of Media Borough. Subsequently, the municipality requested clarification and resubmittal of the proposals from the competing bidders. Recently the municipality disclosed that PSW's proposal contained the highest bid. The final decision from the municipality as to the sale of its water system is expected in the near future. The sale is also subject to the approval of the Pennsylvania Public Utility Commission. Closing on the transaction is not likely to occur before the spring of 1995, should the municipality approve the sale to PSW. The Media system, for which PSW offered to pay $24,600 in cash, serves approximately 13,000 customers in a 23 square-mile service area contiguous to PSW's service territory. Annual revenues from this system approximate $4,500.

          Since the second quarter PSW has also entered into preliminary agreements to acquire five small water systems for a combined purchase price of approximately $7,400. These systems serve 4,145 customers in service territories that cover approximately 33 square-miles and that are adjacent or near to PSW's service territory. Operating revenues of these systems were $1,000 in 1993. In addition, PSW continues to hold discussions with several other water systems that are near or adjacent to PSW's service territory. If PSW is successful in acquiring these systems, the acquisitions would be funded primarily through the issuance of long-term debt.

          PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

          (In thousands of dollars, except per share amounts)


Note 3    DISCONTINUED OPERATIONS
          Net reserves related to discontinued operations consist primarily of reserves for future and contingent costs associated with the discontinued operations. These costs, which are recorded on the balance sheet net of related income tax benefits, include administrative, legal and tax services, contingent legal and lease obligations and certain employee costs. During the quarter, $21 of payments associated with discontinued operations were charged to this reserve. In addition, proceeds of $285 were received during the quarter from the sale of land that was owned by one of the businesses sold. The proceeds approximated the original cost of the land which was included in the reserve.

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

                          FINANCIAL CONDITION

     During the first nine months of 1994, the Company made $17,023 of capital expenditures related to routine capital improvements and replacements for PSW and repaid $1,785 of customer advances for construction.

     During the first nine months, internally generated funds, available working capital and funds available under the revolving credit agreement, were sufficient to fund the cash requirements discussed above, and to pay dividends. In addition, proceeds from the issuance of common stock, primarily through the Company's Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plan, net of repurchases of common stock amounted to approximately $3,255.

     During the quarter, the Company increased its short-term lines of credit from $3,000 to $9,000. At September 30, 1994, the Company and PSW had $8,240 and $270 respectively, available under short-term lines of credit and PSW had $10,595 available under its revolving credit agreement.

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

     Historically, PSW refinances amounts due under its revolving credit agreement and its lines of credit through the issuance of long-term debt and intends to issue long-term debt within the next six months. Management believes that, with the improvement in the Company's and PSW's capitalization ratios over the past two years, it will be able to successfully issue long-term debt and obtain other external financing that it may need. Further, management believes that internally generated

            PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued) (In thousands of dollars, except per share amounts)

funds along with existing credit facilities and the issuance of long-term debt are adequate to meet the Company's financing requirements through the balance of the year and beyond.

                         RESULTS OF OPERATIIONS

ANALYSIS OF FIRST NINE MONTHS OF 1994 COMPARED TO FIRST NINE MONTHS OF
1993

     Revenues increased $4,706 or 6.2% primarily due to rate increases of 7.4% and 9.05% granted PSW in June 1993 and June 1994, respectively, and to a slight increase in customer consumption of water.

     Operating expenses increased by $2,552 or 7.5% primarily as a result of higher costs resulting from both the extreme cold weather experienced during the winter months of 1994 and the recognition of the costs of Postretirement Benefits Other than Pensions computed under Statement of Financial Accounting Standards No. 106 which, as a result of the June rate increase, are now being currently recovered in rates. The weather conditions caused significant maintenance problems, including an abnormally high number of water main breaks, and required additional treatment costs as raw water quality deteriorated during these months. The additional costs associated with the weather were approximately $800 or 31% of the total increase in operating expenses. The balance of the increase in operating expenses was due to increases in wages, other employee benefit costs, electric rates, and cost of water purchased.

     Depreciation increased by $324 or 4.3% reflecting the impact of utility plant placed in service since last year. Depreciation was approximately 2.3% of average utility plant in service in both the first nine months of 1994 and 1993.

     Amortization decreased $942 primarily due to $575 of amortization of the negative goodwill associated with the December 1992 acquisitions of two water systems which has been recognized in conjunction with the June 1994 rate settlement.

     Taxes other than income taxes increased by $341 or 6.7% primarily due to increases in the bases on which the Pennsylvania Capital Stock Tax and the Pennsylvania Public Utility Realty Tax Assessment ("PURTA") are calculated and due to increased payroll taxes associated with wage increases.

            PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued) (In thousands of dollars, except per share amounts)

     Interest expense decreased by $627 or 6.1% reflecting a reduction in the overall interest rates on debt outstanding and a decline in the average outstanding debt as a result of the proceeds the Company received from the sale of common stock since early 1993.

     Allowance for funds used during construction ("AFUDC") decreased $697 primarily due to a $9,400 decrease in the balance of construction work in progress ("CWIP") on which AFUDC is applied. The majority of the decrease in CWIP is associated with an $11,500 filtration plant, which was completed and placed in service in the fourth quarter of 1993.

     The Company's effective income tax rate was 42.3% in 1994 and 42.7% in 1993. The decrease in the effective tax rate is due primarily to the reductions in losses at PSC for which no state income tax deductions are permitted.

     Net income increased $1,433 or 13.7% primarily due to increased revenues, partially offset by higher operating expenses. On a per share basis, earnings increased $.06 or 6.2% reflecting the effect of a 7.2% increase in the average number of shares outstanding. The increased number of shares outstanding was primarily due to the 1.1 million shares issued in a public offering in April 1993 and the additional 393,205 shares issued through the Company's stock purchase plans it maintains for customers and existing shareholders since the third quarter of 1993, partially offset by 157,805 shares repurchased by the Company since the third quarter of 1993.

ANALYSIS OF THIRD QUARTER OF 1994 COMPARED TO THIRD QUARTER OF 1993

     Revenues for the quarter increased $901 or 3.2% primarily due to the rate increase of 9.05% granted PSW in June 1994, offset by a decrease in the customers' consumption of water. The decreased water consumption is believed to be attributable to the relatively wet, cool weather experienced during July and August of 1994, as compared to the hot, dry weather experienced during the same period of 1993.

     Operating expenses increased $433 or 3.6% primarily due to the recognition of the costs of Postretirement Benefits Other than Pensions that are associated with the rate increase of June 1994 and to increased wages and other employee benefit expenses.

     Depreciation increased $60 or 2.3% reflecting the impact of utility plant placed in service since the third quarter of 1993. Depreciation was approximately 2.3% of average utility plant in service in the third quarter of 1994 and 1993, respectively.

          PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued) (In thousands of dollars, except per share amounts)

     Amortization decreased $500 primarily due to $164 of amortization of the negative goodwill associated with the aforementioned December 1992 acquisition of two water systems and a reduction in amortization associated with prior year rate cases and other expenses that are fully amortized.

     Taxes other than income taxes increased $141 or 8.6% due to higher Pennsylvania Capital Stock Tax resulting from an increase in common stockholders' equity, and an increase in the PURTA due to an increase in the utility plant in service.

     Interest expense decreased $209 or 6.1% reflecting a reduction in the overall interest rates on debt outstanding, partially offset by an increase in the average borrowings outstanding during the quarter.

     Allowance for funds used during construction decreased $234 due to the decrease in CWIP as a result of the $11,500 filtration plant being completed and placed in service in the fourth quarter of 1993.

     The Company's effective income tax rate was 42.4% in 1994 and 45.1% in 1993. The decrease in the effective tax rate is due to the additional taxes accrued in the third quarter of 1993 associated with the Omnibus Budget Reconciliation Act of 1993. Enacted during the third quarter of 1993, the Act raised the Federal corporate rate from 34% to 35% retroactive to January 1, 1993. During the third quarter of 1993, additional tax was accrued, which was related to the first half of 1993.

     Net income for the quarter increased by $640 or 15% principally due to increased water revenues, partially offset by higher operating expenses. Earnings per share, however, increased only $.04 per share or 10.5% due to the higher number of average shares outstanding.

          PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      Part II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          There are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their properties is the subject that present a reasonable likelihood of a material adverse impact on the Registrant. Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, which is included by reference herein.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Financial Data Schedule Exhibit 27

          (b)  Report on Form 8-K

               None

                             SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

November 10, 1994

                                     PHILADELPHIA SUBURBAN CORPORATION
                                     ---------------------------------
                                                Registrant

                                            Nicholas DeBenedictis
                                     ---------------------------------
                                            Nicholas DeBenedictis
                                            Chairman and President

                                             Michael P. Graham
                                     ---------------------------------
                                             Michael P. Graham
                                      Senior Vice President - Finance
                                                and Treasurer