Form 10-K
period 1994-12-31
PHILADELPHIA SUBURBAN CORP
filed 1995-03-15
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1994            Commission File
                                                         number 1-6659

                      PHILADELPHIA SUBURBAN CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Pennsylvania                                  23-1702594
 -------------------------------                   ------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)

 762 Lancaster Avenue, Bryn Mawr, Pennsylvania                19010
 ---------------------------------------------             ---------
   (Address of principal executive offices)                (Zip Code)

 Registrant's telephone number, including
 area code:                                            (610)-527-8000
                                                       --------------

 Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
     Title of each class                           which registered
     -------------------                        -------------------------
 Common stock, par value $.50 per share       New York Stock Exchange, Inc.
                                            Philadelphia Stock Exchange Inc.

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

 Yes    x      No
     ------       ------

 State the aggregate market value of the voting stock held by non-affiliates of
 the registrant as of March 1, 1995.        $176,943,928

     For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by March 1, 1995, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.

 Indicate the number of shares outstanding of each of the registrant's classes
 of common stock as of March 1, 1995.   11,758,514

 Documents incorporated by reference

     (1) Portions of registrant's 1994 Annual Report to shareholders have been incorporated by reference into Parts I and II of this Form 10-K Report.

     (2) Portions of the Proxy Statement, relative to the May 18, 1995 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, have been incorporated by reference into Part III of this Form 10-K Report.

                                   PART I
                                   ------

 Item 1.  Business
          --------

    Philadelphia Suburban Corporation ("PSC" or the "Registrant"), a Pennsylvania corporation, was incorporated in 1968. The business of PSC is conducted almost entirely through its subsidiary Philadelphia Suburban Water Company ("PSW"), a regulated public utility. PSC also owns a small data processing service operation, Utility & Municipal Services, Inc. The information appearing in "Management's Discussion and Analysis" from the portions of PSC's 1994 Annual Report to shareholders filed as Exhibit 13.2 to this Form 10-K Report is incorporated by reference herein.

    In 1990, the Board of Directors authorized the sale of Mentor Information Systems, Inc., Digital Systems, Inc., American Tele/Response Group, Inc., Stoner Associates, Inc., and its subsidiary Kesler Engineering, Inc.; and in 1991, the Board of Directors authorized the sale of PSC Engineers & Consultants, Inc. During 1991, all the businesses were sold except for American Tele/Response Group, Inc. and Kesler Engineering, Inc., which were sold in the first quarter of 1993. The results of operations of these businesses are accounted for as discontinued operations. Unless otherwise indicated, as used herein the "Company" includes the continuing operations of both PSC and its consolidated subsidiaries. The sales of the non-water service subsidiaries were authorized in order to allow the Company to concentrate its activities on its core water utility operations.

    Consistent with that decision, PSW has completed five water system acquisitions in the last three years. In December 1994, PSW acquired the franchise rights and the water utility assets of two privately owned water companies for a total of $612,000 in cash. These water supply systems are located adjacent to PSW's existing service territory and had combined 1994 revenues of approximately $120,000 prior to the acquisitions. In December 1993, PSW acquired the water utility assets and franchise rights of the Borough of Malvern for $1,323,000 in cash. In December 1992, PSW acquired the water utility assets of the West Whiteland Township and the Uwchlan Township Municipal Authority water systems for $9,128,000 in cash and the issuance of $1,777,000 in debt. Combined, the latter three systems added 41 square miles of service territory adjacent to PSW's existing service territory and had revenues of approximately $2,480,000 in 1994.

    Further, PSW submitted a proposal to purchase the water utility assets of Media Borough ("Media") for approximately $24,500,000. In November 1994, Media disclosed that it has selected PSW's proposal and has since enacted the necessary ordinance authorizing the transaction. The Media water system covers a 23 square mile service area contiguous to PSW's service territory. The transaction, which is subject to final negotiations and the approval of the Pennsylvania Public Utility Commission ("PUC"), is expected to be completed in the late spring or early summer of 1995.

    PSW has also entered into preliminary agreements to acquire six water systems for a combined purchase price of approximately $7,300,000. These systems cover approximately 40 square miles and are adjacent or near to PSW's service territory. In addition, PSW continues to hold discussions with several other water systems that are near or adjacent to it's service territory.

                    Philadelphia Suburban Water Company
                    -----------------------------------


    General. PSW is an operating public utility company, which supplies water to approximately 249,533 residential, commercial, industrial and public customers. PSW's contiguous service territory is approximately 382 square miles, comprising a large portion of the suburban area west and north of the City of Philadelphia. This territory is primarily residential in nature and is completely metered, except for fire hydrant service.

    Based on the 1990 census, PSW estimates that the total number of persons currently served is approximately 800,000. Excluding the customers that were added at the time of acquisitions in the last three years, customer accounts have grown at an average rate of approximately .6% per annum for the last three years.

    Operating revenues during the twelve months ended December 31, 1994 were derived approximately as follows:

              65.1% from residential customers
              21.5% from commercial customers
               4.9% from industrial customers
               1.2% from public customers
               6.6% from fire protection services
                .7% from sales to other water utilities and
                     miscellaneous customers
             -----
             100.0%
             =====

    Selected operating statistics. Set forth below is a table showing certain selected operating statistics for PSW for the past three years.

 Revenues from water sales (000's omitted)       1994      1993      1992
                                                 ----      ----      ----
       Residential                             $69,545   $66,183   $58,738
       Commercial                               23,020    19,970    18,755
       Industrial                                5,175     4,568     4,387
       Public                                    1,257     1,027     1,003
       Fire protection                           7,054     5,912     5,330
       Other                                       848     1,095     1,057
       Tax Surcharge                               (97)      706     2,281
                                              --------   -------   -------
            Total                             $106,802   $99,461   $91,551
                                              ========   =======   =======

 Water sales (million gallons)

       Residential                              16,577    16,729    16,034
       Commercial                                7,804     7,441     7,146
       Industrial                                2,085     1,985     1,947
       Public                                      324       294       277
       Fire protection - metered                    55        60        56
       Other                                       261       401       383
                                              --------   -------   -------
            Total                               27,106    26,910    25,843
                                              ========   =======   =======
 System delivery by source
 (million gallons)

       Surface (including Upper Merion
         reservoir)                             25,386    24,635    24,230
       Wells                                     5,037     5,466     4,642
       Purchased                                 2,356     2,446     2,392
                                              --------   -------   -------
            Total                               32,779    32,547    31,264
                                              ========   =======   =======
 Number of metered customers
 (end of year)

       Residential                             234,624   232,684   230,740
       Commercial                               10,777    10,7      10,547
       Industrial                                  833       832       837
       Public                                      688       696       671
       Fire protection                           2,596     2,248     1,980
       Other                                        15        15        13
                                              --------   -------   -------
       Total                                   249,533   247,195   244,788
                                              ========   =======   =======
 Average consumption per
   customer in gallons                         109,001   110,368   108,258
                                              ========   =======   =======

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

   The Pennsylvania Department of Environmental Resources ("DER") has regulatory power with respect to sources of supply and the construction, operation and safety practices for certain dams and other water containment structures under the Pennsylvania Dam Safety and Encroachments Act of 1979. PSW's dams are in compliance with these requirements in all material respects.

   PSW's surface supplies are supplemented by 40 wells. PSW also has interconnections with: the Chester Water Authority, which permits PSW to withdraw up to 6.2 million gallons per day ("mgd"); the Bucks County Water and Sewer Authority, which provides for a supply of up to 7.0 mgd; and the West Chester Area Municipal Authority, which provides up to a maximum of 1.0 mgd. Agreements regarding the first two interconnections require PSW to purchase certain minimum amounts of water. PSW believes it possesses all the necessary permits to obtain its supply of water from the sources indicated above.

   The minimum safe yield of all sources of supply described above, based on low stream flows of record with respect to surface supplies, is as follows:

   Surface supplies                        90.5 mgd
   Upper Merion Reservoir                   7.2
   Wells                                   17.7
   Purchased supplies                       8.1
                                          -----
     Total                                123.5 mgd
                                          =====

   During periods of normal precipitation, the safe yield is more than the minimum shown above. Under normal operating conditions, PSW can deliver a maximum of 139 mgd to its distribution system for short periods of time. The average daily sendout for 1994, 1993 and 1992 was 89.8, 89.1 and 85.4 mgd, respectively.

   The maximum demand ever placed upon PSW's facilities for one month occurred during June 1988, when sendout averaged 101.4 mgd. The peak day of record occurred during July 1993 when water use reached 118.8 mgd.

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

   Water shortages. The Delaware River Basin, which is the drainage area of the Delaware River from New York State to Delaware, periodically experiences water shortages during the summer months. To the extent that the reservoirs in the upper part of the Basin are affected by a lack of precipitation, the Delaware River Basin Commission (the "DRBC") may impose either voluntary or mandatory water use restrictions on portions or all of the Basin.

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

   Regulation by the Pennsylvania Public Utility Commission. PSW is subject to regulation by the PUC which has jurisdiction with respect to rates, service, accounting procedures, issuance of securities, acquisitions and other matters.

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

   Water Quality & Environmental Issues. PSW is subject to regulation of water quality by the U.S. Environmental Protection Agency ("EPA") under the Federal Safe Drinking Water Act (the "SDWA") and by the Pennsylvania Department of Environmental Resources ("DER") under the Pennsylvania Safe Drinking Water Act. The SDWA provides for the establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment process to be used for public drinking water. PSW is presently in compliance with all standards and treatment requirements promulgated to date.

   The EPA has an ongoing directive to issue additional regulations under the SDWA. The directive was clarified in 1986 when Congress amended the SDWA to require, among other revisions, disinfection of all drinking water, additional maximum contaminant level ("MCL") specifications, and filtration of all surface water supplies. PSW has already installed the necessary equipment to provide for the disinfection of the drinking water throughout the system and is monitoring for the additional specified contaminants. PSW's surface water supplies are filtered.

   In addition, the 1986 SDWA Amendments require the EPA to promulgate MCLs for many chemicals not previously regulated. EPA has to date promulgated MCLs for numerous additional contaminants and is required to mandate further MCLs every three years. Promulgation of additional MCLs by the EPA in the future may require PSW to change some of its treatment techniques, however, PSW meets all existing MCL requirements and believes that the currently proposed MCLs will not have a significant impact on its capital requirements or operating expenses. In 1991, the EPA proposed regulations pertaining to radionuclides (including radon). Recently, the Congress extended a one year moratorium to two years on radon regulations. Depending upon the final MCLs permitted, PSW will likely be required to take remedial action at certain of its groundwater facilities. The remediation options presently under evaluation include dilution, treatment, or replacement of the supply with other groundwater or surface water supplies. Based on the MCL initially proposed, it is anticipated that the capital costs of compliance will range from $2.5 to $3.5 million over the next 10 years. PSW may, in the future, have to change its method of treating drinking water at certain of its sources of supply if additional regulations become effective.

   In 1991, EPA promulgated final regulations for lead and copper (the "Lead and Copper Rule"). Under the Lead and Copper Rule, large water utilities are required to conduct corrosion control studies and to sample certain high-risk customer homes to determine the extent of treatment techniques that may be required. PSW conducted the two required rounds of sampling in 1992 and did not exceed the EPA action levels for either lead or copper. Additional sampling will be required in the future. PSW has developed a corrosion control program for its surface sources of supply and does not foresee the need to make any major additional treatment changes or capital expenditures as a result of the Lead and Copper Rule.

   On January 1, 1993, new federal regulations ("Phase II") became effective for certain volatile organics, herbicides, pesticides and inorganic parameters. Although PSW will not be required by the DER to monitor for most of these parameters until 1995, PSW has already done substantial monitoring. In the few cases where Phase II contaminants were detected, concentrations were below MCLs. Future monitoring will be required, but no major treatment modifications are anticipated as a result of these regulations.

   PSW is also subject to other environmental statutes administered by the EPA and DER. These include the Federal Clean Water Act and the Resource Conservation and Recovery Act ("RCRA"). Under the Federal Clean Water Act, the Company must obtain National Pollutant Discharge Elimination System ("NPDES") permits for discharges from its treatment stations. PSW currently maintains three NPDES permits relating to its surface water treatment plants, which are subject to renewal every five years. During the past five years, PSW has installed the required waste water treatment facilities and presently meets all NPDES requirements. Although management recognizes that permit renewal may become more difficult if more stringent guidelines are imposed, no significant obstacles to permit renewal are presently foreseen.

   Under RCRA, PSW is subject to specific regulations regarding the solid waste generated from the water treatment process. The DER promulgated "Final Rulemaking" for solid waste (Residual Waste Management) in July 1992. PSW has retained an engineering consultant to assist with the extensive monitoring, record keeping and reporting required under these regulations. A preliminary application for permitting has been filed, and formal permitting of these facilities should be completed by 1996 in accordance with regulatory requirements.

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

                     Utility & Municipal Services, Inc.
                     ----------------------------------

   Utility & Municipal Services, Inc. ("UMS") provides data processing services to several water utilities including PSW, and to several municipal water and sewer systems. The services provided to the utilities and municipalities include billing services and the processing of financial reports.

                             Employee Relations
                             ------------------

   As of December 31, 1994, the Registrant employed a total of 525 persons, of which 513 are employees of PSW. Hourly employees of PSW are represented by the International Brotherhood of Firemen and Oilers, Local No. 473. The contract with the union was renewed on December 1, 1994 for a three-year period. Management considers its employee relations to be satisfactory.

 Item 2.  Properties.
          -----------

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

   The property of PSW consists of a waterworks system devoted to the collection, storage, treatment and distribution of water in its service territory. Management considers that its properties are maintained in good operating condition and in accordance with current standards of good waterworks practice. The following table summarizes the principal physical properties owned by PSW:

                 No. of                          Square Feet
 Location      Buildings  Description            Floor Area
 --------      ---------  -----------            ----------

 Pennsylvania     5       Office & warehouse         151,185
 Pennsylvania    14       Pumping stations and
                          treatment buildings        155,116
 Pennsylvania    22       Well stations            App.   600 ea.
 Pennsylvania    18       Well stations            App.   150 ea.
 Pennsylvania    38       Booster stations         App. 1,100 ea.


   In addition, PSW also owns 45 storage facilities for treated water throughout its service territory with a combined capacity of 139.1 million gallons and five surface water impounding reservoirs. The water utility also owns approximately 2,991 miles of transmission and distribution mains, has 249,533 active metered services and 11,030 fire hydrants.

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


 Item 3.  Legal Proceedings
          -----------------

   There are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their properties is the subject that present a reasonable likelihood of a material adverse impact on the Registrant. As previously reported, there are two proceedings which arose from a fire in a warehouse in Newark, New Jersey, where hazardous substances were alleged to have been stored. PSW was involved or potentially involved because it was alleged that, out of more than 2,000 drums of material at the warehouse, one of the drums had originated from PSW. One of these proceedings has been dismissed and the other is in settlement discussions and is not expected to have a material adverse impact on the Registrant.

 Item 4.  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

   No matters were submitted to a vote of security holders during the fourth quarter of 1994.

   Information with respect to the executive officers of the Company is contained in Item 10 hereof and is hereby incorporated by reference herein.

                                  PART II
                                  -------

 Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
          -------------------------------------------------------------

   The Company's common stock is traded on the New York Stock Exchange and the Philadelphia Stock Exchange. As of March 1, 1995, there were approximately 11,260 holders of record of the Company's common stock.

   The following selected quarterly financial data of the Company is in thousands of dollars, except for per share amounts:


                                     First    Second    Third   Fourth    Total
                                    Quarter   Quarter  Quarter  Quarter    Year
                                    -------   -------  -------  -------   -----
                                                         1994
Earned revenues ...................   24,849  $26,730  $28,849  $28,208 $108,636
Operating expenses ................   12,056   12,001   12,511   13,728   50,296
Net income ........................    2,949    4,035    4,897    3,757   15,638
Net income per share ..............      .26      .35      .42      .32     1.35
Dividend paid per share ...........      .27      .27      .28      .28     1.10
Price range of common stock
  - high ..........................    19.63    18.50    19.38    18.75    19.63
  - low ...........................    17.38    17.13    17.50    17.25    17.13

                                                         1993

Earned revenues ...................  $22,726  $25,048  $27,948  $25,522 $101,244
Operating expenses ................   10,733   11,205   12,078   11,973   45,989
Net income ........................    2,587    3,604    4,257    3,387   13,835
Net income per share ..............      .26      .33      .38      .30     1.27
Dividend paid per share ...........      .26      .27      .27      .27     1.07
Price range of common stock
  - high ..........................    18.25    18.38    20.75    20.13    20.75
  - low ...........................    15.63    17.25    18.13    17.75    15.63

   Following is a recent history of income from continuing operations and dividends of the Company:

                                         Income per
                                         share from
                       Cash dividend     continuing           Payout
                         per share       operations            ratio
                       -------------     ----------           ------

   1990                  $1.00             $1.27                79%
   1991                   1.00              1.29                78
   1992                   1.04              1.23                85
   1993                   1.07              1.27                84
   1994                   1.10              1.35                81

   Dividends  have  averaged   approximately   81%  of  income  from  continuing
 operations during this period. In May 1994, the annual dividend increased by 3.7% to $1.12 beginning with the September 1994 dividend.

Item 6.  Selected Financial Data
         -----------------------

  The information appearing in the section captioned "Summary of Selected Financial Data" from the portions of the Company's 1994 Annual Report to shareholders filed as Exhibit 13.2 to this Form 10-K Report is incorporated by reference herein.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ----------------------------------------------------------------

  The information appearing in the section captioned "Management's Discussion and Analysis" from the portions of the Company's 1994 Annual Report to shareholders filed as Exhibit 13.2 to this Form 10-K Report is incorporated by reference herein.

 Item 8.  Financial Statements and Supplementary Data
          -------------------------------------------

  Information appearing under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Cash Flow Statements" and "Notes to Consolidated Financial Statements" from the portions of the Company's 1994 Annual Report to shareholders filed as Exhibit 13.2 to this Form 10-K Report is incorporated by reference herein. Also, the information appearing in the section captioned "Reports on Financial Statements" from the portions of the Company's 1994 Annual Report to shareholders filed as Exhibit 13.2 to this Form 10-K Report is incorporated by reference herein.

 Item 9.  Disagreements on Accounting and Financial Disclosure
          ----------------------------------------------------

  None.

                                  PART III
                                  --------

 Item 10.  Directors and Executive Officers of the Registrant
           --------------------------------------------------

 Directors of the Registrant
 ---------------------------

  The information appearing in the section captioned "Information Regarding Nominees and Directors" of the Proxy Statement relating to the May 18, 1995, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated by reference herein.

 Executive Officers of the Registrant
 ------------------------------------

     The following table and the notes thereto set forth information with respect to the executive officers of the Registrant, including their names, ages, positions with the Registrant and business experience during the last five years:
                                     Position with the Registrant
       Name                Age         and date of election (1)
       ----                ---       ----------------------------
 Nicholas DeBenedictis     49     President and Chairman (May 1993 to
                                  present); President and Chief Executive
                                  Officer (July 1992 to May 1993);
                                  Chairman and Chief Executive Officer,
                                  Philadelphia Suburban Water Company
                                  (July 1992 to Present); President,
                                  Philadelphia Suburban Water Company
                                  (February 1995 to present) (2)

 Robert A. Luksa          60     Vice Chairman, Philadelphia Suburban
                                 Water Company (February 1995 to
                                 present); President, Philadelphia
                                 Suburban Water Company (October 1986 to
                                 February 1995) (3)

 Richard R. Riegler       48     Senior Vice President - Operations,
                                 Philadelphia Suburban Water Company
                                 (April 1989 to present) (4)

 Roy H. Stahl             42     Senior Vice President and General
                                 Counsel (April 1991 to present) (5)

 Michael P. Graham        46     Senior Vice President - Finance and
                                 Treasurer (March 1993 to present) (6)
 -------------------------

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

 (4) Mr. Riegler was Chief Engineer of Philadelphia Suburban Water Company from 1982 to 1984. He then served as Vice President and Chief Engineer from 1984 to 1986 and Vice President of Operations from 1986 to 1989.

 (5) From January 1984 to August 1985, Mr. Stahl was Corporate Counsel, from August 1985 to May 1988 he was Vice President - Administration and Corporate Counsel of the Registrant, and from May 1988 to April 1991 he was Vice President and General Counsel of the Registrant.

 (6) Mr. Graham was Controller of the Company from 1984 to September 1990, and from September 1990 to May 1991 he was Chief Financial Officer and Treasurer. From May 1991 to March 1993, Mr. Graham was Vice President - Finance and Treasurer.

 Item 11.  Management Remuneration
           -----------------------

   The information appearing in the sections captioned "Compensation of Directors and Executive Officers" of the Proxy Statement relating to the May 18, 1995, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

   The information appearing in the sections captioned "Ownership of Common Stock" of the Proxy Statement relating to the May 18, 1995, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated by reference herein.

 Item 13.  Certain Relationships and Related Transactions
           ----------------------------------------------

   The information appearing in the sections captioned "Other Remuneration and Certain Transactions" of the Proxy Statement relating to the May 18, 1995, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated by reference herein.

                                  PART IV
                                  -------

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

 Financial Statements. The following is a list of the consolidated financial statements of the Company and its subsidiaries and supplementary data incorporated by reference in Item 8 hereof:

   Management's Report

   Independent Auditors' Report

   Consolidated Balance Sheets - December 31, 1994 and 1993

   Consolidated Statements of Income - 1994, 1993 and 1992

   Consolidated Statements of Cash Flow -  1994, 1993, and 1992

   Notes to Consolidated Financial Statements

 Financial Statement Schedules. The financial statement schedules, or supplemental schedules, filed as part of this annual report on Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

 Reports on Form 8-K. The Company filed no report on Form 8-K during the quarter ended December 31, 1994.

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

                               EXHIBIT INDEX


 Exhibit No.                                                        Page No.
- - ------------                                                        --------
    3.1    Amended and Restated Articles of Incorporation, as          -
            amended (1) (Exhibit 3.1)

    3.2    By-Laws, as amended (1) (Exhibit 3.2)                       -

    4.1    Indenture of Mortgage dated as of January 1, 1941           -
            between Philadelphia Suburban Water Company and
            The Pennsylvania Company for Insurance on Lives and Granting Annuities(now First Pennsylvania
            Bank, N.A.), as Trustee, with supplements thereto through the Twentieth Supplemental
            Indenture dated as of August 1, 1983 (2)
            (Exhibits 4.1 through 4.16)

    4.2    Revolving Credit Agreement between Philadelphia Suburban    -
            Water Company and Mellon Bank (East) National Associ-ation dated as of February 16, 1990 (3) (Exhibit 4.3)

    4.3    First Amendment to Revolving Credit Agreement between       -
            Philadelphia Suburban Water Company and Mellon Bank
            N.A. dated as of September 1, 1992 (1) (Exhibit 4.3)

    4.4    Preferred Stock Agreement between Philadelphia Suburban     -
            Water Company and Provident Life and Accident Insurance Company dated as of January 1, 1991 (3) (Exhibit 4.4)

    4.5    Indenture dated as of July 1, 1988 between Philadelphia     -
            Suburban Corporation and the Philadelphia National
            Bank, as Trustee. (4) (Exhibit 4)

    4.6    Form of Rights Agreement, dated as of February 19, 1988,    -
            between Philadelphia Suburban Corporation and
            Mellon Bank (East) National Association, as amended by Amendment No. 1. (5) (Exhibit 1)

    4.7    Agreement to furnish copies of other long-term debt         -
            instruments (1) (Exhibit 4.7)

    4.8    Twenty-first Supplemental Indenture dated as of August 1,   -
            1985  (6) (Exhibit 4.2)

    4.9    Twenty-second Supplemental Indenture dated as of April 1,   -
            1986  (7) (Exhibit 4.3)

    4.10   Twenty-third Supplemental Indenture dated as of April 1,    -
            1987  (8) (Exhibit 4.4)

    4.11   Twenty-fourth Supplemental Indenture dated as of June 1,    -
            1988  (9) (Exhibit 4.5)

    4.12   Twenty-fifth Supplemental Indenture dated as of             -
            January 1, 1990  (10) (Exhibit 4.6)

 Exhibit No.                                                        Page No.
- - ------------                                                        --------

   4.13    Twenty-sixth Supplemental Indenture dated as of November    -
            1, 1991  (11) (Exhibit 4.12)

   4.14    Twenty-seventh Supplemental Indenture dated as of June 1,   -
            1992 (1) (Exhibit 4.14)

   4.15    Twenty-eighth Supplemental Indenture dated as of April      -
            1, 1993 (12) (Exhibit 4.15)

   4.16    Revolving Credit Agreement between Philadelphia             -
            Suburban Water Company and Mellon Bank, N.A., PNC Bank National Association, First Fidelity Bank, N.A.
            and Meridian Bank, N.A. dated as of March 17, 1994
            (12) (Exhibit 4.16)

   10.1    1982 Stock Option Plan, as amended and restated effective   -
            May 21, 1992* (1) (Exhibit 10.1)

   10.2    1988 Stock Option Plan, as amended and restated effective   -
            May 21, 1992* (1) (Exhibit 10.2)

   10.3    Executive Incentive Award Plan, as amended March 21,        -
            1989 and February 6, 1990*  (10) (Exhibit 10.3)

   10.4    Excess Benefit Plan for Salaried Employees,                 -
            effective December 1, 1989* (10) (Exhibit 10.4)

   10.5    Supplemental Executive Retirement Plan, effective           -
            December 1, 1989*  (10) (Exhibit 10.5)

   10.6    Supplemental Executive Retirement Plan, effective March     -
            15, 1992* (1) (Exhibit 10.6)

   10.7    1993 Incentive Compensation Plan* (1) (Exhibit 10.7)        -

   10.8    Employment letter agreement with Mr. Nicholas               -
            DeBenedictis* (1) (Exhibit 10.8)

   10.9    1994 Incentive Compensation Program* (12) (Exhibit 10.9)    -

   10.10   1994 Equity Compensation Plan* (12) (Exhibit 10.10)         -

   10.11   1995 Incentive Compensation Plan*                          20

   13.1    Selected portions of Annual Report to                       -
            shareholders for the year ended December 31, 1993 incorporated by reference in Annual Report on Form 10-K for the year ended December 31, 1993 (12) (Exhibit 13)

   13.2    Selected portions of Annual Report to                      26
            shareholders for the year ended December 31,
            1994 incorporated by reference in Annual Report
            on Form 10-K for the year ended December 31,
            1994

 Exhibit No.                                                        Page No.
- - ------------                                                        --------

   22.     Subsidiaries of Philadelphia Suburban Corporation          64

   24.     Consent of Independent Auditors                            65

   25.     Power of Attorney (set forth as a part of this report)     18

   27.     Financial Data Schedule                                    66

                                 - Notes -

                    Documents Incorporated by Reference


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

  (8) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1987.

  (9) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1988.

  (10) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1989.

  (11) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1991.

  (12) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.

 * Indicates management contract or compensatory plan or arrangement.

                                 SIGNATURES
                                 ----------


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PHILADELPHIA SUBURBAN CORPORATION


                             By  Nicholas DeBenedictis
                                 ---------------------
                                 Nicholas DeBenedictis
                                 President and
                                 Chairman



 Date:  March 13, 1995

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Each person in so signing also makes, constitutes and appoints Nicholas DeBenedictis, President and Chairman of Philadelphia Suburban Corporation, Michael P. Graham, Senior Vice President - Finance and Treasurer of Philadelphia Suburban Corporation, and each of them, his or her true and lawful attorneys-in-fact, in his or her name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report.

     John H. Austin, Jr.                 Claudio Elia
- - -------------------------------      ---------------------------------
  John H. Austin, Jr.                  Claudio Elia
   Director                             Director


     John W. Boyer, Jr.                  Michael P. Graham
- - -------------------------------      ---------------------------------
  John W. Boyer, Jr.                   Michael P. Graham
   Director Senior Vice President - Finance and Treasurer (principal financial and accounting officer)


     Mary C. Carroll                     Joseph C. Ladd
- - -------------------------------      ---------------------------------
  Mary C. Carroll                      Joseph C. Ladd
   Director                             Director


     Nicholas DeBenedictis               John F. McCaughan
- - -------------------------------      ---------------------------------
  Nicholas DeBenedictis                John F. McCaughan
   President and Chairman               Director
   (principal executive
   officer) and Director


     G. Fred DiBona, Jr.
- - -------------------------------      ---------------------------------
  G. Fred DiBona, Jr.                  Harvey J. Wilson
   Director                             Director