Form 10-Q
period 1995-03-31
PHILADELPHIA SUBURBAN CORP
filed 1995-05-10
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995

Commission File Number 1-6659


                       PHILADELPHIA SUBURBAN CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                  23-1702594
- -------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S.Employer
 incorporation or organization)                   Identification No.)

762 Lancaster Avenue, Bryn Mawr, Pennsylvania            19010
- ---------------------------------------------          ---------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:    (610)-527-8000
                                                      ----------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995.

  11,760,729
- -------------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                              March 31,    December 31,
                                                 1995          1994
                                             (Unaudited)     (Audited)
                                              ---------      --------
Property, plant and equipment, at cost        $466,568       $462,500
Less accumulated depreciation                   78,969         76,791
                                              --------       --------
  Net property, plant and equipment            387,599        385,709

Current assets
  Cash                                             (58)          (636)
  Accounts receivable, net                      16,916         19,303
  Inventory, materials and supplies              1,815          1,696
  Prepayments and other current assets             377            594
                                              --------       --------
     Total current assets                       19,050         20,957

Regulatory assets                               48,383         48,334
Deferred charges and other assets, net           3,250          3,183
                                              --------       --------
                                              $458,282       $458,183
                                              ========       ========

Common stockholders' equity                   $144,514       $143,795

Preferred stock of subsidiary with
  mandatory redemption requirements              5,714          7,143

Long-term debt, excluding current portion      154,140        152,195

Commitments                                         -              -

Current liabilities
  Current portion of preferred stock of
    subsidiary with mandatory redemption
    requirements                                 1,429          2,857
  Current portion of long-term debt                887            887
  Loans payable                                  5,645          4,050
  Accounts payable                               2,217          5,626
  Accrued interest                               3,801          3,346
  Other accrued liabilities                     12,114          9,912
  Net reserves related to
    discontinued operations                      2,636          2,701
                                              --------       --------
     Total current liabilities                  28,729         29,379

Deferred credits and other liabilities
  Deferred income taxes and investment credits  68,306         67,721
  Customers' advances for construction          23,629         24,713
  Other non-current liabilities                 10,946         11,028
                                              --------       --------
     Total deferred credits and other
        liabilities                            102,881        103,462

Contributions in aid of construction            22,304         22,209
                                              --------       --------
                                              $458,282       $458,183
                                              ========       ========

    See notes to consolidated financial statements on page 4 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                  (UNAUDITED)



                                            Three Months Ended
                                                 March 31,
                                             ------------------
                                             1995          1994
                                             ----          ----
Earned revenues                           $25,712       $24,849

Costs and expenses
  Operating expenses                       11,766        12,056
  Depreciation                              2,770         2,573
  Amortization                                (17)         (131)
  Taxes other than income taxes             1,973         1,902
                                          -------       -------
                                           16,492        16,400
                                          -------       -------
Operating income                            9,220         8,449
Interest and debt expenses                  3,396         3,165
Dividends on preferred stock                  167           216
Allowance for funds used during
  construction                                (40)          (19)
                                          -------       -------
Income before income taxes                  5,697         5,087
Provision for income taxes                  2,382         2,138
                                          -------       -------
Net income                                $ 3,315       $ 2,949
                                          =======       =======
Net income per share                      $   .28       $   .26
                                          =======       =======
Average common and common equivalent
  shares outstanding during the period     11,781        11,469
                                          =======       =======







    See notes to consolidated financial statements on page 4 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           (In thousands of dollars)

                                  (UNAUDITED)

                                                      Three Months Ended
                                                            March 31,
                                                      ------------------
                                                        1995       1994
                                                        ----       ----
Cash flows from operating activities:
  Net income                                         $ 3,315    $ 2,949
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                      2,753      2,442
    Deferred taxes, net of taxes on
     customers' advances                                 140        161
    Net decrease (increase) in receivables,
      inventory and prepayments                        2,485       (481)
    Net decrease in payables and
      other accrued liabilities                       (1,161)      (750)
    Net increase in accrued interest                     455        358
    Other                                                368       (138)
                                                     -------    -------
    Net cash flows from operating activities           8,355      4,541
                                                     -------    -------
Cash flows from investing activities:
  Property, plant and equipment additions,
    including allowance for funds used during
    construction of $40 and $19                       (4,612)    (2,641)
  Other                                                  (11)        28
                                                     -------    -------
    Net cash flows from investing activities          (4,623)    (2,613)
                                                     -------    -------
Cash flows from financing activities:
  Customers' advances and contributions in aid of
    construction, net of income tax payments             409        295
  Repayments of customers' advances                   (1,398)    (1,455)
  Net proceeds (repayments) of short-term debt         1,595       (819)
  Proceeds of long-term debt                           1,908      8,839
  Repayments of long-term debt                            -      (4,000)
  Redemption of preferred stock of subsidiary         (2,857)        -
  Proceeds from issuing common stock                     692        654
  Repurchase of common stock                              (5)    (1,771)
  Dividends paid                                      (3,283)    (3,078)
  Other                                                 (150)      (125)
                                                     -------    -------
    Net cash flows from financing activities          (3,089)    (1,460)
                                                     -------    -------
Net cash flows from discontinued operations              (65)      (165)
                                                     -------    -------
Net increase in cash                                     578        303
Cash deficit beginning of year                          (636)      (868)
                                                     -------    -------
Cash deficit at end of period                        $   (58)   $  (565)
                                                     =======    =======

    See notes to consolidated financial statements on page 4 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands of dollars, except per share amounts)

Note 1    Basis of Presentation

          The accompanying consolidated balance sheet of Philadelphia Suburban Corporation at March 31, 1995, the consolidated statements of income for the three months ended March 31, 1995 and 1994, and the consolidated cash flow statements for the three months ended March 31, 1995 and 1994 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position at March 31, 1995, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2    Water Rates

          Philadelphia Suburban Water Company (PSW) filed an application with the Pennsylvania Public Utility Commission ("PUC") on April 28, 1995 requesting a $14,000 or 12.1% increase in annual revenues. This application is currently pending before the PUC and a final determination is anticipated by January 1996.

          In addition to its base rates, PSW has utilized a surcharge or credit on its bills to reflect certain changes in Pennsylvania State taxes until such time as the tax changes are incorporated into base rates. In July 1994, PSW was required to initiate a revenue credit of .19% in order to provide its customers with the savings associated with Pennsylvania tax rate decreases. Effective April 10, 1995, PSW revised its credit to .4% to reflect the savings associated with further decreases in the applicable taxes. The change in 1995 is expected to result in an annual revenue reduction of approximately $230.

Note 3    Long-Term Debt

          In March 1995, PSW established a $100,000 medium-term note program providing for the issuance of long-term debt with maturities ranging from between one to thirty years at fixed rates of interest, as determined at the time of issuance. The notes issued under this program will be secured by the Twenty-ninth Supplement to the trust indenture relating to PSW's First Mortgage Bonds. As of March 31, 1995, no debt has been issued through this program however, PSW intends to borrow $15,000 through this program to partially fund the acquisition of the water utility assets of Media Borough. The proceeds from debt issuances under this program will be used for general corporate purposes and to fund PSW's ongoing construction programs and acquisitions.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

              (In thousands of dollars, except per share amounts)


Note 4    Acquisitions

          As discussed in the Company's Annual Report, PSW's proposal to purchase the water utility assets of Media Borough ("Media") was accepted in November 1994, and the necessary ordinance authorizing the transaction has since been enacted. The transaction was approved by the PUC in March 1995, and closing is expected to take place by June 1995. The Media system, for which PSW will pay approximately $24,500 in cash, covers a 23 square mile service area contiguous to PSW's service territory. Annual revenues from this system approximate $5,000.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (In thousands of dollars, except per share amounts)

     Philadelphia Suburban Corporation (the Company or PSC) is composed of two businesses, a regulated water utility (Philadelphia Suburban Water Company or PSW), and a non-regulated data processing service bureau (Utility & Municipal Services, Inc. or UMS). The operations of UMS are not significant to the financial results of the Company and, therefore, are not discussed separately. Corporate expenses include administrative expenses of a general nature.

                              Financial Condition

     During the quarter, the Company made $4,612 of capital expenditures related to routine capital improvements and replacements, redeemed $2,857 of preferred stock, and repaid $1,398 of customer advances for construction.

     During the first quarter of 1995, internally generated funds, available working capital and funds available under the revolving credit agreement, were sufficient to fund the cash requirements discussed above, and to pay dividends.

     At March 31, 1995, the Company and PSW had $6,375 and $730 available, respectively under short-term lines of credit and PSW had $8,685 available under its revolving credit agreement.

     During the second quarter of 1995, PSW intends to issue approximately $22,000 of First Mortgage Bonds through the Delaware County Industrial Development Authority at an interest rate and maturity to be determined. The net proceeds of this issue will be used to finance water system construction projects and repay amounts outstanding under PSW's revolving credit agreement.

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

     Management believes that with the improvement in the Company's and PSW's capitalization ratios over the past three years, it will be able to obtain the external financing that it may need. Further, management believes that internally generated funds along with existing credit facilities and the issuance of long-term debt are adequate to meet the Company's financing requirements through the balance of the year and beyond.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
              (In thousands of dollars, except per share amounts)



                         Results of Operations

Analysis of First Quarter of 1995 Compared to First Quarter of 1994

     Revenues for the quarter increased $863 or 3.5% primarily due to a 9.05% rate increase granted PSW in June 1994, offset partially by a decrease in customer consumption of water.

     Operating expenses decreased by $290 or 2.4% primarily as a result of the effects of the milder winter weather experienced in 1995 and the decrease in customer consumption of water. The effects of the severe winter weather in 1994 caused significant maintenance problems, including a high number of water main breaks and required additional treatment costs as raw water quality deteriorated during the first quarter of 1994. The reduction in maintenance and production costs were partially offset by higher employee benefit expenses and increased wages. The employee benefit expense increased as a result of the recognition of $444 of additional costs for Postretirement Benefits Other than Pensions computed under Statement of Financial Accounting Standards No. 106 that were recognized in conjunction with the June 1994 rate increase.

     Depreciation increased by $197 or 7.7% reflecting the impact of utility plant placed in service since the first quarter of 1994. Depreciation was approximately 2.3% of average utility plant in service in both the first quarter of 1995 and 1994.

     Amortization was a credit of $17 compared to a credit of $131 in the first quarter of 1994, a change of $114 or 87%. The change is due to $148 of additional negative amortization associated with the December 1992 acquisitions of two water systems.

     Taxes other than income taxes increased by $71 or 3.7% primarily due to an increase in the base on which the Pennsylvania Capital Stock Tax is calculated, and due to increased state regulatory taxes.

     Interest expense increased by $231 or 7.3% reflecting higher interest rates on borrowings under the Company's credit facilities and an increase in the average debt outstanding.

     Allowance for funds used during construction ("AFUDC") increased by $21 primarily due to a higher AFUDC rate. The AFUDC rate increased due to a higher average cost of borrowing under its revolving credit facility in 1995 as compared to the first quarter of 1994.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
              (In thousands of dollars, except per share amounts)


     The Company's effective income tax rate was 41.8% in 1995 and 42.0% in 1994. The decrease in the effective tax rate is primarily due to a 1% reduction in the Pennsylvania Corporate Net Income tax rate, partially offset by a change in the expenses that are not tax deductible.

     Net income for the quarter increased by $366 or 12.4% primarily as a result of increased revenues and lower operating expenses, partially offset by increased interest expense and higher depreciation and amortization. On a per share basis, earnings increased $.02 or 7.7% reflecting the improvement in net income, offset by a 2.7% increase in the average number of shares outstanding. The increased number of shares outstanding reflects additional shares sold since the first quarter of 1994 through the Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plan.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                           Part II. Other Information



Item 1.   Legal Proceedings

          There are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their properties is the subject that present a reasonable likelihood of a material adverse impact on the Registrant. Reference is made to
          Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is included by a reference herein.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit No.               Description

                   4.17                  Twenty-ninth Supplemental
                                         Indenture dated as of March 30, 1995

                  10.12 Placement Agency Agreement between Philadelphia Suburban Water Company and PaineWebber Incorporated dated as of March 30, 1995

                  27                     Financial Data Schedule

          (b)  Reports on Form 8-K

               None

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.






May 10, 1995

                                      PHILADELPHIA SUBURBAN CORPORATION
                                      ---------------------------------
                                                 Registrant


                                          Nicholas DeBenedictis
                                      ---------------------------------
                                           Nicholas DeBenedictis
                                          Chairman and President






                                          Michael P. Graham
                                    --------------------------------
                                          Michael P. Graham
                                    Senior Vice President - Finance
                                            and Treasurer

                             EXHIBIT INDEX



Exhibit No.                   Description                       Page No.
- -----------                   -----------                       --------
   4.17         Twenty-ninth Supplemental Indenture, dated
                as of March 30, 1995                                13


  10.12         Placement Agency Agreement between
                Philadelphia Suburban Water Company and
                PaineWebber Incorporated, dated as of
                March 30, 1995                                      46

  27            Financial Data Schedule                            110