Form 10-Q
period 1995-06-30
PHILADELPHIA SUBURBAN CORP
filed 1995-08-10
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995

Commission File Number 1-6659


                       PHILADELPHIA SUBURBAN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                     23-1702594
-------------------------------                     -------------------
(State or other jurisdiction of                       (I.R.S.Employer
 incorporation or organization)                     Identification No.)

762 Lancaster Avenue, Bryn Mawr, Pennsylvania              19010
---------------------------------------------       -------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (610)-527-8000
                                                    -------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No
    -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995.

11,950,854
----------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                    June 30,       December 31,
                                                       1995             1994
                                                   -----------      ------------
                                                   (Unaudited)       (Audited)

Property, plant and equipment, at cost               $498,339        $462,500
Less accumulated depreciation                          81,680          76,791
                                                     --------        --------
  Net property, plant and equipment                   416,659         385,709

Current assets
  Cash                                                   (944)           (636)
  Accounts receivable, net                             19,564          19,303
  Inventory, materials and supplies                     1,815           1,696
  Prepayments and other current assets                  2,256             594
                                                     --------        --------
         Total current assets                          22,691          20,957

Regulatory assets                                      48,451          48,334
Deferred charges and other assets, net                  4,090           3,183
                                                     --------        --------
                                                     $491,891        $458,183
                                                     ========        ========

Common stockholders' equity                          $149,259        $143,795

Preferred stock of subsidiary with
  mandatory redemption requirements                     5,714           7,143

Long-term debt, excluding current portion             174,735         152,195

Commitments                                                 -               -

Current liabilities
  Current portion of preferred stock of
    subsidiary with mandatory redemption
    requirements                                        1,429           2,857
  Current portion of long-term debt                     8,887             887
  Loans payable                                         5,675           4,050
  Accounts payable                                      2,654           5,626
  Accrued interest                                      3,660           3,346
  Other accrued liabilities                            10,162           9,912
  Net reserves related to
    discontinued operations                             2,559           2,701
                                                     --------        --------
         Total current liabilities                     35,026          29,379

Deferred credits and other liabilities
  Deferred income taxes and investment credits         69,082          67,721
  Customers' advances for construction                 24,201          24,713
  Other non-current liabilities                        11,561          11,028
                                                     --------        --------
         Total deferred credits and other
            liabilities                               104,844         103,462

Contributions in aid of construction                   22,313          22,209
                                                     --------        --------
                                                     $491,891        $458,183
                                                     ========        ========
See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                  (UNAUDITED)



[CAPTION]
                                                         Six Months Ended
                                                             June 30,
                                                     ------------------------
                                                       1995             1994
                                                     -------          -------
[S]                                                  [C]              [C]

Earned revenues                                      $54,539          $51,579

Costs and expenses
  Operating expenses                                  24,123           24,057
  Depreciation                                         5,575            5,165
  Amortization                                            (2)            (159)
  Taxes other than income taxes                        3,847            3,630
                                                      ------           ------
                                                      33,543           32,693
                                                      ------           ------

Operating income                                      20,996           18,886
Interest and debt expenses                             7,100            6,394
Dividends on preferred stock                             322              433
Allowance for funds used during
  construction                                           (89)             (43)
                                                      ------           ------

Income before income taxes                            13,663           12,102
Provision for income taxes                             5,689            5,118
                                                      ------           ------

Net income                                           $ 7,974          $ 6,984
                                                      ======           ======

Net income per share                                 $   .67          $   .61
                                                      ======           ======

Average common and common equivalent
  shares outstanding during the period                11,831           11,467
                                                      ======           ======
















See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                  (UNAUDITED)



[CAPTION]
                                                       Three Months Ended
                                                            June 30,
                                                     ----------------------
                                                      1995             1994
                                                      ----             ----
[S]                                                 [C]              [C]
Earned revenues                                     $28,827          $26,730

Costs and expenses
  Operating expenses                                 12,357           12,001
  Depreciation                                        2,805            2,592
  Amortization                                           15              (28)
  Taxes other than income taxes                       1,874            1,728
                                                     ------           ------
                                                     17,051           16,293
                                                     ------           ------

Operating income                                     11,776           10,437
Interest and debt expenses                            3,704            3,229
Dividends on preferred stock                            155              217
Allowance for funds used during
  construction                                          (49)             (24)
                                                     ------           ------

Income before income taxes                            7,966            7,015
Provision for income taxes                            3,307            2,980
                                                     ------           ------

Net income                                          $ 4,659          $ 4,035
                                                     ======           ======

Net income per share                                $   .39          $   .35
                                                     ======           ======

Average common and common equivalent
  shares outstanding during the period               11,865           11,461
                                                     ======           ======
















See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           (In thousands of dollars)

                                  (UNAUDITED)

                                                           Six Months Ended
                                                               June 30,
                                                       -----------------------
                                                          1995            1994
                                                          ----            ----
Cash flows from operating activities
  Net income                                          $  7,974         $ 6,984
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                        5,573           5,006
    Deferred taxes, net of taxes on customers'
      advances                                           1,059           1,085
    Net increase in receivables, inventory
      and prepayments                                   (1,260)         (3,270)
    Net decrease in payables and other
      accrued liabilities                               (2,795)         (1,886)
    Net increase (decrease) in accrued interest            313             (41)
    Other                                                  105            (226)
                                                       -------         -------
    Net cash flows from operating activities            10,969           7,652
                                                       -------         -------

Cash flows from investing activities
  Property, plant and equipment additions,
    including allowance for funds used during
    construction of $89 and $43                        (11,276)         (8,539)
  Acquisition of water system                          (25,711)              -
  Other                                                    (42)             22
                                                       -------         -------
    Net cash flows from investing activities           (37,029)         (8,517)
                                                       -------         -------

Cash flows from financing activities
  Customers' advances and contributions in aid of
    construction, net of income tax payments             1,156             926
  Repayments of customers' advances                     (1,564)         (1,587)
  Net proceeds (repayments) of short-term debt           1,625            (749)
  Proceeds of long-term debt                            31,044          12,464
  Repayments of long-term debt                            (850)         (4,850)
  Redemption of preferred stock of
    subsidiary                                          (2,857)              -
  Proceeds from issuing common stock                     4,072           3,364
  Repurchases of common stock                               (5)         (2,020)
  Dividends paid                                        (6,577)         (6,151)
  Other                                                   (150)           (142)
                                                       -------         -------
    Net cash flows from financing activities            25,894           1,255
                                                       -------         -------

Net cash flows to discontinued operations                 (142)           (209)
                                                       -------         -------

Net increase (decrease) in cash                           (308)            181
Cash deficit beginning of year                            (636)           (868)
                                                       -------         -------
Cash deficit at end of period                         $   (944)        $  (687)
                                                       =======         =======

See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands of dollars, except per share amounts)

Note 1            Basis of Presentation

                  The accompanying consolidated balance sheet of Philadelphia Suburban Corporation at June 30, 1995, the consolidated statements of income for the six months and quarter ended June 30, 1995 and 1994, and the consolidated cash flow statements for the six months ended June 30, 1995 and 1994 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position at June 30, 1995, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

Note 2            Water Rates

                  Philadelphia Suburban Water Company (PSW) filed an application with the Pennsylvania Public Utility Commission ("PUC") on April 28, 1995 requesting a $14,000 or 12.1% increase in annual revenues. This application is currently pending before the PUC and a final determination is anticipated by January 1996.

                  In addition to its base rates, PSW has utilized a surcharge or credit on its bills to reflect certain changes in Pennsylvania State taxes until such time as the tax changes are incorporated into base rates. In July 1994, PSW was required to initiate a revenue credit of .19% in order to provide its customers with the savings associated with State income tax rate decreases. Effective April 10, 1995, PSW revised the credit to .40% ($441 of annual revenues) and effective July 31, 1995, PSW revised the credit to 1.04% ($1,036 of annual revenues). Revisions to the revenue credit in 1995 reflect the savings associated with further decreases in State taxes, particularly a reduction in the income tax rate.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

              (In thousands of dollars, except per share amounts)

Note 3            Acquisitions

                  In May 1995, PSW purchased the water utility and related assets of Media Borough ("Media"). The Media system, for which PSW paid $25,711 in cash and the assumption of $1,100 in liabilities, covers a 23 square mile service area contiguous to PSW's service territory. Annual revenue from this system approximates $4,500. The assets acquired, net of liabilities assumed, is presently recorded in Property, Plant and Equipment and Accounts Receivable pending final allocation to the appropriate accounts.

Note 4            Long-Term Debt

                  In May 1995, PSW issued $15,000 First Mortgage Bonds 7.72% Series due 2025, and in June 1995, PSW issued $10,000 First Mortgage Bonds 6.82% Series due 2005. Both of these issuances were made through the $100,000 Medium Term Note program that was established in March 1995. In addition, in May 1995 the revolving credit facility was temporarily increased from $30,000 to $40,000 until the end of August 1995. The proceeds from these issuances and the revolving credit facility were used to fund the Media acquisition, the retirement of the First Mortgage Bond noted below and PSW's ongoing capital program.


                  During the second quarter, PSW called $8,000 of First Mortgage Bonds, 13% Series due 2005, for retirement in August 1995 and as of June 30, 1995, such amounts have been reclassified as current portion of long-term debt. The premium on the early retirement of 6.1% or $488 will be deferred and amortized in accordance with the Uniform System of Accounts prescribed by the PUC, over the life of the First Mortgage Bonds issued during the second quarter of 1995.

                  The effect of these transactions on the Company's sinking fund payments for the next five years is to reduce the total payments by $800 in each year from 1995 through 2000.

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

                              Financial Condition

         During the first half of 1995, the Company acquired the water utility assets of the Borough of Media ("Media") for $25,711 in cash, and made $11,276 of expenditures related to routine capital improvements and replacements for PSW, repaid $1,564 of customer advances for construction and redeemed $2,857 of Preferred Stock.

         During the first six months, internally generated funds, available working capital, funds available under the revolving credit facility, and funds obtained from the proceeds of common stock and long-term debt were sufficient to fund the cash requirements discussed above, and to pay dividends. Proceeds from the issuance of common stock, primarily through the Company's Customer Stock Purchase Plan and the Dividend Reinvestment Plan amounted to approximately $4,072. Effective with the September 1, 1995 payment, the Company has increased the quarterly dividend on common stock from $.28 per share to $.29 per share.

         In May 1995, PSW temporarily increased its revolving credit facility from $30,000 to $40,000 until the end of August 1995. At June 30, 1995, PSW had $14,240 available under its revolving credit facility and the Company and PSW had $3,325 and $1,000 respectively, available under short-term lines of credit.

         During the second quarter of 1995, PSW issued $15,000 First Mortgage Bonds 7.72% Series due 2025 and $10,000 First Mortgage Bonds 6.82% Series due 2005. The proceeds from these issuances were used to acquire Media's water utility assets, to fund the ongoing capital projects of PSW and will be used to fund the early retirement of $8,000 First Mortgage Bonds
13% Series due 2005 in August 1995.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
              (In thousands of dollars, except per share amounts)


Management believes that internally generated funds along with the existing credit facilities, the issuance of long-term debt and proceeds from the issuance of common stock, primarily through the Company's Customer Stock Purchase Plan and the Dividend Reinvestment Plan are adequate to meet the Company's financing requirements for the balance of the year and beyond.


                             Results of Operations

Analysis of First Six Months of 1995 Compared to First Six Months of 1994

         Revenues increased $3,115 or 6.1% primarily due to the 9.05% rate increase granted PSW in June 1994 and additional water revenues associated with the Media water system, offset partially by a decrease in customer consumption of water.

         Operating expenses increased by $66 due to higher employee benefit expenses, expenses associated with the recently acquired Media water system and increased wages, offset partially by a reduction in maintenance and production costs. Employee benefit expenses increased as a result of the recognition of $751 of increased costs for Postretirement Benefits Other than Pensions computed under Statement of Financial Accounting Standards No. 106 in conjunction with the June 1994 rate increase. The decrease in maintenance and production costs were a result of the effects of the milder winter weather experienced in 1995. The effects of the severe winter weather in 1994 caused significant maintenance and production cost increases estimated at $800 over normal winter costs.

         Depreciation increased by $410 or 7.9% reflecting the impact of utility plant placed in service since June 1994. Depreciation was approximately 2.3% of average utility plant in service in both the first half of 1995 and 1994.

         Amortization was a credit of $2 compared to a credit of $159 in the first six months of 1994, a change of $157. The change is primarily due to $148 of additional negative goodwill amortization associated with the December 1992 acquisitions of two water systems that was recognized in 1994 in conjunction with the June 1994 rate settlement.

         Taxes other than income taxes increased by $217 or 6.0% primarily due to increases in the Pennsylvania Capital Stock Tax associated with increased equity, a higher Pennsylvania Public Utility Realty Tax Assessment resulting from the Media acquisition and due to increased state regulatory taxes.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
              (In thousands of dollars, except per share amounts)

         Dividends on preferred stock decreased by $111 or 25.6% as a result of the redemption of 28,570 preferred shares in January 1995.

         Interest expense increased by $706 or 11% reflecting higher interest rates on borrowings under the Company's credit facilities and due to an increase in the average amount of debt outstanding.

         Allowance for funds used during construction ("AFUDC") increased by $46 primarily due to a higher AFUDC rate. The AFUDC rate increased in connection with the higher interest rate on the revolving credit facility.

         The Company's effective income tax rate was 41.6% in 1995 and 42.3% in 1994. The decrease in the effective tax rate is due primarily to a 1% reduction in the Pennsylvania Corporate Net Income tax rate, partially offset by a change in the expenses that are not tax deductible.

         Net income increased $990 or 14.2% primarily due to increased revenues, partially offset by higher interest expenses, depreciation, amortization and taxes other than income. On a per share basis, earnings increased $.06 or 9.8% reflecting the improvement in net income offset by a 3.2% increase in the average number of shares outstanding. The increased number of shares outstanding reflects shares sold since the second quarter of 1994 through the Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plan.


Analysis of Second Quarter of 1995 Compared to Second Quarter of 1994

         Revenues for the quarter increased $2,097 or 7.8% primarily due to the rate increase granted PSW in June 1994 and revenues associated with the Media water system acquired in May 1995, partially offset by a decrease in customers' consumption of water.

         Operating expenses increased $356 or 3.0% primarily as a result of the $332 of the additional costs for Postretirement Benefits Other than Pensions computed under Statement of Financial Accounting Standards No. 106 recognized in conjunction with the June 17, 1994 rate increase. Operating expenses were also affected by increased wages and the operating expenses associated with the Media water system.

         Depreciation increased by $213 or 8.2% reflecting the impact of utility plant placed in service since the second quarter of 1994. Depreciation was approximately 2.3% of average utility plant in service in both the second quarter of 1995 and 1994, respectively.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
              (In thousands of dollars, except per share amounts)

         Amortization was a charge of $15 as compared to a credit of $28 in 1994 due to $63 of additional negative amortization associated with the June 1994 rate settlement related to the acquisition of two water systems in 1994.

         Taxes other than income taxes increased $146 or 8.4% as a result of increases in the Pennsylvania Capital Stock Tax associated with increased equity, a higher Pennsylvania Public Utility Realty Tax Assessment resulting from the Media acquisition and due to increased state regulatory taxes.

         Interest expense increased $475 or 14.70% reflecting higher interest rates on the short-term credit facilities and an increased level of borrowings. The increase in borrowings were used to fund the Media acquisition and ongoing capital projects.

         Dividends on preferred stock decreased $62 or 28.6% due to the reduced number of preferred stock shares outstanding for the quarter.

         Allowance for funds used during construction ("AFUDC") increased by $25 primarily due to a higher AFUDC rate. The AFUDC rate increased due to higher interest rates on the revolving credit facility in 1995 as compared to the second quarter of 1994.

         The Company's effective income tax rate was 41.5% in 1995 and 42.5% in 1994. The decrease in the effective tax rate is primarily due to a 1% reduction in the Pennsylvania Corporate Net Income tax rate.

         Net income for the quarter increased by $624 or 15.5% principally due to increased water revenues, partially offset by higher interest and operating expenses. Earnings per share, however, increased only $.04 per share or 11.4% due to the higher number of average shares outstanding.

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

Item 4.           Results of Vote of Security Holders

                  The Annual Meeting of Shareholders of Philadelphia Suburban Corporation (the "Company") was held on May 18, 1995 at the headquarters of the Company, 762 Lancaster Avenue, Bryn Mawr, Pennsylvania, pursuant to the Notice sent on or about March 31, 1995 to all shareholders of record at the close of business on March 17, 1995. At that meeting, the following nominees were elected as directors of the Company for terms expiring in 1998 and received the votes set forth after their names below:

                      Name of
                      Nominee                           For            Withheld
                      -------                           ---            --------

                  Mary C. Carroll                    9,769,511          128,274
                  Claudio Elia                       9,770,120          127,665
                  Joseph C. Ladd                     9,763,081          134,704

                  Since the Board of Directors is divided into three classes with one class elected each year to hold office for a three-year term, the term of office for the following directors continued after the Annual Meeting: John W. Boyer, Jr.; Nicholas DeBenedictis; G. Fred DiBona; John H. Austin; John F. McCaughan; and Harvey J. Wilson.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                     Part II. Other Information (continued)



Item 4., Continued

                  In addition to the election of directors, the following proposals were presented at the Annual Meeting and received the votes set forth below:

                  a. Adoption of Amendment 1994-1 to the 1994 Equity Compensation Plan

                                                                       Broker
                              For         Against      Abstentions    Non-votes
                              ---         -------      -----------    ---------

                           9,073,233      625,499        199,053          0

                  b.     A Shareholder Proposal to Elect All Directors Annually

                                                                       Broker
                              For         Against      Abstentions    Non-votes
                              ---         -------      -----------    ---------

                           2,164,123    5,987,869        292,060         29,811

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       Exhibit No.                      Description
                       -----------                      -----------

                           20                           Financial Data Schedule

                  (b)  Report on Form 8-K

                       None

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.






August 9, 1995

                                      PHILADELPHIA SUBURBAN CORPORATION
                                      ---------------------------------
                                               Registrant



                                          Nicholas DeBenedictis
                                    ---------------------------------
                                          Nicholas DeBenedictis
                                          Chairman and President






                                          Michael P. Graham
                                    ---------------------------------
                                          Michael P. Graham
                                    Senior Vice President - Finance
                                             and Treasurer

                                                                      EXHIBIT 27

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                            FINANCIAL DATA SCHEDULE
                    (In thousands, except per share amounts)

 Item                            Item
Number                        Description                            Amount
------                        -----------                            ------

   1            Total Net Utility Plant                            $416,574
   2            Other Property and Investments                           85
   3            Total Current Assets                                 22,691
   4            Total Deferred Charges                                4,090
   5            Balancing Amount for Total Assets                    48,451
   6            Total Assets                                        491,891
   7            Common Stock                                          2,992
   8            Capital Surplus, Paid In                            106,379
   9            Retained Earnings                                    39,888
  10            Total Common Stockholders Equity                    149,259
  11            Preferred Stock Subject to Mandatory
                  Redemption                                          5,714
  12            Preferred Stock Not Subject to Mandatory
                  Redemption                                              -
  13            Long Term Debt, Net                                 174,735
  14            Short Term Notes                                          -
  15            Notes Payable                                         5,675
  16            Commercial Paper                                          -
  17            Long-term Debt - Current Portion                      8,887
  18            Preferred Stock - Current Portion                     1,429
  19            Obligations Under Capital Leases                          -
  20            Obligations Under Capital Leases -
                  Current Portion                                         -
  21            Balancing Amount for Capitalization and
                  Liabilities                                       146,192
  22            Total Capitalization and Liabilities                491,891
  23            Gross Operating Revenue                              54,539
  24            Federal and State Income Taxes Expense                5,689
  25            Other Operating Expenses                             33,543
  26            Total Operating Expenses                             39,232
  27            Operating Income (loss)                              15,307
  28            Other Income (loss), net                                  -
  29            Income Before Interest Charges                       15,307
  30            Total Interest Charges                                7,011
  31            Net Income                                            7,974
  32            Preferred Stock Dividends                               322
  33            Earnings Available for Common Stock                   7,974
  34            Common Stock Dividends                                6,577
  35            Total Annual Interest Charges on all Bonds           13,488
  36            Cash Flow from Operations                            10,969
  37            Earnings Per Share - Primary                            .67
  38            Earnings Per Share - Fully Diluted                      .67