Form 10-Q/A
period 1995-06-30
PHILADELPHIA SUBURBAN CORP
filed 1995-10-02
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995

Commission File Number 1-6659

                       PHILADELPHIA SUBURBAN CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                       23-1702594
-------------------------------                       -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification No.)

762 Lancaster Avenue, Bryn Mawr, Pennsylvania                19010
---------------------------------------------         --------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (610)-527-8000
                                                      --------------------

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


                           Part II. Other Information

Item 6.         Exhibits and Reports on Form 8-K

                (a) Exhibits

                    Exhibit No.                    Description
                    -----------                    -----------

                        27                         Financial Data Schedule


                 (b) Report on Form 8-K

                     None

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.



September 29, 1995

                                          PHILADELPHIA SUBURBAN CORPORATION
                                          ---------------------------------
                                                    Registrant


                                                Nicholas DeBenedictis
                                           --------------------------------
                                                Nicholas DeBenedictis
                                                Chairman and President