Form 10-Q
period 1995-09-30
PHILADELPHIA SUBURBAN CORP
filed 1995-11-14
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995

Commission File Number 1-6659

                        PHILADELPHIA SUBURBAN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                             23-1702594
-------------------------------                             --------------------
(State or other jurisdiction of                                (I.R.S.Employer
 incorporation or organization)                              Identification No.)

762 Lancaster Avenue, Bryn Mawr, Pennsylvania                      19010
---------------------------------------------                  -------------
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

Yes  ___X____       No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995.

12,072,988
----------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                                       September 30,             December 31,
                                                                                           1995                      1994
                                                                                       -------------             ------------
                                                                                        (Unaudited)                (Audited)

Property, plant and equipment, at cost                                                  $514,743                  $462,500
Less accumulated depreciation                                                             89,458                    76,791
                                                                                         -------                   -------
  Net property, plant and equipment                                                      425,285                   385,709

Current assets
  Cash                                                                                     6,359                      (636)
  Accounts receivable, net                                                                21,917                    19,303
  Inventory, materials and supplies                                                        1,943                     1,696
  Prepayments and other current assets                                                     1,001                       594
                                                                                         -------                   -------
         Total current assets                                                             31,220                    20,957

Regulatory assets                                                                         48,515                    48,334
Deferred charges and other assets, net                                                     5,429                     3,183
                                                                                         -------                   -------
                                                                                        $510,449                  $458,183
                                                                                         =======                   =======

Common stockholders' equity                                                             $153,594                  $143,795

Preferred stock of subsidiary with
  mandatory redemption requirements                                                        5,714                     7,143

Long-term debt, excluding current portion                                                189,975                   152,195

Commitments                                                                                  -                         -

Current liabilities
  Current portion of preferred stock of
    subsidiary with mandatory redemption
    requirements                                                                           1,429                     2,857
  Current portion of long-term debt                                                          887                       887
  Loans payable                                                                            6,515                     4,050
  Accounts payable                                                                         2,662                     5,626
  Accrued interest                                                                         4,412                     3,346
  Other accrued liabilities                                                               12,751                     9,912
  Net reserves related to
    discontinued operations                                                                2,544                     2,701
                                                                                         -------                   -------
         Total current liabilities                                                        31,200                    29,379

Deferred credits and other liabilities
  Deferred income taxes and investment credits                                            70,252                    67,721
  Customers' advances for construction                                                    25,181                    24,713
  Other non-current liabilities                                                           10,333                    11,028
                                                                                         -------                   -------
         Total deferred credits and other liabilities                                    105,766                   103,462

Contributions in aid of construction                                                      24,200                    22,209
                                                                                         -------                   -------
                                                                                        $510,449                  $458,183
                                                                                         =======                   =======


    See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                --------------------------------
                                                                                 1995                     1994
                                                                                -------                 --------
Earned revenues                                                                 $86,894                  $80,428

Costs and expenses
  Operating expenses                                                             37,916                   36,568
  Depreciation                                                                    8,524                    7,793
  Amortization                                                                      (43)                    (150)
  Taxes other than income taxes                                                   5,775                    5,418
                                                                                 ------                   ------
                                                                                 52,172                   49,629
                                                                                 ------                   ------

Operating income                                                                 34,722                   30,799
Interest and debt expenses                                                       10,972                    9,633
Dividends on preferred stock                                                        476                      649
Allowance for funds used during
  construction                                                                     (168)                     (80)
                                                                                 ------                   ------

Income before income taxes                                                       23,442                   20,597
Provision for income taxes                                                        9,736                    8,716
                                                                                 ------                   ------

Net income                                                                      $13,706                  $11,881
                                                                                 ======                   ======

Net income per share                                                            $  1.15                  $  1.03
                                                                                 ======                   ======

Average common and common equivalent
  shares outstanding during the period                                           11,889                   11,522
                                                                                 ======                   ======









    See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                 1995                     1994
                                                                                 ----                     ----
Earned revenues                                                                 $32,355                  $28,849

Costs and expenses
  Operating expenses                                                             13,793                   12,511
  Depreciation                                                                    2,949                    2,628
  Amortization                                                                      (41)                       9
  Taxes other than income taxes                                                   1,928                    1,788
                                                                                 ------                   ------
                                                                                 18,629                   16,936
                                                                                 ------                   ------
Operating income                                                                 13,726                   11,913
Interest and debt expenses                                                        3,872                    3,239
Dividends on preferred stock                                                        154                      216
Allowance for funds used during
  construction                                                                      (79)                     (37)
                                                                                 ------                   ------
Income before income taxes                                                        9,779                    8,495
Provision for income taxes                                                        4,047                    3,598
                                                                                 ------                   ------
Net income                                                                      $ 5,732                  $ 4,897
                                                                                 ======                   ======
Net income per share                                                            $   .48                  $   .42
                                                                                 ======                   ======

Average common and common equivalent
  shares outstanding during the period                                           12,022                   11,620
                                                                                 ======                   ======






    See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                                       Nine Months Ended
                                                                                                          September 30,
                                                                                                    ------------------------
                                                                                                    1995                1994
                                                                                                    ----                ----

Cash flows from operating activities
  Net income                                                                                       $13,706             $11,881
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                                                                    8,481               7,643
    Deferred taxes, net of taxes on customers'
          advances                                                                                   2,277               2,582
    Net increase in receivables, inventory
      and prepayments                                                                               (2,337)             (2,303)
    Net decrease in payables and other
      accrued liabilities                                                                             (235)               (837)
    Net increase in accrued interest                                                                 1,066                 430
    Other                                                                                           (1,439)                126
                                                                                                    ------              ------
    Net cash flows from operating activities                                                        21,519              19,522
                                                                                                    ------              ------
Cash flows from investing activities
  Property, plant and equipment additions,
    including allowance for funds used during
    construction of $168 and $80                                                                   (20,337)            (17,023)
  Acquisitions of water systems                                                                    (25,788)                -
  Other                                                                                                (19)                 66
                                                                                                    ------              ------
    Net cash flows from investing activities                                                       (46,144)            (16,957)
                                                                                                    ------              ------

Cash flows from financing activities
  Customers' advances and contributions in aid of
    construction, net of income tax payments                                                         1,575               2,273
  Repayments of customers' advances                                                                 (1,651)             (1,785)
  Net borrowings of short-term debt                                                                  2,465                 671
  Proceeds of long-term debt                                                                        46,015               7,758
  Repayments of long-term debt                                                                      (9,708)             (4,850)
  Redemption of preferred stock of
    subsidiary                                                                                      (2,857)                  -
  Proceeds from issuing common stock                                                                 6,546               5,311
  Repurchases of common stock                                                                         (411)             (2,056)
  Dividends paid                                                                                   (10,042)             (9,379)
  Other                                                                                               (155)               (145)
                                                                                                    ------              ------
    Net cash flows from financing activities                                                        31,777              (2,202)
                                                                                                    ------              ------

Net cash flows to discontinued operations                                                             (157)                234
                                                                                                    ------              ------
Net increase in cash                                                                                 6,995                 597
Cash deficit beginning of year                                                                        (636)               (868)
                                                                                                    ------              ------
Cash balance (deficit) at end of period                                                            $ 6,359             $  (271)
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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)

Note 1            Basis of Presentation

                  The accompanying consolidated balance sheet of Philadelphia Suburban Corporation at September 30, 1995, the consolidated statements of income for the nine months and quarter ended September 30, 1995 and 1994, and the consolidated cash flow statements for the nine months ended September 30, 1995 and 1994 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position at September 30, 1995, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994 and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 1995 and March 31, 1995.

Note 2            Water Rates

                  In October 1995, the Pennsylvania Public Utility Commission ("PUC") approved a rate settlement that Philadelphia Suburban Water Company (PSW) reached with the parties (the Office of Consumer Advocate, the PUC Office of Trial Staff and the Office of Small Business Advocate) actively participating in litigating the rate application PSW filed in April 1995. The settlement is designed to increase annual water revenues by $6,150, or approximately 5.3%, effective October 27, 1995. As a part of the settlement agreement, PSW agreed not to file for a new general rate increase prior to April 26, 1996, absent extraordinary circumstances.

                  In addition to its base rates, PSW has utilized a credit on its customers' water bills to reflect certain reductions in Pennsylvania State taxes until such time as the tax changes are incorporated into base rates. The credit, 1.04% prior to the rate settlement, was eliminated with the adoption of new base rates on October 27, 1995.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

               (In thousands of dollars, except per share amounts)

Note 3            Acquisitions

                  In May 1995, PSW purchased the water utility and related assets of Media Borough ("Media"). Revenues related to Media were $1,262 for the quarter and $1,775 since the date of acquisition.

                  During the quarter, PSW purchased the water utility assets of two smaller water systems for a combined purchase price of $67. These systems serve customers within the boundaries of PSW's existing service territory and have combined annual operating revenues of approximate $40. In addition, PSW continues to hold discussions with the owners of several other water systems that are near or adjacent to PSW's service territory. If PSW is successful in acquiring these systems, the acquisitions would likely be funded primarily through the issuance of long-term debt and preferred stock of the Company.

Note 4            Long-Term Debt

                  On August 31, 1995, PSW issued $22,000 in First Mortgage Bonds 6.35% Series due 2025 as security for an equal amount of Bonds issued by the Delaware County Industrial Development Authority. The proceeds from these bonds are restricted to funding the costs of certain capital projects. As of September 30, 1995, the Trustee for this issue held $5.4 million in an interest bearing account pending completion of the remainder of the projects financed with this issue. The amount held by the Trustee is included in the balance sheet as cash. It is expected that these projects will be completed by the third quarter of 1996, however funds will be drawn from the trust during the interim as expenditures are made on these projects.

                  On August 1, 1995 PSW redeemed $8,000 of First Mortgage Bonds 13% Series due 2005. The premium on the early retirement of 6.1% or $488 was paid and will be deferred and amortized in accordance with the Uniform System of Accounts prescribed by the PUC over the life of the First Mortgage Bonds issued during the second quarter of 1995.

                  The effect of the redemption on the Company's sinking fund payments for the next five years is to reduce the total payments by $800 in each year from 1995 through the year 2000.

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

                               Financial Condition

During the first nine months of 1995, the Company acquired the water utility assets of the Borough of Media ("Media") and two smaller water systems for a combined price of $25,778 in cash, made $20,337 of expenditures related to routine utility capital improvements and replacements, repaid $1,651 of customer advances for construction and redeemed $2,857 of Preferred Stock. In addition, the Company made $850 in sinking fund payments on long-term debt and, in August, called $8,000 of First Mortgage Bonds 13% Series at a premium of 6.1% or $488.

During this period, internally generated funds, available working capital, funds available under the revolving credit facility, and funds obtained from the proceeds of common stock and long-term debt were sufficient to fund the cash requirements discussed above, and to pay dividends. Proceeds from the issuance of common stock, primarily through the Company's Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plan amounted to approximately $6,546.

In August 1995, PSW issued $22,000 of First Mortgage Bonds 6.35% Series due 2025. These bonds were issued through an Industrial Development Authority and proceeds from the issue are restricted to the funding of certain capital projects. As of September 30, 1995, $5,428 of proceeds from this issue are being held by the trustee in an interest bearing account pending completion of the projects. It is expected that all projects financed by this issue will be completed by the third quarter of 1996. Proceeds received at closing were unrestricted since the Company has already funded an equal amount towards the completion of the projects, prior to closing.

During the second quarter of 1995, PSW issued $15,000 First Mortgage Bonds 7.72% Series due 2025 and $10,000 First Mortgage Bonds 6.82% Series due 2005.

In May 1995, PSW temporarily increased its revolving credit facility from $30,000 to $40,000 until the end of August 1995. During this period the maximum amount outstanding was $37,200. At September 30, 1995, PSW had $11,000 available under its revolving credit facility and the Company and PSW had $2,485 and $1,000 respectively, available under short-term lines of credit.

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

Management believes that internally generated funds along with the existing credit facilities, the issuance of long-term debt and proceeds from the issuance of common stock, primarily through the Company's Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plan are adequate to meet the Company's financing requirements for the balance of the year and beyond.

                              Results of Operations

Analysis of First Nine Months of 1995 Compared to First Nine Months of 1994

Revenues increased $6,466 or 8.0% primarily due to the 9.05% rate increase granted PSW in June 1994, additional water revenues associated with the Media water system, and an increase, during the third quarter, in water sales.

Operating expenses increased by $1,348 or 3.7% due to higher employee benefit expenses, expenses associated with the recently acquired Media water system and increased wages, offset partially by a reduction in maintenance and production costs. Employee benefit expenses increased as a result of the recognition of $816 of increased costs for Postretirement Benefits Other than Pensions computed under Statement of Financial Accounting Standards No. 106 in conjunction with the June 1994 rate increase. The decrease in maintenance and production costs was a result of the effects of the milder winter weather experienced in 1995. The effects of the severe winter weather in 1994 caused significant maintenance and production cost increases estimated at $800 over normal winter costs. Production costs also decreased as a result of reductions in the quantity of water purchased from other water utilities due to the completion of certain water mains that allow more Company-produced water to be distributed to areas that previously required supplemental sources.

Depreciation increased by $731 or 9.4% reflecting the impact of utility plant placed in service since June 1994, including the Media acquisition. Depreciation was approximately 2.3% of average utility plant in service in both the first nine months of 1995 and 1994.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Amortization was a credit of $43 compared to a credit of $150 in the first nine months of 1994, a change of $107. The change is primarily due to $211 of additional negative goodwill amortization associated with the December 1992 acquisitions of two water systems that was recognized in 1994 in conjunction with the June 1994 rate settlement.

Taxes other than income taxes increased by $357 or 6.6% primarily due to increases in the Pennsylvania Capital Stock Tax associated with increased equity, a higher Pennsylvania Public Utility Realty Tax Assessment resulting from the Media acquisition and increased state regulatory taxes and employment taxes.

Dividends on preferred stock decreased by $173 or 26.7% as a result of the redemption of 28,570 preferred shares in January 1995.

Interest expense increased by $1,339 or 13.9% reflecting higher interest rates on borrowings under the Company's revolving credit facilities and an increase in the average amount of borrowings outstanding. The increase in borrowings were used to fund the Media acquisition and ongoing capital projects.

Allowance for funds used during construction ("AFUDC") increased by $88 primarily due to a higher AFUDC rate and an increase in the average balance of Construction Work in Progress ("CWIP") to which AFUDC is applied. The increase in CWIP is associated with two projects that have a relatively long construction duration. The AFUDC rate increased in connection with the higher interest rate on the revolving credit facility.

The Company's effective income tax rate was 41.5% in 1995 and 42.3% in 1994. The decrease in the effective tax rate is due primarily to a 1% reduction in the Pennsylvania Corporate Net Income tax rate.

Net income increased $1,825 or 15.4% primarily due to increased revenues, partially offset by higher operating and interest expenses, depreciation, amortization and taxes other than income taxes. On a per share basis, earnings increased $.12 or 11.7% reflecting the improvement in net income offset by a 3.2% increase in the average number of shares outstanding. The increased number of shares outstanding reflects shares sold since the third quarter of 1994 through the Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plan.

Analysis of Third Quarter of 1995 Compared to Third Quarter of 1994

Revenues for the quarter increased $3,506 or 12.2% primarily due to an increase in water sales associated with the hot, dry weather experienced during the summer of 1995 and to revenues associated with the Media water system.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Operating expenses increased $1,282 or 10.2% primarily as a result of increases in wages, production costs and expenses associated with the Media water system. The increase in wages reflects normal merit increases and the impact of the improved operating results on employee incentive programs. Production costs rose due to the increase in the volume of water sold and a slight decline in raw water quality which required additional treatment.

Depreciation increased by $321 or 12.2% reflecting the impact of utility plant placed in service since the third quarter of 1994, including the Media acquisition. Depreciation was approximately 2.3% of average utility plant in service in both the third quarter of 1995 and 1994, respectively.

Amortization was a credit of $41 as compared to a charge of $9 in 1994 primarily due to the completion in the second quarter of 1995 of the amortization of the costs associated with the June 1994 rate increase, offset in part by a decrease in the aforementioned amortization of negative goodwill.

Taxes other than income taxes increased $140 or 7.8% as a result of increases in the Pennsylvania Capital Stock Tax associated with increased equity, a higher Pennsylvania Public Utility Realty Tax Assessment resulting from the Media acquisition and due to increased employment taxes.

Interest expense increased $633 or 19.5% reflecting higher interest rates on the short-term credit facilities and an increased level of borrowings. The increase in borrowings were used to fund the Media acquisition and ongoing capital projects.

Dividends on preferred stock decreased $62 or 28.7% due to the reduced number of preferred stock shares outstanding for the quarter.

Allowance for funds used during construction ("AFUDC") increased by $42 primarily due to a higher AFUDC rate and to an increase in the average balance of CWIP to which AFUDC is applied. The AFUDC rate increased due to higher interest rates on the revolving credit facility in 1995 as compared to the third quarter of 1994.

The Company's effective income tax rate was 41.4% in 1995 and 42.4% in 1994. The decrease in the effective tax rate is primarily due to a 1% reduction in the Pennsylvania Corporate Net Income tax rate.

Net income for the quarter increased by $835 or 17.1% principally due to increased water revenues, partially offset by higher interest and operating expenses. Earnings per share, however, increased $.06 per share or 14.3% due to the higher number of average shares outstanding.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                                  Recent Events

On September 20, 1995 the Governor of Pennsylvania issued a drought emergency order which mandated certain restrictions on water use, particularly non-essential uses of water. Because the order was issued toward the end of the summer when non-essential and recreational use of water has traditionally decreased, the restrictions are not expected to have a significant impact on revenues. Recent rainfalls have been well above average, and as a result, the Governor eased these restrictions in all but three counties in Pennsylvania, including one county in PSW's service territory. This declaration by the Governor eased the restriction from a drought emergency order to a drought watch, which calls for voluntary restrictions on non-essential water uses. While portions of the Commonwealth of Pennsylvania, particularly those dependant on ground water, experienced water shortages, PSW's water supplies were and continue to be adequate.

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      Exhibit No.                          Description
                      -----------                          -----------

                        4.18 Thirtieth Supplemental Indenture dated as of August 15, 1995.

                       10.13 Bond Purchase Agreement among the Delaware County Industrial
                                             Development Authority, Philadelphia
                                             Suburban Water Company and Legg
                                             Mason Wood Walker, Incorporated
                                             dated August 24, 1995.

                       10.14 Construction and Financing Agreement between the Delaware County Industrial Development
                                             Authority and Philadelphia
                                             Suburban Water Company dated as
                                             of August 15, 1995.

                       27                    Financial Data Schedule

                  (b) Report on Form 8-K

                      None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

November 14, 1995

                            PHILADELPHIA SUBURBAN CORPORATION
                            ---------------------------------
                                        Registrant

                                    Nicholas DeBenedictis
                            ----------------------------------
                                    Nicholas DeBenedictis
                                    Chairman and President

                                   Michael P. Graham
                            ----------------------------------
                                    Michael P. Graham
                              Senior Vice President - Finance
                                       and Treasurer

                                  EXHIBIT INDEX

Exhibit No.                        Description                     Page No.
-----------                        -----------                     --------

   4.18          Thirtieth Supplemental Indenture, dated
                 as of August 15, 1995                                16

  10.13          Bond Purchase Agreement among the
                 Delaware County Industrial Development
                 Authority, Philadelphia Suburban Water
                 Company and Legg Mason Wood Walker,
                 Incorporated dated August 24, 1995.                 52

  10.14          Construction and Financing Agreement between
                 the Delaware County Industrial Development
                 Authority and Philadelphia Suburban Water
                 Company dated as of August 15, 1995.                72

  27             Financial Data Schedule                            110