Form 10-K
period 1995-12-31
PHILADELPHIA SUBURBAN CORP
filed 1996-03-26
CIK 78128

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995               Commission File
                                                           number 1-6659

                       PHILADELPHIA SUBURBAN CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Pennsylvania                                          23-1702594
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


762 Lancaster Avenue, Bryn Mawr, Pennsylvania                   19010
---------------------------------------------                 ----------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including
area code:                                                  (610)-527-8000
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

Yes    x     No
    -------     --------

State the aggregate market value of the voting stock held by non-affiliates of
the registrant as of March 1, 1996.    $231,749,555

         For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by March 1, 1996, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.

Indicate the number of shares outstanding of each of the registrant's classes of
common stock as of March 1, 1996.        12,238,871

Documents incorporated by reference

         (1) Portions of registrant's 1995 Annual Report to shareholders have been incorporated by reference into Parts I and II of this Form 10-K Report.

         (2) Portions of the Proxy Statement, relative to the May 16, 1996 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, have been incorporated by reference into Part III of this Form 10-K Report.

                                    PART I

Item 1.   Business
          --------

       Philadelphia Suburban Corporation ("PSC" or the "Registrant"), a Pennsylvania corporation, was incorporated in 1968. The information appearing in "Management's Discussion and Analysis" from the portions of PSC's 1995 Annual Report to shareholders filed as Exhibit 13.3 to this Form 10-K Report is incorporated by reference herein.

       The business of PSC is conducted almost entirely through its subsidiary Philadelphia Suburban Water Company ("PSW"), a regulated public utility. PSW supplies water to 264,865 residential, commercial, industrial and public customers. PSW's contiguous service territory is approximately 406 square miles, comprising a large portion of the suburban area west and north of the City of Philadelphia. This territory is primarily residential in nature and is completely metered, except for fire hydrant service. Based on the 1990 census, PSW estimates that the total number of persons currently served is approximately 850,000. Excluding the customers that were added at the time of acquisitions in the last three years, customer accounts have grown at an average rate of approximately .6% per annum for the last three years.

       Operating revenues during the twelve months ended December 31, 1995 were derived approximately as follows:

                           67.1%   from residential customers
                           20.6%   from commercial customers
                            4.3%   from industrial customers
                            1.1%   from public customers
                            6.4%   from fire protection services
                             .5%   from sales to other water utilities and
                                    miscellaneous customers
                          ------
                          100.0%
                          ======

         PSW has completed ten water system acquisitions in the last four years. In May 1995, PSW purchased the franchise rights and the water utility assets of Media Borough ("Media"). The Media system covers a 23 square mile service area contiguous to PSW's service territory. In addition, PSW purchased the franchise rights and the water utility assets of four smaller water systems in 1995 that cover a combined service territory of four square miles. The annual revenues from these systems approximate $4,750,000, and related revenues included in the consolidated financial statements were $2,820,000 for 1995.

         In December 1994, PSW acquired the franchise rights and the water utility assets of two privately owned water companies. In December 1993, PSW acquired the water utility assets and franchise rights of the Borough of Malvern. In December 1992, PSW acquired the water utility assets of the West Whiteland Township and the Uwchlan Township Municipal Authority water systems. Combined, the five systems acquired before 1995 added 43 square miles of service territory adjacent to PSW's existing service territory and had revenues of approximately $2,731,000 in 1995.

         PSW has also entered into preliminary agreements to acquire six additional water systems for a combined purchase price of approximately $20,600,000, including, subject to final negotiations, the issuance of up to $5,000,000 of the Company's preferred stock. These systems are adjacent or near to PSW's service territory. The combined annual revenues of these systems are approximately $2,900,000. In addition, PSW continues to hold discussions with several other water systems that are near or adjacent to its service territory.

       Selected operating statistics. Set forth below is a table showing certain selected operating statistics for PSW for the past three years.

Revenues from water sales (000's omitted)               1995            1994             1993
                                                        ----            ----             ----
         Residential                                  $ 78,082        $ 69,545         $ 66,183
         Commercial                                     24,016          23,020           19,970
         Industrial                                      4,990           5,175            4,568
         Public                                          1,252           1,257            1,027
         Fire protection                                 7,421           7,054            5,912
         Other                                             617             848            1,095
         Tax Surcharge (credit)                           (505)            (97)             706
                                                      ---------       ---------        --------

              Total                                   $115,873        $106,802         $ 99,461
                                                      ========        ========         ========

Water sales (million gallons)

         Residential                                    17,610          16,577           16,729
         Commercial                                      7,983           7,804            7,441
         Industrial                                      1,919           2,085            1,985
         Public                                            335             324              294
         Fire protection - metered                          51              55               60
         Other                                             124             261              401
                                                      --------        --------         --------

              Total                                     28,022          27,106           26,910
                                                      ========        ========         ========

System delivery by source
(million gallons)

         Surface (including Upper Merion
           reservoir)                                   26,904          25,386           24,635
         Wells                                           4,830           5,037            5,466
         Purchased                                       2,077           2,356            2,446
                                                      --------        --------         --------

              Total                                     33,811          32,779           32,547
                                                      ========        ========         ========

Number of metered customers
(end of year)

         Residential                                   248,500         234,624          232,684
          Commercial                                    11,725          10,777           10,720
          Industrial                                       848             833              832
          Public                                           775             688              696
          Fire protection                                3,006           2,596            2,248
          Other                                             11              15               15
                                                      --------        --------         --------

          Total                                        264,865         249,533          247,195
                                                      ========        ========         ========

Average consumption per
  customer in gallons                                  109,084         109,001          110,368
                                                      ========        ========         ========

       Water supplies and usage. PSW derives its principal supply of water from the Schuylkill River, seven rural streams which are tributaries of the Schuylkill and Delaware Rivers, and the Upper Merion Reservoir, a former quarry now impounding groundwater. All of these are either within or adjacent to PSW's service territory. PSW acquired the right to remove water from these sources, and in connection with such rights, PSW has secured the necessary regulatory approvals. PSW has five impounding reservoirs and has five treatment and pumping facilities to provide storage and treatment of these surface water supplies.

       The Pennsylvania Department of Environmental Protection ("DEP") has regulatory power with respect to sources of supply and the construction, operation and safety practices for certain dams and other water containment structures under the Pennsylvania Dam Safety and Encroachments Act of 1979. PSW's dams are in compliance with these requirements in all material respects.

       PSW's surface supplies are supplemented by 38 wells. PSW also has interconnections with: the Chester Water Authority, which permits PSW to withdraw up to 6.4 million gallons per day ("mgd"); the Bucks County Water and Sewer Authority, which provides for a supply of up to 7.0 mgd; and the West Chester Area Municipal Authority, which provides up to 1.0 mgd. Agreements regarding the first two interconnections require PSW to purchase certain minimum amounts of water. PSW believes it possesses all the necessary permits to obtain its supply of water from the sources indicated above.

       The minimum safe yield of all sources of supply described above, based on low stream flows of record with respect to surface supplies, is as follows:

       Surface supplies                      93.8 mgd
       Upper Merion Reservoir                 7.2
       Wells                                 15.4
       Purchased supplies                     8.2
                                            -----
                Total                       124.6 mgd
                                            =====

       During periods of normal precipitation, the safe yield is more than the minimum shown above. Under normal operating conditions, PSW can deliver a maximum of 144 mgd to its distribution system for short periods of time. The average daily sendout for 1995, 1994 and 1993 was 92.6, 89.8 and 89.1 mgd, respectively.

       The maximum demand ever placed upon PSW's facilities for one month occurred during August 1995, when sendout averaged 109.3 mgd. The peak day of record occurred during July 1995 when water use reached 121.8 mgd.

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

       Water shortages. The Delaware River Basin, which is the drainage area of the Delaware River from New York State to Delaware, periodically experiences water shortages during the summer months. To the extent that the reservoirs in the upper part of the Basin are affected by a lack of precipitation, the Delaware River Basin Commission (the "DRBC") may impose either voluntary or mandatory water use restrictions on portions or all of the Basin. The Commonwealth of Pennsylvania (the "Commonwealth") also has the authority to impose similar restrictions on a county-by-county basis.

       PSW's raw water supplies have been adequate to meet customer demand for the past five years principally because of its five impounding reservoirs. However, PSW's customers may be required to comply with the Commonwealth and DRBC water use restrictions, even if PSW's supplies are adequate.

       In September 1995, the Governor of the Commonwealth declared a drought emergency in the counties served by PSW. The drought emergency imposed a mandatory ban on all nonessential water usage by PSW's customers. Because the order was issued toward the end of the summer months, when nonessential and recreational use of water has traditionally declined, the restriction did not have a significant impact on PSW revenues. The drought emergency was lifted by the end of 1995. Throughout the drought emergency, PSW maintained adequate storage levels of treated water and had sufficient quantities of raw water. No other drought restrictions were imposed by the Commonwealth or DRBC in the last three years.

       Regulation by the Pennsylvania Public Utility Commission. PSW is subject to regulation by the Pennsylvania Public Utility Commission ("PUC") which has jurisdiction with respect to rates, service, accounting procedures, issuance of securities, acquisitions and other matters.

       Under applicable Pennsylvania statutes, PSW has rights granted under its Articles of Incorporation and by certificates of public convenience from the PUC authorizing it to conduct its present operations in the manner in which such operations are now conducted and in the territory in which it now renders service, to exercise the right of eminent domain and to maintain its mains in the streets and highways of such territory. Such rights are generally nonexclusive, although it has been the practice of the PUC to allow only one water company to actually provide service to a given area. Consequently, PSW is subject to competition only with respect to potential customers located on the fringe of areas that it presently serves who also may have access to the service of another water supplier, or where other water service opportunities exist (including non-utility Companies with riparian rights or access to an adequate supply from a neighboring facility).

       In 1993, the PUC initiated a rulemaking procedure intended to facilitate the development of practical standards by which water mains should be extended to "bona fide service applicants", typically existing homes or businesses in need of a reliable public water supply. In December 1995, the PUC issued a final rulemaking, reflecting the position that the primary costs of such extensions should be justified by anticipated revenues. Generally, construction costs beyond those justified by anticipated revenues must be borne by the applicant. Under the proposal, PSW is required to invest approximately $4,000 per customer in a main extension prior to requiring any customer contribution. The Commission selected this threshold because revenues from an average customer offset the interest, depreciation and incremental operating expense associated with the investment.

       Water Quality & Environmental Issues. PSW is subject to regulation of water quality by the U.S. Environmental Protection Agency ("EPA") under the Federal Safe Drinking Water Act (the "SDWA") and by the Pennsylvania Department of Environmental Protection ("DEP") under the Pennsylvania Safe Drinking Water Act. The SDWA provides for the establishment of minimum water quality standards, as well as governmental authority to specify the type of treatment process to be used for public drinking water. PSW is presently in compliance with all standards and treatment requirements promulgated to date.

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

       In addition, the 1986 SDWA Amendments require the EPA to promulgate MCLs for many chemicals not previously regulated. EPA has to date promulgated MCLs for numerous additional contaminants and is required to mandate further MCLs every three years. Promulgation of additional MCLs by the EPA in the future may require PSW to change some of its treatment techniques, however, PSW believes that the currently proposed MCLs will not have a significant impact on its capital requirements or operating expenses. A bill amending and reauthorizing the SDWA has been passed by the United States Senate and is pending in the United States House of Representatives. If the bill passed by the Senate becomes law, it would direct the EPA to establish standards based upon occurrence and health risks and establishes a schedule for many standards which were proposed previously. The SWDA reauthorization package includes specific provisions for radon, arsenic and sulfates. The reauthorization of SWDA is not expected to have a material impact on PSW's operations or financial condition. PSW may, in the future, have to change its method of treating drinking water at certain of its sources of supply if additional regulations become effective.

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

       On January 1, 1993, new federal regulations ("Phase II") became effective for certain volatile organics, herbicides, pesticides and inorganic parameters. All required Phase II monitoring was completed in 1995. In the few cases where Phase II contaminants were detected, concentrations were below MCLs. Future monitoring will be required, but no major treatment modifications are anticipated as a result of these regulations.

       The EPA is expected to issue, in 1996, the first rule of a three rule package addressing Disinfection By-Products ("DBP"). DBP's are chemicals formed during the drinking water treatment process. The first rule is an Information Collection Rule designed to collect data to be used in developing the other two rulemakings.

       PSW is also subject to other environmental statutes administered by the EPA and DEP. These include the Federal Clean Water Act and the Resource Conservation and Recovery Act ("RCRA"). Under the Federal Clean Water Act, the Company must obtain National Pollutant Discharge Elimination System ("NPDES") permits for discharges from its treatment stations. PSW currently maintains five NPDES permits relating to its water treatment plants, which are subject to renewal every five years. During the past five years, PSW has installed the required waste water treatment facilities and presently meets all NPDES requirements. Although management recognizes that permit renewal may become more difficult if more stringent guidelines are imposed, no significant obstacles to permit renewal are presently foreseen.

       Under RCRA, PSW is subject to specific regulations regarding the solid waste generated from the water treatment process. The DEP promulgated a "Final Rulemaking" for solid waste (Residual Waste Management) in July 1992. PSW has retained an engineering consultant to assist with the extensive monitoring, record keeping and reporting required under these regulations. A preliminary application for permitting has been filed, and formal permitting of these facilities should be completed in 1996 in accordance with regulatory requirements.

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

                              Employee Relations
                              ------------------

       As of December 31, 1995, the Registrant employed a total of 535 persons. Hourly employees of PSW are represented by the International Brotherhood of Firemen and Oilers, Local No. 473. The contract with the union was renewed on December 1, 1994 for a three-year period. Management considers its employee relations to be satisfactory.

Item 2.  Properties.
         -----------

       The Registrant believes that the facilities used in the operation of its business is generally in excellent condition in terms of suitability, adequacy and utilization.

       The property of PSW consists of a waterworks system devoted to the collection, storage, treatment and distribution of water in its service territory. Management considers that its properties are maintained in good operating condition and in accordance with current standards of good waterworks practice. The following table summarizes the principal physical properties owned by PSW:

                          No. of                                      Square Feet
Location                 Buildings       Description                  Floor Area
--------                 ---------       -----------                  -----------
Pennsylvania                6            Office & warehouse              174,185
Pennsylvania               16            Pumping stations and
                                         treatment buildings             169,200
Pennsylvania               22            Well stations                App.   600 ea.
Pennsylvania               16            Well stations                App.   150 ea.
Pennsylvania               42            Booster stations             App. 1,100 ea.

         In addition, PSW also owns 52 storage facilities for treated water throughout its service territory with a combined capacity of 147.0 million gallons and five surface water impounding reservoirs. The water utility also owns approximately 3,180 miles of transmission and distribution mains, has 264,865 active metered services and 12,150 fire hydrants.

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

         The Registrant's corporate offices are leased from PSW and located in Bryn Mawr, Pennsylvania.

Item 3.  Legal Proceedings
         -----------------

          There are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their properties is the subject that present a reasonable likelihood of a material adverse impact on the Registrant. As previously reported, there were two proceedings which arose from a fire in a warehouse in Newark, New Jersey, where hazardous substances were alleged to have been stored. PSW was involved or potentially involved because it was alleged that, out of more than 2,000 drums of material at the warehouse, one of the drums had originated from PSW. One of these proceedings has been dismissed and the other has been settled with PSW paying a nominal amount.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of 1995.

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

                                    PART II
                                    -------

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
         -------------------------------------------------------------

          The Company's common stock is traded on the New York Stock Exchange and the Philadelphia Stock Exchange. As of March 1, 1996, there were approximately 12,265 holders of record of the Company's common stock.

          The following selected quarterly financial data of the Company is in thousands of dollars, except for per share amounts:

                                                First        Second         Third         Fourth         Total
                                               Quarter       Quarter       Quarter        Quarter        Year
                                               ------        -------       -------        -------        -----
                                                                             1995
Earned revenues                                $25,712       $28,827       $32,355        $30,150      $117,044
Operating expenses                              11,766        12,357        13,793         13,786        51,702
Income, continuing operations                    3,315         4,659         5,732          4,324        18,030
Income per share, continuing
  operations                                       .28           .39           .48            .35          1.50
Income, discontinued operations                     --            --            --            370           370
Income per share, discontinued
  operations                                        --            --            --            .03           .03
Net income                                       3,315         4,659         5,732          4,694        18,400
Net income per share                               .28           .39           .48            .38          1.53
Dividend paid per share                            .28           .28           .29            .29          1.14
Price range of common stock
  - high                                         18.25         18.75         18.63          21.50         21.50
  - low                                          17.38         17.63         17.63          18.00         17.38

                                                                              1994

Earned revenues                                $24,849       $26,730       $28,849        $28,208      $108,636
Operating expenses                              12,056        12,001        12,511         13,728        50,296
Net income                                       2,949         4,035         4,897          3,757        15,638
Net income per share                               .26           .35           .42            .32          1.35
Dividend paid per share                            .27           .27           .28            .28          1.10
Price range of common stock
  - high                                         19.63         18.50         19.38          18.75         19.63
  - low                                          17.38         17.13         17.50          17.25         17.13

        Following is a recent history of income from continuing operations and dividends of the Company:
                                       Income per
                                       share from
                   Cash dividend       continuing         Payout
                    per share          operations         ratio
                   -------------       ----------         ------
        1991         $1.00              $1.29              78%
        1992          1.04               1.23              85
        1993          1.07               1.27              84
        1994          1.10               1.35              81
        1995          1.14               1.50              76

        Dividends have averaged approximately 81% of income from continuing operations during this period. In August 1995, the annual dividend increased by 3.6% to $1.16 beginning with the September 1995 dividend.

Item 6.  Selected Financial Data
         -----------------------

         The information appearing in the section captioned "Summary of Selected Financial Data" from the portions of the Company's 1995 Annual Report to shareholders filed as Exhibit 13.3 to this Form 10-K Report is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

         The information appearing in the section captioned "Management's Discussion and Analysis" from the portions of the Company's 1995 Annual Report to shareholders filed as Exhibit 13.3 to this Form 10-K Report is incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Information appearing under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Cash Flow Statements" and "Notes to Consolidated Financial Statements" from the portions of the Company's 1995 Annual Report to shareholders filed as Exhibit 13.3 to this Form 10-K Report is incorporated by reference herein. Also, the information appearing in the section captioned "Reports on Financial Statements" from the portions of the Company's 1995 Annual Report to shareholders filed as Exhibit 13.3 to this Form 10-K Report is incorporated by reference herein.

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

         None.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

Directors of the Registrant
---------------------------

         The information appearing in the section captioned "Information Regarding Nominees and Directors" of the Proxy Statement relating to the May 16, 1996, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated by reference herein.

Executive Officers of the Registrant
------------------------------------

         The following table and the notes thereto set forth information with respect to the executive officers of the Registrant, including their names, ages, positions with the Registrant and business experience during the last five years:
                                          Position with the Registrant
       Name                  Age             and date of election (1)
       ----                  ---          ----------------------------
Nicholas DeBenedictis        50       President and Chairman (May 1993 to
                                      present); President and Chief Executive
                                      Officer (July 1992 to May 1993);
                                      Chairman and Chief Executive Officer,
                                      Philadelphia Suburban Water Company
                                      (July 1992 to Present); President,
                                      Philadelphia Suburban Water Company
                                      (February 1995 to present) (2)

Richard R. Riegler           49       Senior Vice President - Operations,
                                      Philadelphia Suburban Water Company
                                      (April 1989 to present) (3)

Roy H. Stahl                 43       Senior Vice President and General
                                      Counsel (April 1991 to present) (4)

Michael P. Graham            47       Senior Vice President - Finance and
                                      Treasurer (March 1993 to present) (5)

Morrison Coulter             59       Senior Vice President - Production,
                                      Philadelphia Suburban Water Company
                                      (February 1996 to present); Vice
                                      President - Production, Philadelphia
                                      Suburban Water Company (April 1989 to
                                      February 1996)  (6)

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

(4) From January 1984 to August 1985, Mr. Stahl was Corporate Counsel, from August 1985 to May 1988 he was Vice President - Administration and Corporate Counsel of the Registrant, and from May 1988 to April 1991 he was Vice President and General Counsel of the Registrant.

(5) Mr. Graham was Controller of the Company from 1984 to September 1990, and from September 1990 to May 1991 he was Chief Financial Officer and Treasurer. From May 1991 to March 1993, Mr. Graham was Vice President - Finance and Treasurer.

(6) Mr. Coulter was Superintendent of Pumping Facilities from 1971 to 1982. From 1982 to 1987 he served as Manager - Electrical/Mechanical Department and from 1987 to 1989 he was Assistant Vice President - Production.

Item 11.  Management Remuneration
          -----------------------

         The information appearing in the sections captioned "Compensation of Directors and Executive Officers" of the Proxy Statement relating to the May 16, 1996, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The information appearing in the sections captioned "Ownership of Common Stock" of the Proxy Statement relating to the May 16, 1996, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

         The information appearing in the sections captioned "Other Remuneration and Certain Transactions" of the Proxy Statement relating to the May 16, 1996, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated by reference herein.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

Financial Statements. The following is a list of the consolidated financial statements of the Company and its subsidiaries and supplementary data incorporated by reference in Item 8 hereof:

         Management's Report

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 1995 and 1994

         Consolidated Statements of Income - 1995, 1994 and 1993

         Consolidated Statements of Cash Flow -  1995, 1994, and 1993

         Notes to Consolidated Financial Statements

Financial Statement Schedules. The financial statement schedules, or supplemental schedules, filed as part of this annual report on Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Reports on Form 8-K. The Company filed no report on Form 8-K during the quarter ended December 31, 1995.

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

                                 EXHIBIT INDEX

Exhibit No.                                                                                    Page No.
-----------                                                                                    --------
   3.1             Amended and Restated Articles of Incorporation, as                            --
                         amended (1) (Exhibit 3.1)

   3.2             By-Laws, as amended (1) (Exhibit 3.2)                                         --

   4.1             Indenture of Mortgage dated as of January 1, 1941                             --
                         between Philadelphia Suburban Water Company and The
                         Pennsylvania Company for Insurance on Lives and
                         Granting Annuities(now First Pennsylvania Bank, N.A.),
                         as Trustee, with supplements thereto through the
                         Twentieth Supplemental Indenture dated as of August 1,
                         1983 (2) (Exhibits 4.1 through 4.16)

   4.2             Revolving Credit Agreement between Philadelphia Suburban                      --
                         Water Company and Mellon Bank (East) National Association
                         dated as of February 16, 1990  (3) (Exhibit 4.3)

   4.3             First Amendment to Revolving Credit Agreement between                         --
                         Philadelphia Suburban Water Company and Mellon Bank
                         N.A. dated as of September 1, 1992 (1) (Exhibit 4.3)

   4.4             Preferred Stock Agreement between Philadelphia Suburban                       --
                         Water Company and Provident Life and Accident Insurance
                         Company dated as of January 1, 1991  (3) (Exhibit 4.4)

   4.5             Indenture dated as of July 1, 1988 between Philadelphia                       --
                         Suburban Corporation and the Philadelphia National
                         Bank, as Trustee. (4) (Exhibit 4)

   4.6             Form of Rights Agreement, dated as of February 19, 1988,                      --
                         between Philadelphia Suburban Corporation and
                         Mellon Bank (East) National Association, as amended
                         by Amendment No. 1. (5) (Exhibit 1)

   4.7             Agreement to furnish copies of other long-term debt                           --
                         instruments (1) (Exhibit 4.7)

   4.8             Twenty-first Supplemental Indenture dated as of August 1,                     --
                         1985  (6) (Exhibit 4.2)

   4.9             Twenty-second Supplemental Indenture dated as of April 1,                     --
                         1986  (7) (Exhibit 4.3)

   4.10            Twenty-third Supplemental Indenture dated as of April 1,                      --
                         1987  (8) (Exhibit 4.4)

   4.11            Twenty-fourth Supplemental Indenture dated as of June 1,                      --
                         1988  (9) (Exhibit 4.5)

   4.12            Twenty-fifth Supplemental Indenture dated as of                               --
                         January 1, 1990  (10) (Exhibit 4.6)


Exhibit No.                                                                                    Page No.
-----------                                                                                    --------
   4.13      Twenty-sixth Supplemental Indenture dated as of November                            --
                 1, 1991  (11) (Exhibit 4.12)

   4.14      Twenty-seventh Supplemental Indenture dated as of June 1,                           --
                 1992 (1) (Exhibit 4.14)

   4.15      Twenty-eighth Supplemental Indenture dated as of April 1,                           --
                 1993 (12) (Exhibit 4.15)

   4.16      Revolving Credit Agreement between Philadelphia                                     --
                 Suburban Water Company and Mellon Bank, N.A., PNC Bank
                 National Association, First Fidelity Bank, N.A.
                 and Meridian Bank, N.A. dated as of March 17, 1994
                 (12) (Exhibit 4.16)

   4.17      Twenty-Ninth Supplemental Indenture dated as of March 30,                           --
                 1995 (14) (Exhibit 4.17)

   4.18      Thirtieth Supplemental Indenture dated as of August 15,                             --
                 1995 (15) (Exhibit 4.18)

   10.1      1982 Stock Option Plan, as amended and restated effective                           --
                 May 21, 1992* (1) (Exhibit 10.1)

   10.2      1988 Stock Option Plan, as amended and restated effective                           --
                 May 21, 1992* (1) (Exhibit 10.2)

   10.3      Executive Incentive Award Plan, as amended March 21,                                --
                 1989 and February 6, 1990*  (10) (Exhibit 10.3)

   10.4      Excess Benefit Plan for Salaried Employees, effective                               --
                 December 1, 1989*  (10) (Exhibit 10.4)

   10.5      Supplemental Executive Retirement Plan, effective                                   --
                 December 1, 1989*  (10) (Exhibit 10.5)

   10.6      Supplemental Executive Retirement Plan, effective March                             --
                 15, 1992* (1) (Exhibit 10.6)

   10.7      1993 Incentive Compensation Plan* (1) (Exhibit 10.7)                                --

   10.8      Employment letter agreement with Mr. Nicholas                                       --
                 DeBenedictis* (1) (Exhibit 10.8)

   10.9      1994 Incentive Compensation Program* (12) (Exhibit 10.9)                            --

   10.10     1994 Equity Compensation Plan, as amended by Amendment                              20
                 1994-1*

   10.11     1995 Incentive Compensation Plan* (13) (Exhibit 10.11)                              --

   10.12     Placement Agency Agreement between Philadelphia                                     --
                 Suburban Water Company and PaineWebber Incorporated
                 dated as of March 30, 1995 (14) (Exhibit 10.12)


Exhibit No.                                                                                    Page No.
-----------                                                                                    --------
   10.13     Bond Purchase Agreement among the Delaware County                                   --
                 Industrial Development Authority, Philadelphia
                 Suburban Water Company and Legg Mason Wood Walker,
                 Incorporated dated August 24, 1995 (15) (Exhibit 10.13)

   10.14     Construction and Financing Agreement between the                                    --
                 Delaware County Industrial Development Authority and
                 Philadelphia Suburban Water Company dated as of August
                 15, 1995 (15) (Exhibit 10.14)

   10.15     1996 Annual Cash Incentive Compensation Plan*                                       32

   13.1      Selected portions of Annual Report to shareholders                                  --
                 for the year ended December 31, 1993 incorporated
                 by reference in Annual Report on Form 10-K for
                 the year ended December 31, 1993 (12) (Exhibit 13.1)

   13.2      Selected portions of Annual Report to shareholders                                  --
                 for the year ended December 31, 1994 incorporated
                 by reference in Annual Report on Form 10-K for the
                 year ended December 31, 1994 (13) (Exhibit 13.2)

   13.3      Selected portions of Annual Report to shareholders                                  37
                 for the year ended December 31, 1995 incorporated
                 by reference in Annual Report on Form 10-K for the
                 year ended December 31, 1995

   21.       Subsidiaries of Philadelphia Suburban Corporation                                   72

   23.       Consent of Independent Auditors                                                     73

   24.       Power of Attorney (set forth as a part of this report)                              18

   27.       Financial Data Schedule                                                             74

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

 (9) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1988.

(10) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1989.

(11) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1991.

(12) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.

(13) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1994.

(14) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(15) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

* Indicates management contract or compensatory plan or arrangement.

                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PHILADELPHIA SUBURBAN CORPORATION


                                      By /s/ Nicholas DeBenedictis
                                        --------------------------------------
                                        Nicholas DeBenedictis
                                        President and Chairman

Date:  March 25, 1996

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

    John H. Austin, Jr.                     John W. Boyer, Jr.
-----------------------------           ---------------------------------------
    John H. Austin, Jr.                     John W. Boyer, Jr.
    Director                                Director



    Mary C. Carroll                         Nicholas DeBenedictis
-----------------------------           ---------------------------------------
    Mary C. Carroll                         Nicholas DeBenedictis
    Director                                President and Chairman
                                            (principal executive
                                            officer) and Director



    G. Fred DiBona, Jr.                     Claudio Elia
-----------------------------           ---------------------------------------
    G. Fred DiBona, Jr.                     Claudio Elia
    Director                                Director



    Richard H. Glanton                      Michael P. Graham
-----------------------------           ---------------------------------------
    Richard H. Glanton                      Michael P. Graham
    Director                                Senior Vice President-Finance and
                                            Treasurer (principal financial and
                                            accounting officer)



    Joseph C. Ladd                          John F. McCaughan
-----------------------------           ---------------------------------------
    Joseph C. Ladd                          John F. McCaughan
    Director                                Director



    Harvey J. Wilson
-----------------------------
    Harvey J. Wilson
    Director