Form 10-Q
period 1996-03-31
PHILADELPHIA SUBURBAN CORP
filed 1996-05-14
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996

Commission File Number 1-6659


                        PHILADELPHIA SUBURBAN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                        23-1702594
- -------------------------------                         ------------------
(State or other jurisdiction of                           (I.R.S.Employer
 incorporation or organization)                         Identification No.)

762 Lancaster Avenue, Bryn Mawr, Pennsylvania                 19010
- ---------------------------------------------           -------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:    (610)-527-8000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996.

  12,362,710
- --------------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                     March 31,     December 31,
                                                        1996           1995
                                                    -----------    ------------
                                                    (Unaudited)     (Audited)

Property, plant and equipment, at cost                $531,853       $529,364
Less accumulated depreciation                           94,801         92,459
                                                       -------        -------
  Net property, plant and equipment                    437,052        436,905

Current assets
  Cash                                                   1,766          2,387
  Accounts receivable, net                              20,564         22,112
  Inventory, materials and supplies                      1,977          1,878
  Prepayments and other current assets                     379            537
                                                       -------        -------
         Total current assets                           24,686         26,914

Regulatory assets                                       48,723         48,757
Deferred charges and other assets, net                   5,947          5,475
                                                       -------        -------
                                                      $516,408       $518,051
                                                       =======        =======

Common stockholders' equity                           $160,864       $156,976

Preferred stock of subsidiary with
  mandatory redemption requirements                      4,214          5,643

Long-term debt, excluding current portion              172,985        175,395

Commitments                                                 -              -

Current liabilities
  Current portion of preferred stock of
    subsidiary with mandatory redemption
    requirements                                         1,429          1,500
  Current portion of long-term debt                     14,440         13,590
  Loans payable                                          5,285          6,455
  Accounts payable                                       6,682          9,694
  Accrued interest                                       4,402          3,601
  Other accrued liabilities                             17,709         15,380
                                                       -------        -------
         Total current liabilities                      49,947         50,220

Deferred credits and other liabilities
  Deferred income taxes and investment credits          71,592         70,980
  Customers' advances for construction                  24,539         25,880
  Other non-current liabilities                          9,068          9,762
                                                       -------        -------
         Total deferred credits and other
            liabilities                                105,199        106,622

Contributions in aid of construction                    23,199         23,195
                                                       -------        -------
                                                      $516,408       $518,051
                                                       =======        =======

See notes to consolidated financial statements on page 4 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)



                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                      1996          1995
                                                      ----          ----

Earned revenues                                      $29,290     $25,712

Costs and expenses
  Operating expenses                                  13,070      11,766
  Depreciation                                         3,255       2,770
  Amortization                                            69         (17)
  Taxes other than income taxes                        2,317       1,973
                                                      ------      ------
                                                      18,711      16,492
                                                      ------      ------

Operating income                                      10,579       9,220
Interest and debt expenses                             3,783       3,396
Dividends on preferred stock                             127         167
Allowance for funds used during
  construction                                           (32)        (40)
                                                       ------      ------

Income before income taxes                             6,701       5,697
Provision for income taxes                             2,733       2,382
                                                      ------      ------

Net income                                           $ 3,968     $ 3,315
                                                      ======      ======

Net income per share                                 $   .32     $   .28
                                                      ======      ======

Average common and common equivalent
  shares outstanding during the period                12,376      11,781
                                                      ======      ======








See notes to consolidated financial statements on page 4 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31,
                                                                           ------------------
                                                                             1996      1995
                                                                             ----      ----
Cash flows from operating activities:
  Net income                                                               $ 3,968    $ 3,315
  Adjustments to reconcile net income to net
  cash flows from operating activities:
        Depreciation and amortization                                        3,324      2,753
        Deferred taxes, net of taxes on
         customers' advances                                                   (54)       140
        Net decrease in receivables,
      inventory and prepayments                                              1,696      2,485
    Net decrease in payables and
      other accrued liabilities                                               (643)    (2,337)
    Net increase in accrued interest                                           802        455
    Other                                                                      (79)       368
                                                                           -------    -------
    Net cash flows from operating activities                                 9,014      7,179
                                                                           -------    -------

Cash flows from investing activities:
  Property, plant and equipment additions,
    including allowance for funds used during
    construction of $32 and $40                                             (3,397)    (4,612)
  Acquisitions of water systems                                                (74)      --
  Other                                                                        (90)       (11)
                                                                           -------    -------
    Net cash flows used in investing activities                             (3,561)    (4,623)
                                                                           -------    -------

Cash flows from financing activities:
  Customers' advances and contributions in aid of
    construction, net of income tax payments                                    45        409
  Repayments of customers' advances                                         (1,382)    (1,398)
  Net proceeds (repayments) of short-term debt                              (1,170)     1,595
  Proceeds of long-term debt                                                 7,474      1,908
  Repayments of long-term debt                                              (9,150)      --
  Redemption of preferred stock of subsidiary                               (1,500)    (2,857)
  Proceeds from issuing common stock                                         3,461        692
  Repurchase of common stock                                                    (3)        (5)
  Dividends paid                                                            (3,538)    (3,283)
  Other                                                                       (311)      (150)
                                                                           -------    -------
    Net cash flows used in financing activities                             (6,074)    (3,089)
                                                                           -------    -------

Net decrease in cash                                                          (621)      (533)
Cash balance beginning of year                                               2,387      1,243
                                                                           -------    -------
Cash balance at end of period                                              $ 1,766    $   710
                                                                           =======    =======

See notes to consolidated financial statements on page 4 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)


Note 1            Basis of Presentation

                  The accompanying consolidated balance sheet of Philadelphia Suburban Corporation at March 31, 1996, the consolidated statements of income for the three months ended March 31, 1996 and 1995, and the consolidated statements of cash flow for the three months ended March 31, 1996 and 1995 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position at March 31, 1996, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995.

                  Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income.

Note 2            Restricted Cash

                  In August 1995, PSW issued $22,000 First Mortgage Bonds as security for an equal amount of bonds issued by the Delaware County Industrial Development Authority. The proceeds from these bonds are restricted to funding the costs of certain capital projects. As of March 31, 1996, the Trustee for this issue held $433 in an interest bearing account pending completion of the remainder of the projects financed with this issue. The amount held by the Trustee is included in the balance sheet as cash.


Note 3            Long-Term Debt

                  In January 1996, PSW retired $5,000 First Mortgage Bonds 7.875% Series due 1997 at a premium of .331% or $17 and $4,150 First Mortgage Bonds 8.40% Series due 2002, at a premium of 2.1% or $87. In April 1996, PSW retired $10,000 First Mortgage Bonds 10.65% series due 2006, at a premium of 5.04% or $504. The premiums paid on the early retirement of debt are capitalized and amortized in accordance with the Uniform System of Accounts presented by the Pennsylvania Public Utility Commission over the life of the long-term debt used to fund the redemption. The effect of these transactions on the

                  PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

               (In thousands of dollars, except per share amounts)

                  Company's Sinking Fund payments for the next five years was to reduce the payments by $450 annually in 1996 and $1,450 annually from 1997 to 2001.


                  In April 1996, PSW issued $10,000 First Mortgage Bonds 6.99% Series due 2006. The net proceeds of this issue were used to repay amounts outstanding under PSW's revolving credit agreement and fund PSW's ongoing construction program.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)

         Philadelphia Suburban Corporation ("PSC" or "the Company"), a Pennsylvania corporation, is the holding Company of Philadelphia Suburban Water Company ("PSW"), a regulated water utility. PSW provides water to approximately 265,000 customers in 81 municipalities within its 406 square-mile service territory. PSW's service territory is located north and west of the City of Philadelphia.

                               Financial Condition

         During the quarter, the Company made $3,397 of capital expenditures related to routine capital improvements and replacements, redeemed $1,500 of preferred stock, retired $9,150 in First Mortgage Bonds, and repaid $1,382 of customer advances for construction.

         During the first quarter of 1996, internally generated funds, available working capital and funds available under the revolving credit agreement were used to fund the cash requirements discussed above, and to pay dividends.

         At March 31, 1996, the Company and PSW had $3,715 and $1,000 available, respectively under short-term lines of credit and PSW had $17,250 available under its revolving credit agreement. In April 1996, as described in Note 3 to the Consolidated Financial Statements, PSW issued $10,000 in First Mortgage Bonds and used the proceeds to repay amounts outstanding under PSW's revolving credit agreement and fund PSW's ongoing construction program.


                              Results of Operations

Analysis of First Quarter of 1996 Compared to First Quarter of 1995

         Revenues for the quarter increased $3,578 or 13.9% primarily due to a 5.3% rate increase granted PSW in October 1995 and the acquisitions of Media Borough (Media) and four small water utilities.

         Operating expenses increased by $1,304 or 11.1% primarily as a result of the effects of the severe winter weather experienced in 1996. The effects of the severe winter weather caused maintenance problems, including a higher than average number of water main breaks, and additional treatment cost as raw water quality deteriorated with the snow melt. The increase in maintenance and production costs were partially offset by lower employee benefit expenses and a reduction in purchased water.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

         Depreciation expense increased by $485 or 17.5% over the prior year due to utility plant placed in service since the first quarter of 1995. Depreciation expense was approximately 2.4% and 2.3% of average utility plant in service in the first quarter of 1996 and 1995, respectively.

         Amortization was a charge of $69 compared to a credit of $17 in the first quarter of 1995. The change is largely due to the absence in 1996 of $68 of negative goodwill amortization associated with the December 1992 acquisitions of two water systems that was recognized in the first quarter of 1995 in conjunction with the June 1994 rate settlement and to the amortization of costs associated with the October 1995 rate settlement.

         Taxes other than income taxes increased by $344 or 17.4% primarily due to an increase in the base on which the Pennsylvania Capital Stock Tax is calculated and increased state regulatory taxes.

         Interest expense increased by $387 or 11.4% due to increased borrowing levels since the first quarter of 1995, partially offset by lower interest expense on the revolving credit facility.

         Allowance for funds used during construction ("AFUDC") decreased by $8 primarily due to the decrease in the balance of Construction Work in Progress ("CWIP"). The majority of the decrease in CWIP is associated with a $4,600 operations center which was placed in service in the fourth quarter of 1995.

         The Company's effective income tax rate was 40.8% in the first quarter of 1996 and 41.8% in 1995. The decrease in the effective tax rate is primarily due to a 1% reduction in the Pennsylvania Corporate Net Income tax rate.

         Net income for the quarter increased by $653 or 19.7% primarily as a result of increased revenues, partially offset by increased operating expenses, interest expense, depreciation and amortization. On a per share basis, earnings increased $.04 or 14.3% reflecting the improvement in net income, offset by a 5.1% increase in the average number of shares outstanding. The increased number of shares outstanding reflects additional shares sold since the first quarter of 1995 through the Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plan.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                           Part II. Other Information

Item 1.           Legal Proceedings

                  There are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their properties is the subject that present a reasonable likelihood of a material adverse impact on the Registrant. Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which is included by a reference herein.

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






May 14, 1996

                                      PHILADELPHIA SUBURBAN CORPORATION
                                      ---------------------------------
                                               Registrant



                                      Nicholas DeBenedictis
                                      ---------------------------------
                                      Nicholas DeBenedictis
                                      Chairman and President













                                      Michael P. Graham
                                      ---------------------------------
                                      Michael P. Graham
                                      Senior Vice President - Finance
                                             and Treasurer

                                  EXHIBIT INDEX



Exhibit No.                                Description               Page No.
- -----------               ---------------------------------------    --------

   27                     Financial Data Schedule                       11