Form 10-Q
period 1996-06-30
PHILADELPHIA SUBURBAN CORP
filed 1996-08-14
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996

Commission File Number 1-6659


                        PHILADELPHIA SUBURBAN CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                          23-1702594
- -------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S.Employer
 incorporation or organization)                           Identification No.)

762 Lancaster Avenue, Bryn Mawr, Pennsylvania                   19010
- ---------------------------------------------             ------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:    (610)-527-8000
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

Yes __X__   No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.

18,837,369
- -----------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                                           June 30,              December 31,
                                                                                             1996                    1995
                                                                                         -----------               ---------
                                                                                         (Unaudited)               (Audited)

Property, plant and equipment, at cost                                                  $541,183                  $529,364
Less accumulated depreciation                                                             98,236                    92,459
                                                                                         -------                   -------
  Net property, plant and equipment                                                      442,947                   436,905

Current assets
  Cash                                                                                     1,356                     2,387
  Accounts receivable, net                                                                21,619                    22,112
  Inventory, materials and supplies                                                        1,931                     1,878
  Prepayments and other current assets                                                     2,045                       537
                                                                                         -------                   -------
         Total current assets                                                             26,951                    26,914

Regulatory assets                                                                         48,689                    48,757
Deferred charges and other assets, net                                                     6,665                     5,475
                                                                                         -------                   -------
                                                                                        $525,252                  $518,051
                                                                                         =======                   =======

Common stockholders' equity                                                             $166,921                  $156,976

Preferred stock of subsidiary with
  mandatory redemption requirements                                                        4,214                     5,643

Long-term debt, excluding current portion                                                192,720                   175,395

Commitments                                                                                    -                         -

Current liabilities
  Current portion of preferred stock of
    subsidiary with mandatory redemption
    requirements                                                                           1,429                     1,500
  Current portion of long-term debt                                                        4,440                    13,590
  Loans payable                                                                            3,130                     6,455
  Accounts payable                                                                         5,400                     9,694
  Accrued interest                                                                         3,591                     3,601
  Other accrued liabilities                                                               14,240                    15,380
                                                                                         -------                   -------
         Total current liabilities                                                        32,230                    50,220

Deferred credits and other liabilities
  Deferred income taxes and investment credits                                            72,244                    70,980
  Customers' advances for construction                                                    24,513                    25,880
  Other non-current liabilities                                                            9,205                     9,762
                                                                                         -------                   -------
         Total deferred credits and other
            liabilities                                                                  105,962                   106,622

Contributions in aid of construction                                                      23,205                    23,195
                                                                                         -------                   -------
                                                                                        $525,252                  $518,051
                                                                                         =======                   =======

See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)



                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                               ----------------
                                                                                            1996           1995
                                                                                            ----           ----

Earned revenues                                                                           $59,973        $54,539

Costs and expenses
  Operating expenses                                                                       25,684         24,123
  Depreciation                                                                              6,505          5,575
  Amortization                                                                                139             (2)
  Taxes other than income taxes                                                             4,325          3,847
                                                                                           ------         ------
                                                                                           36,653         33,543
                                                                                           ------         ------

Operating income                                                                           23,320         20,996
Interest and debt expenses                                                                  7,572          7,100
Dividends on preferred stock                                                                  250            322
Allowance for funds used during
  construction                                                                                (82)           (89)
                                                                                           ------         ------

Income before income taxes                                                                 15,580         13,663
Provision for income taxes                                                                  6,331          5,689
                                                                                           ------         ------

Net income                                                                                $ 9,249        $ 7,974
                                                                                           ======         ======

Net income per share                                                                      $   .49        $   .45
                                                                                           ======         ======

Average common and common equivalent
  shares outstanding during the period                                                     18,730         17,747
                                                                                           ======         ======


    See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)



                                                                                        Three Months Ended
                                                                                             June 30,
                                                                                  ------------------------------
                                                                                   1996                     1995
                                                                                   ----                     ----

Earned revenues                                                                 $30,683                  $28,827

Costs and expenses
  Operating expenses                                                             12,614                   12,357
  Depreciation                                                                    3,250                    2,805
  Amortization                                                                       70                       15
  Taxes other than income taxes                                                   2,008                    1,874
                                                                                 ------                   ------
                                                                                 17,942                   17,051
                                                                                 ------                   ------

Operating income                                                                 12,741                   11,776
Interest and debt expenses                                                        3,789                    3,704
Dividends on preferred stock                                                        123                      155
Allowance for funds used during
  construction                                                                      (50)                     (49)
                                                                                 ------                   ------

Income before income taxes                                                        8,879                    7,966
Provision for income taxes                                                        3,598                    3,307
                                                                                 ------                   ------


Net income                                                                      $ 5,281                  $ 4,659
                                                                                 ======                   ======

Net income per share                                                            $   .28                  $   .26
                                                                                 ======                   ======

Average common and common equivalent
  shares outstanding during the period                                           18,854                   17,798
                                                                                 ======                   ======


    See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                  ----------------------------
                                                                                                      1996                1995
                                                                                                  ---------            --------
Cash flows from operating activities:
  Net income                                                                                       $ 9,249             $ 7,974
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                                                                    6,644               5,573
    Deferred taxes, net of taxes on customers'
          advances                                                                                     607               1,059
    Net increase in receivables, inventory
      and prepayments                                                                               (1,858)             (1,260)
    Net decrease in payables and other
      accrued liabilities                                                                           (4,519)             (3,062)
    Net increase (decrease) in accrued interest                                                         (9)                313
    Other                                                                                               (2)                105
                                                                                                    ------              ------
    Net cash flows from operating activities                                                        10,112              10,702
                                                                                                    ------              ------

Cash flows from investing activities:
  Property, plant and equipment additions,
    including allowance for funds used during
    construction of $82 and $89                                                                    (10,373)            (11,276)
  Acquisitions of water systems                                                                     (2,377)            (25,711)
  Other                                                                                               (240)                (42)
                                                                                                    ------              ------
    Net cash flows used in investing activities                                                    (12,990)            (37,029)
                                                                                                    ------              ------

Cash flows from financing activities:
  Customers' advances and contributions in aid of
    construction, net of income tax payments                                                            93               1,156
  Repayments of customers' advances                                                                 (1,442)             (1,564)
  Net proceeds (repayments) of short-term debt                                                      (3,325)              1,625
  Proceeds of long-term debt                                                                        27,540              31,044
  Repayments of long-term debt                                                                     (20,054)               (850)
  Redemption of preferred stock of
    subsidiary                                                                                      (1,500)             (2,857)
  Proceeds from issuing common stock                                                                 7,827               4,072
  Repurchases of common stock                                                                           (4)                 (5)
  Dividends paid                                                                                    (7,127)             (6,577)
  Other                                                                                               (161)               (150)
                                                                                                    ------              ------
    Net cash flows from financing activities                                                         1,847              25,894
                                                                                                    ------              ------

Net decrease in cash                                                                                (1,031)               (433)
Cash balance beginning of year                                                                       2,387               1,243
                                                                                                    ------              ------
Cash balance at end of period                                                                      $ 1,356             $   810
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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)

Note 1            Basis of Presentation

                  The accompanying consolidated balance sheet of Philadelphia Suburban Corporation at June 30, 1996, the consolidated statements of income for the six months and quarter ended June 30, 1996 and 1995, and the consolidated cash flow statements for the six months ended June 30, 1996 and 1995 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position at June 30, 1996, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

                  Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income.

Note 2            Common Stock Split

                  On May 16, 1996, the Company's Board of Directors declared a three-for-two common stock split effected in the form of a 50% stock distribution, to shareholders of record on June 18, 1996. The new shares were distributed on July 10, 1996. The Company's par value of $.50 per share remained unchanged and $3,140 was transferred, in July 1996, from Capital in Excess of Par Value to Common Stock to record the transaction. All per share data for all periods presented in the accompanying financial statements and notes has been restated to give effect to the stock split.

                  In addition, the Company's Shareholders approved an increase in the number of shares of common stock authorized from 20,000,000 shares to 40,000,000 shares.

Note 3            Acquisitions

                  Since December 31, 1995, PSW has purchased the water utility and related assets of three water systems for a combined purchase price of $2,377. These systems serve customers near PSW's existing service territory and have combined annual operating revenues of approximate $130.

                  PSW is also a party to preliminary agreements to acquire five other water systems for a combined purchase price of approximately $52,000, including, subject to final negotiations, the issuance of up to $4,000 of the Company's preferred stock. These systems are adjacent or near to PSW's service territory. The combined annual revenues of these systems is approximately $7,000. Final closings are subject to completion of due diligence and are likely to extend, in certain cases, into 1997.

                  In addition, PSW continues to hold discussions with several other water systems that are near or adjacent to it's service territory.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (continued)
               (In thousands of dollars, except per share amounts)

Note 4            Long-Term Debt

                  In April 1996, PSW retired $10,000 First Mortgage Bonds 10.65% Series due 2006, at a premium of 5.04% or $504. The premium was capitalized and is being amortized, in accordance with the Uniform Systems of Accounts prescribed by the Pennsylvania Public Utility Commission, over the life of the long-term debt used to fund the redemption.

                  In April 1996, PSW issued $10,000 First Mortgage Bonds 6.99% Series due 2006. In July 1996, PSW issued $10,000 First Mortgage Bonds 7.4% Series due 2003. The proceeds of these issues were used to repay amounts outstanding under PSW's revolving credit agreement, to fund the debt retirement noted above and to fund PSW's ongoing construction program. The effects of these transactions on the Company's Sinking Fund payments for the next five years was to reduce the payments by $1,450 annually from 1997 to 2001.

Note 5            Restricted Cash

                  In August 1995, PSW issued $22,000 First Mortgage Bonds as security for an equal amount of bonds issued by the Delaware County Industrial Development Authority. The proceeds from these bonds are restricted to funding the costs of certain capital projects. As of June 30, 1996, the Trustee for this issue held $451 in an interest bearing account pending completion of the remainder of the projects financed with this issue. The amount held by the Trustee is included in the balance sheet as cash.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)

         Philadelphia Suburban Corporation ("PSC" or "the Company"), a Pennsylvania corporation, is the holding Company of Philadelphia Suburban Water Company ("PSW"), a regulated water utility. PSW provides water to approximately 266,000 customers in 82 municipalities within its 410 square-mile service territory. PSW's service territory is located north and west of the City of Philadelphia.

                               Financial Condition

         During the first half of 1996, the Company acquired the water utility assets of three small water companies for a combined purchase price of $2,377; made $10,373 of expenditures related to routine capital improvements and replacements for PSW; retired $20,054 in long term debt; repaid $1,442 of customer advances for construction and redeemed $1,500 of Preferred Stock.

         During the first six months, internally generated funds, available working capital, funds available under the revolving credit facility, and the proceeds from common stock and long-term debt issues were sufficient to fund the cash requirements discussed above, and to pay dividends. Proceeds from the issuance of common stock, primarily through the Company's Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plan amounted to approximately $7,827. Effective with the September 1, 1996 payment, the Company has increased the quarterly dividend on common stock from $.193 per share to $.2025 per share.

         In April 1996, PSW issued $10,000 of First Mortgage Bonds 6.99% series due 2006 and retired $10,000 of First Mortgage Bonds at 10.65%, series due 2006. In July 1996, PSW issued $10,000 of First Mortgage Bonds 7.4% series due 2003. These bonds were issued through the Medium Term Note Program. The proceeds from these issuances were used for the retirement of First Mortgage Bonds to repay amounts outstanding under PSW's revolving credit agreement and to fund PSW's ongoing capital program.

         At June 30, 1996, PSW had $7,115 available under its revolving credit facility and the Company and PSW had $5,870 and $1,000, respectively, available under short-term lines of credit.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


                              Results of Operations

Analysis of First Six Months of 1996 Compared to First Six Months of 1995

         Revenues increased $5,434 or 10.0% primarily due to the 5.3% rate increase granted PSW in October 1995 and additional water revenues associated with the acquisition of Media Borough ("Media") and four smaller water systems purchased during 1995, offset partially by a decrease in the customer consumption of water. The decreased water consumption is attributable to the wetter and cooler weather experienced in the second quarter of 1996 as compared to 1995.

         Operating expenses increased by $1,561 or 6.5% primarily due to an increase in treatment expenses resulting from lower raw water quality; higher electric rates and usage; to the increased sendout in the first quarter and to additional maintenance expenses caused by the severe winter weather. Included in the year-to-date expenses were a full six months of production and maintenance costs to operate the Media system. These increased operating costs were partially offset by lower employee benefit expenses, and a reduction in purchased water.

         Depreciation increased by $930 or 17.0% reflecting the impact of utility plant placed in service, including the assets from acquisitions, in the past year. Depreciation was approximately 2.41% and 2.35% of average utility plant in service in the first half of 1996 and 1995, respectively.

         Amortization was a charge of $139 compared to a credit of $2 in the first half of 1995. The increase is due to the amortization of additional debt issuance costs and amortization of premiums on early retirement of debt since 1995.

         Taxes other than income taxes increased by $478 or 12.4% primarily due to increases in the Pennsylvania Capital Stock Tax associated with increased equity, a higher Public Utility Real Estate Tax assessment, resulting from the Media acquisition, and increased employment taxes.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

      Interest expense increased by $472 or 6.6% reflecting an increase in the average amount of borrowings outstanding. The increase in borrowings were used to fund the Media acquisition and ongoing capital projects.

         Allowance for funds used during construction decreased by $7 primarily due to the decrease in the balance of Construction Work in Progress ("CWIP")to which AFUDC is applied. The majority of the decrease in CWIP is associated with a $4,600 operations center, which was placed in service in the fourth quarter of 1995. The AFUDC rate decreased due to a lower average cost of borrowings under the Company's revolving credit facility in the first half of 1996 compared to 1995.

         The Company's effective income tax rate was 40.6% in the first half of 1996 and 41.6% in 1995. The decrease in the effective tax rate is primarily due to a reduction in the Pennsylvania Corporate Net Income tax rate.

         Net income increased by $1,275 or 16% primarily as a result of increased revenues, partially offset by increased operating expenses, interest expense, depreciation and amortization. On a per share basis, earnings increased $0.04 or 8.9% reflecting the improvement in net income, offset by a 5.5% increase in the average number of shares outstanding. The increased number of shares outstanding reflects additional shares sold since the first half of 1995 through the Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plan.

Analysis of Second Quarter of 1996 Compared to Second Quarter of 1995

         Revenues for the quarter increased $1,856 or 6.4% primarily due to the 5.3% rate increase granted PSW in October 1995 and the acquisition of water systems, particularly the May 1995 acquisition of the Media system, offset partially by a decrease in the customer consumption of water. The decreased water consumption is attributable to the wetter and cooler weather experienced in the second quarter of 1996 as compared to 1995.

         Operating expenses increased $257 or 2.1% primarily as a result of additional production and maintenance expense related to the Media system and additional treatment costs due to lower raw water quality. The increase in maintenance and production costs were partially offset by lower employee benefit costs, including reduced pension costs and lower medical insurance premium costs.

         Depreciation increased by $445 or 15.9% reflecting the impact of utility plant placed in service since the second quarter of 1995. Depreciation was approximately 2.41% and 2.35% of average utility plant in service in the second quarter of 1996 and 1995, respectively.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

         Amortization was $55 higher than the second quarter of 1995 due to the amortization of additional debt issuance costs and amortization of premiums on early retirements of debt since 1995.

         Taxes other than income taxes increased $134 or 7.2% as a result of increases in the Pennsylvania Capital Stock Tax associated with increased equity and a higher Pennsylvania Public Utility Realty Tax Assessment resulting from the Media acquisition.

         Interest expense increased $85 or 2.3% reflecting an increased level of borrowings. The increase was partially offset by lower interest rates.

         Dividends on preferred stock decreased $32 or 20.6% due to the reduced number of preferred stock shares outstanding for the quarter.

         The Company's effective income tax rate was 40.5% in 1996 and 41.5% in 1995. The decrease in the effective tax rate is primarily due to a reduction in the Pennsylvania Corporate Net Income tax rate.

         Net income for the quarter increased by $622 or 13.4% principally due to increased water revenues. Earnings per share, however, increased only $.02 per share or 7.7% due to the higher number of average shares outstanding.

                                 Recent Events

         The cooler, wetter weather experienced in the second quarter continued into July and August of this year causing a decline in water consumption as compared to the same period of 1995 in which we had higher than normal levels of sendout. Water consumption tends to be impacted by weather conditions, particularly during the summer months when nonessential and recreational use of water is at its highest. As a result of the reduced water consumption, revenues to date in the third quarter are less than would be expected if normal weather conditions prevailed.

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

Item 4.           Results of Vote of Security Holders

                  The Annual Meeting of Shareholders of Philadelphia Suburban Corporation (the "Company") was held on May 16, 1996 at the headquarters of the Company, 762 Lancaster Avenue, Bryn Mawr, Pennsylvania, pursuant to the Notice sent on or about April 1, 1996 to all shareholders of record at the close of business on March 18, 1996. At that meeting, the following nominees were elected as directors of the Company for terms expiring in 1999 and received the votes set forth after their names below:

                      Name of
                      Nominee                        For              Withheld
                      -------                        ---              --------

                  John W. Boyer, Jr.             10,147,367            139,570
                  Nicholas DeBenedictis          10,162,924            124,013
                  G. Fred DiBona, Jr.            10,126,446            160,491

                  Since the Board of Directors is divided into three classes with one class elected each year to hold office for a three-year term, the term of office for the following directors continued after the Annual Meeting: John H. Austin; Mary C. Carroll; Joseph C. Ladd; Richard H. Glanton, Esq.; John F. McCaughan; and Harvey J. Wilson.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                     Part II. Other Information (continued)



Item 4., Continued

                  In addition to the election of directors, the following proposals were presented at the Annual Meeting and received the votes set forth below:

                  a. Approval of adoption by the Board of Directors of Amendment 1994-2 to the 1994 Equity Compensation Plan

                                                                     Broker
                           For         Against    Abstentions      Non-votes
                           ---         -------    -----------      ---------

                        9,261,722      768,712        256,503          0

                  b. Approval of an amendment to the Company's Amended and Restricted Articles of Incorporation to increase the number of shares of the Company's Common Stock for issuance from 20,000,000 to 40,000,000.

                                                                     Broker
                          For          Against    Abstentions      Non-votes
                          ---          -------    -----------      ---------

                       9,384,556       754,982        147,399          0

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                            Exhibit No.                 Description
                            -----------                 -----------

                                27                      Financial Data Schedule

                  (b)       Report on Form 8-K

                            Current report on Form 8-K filed May 16, 1996 responding to Item 5, Other Events (related to the Company's announcement of a 3-for-2 stock split in the form of a stock distribution and an increase to the quarterly dividend effective September 1, 1996).

                            Current report on Form 8-K filed June 12, 1996 responding to Item 5, Other Events (related to the Company's announcement that its primary subsidiary, Philadelphia Suburban Water Company, had received a letter of intent to begin negotiations to purchase the assets of the Bristol Borough Water Authority).

                            Current report on Form 8-K filed July 3, 1996 responding to Item 5, Other Events (related to the receipt by the Company's primary subsidiary, Philadelphia Suburban Water Company, of a letter of intent from the Horsham Water Authority to negotiate the acquisition of the water system assets of the Authority).

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.






August 13, 1996

                                       PHILADELPHIA SUBURBAN CORPORATION
                                       ---------------------------------
                                                   Registrant




                                       Nicholas DeBenedictis
                                       --------------------------------
                                       Nicholas DeBenedictis
                                       Chairman and President






                                       Michael P. Graham
                                       -------------------------------
                                       Michael P. Graham
                                       Senior Vice President - Finance
                                           and Treasurer

                                 EXHIBIT INDEX



Exhibit No.                       Description                    Page No.
- -----------                --------------------------            --------
   27                      Financial Data Schedule                  15