Form 10-Q
period 1996-09-30
PHILADELPHIA SUBURBAN CORP
filed 1996-11-12
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996.

19,011,390
----------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                               September 30,    December 31,
                                                   1996            1995
                                                ---------        ---------
                                               (Unaudited)       (Audited)

Property, plant and equipment, at cost           $545,553         $529,364
Less accumulated depreciation                      98,858           92,459
                                                 --------         --------
  Net property, plant and equipment               446,695          436,905

Current assets
  Cash                                              3,068            2,387
  Accounts receivable, net                         20,388           22,112
  Inventory, materials and supplies                 2,034            1,878
  Prepayments and other current assets                976              537
                                                 --------         --------
         Total current assets                      26,466           26,914

Regulatory assets                                  48,655           48,757
Deferred charges and other assets, net              7,101            5,475
                                                 --------         --------
                                                 $528,917         $518,051
                                                 ========         ========

Common stockholders' equity                      $172,114         $156,976

Preferred stock of subsidiary with
  mandatory redemption requirements                 4,214            5,643


Long-term debt, excluding current portion         174,940          175,395

Commitments                                          --               --

Current liabilities
  Current portion of preferred stock of
    subsidiary with mandatory redemption
    requirements                                    1,429            1,500
  Current portion of long-term debt                16,440           13,590
  Loans payable                                     5,700            6,455
  Accounts payable                                  3,646            9,694
  Accrued interest                                  4,392            3,601
  Accrued taxes                                     3,115            2,158
  Other accrued liabilities                        13,315           13,222
                                                 --------         --------
         Total current liabilities                 48,037           50,220

Deferred credits and other liabilities
  Deferred income taxes and investment credits     72,951           70,980
  Customers' advances for construction             23,924           25,880
  Other non-current liabilities                     9,015            9,762
                                                 --------         --------
         Total deferred credits and other
            liabilities                           105,890          106,622

Contributions in aid of construction               23,722           23,195
                                                 --------         --------
                                                 $528,917         $518,051
                                                 ========         ========

See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)



                                                           Nine Months Ended
                                                             September 30,
                                                           ------------------
                                                          1996           1995
                                                          ----           ----

Earned revenues                                         $ 90,804       $ 86,894

Costs and expenses
  Operating expenses                                      37,441         37,916
  Depreciation                                             9,773          8,524
  Amortization                                               241            (43)
  Taxes other than income taxes                            6,391          5,775
                                                        --------       --------
                                                          53,846         52,172
                                                        --------       --------

Operating income                                          36,958         34,722
Interest and debt expenses                                11,368         10,972
Dividends on preferred stock                                 372            476
Allowance for funds used during
  construction                                              (174)          (168)
                                                        --------       --------

Income from continuing operations
  before income taxes                                     25,392         23,442
Provision for income taxes                                10,296          9,736
                                                        --------       --------

Income from continuing operations                         15,096         13,706
Reversal of reserve for discontinued
  operations, net of income tax of $197                      365           --
                                                        --------       --------

Net income                                              $ 15,461       $ 13,706
                                                        ========       ========

Net income per share
  Continuing operations                                 $    .80       $    .77
  Discontinued operations                                    .02           --
                                                        --------       --------
    Total                                               $    .82       $    .77
                                                        ========       ========

Average common and common equivalent
  shares outstanding during the period                    18,855         17,834
                                                        ========       ========




See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)



                                                          Three Months Ended
                                                             September 30,
                                                          -------------------
                                                          1996           1995
                                                          ----           ----

Earned revenues                                         $ 30,831       $ 32,355

Costs and expenses
  Operating expenses                                      11,757         13,793
  Depreciation                                             3,268          2,949
  Amortization                                               102            (41)
  Taxes other than income taxes                            2,066          1,928
                                                        --------       --------
                                                          17,193         18,629
                                                        --------       --------

Operating income                                          13,638         13,726
Interest and debt expenses                                 3,796          3,872
Dividends on preferred stock                                 122            154
Allowance for funds used during
  construction                                               (92)           (79)
                                                        --------       --------

Income from continuing operations
  before income taxes                                      9,812          9,779
Provision for income taxes                                 3,965          4,047
                                                        --------       --------

Income from continuing operations                          5,847          5,732
Reversal of reserve for discontinued
  operations, net of income tax of $197                      365           --
                                                        --------       --------

Net income                                              $  6,212       $  5,732
                                                        ========       ========

Net income per share
  Continuing operations                                 $    .31       $    .32
  Discontinued operations                                    .02           --
                                                        --------       --------
    Total                                               $    .33       $    .32
                                                        ========       ========

Average common and common equivalent
  shares outstanding during the period                    19,100         18,033
                                                        ========       ========




See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)
                                                            Nine Months Ended
                                                               September 30,
                                                             1996        1995
                                                             ----        ----
Cash flows from operating activities:
  Income from continuing operations                        $ 15,096    $ 13,706
  Adjustments to reconcile income from continuing
  operations to net cash flows from operating
  activities:
    Depreciation and amortization                            10,015       8,481
    Deferred taxes, net of taxes on customers'
          advances                                            1,262       2,277
    Net decrease (increase) in receivables, inventory
      and prepayments                                           397      (2,337)
    Net decrease in payables, accrued taxes and other
      accrued liabilities                                    (3,969)     (2,114)
    Net increase in accrued interest                            791       1,066
    Other                                                      (551)     (1,439)
                                                           --------    --------
    Net cash flows from operating activities                 23,041      19,640
                                                           --------    --------

Cash flows from investing activities:
  Property, plant and equipment additions,
    including allowance for funds used during
    construction of $174 and $168                           (17,343)    (20,337)
  Acquisitions of water systems                              (2,396)    (25,788)
  Other                                                        (373)        (19)
                                                           --------    --------
    Net cash flows used in investing activities             (20,112)    (46,144)
                                                           --------    --------


Cash flows from financing activities:
  Customers' advances and contributions in aid of
    construction, net of income tax payments                    295       1,575
  Repayments of customers' advances                          (1,619)     (1,651)
  Net proceeds (repayments) of short-term debt                 (755)      2,465
  Proceeds of long-term debt                                 21,699      46,015
  Repayments of long-term debt                              (20,054)     (9,708)
  Redemption of preferred stock of
    subsidiary                                               (1,500)     (2,857)
  Proceeds from issuing common stock                         10,667       6,546
  Repurchases of common stock                                   (47)       (411)
  Dividends paid                                            (10,943)    (10,042)
  Other                                                        (161)       (155)
                                                           --------    --------
    Net cash flows from (used in) financing activities       (2,418)     31,777
                                                           --------    --------

Net cash flows from (to) discontinued operations                170        (157)
                                                           --------    --------

Net increase in cash                                            681       5,116
Cash balance beginning of year                                2,387       1,243
                                                           --------    --------
Cash balance at end of period                              $  3,068    $  6,359
                                                           ========    ========



See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)


Note 1            Basis of Presentation

                  The accompanying consolidated balance sheet of Philadelphia Suburban Corporation at September 30, 1996, the consolidated statements of income for the nine months and quarter ended September 30, 1996 and 1995, and the consolidated cash flow statements for the nine months ended September 30, 1996 and 1995 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position at September 30, 1996, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995 and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 1996 and March 31, 1996.

                  All per share data for all periods presented in the accompanying financial statements and notes has been restated to give effect to the July 1996 three-for-two common stock split effected in the form of a 50% stock distribution.

                  Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income.

Note 2            Acquisitions

                  During the nine months ended September 30, 1996, PSW has purchased the water utility and related assets of three water systems for a combined purchase price of $2,396. These systems serve customers near or adjacent to PSW's existing service territory and have combined annual operating revenues of approximately $130.

                  In October 1996, PSW purchased the water utility and related assets of the Hatboro Borough Authority for a purchase price of $10,500. The system is contiguous to PSW's and has annual operating revenues of approximately $2,000.

                  PSW is also a party to preliminary agreements to acquire four other water systems for a combined purchase price of approximately $41,000, including, subject to final negotiations, the issuance of up to $4,000 of the Company's preferred stock. These systems are adjacent or near to PSW's service territory. The combined annual revenues of these systems is approximately $5,000. Final closings are subject to final agreements by the parties and completion of due diligence and, in certain cases, may not occur until 1997.

                  In addition, PSW continues to hold discussions with several other water systems that are near or adjacent to it's service territory.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT        (continued)
               (In thousands of dollars, except per share amounts)


Note 3            Discontinued Operations

                  The Board of Directors had authorized the sale of substantially all of the Company's nonregulated businesses and the last of these businesses were sold in 1993. At the time the Board of Directors authorized the sale of these businesses, the Company established reserves, net of related income tax benefits, for future and contingent costs associated with the discontinued operations.

                  As a result of the receipt of contingent sale proceeds from one of the businesses sold and the passage of time, which reduced certain potential lease obligations, the Company determined that, as of September 30, 1996, the reserves, net of tax, were in excess of current estimates of potential costs by $365 or $.02 per share and the reserves were reduced accordingly in the third quarter of 1996. At September 30, 1996, there remains a balance in the reserve for discontinued operations of $1,958 which is included in other accrued liabilities.

Note 4            Long-Term Debt

                  In November 1996, PSW issued $10,000 First Mortgage Bonds 6.83% Series due 2003. The net proceeds of this issue were used to repay amounts outstanding under PSW's revolving credit agreement and to fund PSW's ongoing construction and acquisition programs.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)


Philadelphia Suburban Corporation ("PSC" or "the Company"), a Pennsylvania corporation, is the holding Company of Philadelphia Suburban Water Company ("PSW"), a regulated water utility. PSW provides water to approximately 271,000 customers in 83 municipalities within its 410 square-mile service territory. PSW's service territory is located north and west of the City of Philadelphia.

                               Financial Condition

During the first nine months of 1996, the Company made $17,343 of expenditures related to routine capital improvements and replacements for PSW; acquired the water utility assets of three small water companies for a combined purchase price of $2,396; retired $20,054 in long term debt; repaid $1,619 of customer advances for construction and redeemed $1,500 of Preferred Stock.

During this period, internally generated funds, available working capital, funds available under the revolving credit facility, and the proceeds from common stock and long-term debt issues were sufficient to fund the cash requirements discussed above, and to pay dividends. Proceeds from the issuance of common stock, primarily through the Company's Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plan amounted to approximately $10,667 during this period.

In April 1996, PSW issued $10,000 of First Mortgage Bonds 6.99% Series due 2006 and retired $10,000 of First Mortgage Bonds at 10.65% Series due 2006. In July 1996, PSW issued $10,000 of First Mortgage Bonds 7.4% Series due 2003. In November 1996, PSW issued $10,000 of First Mortgage Bonds 6.83% Series due 2003. These bonds were issued through a Medium Term Note Program. The proceeds from these issuances were used for the retirement of First Mortgage Bonds, to repay amounts outstanding under PSW's revolving credit agreement and to fund PSW's ongoing capital and acquisition programs.

During the third quarter of 1996, the Pennsylvania Public Utility Commission approved, in principle, the concept, and established procedures for water utilities, beginning January 1, 1997, to add a surcharge to their bills as a means to recover the costs associated with distribution system capital improvements between rate filings. In November 1996, PSW filed a request, in accordance with these procedures, to add a .46% surcharge to its bills beginning January 1, 1997. The procedures allow PSW to request adjustments to the surcharge quarterly, based on additional distribution system improvement.

At September 30, 1996, PSW had $22,895 available under its revolving credit facility and the Company and PSW had $3,300 and $1,000, respectively, available under short-term lines of credit.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS      (continued)
               (In thousands of dollars, except per share amounts)


                              Results of Operations

   Analysis of First Nine Months of 1996 Compared to First Nine Months of 1995

Revenues increased $3,910 or 4.5% primarily due to the 5.3% rate increase granted PSW in October 1995 and additional water revenues associated with the acquisition of Media Borough ("Media") and seven smaller water systems purchased during 1995 and 1996, offset partially by a decrease in customer consumption of water. The decreased water consumption is attributable to the cool and wet weather experienced in the third quarter of 1996 which contrasted significantly from the unusually hot and dry weather experienced in 1995.

Operating expenses decreased by $475 or 1.3% primarily due to reduced treatment expenses, electric usage and water purchases attributable to reduced production, lower maintenance and administrative expenses and decreased employee health and welfare expenses. These decreases were partially offset by the additional operating costs associated with the acquisitions made since 1995.

Depreciation increased by $1,249 or 14.7% reflecting the impact of the additional utility plant acquired or placed in service in the past year. Depreciation was approximately 2.4% and 2.3% of average utility plant in service in the first nine months of 1996 and 1995.

Amortization was a charge of $241 compared to a credit of $43 for the first nine months of 1995. The change is due to the amortization of costs associated with the 1995 rate request filing and additional debt issuance costs which includes the premiums paid on the early retirements of debt since 1995.

Taxes other than income taxes increased by $616 or 10.7% primarily due to increases in the Pennsylvania Capital Stock Tax and Pennsylvania Public Utility Realty Tax Assessment resulting from an increase in the base on which these taxes are computed.

Interest expense increased by $396 or 3.6% due to an increase in the average borrowings outstanding, partially offset by lower interest rates. The increase in borrowings were used to fund the Company's ongoing capital projects and acquisitions.

Dividends on preferred stock decreased $104 or 21.8% due to the reduced number of preferred stock shares outstanding during 1996.

The Company's effective income tax rate was 40.5% in 1996 and 41.5% in 1995. The decrease in the effective tax rate from prior years is primarily due to a change in the amount of nondeductible expense.

Income from continuing operations increased by $1,390 primarily due to increased revenues, partially offset by increased depreciation, interest expense and taxes other than income taxes. Net income was $15,461 for the first nine months of 1996 and was higher than income from continuing operations as a result of the reversal of $365 of reserves for the discontinued operations. On a per share basis, net income increased $0.05 or 6.5% reflecting the improvement in net income, offset by a 5.7% increase in the average number of shares outstanding. The increased number of shares outstanding reflects additional shares sold since the third quarter of 1995 through the Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plans.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS      (continued)
               (In thousands of dollars, except per share amounts)



       Analysis of Third Quarter of 1996 Compared to Third Quarter of 1995

Revenues for the quarter decreased by $1,524 or 4.7% compared to 1995 primarily due to a decline in water sales, offset partially by the 5.3% rate increase granted PSW in October 1995. The decrease in water sales is attributable to the cool and wet weather experienced in 1996, which contrasted significantly from the unusually hot and dry weather experienced in 1995.

Operating expenses for the quarter decreased by $2,036 or 14.8% primarily due to reduced production costs and expenses associated with the decline in water sales and lower maintenance and administrative expenses. The balance of the reduction in operating expenses relates to lower employee benefit costs due to lower medical insurance premiums and lower pension expense.

Depreciation increased by $319 or 10.8% reflecting the impact of the additional utility plant acquired or placed in service since the third quarter of 1995. Depreciation was approximately 2.4% of average utility plant in service in both the third quarter of 1996 and 1995 respectively.

Amortization was a charge of $102 compared to a credit of $41 in 1995. The change is due to the amortization of costs associated with the 1995 rate request filing and additional debt issuance costs including the premiums paid on the early retirements of debt since 1995.

Taxes other than income taxes increased by $138 or 7.2% as a result of increases in the Pennsylvania Capital Stock Tax associated with increased equity.

Interest and debt expense decreased $76 or 2.0% primarily due to lower interest rates partially offset by increased borrowing levels. The increase in borrowings were used to fund the Company's ongoing capital projects and acquisitions.

Dividends on preferred stock decreased $32 or 20.8% due to the reduced number of preferred stock shares outstanding for the quarter.

The Company's effective income tax rate was 40.5% in 1996 and 41.5% in 1995. The decrease in the effective tax rate from prior years is primarily due to a change in the amount of nondeductible expense.

Income from continuing operations for the quarter increased by $115 or 2% due to decreased operating expenses, offset partially by lower water revenues. Income from continuing operations on a per share basis for the quarter was $.31, a decrease of $.01 per share or 3.1% from 1995 due to a higher number of average shares outstanding. During the quarter, the Company reversed $365 or $.02 per share, after taxes, of reserves it had established for discontinued operations. The increased number of shares outstanding reflects additional shares sold since the third quarter of 1995 through the Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plans.

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






November 12, 1996

                                            PHILADELPHIA SUBURBAN CORPORATION
                                            Registrant

                                                Nicholas DeBenedictis
                                            --------------------------------
                                              Nicholas DeBenedictis
                                              Chairman and President






                                                 Michael P. Graham
                                             --------------------------------
                                               Michael P. Graham
                                               Senior Vice President - Finance
                                               and Treasurer

                                  EXHIBIT INDEX



Exhibit No.                        Description                          Page No.
-----------               ------------------------------------          --------
   27                     Financial Data Schedule                          13