Form 10-K
PHILADELPHIA SUBURBAN CORP
filed 1997-03-25
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996                   Commission File
                                                              number 1-6659
                        PHILADELPHIA SUBURBAN CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                23-1702594
-------------------------------            ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

762 Lancaster Avenue, Bryn Mawr, Pennsylvania                  19010
---------------------------------------------               ------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including
area code:                                                 (610)-527-8000
                                                         ------------------

Securities registered pursuant to Section
12(b) of the Act:

                                                 Name of each exchange on
               Title of each class                   which registered
               -------------------              --------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1997. $328,672,705

         For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by March 3, 1997, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.

The number of shares outstanding of each of the registrant's classes of common stock as of March 3, 1997. 19,242,350

Documents incorporated by reference

         (1) Portions of registrant's 1996 Annual Report to Shareholders have been incorporated by reference into Parts I and II of this Form 10-K Report.

         (2) Portions of the Proxy Statement, relative to the May 15, 1997 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, have been incorporated by reference into Part III of this Form 10-K Report.

                                     PART I

Item 1.         Business

       Philadelphia Suburban Corporation ("PSC" or the "Registrant"), a Pennsylvania corporation, was incorporated in 1968. The information appearing in "Management's Discussion and Analysis" from the portions of PSC's 1996 Annual Report to Shareholders filed as Exhibit 13.4 to this Form 10-K Report is incorporated by reference herein.

       The business of PSC is conducted almost entirely through its subsidiary Philadelphia Suburban Water Company ("PSW"), a regulated public utility. PSW supplies water to 284,141 residential, commercial, industrial and public customers. PSW's service territory is approximately 463 square miles, comprising a large portion of the suburban area west and north of the City of Philadelphia. This territory is primarily residential in nature and is completely metered for water service, except for fire hydrant service. Based on the 1990 census, PSW estimates that the total number of persons currently served is approximately 900,000. Excluding the customers that were added at the time of acquisitions in the last three years, customer accounts have grown at an average rate of approximately .9% per annum for the last three years.

       Operating revenues during the twelve months ended December 31, 1996 were derived approximately as follows:

                            65.7%     from residential customers
                            22.0%     from commercial customers
                             4.0%     from industrial customers
                             1.1%     from public customers
                             6.8%     from fire protection services
                             0.4%     from sales to other water utilities and
                                        miscellaneous customers
                          -------
                           100.0%
                          =======

         In October 1996, PSW purchased the franchise rights and the water utility assets of Hatboro Borough Authority. The Hatboro system covers a one and one-half square mile service area in Montgomery County and is contiguous to PSW's service territory. In November 1996, PSW acquired the water systems of the Utility Group Services Corporation ("UGS") in a purchase transaction. The UGS system consisted of three water utilities, with a 49 square mile service territory, and one wastewater utility with a one square mile territory, all in Chester County and in close proximity to PSW's existing territory. On December 31, 1996, PSW purchased the franchise rights and the water utility assets of Bristol Borough Water and Sewer Authority serving the entire Borough and parts of Bensalem and Bristol Townships in Bucks County. The Bristol system covers a 12 square mile service area in close proximity to PSW's existing territory. In addition, PSW purchased the franchise rights and the water utility assets of three smaller water systems during 1996 with a combined service territory of one and one-half square miles. PSW continues to hold acquisition discussions with several water systems that are near or adjacent to it's service territory.

         The total purchase price for the eight water systems and wastewater system acquired in 1996 was $47,889,000, including the issuance of $3,220,000 of PSC's preferred stock and the assumption of $2,547,000 in liabilities. The annual revenues from these systems approximates $6,000,000, and revenues included in the consolidated financial statements during the period owned by PSW were $466,000.

         PSW has completed 18 water system acquisitions and one wastewater system acquisition in the last five years. In May 1995, PSW purchased the franchise rights and the water utility assets of Media Borough ("Media"). In addition, PSW purchased the franchise rights and the water utility assets of four smaller water systems in 1995. In December 1994, PSW acquired the franchise rights and the water utility assets of two privately owned water companies. In December 1993, PSW acquired the water utility assets and franchise rights of the Borough of Malvern. In December 1992, PSW acquired the water utility assets of the West Whiteland Township and the Uwchlan Township Municipal Authority water systems. Combined, the ten systems acquired before 1996 added 70 square miles of service territory adjacent to or in close proximity to PSW's existing service territory and had revenues of approximately $7,750,000 in 1996.

       Selected operating statistics. Set forth below is a table showing certain selected operating statistics for PSW for the past three years.

Revenues from water sales (000's omitted)    1996           1995            1994
                                            -----------------------------------------
           Residential                      $   79,056      $   78,082     $   69,545
           Commercial                           26,504          24,473         23,453
           Industrial                            4,823           4,533          4,742
           Public                                1,373           1,252          1,257
           Fire protection                       8,140           7,421          7,054
           Other                                   438             617            848
           Tax Surcharge (credit)                   (1)           (505)           (97)
                                            ------------------------------------------

                Total                        $ 120,333       $ 115,873      $ 106,802
                                            ==========================================

Water sales (million gallons)

           Residential                          17,228          17,610         16,577
           Commercial                            8,236           7,983          7,804
           Industrial                            1,768           1,919          2,085
           Public                                  354             335            324
           Fire protection - metered                84              51             55
           Other                                    25             124            261
                                            ------------------------------------------

                Total                           27,695          28,022         27,106
                                            ==========================================

System delivery by source (million gallons)

           Surface (including Upper Merion
             reservoir)                         27,287          26,904         25,386
           Wells                                 5,136           4,830          5,037
           Purchased                             2,046           2,077          2,356
                                            ------------------------------------------

                Total                           34,469          33,811         32,779
                                            ==========================================

Number of metered customers (end of year)

           Residential                         265,765         248,500        234,624
           Commercial                           13,449          12,019         11,071
           Industrial                              753             554            539
           Public                                  785             775            688
           Fire protection                       3,378           3,006          2,596
           Other                                    11              11             15
                                            ------------------------------------------

           Total                               284,141         264,865        249,533
                                            ==========================================

Average consumption per
   customer in gallons                         103,206         109,084        109,001
                                            ==========================================

       Water supplies and usage. PSW derives its principal supply of water from the Schuylkill River, Delaware River, seven rural streams which are tributaries of the Schuylkill and Delaware Rivers, and the Upper Merion Reservoir, a former quarry now impounding groundwater. All of these are either within or adjacent to PSW's service territory. PSW acquired the right to remove water from these sources, and in connection with such rights, PSW has secured the necessary regulatory approvals. PSW has five impounding reservoirs and has six treatment and pumping facilities to provide storage and purification of these surface water supplies.

       The Pennsylvania Department of Environmental Protection ("DEP") has regulatory power with respect to sources of supply and the construction, operation and safety practices for certain dams and other water containment structures under the Pennsylvania Dam Safety and Encroachments Act of 1979. PSW's dams are in compliance with these requirements in all material respects.

       PSW's surface supplies are supplemented by 60 wells. PSW also has interconnections with: the Chester Water Authority, which permits PSW to withdraw up to 6.4 million gallons per day ("mgd"); the Bucks County Water and Sewer Authority, which provides for a supply of up to 7.0 mgd; and the West Chester Area Municipal Authority, which provides up to a maximum of 1.0 mgd. Agreements regarding the first two interconnections require PSW to purchase certain minimum amounts of water. PSW believes it possesses all the necessary permits to obtain its supply of water from the sources indicated above.

       The minimum safe yield of all sources of supply described above, based on low stream flows of record with respect to surface supplies, is as follows:

             Surface supplies                          104.8 mgd
             Upper Merion                                7.2
                 Reservoir
             Wells                                      22.3
             Purchased supplies                          8.2
                                                    --------
                     Total                             142.5 mgd
                                                    ========

       During periods of normal precipitation, the safe yield is more than the minimum shown above. Under normal operating conditions, PSW can deliver a maximum of 162 mgd to its distribution system for short periods of time. The average daily sendout for 1996, 1995 and 1994 was 94.2, 92.6 and 89.8 mgd, respectively.

       The maximum demand ever placed upon PSW's facilities for one month occurred during August 1995, when sendout averaged 109.3 mgd. The peak day of record occurred during July 1995 when water use reached 121.8 mgd.

       Actual water usage (as measured by the water meters installed at each service location) is less than the amount of water delivered into the system due to leaks, PSW's operational use of water, fire hydrant usage and other similar uses. Water consumption per customer is affected by local weather conditions during the year. In general, during the late spring and summer, an increase in rainfall reduces water consumption, while extended periods of dry weather increases consumption. Also, an increase in the average temperature generally causes an increase in water consumption.

       Energy supplies. PSW does all of its pumping using electric power purchased from PECO Energy Company. Energy supplies have been sufficient to meet customer demand.

       Water shortages. The Delaware River Basin, which is the drainage area of the Delaware River from New York State to Delaware, periodically experiences water shortages, particularly during the summer months. To the extent that the reservoirs in the upper part of the Basin are affected by a lack of precipitation, the Delaware River Basin Commission (the "DRBC") may impose either voluntary or mandatory water use restrictions on portions or all of the Basin. The Commonwealth of Pennsylvania (the "Commonwealth") also has the authority to impose similar restrictions on a county-by-county basis.

       PSW's raw water supplies have been adequate to meet customer demand for the past five years principally because of its five impounding reservoirs. However, PSW's customers may be required to comply with the Commonwealth and DRBC water use restrictions, even if PSW's supplies are adequate.

       In September 1995, the Governor of the Commonwealth declared a drought emergency in the counties served by PSW. The drought emergency imposed a mandatory ban on all nonessential water usage by PSW's customers. Because the order was issued toward the end of the summer months, when nonessential and recreational use of water has traditionally declined, the restriction did not have a significant impact on PSW revenues. The drought emergency was lifted by the end of 1995. Throughout the drought emergency, PSW maintained adequate storage levels of treated water and had sufficient quantities of raw water. No other drought restrictions were imposed by the Commonwealth or DRBC in 1996 or in the five years preceding 1995.

       Regulation by the Pennsylvania Public Utility Commission. PSW is subject to regulation by the Pennsylvania Public Utility Commission ("PUC") which has jurisdiction with respect to rates, service, accounting procedures, issuance of securities, acquisitions and other matters.

       Under applicable Pennsylvania statutes, PSW has rights granted under its Articles of Incorporation and by certificates of public convenience from the PUC authorizing it to conduct its present operations in the manner in which such operations are now conducted and in the territory in which it now renders service, to exercise the right of eminent domain and to maintain its mains in the streets and highways of such territory. Such rights are generally nonexclusive, although it has been the practice of the PUC to allow only one water company to actually provide service to a given area. Consequently, PSW is subject to competition only with respect to potential customers who also may have access to the service of another water supplier, or where other water service opportunities exist (including non-utility companies with riparian rights or access to an adequate supply from a neighboring facility).

       In 1993, the PUC initiated a rulemaking procedure intended to facilitate the development of practical standards by which water mains should be extended to "bona fide service applicants", typically existing homes or businesses in need of a reliable public water supply. In December 1995, the PUC issued a final rulemaking, reflecting the position that the primary costs of such extensions should be justified by anticipated revenues. Generally, construction costs beyond those justified by anticipated revenues must be borne by the applicant. Under the proposal, PSW is required to invest approximately $4,000 per customer in a main extension prior to requiring any customer contribution. The PUC selected this threshold because revenues from an average customer offset the interest, depreciation and incremental operating expense associated with the investment.

         In August 1996, the PUC approved the Company's request for a "Distribution System Improvement Charge" or "DSIC". The DSIC will enable PSW to add a surcharge to customer bills beginning January 1, 1997 reflecting the capital costs and depreciation related to certain distribution system improvement projects completed and placed into service during the period September 1 through November 30, 1996. PSW is permitted to request adjustments to the DSIC quarterly to reflect subsequent capital expenditures and the surcharge is reset to zero when new base rates that reflect the costs of those additions become effective. The maximum DSIC that can be in effect at any time is 5%. The initial charge effective January 1, 1997 is .5% (one half of one percent).

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

         On August 6, 1996, the President signed into law the reauthorization of the SDWA. The new Act places a greater emphasis on the cost/benefit of regulating additional substances, by requiring definitive research on the impact of such regulations. The reauthorized SDWA focuses regulations on contaminants known to be of public health concern based on occurrence, health risks and cost benefit considerations. The new Act eliminated the previous requirement of the 1986 SDWA Amendments that had required the EPA to promulgate MCLs for many chemicals not previously regulated and mandated further MCLs every three years. The new Act also specifies that the EPA shall study radon, arsenic and sulfates and propose respective rulemakings in 1999, 2000 and 2001 if these chemicals are deemed to be a threat to public health. The reauthorized SDWA is not expected to have a material impact on PSW's operations or financial condition. PSW may, in the future, have to change its method of treating drinking water at certain of its sources of supply if additional regulations become effective.

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

       In May 1996, the EPA issued the first rule of a three rule package addressing Disinfection By-Products ("DBP") and monitoring of disease-causing micro-organisms. DBP's are chemicals formed during the drinking water purification process. The first rule is an Information Collection Rule ("ICR") designed to collect data to be used in developing further rules. The start of the ICR has been postponed until mid-1997 and will also include studies of advanced treatment techniques. The ICR phase is expected to be completed by December 1998. Studies on the data collected may result in new treatment standards and processes.

       PSW is also subject to other environmental statutes administered by the EPA and DEP. These include the Federal Clean Water Act ("FCWA") and the Resource Conservation and Recovery Act ("RCRA"). Under the FCWA, the Company must obtain National Pollutant Discharge Elimination System ("NPDES") permits for discharges from its treatment stations. PSW currently maintains five NPDES permits relating to its water treatment plants, which are subject to renewal every five years. During the past five years, PSW has installed the required waste water treatment facilities and presently meets all NPDES requirements. Although management recognizes that permit renewal may become more difficult if more stringent guidelines are imposed, no significant obstacles to permit renewal are presently foreseen.

       Under RCRA, PSW is subject to specific regulations regarding the solid waste generated from the water treatment process. The DEP promulgated a "Final Rulemaking" for solid waste (Residual Waste Management) in July 1992. PSW has retained engineering consultants to assist with the extensive monitoring, record keeping and reporting required under these regulations. A preliminary application for permitting has been filed, and formal permitting of these facilities should be issued in 1997 in accordance with regulatory requirements.

       In 1996, PSW acquired the Little Washington Wastewater Company ("LWW"), a 317 customer wastewater system located within the service territory of PSW. LWW is subject to regulation by the EPA and DEP, and is also subject to environmental statutes, including FCWA and RCRA. LWW currently maintains a NPDES permit for its wastewater treatment station in accordance with FCWA. LWW is presently in compliance with all standards and treatment requirements promulgated to date.

       Where PSW is required to make certain capital investments in order to maintain its compliance with any of the various regulations discussed above, it is management's belief that all such expenditures would be fully recoverable in PSW's rates. However, under current law, the capital investments of these types, would have to be financed prior to their inclusion in PSW's rate structure, and the resulting rate increases would not necessarily be timely.

                               Employee Relations

       As of December 31, 1996, the Registrant employed a total of 540 persons. Hourly employees of PSW are represented by the International Brotherhood of Firemen and Oilers, Local No. 473. The contract with the union expires on December 1, 1997. Management considers its employee relations to be satisfactory.

Item 2.  Properties.

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

       The property of PSW consists of a waterworks system devoted to the collection, storage, treatment and distribution of water in its service territory. Management considers that its properties are maintained in good operating condition and in accordance with current standards of good waterworks practice. The following table summarizes the principal physical properties owned by PSW:

                       No. of                                   Square Feet
Location             Buildings                Description        Floor Area
------------------------------------------------------------------------------

Pennsylvania             6       Office & warehouse               174,185
Pennsylvania            17       Pumping stations and
                                     treatment buildings          180,000
Pennsylvania            23       Well stations                   App. 600 ea.
Pennsylvania            37       Well stations                   App. 150 ea.
Pennsylvania            49       Booster stations              App. 1,100 ea.

         In addition, PSW also owns 66 storage facilities for treated water throughout its service territory with a combined capacity of 160.25 million gallons and five surface water impounding reservoirs. The water utility also owns approximately 3,437 miles of transmission and distribution mains, has 284,141 active metered services and 13,322 fire hydrants.

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

Item 3.  Legal Proceedings

          There are various legal proceedings in which the Company is involved. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their properties is the subject that present a reasonable likelihood of a material adverse impact on the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of 1996.

          Information with respect to the executive officers of the Company is contained in Item 10 hereof and is hereby incorporated by reference herein.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Security
               Holder Matters

          The Company's common stock is traded on the New York Stock Exchange and the Philadelphia Stock Exchange. As of March 3, 1997, there were approximately 13,799 holders of record of the Company's common stock.

         The following selected quarterly financial data of the Company is in thousands of dollars, except for per share amounts:

                                                                                            Total
                                    First        Second         Third        Fourth          Year
                                    -------------------------------------------------------------------
1996
-------------------------------------------------------------------------------------------------------
Earned revenues                      $ 29,290      $ 30,683      $ 30,831      $ 31,699      $ 122,503
Operating expenses                     13,070        12,614        11,757        14,174         51,615
Income, continuing operations           3,968         5,281         5,847         4,661         19,757
Income per share, continuing
  operations                             0.21          0.28          0.31          0.24           1.04
Income, discontinued operations             -             -           365           600            965
Income per share, discontinued
  operations                                -             -          0.02          0.03           0.05
Net income available to common
  stock                                 3,968         5,281         6,212         5,261         20,722
Net income per common share              0.21          0.28          0.33          0.27           1.09
Dividend paid per common share          0.193         0.193        0.2025        0.2025          0.791
Price range of common stock
  - high                                15.42         16.75         17.25         19.88          19.88
  - low                                 13.67         15.00         15.50         16.50          13.67

1995
-------------------------------------------------------------------------------------------------------
Earned revenues                      $ 25,712      $ 28,827      $ 32,355      $ 30,150      $ 117,044
Operating expenses                     11,766        12,357        13,793        13,786         51,702
Income, continuing operations           3,315         4,659         5,732         4,324         18,030
Income per share, continuing
  operations                             0.19          0.26          0.32          0.23           1.00
Income, discontinued operations             -             -             -           370            370
Income per share, discontinued
  operations                                -             -             -          0.02           0.02
Net income available to common
  stock                                 3,315         4,659         5,732         4,694         18,400
Net income per common share              0.19          0.26          0.32          0.25           1.02
Dividend paid per common share          0.186         0.186         0.193         0.193          0.758
Price range of common stock
  - high                                12.17         12.50         12.42         14.33          14.33
  - low                                 11.59         11.75         11.75         12.00          11.59

         All per share data as presented has been adjusted for the 1996 common stock split effected in the form of a stock distribution. High and low prices of the Company's common stock are as traded on the New York Stock Exchange.

        Following is a recent history of income from continuing operations and common dividends of the Company:

-----------------------------------------------------------------------------
                                               Income per
                                               share from
                          Cash dividend        continuing           Payout
                         per common share      operations           ratio
-----------------------------------------------------------------------------

       1992               $ 0.69                  $ 0.82             84%
       1993                 0.71                    0.85             84%
       1994                 0.73                    0.90             81%
       1995                 0.76                    1.00             76%
       1996                 0.79                    1.04             76%
-----------------------------------------------------------------------------

        Dividends have averaged approximately 80% of income from continuing operations during this period. In August 1996, the annual dividend increased by 4.7% to $.81 beginning with the September 1996 dividend.

Recent Sales of Unregistered Securities

        On November 22, 1996, the Company sold 32,200 shares of its Series B Preferred Stock for an aggregate amount of approximately $3,220,000. Such shares were issued to the owners of a business acquired by the Company for an aggregate price of $45,342,000, the balance of which was paid by the Company in cash. Such shares were sold by the Company to accredited investors without registration under the Securities Act of 1933, as amended, pursuant to Rule 506 promulgated under such Rule.

Item 6.  Selected Financial Data

         The information appearing in the section captioned "Summary of Selected Financial Data" from the portions of the Company's 1996 Annual Report to Shareholders filed as Exhibit 13.4 to this Form 10-K Report is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information appearing in the section captioned "Management's Discussion and Analysis" from the portions of the Company's 1996 Annual Report to Shareholders filed as Exhibit 13.4 to this Form 10-K Report is incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data

         Information appearing under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Cash Flow Statements" "Consolidated Statements of Capitalization" and "Notes to Consolidated Financial Statements" from the portions of the Company's 1996 Annual Report to Shareholders filed as Exhibit 13.4 to this Form 10-K Report is incorporated by reference herein. Also, the information appearing in the section captioned "Reports on Financial Statements" from the portions of the Company's 1996 Annual Report to Shareholders filed as Exhibit 13.4 to this Form 10-K Report is incorporated by reference herein.

Item 9.  Disagreements on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

         The information appearing in the section captioned "Information Regarding Nominees and Directors" of the Proxy Statement relating to the May 15, 1997, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated by reference herein.

Executive Officers of the Registrant

         The following table and the notes thereto set forth information with respect to the executive officers of the Registrant, including their names, ages, positions with the Registrant and business experience during the last five years:

                                            Position with the Registrant
Name                           Age            and date of election (1)
----                           --          ------------------------------
Nicholas DeBenedictis           51         President and Chairman (May 1993 to present); President and Chief
                                           Executive Officer (July 1992 to May 1993); Chairman
                                           and Chief Executive Officer, Philadelphia Suburban Water
                                           Company (July 1992 to Present); President, Philadelphia
                                           Suburban Water Company (February 1995 to present) (2)

Richard R. Riegler              50         Senior Vice President - Operations, Philadelphia
                                           Suburban Water Company (April 1989 to present) (3)

Roy H. Stahl                    44         Senior Vice  President and General  Counsel (April 1991 to
                                           present) (4)

Michael P. Graham               48         Senior Vice President - Finance and Treasurer (March
                                           1993 to present) (5)

Morrison Coulter                60         Senior Vice President - Production, Philadelphia Suburban Water Company
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

Item 11.  Management Remuneration

         The information appearing in the sections captioned "Compensation of Directors and Executive Officers" of the Proxy Statement relating to the May 15, 1997, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information appearing in the sections captioned "Ownership of Common Stock" of the Proxy Statement relating to the May 15, 1997, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions

         The information appearing in the sections captioned "Other Remuneration and Certain Transactions" of the Proxy Statement relating to the May 15, 1997, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated by reference herein.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements. The following is a list of the consolidated financial statements of the Company and its subsidiaries and supplementary data incorporated by reference in Item 8 hereof:

         Management's Report

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 1996 and 1995

         Consolidated Statements of Income - 1996, 1995 and 1994

         Consolidated Statements of Cash Flow -  1996, 1995, and 1994

         Consolidated Statements of Capitalization - December 31, 1996 and 1995

         Notes to Consolidated Financial Statements

Financial Statement Schedules. The financial statement schedules, or supplemental schedules, filed as part of this annual report on Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Reports on Form 8-K. The Company filed no report on Form 8-K during the quarter ended December 31, 1996.

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

                                  EXHIBIT INDEX

Exhibit No.                                                                               Page No.
-----------                                                                               --------
   3.1        Amended and Restated Articles of Incorporation, as                             -
                  amended (1) (Exhibit 3.1)

   3.2        By-Laws, as amended (1) (Exhibit 3.2)                                          -

   3.3        Amendment to Amended and Restated Articles of                                 19
                  Incorporation, as amended, to increase the number of
                  authorized shares to 41,770,819 and to provide that 40,000,000 of such shares be shares of Common Stock

   3.4        Amendment to Amended and Restated Articles of                                 20
                  Incorporation, as amended, designating the
                  Series B Preferred Stock

   4.1        Indenture of Mortgage dated as of January 1, 1941                              -
                  between Philadelphia Suburban Water Company and The
                  Pennsylvania Company for Insurance on Lives and Granting
                  Annuities(now First Pennsylvania Bank, N.A.), as Trustee, with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983  (2) (Exhibits 4.1 through 4.16)

   4.2        Revolving Credit Agreement between Philadelphia Suburban                       -
                  Water Company and Mellon Bank (East) National Association
                  dated as of February 16, 1990  (3) (Exhibit 4.3)

   4.3        First Amendment to Revolving Credit Agreement between                          -
                  Philadelphia Suburban Water Company and Mellon Bank
                  N.A. dated as of September 1, 1992 (1) (Exhibit 4.3)

   4.4        Preferred Stock Agreement between Philadelphia Suburban                        -
                  Water Company and Provident Life and Accident Insurance
                  Company dated as of January 1, 1991  (3) (Exhibit 4.4)

   4.5        Indenture dated as of July 1, 1988 between Philadelphia                        -
                  Suburban Corporation and the Philadelphia National
                  Bank, as Trustee. (4) (Exhibit 4)

   4.6        Form of Rights Agreement, dated as of February 19, 1988,                       -
                  between Philadelphia Suburban Corporation and
                  Mellon Bank (East) National Association, as amended
                  by Amendment No. 1. (5) (Exhibit 1)

   4.7        Agreement to furnish copies of other long-term debt                            -
                  instruments (1) (Exhibit 4.7)

   4.8        Twenty-first Supplemental Indenture dated as of August 1,                      -
                  1985  (6) (Exhibit 4.2)

   4.9        Twenty-second Supplemental Indenture dated as of April 1,                      -
                  1986  (7) (Exhibit 4.3)

   4.10       Twenty-third Supplemental Indenture dated as of April 1,                       -
                  1987  (8) (Exhibit 4.4)

   4.11       Twenty-fourth Supplemental Indenture dated as of June 1,                       -
                  1988  (9) (Exhibit 4.5)

   4.12       Twenty-fifth Supplemental Indenture dated as of                                -
                  January 1, 1990 (10)(Exhibit 4.6)

Exhibit No.                                                                               Page No.
-----------                                                                               --------
     4.13     Twenty-sixth Supplemental Indenture dated as of November                       -
                  1, 1991  (11) (Exhibit 4.12)

     4.14     Twenty-seventh Supplemental Indenture dated as of June 1,                      -
                  1992 (1) (Exhibit 4.14)

     4.15     Twenty-eighth Supplemental Indenture dated as of April 1,                      -
                  1993 (12) (Exhibit 4.15)

     4.16     Revolving Credit Agreement between Philadelphia                                -
                  Suburban Water Company and Mellon Bank, N.A., PNC Bank
                  National Association, First Union National Bank, N.A.
                  and CoreStates Bank, N.A. dated as of March 17, 1994
                  (12) (Exhibit 4.16)

     4.17     Twenty-Ninth Supplemental Indenture dated as of March 30,                      -
                  1995 (14) (Exhibit 4.17)

     4.18     Thirtieth Supplemental Indenture dated as of August 15,                        -
                  1995 (15) (Exhibit 4.18)

     4.19     First Amendment to Revolving Credit Agreement dated as of May                 27
                  22, 1995, between  Philadelphia Suburban Water Company and
                  Mellon Bank, N.A., PNC Bank National Association, First Fidelity
                  National Bank, N.A. Meridian Bank, N.A. dated as of March 17,
                  1994

     4.20     Second Amendment to Revolving Credit Agreement dated as of July               43
                  21, 1995, between  Philadelphia Suburban Water Company and
                  Mellon Bank, N.A., PNC Bank National Association, First Fidelity
                  National Bank, N.A. Bank, N.A. dated as of March 17, 1994

     4.21     Third Amendment to Revolving Credit Agreement dated as of December            55
                  20, 1996, between  Philadelphia Suburban Water Company and
                  Mellon Bank, N.A., PNC Bank National Association, First Union
                  National Bank, N.A. CoreStates Bank, N.A. dated as of March 17,
                  1994

    10.1      1982 Stock Option Plan, as amended and restated effective                      -
                  May 21, 1992* (1) (Exhibit 10.1)

    10.2      1988 Stock Option Plan, as amended and restated effective                      -
                  May 21, 1992* (1) (Exhibit 10.2)

    10.3      Executive Incentive Award Plan, as amended March 21,                           -
                  1989 and February 6, 1990*  (10) (Exhibit 10.3)

    10.4      Excess Benefit Plan for Salaried Employees, effective                          -
                  December 1, 1989*  (10) (Exhibit 10.4)

    10.5      Supplemental Executive Retirement Plan, effective                              -
                  December 1, 1989*  (10) (Exhibit 10.5)

    10.6      Supplemental Executive Retirement Plan, effective March                        -
                  15, 1992* (1) (Exhibit 10.6)

    10.7      1993 Incentive Compensation Plan* (1) (Exhibit 10.7)                           -

    10.8      Employment letter agreement with Mr. Nicholas                                  -
                  DeBenedictis* (1) (Exhibit 10.8)

    10.9      1994 Incentive Compensation Program* (12) (Exhibit 10.9)                       -

Exhibit No.                                                                               Page No.
-----------                                                                               --------
    10.10     1994 Equity Compensation Plan, as amended by Amendment                         -
                  1994-1* (16) (Exhibit 10.10)

    10.11     1995 Incentive Compensation Plan* (13) (Exhibit 10.11)                         -

    10.12     Placement Agency Agreement between Philadelphia                                -
                  Suburban Water Company and PaineWebber Incorporated
                  dated as of March 30, 1995 (14) (Exhibit 10.12)

    10.13     Bond Purchase Agreement among the Delaware County                              -
                  Industrial Development Authority, Philadelphia
                  Suburban Water Company and Legg Mason Wood Walker,
                  Incorporated dated August 24, 1995 (15) (Exhibit 10.13)

    10.14     Construction and Financing Agreement between the                               -
                  Delaware County Industrial Development Authority and
                  Philadelphia Suburban Water Company dated as of August
                  15, 1995 (15) (Exhibit 10.14)

    10.15     1996 Annual Cash Incentive Compensation Plan* (16)                             -
                  (Exhibit 13.4)

    10.16     Amendment 1994-2  to 1994 Equity Compensation                                 71
                  Plan, as amended*

    10.17     1997 Annual Cash Incentive Compensation Plan*                                 72

    10.18     Agreement among Philadelphia Suburban Corporation,                            78
                  Philadelphia Suburban Water Company and Nicholas
                  DeBenedictis, dated as of January 1, 1997*

    10.19     Agreement among Philadelphia Suburban Corporation,                            97
                  Philadelphia Suburban Water Company and Roy H.
                  Stahl, dated as of January 1, 1997*

    10.20     Agreement among Philadelphia Suburban Corporation,                           113
                  Philadelphia Suburban Water Company and Michael P.
                  Graham, dated as of January 1, 1997*

    10.21     Agreement among Philadelphia Suburban Corporation,                           129
                  Philadelphia Suburban Water Company and Richard R.
                  Riegler, dated as of January 1, 1997*

    10.22     Agreement among Philadelphia Suburban Corporation,                           145
                  Philadelphia Suburban Water Company and Morrison
                  Coulter, dated as of January 1, 1997*

    10.23     Philadelphia Suburban Corporation Amended and                                161
                  Restated Executive Deferral Plan*

    10.24     Philadelphia Suburban Corporation Deferred                                   170
                  Compensation Plan Master Trust Agreement
                  with PNC Bank, National Association, dated
                  as of December 31, 1996*

    10.25     First Amendment to Supplemental Executive Retirement                         184
                  Plan*

Exhibit No.                                                                               Page No.
-----------                                                                               --------

    13.1      Selected portions of Annual Report to Shareholders                             -
                  for the year ended December 31, 1993 incorporated
                  by reference in Annual Report on Form 10-K for
                  the year ended December 31, 1993 (12) (Exhibit 13.1)

    13.2      Selected portions of Annual Report to Shareholders                             -
                  for the year ended December 31, 1994 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1994 (13) (Exhibit 13.2)

    13.3      Selected portions of Annual Report to Shareholders                             -
                  for the year ended December 31, 1995 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1995 (16) (Exhibit 13.3)

    13.4      Selected portions of Annual Report to Shareholders                           187
                  for the year ended December 31, 1996 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1996

    21.           Subsidiaries of Philadelphia Suburban Corporation                        222

    23.           Consent of Independent Auditors                                          223

    24.           Power of Attorney (set forth as a part of this report)                    17

    27.           Financial Data Schedule                                                  224

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

(16) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1995.

* Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PHILADELPHIA SUBURBAN CORPORATION




                                            By   Nicholas DeBenedictis
                                              ---------------------------------
                                                 Nicholas DeBenedictis
                                                President and Chairman

Date:  March 24, 1997

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

     John H. Austin, Jr.                          John W. Boyer, Jr.
----------------------------------------      ----------------------------------
     John H. Austin, Jr.                          John W. Boyer, Jr.
     Director                                     Director

     Mary C. Carroll                              Nicholas DeBenedictis
----------------------------------------      ----------------------------------
     Mary C. Carroll                              Nicholas DeBenedictis
     Director                                     President and Chairman
                                                  (principal executive officer)
                                                   and Director

     G. Fred DiBona, Jr.                          Richard H. Glanton
----------------------------------------      ----------------------------------
     G. Fred DiBona, Jr.                          Richard H. Glanton
     Director                                     Director

     Michael P. Graham                            Joseph C. Ladd
----------------------------------------      ----------------------------------
     Michael P. Graham                            Joseph C. Ladd
     Senior Vice President-Finance and            Director
     Treasurer (principal financial and
          accounting officer)

     John F. McCaughan                            Harvey J. Wilson
----------------------------------------      ----------------------------------
     John F. McCaughan                            Harvey J. Wilson
     Director                                     Director