Form 10-Q
period 1997-03-31
PHILADELPHIA SUBURBAN CORP
filed 1997-05-14
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1997

Commission File Number 1-6659



                        PHILADELPHIA SUBURBAN CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                     23-1702594
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


762 Lancaster Avenue, Bryn Mawr, Pennsylvania                 19010
---------------------------------------------              ----------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:      (610)-527-8000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997.

19,350,292
----------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                                             March 31,        December 31,
                                                                                                1997             1996
                                                                                            -----------------------------
                                                                                            (Unaudited)         (Audited)
Property, plant and equipment, at cost                                                      $   618,423       $  612,812
Less accumulated depreciation                                                                   113,678          109,874
                                                                                            -----------------------------
   Net property, plant and equipment                                                            504,745          502,938

Current assets:
   Cash                                                                                             766            1,518
   Accounts receivable, net                                                                      21,192           21,914
   Inventory, materials and supplies                                                              1,998            1,943
   Prepayments and other current assets                                                             436              660
                                                                                            -----------------------------
   Total current assets                                                                          24,392           26,035


Regulatory assets                                                                                48,456           48,491
Deferred charges and other assets, net                                                            6,276            5,480
                                                                                            -----------------------------
                                                                                            $   583,869       $  582,944
                                                                                            =============================

Stockholders' equity:
   6.05% Series B cumulative preferred stock                                                $     3,220       $    3,220
   Common stock at $.50 par value, authorized 40,000,000 shares,
      outstanding 19,350,292 and 19,198,579 in 1997 and 1996                                      9,816            9,731
   Capital in excess of par value                                                               124,348          121,439
   Retained earnings                                                                             49,840           49,272
   Treasury stock, 282,848 and 262,230 shares in 1997 and 1996                                   (4,063)          (3,647)
                                                                                            -----------------------------
   Total stockholders' equity                                                                   183,161          180,015
                                                                                            -----------------------------

Preferred stock of subsidiary with mandatory
   redemption requirements                                                                        2,786            4,214

Long-term debt, excluding current portion                                                       187,791          217,518

Commitments                                                                                          -                -

Current liabilities:
   Current portion of long-term debt and preferred stock of subsidiary                           44,624           13,873
   Loans payable                                                                                  5,575            5,560
   Accounts payable                                                                               5,183            9,659
   Accrued interest                                                                               4,778            3,660
   Accrued taxes                                                                                  4,835            3,363
   Other accrued liabilities                                                                      9,074            8,924
                                                                                            -----------------------------
   Total current liabilities                                                                     74,069           45,039
                                                                                            -----------------------------

Deferred credits and other liabilities:
   Deferred income taxes and investment tax credits                                              76,928           75,949
   Customers' advances for construction                                                          22,373           23,524
   Other                                                                                         12,629           12,826
                                                                                            -----------------------------
   Total deferred credits and other liabilities                                                 111,930          112,299
                                                                                            -----------------------------

Contributions in aid of construction                                                             24,132           23,859
                                                                                            -----------------------------

                                                                                              $ 583,869       $  582,944
                                                                                            =============================

    See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                   (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            1997          1996
                                                         ----------------------

Earned revenues                                          $ 31,021      $ 29,290

Costs and expenses
  Operating expenses                                       13,068        13,070
  Depreciation                                              3,687         3,255
  Amortization                                                 10            69
  Taxes other than income taxes                             2,242         2,317
                                                         ----------------------
                                                           19,007        18,711
                                                         ----------------------

Operating income                                           12,014        10,579
Interest expense                                            4,436         3,783
Dividends on preferred stock of subsidiary                     96           127
Allowance for funds used during construction                  (90)          (32)
                                                         ----------------------

Income before income taxes                                  7,572         6,701

Provision for income taxes                                  3,063         2,733
                                                         ----------------------
Net income                                                  4,509         3,968
Dividends on preferred stock                                   49          --
                                                         ----------------------
Net income available to common stock                     $  4,460      $  3,968
                                                         ======================


Net income per common share                              $   0.23      $   0.21
                                                         ======================


Average common and common equivalent
  shares outstanding during the period                     19,521        18,564
                                                         ======================


    See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                     ---------------------------
                                                                                          1997            1996
                                                                                     ---------------------------
Cash flows from operating activities:
  Net income                                                                         $     4,509      $    3,968
  Adjustments to reconcile net income to net
  cash flows from operating activities:
    Depreciation and amortization                                                          3,697           3,324
    Deferred taxes, net of taxes on customers' advances                                      532             (54)
    Net decrease in receivables, inventory and prepayments                                   884           1,696
    Net increase (decrease) in payables, accrued interest and
       other accrued liabilities                                                          (1,478)            159
    Other                                                                                   (352)            (79)
                                                                                     ---------------------------
    Net cash flows from operating activities                                               7,792           9,014
                                                                                     ---------------------------

Cash flows from investing activities:
  Property, plant and equipment additions, including allowance
    for funds used during construction of $90 and $32                                     (4,926)         (3,397)
  Acquisitions of water systems                                                             (435)            (74)
  Other                                                                                      (80)            (90)
                                                                                     ---------------------------
    Net cash flows used in investing activities                                           (5,441)         (3,561)
                                                                                     ---------------------------

Cash flows from financing activities:
  Customers' advances and contributions in aid of
    construction, net of income tax payments                                                  20              45
  Repayments of customers' advances                                                       (1,219)         (1,382)
  Net proceeds (repayments) of short-term debt                                                15          (1,170)
  Proceeds from long-term debt                                                             9,930           7,474
  Repayments of long-term debt                                                            (8,976)         (9,150)
  Redemption of preferred stock of subsidiary                                             (1,428)         (1,500)
  Proceeds from issuing common stock                                                       3,147           3,461
  Repurchase of common stock                                                                (569)             (3)
  Dividends paid on preferred stock                                                          (49)              -
  Dividends paid on common stock                                                          (3,892)         (3,538)
  Other                                                                                      (82)           (311)
                                                                                     ---------------------------
    Net cash flows used in financing activities                                           (3,103)         (6,074)
                                                                                     ---------------------------

Net decrease in cash                                                                        (752)           (621)
Cash balance beginning of year                                                             1,518           2,387
                                                                                     ---------------------------
Cash balance at end of period                                                        $       766      $    1,766
                                                                                     ============================

    See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)


                                                                                              March 31,       December 31,
                                                                                                 1997            1996
                                                                                             ---------------------------
                                                                                             (Unaudited)        (Audited)
Stockholders' equity:
   6.05% Series B cumulative preferred stock                                                 $     3,220     $     3,220
   Common stock, $.50 par value                                                                    9,816           9,731
   Capital in excess of par value                                                                124,348         121,439
   Retained earnings                                                                              49,840          49,272
   Treasury stock                                                                                 (4,063)         (3,647)
                                                                                             ---------------------------
Total stockholders' equity                                                                       183,161         180,015
                                                                                             ---------------------------

Preferred stock of subsidiary with mandatory
   redemption requirements                                                                         4,215           5,643
Current portion of preferred stock of subsidiary                                                   1,429           1,429
                                                                                             ---------------------------
                                                                                                   2,786           4,214
                                                                                             ---------------------------
Long-term debt:
First Mortgage Bonds secured by utility plant:
    8.44% Series, due 1997                                                                        12,000          12,000
    5.95% Series, due 2002*                                                                        2,400           2,400
    6.83% Series, due 2003                                                                        10,000          10,000
    7.47% Series, due 2003                                                                        10,000          10,000
    7.06% Series, due 2004                                                                        10,000              -
    6.82% Series, due 2005                                                                        10,000          10,000
    6.99% Series, due 2006                                                                        10,000          10,000
    9.89% Series, due 2008                                                                         5,000           5,000
    7.15% Series, due 2008*                                                                       22,000          22,000
    9.12% Series, due 2010                                                                        20,000          20,000
    6.50% Series, due 2010*                                                                        3,200           3,200
    9.17% Series, due 2011                                                                         5,000           5,000
    9.93% Series, due 2013                                                                         5,000           5,000
    6.89% Series, due 2015                                                                        12,000          12,000
    9.97% Series, due 2018                                                                         5,000           5,000
    9.17% Series, due 2021*                                                                        8,000           8,000
    6.35% Series, due 2025                                                                        22,000          22,000
    7.72% Series, due 2025                                                                        15,000          15,000
    9.29% Series, due 2026                                                                        12,000          12,000
                                                                                             ---------------------------
Total First Mortgage Bonds                                                                       198,600         188,600
Note payable to bank under revolving credit agreement, due March 1998                             30,751          39,727
Installment note payable, 90%, due in equal annual payments through 2013                           1,635           1,635
                                                                                             ---------------------------
                                                                                                 230,986         229,962
Current portion of long-term debt                                                                 43,195          12,444
                                                                                             ---------------------------
Long-term debt, excluding current portion                                                        187,791         217,518
                                                                                             ---------------------------
Total capitalization                                                                         $   373,738      $  401,747
                                                                                             ===========================

*Trust indentures relating to these First Mortgage Bonds require annual sinking fund payments.

See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)

Note 1            Basis of Presentation

                  The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation at March 31, 1997, the consolidated statements of income for the three months ended March 31, 1997 and 1996, and the consolidated statements of cash flow for the three months ended March 31, 1997 and 1996 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position at March 31, 1997, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2            Water Rates

                  Philadelphia Suburban Water Company ("PSW") filed an application with the Pennsylvania Public Utility Commission ("PUC") on April 25, 1997, requesting a $17,000 or 13.2%
                  increase in annual revenues. This application is currently pending before the PUC and a final determination is anticipated by January 1998.

Note 3            Long-Term Debt

                  In March 1997, PSW issued $10,000 First Mortgage Bonds 7.06% Series due 2004. The net proceeds of this issue were used to repay amounts outstanding under PSW's revolving credit agreement and fund PSW's ongoing construction program.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)

Philadelphia Suburban Corporation ("PSC" or "the Company"), a Pennsylvania corporation, is the holding Company of Philadelphia Suburban Water Company ("PSW"), a regulated water utility. PSW provides water to approximately 285,000 customers in 93 municipalities within its 465 square-mile service territory. PSW's service territory is located north and west of the City of Philadelphia.

                               Financial Condition

During the quarter, the Company made $4,926 of capital expenditures related to routine capital improvements and replacements, redeemed $1,428 of preferred stock, and repaid $1,219 of customer advances for construction. On April 1, the Company retired $12,000 in First Mortgage Bonds, 8.44% Series due 1997, at par.

During the first quarter of 1997, internally generated funds, available working capital and funds available under the revolving credit agreement and the proceeds from issuance of common stock and a long-term debit issue were used to fund the cash requirements discussed above, and to pay dividends.

At March 31, 1997, the Company and PSW had $3,425 and $1,000 available, respectively under short-term lines of credit and PSW had $19,249 available under its revolving credit agreement. In March, as described in Note 3 to the Consolidated Financial Statements for the quarter ended March 31, 1997, PSW issued $10,000 in First Mortgage Bonds and used the proceeds to repay amounts outstanding under PSW's revolving credit agreement and fund PSW's ongoing construction program. The current portion of long-term debt includes $30,751 borrowed under a revolving credit agreement that expires in March 1998. The Company intends to renew this facility and refinance a portion of this balance through the issuance of First Mortgage Bonds.


                              Results of Operations

Analysis of First Quarter of 1997 Compared to First Quarter of 1996

Revenues for the quarter increased $1,731 or 5.9% primarily as a result of the acquisitions of the water systems of Bristol Borough Water and Sewer Authority (Bristol), Hatboro Borough Water Authority (Hatboro), and Utility Group Services Corporation (UGS) and three small water utilities which increased revenues by $1,417. Revenues also included $250 of contingent sale proceeds from a subsidiary the Company sold in 1991.

Operating expenses decreased by $2 from the prior year. Operating expenses decreased because of the contrast from 1996 winter weather conditions that resulted in a lower than average number of main breaks and reduced maintenance expenses. This reduction in operating expenses was partially offset by the additional operating expenses of the water systems acquired during 1996.

Depreciation expense increased by $432 or 13.3% over the prior year primarily due to property, plant and equipment placed in service since the first quarter of 1996, including the 1996 acquisitions. Depreciation expense was approximately 2.40% and 2.45% of average property plant and equipment in the first quarter of 1997 and 1996, respectively.

Amortization decreased $59 due to the completion of the amortization on the 1995 rate case and other expenses in the fourth quarter of 1996, offset in part by the amortization of additional debt issuance costs.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Taxes other than income taxes decreased by $75 or 3.2% primarily due to a reduction in payroll taxes, due to reduced overtime, and a reduction in regulatory assessments.

Interest expense increased by $653 or 17.3% due to increased borrowing levels since the first quarter of 1996, partially offset by lower interest rates. The increased borrowing level was used to finance the 1996 acquisitions and other capital projects.

Allowance for funds used during construction increased by $58 primarily due to an increase in the average balance of utility plant construction work in progress.

The Company's effective income tax rate was 40.5% in the first quarter of 1997 and 40.8% in 1996.

Net income available to common stock for the quarter increased by $492 or 12.4% primarily as a result of increased revenues and decreases in amortizations and other taxes partially offset by increased interest expense and depreciation. On a per share basis, earnings increased $.02 or 9.5% reflecting the improvement in net income, offset by a 5.2% increase in the average number of shares outstanding. The increased number of shares outstanding is due to the additional shares sold since the first quarter of 1996 through the Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plan.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                           Part II. Other Information

Item 1.           Legal Proceedings

                  There are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their properties is the subject that present a reasonable likelihood of a material adverse impact on the Registrant. Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is included by a reference herein.

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


May 13, 1997

                                               PHILADELPHIA SUBURBAN CORPORATION
                                               ---------------------------------
                                                          Registrant


                                                     Nicholas DeBenedictis
                                               ---------------------------------
                                                     Nicholas DeBenedictis
                                                    Chairman and President





                                                       Michael P. Graham
                                               ---------------------------------
                                                       Michael P. Graham
                                                Senior Vice President - Finance
                                                         and Treasurer

                                  EXHIBIT INDEX



Exhibit No.                    Description                             Page No.
-----------                -----------------------                     --------

    27                     Financial Data Schedule                       11