Form 10-Q
period 1997-06-30
PHILADELPHIA SUBURBAN CORP
filed 1997-08-14
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1997

Commission File Number 1-6659



                        PHILADELPHIA SUBURBAN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                       23-1702594
 ------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


762 Lancaster Avenue, Bryn Mawr, Pennsylvania                     19010
---------------------------------------------                  ----------
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:        (610)-527-8000
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


Yes __X__           No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997.

19,455,333
----------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES



                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)


                                                                          June 30,   December 31,
                                                                            1997        1996
                                                                         ---------    ----------
                                                                        (Unaudited)   (Audited)

Property, plant and equipment, at cost                                   $ 625,875    $ 612,812
Less accumulated depreciation                                              117,235      109,874
                                                                         ---------    ---------
   Net property, plant and equipment                                       508,640      502,938

Current assets:
   Cash                                                                      1,012        1,518
   Accounts receivable, net                                                 22,990       21,914
   Inventory, materials and supplies                                         2,010        1,943
   Prepayments and other current assets                                        683          660
                                                                         ---------    ---------
   Total current assets                                                     26,695       26,035

Regulatory assets                                                           48,423       48,491
Deferred charges and other assets, net                                       6,936        5,480
                                                                         ---------    ---------

                                                                         $ 590,694    $ 582,944
                                                                         =========    =========

Stockholders' equity:
   6.05% Series B cumulative preferred stock                             $   3,220    $   3,220
   Common stock at $.50 par value, authorized 40,000,000 shares,
      outstanding 19,455,333 and 19,198,579 in 1997 and 1996                 9,894        9,731
   Capital in excess of par value                                          126,712      121,439
   Retained earnings                                                        51,699       49,272
   Treasury stock, 333,005 and 262,230 shares in 1997 and 1996              (5,001)      (3,647)
                                                                         ---------    ---------
   Total stockholders' equity                                              186,524      180,015
                                                                         ---------    ---------

Preferred stock of subsidiary with mandatory
   redemption requirements                                                   2,786        4,214

Long-term debt, excluding current portion                                  195,391      217,518

Commitments                                                                   --           --

Current liabilities:
   Current portion of long-term debt and preferred stock of subsidiary      40,841       13,873
   Loans payable                                                             8,365        5,560
   Accounts payable                                                          4,436        9,659
   Accrued interest                                                          3,884        3,660
   Accrued taxes                                                             1,583        3,363
   Other accrued liabilities                                                 8,941        8,924
                                                                         ---------    ---------
   Total current liabilities                                                68,050       45,039
                                                                         ---------    ---------

Deferred credits and other liabilities:
   Deferred income taxes and investment tax credits                         78,252       75,949
   Customers' advances for construction                                     22,517       23,524
   Other                                                                    12,693       12,826
                                                                         ---------    ---------
   Total deferred credits and other liabilities                            113,462      112,299
                                                                         ---------    ---------

Contributions in aid of construction                                        24,481       23,859
                                                                         ---------    ---------

                                                                         $ 590,694    $ 582,944
                                                                         =========    =========

    See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)
                                                   Six Months Ended
                                                        June 30,
                                                --------------------
                                                   1997       1996
                                                --------    --------
Earned revenues                                 $ 64,336    $ 59,973

Costs and expenses
 Operating expenses                               26,363      25,684
 Depreciation                                      7,296       6,505
 Amortization                                         13         139
 Taxes other than income taxes                     4,324       4,325
                                                --------    --------
                                                  37,996      36,653
                                                --------    --------

Operating income                                  26,340      23,320
Interest expense                                   8,960       7,572
Dividends on preferred stock of subsidiary           188         250
Allowance for funds used during construction        (193)        (82)
                                                --------    --------

Income before income taxes                        17,385      15,580
Provision for income taxes                         7,051       6,331
                                                --------    --------
Net income                                        10,334       9,249
Dividends on preferred stock                          96        --
                                                --------    --------
Net income available to common stock            $ 10,238    $  9,249
                                                ========    ========


Net income per common share                     $   0.52    $   0.49
                                                ========    ========


Average common and common equivalent
 shares outstanding during the period             19,564      18,730
                                                ========    ========


    See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                   (UNAUDITED)

                                                 Three Months Ended
                                                       June 30,
                                               ---------------------
                                                  1997        1996
                                               --------    --------

Earned revenues                                $ 33,315    $ 30,683

Costs and expenses
 Operating expenses                              13,295      12,614
 Depreciation                                     3,609       3,250
 Amortization                                         3          70
 Taxes other than income taxes                    2,082       2,008
                                               --------    --------
                                                 18,989      17,942
                                               --------    --------

Operating income                                 14,326      12,741
Interest expense                                  4,524       3,789
Dividends on preferred stock of subsidiary           91         123
Allowance for funds used during construction       (103)        (50)
                                               --------    --------

Income before income taxes                        9,814       8,879
Provision for income taxes                        3,988       3,598
                                               --------    --------
Net income                                        5,826       5,281
Dividends on preferred stock                         48        --
                                               --------    --------
Net income available to common stock           $  5,778    $  5,281
                                               ========    ========


Net income per common share                    $   0.29    $   0.28
                                               ========    ========


Average common and common equivalent
 shares outstanding during the period            19,608      18,854
                                               ========    ========


    See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                   Six Months Ended
                                                                       June 30,
                                                               ----------------------
                                                                 1997          1996
                                                               ----------   ---------
Cash flows from operating activities:
  Net income                                                     $ 10,334    $  9,249
  Adjustments to reconcile net income to net
    cash flows from operating activities:
    Depreciation and amortization                                   7,309       6,644
    Deferred taxes, net of taxes on customers' advances             1,829         607
    Net increase in receivables, inventory and prepayments         (1,051)     (1,858)
    Net decrease in payables, accrued interest, accrued taxes
       and other accrued liabilities                               (6,576)     (4,528)
    Other                                                            (509)         (2)
                                                                 --------    --------
    Net cash flows from operating activities                       11,336      10,112
                                                                 --------    --------

Cash flows from investing activities:
  Property, plant and equipment additions, including allowance
    for funds used during construction of $193 and $82            (12,666)    (10,373)
  Acquisitions of water systems                                      (435)     (2,377)
  Other                                                              (236)       (240)
                                                                 --------    --------
    Net cash flows used in investing activities                   (13,337)    (12,990)
                                                                 --------    --------

Cash flows from financing activities:
  Customers' advances and contributions in aid of
    construction, net of income tax payments                          527          93
  Repayments of customers' advances                                (1,244)     (1,442)
  Net proceeds (repayments) of short-term debt                      2,805      (3,325)
  Proceeds from long-term debt                                     17,142      27,540
  Repayments of longterm debt                                     (12,400)    (20,054)
  Redemption of preferred stock of subsidiary                      (1,428)     (1,500)
  Proceeds from issuing common stock                                5,680       7,827
  Repurchase of common stock                                       (1,599)         (4)
  Dividends paid on preferred stock                                   (96)       --
  Dividends paid on common stock                                   (7,810)     (7,127)
  Other                                                               (82)       (161)
                                                                 --------    --------
    Net cash flows from financing activities                        1,495       1,847
                                                                 --------    --------

Net decrease in cash                                                 (506)     (1,031)
Cash balance beginning of year                                      1,518       2,387
                                                                 --------    --------
Cash balance at end of period                                    $  1,012    $  1,356
                                                                 ========    ========

    See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)


                                                                             June 30,     December 31,
                                                                               1997          1996
                                                                           ----------     -----------
                                                                           (Unaudited)     (Audited)
Stockholders' equity:
   6.05% Series B cumulative preferred stock                               $    3,220    $       3,220
   Common stock, $.50 par value                                                 9,894            9,731
   Capital in excess of par value                                             126,712          121,439
   Retained earnings                                                           51,699           49,272
   Treasury stock                                                              (5,001)          (3,647)
                                                                           ----------       ----------
Total stockholders' equity                                                    186,524          180,015
                                                                           ----------       ----------

Preferred stock of subsidiary with mandatory
   redemption requirements                                                      4,215            5,643
Current portion of preferred stock of subsidiary                                1,429            1,429
                                                                           ----------       ----------
                                                                                2,786            4,214
                                                                           ----------       ----------

Long-term debt:
First Mortgage Bonds secured by utility plant:
    8.44% Series, due 1997                                                        -             12,000
    5.95% Series, due 2002*                                                     2,000            2,400
    6.83% Series, due 2003                                                     10,000           10,000
    7.47% Series, due 2003                                                     10,000           10,000
    7.06% Series, due 2004                                                     10,000               -
    6.82% Series, due 2005                                                     10,000           10,000
    6.99% Series, due 2006                                                     10,000           10,000
    6.75% Series, due 2007                                                     10,000               -
    9.89% Series, due 2008                                                      5,000            5,000
    7.15% Series, due 2008*                                                    22,000           22,000
    9.12% Series, due 2010                                                     20,000           20,000
    6.50% Series, due 2010*                                                     3,200            3,200
    9.17% Series, due 2011                                                      5,000            5,000
    9.93% Series, due 2013                                                      5,000            5,000
    6.89% Series, due 2015                                                     12,000           12,000
    9.97% Series, due 2018                                                      5,000            5,000
    9.17% Series, due 2021*                                                     8,000            8,000
    6.35% Series, due 2025                                                     22,000           22,000
    7.72% Series, due 2025                                                     15,000           15,000
    9.29% Series, due 2026                                                     12,000           12,000
                                                                           ----------       ----------
Total First Mortgage Bonds                                                    196,200          188,600
Note payable to bank under revolving credit agreement, due March 1998          36,968           39,727
Installment note payable, 9%, due in equal annual payments through 2013         1,635            1,635
                                                                           ----------       ----------
                                                                              234,803          229,962
Current portion of long-term debt                                              39,412           12,444
                                                                           ----------       ----------
Long-term debt, excluding current portion                                     195,391          217,518
                                                                           ----------       ----------
Total capitalization                                                       $   384,701      $  401,747
                                                                           ===========      ==========

*Trust indentures relating to these First Mortgage Bonds require annual sinking fund payments.

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)

Note 1    Basis of Presentation

          The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation at June 30, 1997, the consolidated statements of income for the six months and quarter ended June 30, 1997 and 1996, and the consolidated statements of cash flow for the six months ended June 30, 1997 and 1996 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position at June 30, 1997, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

Note 2    Long-Term Debt and Loans Payable

          In July 1997, PSW established a two-year $150,000 medium-term note program which replaced a similar program that expired in the first quarter of 1997. The program provides for the issuance of long-term debt with maturities ranging between one and 30 years at fixed rates of interest, as determined at the time of issuance. The notes issued under this program are secured by the Thirty-first Supplement to the trust indenture relating to PSW's First Mortgage Bonds.

          In July 1997, PSW issued $10,000 First Mortgage Bonds 6.75% Series due 2007 through this program. The net proceeds of this issue were used to repay amounts outstanding under PSW's revolving credit agreement and, accordingly, $10,000 of the outstanding balance of PSW's revolving credit agreement has been classified as long-term debt.

          In July 1997, the Company increased its short-term lines of credit by $6,000. Funds borrowed under these lines are used to provide working capital.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)

Philadelphia Suburban Corporation ("PSC" or "the Company"), a Pennsylvania corporation, is the holding Company of Philadelphia Suburban Water Company ("PSW"), a regulated water utility. PSW provides water to approximately 286,000 customers in 93 municipalities within its 465 square-mile service territory. PSW's service territory is located north and west of the City of Philadelphia.

                               Financial Condition


During the first half of 1997, the Company made $12,666 of expenditures related to routine capital improvements and replacements, retired $12,400 in long-term debt, repaid $1,244 of customer advances for construction, repurchased $1,599 of its common stock and redeemed $1,428 of Preferred Stock.


During the first six months, internally generated funds, available working capital, funds available under the revolving credit facility and the proceeds from the issuance of common stock and long-term debt were used to fund the cash requirements discussed above, and to pay dividends. Proceeds from the issuance of common stock, primarily through the Company's Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plan amounted to approximately $5,680. Effective with the September 1, 1997 payment, the Company has increased the quarterly dividend on common stock from $.2025 per share to $.2125 per share.


In July 1997, PSW established a two-year $150,000 medium-term note program. This program replaced a $100,000 medium-term note program that expired in March 1997. The program provides for the issuance of long-term debt with maturities ranging between one and 30 years at fixed rates of interest, as determined at the time of issuance. The terms and conditions for debt issued under the new program are essentially the same as those under the expired program. In March 1997, PSW issued $10,000 of First Mortgage Bonds 7.06% Series due 2004 through the expired program. In July 1997, PSW issued $10,000 of First Mortgage Bonds 6.75% Series due 2007 through the new program. The net proceeds of these issues were used to repay amounts outstanding under PSW's revolving credit agreement and fund PSW's ongoing construction program.

At June 30, 1997, the Company and PSW had $635 and $1,000 available, respectively under short-term lines of credit and PSW had $3,032 available under its revolving credit agreement. In July 1997, the Company increased its short-term lines of credit by $6,000 to provide additional working capital. The current portion of long-term debt includes $46,968 borrowed under the revolving credit agreement that expires in March 1998. The Company intends to renew this facility and refinance a portion of this balance through the issuances of First Mortgage Bonds.

At its August meeting, the Board of Directors approved a resolution allowing the Company to purchase, from time to time, up to 500,000 shares of its common stock in the open market or through privately negotiated transactions. The shares purchased by the Company, if any, shall be used by the Company for share issuance under the Company's direct stock purchase plans, its dividend reinvestment plan, its employee stock purchase plan and upon the exercise of stock options granted under the Company's stock option plans. The purchase of shares has been authorized in order to reduce the number of new shares issued under these plans and the dilutive effect on earnings per share of issuances of additional shares under these plans. Funding for any stock purchases is not expected to have a material impact on the Company's financial position.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)



                              Results of Operations

    Analysis of First Six Months of 1997 Compared to First Six Months of 1996


Revenues increased $4,363 or 7.3% primarily as a result of $2,856 in water revenues associated with the water system acquisitions made in 1996. In addition, water revenues included $460 from the Distribution System Improvement Charge (DSIC). The balance of the increase is primarily due to additional sales proceeds from a subsidiary the Company sold in 1991, the sale of a vacated operating facility and additional revenues earned from operating and maintenance contracts.

Operating expenses increased by $679 or 2.6% primarily as a result of the 1996 acquisitions. These increases were partially offset by the effects of the mild 1997 winter which resulted in fewer main breaks and reduced maintenance expenses. Operating expenses were also lower because of additional capitalized labor as more labor resources were utilized on capital projects in the first half of 1997 as compared to 1996, causing a corresponding reduction in employee benefit costs. In addition, the Company benefited from reduced insurance and legal costs.


Depreciation increased by $791 or 12.2% reflecting utility plant placed in service, including the assets from the acquisitions, in the past year. Depreciation was approximately 2.31% and 2.41% of average utility plant in service in the first half of 1997 and 1996 respectively.

Amortization decreased $126 primarily due to the completion of the amortization of the costs associated with PSW's 1995 rate filing, offset partially by the amortization of additional debt issuance costs.


Interest expense increased $1,388 or 18.3% reflecting an increase in borrowing levels, partially offset by lower interest rates. The increase in borrowings were used to finance the 1996 acquisitions and PSW's ongoing capital projects.


Allowance for funds used during construction increased by $111 due to an increase in the average balance of utility plant construction work in progress.

The Company's effective income tax rate was 40.6% in the first half of 1997 and 1996.

Net income available to common stock increased by $989 or 10.7% primarily as a result of increased revenues partially offset by increased operating expenses, interest expense and depreciation. On a per share basis, earnings increased $.03 or 6.1% reflecting the improvement in net income, offset by a 4.5% increase in the average number of shares outstanding. The increased number of shares outstanding reflects additional shares sold since the first half of 1996 through the Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase plan.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

      Analysis of Second Quarter of 1997 Compared to Second Quarter of 1996


Revenues for the quarter increased $2,632 or 8.6% primarily due to water revenues from the 1996 acquisitions of $1,474, the DSIC, which contributed $318, and additional non-water revenues of $264 primarily from consulting and operating contracts.

Operating expenses increased by $681 or 5.4% as a result of the 1996 acquisitions, partially offset by reduced labor and employee benefit costs resulting from a greater proportion of labor resources being assigned to capital projects and lower legal expenses.

Depreciation increased by $359 or 11.0% reflecting the impact of utility plant placed in service since the second quarter of 1996. Depreciation was approximately 2.31% and 2.40% of average utility plant in service in the second quarter of 1997 and 1996, respectively.

Amortization decreased $67 primarily due to the completion of the amortization of the costs associated with PSW's 1995 rate filing, offset by the amortization of additional debt issuance costs.

Taxes other than income taxes increased $74 or 3.7% due to higher state regulatory assessments and an increase in payroll taxes.

Interest expense increased by $735 or 19.4% reflecting an increased level of borrowings, partially offset by lower interest rates. The increased borrowings were used to finance acquisitions and other PSW capital projects.

Allowance for funds used during construction increased by $53 primarily due to an increase in the average balance of utility plant construction work in progress.

The Company's effective income tax rate was 40.6% in 1997 and 40.5% in 1996.

Net income available to common stock for the quarter increased by $497 or 9.4% principally due to increased revenues offset in part by increased operating expenses, depreciation and interest expense. Earnings per share increased $.01 or 3.6% reflecting the improvement in net income, offset by a 4.0% increase in the average number of shares outstanding.

                   Impact of Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS
128). This Statement introduces new methods for calculating earnings per share. The adoption of this Statement will not affect results from operations, financial condition, or long-term liquidity, but will require the Company to restate earnings per share reported in prior periods. Compliance with this Statement, which will be effective for periods ending after December 15, 1997, is not expected to have a material effect on the Company's earnings per share amounts.

In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company plans to adopt this Statement on January 1, 1998, as required. The Company does not have any

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

items of comprehensive income, other than that presented on its consolidated statements of income that would require disclosure and presentation of accumulated balances in the equity section of the balance sheet.

In June 1997, the FASB issued SFAS 131, Disclosures About Segments of and Related Information. This Statement established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company plans to adopt this statement on January 1, 1998, as required. The adoption of this Statement will not affect results from operations, financial conditions or long-term liquidity.

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

Item 4.   Results of Vote of Security Holders

          The Annual Meeting of Shareholders of Philadelphia Suburban Corporation (the "Company") was held on May 15, 1997 at the headquarters of the Company, 762 Lancaster Avenue, Bryn Mawr, Pennsylvania, pursuant to the Notice sent on or about April 4, 1997 to all shareholders of record at the close of business on March 24, 1997. At that meeting, the following nominees were elected as directors of the Company for terms expiring in the year 2000 and received the votes set forth after their names below:

          Name of Nominee                   For                        Withheld
          ---------------                   ---                        --------

          John H. Austin, Jr.               15,321,105                 195,320
          Alan R. Hirsig                    15,351,158                 181,267
          John F. McCaughan                 15,375,795                 140,630
          Harvey J. Wilson                  15,354,208                 162,217

          Since the Board of Directors is divided into three classes with one class elected each year to hold office for a three-year term, the term of office for the following directors continued after the Annual
          Meeting: John W. Boyer, Jr.; Mary C. Carroll; Nicholas DeBenedictis;
          G. Fred DiBona, Jr.; and Richard H. Glanton, Esq..

Item 6.   Exhibits and Reports on Form 8-K

          (a)       Exhibits

                   Exhibit No.           Description
                   -----------           -----------

                      4.22               Thirty-first Supplemental Indenture dated as of July 1, 1997

                     10.26               Placement Agency Agreement between Philadelphia Suburban Water Company and A.G. Edwards and Sons, Janney Montgomery Scott, Inc., HSBC Securities,
                                         Inc., and Paine Webber Incorporated

                     27                  Financial Data Schedule

          (b)       Report on Form 8-K

                            None

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.






August 12, 1997

                                       PHILADELPHIA SUBURBAN CORPORATION
                                       ---------------------------------
                                                     Registrant


                                       Nicholas DeBenedictis
                                     ---------------------------------
                                       Nicholas DeBenedictis
                                       Chairman and President






                                          Michael P. Graham
                                     ---------------------------------
                                          Michael P. Graham
                                     Senior Vice President - Finance
                                             and Treasurer

                                  EXHIBIT INDEX



Exhibit No.                                Description                                                   Page No.
-----------                                -----------                                                   --------

    4.22                    Thirty-first Supplemental Indenture dated as of July 1, 1997                    15

    10.26                   Placement Agency Agreement between Philadelphia Suburban                        60
                            Water Company and A.G. Edwards and Sons, Janney Montgomery
                            Scott, Inc., HSBC Securities, Inc., and Paine Webber Incorporated

     27                     Financial Data Schedule                                                        139

