Form 10-Q
period 1997-09-30
PHILADELPHIA SUBURBAN CORP
filed 1997-11-05
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997

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


Yes  __X__           No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997.

19,606,855
----------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)

                                                                                  September 30,         December 31,
                                                                                      1997                 1996
                                                                                   ---------            ---------
                                                                                  (Unaudited)            (Audited)
Property, plant and equipment, at cost                                             $ 635,913            $ 612,812
Less accumulated depreciation                                                        119,177              109,874
                                                                                   ---------            ---------
   Net property, plant and equipment                                                 516,736              502,938

Current assets:
   Cash                                                                                1,449                1,518
   Accounts receivable, net                                                           23,378               21,914
   Inventory, materials and supplies                                                   1,938                1,943
   Prepayments and other current assets                                                  872                  660
                                                                                   ---------            ---------
   Total current assets                                                               27,637               26,035

Regulatory assets                                                                     48,388               48,491
Deferred charges and other assets, net                                                 6,542                5,480
                                                                                   ---------            ---------
                                                                                   $ 599,303            $ 582,944
                                                                                   =========            =========
Stockholders' equity:
   6.05% Series B cumulative preferred stock                                       $   3,220            $   3,220
   Common stock at $.50 par value, authorized 40,000,000 shares,
      outstanding 19,606,855 and 19,198,579 in 1997 and 1996                           9,984                9,731
   Capital in excess of par value                                                    129,734              121,439
   Retained earnings                                                                  54,876               49,272
   Treasury stock, 361,181 and 262,230 shares in 1997 and 1996                        (5,632)              (3,647)
                                                                                   ---------            ---------
   Total stockholders' equity                                                        192,182              180,015
                                                                                   ---------            ---------
Preferred stock of subsidiary with mandatory
   redemption requirements                                                             2,786                4,214
Long-term debt, excluding current portion                                            205,391              217,518
Commitments                                                                             --                   --

Current liabilities:
   Current portion of long-term debt and preferred stock of subsidiary                27,581               13,873
   Loans payable                                                                      10,070                5,560
   Accounts payable                                                                    4,000                9,659
   Accrued interest                                                                    4,676                3,660
   Accrued taxes                                                                       2,279                3,363
   Other accrued liabilities                                                          10,132                8,924
                                                                                   ---------            ---------
   Total current liabilities                                                          58,738               45,039
                                                                                   ---------            ---------
Deferred credits and other liabilities:
   Deferred income taxes and investment tax credits                                   79,903               75,949
   Customers' advances for construction                                               22,470               23,524
   Other                                                                              13,038               12,826
                                                                                   ---------            ---------
   Total deferred credits and other liabilities                                      115,411              112,299
                                                                                   ---------            ---------
Contributions in aid of construction                                                  24,795               23,859
                                                                                   ---------            ---------
                                                                                   $ 599,303            $ 582,944
                                                                                   =========            =========

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)


                                                                      Nine Months Ended
                                                                         September 30,
                                                                -------------------------------
                                                                    1997                1996
                                                                ---------            ---------
Earned revenues                                                 $ 101,090            $  90,804

Costs and expenses
  Operating expenses                                               40,829               37,441
  Depreciation                                                     10,681                9,773
  Amortization                                                         24                  241
  Taxes other than income taxes                                     6,407                6,391
                                                                ---------            ---------
                                                                   57,941               53,846
                                                                ---------            ---------
Operating income                                                   43,149               36,958
Interest expense                                                   13,423               11,368
Dividends on preferred stock of subsidiary                            279                  372
Allowance for funds used during construction                         (334)                (174)
                                                                ---------            ---------
Income from continuing operations before income taxes              29,781               25,392
Provision for income taxes                                         12,074               10,296
                                                                ---------            ---------
Income from continuing operations                                  17,707               15,096
Reversal of reserve for discontinued operations,
  net of income tax of $197                                          --                    365
                                                                ---------            ---------
Net income                                                         17,707               15,461
Dividends on preferred stock                                          146                 --
                                                                ---------            ---------
Net income available to common stock                            $  17,561            $  15,461
                                                                =========            =========
Net income per common share
  Continuing operations                                         $    0.89            $    0.80
  Discontinued operations                                            --                   0.02
                                                                ---------            ---------
   Total                                                        $    0.89            $    0.82
                                                                =========            =========
Average common and common equivalent
  shares outstanding during the period                             19,664               18,855
                                                                =========            =========



See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                   (UNAUDITED)


                                                                     Three Months Ended
                                                                        September 30,
                                                                ----------------------------
                                                                   1997               1996
                                                                --------            --------

Earned revenues                                                 $ 36,754            $ 30,831

Costs and expenses
 Operating expenses                                               14,466              11,757
 Depreciation                                                      3,385               3,268
 Amortization                                                         11                 102
 Taxes other than income taxes                                     2,083               2,066
                                                                --------            --------
                                                                  19,945              17,193
                                                                --------            --------
Operating income                                                  16,809              13,638
Interest expense                                                   4,463               3,796
Dividends on preferred stock of subsidiary                            92                 122
Allowance for funds used during construction                        (141)                (92)
                                                                --------            --------
Income from continuing operations before income taxes             12,395               9,812
Provision for income taxes                                         5,023               3,965
                                                                --------            --------
Income from continuing operations                                  7,372               5,847
Reversal of reserve for discontinued operations,
 net of income tax of $197                                          --                   365
                                                                --------            --------
Net income                                                         7,372               6,212
Dividends on preferred stock                                          49                --
                                                                --------            --------
Net income available to common stock                            $  7,323            $  6,212
                                                                ========            ========
Net income per common share
 Continuing operations                                          $   0.37            $   0.31
 Discontinued operations                                            --                  0.02
                                                                --------            --------
   Total                                                        $   0.37            $   0.33
                                                                ========            ========
Average common and common equivalent
 shares outstanding during the period                             19,777              19,100
                                                                ========            ========


See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)



                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                ----------------------------
                                                                                   1997               1996
                                                                                --------            --------

Cash flows from operating activities:
   Income from continuning operations                                            $ 17,707            $ 15,096
   Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
     Depreciation and amortization                                                 10,705              10,015
     Deferred taxes, net of taxes on customers' advances                            3,485               1,262
     Net decrease (increase) in receivables, inventory and prepayments             (1,220)                397
     Net decrease in payables, accrued interest, accrued taxes
       and other accrued liabilities                                               (3,785)             (3,178)
     Other                                                                           (703)               (551)
                                                                                 --------            --------
     Net cash flows from operating activities                                      26,189              23,041
                                                                                 --------            --------
Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $334 and $174                          (22,580)            (17,343)
   Acquisitions of water systems                                                   (1,090)             (2,396)
   Other                                                                             (459)               (373)
                                                                                 --------            --------
     Net cash flows used in investing activities                                  (24,129)            (20,112)
                                                                                 --------            --------
Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                       854                 295
   Repayments of customers' advances                                               (1,736)             (1,619)
   Net proceeds (repayments) of short-term debt                                     4,510                (755)
   Proceeds from long-term debt                                                    19,712              21,699
   Repayments of long-term debt                                                   (18,419)            (20,054)
   Redemption of preferred stock of subsidiary                                     (1,428)             (1,500)
   Proceeds from issuing common stock                                               8,528              10,667
   Repurchase of common stock                                                      (1,965)                (47)
   Dividends paid on preferred stock                                                 (146)               --
   Dividends paid on common stock                                                 (11,957)            (10,943)
   Other                                                                              (82)               (161)
                                                                                 --------            --------
     Net cash flows used in financing activities                                   (2,129)             (2,418)
                                                                                 --------            --------
 Net cash flows from discontinued operations                                         --                   170
                                                                                 --------            --------
 Net increase (decrease) in cash                                                      (69)                681
 Cash balance beginning of year                                                     1,518               2,387
                                                                                 --------            --------
 Cash balance at end of period                                                   $  1,449            $  3,068
                                                                                 ========            ========

 See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)

                                                                                 September 30,        December 31,
                                                                                     1997                1996
                                                                                  ---------            ---------
                                                                                 (Unaudited)           (Audited)
Stockholders' equity:
    6.05% Series B cumulative preferred stock                                     $   3,220            $   3,220
    Common stock, $.50 par value                                                      9,984                9,731
    Capital in excess of par value                                                  129,734              121,439
    Retained earnings                                                                54,876               49,272
    Treasury stock                                                                   (5,632)              (3,647)
                                                                                  ---------            ---------
Total stockholders' equity                                                          192,182              180,015
                                                                                  ---------            ---------

Preferred stock of subsidiary with mandatory
    redemption requirements                                                           4,215                5,643
Current portion of preferred stock of subsidiary                                      1,429                1,429
                                                                                  ---------            ---------
                                                                                      2,786                4,214
                                                                                  ---------            ---------

Long-term debt:
First Mortgage Bonds secured by utility plant:
    8.44% Series, due 1997                                                             --                 12,000
    5.95% Series, due 2002*                                                           2,000                2,400
    6.83% Series, due 2003                                                           10,000               10,000
    7.47% Series, due 2003                                                           10,000               10,000
    7.06% Series, due 2004                                                           10,000                 --
    6.82% Series, due 2005                                                           10,000               10,000
    6.99% Series, due 2006                                                           10,000               10,000
    6.75% Series, due 2007                                                           10,000                 --
    9.89% Series, due 2008                                                            5,000                5,000
    7.15% Series, due 2008*                                                          22,000               22,000
    9.12% Series, due 2010                                                           20,000               20,000
    6.50% Series, due 2010*                                                           3,200                3,200
    9.17% Series, due 2011                                                            5,000                5,000
    9.93% Series, due 2013                                                            5,000                5,000
    6.89% Series, due 2015                                                           12,000               12,000
    9.97% Series, due 2018                                                            5,000                5,000
    9.17% Series, due 2021*                                                           8,000                8,000
    6.35% Series, due 2025                                                           22,000               22,000
    7.72% Series, due 2025                                                           15,000               15,000
    9.29% Series, due 2026                                                           12,000               12,000
                                                                                  ---------            ---------
Total First Mortgage Bonds                                                          196,200              188,600
Note payable to bank under revolving credit agreement, due March 1998                33,708               39,727
Installment note payable, 9%, due in equal annual payments through 2013               1,635                1,635
                                                                                  ---------            ---------
                                                                                    231,543              229,962
Current portion of long-term debt                                                    26,152               12,444
                                                                                  ---------            ---------
Long-term debt, excluding current portion                                           205,391              217,518
                                                                                  ---------            ---------
Total capitalization                                                              $ 400,359            $ 401,747
                                                                                  =========            =========

*Trust indentures relating to these First Mortgage Bonds require annual sinking fund payments.

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)

Note 1  Basis of Presentation

        The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation at September 30, 1997, the consolidated statements of income for the nine months and quarter ended September 30, 1997 and 1996, and the consolidated statements of cash flow for the nine months ended September 30, 1997 and 1996 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position at September 30, 1997, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

Note 2  Water Rates

        On October 23, 1997, the Pennsylvania Public Utility Commission ("PUC") approved a rate settlement reached between Philadelphia Suburban Water Company ("PSW") and the parties actively litigating the rate application PSW filed in April 1997. The settlement is designed to increase PSW's annual revenue by $9.3 million or 7.3% over the level in effect at the time of the filing. The rates in effect at the time of the filing included a 1% or $1.3 million Distribution System Improvement Charge ("DSIC"). Consequently, the settlement resulted in a total base rate increase of $10.6 million or 8.3%. As a part of the settlement, the DSIC was reset to zero and the Company agreed not to file its next base rate increase request prior to April 1999, absent extraordinary circumstances.

Note 3  Long-Term Debt and Loans Payable

        In October 1997, PSW issued $10,000 First Mortgage Bonds 6.3% Series due 2002. The net proceeds of this issue were used to repay amounts outstanding under PSW's revolving credit agreement. Accordingly, $10,000 of amounts outstanding under the revolving credit facility have been reclassified from current portion of long-term debt to long-term debt.

Note 4  Acquisitions

        During the nine months ended September 30, 1997, PSW has purchased the water utility and related assets of three water systems and one wastewater system for a combined purchase price of $1,090. These systems serve customers near PSW's existing service territory and have combined annual operating revenues of approximately $350.

        PSW continues to hold acquisition discussions with several other water systems which have annual revenues of approximately $4,700. If the acquisitions of these water systems are all successfully completed, the combined purchase price will likely be in excess of $22,000. These systems are adjacent or near to PSW's service territory. Final closings may not occur until 1998 and the consummation of these water system acquisitions is subject to the negotiation and execution of definitive agreements, the completion of due diligence investigations satisfactory to the Company, the receipts of all necessary board of directors and government approvals, and other closing conditions. No assurance can be given that any acquisition will ultimately be consummated.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)


Philadelphia Suburban Corporation ("PSC" or "the Company"), a Pennsylvania corporation, is the holding Company of Philadelphia Suburban Water Company ("PSW"), a regulated water utility. PSW provides water to approximately 287,000 customers in 94 municipalities within its 465 square-mile service territory. PSW's service territory is located north and west of the City of Philadelphia.

                               Financial Condition

During the first nine months of 1997, the Company made $22,580 of expenditures related to routine capital improvements and replacements, retired $18,419 in long-term debt, repaid $1,736 of customer advances for construction, repurchased $1,965 of its common stock and redeemed $1,428 of Preferred Stock of subsidiary.

During this period, internally generated funds, available working capital, funds available under the revolving credit facility and the proceeds from the issuance of common stock and long-term debt were used to fund the cash requirements discussed above, and to pay dividends. Proceeds from the issuance of common stock, primarily through the Company's Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plan amounted to $8,528.

In July 1997, PSW established a two-year $150,000 medium-term note program. This program replaced a $100,000 medium-term note program that expired in March 1997. The program provides for the issuance of long-term debt with maturities ranging between one and 30 years at fixed rates of interest, as determined at the time of issuance. The terms and conditions for debt issued under the new program are essentially the same as those under the expired program. In March 1997, PSW issued $10,000 of First Mortgage Bonds 7.06% Series due 2004 through the expired program. In July 1997, PSW issued $10,000 of First Mortgage Bonds 6.75% Series due 2007 and in October 1997, PSW issued $10,000 of First Mortgage Bonds 6.3% Series due 2002 through the new program. The net proceeds of these issues were used to repay amounts outstanding under PSW's revolving credit agreement.

At September 30, 1997, the Company had $4,930 and PSW had $1,000 available under short-term lines of credit and PSW had $16,292 available under its revolving credit agreement. In October 1997, $10,000 of borrowings under the revolving credit agreement were repaid with the proceeds from the issuance of First Mortgage Bonds and accordingly, this portion of the revolving credit balance is classified as long-term debt at September 30, 1997. The remainder of the revolving credit agreement balance, which expires in March 1998, is classified as current portion of long-term debt. The Company intends to renew this facility and continue to refinance portions of the borrowings under the facility through the issuances of First Mortgage Bonds.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


                              Results of Operations

   Analysis of First Nine Months of 1997 Compared to First Nine Months of 1996

Revenues increased by $10,286 or 11.3% primarily as a result of an increase in water sales associated with the hot, dry weather experienced during the summer of 1997 and $4,270 of water revenues from the 1996 acquisitions. In addition, water revenues included $942 from the Distribution System Improvement Charge ("DSIC").

Operating expenses increased by $3,388 or 9.0% primarily due to higher production costs resulting from the increased volume of water sold in the third quarter, additional operating expenses of the water systems acquired in 1996, and increased wage and insurance expenses, partially offset by the effects of the mild 1997 winter which resulted in fewer main breaks and reduced maintenance expenses.

Depreciation increased by $908 or 9.3% reflecting utility plant placed in service, including the assets from the acquisitions, in the past year, partially offset by a reduction in the average depreciation rate. Depreciation was approximately 2.2% and 2.4% of average utility plant in service in the first nine months of 1997 and 1996 respectively. The decrease in the average depreciation rate is due to an adjustment in depreciation expense related to PSW's fourth quarter 1996 acquisitions.

Amortization decreased $217 primarily due to the completion of the amortization of the costs associated with PSW's 1995 rate filing, offset partially by the amortization of additional debt issuance costs.

Interest expense increased $2,055 or 18.1% due to increased borrowing levels, partially offset by lower interest rates. The increase in borrowings were used to finance the 1996 acquisitions and PSW's ongoing capital projects.

Allowance for funds used during construction ("AFUDC") increased by $160 due to an increase in capital spending which increased the average balance of utility plant construction work in progress to which AFUDC is applied.

The Company's effective income tax rate was 40.5% in the first nine months of 1997 and 1996.

Net income available to common stock increased by $2,100 or 13.6% primarily as a result of increased revenues partially offset by increased operating expenses, interest expense and depreciation. In 1996, net income available to common stock was higher than income from continuing operations due to the reversal of $365 or $.02 per share of reserves for the discontinued operations. On a per share basis, net income available to common stock increased $.07 or 8.5% reflecting the improvement in net income, offset by a 4.3% increase in the average number of shares outstanding. The increased number of shares outstanding reflects additional shares sold since the third quarter of 1996 through the Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plan.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


       Analysis of Third Quarter of 1997 Compared to Third Quarter of 1996

Revenues for the quarter increased $5,923 or 19.2% primarily due to an increase in water sales associated with the hot, dry weather experienced during the summer of 1997, water revenues from the 1996 acquisitions of $1,420, and the DSIC which contributed $482.

Operating expenses increased by $2,709 or 23.0% as a result of higher production costs resulting from the increased volume of water sold, the operating expenses of the 1996 acquisitions and increased wages and insurance expense.

Depreciation increased by $117 or 3.6% reflecting the impact of utility plant placed in service since the third quarter of 1996, including the assets from the acquisitions, partially offset by a reduction in the average depreciation rate. Depreciation was approximately 2.1% and 2.4% of average utility plant in service in the third quarter of 1997 and 1996, respectively. The decrease in the average depreciation rate is due to an adjustment in depreciation expense related to PSW's fourth quarter 1996 acquisitions.

Amortization decreased $91 principally due to the completion of the amortization of the costs associated with PSW's 1995 rate filing.

Interest expense increased by $667 or 17.6% reflecting a higher level of borrowings, partially offset by lower interest rates. The increased borrowings were used to finance acquisitions and other PSW capital projects.

Allowance for funds used during construction increased by $49 primarily due to an increase in capital spending which increased the average balance of utility plant construction work in progress to which AFUDC is applied.

The Company's effective income tax rate was  40.5% in 1997 and 40.4% in 1996.

Net income available to common stock for the quarter increased by $1,111 or 17.9% principally due to increased revenues offset in part by increased operating expenses, depreciation and interest expense. In 1996, net income available to common stock was higher than income from continuing operations due to the reversal of $365 or $.02 per share of reserves for the discontinued operations. On a per share basis, net income available to common stock increased $.04 or 12.1% reflecting the improvement in net income, partially offset by a 3.5% increase in the average number of shares outstanding.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


                                  Recent Events

On October 27, 1997 the Delaware River Basin Commission ("DRBC") issued a drought warning for the Delaware River Basin which includes PSW's service territory. Under a drought warning, the DRBC asks for voluntary restrictions on water use, particularly non-essential uses of water. Because the drought warning was issued in the fourth quarter when non-essential and recreational use of water has traditionally decreased, it is not expected to have a significant impact on revenues. While certain areas of the Delaware River Basin are experiencing water shortages, PSW's water supplies are, at present, adequate.

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

In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company plans to adopt this Statement on January 1, 1998, as required. The Company does not have any items of comprehensive income, other than that presented on its consolidated statements of income that would require disclosure and presentation of accumulated balances in the equity section of the balance sheet.

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)       Exhibits

                            Exhibit No.             Description
                            -----------             -----------

                                27                 Financial Data Schedule

                  (b)       Report on Form 8-K

                            None

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.






November 4, 1997

                                            PHILADELPHIA SUBURBAN CORPORATION
                                            ---------------------------------
                                                        Registrant


                                                 Nicholas DeBenedictis
                                            ---------------------------------
                                                 Nicholas DeBenedictis
                                                Chairman and President






                                                    Michael P. Graham
                                            ---------------------------------
                                                    Michael P. Graham
                                              Senior Vice President - Finance
                                                   and Treasurer

                                  EXHIBIT INDEX



Exhibit No.              Description                                 Page No.
-----------              -----------                                 --------

   27                   Financial Data Schedule                        15