Form 10-K
period 1997-12-31
PHILADELPHIA SUBURBAN CORP
filed 1998-03-23
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997                     Commission File
                                                                number 1-6659

                        PHILADELPHIA SUBURBAN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                      23-1702594
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

762 Lancaster Avenue, Bryn Mawr, Pennsylvania              19010-3489
---------------------------------------------              ----------
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:     (610)-527-8000
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
          Title of each class                       which registered
          -------------------                  --------------------------------
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

Yes  __X__    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1998. $526,051,571

         For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by March 2, 1998, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.

The number of shares outstanding of each of the registrant's classes of common stock as of March 2, 1998. 27,500,608

Documents incorporated by reference

         (1) Portions of registrant's 1997 Annual Report to Shareholders have been incorporated by reference into Parts I and II of this Form 10-K Report.

         (2) Portions of the Proxy Statement, relative to the May 21, 1998 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, have been incorporated by reference into Part III of this Form 10-K Report.

                                     PART I

Item 1. Business

       Philadelphia Suburban Corporation ("PSC" or the "Registrant"), a Pennsylvania corporation, was incorporated in 1968. The information appearing in "Management's Discussion and Analysis" from the portions of PSC's 1997 Annual Report to Shareholders filed as Exhibit 13.5 to this Form 10-K Report is incorporated by reference herein.

       The business of PSC is conducted almost entirely through its subsidiary Philadelphia Suburban Water Company ("PSW"), a regulated public utility. PSW supplies water to approximately 288,000 residential, commercial, industrial and public customers. PSW's service territory covers 464 square miles, comprising a large portion of the suburban area west and north of the City of Philadelphia. This territory is primarily residential in nature and is completely metered for water service, except for fire hydrant service. In addition, PSW provides water service to approximately 6,400 customers through an operating and maintenance contract with the Horsham Township Authority which is contiguous to its service territory. Based on the 1990 census, PSW estimates that the total number of persons currently served is approximately 950,000. Excluding the customers that were added at the time of acquisitions in the last three years, customer accounts have grown at an average rate of approximately 1.0% per annum for the last three years. Including acquisitions, the customer base increased at an annual compound growth rate of 4.9% over the last three years.

       Operating revenues during the twelve months ended December 31, 1997 were derived approximately as follows:

                    66.8%          from residential customers
                    21.1%          from commercial customers
                     3.9%          from industrial customers
                     1.1%          from public customers
                     6.3%          from fire protection services
                     0.8%          from sales to other water utilities and
                                     miscellaneous customers
                   ------
                   100.0%
                   ======

         During 1997, PSW made the following acquisitions and obtained related service territory rights: in January, the water utility assets of Cherry Water Company; in September, the water utility assets of Perkiomen Township Authority; and in September, both the water and wastewater utility assets of the Peddler's View Utility Company. The systems acquired in 1997 incorporate two square miles of service area near PSW's existing territory. The total purchase price for the three water systems and wastewater system acquired in 1997 was $1,226,000. The annual revenues from these systems approximate $300,000, and revenues included in the consolidated financial statements during the period owned by PSW were $175,000.

         Since December 1992, PSW has acquired 21 local water systems and two small wastewater utilities. During 1996, PSW made the following acquisitions and obtained related service territory rights: in October, the water utility assets of Hatboro Borough Authority; in November, Utility Group Services Corporation ("UGS") which owned three water utilities and a wastewater utility; in December, the water utility assets of Bristol Borough Water and Sewer Authority; and at various times during 1996 the water utility assets of three smaller water systems. In May 1995, PSW purchased the water utility assets of Media Borough and, at various times during 1995, PSW acquired four smaller water systems. During various times in 1994, 1993, and 1992 PSW acquired the water utility assets of five water systems. Combined, the 18 water systems and one wastewater system acquired since December 1992 and prior to 1997 added 134 square miles of service territory near or adjacent to PSW's service territory and had revenues of approximately $14,571,000 in 1997.

         In addition, in January 1998, PSW purchased the water utility assets of West Chester Area Municipal Authority ("West Chester") for $22,400,000 in cash, subject to minor adjustment related to the final value of current assets transferred and recent capital expenditures. The West Chester service territory covers 16 square miles and is contiguous to PSW's territory. The annual revenues of the West Chester system is approximately $4,500,000. PSW has also entered into a letter of intent to acquire the Flying Hills Water Company ("Flying Hills") in a purchase transaction for approximately 43,000 shares of the Company's Common Stock. This transaction, which is subject to final negotiation and the approval of the Pennsylvania Public Utility Commission, is expected to be completed in the first quarter of 1998. The Flying Hills system covers a one square mile area in Berks County near Reading, Pennsylvania and is within 16 miles of the existing PSW system. The annual revenues of the Flying Hills system is approximately $200,000.

       Selected operating statistics. Set forth below is a table showing certain selected operating statistics for PSW for the past three years.

                                                              1997                1996                 1995
                                                           ---------           ---------              -------
Revenues from water sales (000's omitted)
          Residential                                      $  87,783           $  79,056            $  78,082
          Commercial                                          27,807              26,504               24,473
          Industrial                                           5,126               4,823                4,533
          Public                                               1,496               1,373                1,252
          Fire protection                                      8,323               8,140                7,421
          Other                                                  995                 438                  617
          Tax Surcharge (credit)                                --                    (1)                (505)
          Distribution System Improvement Charge               1,104                --                   --
                                                           ---------           ---------              -------
             Total                                         $ 132,634           $ 120,333              115,873
                                                           =========           =========              =======

Water sales (million gallons)
          Residential                                         19,142              17,228               17,610
          Commercial                                           8,819               8,236                7,983
          Industrial                                           2,302               1,768                1,919
          Public                                                 396                 354                  335
          Fire protection - metered                               73                  84                   51
          Other                                                  750                  25                  124
                                                           ---------           ---------              -------
             Total                                            31,482              27,695               28,022
                                                           =========           =========              =======
System delivery by source (million gallons)
          Surface (including Upper Merion
           reservoir)                                         29,470              27,278               26,904
          Wells                                                6,378               5,136                4,830
          Purchased                                            2,023               2,055                2,077
                                                           ---------           ---------              -------
             Total                                            37,871              34,469               33,811
                                                           =========           =========              =======
Number of metered customers (end of year)*
          Residential                                        268,550             265,746              248,500
          Commercial                                          13,512              13,422               12,019
          Industrial                                             708                 716                  554
          Public                                                 823                 797                  775
          Fire protection                                      3,911               3,449                3,006
          Other                                                   12                  11                   11
                                                           ---------           ---------              -------
          Total                                              287,516             284,141              264,865
                                                           =========           =========              =======

Average consumption per
  customer in gallons                                        110,143             103,206              109,084
                                                           =========           =========              =======

*    Excludes customers served under operating and maintenance contracts.

         Water supplies and usage. PSW's principal supply of water is surface water from the Schuylkill River, Delaware River, seven rural streams which are tributaries of the Schuylkill and Delaware Rivers, and the Upper Merion Reservoir, a former quarry now impounding groundwater. All of these are either within or adjacent to PSW's service territory. PSW holds the appropriate water rights and regulatory approvals to use these sources. PSW has five impounding reservoirs and has six treatment and pumping facilities to provide storage and treatment of these surface water supplies.

         The Pennsylvania Department of Environmental Protection ("DEP") has regulatory power with respect to sources of supply and the construction, operation and safety practices for certain dams and other water containment structures under the Pennsylvania Dam Safety and Encroachments Act. PSW's dams are in compliance with these requirements in all material respects.

         PSW's surface supplies are supplemented by 61 wells. PSW also has interconnections with: the Chester Water Authority, which provides for a maximum supply of up to 6.4 million gallons per day ("mgd"); and the Bucks County Water and Sewer Authority, which provides for a supply of up to 7.0 mgd. Agreements regarding these interconnections require PSW to purchase certain minimum amounts of water.

         PSW believes it possesses all the necessary permits to obtain its supply of water from all of the sources described above. The minimum safe yield of all sources of supply described above, based on low stream flows of record with respect to surface supplies, is as follows:

               Surface supplies                   104.8 mgd
               Upper Merion Reservoir               7.2
               Wells                               22.8
               Purchased supplies                   8.2
                                                  -----
                  Total                           143.0 mgd
                                                  =====

         During periods of normal precipitation, the water available is more than the minimum shown above. Under normal operating conditions, PSW can deliver a maximum of 167.0 mgd to its distribution system for short periods of time. The average daily sendout for 1997, 1996 and 1995 was 103.8, 94.2 and 92.6 mgd, respectively.

         The maximum demand ever placed upon PSW's facilities for one month occurred during July 1997, when sendout averaged 120.62 mgd. The peak day of record occurred during July 1997 when water use reached 142.5 mgd.

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

         Energy supplies. PSW does all of its pumping using electric power and energy supplies have been sufficient to meet PSW's customer demand. In December 1996, the Governor of Pennsylvania signed into law the Electricity Generation Customer Choice and Competition Act ("Electric Act") which provides for the restructuring of the electric utility industry in Pennsylvania. The Electric Act requires the unbundling of electric services into separate generation, transmission and distribution services with open competition for generation. PSW believes that the Electric Act will have little or no impact on its ability to purchase the electric power it requires to operate its business.

         Adequacy of water supplies. The Delaware River Basin, which is the drainage area of the Delaware River from New York State to Delaware, periodically experiences water shortages, particularly during the summer months. To the extent that the reservoirs in the upper part of the Basin are affected by a lack of precipitation, the Delaware River Basin Commission (the "DRBC") may impose either voluntary or mandatory water use restrictions on portions or all of the Basin. The Commonwealth of Pennsylvania (the "Commonwealth") also has the authority to impose similar restrictions on a county-by-county basis.

         PSW's raw water supplies have been adequate to meet customer demand for the past five years principally because of its five impounding reservoirs. However, PSW's customers may be required to comply with the Commonwealth and DRBC water use restrictions, even if PSW's supplies are adequate.

         In October 1997, the DRBC issued a drought warning for the Delaware River Basin which includes PSW's service territory. The DRBC lifted the drought warning in January 1998. Under a drought warning, the DRBC asks for voluntary restrictions on water use, particularly non-essential uses of water. In September 1995, the Governor of the Commonwealth declared a drought emergency in the counties served by PSW. The drought emergency imposed a mandatory ban on all nonessential water usage by PSW's customers. The drought emergency was lifted by the end of 1995. Because these actions were issued at the end of the summer months, when nonessential and recreational use of water has traditionally declined, the restrictions did not have a significant impact on PSW revenues. Throughout the drought warning and drought emergency described above, PSW maintained adequate storage levels of treated water and had sufficient quantities of raw water. No other drought restrictions were imposed by the Commonwealth or DRBC in the preceding five years.

         Regulation by the Pennsylvania Public Utility Commission. PSW is subject to regulation by the Pennsylvania Public Utility Commission ("PUC") which has jurisdiction with respect to rates, service, accounting procedures, issuance of securities, acquisitions and other matters.

         Under applicable Pennsylvania statutes, PSW has rights granted under its Articles of Incorporation and by certificates of public convenience from the PUC authorizing it to conduct its present operations in the manner in which such operations are now conducted and in the territory in which it now renders service, to exercise the right of eminent domain and to maintain its mains in the streets and highways of such territory. Such rights are generally nonexclusive, although it has been the practice of the PUC to allow only one water company to actually provide service to a given area. Consequently, PSW has been subject to competition only with respect to potential customers who also may have access to the service of another water supplier, wells, or where other water service opportunities exist (including non-utility companies with riparian rights or access to an adequate supply from a neighboring facility).

         In 1993, the PUC initiated a rulemaking procedure intended to facilitate the development of practical standards by which water mains should be extended to "bona fide service applicants", typically existing homes or businesses in need of a reliable public water supply. In December 1995, the PUC issued a final rulemaking, reflecting the position that the primary costs of such extensions should be supported by anticipated revenues and borne by the utility. Generally, construction costs beyond those supported by anticipated revenues must be borne by the applicant. The formula used to determine a utility's investment requires that revenues from the bona fide service applicant offset the interest, depreciation and incremental operating expense associated with the investment. Under the rule, PSW is required to invest $4,000 per bona fide service applicant in a main extension prior to requiring any customer contribution.

         In 1996, the PUC approved a mechanism, the Distribution System Improvement Charge ("DSIC"), which allows Pennsylvania water utilities to add a surcharge to their water bills to offset the additional depreciation and capital costs associated with certain non-revenue producing, non-expense reducing capital expenditures related to replacing and rehabilitating distribution systems. The DSIC mechanism is intended to eliminate many of the disincentives faced by water utilities in rehabilitating their distribution systems. These disincentives, often referred to as regulatory lag, are due to the rate making process which, prior to the establishment of the DSIC mechanism, required water utilities to absorb all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues. The DSIC may be adjusted quarterly based on additional qualified capital expenditures made in the previous quarter, but may never exceed 5% of the base rates in effect. The DSIC is reset to zero when new base rates that reflect the costs of those additions become effective.

         Water Quality & Environmental Issues. PSW is subject to regulation of water quality by the U.S. Environmental Protection Agency ("EPA") under the Federal Safe Drinking Water Act (the "SDWA") and by the Pennsylvania Department of Environmental Protection ("DEP") under the Pennsylvania Safe Drinking Water Act. The SDWA provides for the establishment of minimum water quality standards, as well as governmental authority to specify the type of treatment process to be used for public drinking water. PSW is presently in compliance with all current standards and treatment requirements promulgated to date.

         The EPA has an ongoing directive to issue additional regulations under the SDWA. The directive was clarified in 1986 when Congress amended the SDWA to require, among other revisions, disinfection of all drinking water, additional maximum contaminant level ("MCL") specifications, and filtration of all surface water supplies. PSW has already installed the necessary equipment to provide for the disinfection of the drinking water throughout the system and is monitoring for the additional specified contaminants. All PSW's surface water supplies are filtered.

         On August 6, 1996, the President signed into law the reauthorization of the SDWA. The new Act places a greater emphasis on the cost/benefit of regulating additional substances by requiring definitive research on the impact of such regulations. The reauthorized SDWA focuses regulations on contaminants known to be of public health concern based on occurrence, health risks and cost benefit considerations. The new Act eliminated the previous requirement of the 1986 SDWA Amendments that had required the EPA to promulgate MCL's for many chemicals not previously regulated and mandated further MCL's every three years. The new Act also specifies that the EPA shall study radon, arsenic and sulfates and propose respective rulemakings in 1999, 2000 and 2001 if these chemicals are deemed to be a threat to public health. The reauthorized SDWA is not expected to have a material impact on PSW's operations or financial condition. PSW may, in the future, have to change its method of treating drinking water at certain of its sources of supply if additional regulations become effective.

         In 1991, EPA promulgated final regulations for lead and copper (the "Lead and Copper Rule"). Under the Lead and Copper Rule, large water utilities are required to conduct corrosion control studies and to sample certain high-risk customer homes to determine the extent of treatment techniques that may be required. PSW conducted the two required rounds of sampling in 1992 and again in 1997. The results of both studies did not exceed the EPA action levels for either lead or copper. Additional sampling will be required in the future. PSW has developed a corrosion control program for its surface sources of supply and does not foresee the need to make any major additional treatment changes or capital expenditures as a result of the Lead and Copper Rule.

         On January 1, 1993, federal regulations ("Phase II") became effective for certain volatile organics, herbicides, pesticides and inorganic parameters. All required Phase II monitoring was completed in 1995. In the few cases where Phase II contaminants were detected, concentrations were below MCL's. Future monitoring will be required, but no major treatment modifications are anticipated as a result of these regulations.

         In May 1996, the EPA issued the first rule of a three-rule package addressing Disinfection By-Products ("DBP") and monitoring of disease-causing micro-organisms. DBP's are chemicals formed during the drinking water treatment process. The first rule is an Information Collection Rule ("ICR") designed to collect data to be used in developing further rules. As required, PSW began sampling under the requirements of the ICR in July 1997 and expects to complete the ICR phase in December 1998. Studies by the EPA on the data collected may result in new treatment standards and processes.

         PSW is also subject to other environmental statutes administered by the EPA and DEP. These include the Federal Clean Water Act ("FCWA") and the Resource Conservation and Recovery Act ("RCRA"). Under the FCWA, the Company must obtain National Pollutant Discharge Elimination System ("NPDES") permits for discharges from its water treatment stations. PSW currently maintains five NPDES permits relating to its water treatment plants, which are subject to renewal every five years. PSW presently meets all NPDES requirements. Although management recognizes that permit renewal may become more difficult if more stringent guidelines are imposed, no significant obstacles to permit renewal are presently foreseen.

         Under RCRA, PSW is subject to specific regulations regarding the solid waste generated from the water treatment process. The DEP promulgated a "Final Rulemaking" for solid waste (Residual Waste Management) in July 1992. PSW has retained engineering consultants to assist with the extensive monitoring, record keeping and reporting required under these regulations. A preliminary application for permitting has been filed, and formal permitting by DEP of PSW's three residual waste disposal sites is expected to be issued in 1998 in accordance with regulatory requirements.

         In 1996, PSW acquired the Little Washington Wastewater Company ("LWW"), a 317 customer wastewater system and in 1997, LWW acquired the wastewater system of Peddler's View Utility Company, which serves 196 customers. Both systems are located within the service territory of PSW, are subject to regulation by the EPA and DEP, and are subject to environmental statutes, including FCWA and RCRA. Both systems currently maintain permits for their wastewater treatment stations in accordance with FCWA and are presently in compliance with all standards and treatment requirements promulgated to date.

         Where PSW is required to make certain capital investments in order to maintain its compliance with any of the various regulations discussed above, it is management's belief that all such expenditures would be fully recoverable in PSW's rates. However, under current law, such capital investments would have to be financed prior to their inclusion in PSW's rate structure, and the resulting rate increases would not necessarily be timely.

                               Employee Relations

         As of December 31, 1997, the Registrant employed a total of 531 persons. Hourly employees of PSW are represented by the International Brotherhood of Firemen and Oilers, Local No. 473. The contract with the union was renewed on December 1, 1997 for a four-year period. Management considers its employee relations to be good.

Item 2. Properties.

         The Registrant believes that the facilities used in the operation of its business are in good condition in terms of suitability, adequacy and utilization.

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
Pennsylvania           23                Well stations            App.   600 ea.
Pennsylvania           38                Well stations            App.   150 ea.
Pennsylvania           49                Booster stations         App. 1,100 ea.

         In addition, PSW also owns 68 storage facilities for treated water throughout its service territory with a combined capacity of 160.81 million gallons and five surface water impounding reservoirs. The water utility also owns approximately 3,469 miles of transmission and distribution mains, has 287,516 active metered services and 13,519 fire hydrants.

         PSW's properties referred to herein, with certain minor exceptions which do not materially interfere with their use, are owned by PSW and are subject to the lien of an Indenture of Mortgage dated as of January 1, 1941, as supplemented. In the case of properties acquired through the exercise of the power of eminent domain and certain properties acquired through purchase, it has title only for water supply purposes.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

         Information with respect to the executive officers of the Company is contained in Item 10 hereof and is hereby incorporated by reference herein.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         The Company's common stock is traded on the New York Stock Exchange and the Philadelphia Stock Exchange. As of March 2, 1998, there were approximately 14,170 holders of record of the Company's common stock.

         The following selected quarterly financial data of the Company is in thousands of dollars, except for per share amounts:






                                                                                                                    Total
1997                                               First         Second           Third           Fourth             Year
------------------------------------------------------------------------------------------------------------------------------
Earned revenues                              $    31,021      $    33,315      $    36,754      $    35,081      $    136,171
Operating expenses                                13,068           13,295           14,466           15,070            55,899
Net income available to common
 stock                                             4,460            5,778            7,323            5,432            22,993
Basic net income per common share                   0.17             0.23             0.28             0.21              0.89
Diluted net income per common share                 0.17             0.22             0.28             0.21              0.88
Dividend paid per common share                     0.152            0.152            0.159            0.159             0.622
Price range of common stock
 - high                                            15.47            15.10            18.00            22.18             22.18
 - low                                             11.72            11.44            14.07            15.10             11.44

1996
------------------------------------------------------------------------------------------------------------------------------
Earned revenues                              $    29,290           30,683      $    30,831      $    31,699      $    122,503
Operating expenses                                13,070           12,614           11,757           14,174            51,615
Income, continuing operations                      3,968            5,281            5,847            4,661            19,757
Basic income per share, continuing
 operations                                         0.16             0.21             0.24             0.18              0.79
Diluted income per share, continuing
 operations                                         0.16             0.21             0.23             0.18              0.78
Income, discontinued operations                      --               --               365              600               965
Basic and diluted income per share,
 discontinued operations                             --               --              0.02             0.02              0.04
Net income available to common
 stock                                             3,968            5,281            6,212            5,261            20,722
Basic net income per common share                   0.16             0.21             0.26             0.20              0.83
Diluted net income per common share                 0.16             0.21             0.25             0.20              0.82
Dividend paid per common share                     0.145            0.145            0.152            0.152             0.594
Price range of common stock
 - high                                            11.57            12.57            12.94            14.91             14.91
 - low                                             10.26            11.25            11.63            12.38             10.26


         All per share data as presented has been adjusted for the 1997 common stock split effected in the form of a stock distribution. High and low prices of the Company's common stock are as reported on the New York Stock Exchange Composite Tape.

Following is a recent history, adjusted for the 1997 4-for-3 common stock split in the form of a stock distribution, of income from continuing operations and common dividends of the Company:


--------------------------------------------------------------------------------
                                                     Basic
                                                  income per
                                                  share from          Dividend
                       Cash dividend              continuing           payout
                     per common share             operations            ratio
--------------------------------------------------------------------------------
       1993                $0.54                    $0.64                 84%
       1994                 0.55                     0.68                 81%
       1995                 0.57                     0.75                 76%
       1996                 0.59                     0.79                 75%
       1997                 0.62                     0.89                 70%

--------------------------------------------------------------------------------

         Dividends have averaged approximately 77% of income from continuing operations during this period. During 1997, the Board of Directors increased the dividend rate by 7%. As a result, beginning with the dividend payable in March 1998, the annual dividend rate increased to $.65 per share.

Item 6. Selected Financial Data

         The information appearing in the section captioned "Summary of Selected Financial Data" from the portions of the Company's 1997 Annual Report to Shareholders filed as Exhibit 13.5 to this Form 10-K Report is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information appearing in the section captioned "Management's Discussion and Analysis" from the portions of the Company's 1997 Annual Report to Shareholders filed as Exhibit 13.5 to this Form 10-K Report is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

         Information appearing under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Cash Flow Statements" "Consolidated Statements of Capitalization" and "Notes to Consolidated Financial Statements" from the portions of the Company's 1997 Annual Report to Shareholders filed as Exhibit 13.5 to this Form 10-K Report is incorporated by reference herein. Also, the information appearing in the section captioned "Reports on Financial Statements" from the portions of the Company's 1997 Annual Report to Shareholders filed as Exhibit 13.5 to this Form 10-K Report is incorporated by reference herein.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

         The information appearing in the section captioned "Information Regarding Nominees and Directors" of the Proxy Statement relating to the May 21, 1998, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Executive Officers of the Registrant

         The following table and the notes thereto set forth information with respect to the executive officers of the Registrant, including their names, ages, positions with the Registrant and business experience during the last five years:

                                       Position with the Registrant
Name                       Age         and date of election (1)
----                       ---         ------------------------

Nicholas DeBenedictis       52         President and Chairman (May 1993 to
                                       present); President and Chief Executive
                                       Officer (July 1992 to May 1993); Chairman and Chief Executive Officer, Philadelphia
                                       Suburban Water Company (July 1992 to
                                       Present); President, Philadelphia
                                       Suburban Water Company (February 1995 to present) (2)

Richard R. Riegler          51         Senior Vice President - Operations,
                                       Philadelphia Suburban Water Company
                                       (April 1989 to present) (3)

Roy H. Stahl                45         Senior Vice President and General Counsel
                                       (April 1991 to present) (4)

Michael P. Graham           49         Senior Vice President - Finance and
                                       Treasurer (March 1993 to present) (5)

Morrison Coulter            61         Senior Vice President - Production,
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

Item 11. Executive Compensation

         The information appearing in the sections captioned "Executive Compensation" of the Proxy Statement relating to the May 21, 1998, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information appearing in the sections captioned "Ownership of Common Stock" of the Proxy Statement relating to the May 21, 1998, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information appearing in the sections captioned "Certain Relationships and Related Transactions" of the Proxy Statement relating to the May 21 1998, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements. The following is a list of the consolidated financial statements of the Company and its subsidiaries and supplementary data incorporated by reference in Item 8 hereof:

         Management's Report

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 1997 and 1996

         Consolidated Statements of Income - 1997, 1996 and 1995

         Consolidated Statements of Cash Flow -  1997, 1996, and 1995

         Consolidated Statements of Capitalization - December 31, 1997 and 1996

         Notes to Consolidated Financial Statements

Financial Statement Schedules. The financial statement schedules, or supplemental schedules, filed as part of this annual report on Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Reports on Form 8-K.

Current Report on Form 8-K filed on December 3, 1997, responding to Item 5, Other Events. (Related to the Company's announcement of a dividend increase and the Company's plans for a four-for-three stock split in the form of a stock distribution to all shareholders of record on December 15, 1997).

Current Report on Form 8-K filed January 29, 1998, responding to Item 5, Other Events. (Related to the filing of the Company's audited consolidated balance sheets and statements of capitalization as of December 31, 1997 and 1996, its consolidated statements of income and cash flow for each of the years in the three-year period ended December 31, 1997, its Management's Discussion and Analysis of

Financial Condition and Results of Operations related to its fiscal year ended December 31, 1997, and its Summary of Selected Financial Data for each of the years in the five-year period ended December 31, 1997.)

Current Report on Form 8-K filed February 6, 1998, responding to Item 5, Other Events. (Related to the Company's Board of Directors adopting a new Shareholder Rights Plan (the "New Plan") on February 3, 1998 that was effective March 1, 1998. The New Plan, which expires March 1, 2008, is substantially the same as the former Shareholder Rights Plan that expired on March 1, 1998 except that the beneficial ownership threshold that would trigger the exercisability of the rights issued to purchase Company Common Stock was reduced from 25% of the outstanding Common Stock to 20% of the outstanding Common Stock.)


Exhibits, Including Those Incorporated by Reference. The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses. The page numbers listed refer to page numbers where such exhibits are located using the sequential numbering system specified by Rules 0-3 and 403.

                                  EXHIBIT INDEX

Exhibit No.                                                           Page No.
-----------                                                           --------

   3.1        Amended and Restated Articles of Incorporation, as
              amended (1) (Exhibit 3.1)                                    --

   3.2        By-Laws, as amended (17) (Exhibit 3.2)                       --

   3.3        Amendment to Amended and Restated Articles of
              Incorporation, as amended, to increase the number of
              authorized shares to 41,770,819 and to provide that
              40,000,000 of such shares be shares of Common Stock (17)
              (Exhibit 3.3)                                                --

   3.4        Amendment to Amended and Restated Articles of
              Incorporation, as amended, designating the Series B
              Preferred Stock (17) (Exhibit 3.4)                           --

   3.5        Amendment to Section 3.03 and addition of Section 3.17
              to Bylaws (19) (Exhibits 1 and 2)                            --

   3.6        Amendment to Amended and Restated Articles of
              Incorporation, designating the terms of the Series A
              Junior Participating Preferred Shares                        21

   4.1        Indenture of Mortgage dated as of January 1, 1941
              between Philadelphia Suburban Water Company and The
              Pennsylvania Company for Insurance on Lives and Granting Annuities(now First Pennsylvania Bank, N.A.), as
              Trustee, with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 (2)
              (Exhibits 4.1 through 4.16)                                  --

   4.2        Revolving Credit Agreement between Philadelphia Suburban
              Water Company and Mellon Bank (East) National
              Association dated as of February 16, 1990 (3) (Exhibit
              4.3)                                                         --

   4.3 First Amendment to Revolving Credit Agreement between Philadelphia Suburban Water Company and Mellon Bank N.A.
              dated as of September 1, 1992 (1) (Exhibit 4.3)              --

   4.4        Preferred Stock Agreement between Philadelphia Suburban
              Water Company and Provident Life and Accident Insurance
              Company dated as of January 1, 1991 (3) (Exhibit 4.4)        --

   4.5 Indenture dated as of July 1, 1988 between Philadelphia Suburban Corporation and the Philadelphia National Bank,
              as Trustee. (4) (Exhibit 4)                                  --

   4.6 Form of Rights Agreement, dated as of February 19, 1988, between Philadelphia Suburban Corporation and Mellon
              Bank (East) National Association, as amended by
              Amendment No. 1. (5) (Exhibit 1)                             --

   4.7        Agreement to furnish copies of other long-term debt
              instruments (1) (Exhibit 4.7)                                --

   4.8        Twenty-first Supplemental Indenture dated as of August
              1, 1985 (6) (Exhibit 4.2)                                    --

   4.9        Twenty-second Supplemental Indenture dated as of April
              1, 1986 (7) (Exhibit 4.3)                                    --

Exhibit No.                                                           Page No.
-----------                                                           --------

   4.10       Twenty-third Supplemental Indenture dated as of April 1,
              1987 (8) (Exhibit 4.4)                                       --

   4.11       Twenty-fourth Supplemental Indenture dated as of June 1,
              1988 (9) (Exhibit 4.5)                                       --

   4.12       Twenty-fifth Supplemental Indenture dated as of January
              1, 1990 (10)(Exhibit 4.6)                                    --

   4.13       Twenty-sixth Supplemental Indenture dated as of November
              1, 1991 (11) (Exhibit 4.12)                                  --

   4.14       Twenty-seventh Supplemental Indenture dated as of June
              1, 1992 (1) (Exhibit 4.14)                                   --

   4.15       Twenty-eighth Supplemental Indenture dated as of April
              1, 1993 (12) (Exhibit 4.15)                                  --

   4.16       Revolving Credit Agreement between Philadelphia Suburban
              Water Company and Mellon Bank, N.A., PNC Bank National Association, First Union National Bank, N.A. and
              CoreStates Bank, N.A. dated as of March 17, 1994 (12)
              (Exhibit 4.16)                                               --

   4.17       Twenty-Ninth Supplemental Indenture dated as of March
              30, 1995 (14) (Exhibit 4.17)                                 --

   4.18       Thirtieth Supplemental Indenture dated as of August 15,
              1995 (15) (Exhibit 4.18)                                     --

   4.19       First Amendment to Revolving Credit Agreement dated as
              of May 22, 1995, between hiladelphia Suburban Water
              Company and Mellon Bank, N.A., PNC Bank National
              Association, First Fidelity National Bank, N.A.,
              Meridian Bank, N.A. dated as of March 17, 1994 (17)
              (Exhibit 4.19)                                               --

   4.20       Second Amendment to Revolving Credit Agreement dated as
              of July 21, 1995, between Philadelphia Suburban Water
              Company and Mellon Bank, N.A., PNC Bank National
              Association, First Fidelity National Bank, N.A.,
              Meridian Bank, N.A. dated as of March 17, 1994 (17)
              (Exhibit 4.20)                                               --

   4.21       Third Amendment to Revolving Credit Agreement dated as
              of December 20, 1996, between hiladelphia Suburban Water Company and Mellon Bank, N.A., PNC Bank National
              Association, First Union National Bank, N.A., CoreStates
              Bank, N.A. dated as of March 17, 1994 (17) (Exhibit
              4.21)                                                        --

   4.22       Thirty-First Supplemental Indenture dated as of July 1,
              1997 (18) (Exhibit 4.22)                                     --

   4.23       Fourth Amendment to Revolving Credit Agreement dated as
              of January 15, 1998, between Philadelphia Suburban
              Water Company and Mellon Bank, N.A., PNC Bank National Association, First Union National Bank, N.A., and
              CoreStates Bank, N.A. dated as of March 17, 1994             26

   4.24       Rights Agreement, dated as of March 1, 1998 between
              Philadelphia Suburban Corporation and ChaseMellon
              Shareholder Services, L.L.C., as Rights Agent (20)
              (Exhibit 1)                                                  --

Exhibit No.                                                           Page No.
-----------                                                           --------

   10.1       1982 Stock Option Plan, as amended and restated
              effective May 21, 1992* (1) (Exhibit 10.1)                   --

   10.2       1988 Stock Option Plan, as amended and restated
              effective May 21, 1992* (1) (Exhibit 10.2)                   --

   10.3       Executive Incentive Award Plan, as amended March 21,
              1989 and February 6, 1990* (10) (Exhibit 10.3)               --

   10.4       Excess Benefit Plan for Salaried Employees, effective
              December 1, 1989* (10) (Exhibit 10.4)                        --

   10.5       Supplemental Executive Retirement Plan, effective
              December 1, 1989* (10) (Exhibit 10.5)                        --

   10.6       Supplemental Executive Retirement Plan, effective March
              15, 1992* (1) (Exhibit 10.6)                                 --

   10.7       1993 Incentive Compensation Plan* (1) (Exhibit 10.7)         --

   10.8       Employment letter agreement with Mr. Nicholas
              DeBenedictis* (1) (Exhibit 10.8)                             --

   10.9       1994 Incentive Compensation Program* (12) (Exhibit 10.9)     --

   10.10      1994 Equity Compensation Plan, as amended by Amendment
              1994-1* (16) (Exhibit 10.10)                                 --

   10.11      1995 Incentive Compensation Plan* (13) (Exhibit 10.11)       --

   10.12      Placement Agency Agreement between Philadelphia
              Suburban Water Company and PaineWebber Incorporated
              dated as of March 30, 1995 (14) (Exhibit 10.12)              --

   10.13      Bond Purchase Agreement among the Delaware County
              Industrial Development Authority, Philadelphia Suburban
              Water Company and Legg Mason Wood Walker, Incorporated
              dated August 24, 1995 (15) (Exhibit 10.13)                   --

   10.14      Construction and Financing Agreement between the
              Delaware County Industrial Development Authority and Philadelphia Suburban Water Company dated as of August
              15, 1995 (15) (Exhibit 10.14)                                --

   10.15      1996 Annual Cash Incentive Compensation Plan* (16)
              (Exhibit 13.4)                                               --

   10.16      Amendment 1994-2 to 1994 Equity Compensation Plan, as
              amended* (17) (Exhibit 10.16)                                --

   10.17      1997 Annual Cash Incentive Compensation Plan* (17)
              (Exhibit 10.17)                                              --

   10.18      Agreement among Philadelphia Suburban Corporation,
              Philadelphia Suburban Water Company and Nicholas
              DeBenedictis, dated as of January 1, 1997* (17) (Exhibit
              10.18)                                                       --

   10.19      Agreement among Philadelphia Suburban Corporation,
              Philadelphia Suburban Water Company and Roy H. Stahl,
              dated as of January 1, 1997* (17) (Exhibit 10.19)            --

   10.20      Agreement among Philadelphia Suburban Corporation,
              Philadelphia Suburban Water Company and Michael P.
              Graham, dated as of January 1, 1997* (17) (Exhibit
              10.20)                                                       --

Exhibit No.                                                           Page No.
-----------                                                           --------

   10.21      Agreement among Philadelphia Suburban Corporation,
              Philadelphia Suburban Water Company and Richard R.
              Riegler, dated as of January 1, 1997* (17) (Exhibit
              10.21)                                                       --

   10.22      Agreement among Philadelphia Suburban Corporation,
              Philadelphia Suburban Water Company and Morrison
              Coulter, dated as of January 1, 1997* (17) (Exhibit
              10.22)                                                       --

   10.23      Philadelphia Suburban Corporation Amended and Restated
              Executive Deferral Plan* (17) (Exhibit 10.23)                --

   10.24      Philadelphia Suburban Corporation Deferred
              Compensation Plan Master Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996*
              (17) (Exhibit 10.24)                                         --

   10.25      First Amendment to Supplemental Executive Retirement
              Plan* (17) (Exhibit 10.25)                                   --

   10.26      Placement Agency Agreement between Philadelphia
              Suburban Water Company and A.G. Edwards and Sons, Inc., Janney Montgomery Scott Inc., HSBC Securities, Inc., and PaineWebber Incorporated (18) (Exhibit 10.26)

   10.27      1998 Annual Cash Incentive Compensation Plan*                41


   13.1       Selected portions of Annual Report to Shareholders for
              the year ended December 31, 1993 incorporated by
              reference in Annual Report on Form 10-K for the year
              ended December 31, 1993 (12) (Exhibit 13.1)                  --

   13.2       Selected portions of Annual Report to Shareholders for
              the year ended December 31, 1994 incorporated by
              reference in Annual Report on Form 10-K for the year
              ended December 31, 1994 (13) (Exhibit 13.2)                  --

   13.3       Selected portions of Annual Report to Shareholders for
              the year ended December 31, 1995 incorporated by
              reference in Annual Report on Form 10-K for the year
              ended December 31, 1995 (16) (Exhibit 13.3)                  --

   13.4       Selected portions of Annual Report to Shareholders for
              the year ended December 31, 1996 incorporated by
              reference in Annual Report on Form 10-K for the year
              ended December 31, 1996                                      --

   13.5       Selected portions of Annual Report to Shareholders
              for the year ended December 31, 1997 incorporated by
              reference in Annual Report on Form 10-K for the year
              ended December 31, 1997                                      46

   21.        Subsidiaries of Philadelphia Suburban Corporation            84

   23.        Consent of Independent Auditors                              85

   24.        Power of Attorney (set forth as a part of this report)       19

   27.        Financial Data Schedule                                      86

                               - Notes -

                  Documents Incorporated by Reference


 (1) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1992.

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

(13) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1994.

(14) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(15) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(16) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1995.

(17) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996.

(18) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(19)      Filed as an Exhibit to Form 8-K filed August 7, 1997.

(20) Filed as Exhibit 1 to the Registration Statement on Form 8-A filed on March 17, 1998.


* Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PHILADELPHIA SUBURBAN CORPORATION





                                      By  Nicholas DeBenedictis
                                          -----------------------------
                                          Nicholas DeBenedictis
                                          President and Chairman



Date:  March 20, 1998

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

John H. Austin, Jr.                          John W. Boyer, Jr.
-----------------------------                ------------------------------
John H. Austin, Jr.                          John W. Boyer, Jr.
Director                                     Director



Mary C. Carroll                              Nicholas DeBenedictis
-----------------------------                ------------------------------
Mary C. Carroll                              Nicholas DeBenedictis
Director                                     President and Chairman
                                             (principal executive officer)
                                             and Director



G. Fred DiBona, Jr.                          Richard H. Glanton
-----------------------------                ------------------------------
G. Fred DiBona, Jr.                          Richard H. Glanton
Director                                     Director



Michael P. Graham
-----------------------------                ------------------------------
Michael P. Graham                            Alan Hirsig
Senior Vice President-Finance and            Director
Treasurer (principal financial and
   accounting officer)



John F. McCaughan                            Richard L. Smoot
-----------------------------                ------------------------------
John F. McCaughan                            Richard L. Smoot
Director                                     Director




-----------------------------
Harvey J. Wilson
Director