Form 10-Q
period 1998-03-31
PHILADELPHIA SUBURBAN CORP
filed 1998-05-15
CIK 78128

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1998

Commission File Number 1-6659



                       PHILADELPHIA SUBURBAN CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                  Pennsylvania                                             23-1702594
          -----------------------------                         --------------------------------
         (State or other jurisdiction of                               (I.R.S. Employer
          incorporation or organization)                               Identification No.)


762 Lancaster Avenue, Bryn Mawr, Pennsylvania                             19010-3489
---------------------------------------------                   -------------------------------
  (Address of principal executive offices)                                 (Zip Code)


Registrant's telephone number, including area code:                      (610)-527-8000
                                                                --------------------------------


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X           No
    -----            --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998.

   27,448,974
   ----------

              PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES



                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)



                                                                                 March 31,    December 31,
                                                                                   1998           1997
                                                                               ------------------------------
                                                                                (Unaudited)        (Audited)
Property, plant and equipment, at cost                                             $ 688,024       $ 656,011
Less accumulated depreciation                                                        124,730         121,528
                                                                               ------------------------------
    Net property, plant and equipment                                                563,294         534,483

Current assets:
    Cash                                                                               1,194             680
    Accounts receivable, net                                                          23,338          23,534
    Inventory, materials and supplies                                                  1,969           1,847
    Prepayments and other current assets                                                 620           1,002
                                                                               ------------------------------
    Total current assets                                                              27,121          27,063


Regulatory assets                                                                     51,169          51,203
Deferred charges and other assets, net                                                 6,021           5,723
                                                                               ------------------------------

                                                                                   $ 647,605       $ 618,472
                                                                               ==============================

Stockholders' equity:
    6.05% Series B cumulative preferred stock                                        $ 3,220         $ 3,220
    Common stock at $.50 par value, authorized 40,000,000 shares,
         outstanding 27,448,974 and 26,210,654 in 1998 and 1997                       13,976          13,294
    Capital in excess of par value                                                   155,029         128,065
    Retained earnings                                                                 57,382          56,136
    Treasury stock, 503,427 and 376,510 shares in 1998 and 1997                       (8,798)         (5,970)
                                                                               ------------------------------
    Total stockholders' equity                                                       220,809         194,745
                                                                               ------------------------------


Long-term debt, excluding current portion                                            243,390         232,471

Commitments                                                                                -               -

Current liabilities:
    Current portion of long-term debt and preferred stock of subsidiary                2,448           6,662
    Loans payable                                                                      5,445          10,400
    Accounts payable                                                                   6,681          10,259
    Accrued interest                                                                   4,751           3,978
    Accrued taxes                                                                      5,948           3,643
    Other accrued liabilities                                                          9,534           9,755
                                                                               ------------------------------
    Total current liabilities                                                         34,807          44,697
                                                                               ------------------------------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                                  84,147          83,129
    Customers' advances for construction                                              26,247          25,810
    Other                                                                             12,521          12,764
                                                                               ------------------------------
    Total deferred credits and other liabilities                                     122,915         121,703
                                                                               ------------------------------
Contributions in aid of construction                                                  25,684          24,856
                                                                               ------------------------------

                                                                                   $ 647,605       $ 618,472
                                                                               ==============================

See notes to consolidated financial statements on page 5 of this report.

              PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)

                                  (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31,
                                                                   --------------------------
                                                                      1998            1997
                                                                   --------------------------
Earned revenues                                                        $34,276       $31,021

Costs and expenses
  Operating expenses                                                    13,668        13,068
  Depreciation                                                           3,603         3,687
  Amortization                                                             206            10
  Taxes other than income taxes                                          2,518         2,242
                                                                   --------------------------
                                                                        19,995        19,007
                                                                   --------------------------

Operating income                                                        14,281        12,014
Interest expense                                                         4,695         4,436
Dividends on preferred stock of subsidiary                                  15            96
Allowance for funds used during construction                              (115)          (90)
                                                                   --------------------------

Income before income taxes                                               9,686         7,572
Provision for income taxes                                               3,931         3,063
                                                                   --------------------------
Net income                                                               5,755         4,509
Dividends on preferred stock                                                49            49
                                                                   --------------------------
Net income available to common stock                                    $5,706        $4,460
                                                                   ==========================

Basic net income per common share                                       $ 0.21        $ 0.17
                                                                   ==========================
Diluted net income per common share                                     $ 0.21        $ 0.17
                                                                   ==========================
Average common shares outstanding
  during the period:

  Basic                                                                 26,866        25,643
                                                                   ==========================
  Diluted                                                               27,335        26,021
                                                                   ==========================

   See notes to consolidated financial statements on page 5 of this report.

              PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                           (In thousands of dollars)

                                  (UNAUDITED)


                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                             1998           1997
                                                                                     ------------------------------
Cash flows from operating activities:
   Net income                                                                               $ 5,755        $ 4,509
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                                           3,809          3,697
      Deferred taxes, net of taxes on customers' advances                                       550            532
      Net decrease in receivables, inventory and prepayments                                    656            884
      Net decrease in payables, accrued interest, accrued taxes
          other accrued liabilities                                                            (514)        (1,478)
      Other                                                                                    (447)          (352)
                                                                                     ------------------------------
      Net cash flows from operating activities                                                9,809          7,792
                                                                                     ------------------------------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $115 and $90                                      (8,001)        (4,926)
   Acquisitions of water systems                                                            (22,613)          (435)
   Other                                                                                        193            (80)
                                                                                     ------------------------------
      Net cash flows used in investing activities                                           (30,421)        (5,441)
                                                                                     ------------------------------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                                 364             20
   Repayments of customers' advances                                                         (1,049)        (1,219)
   Net proceeds (repayments) of short-term debt                                              (4,955)            15
   Proceeds from long-term debt                                                              19,799          9,930
   Repayments of long-term debt                                                              (9,081)        (8,976)
   Redemption of preferred stock of subsidiary                                               (4,214)        (1,428)
   Proceeds from issuing common stock                                                        27,599          3,147
   Repurchase of common stock                                                                (2,781)          (569)
   Dividends paid on preferred stock                                                            (49)           (49)
   Dividends paid on common stock                                                            (4,460)        (3,892)
   Other                                                                                        (47)           (82)
                                                                                     ------------------------------
      Net cash flows from (used in) financing activities                                     21,126         (3,103)
                                                                                     ------------------------------

Net increase (decrease) in cash                                                                 514           (752)
Cash balance beginning of year                                                                  680          1,518
                                                                                     ------------------------------
Cash balance at end of period                                                               $ 1,194          $ 766
                                                                                     ==============================


   See notes to consolidated financial statements on page 5 of this report.

              PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
              (In thousands of dollars, except per share amounts)


                                                                                        March 31,     December 31,
                                                                                          1998            1997
                                                                                     -------------------------------
                                                                                       (Unaudited)      (Audited)
Stockholders' equity:
     6.05% Series B cumulative preferred stock                                             $ 3,220        $ 3,220
     Common stock, $.50 par value                                                           13,976         13,294
     Capital in excess of par value                                                        155,029        128,065
     Retained earnings                                                                      57,382         56,136
     Treasury stock                                                                         (8,798)        (5,970)
                                                                                   -------------------------------
Total stockholders' equity                                                                 220,809        194,745
                                                                                   -------------------------------

Preferred stock of subsidiary with mandatory
     redemption requirements                                                                     -          4,214
Current portion of preferred stock of subsidiary                                                 -          4,214
                                                                                   -------------------------------
                                                                                                 -              -
                                                                                   -------------------------------

Long-term debt:
First Mortgage Bonds secured by utility plant:
      5.95% Series, due 2002*                                                                2,000          2,000
      6.30% Series, due 2002                                                                10,000         10,000
      5.80% Series, due 2003                                                                10,000              -
      6.83% Series, due 2003                                                                10,000         10,000
      7.47% Series, due 2003                                                                10,000         10,000
      7.06% Series, due 2004                                                                10,000         10,000
      6.82% Series, due 2005                                                                10,000         10,000
      6.99% Series, due 2006                                                                10,000         10,000
      6.75% Series, due 2007                                                                10,000         10,000
      6.14% Series, due 2008                                                                10,000              -
      9.89% Series, due 2008                                                                 5,000          5,000
      7.15% Series, due 2008*                                                               22,000         22,000
      9.12% Series, due 2010                                                                20,000         20,000
      6.50% Series, due 2010*                                                                3,200          3,200
      9.17% Series, due 2011                                                                 5,000          5,000
      9.93% Series, due 2013                                                                 5,000          5,000
      6.89% Series, due 2015                                                                12,000         12,000
      9.97% Series, due 2018                                                                 5,000          5,000
      9.17% Series, due 2021*                                                                8,000          8,000
      6.35% Series, due 2025                                                                22,000         22,000
      7.72% Series, due 2025                                                                15,000         15,000
      9.29% Series, due 2026                                                                12,000         12,000
                                                                                   -------------------------------
Total First Mortgage Bonds                                                                 226,200        206,200
Note payable to bank under revolving credit agreement, due January 2000                     18,047         27,128
Installment note payable, 9%, due in equal annual payments through 2013                      1,591          1,591
                                                                                   -------------------------------
                                                                                           245,838        234,919
Current portion of long-term debt                                                            2,448          2,448
                                                                                   -------------------------------
Long-term debt, excluding current portion                                                  243,390        232,471
                                                                                   -------------------------------
Total capitalization                                                                     $ 464,199      $ 427,216
                                                                                   ===============================

*Trust indentures relating to these First Mortgage Bonds require annual sinking fund payments.

   See notes to consolidated financial statements on page 5 of this report.

              PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands of dollars, except per share amounts)


Note 1            Basis of Presentation

                  The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation at March 31, 1998, the consolidated statements of income for the three months ended March 31, 1998 and 1997, and the consolidated statements of cash flow for the three months ended March 31, 1998 and 1997 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position at March 31, 1998, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2            Common Stockholders' Equity

                  In February 1998, the Company issued 1,250,000 common shares through a public offering, resulting in net proceeds of approximately $25,840.

Note 3            Acquisitions and Water Sale Agreements

                  In January 1998, Philadelphia Suburban Water Company ("PSW") purchased the water utility assets of West Chester Area Municipal Authority ("West Chester") for $22,600 in cash, subject to minor adjustment related to the final value of current assets transferred and recent capital expenditures. The West Chester service territory covers 16 square miles and is contiguous to PSW's territory. The annual revenues of the West Chester system approximate $4,500.

                  In March 1998, PSW entered into a 25-year water sale agreement with Warwick Township Water and Sewer Authority for the sale of water to supplement its water supply. Warwick Township is located in Bucks County and is near PSW's existing service territory. The agreement stipulates sales of minimum quantities of water to the year 2023. The water sales associated with this agreement are expected to begin in the third quarter of 1998, upon completion of a water main connection from Warwick Township to PSW's service territory. The annual revenues of this water sale agreement approximate $330.

                  In April 1998, PSW acquired the water system assets of the Brandywine Hospital complex for $218. This water supply system is located adjacent to PSW's service territory in Caln Township, Chester County. The annual revenues of this system approximate $100.

                  PSW is in negotiations to acquire the Flying Hills Water Company ("Flying Hills") in a purchase transaction for approximately 42,000 shares of the Company's Common Stock. The transaction, which is subject to final negotiation and the approval of the PUC, is currently expected to be completed within three months. The Flying Hills system covers a one square mile service territory in Berks County near Reading, Pennsylvania and is 16 miles from the nearest edge of PSW's system. The annual revenues of this system approximate $200.

              PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

              (In thousands of dollars, except per share amounts)


                  In April 1998, PSW entered into an agreement with Bensalem Township, Bucks County for PSW to provide water service to a new development covering a one square mile area in the Township, pending regulatory approval. The service territory is located adjacent to PSW's existing service territory near a major interstate highway interchange in suburban Philadelphhia. The revenue from this service territory, once developed, is anticipated to approximate $200 annually.

                  The Company is actively exploring other opportunities to expand its water utility operations through acquisitions or otherwise.

              PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (In thousands of dollars, except per share amounts)


Philadelphia Suburban Corporation ("PSC" or "the Company"), a Pennsylvania corporation, is the holding Company of Philadelphia Suburban Water Company ("PSW"), a regulated water utility. PSW provides water to approximately 297,000 customers in 95 municipalities within its 480 square-mile service territory. PSW's service territory is located north and west of the City of Philadelphia. In addition, PSW provides water service to approximately 6,500 customers through an operating and maintenance contract with a municipal authority contiguous to its service territory.

                              Financial Condition
                              -------------------

During the quarter, the Company acquired the water utility assets of West Chester Area Municipal Authority ("West Chester") for $22,600 in cash, made $8,001 of capital expenditures in PSW's service territory related to routine capital improvements and replacements, redeemed $4,214 of Preferred Stock of subsidiary, repurchased $2,781 of its common stock and repaid $1,049 of customer advances for construction.

During the quarter, proceeds from the issuance of common stock, internally generated funds, available working capital, funds available under the revolving credit agreement and the proceeds from two long-term debt issues were used to fund the cash requirements discussed and to pay dividends. In January 1998, PSW issued $10,000 6.14% Series due 2008 and $10,000 5.8% Series due 2003 through the medium-term note program. Proceeds from these issues were used to reduce the balance of PSW's revolving credit facility. In February 1998, the Company issued 1.25 million shares of common stock in a public offering for net proceeds of $25,840. The proceeds of this offering were used to make a $19,000 equity contribution to PSW and to repay short-term debt of the Company. PSW used the $19,000 equity contribution from the Company to repay amounts outstanding under its revolving credit facility.

At March 31, 1998, the Company and PSW had $9,745 and $810 available, respectively under short-term lines of credit and PSW had $31,953 available under its revolving credit agreement.

Management believes that internally generated funds along with existing credit facilities and the issuance of long-term debt are adequate to meet the Company's financing requirements for the balance of the year and beyond.


                             Results of Operations
                             ---------------------

      Analysis of First Quarter of 1998 Compared to First Quarter of 1997
      -------------------------------------------------------------------

Revenues for the quarter increased $3,255 or 10.5% primarily due to the 7.3% rate increase granted PSW in October 1997, and the additional water revenues associated with the West Chester acquisition.

Operating expenses increased by $600 or 4.6% due to additional operating costs associated with the West Chester acquisition and increased wage and administrative expenses, offset in part by cost containment efforts and the effects of a mild winter which resulted in a lower number of main breaks that reduced maintenance expenses.

              PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
              (In thousands of dollars, except per share amounts)


Depreciation expense decreased by $84 or 2.3% due to an adjustment to depreciation expense, offset partially by the additional depreciation expense reflecting utility plant placed in service in the past year. Depreciation was approximately 2.48% and 2.44% of average utility plant in service in the first quarter of 1998 and 1997, respectively.

Amortization increased $196 primarily due to the amortization of the costs associated with the 1997 rate filing.

Taxes other than income taxes increased by $276 or 12.3% primarily due to an increase in the base on which the Pennsylvania Public Utility Realty Tax ("PURTA"), local real estate taxes and the Capital Stock Tax are calculated. The increase in the taxable base for the PURTA and local real estate taxes is due to the West Chester acquisition and capital expenditures completed in the last year. The increase in the Capital Stock Tax is due to the increase in the Company's common equity.

Interest expense increased by $259 or 5.8% due to increased borrowing levels since the first quarter of 1997, partially offset by lower interest rates. The increased borrowings were used to finance the West Chester acquisition and other capital projects.

Dividends on preferred stock of subsidiary decreased $81 due to the redemption of the remaining shares with a par value of $4,214 in January 1998.

Allowance for funds used during construction increased by $25 primarily due to an increase in the average balance of utility plant construction work in progress.

The Company's effective income tax rate was 40.6% in the first quarter of 1998 and 40.5% in 1997.

Net income available to common stock for the quarter increased by $1,246 or 27.9% primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.04 or 23.5% reflecting the improvement in net income, partially offset by a 5.0% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is a result of the 1.25 million share stock offering in February 1998 and the additional shares sold in 1997 through the Customer Stock Purchase Plan and the Dividend Reinvestment and Optional Stock Purchase Plan.


                  Impact of Recent Accounting Pronouncements
                  ------------------------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted this statement effective January 1, 1998 and has no components of other comprehensive income to report.

             PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
              (In thousands of dollars, except per share amounts)



In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas and major customers. The Company will adopt the disclosure prescribed by SFAS 131 in its 1998 Annual Report as required.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of costs associated with those plans. It standardizes the disclosure requirements, eliminates unnecessary disclosures and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS 132 supersedes the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company plans to adopt this statement in its 1998 Annual Report as required.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company intends to adopt this statement in its 1999 Annual Report as required. The adoption of SOP 98-1 will not have a material impact on the Company's results from operations or financial condition.

              PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES




                          Part II. Other Information

Item 1.           Legal Proceedings
                  -----------------
                  There are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their properties is the subject that present a reasonable likelihood of a material adverse impact on the Registrant. Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is included by a reference herein.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

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


May 14, 1998


                             PHILADELPHIA SUBURBAN CORPORATION
                             ---------------------------------
                                        Registrant


                                   Nicholas DeBenedictis
                             ----------------------------------
                                   Nicholas DeBenedictis
                                  Chairman and President






                                     Michael P. Graham
                             ---------------------------------
                                      Michael P. Graham
                              Senior Vice President - Finance
                                       and Treasurer

                                 EXHIBIT INDEX



Exhibit No.                 Description                                Page No.
-----------                 -----------                                --------
   27                       Financial Data Schedule                        13