Form 10-Q
period 1998-06-30
PHILADELPHIA SUBURBAN CORP
filed 1998-08-13
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1998

Commission File Number 1-6659



                        PHILADELPHIA SUBURBAN CORPORATION
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Pennsylvania                                       23-1702594
              ------------                                       ----------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)


762 Lancaster Avenue, Bryn Mawr, Pennsylvania                         19010
---------------------------------------------                       ----------
  (Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:           (610)-527-8000
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


Yes      X           No
     ---------           ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.

27,560,713
----------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
              (In thousands of dollars, except per share amounts)



                                                                                            June 30,     December 31,
                                                                                              1998           1997
                                                                                        ------------------------------
Assets                                                                                    (Unaudited)      (Audited)

Property, plant and equipment, at cost                                                      $703,758       $ 656,011
Less accumulated depreciation                                                                128,058         121,528
                                                                                       ------------------------------
    Net property, plant and equipment                                                        575,700         534,483

Current assets:
    Cash                                                                                       1,192             680
    Accounts receivable, net                                                                  26,254          23,534
    Inventory, materials and supplies                                                          1,947           1,847
    Prepayments and other current assets                                                       1,221           1,002
                                                                                       ------------------------------
    Total current assets                                                                      30,614          27,063


Regulatory assets                                                                             51,135          51,203
Deferred charges and other assets, net                                                         5,427           5,723
                                                                                       ------------------------------

                                                                                            $662,876       $ 618,472
                                                                                       ==============================

Liabilities and Stockholders' Equity

Stockholders' equity:
    6.05% Series B cumulative preferred stock                                                $ 3,220         $ 3,220
    Common stock at $.50 par value, authorized 40,000,000 shares,
         outstanding 27,560,713 and 26,210,654 in 1998 and 1997                               14,043          13,294
    Capital in excess of par value                                                           157,206         128,065
    Retained earnings                                                                         60,357          56,136
    Treasury stock, 525,392 and 376,510 shares in 1998 and 1997                               (9,265)         (5,970)
                                                                                       ------------------------------
    Total stockholders' equity                                                               225,561         194,745
                                                                                       ------------------------------


Long-term debt, excluding current portion                                                    254,443         232,471

Commitments                                                                                        -               -

Current liabilities:
    Current portion of long-term debt and preferred stock of subsidiary                        2,448           6,662
    Loans payable                                                                              5,720          10,400
    Accounts payable                                                                           6,641          10,259
    Accrued interest                                                                           4,531           3,978
    Accrued taxes                                                                              3,144           3,643
    Other accrued liabilities                                                                  9,415           9,755
                                                                                       ------------------------------
    Total current liabilities                                                                 31,899          44,697
                                                                                       ------------------------------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                                          85,547          83,129
    Customers' advances for construction                                                      26,332          25,810
    Other                                                                                     13,109          12,764
                                                                                       ------------------------------
    Total deferred credits and other liabilities                                             124,988         121,703
                                                                                       ------------------------------

Contributions in aid of construction                                                          25,985          24,856
                                                                                       ------------------------------

                                                                                            $662,876       $ 618,472
                                                                                       ==============================



See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (UNAUDITED)

                                                                      Six Months Ended
                                                                          June 30,
                                                                   -------------------------
                                                                        1998         1997
                                                                   -------------------------

Earned revenues                                                        $71,617      $64,336

Costs and expenses
  Operating expenses                                                    27,688       26,363
  Depreciation                                                           7,323        7,296
  Amortization                                                             414           13
  Taxes other than income taxes                                          4,801        4,324
                                                                 ---------------------------
                                                                        40,226       37,996
                                                                 ---------------------------

Operating income                                                        31,391       26,340
Interest expense                                                         9,424        8,960
Dividends on preferred stock of subsidiary                                  15          188
Allowance for funds used during construction                              (372)        (193)
                                                                 ---------------------------

Income before income taxes                                              22,324       17,385
Provision for income taxes                                               9,085        7,051
                                                                 ---------------------------
Net income                                                              13,239       10,334
Dividends on preferred stock                                                98           96
                                                                 ---------------------------
Net income available to common stock                                   $13,141      $10,238
                                                                 ===========================

Basic net income per common share                                       $ 0.48       $ 0.40
                                                                 ===========================
Diluted net income per common share                                     $ 0.48       $ 0.39
                                                                 ===========================
Average common shares outstanding during the period:
   Basic                                                                27,168       25,729
                                                                 ===========================
   Diluted                                                              27,604       26,079
                                                                 ===========================



See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (UNAUDITED)



                                                                     Three Months Ended
                                                                          June 30,
                                                                  --------------------------
                                                                     1998         1997
                                                                  --------------------------

Earned revenues                                                       $37,341       $33,315

Costs and expenses
  Operating expenses                                                   14,020        13,295
  Depreciation                                                          3,720         3,609
  Amortization                                                            208             3
  Taxes other than income taxes                                         2,283         2,082
                                                                  --------------------------
                                                                       20,231        18,989
                                                                  --------------------------

Operating income                                                       17,110        14,326
Interest expense                                                        4,729         4,524
Dividends on preferred stock of subsidiary                                  -            91
Allowance for funds used during construction                             (257)         (103)
                                                                  --------------------------

Income before income taxes                                             12,638         9,814
Provision for income taxes                                              5,154         3,988
                                                                  --------------------------
Net income                                                              7,484         5,826
Dividends on preferred stock                                               49            48
                                                                  --------------------------
Net income available to common stock                                   $7,435        $5,778
                                                                  ==========================

Basic net income per common share                                      $ 0.27        $ 0.23
                                                                  ==========================
Diluted net income per common share                                    $ 0.27        $ 0.22
                                                                  ==========================
Average common shares outstanding during the period:
   Basic                                                               27,466        25,813
                                                                  ==========================
   Diluted                                                             27,868        26,137
                                                                  ==========================


See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)



                                                                              Six Months Ended
                                                                                  June 30,
                                                                        ------------------------------
                                                                             1998           1997
                                                                        ------------------------------
Cash flows from operating activities:
   Net income                                                                 $ 13,239       $ 10,334
   Adjustments to reconcile net income to net
   cash flows from operating activities:
      Depreciation and amortization                                              7,737          7,309
      Deferred taxes, net of taxes on customers' advances                        1,946          1,829
      Net increase in receivables, inventory and prepayments                    (2,856)        (1,051)
      Net decrease in payables, accrued interest and
          other accrued liabilities                                             (3,215)        (6,576)
      Other                                                                       (301)          (509)
                                                                        ------------------------------
      Net cash flows from operating activities                                  16,550         11,336
                                                                        ------------------------------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
    for funds used during construction of $372 and $193                        (21,624)       (12,666)
   Acquisitions of water systems                                               (23,914)          (435)
   Other                                                                           131           (236)
                                                                        ------------------------------
      Net cash flows used in investing activities                              (45,407)       (13,337)
                                                                        ------------------------------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                    941            527
   Repayments of customers' advances                                            (1,084)        (1,244)
   Net proceeds (repayments) of short-term debt                                 (4,680)         2,805
   Proceeds from long-term debt                                                 24,158         17,142
   Repayments of long-term debt                                                 (2,400)       (12,400)
   Redemption of preferred stock of subsidiary                                  (4,214)        (1,428)
   Proceeds from issuing common stock                                           29,046          5,680
   Repurchase of common stock                                                   (3,333)        (1,599)
   Dividends paid on preferred stock                                               (98)           (96)
   Dividends paid on common stock                                               (8,920)        (7,810)
   Other                                                                           (47)           (82)
                                                                        ------------------------------
       Net cash flows from financing activities                                 29,369          1,495
                                                                        ------------------------------

Net increase (decrease) in cash                                                    512           (506)
Cash balance beginning of year                                                     680          1,518
                                                                        ------------------------------
Cash balance at end of period                                                  $ 1,192        $ 1,012
                                                                        ==============================

  See Acquisitions and Water Sale Agreements footnote for description of non-cash investing and financing activities.

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)


                                                                              June 30,      December 31,
                                                                                1998            1997
                                                                           -------------------------------
                                                                             (Unaudited)     (Audited)

Stockholders' equity:
     6.05% Series B cumulative preferred stock                                     $ 3,220        $ 3,220
     Common stock, $.50 par value                                                   14,043         13,294
     Capital in excess of par value                                                157,206        128,065
     Retained earnings                                                              60,357         56,136
     Treasury stock                                                                 (9,265)        (5,970)
                                                                           -------------------------------
Total stockholders' equity                                                         225,561        194,745
                                                                           -------------------------------

Preferred stock of subsidiary with mandatory
     redemption requirements                                                             -          4,214
Current portion of preferred stock of subsidiary                                         -          4,214
                                                                           -------------------------------
                                                                                         -              -
                                                                           -------------------------------

Long-term debt:
First Mortgage Bonds secured by utility plant:
      5.95% Series, due 2002*                                                        1,600          2,000
      6.30% Series, due 2002                                                        10,000         10,000
      5.80% Series, due 2003                                                        10,000              -
      6.83% Series, due 2003                                                        10,000         10,000
      7.47% Series, due 2003                                                        10,000         10,000
      7.06% Series, due 2004                                                        10,000         10,000
      6.82% Series, due 2005                                                        10,000         10,000
      6.99% Series, due 2006                                                        10,000         10,000
      6.75% Series, due 2007                                                        10,000         10,000
      6.14% Series, due 2008                                                        10,000              -
      9.89% Series, due 2008                                                         5,000          5,000
      7.15% Series, due 2008*                                                       20,000         22,000
      9.12% Series, due 2010                                                        20,000         20,000
      6.50% Series, due 2010*                                                        3,200          3,200
      9.17% Series, due 2011                                                         5,000          5,000
      9.93% Series, due 2013                                                         5,000          5,000
      6.89% Series, due 2015                                                        12,000         12,000
      9.97% Series, due 2018                                                         5,000          5,000
      9.17% Series, due 2021*                                                        8,000          8,000
      6.35% Series, due 2025                                                        22,000         22,000
      7.72% Series, due 2025                                                        15,000         15,000
      9.29% Series, due 2026                                                        12,000         12,000
                                                                           -------------------------------
Total First Mortgage Bonds                                                         223,800        206,200
Note payable to bank under revolving credit agreement, due January 2000             31,500         27,128
Installment note payable, 9%, due in equal annual payments through 2013              1,591          1,591
                                                                           -------------------------------
                                                                                   256,891        234,919
Current portion of long-term debt                                                    2,448          2,448
                                                                           -------------------------------
Long-term debt, excluding current portion                                          254,443        232,471
                                                                           -------------------------------
Total capitalization                                                             $ 480,004      $ 427,216
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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)


Note 1            Basis of Presentation

                  The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation ("PSC" or "the Company") at June 30, 1998, the consolidated statements of income for the six months and quarter ended June 30, 1998 and 1997, and the consolidated statements of cash flow for the six months ended June 30, 1998 and 1997 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position at June 30, 1998, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

Note 2            Merger with Consumers Water Company

                  On June 27, 1998, the Company entered into a definitive merger agreement with Consumers Water Company ("Consumers") for approximately 13.2 million shares of PSC common stock (valued at approximately $275 million as of June 27, 1998). The merger, which is subject to several conditions, including the completion of due diligence, the approval of the shareholders of both companies and the various state regulatory agencies, is anticipated to close before the end of the year. Under the terms of the merger agreement, Consumers' common shareholders will receive 1.459 shares of the Company's common stock for each Consumers' common stock and Consumers' preferred shareholders will receive 5.756 shares of the Company's common stock for each preferred share, subject to certain adjustments as provided in the merger agreement. After the merger, Consumers will be a wholly-owned subsidiary of the Company. The merger will be accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16. Consumers is based in Portland, Maine and serves approximately 223,000 customers in service territories covering parts of Ohio, Illinois, Pennsylvania, New Jersey and Maine. The revenues of Consumers for the six months ended June 30, 1998 were $45,942, excluding revenues from its former New Hampshire operations. As of June 30, 1998, Consumers' total assets were $436,494.

Note 3            Acquisitions and Water Sale Agreements

                  In January 1998, Philadelphia Suburban Water Company ("PSW") purchased the water utility assets of West Chester Area Municipal Authority ("West Chester") for $23,804 in cash. The West Chester service territory covers 16 square miles and is contiguous to PSW's territory. The annual revenues of the West Chester system approximate $4,500. Revenues related to West Chester were $1,174 for the second quarter and $1,996 since the date of acquisition.

                  In March 1998, PSW entered into a 25-year water sale agreement with Warwick Township Water and Sewer Authority for the sale of water to supplement its water supply. Warwick Township is located in Bucks County and is near PSW's existing service territory. The agreement stipulates sales of a minimum quantity of 460,000 gallons of water per day to the year 2023. The water sales associated with this agreement are expected to begin in the third quarter of 1998, upon completion of a water main connection from Warwick Township to PSW's service territory. The annual revenues resulting from this water sale agreement are expected to approximate $330.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              (In thousands of dollars, except per share amounts)

                  In April 1998, PSW acquired the water system assets of the Brandywine Hospital complex for $110 in cash and assumed approximately $110 in liabilities. This water supply system is located adjacent to PSW's service territory in Caln Township, Chester County. The annual revenues of this system are expected to approximate $100.

                  In April 1998, PSW entered into an agreement with Bensalem Township, Bucks County for PSW to provide water service to a new development covering a one square mile area in the Township. The service territory is located adjacent to PSW's existing service territory near a major interstate highway interchange in suburban Philadelphia. The revenue from this service territory, once developed, is anticipated to approximate $200 annually.

                  In June 1998, PSW acquired the Flying Hills Water Company ("Flying Hills") in a purchase transaction for 42,000 shares of the Company's Common Stock. The Flying Hills system covers a one square mile service territory in Cumru Township, Berks County near Reading, Pennsylvania and is 16 miles from the nearest edge of PSW's system. The annual revenues of this system approximate $200.

                  The Company continues to actively explore other opportunities to expand its water utility operations through acquisitions or otherwise.

Note 4            Water Rates

                  PSW is permitted by the Pennsylvania Public Utility Commission ("PUC") to add a Distribution System Improvement Charge ("DSIC") to its water bills reflecting the capital costs and depreciation related to certain distribution system improvement projects completed and placed into service between base rate filings. Effective July 1, 1998, the DSIC is set at 0.67% of base water rates after having been reset to zero since PSW's last rate case settlement on October 23, 1997.

                  PSW uses a surcharge or credit on its bills to reflect certain changes in Pennsylvania State taxes until such time as the tax changes are incorporated into base rates. Effective May 18, 1998, PSW was required to initiate a revenue credit of .11% ($110 on an annual basis) of base water rates in order to provide its customers with the savings associated with a decrease in the Pennsylvania Capital Stock Tax rate, which the Company was permitted to recover in the last rate settlement.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)


Philadelphia Suburban Corporation ("PSC" or "the Company"), a Pennsylvania corporation, is the holding Company of Philadelphia Suburban Water Company ("PSW"), a regulated water utility. PSW provides water to approximately 298,700 customers in 96 municipalities within its 481 square-mile service territory. PSW's service territory is located north and west of the City of Philadelphia. In addition, PSW provides water service to approximately 6,600 customers through an operating and maintenance contract with a municipal authority contiguous to its service territory.

                               Financial Condition

During the first half of 1998, the Company acquired the water utility assets of West Chester Area Municipal Authority ("West Chester") for $23,804 in cash, made $21,624 of capital expenditures in PSW's service territory related to routine capital improvements and replacements, redeemed $4,214 of Preferred Stock of subsidiary, repurchased $3,333 of its common stock and, repaid $1,084 of customer advances for construction.

During the first half, proceeds from the issuance of common stock, the proceeds from two long-term debt issues, internally generated funds, available working capital, funds available under the revolving credit agreement and lines of credit were used to fund the cash requirements discussed above, and to pay dividends. In January 1998, PSW issued First Mortgage Bonds of $10,000 6.14% Series due 2008 and $10,000 5.8% Series due 2003 through its medium-term note program. Proceeds from these issues were used to reduce the balance of PSW's revolving credit facility. In February 1998, the Company issued 1.25 million shares of common stock in a public offering for net proceeds of $25,840. The proceeds of this offering were used to make a $19,000 equity contribution in PSW and to repay short-term debt of the Company. PSW used the $19,000 equity contribution from the Company to repay amounts outstanding under its revolving credit facility. Effective with the September 1, 1998 payment, the Company has increased the quarterly dividend on common stock from $.1625 per share to $.17 per share.

At June 30, 1998, the Company and PSW had $9,280 and $1,000 available, respectively under short-term lines of credit and PSW had $18,500 available under its $50,000 revolving credit agreement.

In connection with the merger agreement that the Company has entered into with Consumers, the Company will issue approximately 13.2 million shares of common stock when the merger is completed. The merger is anticipated to close before the end of 1998.

Management believes that internally generated funds along with existing credit facilities and its ability to issue additional long-term debt are adequate to meet the Company's financing requirements for the balance of the year and beyond.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                              Results of Operations

    Analysis of First Six Months of 1998 Compared to First Six Months of 1997

Revenues increased $7,281 or 11.3% as a result of the 7.3% rate increase granted PSW in October 1997, the West Chester and other acquisitions and normal customer growth in PSW's service territory.

Operating expenses increased by $1,325 or 5.0% due to additional operating costs associated with the West Chester acquisition, increased wages and administrative expenses, offset in part by continuing cost containment efforts and the effects of a mild winter, which resulted in a lower number of main breaks that reduced maintenance expenses.

Depreciation increased by $27 or .4% reflecting increased utility plant placed in service since the second quarter of 1997. Depreciation was approximately 2.48% and 2.44% of average utility plant in service in the first half of 1998 and 1997 respectively.

Amortization increased $401 primarily due to the amortization of the costs associated with PSW's 1997 rate filing.

Taxes other than income taxes increased by $477 or 11.0% as a result of an increase in the base on which the Pennsylvania Public Utility Realty Tax ("PURTA"), Capital Stock Tax and local real estate taxes are calculated. The increase in the taxable base for the PURTA and local real estate taxes is due to the acquisitions, primarily West Chester, and capital expenditures completed in the last year. The increase in the Capital Stock Tax is due to the increase in the Company's common equity.

Interest expense increased $464 or 5.2% due to increased borrowings, partially offset by lower interest rates. The increased borrowings since the second quarter of 1997 were used to finance acquisitions, primarily West Chester, and PSW's ongoing capital projects.

Dividends on preferred stock of subsidiary decreased $173 due to the redemption of the remaining shares with a par value of $4,214 in January 1998.

Allowance for funds used during construction increased by $179 primarily due to an increase in the average balance of utility plant construction work in progress.

The Company's effective income tax rate was 40.7% in the first half of 1998 and 40.6% in 1997.

Net income available to common stock increased by $2,903 or 28.4% primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.09 or 23.1% reflecting the improvement in net income, partially offset by a 5.8% increase in the average number of shares outstanding. The increased number of average common shares outstanding during the period is primarily a result of the 1.25 million share stock offering in February 1998, the additional shares sold in 1997 through the Customer Stock Purchase Plan, and the Dividend Reinvestment and Optional Stock Purchase Plan.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


      Analysis of Second Quarter of 1998 Compared to Second Quarter of 1997

Revenues for the quarter increased $4,026 or 12.1% as a result of the 7.3% rate increase granted PSW in October 1997, the West Chester and other acquisitions and normal customer growth in PSW's service territory.

Operating expenses increased by $725 or 5.5% primarily due to the West Chester acquisition, increased wage and administrative expenses and the timing of plant maintenance costs.

Depreciation increased by $111 or 3.1% reflecting the impact of utility plant placed in service since the second quarter of 1997. Depreciation was approximately 2.48% and 2.44% of average utility plant in service in the second quarter of 1998 and 1997, respectively.

Amortization increased $205 primarily due to the amortization of the costs associated with PSW's 1997 rate filing.

Taxes other than income taxes increased $201 or 9.7% as a result of an increase in PURTA, Capital Stock Tax and real estate taxes. The increased taxes are due to a higher bases on which taxes are calculated. The West Chester and other acquisitions and capital expenditures completed in the last year increased PURTA and real estate taxes. The Capital Stock Tax increased due to the Company's higher common equity.

Interest expense increased by $205 or 4.5% due to increased borrowings, partially offset by lower interest rates. The increased borrowings since the second quarter of 1997 were used to finance acquisitions, primarily West Chester, and other PSW's ongoing capital projects.

Dividends on preferred stock of subsidiary decreased $91 due to the redemption of the remaining shares with a par value of $4,214 in January 1998.

Allowance for funds used during construction increased by $154 primarily due to an increase in the average balance of utility plant construction work in progress.

The Company's effective income tax rate was 40.8% in 1998 and 40.6% in 1997.

Net income available to common stock for the quarter increased by $1,657 or 28.7% principally due to the aforementioned factors. Earnings per share on a diluted basis increased $.05 or 22.7% reflecting the improvement in net income, partially offset by a 6.6% increase in the average number of shares outstanding.

                                   Year 2000
                                   ---------

Except for its customer information system, the Company's management information systems are year 2000 compliant in all material respects. The Company is currently installing a new customer information system which, in addition to being year 2000 compliant, will offer additional functionality and will be scalable to meet future customer growth. The installation of the new customer information system will be completed in the first quarter of 1999 and the cost of this system, including installation and conversion from the existing system, is currently estimated at approximately $3,140.


                   Impact of Recent Accounting Pronouncements

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt this statement in 2000 as required. As of June 30, 1998, the Company had no derivative instruments or hedging activities that upon the adoption of SFAS 133 will have an impact on the Company's results from operations or financial condition.

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

Item 4.           Results of Vote of Security Holders

                  The Annual Meeting of Shareholders of Philadelphia Suburban Corporation (the "Company") was held on May 21, 1998 at the headquarters of the Company, 762 Lancaster Avenue, Bryn Mawr, Pennsylvania, pursuant to the Notice sent on or about April 7, 1998 to all shareholders of record at the close of business on March 23, 1998. At that meeting, the following nominees were elected as directors of the Company for terms expiring in the year 2001 and received the votes set forth after their names below:

                  Name of Nominee                  For             Withheld
                  ---------------                  ---             --------

                  Mary C. Carroll                  21,294,970      1,957,836
                  Richard H. Glanton, Esq.         20,780,701      2,469,105
                  Richard L. Smoot                 21,300,879      1,948,927

                  Since the Board of Directors is divided into three classes with one class elected each year to hold office for a three-year term, the term of office for the following directors continued after the Annual Meeting: John H. Austin, Jr.; John W. Boyer, Jr.; Nicholas DeBenedictis; G. Fred DiBona, Jr.; Alan R. Hirsig; John F. McCaughan; and Harvey J. Wilson.

                  In addition to the election of directors, the following proposal was presented at the Annual Meeting and received the votes set forth below:

                  Adoption of the Philadelphia Suburban Corporation 1994 Equity Compensation Plan, as amended and restated effective March 3, 1998.

                                                                      Broker
                      For           Against        Abstentions      Non-Votes
                      ---           -------        -----------      ---------
                  20,734,235       2,075,468         440,103            0

Item 5.           Other Information

                  The Company has entered into an Amended and Restated Merger Agreement and Plan of Merger by and among the Company, Consumers Acquisition Company and Consumers Water Company dated as of August 5, 1998. The Company has filed a copy of the Agreement as an Exhibit to this Form 10-Q.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


Item 6.           Exhibits and Reports on Form 8-K

                  (a)       Exhibits

                            Exhibit No.    Description

                               10.28 Amended and Restated Agreement and Plan of Merger by and among Philadelphia Suburban Corporation,
                                           Consumers Acquisition Company and
                                           Consumers Water Company dated as of
                                           August 5, 1998

                                27         Financial Data Schedule

                  (b)        Report on Form 8-K

                            Current report on Form 8-K filed June 30, 1998 responding to Item 5, Other Events. (related to the Company's announcement of the proposed merger with Consumers Water Company.)

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES




                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.






August 12, 1998                           PHILADELPHIA SUBURBAN CORPORATION
                                          ---------------------------------
                                                      Registrant


                                                 Nicholas DeBenedictis
                                          ---------------------------------
                                                 Nicholas DeBenedictis
                                                Chairman and President






                                                   Michael P. Graham
                                          ---------------------------------
                                                   Michael P. Graham
                                            Senior Vice President - Finance
                                                     and Treasurer

                                  EXHIBIT INDEX



Exhibit No.                         Description                      Page No.

     10.28                  Amended and Restated Agreement and
                            Plan of Merger by and among
                            Philadelphia Suburban Corporation,
                            Consumers Acquistiion Company and
                            Consumers Water Company dated as of
                            August 5, 1998                             16

     27                     Financial Data Schedule                    94