Form 10-Q
period 1998-09-30
PHILADELPHIA SUBURBAN CORP
filed 1998-11-13
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1998

Commission File Number 1-6659



                        PHILADELPHIA SUBURBAN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                           23-1702594
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania                    19010
--------------------------------------------------                ---------
       (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:          (610)-527-8000
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

Yes   X           No
    -----             ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998.

27,666,643
----------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)


                                                                            September 30,     December 31,
                                                                                1998              1997
                                                                          -----------------------------------
Assets                                                                       (Unaudited)            (Audited)

Property, plant and equipment, at cost                                            $ 719,222        $ 656,011
Less accumulated depreciation                                                       132,356          121,528
                                                                          -----------------------------------
    Net property, plant and equipment                                               586,866          534,483
                                                                          -----------------------------------

Current assets:
    Cash                                                                              1,391              680
    Accounts receivable, net                                                         28,131           23,534
    Inventory, materials and supplies                                                 1,830            1,847
    Prepayments and other current assets                                                581            1,002
                                                                          -----------------------------------
    Total current assets                                                             31,933           27,063
                                                                          -----------------------------------


Regulatory assets                                                                    51,096           51,203
Deferred charges and other assets, net                                                5,854            5,723
                                                                          -----------------------------------

                                                                                  $ 675,749        $ 618,472
                                                                          ===================================

Liabilities and Stockholders' Equity

Stockholders' equity:
    6.05% Series B cumulative preferred stock                                       $ 3,220          $ 3,220
    Common stock at $.50 par value, authorized 40,000,000 shares,
         outstanding 27,666,643 and 26,210,654 in 1998 and 1997                      14,100           13,294
    Capital in excess of par value                                                  158,831          128,065
    Retained earnings                                                                64,690           56,136
    Treasury stock, 533,767 and 376,510 shares in 1998 and 1997                      (9,490)          (5,970)
                                                                          -----------------------------------
    Total stockholders' equity                                                      231,351          194,745
                                                                          -----------------------------------


Long-term debt, excluding current portion                                           257,534          232,471

Commitments                                                                               -                -

Current liabilities:
    Current portion of long-term debt and preferred stock of subsidiary               2,448            6,662
    Loans payable                                                                     5,110           10,400
    Accounts payable                                                                  5,713           10,259
    Accrued interest                                                                  4,034            3,978
    Accrued taxes                                                                     5,380            3,643
    Other accrued liabilities                                                        11,178            9,755
                                                                          -----------------------------------
    Total current liabilities                                                        33,863           44,697
                                                                          -----------------------------------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                                 87,253           83,129
    Customers' advances for construction                                             26,304           25,810
    Other                                                                            13,444           12,764
                                                                          -----------------------------------
    Total deferred credits and other liabilities                                    127,001          121,703
                                                                          -----------------------------------

Contributions in aid of construction                                                 26,000           24,856
                                                                          -----------------------------------

                                                                                  $ 675,749        $ 618,472
                                                                          ===================================

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                  (UNAUDITED)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                  -----------------------------
                                                                      1998           1997
                                                                  -----------------------------

Earned revenues                                                        $113,273       $101,090

Costs and expenses
  Operating expenses                                                     42,402         40,829
  Depreciation                                                           11,297         10,681
  Amortization                                                              622             24
  Taxes other than income taxes                                           7,765          6,407
                                                                  -----------------------------
                                                                         62,086         57,941
                                                                  -----------------------------

Operating income                                                         51,187         43,149
Interest expense                                                         14,189         13,423
Dividends on preferred stock of subsidiary                                   15            279
Allowance for funds used during construction                               (577)          (334)
                                                                  -----------------------------

Income before income taxes                                               37,560         29,781
Provision for income taxes                                               15,251         12,074
                                                                  -----------------------------
Net income                                                               22,309         17,707
Dividends on preferred stock                                                146            146
                                                                  -----------------------------
Net income available to common stock                                    $22,163        $17,561
                                                                  =============================

Basic net income per common share                                        $ 0.81         $ 0.68
                                                                  =============================
Diluted net income per common share                                      $ 0.80         $ 0.67
                                                                  =============================
Average common shares outstanding during the period:
   Basic                                                                 27,314         25,825
                                                                  =============================
   Diluted                                                               27,770         26,176
                                                                  =============================






See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                  (UNAUDITED)

                                                          Three Months Ended
                                                             September 30,
                                                       ------------------------
                                                           1998         1997
                                                       ------------------------
Earned revenues                                           $41,656      $36,754

Costs and expenses
  Operating expenses                                       14,714       14,466
  Depreciation                                              3,974        3,385
  Amortization                                                208           11
  Taxes other than income taxes                             2,964        2,083
                                                       ------------------------
                                                           21,860       19,945
                                                       ------------------------

Operating income                                           19,796       16,809
Interest expense                                            4,765        4,463
Dividends on preferred stock of subsidiary                      -           92
Allowance for funds used during construction                 (205)        (141)
                                                       ------------------------

Income before income taxes                                 15,236       12,395
Provision for income taxes                                  6,166        5,023
                                                       ------------------------
Net income                                                  9,070        7,372
Dividends on preferred stock                                   48           49
                                                       ------------------------
Net income available to common stock                       $9,022       $7,323
                                                       ========================

Basic net income per common share                          $ 0.33       $ 0.28
                                                       ========================
Diluted net income per common share                        $ 0.32       $ 0.28
                                                       ========================
Average common shares outstanding during the period:
   Basic                                                   27,601       26,015
                                                       ========================
   Diluted                                                 28,083       26,353
                                                       ========================






See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)




                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    ----------------------------
                                                                                        1998          1997
                                                                                    ----------------------------
Cash flows from operating activities:
   Net income                                                                            $ 22,309      $ 17,707
   Adjustments to reconcile net income to net
   cash flows from operating activities:
      Depreciation and amortization                                                        11,919        10,705
      Deferred taxes, net of taxes on customers' advances                                   3,633         3,485
      Net increase in receivables, inventory and prepayments                               (4,799)       (1,220)
      Net increase (decrease) in payables, accrued interest
          and other accrued liabilities                                                       784        (3,785)
      Other                                                                                  (230)         (703)
                                                                                    ----------------------------
      Net cash flows from operating activities                                             33,616        26,189
                                                                                    ----------------------------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
    for funds used during construction of $577 and $334                                   (37,725)      (22,580)
   Acquisitions of water systems                                                          (23,911)       (1,090)
   Other                                                                                      141          (459)
                                                                                    ----------------------------
      Net cash flows used in investing activities                                         (61,495)      (24,129)
                                                                                    ----------------------------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                               999           854
   Repayments of customers' advances                                                       (1,119)       (1,736)
   Net proceeds (repayments) of short-term debt                                            (5,290)        4,510
   Proceeds from long-term debt                                                            27,245        19,712
   Repayments of long-term debt                                                            (2,400)      (18,419)
   Redemption of preferred stock of subsidiary                                             (4,214)       (1,428)
   Proceeds from issuing common stock                                                      30,505         8,528
   Repurchase of common stock                                                              (3,334)       (1,965)
   Dividends paid on preferred stock                                                         (146)         (146)
   Dividends paid on common stock                                                         (13,609)      (11,957)
   Other                                                                                      (47)          (82)
                                                                                    ----------------------------
       Net cash flows from (used in) financing activities                                  28,590        (2,129)
                                                                                    ----------------------------

Net increase (decrease) in cash                                                               711           (69)
Cash balance beginning of year                                                                680         1,518
                                                                                    ----------------------------
Cash balance at end of period                                                             $ 1,391       $ 1,449
                                                                                    ============================

See Acquisitions and Water Sale Agreements footnote for description of non-cash investing and financing activities.

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
              (In thousands of dollars, except per share amounts)

                                                                            September 30,     December 31,
                                                                                1998              1997
                                                                          -----------------------------------
                                                                             (Unaudited)       (Audited)

Stockholders' equity:
     6.05% Series B cumulative preferred stock                                      $ 3,220          $ 3,220
     Common stock, $.50 par value                                                    14,100           13,294
     Capital in excess of par value                                                 158,831          128,065
     Retained earnings                                                               64,690           56,136
     Treasury stock                                                                  (9,490)          (5,970)
                                                                          -----------------------------------
Total stockholders' equity                                                          231,351          194,745
                                                                          -----------------------------------

Preferred stock of subsidiary with mandatory
     redemption requirements                                                              -            4,214
Current portion of preferred stock of subsidiary                                          -            4,214
                                                                          -----------------------------------
                                                                                          -                -
                                                                          -----------------------------------

Long-term debt:
First Mortgage Bonds secured by utility plant:
      5.95% Series, due 2002*                                                         1,600            2,000
      6.30% Series, due 2002                                                         10,000           10,000
      5.80% Series, due 2003                                                         10,000                -
      6.83% Series, due 2003                                                         10,000           10,000
      7.47% Series, due 2003                                                         10,000           10,000
      7.06% Series, due 2004                                                         10,000           10,000
      6.82% Series, due 2005                                                         10,000           10,000
      6.99% Series, due 2006                                                         10,000           10,000
      6.75% Series, due 2007                                                         10,000           10,000
      6.14% Series, due 2008                                                         10,000                -
      9.89% Series, due 2008                                                          5,000            5,000
      7.15% Series, due 2008*                                                        20,000           22,000
      9.12% Series, due 2010                                                         20,000           20,000
      6.50% Series, due 2010*                                                         3,200            3,200
      9.17% Series, due 2011                                                          5,000            5,000
      9.93% Series, due 2013                                                          5,000            5,000
      6.89% Series, due 2015                                                         12,000           12,000
      9.97% Series, due 2018                                                          5,000            5,000
      9.17% Series, due 2021*                                                         8,000            8,000
      6.35% Series, due 2025                                                         22,000           22,000
      7.72% Series, due 2025                                                         15,000           15,000
      9.29% Series, due 2026                                                         12,000           12,000
                                                                          -----------------------------------
Total First Mortgage Bonds                                                          223,800          206,200
Note payable to bank under revolving credit agreement, due January 2000              34,591           27,128
Installment note payable, 9%, due in equal annual payments through 2013               1,591            1,591
                                                                          -----------------------------------
                                                                                    259,982          234,919
Current portion of long-term debt                                                     2,448            2,448
                                                                          -----------------------------------
Long-term debt, excluding current portion                                           257,534          232,471
                                                                          -----------------------------------
Total capitalization                                                              $ 488,885        $ 427,216
                                                                          ===================================

*Trust indentures relating to these First Mortgage Bonds require annual sinking fund payments.

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands of dollars, except per share amounts)




Note 1   Basis of Presentation

         The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation ("PSC" or "the Company") at September 30, 1998, the consolidated statements of income for the nine months and quarter ended September 30, 1998 and 1997, and the consolidated statements of cash flow for the nine months ended September 30, 1998 and 1997 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position at September 30, 1998, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the consolidated financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997 and the Quarterly Report on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.



Note 2   Merger with Consumers Water Company

         On June 27, 1998, the Company entered into a definitive merger agreement with Consumers Water Company ("Consumers"), which was amended and restated by the parties effective as of August 5, 1998. The merger is subject to several conditions, including the approval of the shareholders of both companies and the various state regulatory agencies. The special meetings of the shareholders of both companies to vote on the merger proposal are scheduled for November 16, 1998. The Company continues to actively pursue the regulatory approvals necessary to close the transaction as early as possible. Because of the state regulatory approval processes, it appears unlikely that all five states will grant approval by the end of the year. The merger will be accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16. Consumers is based in Portland, Maine and serves approximately 223,000 customers in service territories covering parts of Ohio, Illinois, Pennsylvania, New Jersey and Maine. The revenues of Consumers for the nine months ended September 30, 1998 were $72,832, excluding revenues from its former New Hampshire operations. As of September 30, 1998, Consumers' total assets were $442,114.

Note 3   Acquisitions and Water Sale Agreements

         In January 1998, Philadelphia Suburban Water Company ("PSW") purchased the water utility assets of West Chester Area Municipal Authority ("West Chester") for $23,804 in cash. The West Chester service territory covers 16 square miles and is contiguous to PSW's territory. The annual revenues of the West Chester system approximate $4,500. Revenues related to West Chester were $1,278 for the third quarter and $3,274 since the date of acquisition.

         In March 1998, PSW entered into a 25-year water sale agreement with Warwick Township Water and Sewer Authority for the sale of water to supplement its water supply. Warwick Township is located in Bucks County and is near PSW's existing service territory. The agreement stipulates sales of a minimum quantity of 460,000 gallons of water per day to the year 2023. The water sales associated with this agreement began in October 1998, upon completion of a water main connection from Warwick Township to PSW's service territory.

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

         In June 1998, PSW entered into an agreement to purchase the water system assets of the Greenhills Corporate Center for $535 in cash. This water system covers a 0.15 square mile area in Cumru Township, Berks County. PSW has received PUC approval for this acquisition and it is expected to be completed in the fourth quarter of 1998. The annual revenues of this system approximate $40.

         The Company continues to actively explore other opportunities to expand its water utility operations through acquisitions or otherwise.

Note 4   Water Rates

         PSW is permitted by the Pennsylvania Public Utility Commission ("PUC") to add a Distribution System Improvement Charge ("DSIC") to its water bills reflecting the capital costs and depreciation related to certain distribution system improvement projects completed and placed into service between base rate filings. The PUC limits use of the DSIC to periods when a company's return on equity is less than a certain benchmark established by the PUC. As a result of the Company's recent favorable results of operations, the DSIC has been discontinued for the fourth quarter of 1998 and will likely remain discontinued in the first quarter of 1999. Previously, the DSIC had been set at 0.67% of base water rates during the third quarter of 1998 after having been zero since PSW's last rate case settlement in October 1997.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements address, among other things, the Company's: use of cash; projected capital expenditures; the proposed merger with Consumers Water Company; liquidity; Year 2000 disclosure, including statements regarding readiness, remediation, costs, risks and contingency plans; as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, changes in capital requirements and funding, acquisitions and the Year 2000 readiness of third parties with whom the Company deals. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Philadelphia Suburban Corporation ("PSC" or "the Company"), a Pennsylvania corporation, is the holding Company of Philadelphia Suburban Water Company ("PSW"), a regulated water utility. PSW provides water to approximately 300,000 customers in 96 municipalities within its 481 square-mile service territory. PSW's service territory is located north and west of the City of Philadelphia. In addition, PSW provides water service to approximately 6,600 customers through an operating and maintenance contract with a municipal authority contiguous to its service territory.

                               Financial Condition
                               -------------------

During the first nine months of 1998, the Company acquired the water utility assets of West Chester Area Municipal Authority ("West Chester") for $23,804 in cash, made $37,725 of capital expenditures in PSW's service territory related to routine capital improvements and replacements, redeemed $4,214 of Preferred Stock of subsidiary, repurchased $3,334 of its common stock and, repaid $1,119 of customer advances for construction.

During the first nine months, proceeds from the issuance of common stock, the proceeds from two long-term debt issues, internally generated funds, available working capital, funds available under the revolving credit agreement and lines of credit were used to fund the cash requirements discussed above, and to pay dividends. In January 1998, PSW issued First Mortgage Bonds of $10,000 6.14% Series due 2008 and $10,000 5.8% Series due 2003 through its medium-term note program. Proceeds from these issues were used to reduce the balance of PSW's revolving credit facility. In February 1998, the Company issued 1.25 million shares of common stock in a public offering for net proceeds of $25,840. The proceeds of this offering were used to make a $19,000 equity contribution in PSW and to repay short-term debt of the Company. PSW used the $19,000 equity contribution from the Company to repay amounts outstanding under its revolving credit facility. Effective with the September 1, 1998 payment, the Company has increased the quarterly dividend on common stock from $.1625 per share to $.17 per share.

At September 30, 1998, the Company and PSW had $9,890 and $1,000 available, respectively under short-term lines of credit and PSW had $15,409 available under its $50,000 revolving credit agreement.

In connection with the merger agreement with Consumers, the Company will issue approximately 11.8 million shares of common stock based on the exchange formula defined in the merger agreement and the market price of the Company's Common Stock as of October 30, 1998. The Company continues to actively pursue the regulatory approvals necessary to close the transaction as early as possible. Because of the state regulatory approval processes, it appears unlikely that all five states will grant approval by the end of the year.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)



                             Results of Operations
                             ---------------------

  Analysis of First Nine Months of 1998 Compared to First Nine Months of 1997
  ---------------------------------------------------------------------------

Revenues increased $12,183 or 12.1% as a result of the 7.3% rate increase granted PSW in October 1997, the West Chester acquisition, and an increase in water sales associated with the hot dry weather experienced during the summer of 1998.

Operating expenses increased by $1,573 or 3.9% due to the additional operating costs associated with the West Chester acquisition, increased wages and administrative expenses, and higher production costs resulting from the increased volume of water sold in the third quarter. The increased operating costs were partially offset by the effects of the mild winter which resulted in fewer main breaks and reduced maintenance expenses, savings from reduced electric costs as a result of the pilot program under the electric deregulation program in Pennsylvania and continuing cost containment efforts.

Depreciation increased $616 or 5.8% reflecting utility plant placed in service since the third quarter of 1997, including the assets from the West Chester acquisition, and due to increases in depreciation rates resulting from a routine annual service life study completed in the third quarter of 1998. Depreciation was approximately 2.54% and 2.43% of average utility plant in service in the first nine months of 1998 and 1997 respectively.

Amortization increased $598 primarily due to the amortization of the costs associated with PSW's 1997 rate filing.

Taxes other than income taxes increased by $1,358 or 21.2% as a result of increases in the Pennsylvania Public Utility Realty Tax ("PURTA") and local real estate taxes. The increase in the PURTA tax is due to an anticipated additional tax assessment to offset a state-wide deficit in the collection of this tax. In addition, PURTA and local real estate taxes increased due to the acquisition of West Chester and capital expenditures completed in the last year.

Interest expense increased $766 or 5.7% due to increased borrowings, partially offset by lower interest rates. The increased borrowings were used to finance the West Chester acquisition and PSW's ongoing capital projects.

Dividends on preferred stock of subsidiary decreased $264 due to the redemption of the remaining shares with a par value of $4,214 in January 1998.

Allowance for funds used during construction ("AFUDC") increased by $243 or 72.8% due to an increase in the average balance of utility plant construction work in progress.

The Company's effective income tax rate was 40.6 % for the first nine months of 1998 and 40.5% in 1997.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


Net income available to common stock increased by $4,602 or 26.2% primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.13 or 19.4% reflecting the improvement in net income, partially offset by the 5.8% increase in the average number of shares outstanding. The increased number of average shares outstanding during the period is primarily a result of the 1.25 million share stock offering in February 1998 and the additional shares sold through the Dividend Reinvestment Plan and the employee stock and incentive plan.


      Analysis of Third Quarter of 1998 Compared to Third Quarter of 1997
      -------------------------------------------------------------------

Revenues for the quarter increased $4,902 or 13.3% primarily as a result of the 7.3% rate increase granted PSW in October 1997, the West Chester acquisition and an increase in water sales associated with the hot, dry weather experienced during the summer of 1998.

Operating expenses increased $248 or 1.7% primarily due to the West Chester acquisition, increased production costs resulting from the increased volume of water sold and increased wages and administrative costs. The increased operating costs were partially offset by a reduction in insurance expense and savings from reduced electric costs as a result of the pilot program under the electric deregulation program in Pennsylvania.

Depreciation increased $589 or 17.4% reflecting utility plant placed in service since the third quarter of 1997, including the assets from the West Chester acquisition and due to adjustments recorded in the third quarter of 1998 resulting from a routine service life study that was applied for the year-to-date period. Depreciation was approximately 2.51% and 2.37% of average utility plant in the third quarter of 1998 and 1997, respectively.

Amortization increased $197 primarily due to the costs associated with the 1997 rate filing.

Taxes other than income taxes increased by $881 or 42.3% as a result of increases in the Pennsylvania Public Utility Realty Tax ("PURTA") and local real estate taxes. The increase in the PURTA tax is due to an anticipated additional tax assessment to offset a state-wide deficit in the collection of this tax. In addition, PURTA and local real estate taxes increased due to the acquisition of West Chester and capital expenditures completed in the last year.

Interest expense increased $302 or 6.8% due to increased borrowings, partially offset by lower interest rates. The increased borrowings were used to finance the West Chester acquisition and PSW's ongoing capital projects.

Dividends on preferred stock of subsidiary decreased $92 due to the redemption of the remaining shares with a par value of $4,214 in January 1998.

Allowance for funds used during construction ("AFUDC") increased by $64 due to an increase in the average balance of utility plant construction work in progress.

The Company's effective income tax rate was 40.5% in 1998 and 1997.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Net income available to common stock increased by $1,699 or 23.2% primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.04 or 14.3% reflecting the improvement in net income, partially offset by the 6.1% increase in the average number of shares outstanding. The increased number of average shares outstanding during the period is primarily a result of the 1.25 million share stock offering in February 1998 and the additional shares sold through the Dividend Reinvestment Plan and the employee stock and incentive plans.


                                   Year 2000
                                   ---------

Overview
--------

The Company is actively pursuing a Year 2000 Program (the "Program"). The objective of the Program is to ensure that the Company's critical systems and processes that impact the Company's ability to deliver water to its customers will not experience significant interruptions that would interfere with such water service or result in a material business impairment that would have an adverse impact to the Company's operations, liquidity or financial condition as a result of the Year 2000 issue. For purposes of the Program, the Year 2000 issue is defined as whether information technology accurately processes date and time data from, into and between the twentieth and twenty-first centuries, and the years 1999 and 2000 and leap year calculations. The Company's systems and processes being reviewed include: (i) internal systems and processes, consisting of software, databases, information technology hardware and imbedded microprocessors; and (ii) relationships with third parties. The Program involves a systematic approach to the Year 2000 issue consisting of the following steps:
(i) inventorying the component elements of the Company's systems and processes;
(ii) assessing whether there are Year 2000 issues with such systems and processes; (iii) remediation of systems and processes that are identified as having Year 2000 issues; (v) testing the remediation measures that are implemented; and (vi) developing contingency plans. In addition to the Company's Program, the PUC has instituted a formal proceeding for the purpose of determining all matters concerning Year 2000 compliance of all jurisdictional fixed utilities, which would include the Company's primary subsidiary, PSW. The PUC is requiring that utilities affirmatively demonstrate that their mission-critical systems will be Year 2000 compliant by March 31, 1999 or provide the PUC with detailed contingency plans to ensure the uninterrupted continuation of utility service throughout the transition from the twentieth to the twenty-first century, including leap year. PSW has responded to the PUC's initial questionnaire concerning Year 2000 compliance and intends to comply with the PUC's requirements.

The Company's State of Readiness
--------------------------------

Internal Systems and Processes - The Company is evaluating its systems and processes based on a prioritization of the risks they pose to the overall objectives of the Program. Therefore, different systems and processes are in different phases of the overall Program. An inventory of all critical systems and processes has been in progress and the Company intends to complete the inventory in November 1998. An assessment of Year 2000 issues for the Company's critical systems is being performed concurrently with the inventory and the Company intends to complete the assessment process by December 1998. Remediation of critical systems and processes identified to date as having Year 2000 issues are either being implemented or planned. Testing of remediation measures will begin as soon as practicable after the completion of the remediation. Based on the assessment completed to date, the Company intends to complete the remediation and testing of critical systems requiring remediation by March 1999 or to develop contingency plans for critical systems and processes that it may not be able to verify as being compliant by March 1999.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


Relationships with Third Parties - The Company's relationships with third parties that may be affected by the Year 2000 issue may be classified into three categories; customers; suppliers; and third party software vendors. Based on 1997 revenues, approximately 67% of the Company's revenues are from residential customers, 23% from commercial customers (consisting primarily of apartments, colleges, hospitals, small businesses and municipalities), and 6% from fire protection services. It is not anticipated that water use by customers in these categories will be significantly affected by the Year 2000 issue. The Company's industrial customers represent approximately 4% of its total 1997 revenues and the Company intends to contact its largest industrial customers to determine whether they anticipate any adverse effect on their demand for water as a result of the Year 2000 issue. No single customer accounted for more than one percent of the Company's 1997 revenues. The Company has contacted its key suppliers to determine their Year 2000 compliance status and the responses received to date indicate that such suppliers are or intend to be Year 2000 compliant. Because of the substantial electric power requirements of the Company's water treatment and distribution systems, electric power supply may be the most critical supplier relationship. To date, the Company's electric supplier, which is also subject to the PUC's review, has indicated that it expects to be Year 2000 compliant by October 31, 1999. Third party vendors of critical software systems have been contacted regarding the compliance status of their software and either the vendors have represented that their software packages are compliant or the software is being remedied as part of the Company's Year 2000 Program.

The Costs to Address the Company's Year 2000 Issues
---------------------------------------------------

The Company estimates its cost to date for its Year 2000 Program to be approximately $2,400, including the costs for a new customer billing system that the Company is implementing to provide added capacity and capabilities. The Company presently estimates that it will spend an additional amount of approximately $2,000 to bring all of its critical systems into compliance.

The Risks of the Company's Year 2000 Issues
-------------------------------------------

A material Year 2000 noncompliance could result in an interruption in, or failure of, certain normal business activities or operations. Such noncompliance could materially and adversely affect the Company's water service and results of operations, liquidity and financial condition. Because of the uncertainty inherent in the Year 2000 issue, due in part from the uncertainty of the Year 2000 readiness of third party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 noncompliances will have a material impact on the Company. The Company's Year 2000 Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of its material vendors and suppliers. The Company believes that, with the completion of its Program, the possibility of significant interruptions of normal operations should be reduced.

The Company's Contingency Plans
-------------------------------

The Company is evaluating contingency plans in the event that any critical systems or processes cannot be verified as Year 2000 compliant by March 1999. Contingency plans may also be developed for certain other critical systems, notwithstanding a determination of their Year 2000 compliance, if such systems would have a significant effect on the Company's ability to deliver water to its customers. The Company intends to complete its contingency planning process by March 1999.

Forward-looking Statements
--------------------------

The statements in the Company's Year 2000 disclosure contain forward-looking statements and should be read in conjunction with the Company's disclosure under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES



                           Part II. Other Information
                           --------------------------

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

Item 5.           Other Information
                  -----------------

                  The Company has entered into an Amended and Restated Merger Agreement and Plan of Merger by and among the Company, Consumers Acquisition Company and Consumers Water Company dated as of August 5, 1998. The Company has filed a copy of the Agreement as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. A Registration Statement on Form S-4 in connection with the merger was filed with the Securities and Exchange Commission on September 21, 1998.

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






November 12, 1998

                                           PHILADELPHIA SUBURBAN CORPORATION
                                           ---------------------------------
                                                       Registrant


                                                /s/ Nicholas DeBenedictis
                                            ------------------------------------
                                                  Nicholas DeBenedictis
                                                 Chairman and President






                                                  /s/ Michael P. Graham
                                            ------------------------------------
                                                    Michael P. Graham
                                             Senior Vice President - Finance
                                                      and Treasurer

                                 EXHIBIT INDEX



Exhibit No.                      Description                     Page No.
-----------                -----------------------               --------
  27                       Financial Data Schedule                   18