Form 10-K
period 1998-12-31
PHILADELPHIA SUBURBAN CORP
filed 1999-03-30
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998                      Commission File
                                                                 number 1-6659

                        PHILADELPHIA SUBURBAN CORPORATION
             (Exact name of registrant as specified in its charter)

             Pennsylvania                               23-1702594
----------------------------------------   ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

       762 W. Lancaster Avenue,
       Bryn Mawr, Pennsylvania                          19010-3489
----------------------------------------   -------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including
area code:                                            (610)-527-8000
                                           -------------------------------------

Securities registered pursuant to Section
12(b) of the Act:
                                                 Name of each exchange on
           Title of each class                       which registered
----------------------------------------   -------------------------------------
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

Yes  __x__          No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1999. $721,807,021

          For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by March 11, 1999, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.

The number of shares outstanding of each of the registrant's classes of common stock as of March 11, 1999. 40,812,334

Documents incorporated by reference

     (1) Portions of registrant's 1998 Annual Report to Shareholders have been incorporated by reference into Parts I and II of this Form 10-K Report.

     (2) Portions of the Proxy Statement, relative to the May 20, 1999 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, have been incorporated by reference into Part III of this Form 10-K Report.

                                     PART I

Item 1. Business


     Philadelphia Suburban Corporation ("PSC" or the "Registrant"), a Pennsylvania corporation, was incorporated in 1968. The information appearing in "Management's Discussion and Analysis" from the portions of PSC's 1998 Annual Report to Shareholders filed as Exhibit 13.6 to this Form 10-K Report is incorporated by reference herein.


     The business of PSC is conducted almost entirely through its subsidiary Philadelphia Suburban Water Company ("PSW"), a regulated public utility. PSW supplies water to approximately 300,000 residential, commercial, industrial and public customers. PSW's service territory covers 481 square miles, comprising a large portion of the suburban area west and north of the City of Philadelphia. This territory is primarily residential in nature and is completely metered for water service, except for fire hydrant service. In addition, PSW provides water service to approximately 6,600 customers through an operating and maintenance contract with a municipal authority which is contiguous to its service territory. Based on the 1990 census, PSW estimates that the total number of persons currently served is approximately 1,000,000. Excluding the customers that were added at the time of acquisitions in the last three years, customer accounts have grown at an average annual rate of approximately 1.1% for the last three years. Including acquisitions, the customer base increased at an annual compound growth rate of 4.3% over the last three years.

     Operating revenues during the twelve months ended December 31, 1998 were derived approximately as follows:



         65.4%        from residential customers
         21.7%        from commercial customers
          4.3%        from industrial customers
          1.4%        from public customers
          6.2%        from fire protection services
          1.0%        from sales to other water utilities and
                         miscellaneous customers
        -----
        100.0%
        =====


     On March 10, 1999, the Company and Consumers Water Company ("Consumers") completed a merger with and into a wholly-owned subsidiary of the Company. The merger was effected pursuant to the June 27, 1998 merger agreement, which was amended and restated by the parties effective as of August 5, 1998. The merger was completed after the transaction received the approvals from the state utility commissions in each state in which the companies operate. The shareholders of each company approved the merger at special meetings held on November 16, 1998. Pursuant to the merger agreement, the Company issued 13,014,015 shares of common stock in exchange for all of the outstanding stock of Consumers. Consumers common shareholders received 1.432 shares of the Company's Common Stock for each Consumers common share and Consumers preferred shareholders received 5.649 shares of the Company's Common Stock for each preferred share. The merger will be accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16. Consumers serves approximately 226,000 customers in service territories covering parts of Pennsylvania, Ohio, Illinois, New Jersey and Maine. Because the merger was not completed until after December 31, 1998, the financial information, operating data and discussions contained in this report, unless indicated or captioned otherwise, relate to the Company without consideration to the impact of the merger.

     During 1998, PSW made the following acquisitions and obtained related service territory rights: in January, the water utility assets of West Chester Area Municipal Authority; in April, the water system assets of Brandywine Hospital; in June, the Flying Hills Water Company; and in November, the water system assets of the Greenhills Corporate Center. The systems acquired in 1998 incorporate 17 square miles of service area contiguous or near PSW's existing territory. The total purchase price for the four water systems acquired in 1998 was $24,498,000 in cash and 42,000 shares of the Company's Common Stock. The annual revenues from these systems approximate $4,800,000, and revenues included in the consolidated financial statements during the period owned by PSW were $4,627,000. During 1998, PSW entered into a long-term water sale agreement and an agreement with a local township to serve a one square mile territory: in March, PSW entered into a 25-year water sale agreement with Warwick Township Water and Sewer Authority for the sale of water to supplement its water supply; and in April, PSW entered into an agreement with Bensalem Township, Bucks County to provide water service to a new development in the Township. Once fully developed over time, the annual revenues from these agreements are anticipated to approximate $500,000.

     Since December 1992, PSW has acquired 25 local water systems and two small wastewater utilities. During 1997, PSW made the following acquisitions and obtained related service territory rights: in January, the water utility assets of Cherry Water Company; in September, the water utility assets of Perkiomen Township Authority; and in September, both the water and wastewater utility assets of the Peddler's View Utility Company. During 1996, PSW made the following acquisitions and obtained related service territory rights: in October, the water utility assets of Hatboro Borough Authority; in November, Utility Group Services Corporation ("UGS") which owned three water utilities and a wastewater utility; in December, the water utility assets of Bristol Borough Water and Sewer Authority; and at various times during 1996 the water utility assets of three smaller water systems. During various times in 1995, 1994, 1993, and 1992 PSW acquired the water utility assets of ten water systems. Combined, the 21 water systems and two wastewater systems acquired since December 1992 and prior to 1998 added 136 square miles of service territory near or adjacent to PSW's service territory and had revenues of $17,886,000 in 1998.

       Selected operating statistics. Set forth below is a table showing certain selected operating statistics for PSW for the past three years.

                                                                                  1998           1997            1996
                                                                          -----------------------------------------
                                                                          C>
Revenues from water sales (000's omitted)
          Residential                                                     $ 96,244        $ 87,783        $ 79,056
          Commercial                                                        32,029          27,807          26,504
          Industrial                                                         6,297           5,126           4,823
          Public                                                             2,108           1,496           1,373
          Fire protection                                                    9,096           8,323           8,140
          Other                                                              1,442             995             438
          Tax Surcharge (credit)                                              (101)              -              (1)
          Distribution System Improvement Charge                               229           1,104               -
                                                                          -----------------------------------------

               Total                                                      $147,344       $ 132,634       $ 120,333
                                                                          =========================================

Water sales (million gallons)
          Residential                                                       19,941          19,142          17,228
          Commercial                                                         9,313           8,819           8,236
          Industrial                                                         2,471           2,302           1,768
          Public                                                               496             396             354
          Fire protection - metered                                             69              73              84
          Other                                                                821             750              25
                                                                          -----------------------------------------

               Total                                                        33,111          31,482          27,695
                                                                          =========================================

System delivery by source (million gallons)
          Surface (including Upper Merion
            reservoir)                                                      31,438          29,470          27,278
          Wells                                                              6,237           6,378           5,136
          Purchased                                                          2,025           2,023           2,055
                                                                          -----------------------------------------

               Total                                                        39,700          37,871          34,469
                                                                          =========================================

Number of metered customers (end of year)*
          Residential                                                      278,436         268,550         265,746
          Commercial                                                        15,032          13,512          13,422
          Industrial                                                           744             708             716
          Public                                                               919             823             797
          Fire protection                                                    4,710           3,911           3,449
          Other                                                                  9              12              11
                                                                          -----------------------------------------

          Total                                                            299,850         287,516         284,141
                                                                          =========================================

Average consumption per
   customer in gallons                                                     112,745         110,143         103,206
                                                                          =========================================

* Excludes customers served under operating and maintenance contracts.

     Water supplies and usage. PSW's principal supply of water is surface water from the Schuylkill River, Delaware River, eight rural streams which are tributaries of the Schuylkill and Delaware Rivers, and the Upper Merion Reservoir, a former quarry now impounding groundwater. All of these are either within or adjacent to PSW's service territory. PSW holds the appropriate water rights and regulatory approvals to use these sources. PSW has six impounding reservoirs and has eight treatment and pumping facilities to provide storage and treatment of these surface water supplies.

     The Pennsylvania Department of Environmental Protection ("DEP") has regulatory power with respect to sources of supply and the construction, operation and safety practices for certain dams and other water containment structures under the Pennsylvania Dam Safety and Encroachments Act. PSW's dams are in compliance with these requirements in all material respects.

     PSW's surface supplies are supplemented by 61 wells. PSW also has interconnections with: the Chester Water Authority, which provides for a maximum supply of up to 6.75 million gallons per day ("mgd"); and the Bucks County Water and Sewer Authority, which provides for a supply of up to 7.0 mgd. Agreements regarding these interconnections require PSW to purchase certain minimum amounts of water.

     PSW believes it possesses all the necessary permits to obtain its supply of water from all of the sources described above. The minimum safe yield of all sources of supply described above, based on low stream flows of record with respect to surface supplies, is as follows:

            Surface supplies                 119.3 mgd
            Wells                             23.7
            Purchased supplies                 8.5
                                             ------
                    Total                    151.5 mgd
                                             ======

     During periods of normal precipitation, the water available is more than the minimum shown above. Under normal operating conditions, PSW can deliver a maximum of 175.9 mgd to its distribution system for short periods of time. The average daily sendout for 1998, 1997 and 1996 was 108.8, 103.8 and 94.2 mgd, respectively.

     The maximum demand ever placed upon PSW's facilities for one month occurred during August 1998, when sendout averaged 121.7 mgd. The peak day of record occurred during July 1997 when water use reached 142.5 mgd.

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

     Energy supplies. PSW does all of its pumping using electric power and energy supplies have been sufficient to meet PSW's customer demand. In December 1996, the Governor of Pennsylvania signed into law the Electricity Generation Customer Choice and Competition Act ("Electric Act") which provides for the restructuring of the electric utility industry in Pennsylvania. The Electric Act requires the unbundling of electric services into separate generation, transmission and distribution services with open competition for generation. PSW has negotiated an electric supply contract with a provider and believes that the provider has the resources and supply adequate to meet PSW's demand.

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

     PSW's raw water supplies have been adequate to meet customer demand for the past five years principally because of its six impounding reservoirs. However, PSW's customers may be required to comply with the Commonwealth and DRBC water use restrictions, even if PSW's supplies are adequate.

     In December 1998 and October 1997, the DRBC issued drought warnings for the Delaware River Basin which includes PSW's service territory. The DRBC lifted the drought warnings in February 1999 and January 1998, respectively. Under a drought warning, the DRBC asks for voluntary restrictions on water use, particularly non-essential uses of water. In September 1995, the Governor of the Commonwealth declared a drought emergency in the counties served by PSW. The drought emergency imposed a mandatory ban on all nonessential water usage by PSW's customers. The drought emergency was lifted by the end of 1995. Because these actions were issued at times other than the summer months, when nonessential and recreational use of water has traditionally declined, the restrictions did not have a significant impact on PSW revenues. Throughout the drought warnings and drought emergency described above, PSW maintained adequate storage levels of treated water and had sufficient quantities of raw water. No other drought restrictions were imposed by the Commonwealth or DRBC in the preceding five years.

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

         In 1996, the PUC approved a mechanism, the Distribution System Improvement Charge ("DSIC"), which allows Pennsylvania water utilities to add a surcharge to their water bills to offset the additional depreciation and capital costs associated with certain non-revenue producing, non-expense reducing capital expenditures related to replacing and rehabilitating distribution systems. The DSIC mechanism is intended to eliminate many of the disincentives faced by water utilities in rehabilitating their distribution systems. These disincentives, often referred to as regulatory lag, are due to the rate making process which, prior to the establishment of the DSIC mechanism, required water utilities to absorb all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues. The DSIC may be adjusted quarterly based on additional qualified capital expenditures made in the previous quarter, but may never exceed 5% of the base rates in effect. The PUC limits use of the DSIC to periods when a company's return on equity is less than a benchmark it establishes each quarter. The DSIC is reset to zero when new base rates that reflect the costs of those additions become effective.

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

     In May 1996, the EPA issued the first rule of a three-rule package addressing Disinfection By-Products ("DBP") and monitoring of disease-causing micro-organisms. DBP's are chemicals formed during the drinking water treatment process. The first rule is an Information Collection Rule ("ICR") designed to collect data to be used in developing further rules. As required, PSW began sampling under the requirements of the ICR in July 1997 and completed the ICR phase in December 1998. Studies by the EPA on the data collected may result in new treatment standards and processes. In December 1998, the EPA issued additional rules concerning DBP and PSW meets the requirements of these new rules.

     PSW is also subject to other environmental statutes administered by the EPA and DEP. These include the Federal Clean Water Act ("FCWA") and the Resource Conservation and Recovery Act ("RCRA"). Under the FCWA, the Company must obtain National Pollutant Discharge Elimination System ("NPDES") permits for discharges from its water treatment stations. PSW currently maintains six NPDES permits relating to its water treatment plants, which are subject to renewal every five years. PSW presently meets all NPDES requirements. Although management recognizes that permit renewal may become more difficult if more stringent guidelines are imposed, no significant obstacles to permit renewal are presently foreseen.

     Under RCRA, PSW is subject to specific regulations regarding the solid waste generated from the water treatment process. The DEP promulgated a "Final Rulemaking" for solid waste (Residual Waste Management) in July 1992. PSW' obtained the permits for its three residual waste disposal sites in accordance with regulatory requirements. The terms of the permits are for a period of ten years and the renewals are due in 2008.

     PSW operates the Little Washington Wastewater Company ("LWW"), a wastewater utility which serves approximately 500 customers in two service territories that are located within the service territory of PSW. LWW is subject to regulation by the EPA and DEP, and is subject to environmental statutes, including FCWA and RCRA. LWW currently maintains permits for its wastewater treatment stations in accordance with FCWA and is presently in compliance with all standards and treatment requirements promulgated to date.

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


                                    Year 2000

Overview

     The Company is actively pursuing a Year 2000 Program (the "Program"). The objective of the Program is to provide reasonable assurance that the Company's critical systems and processes that impact the Company's ability to deliver water to its customers will not experience significant interruptions that would interfere with such water service or result in a material business impairment that would have an adverse impact to the Company's operations, liquidity or financial condition as a result of the Year 2000 issue. For purposes of the Program, the Year 2000 issue is defined as whether information technology accurately processes date and time data from, into and between the twentieth and twenty-first centuries, and the years 1999 and 2000 and leap year calculations. The Company's systems and processes being reviewed include: (i) internal systems and processes, consisting of software, databases, information technology hardware and imbedded microprocessors; and (ii) relationships with third parties. The Program involves a systematic approach to the Year 2000 issue consisting of the following steps: (i) inventorying the component elements of the Company's systems and processes; (ii) assessing whether there are Year 2000 issues with such systems and processes; (iii) remediation of systems and processes that are identified as having Year 2000 issues; (iv) testing the remediation measures that are implemented; and (v) developing contingency plans. In addition to the Company's Program, the PUC has instituted a formal proceeding for the purpose of determining all matters concerning Year 2000 compliance of all jurisdictional fixed utilities, which would include the Company's primary subsidiary, PSW. The PUC is requiring that utilities affirmatively demonstrate that their mission-critical systems will be Year 2000 compliant by March 31, 1999 or provide the PUC with detailed contingency plans for the continuation of utility service throughout the transition from the twentieth to the twenty-first century, including leap year. PSW has responded to the PUC's initial questionnaire concerning Year 2000 compliance and intends to comply with the PUC's requirements.

The Company's State of Readiness

Internal Systems and Processes - The Company is evaluating its systems and processes based on a prioritization of the risks they pose to the overall objectives of the Program. Therefore, different systems and processes are in different phases of the overall Program. An inventory of all critical systems and processes was completed in November 1998. An assessment of Year 2000 issues for the Company's critical systems was completed in December 1998. As a result of the assessment, it was determined that none of the internal systems and processes directly related to the treatment and distribution of water to its customers would be significantly affected by the Year 2000 issue. Some financial and office systems may be affected and the remediation or replacement and testing of these systems has started. It is anticipated that remediation or replacement and testing of these systems will be completed by mid-1999.

Relationships with Third Parties - The Company's relationships with third parties that may be affected by the Year 2000 issue may be classified into three categories: customers; suppliers; and third party software vendors. Based on 1998 revenues, approximately 65% of the Company's revenues are from residential customers, 21% from commercial customers (consisting primarily of apartments, colleges, hospitals, small businesses and municipalities), and 6% from fire protection services. It is not anticipated that water use by customers in these categories will be significantly affected by the Year 2000 issue. The Company's industrial customers represent approximately 4% of its total 1998 revenues and the Company intends to contact its largest industrial customers to determine whether they anticipate any adverse effect on their demand for water as a result of the Year 2000 issue. No single customer accounted for more than one percent of the Company's 1998 revenues. The Company has contacted its key suppliers to determine their Year 2000 compliance status and the responses received to date indicate that such suppliers are or intend to be Year 2000 compliant. Because of the substantial electric power requirements of the Company's water treatment and distribution systems, electric power supply may be the most critical supplier relationship. To date, the Company's electric supplier, which is also subject to the PUC's review, has indicated that it expects to be Year 2000 compliant by October 31, 1999. Third party vendors of critical software systems have been contacted regarding the compliance status of their software and either the vendors have represented that their software packages are compliant or the software is being remedied as part of the Company's Year 2000 Program.

The Costs to Address the Company's Year 2000 Issues

     The Company estimates its cost to date for its Year 2000 Program to be approximately $3,200,000 which includes the costs to develop a new customer billing system that the Company is implementing to provide added capacity and capabilities. The Company presently estimates that it will spend an additional amount of approximately $1,500,000 to bring all of its critical systems into compliance.

The Risks of the Company's Year 2000 Issues

     A material Year 2000 noncompliance could result in an interruption in, or failure of, certain normal business activities or operations. Such noncompliance could materially and adversely affect the Company's water service and results of operations, liquidity and financial condition. Because of the uncertainty inherent in the Year 2000 issue, due primarily from the uncertainty of the Year 2000 readiness of third party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 noncompliances will have a material impact on the Company. The Company's Year 2000 Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of its key vendors and suppliers. The Company believes that, with the completion of its Program, the possibility of significant interruptions of normal operations should be reduced.

The Company's Contingency Plans

     The Company is evaluating contingency plans in the event that any critical systems or processes or vender relationships cannot be verified as Year 2000 compliant by March 1999. Contingency plans may also be developed for certain other critical systems, notwithstanding a determination of their Year 2000 compliance, if such systems would have a significant effect on the Company's ability to deliver water to its customers. The Company intends to complete its contingency planning process for its mission critical systems by March 1999.

Forward-looking Statements

     The statements in the Company's Year 2000 disclosure contain forward-looking statements and should be read in conjunction with the Company's disclosure under the "Forward-looking Statements" section "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                               Employee Relations

     As of December 31, 1998, the Registrant employed a total of 542 full-time persons. Hourly employees of PSW are represented by the International Brotherhood of Firemen and Oilers, Local No. 473. The contract with the union expires on December 1, 2001. Management considers its employee relations to be good.

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

     The property of PSW consists of a waterworks system devoted to the collection, storage, treatment and distribution of water in its service territory. Management considers that its properties are maintained in good operating condition and in accordance with current standards of good waterworks practice. The following table summarizes the principal physical properties owned by PSW:

                              No. of                                               Square Feet
Location                    Buildings                 Description                   Floor Area
------------------------------------------------------------------------------------------------------
Pennsylvania                     7         Office & warehouse                        179,413
Pennsylvania                    19         Pumping stations and
                                                treatment buildings                  235,200
Pennsylvania                    23         Well stations                         Approx. 600 ea.
Pennsylvania                    38         Well stations                         Approx. 150 ea.
Pennsylvania                    52         Booster stations                     Approx. 1,100 ea.

     In addition, PSW also owns 77 storage facilities for treated water throughout its service territory with a combined capacity of 167.54 million gallons and six surface water impounding reservoirs. The water utility also owns approximately 3,523 miles of transmission and distribution mains, has 299,850 active metered services and 14,388 fire hydrants.

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

                       Results of Vote of Security Holders

     The Special Meeting of Shareholders of PSC was held on November 16, 1998 at the headquarters of the Company, 762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania, pursuant to the Notice sent on or about October 2, 1998 to all shareholders of record at the close of business on September 18, 1998. At that meeting, the shareholders were asked to act upon the following proposals:

     1. Approval of the Amended and Restated Agreement and Plan of Merger, dated as of August 5, 1998 (the "Merger Agreement"), by and among PSC, Consumers Acquisition Company ("Acquisition") and Consumers Water Company ("Consumers"), providing for the merger of Consumers with and into Acquisition, a wholly-owned subsidiary of PSC.

                  For                  Against                Abstentions
              ----------               -------                -----------
              20,029,416               188,612                  177,946


     2. Approval of an amendment to PSC's Articles of Incorporation increasing the authorized shares of PSC common stock, par value $.50 per share from 40,000,000 to 100,000,000.

                  For                  Against                Abstentions
              ----------               -------                -----------
              18,675,085              1,511,642                 209,247

     3. Approval of an amendment to PSC's 1994 Equity Compensation Plan (the "Equity Compensation Plan") to increase from 1,900,000 to 2,900,000, the aggregate authorized shares of the PSC Common Stock that may be issued or transferred under the Equity Compensation Plan and to adopt certain other amendments to the terms of the Equity Compensation Plan necessary for the issuance of options to holders of options to purchase Consumers Common Stock pursuant to the Merger Agreement.


                  For                  Against                Abstentions
              ----------               -------                -----------
              18,620,728              1,357,866                 417,380

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     The Company's common stock is traded on the New York Stock Exchange and the Philadelphia Stock Exchange. As of March 11, 1999, there were approximately 20,642 holders of record of the Company's common stock.

     The following selected quarterly financial data of the Company is in thousands of dollars, except for per share amounts:

                                                                                                           Total
                                                       First        Second       Third        Fourth       Year
                                                 -------------------------------------------------------------------
1998
--------------------------------------------------------------------------------------------------------------------
Operating revenues                                    $34,276      $37,341      $41,656       $37,704     $ 150,977
Operations and maintenance                             13,668       14,020       14,714        15,772        58,174
Net income available to common
  stock                                                 5,706        7,435        9,022         6,461        28,624
Basic net income per common share                        0.21         0.27         0.33          0.23          1.04
Diluted net income per common share                      0.21         0.27         0.32          0.23          1.03
Dividend paid per common share                         0.1625       0.1625       0.1700        0.1700        0.6650
Price range of common stock
  - high                                                25.75        22.56        28.19         30.06         30.06
  - low                                                 19.56        18.88        20.50         23.00         18.88

1997
--------------------------------------------------------------------------------------------------------------------
Operating revenues                                    $31,021      $33,315      $36,754       $35,081     $ 136,171
Operations and maintenance                             13,068       13,295       14,466        15,070        55,899
Net income available to common
  stock                                                 4,460        5,778        7,323         5,432        22,993
Basic net income per common share                        0.17         0.23         0.28          0.21          0.89
Diluted net income per common share                      0.17         0.22         0.28          0.21          0.88
Dividend paid per common share                          0.152        0.152        0.159         0.159         0.622
Price range of common stock
  - high                                                15.47        15.10        18.00         22.18         22.18
  - low                                                 11.72        11.44        14.07         15.10         11.44

High and low prices of the Company's common stock are as reported on the New York Stock Exchange Composite Tape.

Following is a recent history of income from continuing operations and common dividends of the Company:

-----------------------------------------------------------------------------
                                               Basic
                                             income per
                                             share from           Dividend
                   Cash dividend             continuing            payout
                  per common share           operations            ratio
-----------------------------------------------------------------------------

      1994           $ 0.55                    $ 0.68               81%
      1995             0.57                      0.75               76%
      1996             0.59                      0.79               75%
      1997             0.62                      0.89               70%
      1998             0.67                      1.04               64%
-----------------------------------------------------------------------------

     Dividends have averaged approximately 72% of income from continuing operations during this period. In 1998, the dividend rate increased by 4.6%. As a result, beginning with the dividend payable in September 1998, the annual dividend rate increased to $.68 per share.

Item 6. Selected Financial Data

     The information appearing in the section captioned "Summary of Selected Financial Data" from the portions of the Company's 1998 Annual Report to Shareholders filed as Exhibit 13.6 to this Form 10-K Report is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information appearing in the section captioned "Management's Discussion and Analysis" from the portions of the Company's 1998 Annual Report to Shareholders filed as Exhibit 13.6 to this Form 10-K Report is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

     Information appearing under the captions "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Cash Flow Statements" "Consolidated Statements of Capitalization" and "Notes to Consolidated Financial Statements" from the portions of the Company's 1998 Annual Report to Shareholders filed as Exhibit 13.6 to this Form 10-K Report is incorporated by reference herein. Also, the information appearing in the section captioned "Reports on Financial Statements" from the portions of the Company's 1998 Annual Report to Shareholders filed as Exhibit 13.6 to this Form 10-K Report is incorporated by reference herein.

Item 9. Disagreements on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

     The information appearing in the section captioned "Information Regarding Nominees and Directors" of the Proxy Statement relating to the May 20, 1999, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Executive Officers of the Registrant

     The following table and the notes thereto set forth information with respect to the executive officers of the Registrant, including their names, ages, positions with the Registrant and business experience during the last five years:

                                  Position with the Registrant
Name                      Age     and date of election (1)
----                      ---     ----------------------------
Nicholas DeBenedictis     53      President and Chairman (May 1993 to present);
                                  President and Chief Executive Officer (July
                                  1992 to May 1993); Chairman and Chief
                                  Executive Officer, Philadelphia Suburban Water
                                  Company (July 1992 to present); President,
                                  Philadelphia Suburban Water Company (February
                                  1995 to January 1999) (2)

Morrison Coulter          62      President, Philadelphia Suburban Water Company
                                  (January 1999 to present); Senior Vice
                                  President - Production, Philadelphia Suburban
                                  Water Company (February 1996 to January 1999);
                                  Vice President - Production, Philadelphia
                                  Suburban Water Company (April 1989 to February
                                  1996) (3)


Richard R. Riegler        52      Senior Vice President - Engineering and
                                  Environmental Affairs (January 1999 to
                                  present); Senior Vice President - Operations,
                                  Philadelphia Suburban Water Company (April
                                  1989 to January 1999) (4)

Roy H. Stahl              46      Senior Vice President and General Counsel
                                  (April 1991 to present) (5)

Michael P. Graham         50      Senior Vice President - Finance and Treasurer
                                  (March 1993 to present) (6)


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

(3) Mr. Coulter was Superintendent of Pumping Facilities from 1971 to 1982. From 1982 to 1987 he served as Manager - Electrical/Mechanical Department and from 1987 to 1989 he was Assistant Vice President Production.

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

(6) Mr. Graham was Controller of the Company from 1984 to September 1990, and from September 1990 to May 1991 he was Chief Financial Officer and Treasurer. From May 1991 to March 1993, Mr. Graham was Vice President Finance and Treasurer.


Item 11. Executive Compensation

     The information appearing in the sections captioned "Executive Compensation" of the Proxy Statement relating to the May 20, 1999, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information appearing in the sections captioned "Ownership of Common Stock" of the Proxy Statement relating to the May 20, 1999, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information appearing in the sections captioned "Certain Relationships and Related Transactions" of the Proxy Statement relating to the May 20 1999, annual meeting of shareholders of the Company, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements. The following is a list of the consolidated financial statements of the Company and its subsidiaries and supplementary data incorporated by reference in Item 8 hereof:

         Management's Report

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 1998 and 1997

         Consolidated Statements of Income - 1998, 1997 and 1996

         Consolidated Statements of Cash Flow - 1998, 1997, and 1996

         Consolidated Statements of Capitalization - December 31, 1998 and 1997

         Notes to Consolidated Financial Statements

Financial Statement Schedules. The financial statement schedules, or supplemental schedules, filed as part of this annual report on Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Reports on Form 8-K.

Current Report on Form 8-K filed on November 18, 1998, responding to Item 5, Other Events. (Related to the November 16, 1998 Special Meeting of the Company's Shareholders pursuant to the Notice sent on or about October 2, 1998 to all shareholders of record at the close of business on September 18, 1998 concerning the approval of three proposals, including the approval of the merger with Consumers).

Current Report on Form 8-K filed on March 12, 1999, responding to Item 2, Acquisition or Disposition of Assets; Item 5, Other Events; and Item 7, Financial Statements and Exhibits. (Related to the March 10, 1999 consummation of the previously announced agreement to merge Consumers Water Company with and into a wholly-owned subsidiary of PSC).

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

                                  EXHIBIT INDEX

Exhibit No.                                                                     Page No.
-----------                                                                     --------
3.1      Amended and Restated Articles of Incorporation, as                        -
             amended (1) (Exhibit 3.1)

3.2      By-Laws, as amended (17) (Exhibit 3.2)                                    -

3.3      Amendment to Amended and Restated Articles of                             -
             Incorporation, as amended, to increase the number
             of authorized shares to 41,770,819 and to
             provide that 40,000,000 of such shares be
             shares of Common Stock (17) (Exhibit 3.3)

3.4      Amendment to Amended and Restated Articles of                             -
             Incorporation, as amended, designating the
             Series B Preferred Stock (17) (Exhibit 3.4)

3.5      Amendment to Section 3.03 and addition of Section 3.17                    -
             to Bylaws (19) (Exhibits 1 and 2)

3.6      Amendment to Amended and Restated Articles of                             -
             Incorporation, designating the terms of the Series A
             Junior Participating Preferred Shares (21) (Exhibit 3.6)

3.7      Amendment to Amended and Restated Articles of Incorporation,              -
             to increase the number of authorized shares to 101,770,819 and to provide that 100,000,000 of such shares be shares of
             Common Stock (23) (Annex E)

4.1      Indenture of Mortgage dated as of January 1, 1941                         -
             between Philadelphia Suburban Water Company and The
             Pennsylvania Company for Insurance on Lives and Granting
             Annuities(now First Pennsylvania Bank, N.A.), as Trustee, with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 (2) (Exhibits 4.1 through 4.16)

4.2      Revolving Credit Agreement between Philadelphia Suburban                  -
             Water Company and Mellon Bank (East) National Association
             dated as of February 16, 1990 (3) (Exhibit 4.3)

4.3      First Amendment to Revolving Credit Agreement between                     -
             Philadelphia Suburban Water Company and Mellon Bank
             N.A. dated as of September 1, 1992 (1) (Exhibit 4.3)

4.4      Preferred Stock Agreement between Philadelphia Suburban                   -
             Water Company and Provident Life and Accident Insurance
             Company dated as of January 1, 1991 (3) (Exhibit 4.4)

4.5      Indenture dated as of July 1, 1988 between Philadelphia                   -
             Suburban Corporation and the Philadelphia National
             Bank, as Trustee. (4) (Exhibit 4)

4.6      Form of Rights Agreement, dated as of February 19, 1988,                  -
             between Philadelphia Suburban Corporation and
             Mellon Bank (East) National Association, as amended
             by Amendment No. 1. (5) (Exhibit 1)

4.7      Agreement to furnish copies of other long-term debt                       -
             instruments (1) (Exhibit 4.7)

4.8      Twenty-first Supplemental Indenture dated as of August 1,                 -
             1985 (6) (Exhibit 4.2)

Exhibit No.                                                                     Page No.
-----------                                                                     --------
4.9      Twenty-second Supplemental Indenture dated as of April 1,                 -
             1986 (7) (Exhibit 4.3)

4.10     Twenty-third Supplemental Indenture dated as of April 1,                  -
             1987 (8) (Exhibit 4.4)

4.11     Twenty-fourth Supplemental Indenture dated as of June 1,                  -
             1988 (9) (Exhibit 4.5)

4.12     Twenty-fifth Supplemental Indenture dated as of                           -
             January 1, 1990 (10)(Exhibit 4.6)

4.13     Twenty-sixth Supplemental Indenture dated as of November                  -
             1, 1991 (11) (Exhibit 4.12)

4.14     Twenty-seventh Supplemental Indenture dated as of June 1,                 -
             1992 (1) (Exhibit 4.14)

4.15     Twenty-eighth Supplemental Indenture dated as of April 1,                 -
             1993 (12) (Exhibit 4.15)

4.16     Revolving Credit Agreement between Philadelphia                           -
             Suburban Water Company and Mellon Bank, N.A., PNC Bank
             National Association, First Union National Bank, N.A.
             and CoreStates Bank, N.A. dated as of March 17, 1994
             (12) (Exhibit 4.16)

4.17     Twenty-Ninth Supplemental Indenture dated as of March 30,                 -
             1995 (14) (Exhibit 4.17)

4.18     Thirtieth Supplemental Indenture dated as of August 15,                   -
             1995 (15) (Exhibit 4.18)

4.19     First Amendment to Revolving Credit Agreement dated as of May             -
             22, 1995, between Philadelphia Suburban Water Company and
             Mellon Bank, N.A., PNC Bank National Association, First Fidelity
             National Bank, N.A., Meridian Bank, N.A. dated as of March 17,
             1994 (17) (Exhibit 4.19)

4.20     Second Amendment to Revolving Credit Agreement dated as of July           -
             21, 1995, between Philadelphia Suburban Water Company and
             Mellon Bank, N.A., PNC Bank National Association, First Fidelity
             National Bank, N.A., Meridian Bank, N.A. dated as of March 17,
             1994 (17) (Exhibit 4.20)

4.21     Third Amendment to Revolving Credit Agreement dated as of December        -
             20, 1996, between Philadelphia Suburban Water Company and
             Mellon Bank, N.A., PNC Bank National Association, First Union
             National Bank, N.A., CoreStates Bank, N.A. dated as of March 17,
             1994 (17) (Exhibit 4.21)

4.22     Thirty-First Supplemental Indenture dated as of July 1,                   -
             1997 (18) (Exhibit 4.22)

4.23     Fourth Amendment to Revolving Credit Agreement dated as of January 15,    -
             1998, between Philadelphia Suburban Water Company and
             Mellon Bank, N.A., PNC Bank National Association, First Union
             National Bank, N.A., and CoreStates Bank, N.A. dated as of
             March 17,1994 (21) (Exhibit 4.23)

Exhibit No.                                                                     Page No.
-----------                                                                     --------
4.24     Rights Agreement, dated as of March 1, 1998 between Philadelphia           -
             Suburban Corporation and ChaseMellon Shareholder Services,
             L.L.C., as Rights Agent (20) (Exhibit 1)

4.25     Rights Agreement, dated as of March 1, 1998 between Philadelphia          25
             Suburban Corporation and BankBoston, N.A., as Rights Agent

10.1     1982 Stock Option Plan, as amended and restated effective                  -
             May 21, 1992* (1) (Exhibit 10.1)

10.2     1988 Stock Option Plan, as amended and restated effective                  -
             May 21, 1992* (1) (Exhibit 10.2)

10.3     Executive Incentive Award Plan, as amended March 21,                       -
             1989 and February 6, 1990*  (10) (Exhibit 10.3)

10.4     Excess Benefit Plan for Salaried Employees, effective                      -
             December 1, 1989*  (10) (Exhibit 10.4)

10.5     Supplemental Executive Retirement Plan, effective                          -
             December 1, 1989*  (10) (Exhibit 10.5)

10.6     Supplemental Executive Retirement Plan, effective March                    -
             15, 1992* (1) (Exhibit 10.6)

10.7     1993 Incentive Compensation Plan* (1) (Exhibit 10.7)                       -

10.8     Employment letter agreement with Mr. Nicholas                              -
             DeBenedictis* (1) (Exhibit 10.8)

10.9     1994 Incentive Compensation Program* (12) (Exhibit 10.9)                   -

10.10    1994 Equity Compensation Plan, as amended by Amendment                     -
             1994-1* (16) (Exhibit 10.10)

10.11    1995 Incentive Compensation Plan* (13) (Exhibit 10.11)                     -

10.12    Placement Agency Agreement between Philadelphia                            -
             Suburban Water Company and PaineWebber Incorporated
             dated as of March 30, 1995 (14) (Exhibit 10.12)

10.13    Bond Purchase Agreement among the Delaware County                          -
             Industrial Development Authority, Philadelphia
             Suburban Water Company and Legg Mason Wood Walker,
             Incorporated dated August 24, 1995 (15) (Exhibit 10.13)

10.14    Construction and Financing Agreement between the                           -
             Delaware County Industrial Development Authority and
             Philadelphia Suburban Water Company dated as of August
             15, 1995 (15) (Exhibit 10.14)

10.15    1996 Annual Cash Incentive Compensation Plan* (16)                         -
             (Exhibit 13.4)

10.16    Amendment 1994-2  to 1994 Equity Compensation                              -
             Plan, as amended* (17) (Exhibit 10.16)

10.17    1997 Annual Cash Incentive Compensation Plan* (17) (Exhibit 10.17)         -

10.18    Agreement among Philadelphia Suburban Corporation,                         -
             Philadelphia Suburban Water Company and Nicholas
             DeBenedictis, dated as of January 1, 1997* (17) (Exhibit 10.18)

Exhibit No.                                                                     Page No.
-----------                                                                     --------
10.19     Agreement among Philadelphia Suburban Corporation,                        -
              Philadelphia Suburban Water Company and Roy H.
              Stahl, dated as of January 1, 1997* (17) (Exhibit 10.19)

10.20     Agreement among Philadelphia Suburban Corporation,                        -
              Philadelphia Suburban Water Company and Michael P.
              Graham, dated as of January 1, 1997* (17) (Exhibit 10.20)

10.21     Agreement among Philadelphia Suburban Corporation,                        -
              Philadelphia Suburban Water Company and Richard R.
              Riegler, dated as of January 1, 1997* (17) (Exhibit 10.21)

10.22     Agreement among Philadelphia Suburban Corporation,                        -
              Philadelphia Suburban Water Company and Morrison
              Coulter, dated as of January 1, 1997* (17) (Exhibit 10.22)

10.23     Philadelphia Suburban Corporation Amended and
              Restated Executive Deferral Plan* (17) (Exhibit 10.23)                -

10.24     Philadelphia Suburban Corporation Deferred                                -
              Compensation Plan Master Trust Agreement
              with PNC Bank, National Association, dated
              as of December 31, 1996* (17) (Exhibit 10.24)

10.25     First Amendment to Supplemental Executive Retirement                      -
              Plan* (17) (Exhibit 10.25)

10.26     Placement Agency Agreement between Philadelphia                           -
              Suburban Water Company and A.G. Edwards and Sons,
              Inc., Janney Montgomery Scott Inc., HSBC Securities,
              Inc., and PaineWebber Incorporated (18) (Exhibit 10.26)

10.27     1998 Annual Cash Incentive Compensation Plan* (21)                        -
              (Exhibit 10.27)

10.28     Philadelphia Suburban Corporation Director Deferral Plan*                83

10.29     Amendment No. 1 dated as of February 1, 1999 to Agreement                90
              among Philadelphia Suburban Corporation, Philadelphia
              Suburban Water Company and Nicholas DeBenedictis,
              dated as of January 1, 1997*

10.30     Amendment No. 1 dated as of February 1, 1999 to Agreement                91
              among Philadelphia Suburban Corporation, Philadelphia
              Suburban Water Company and Roy H. Stahl,  dated as of
              January 1, 1997*

10.31     Amendment No. 1 dated as of February 1, 1999 to Agreement                92
              among Philadelphia Suburban Corporation, Philadelphia
              Suburban Water Company and Michael P. Graham,
              dated as of January 1, 1997*

10.32     Amendment No. 1 dated as of February 1, 1999 to Agreement                93
              among Philadelphia Suburban Corporation, Philadelphia
              Suburban Water Company and Richard R. Riegler, dated
              as of January 1, 1997*

10.33     Amendment No. 1 dated as of February 1, 1999 to Agreement                94
              among Philadelphia Suburban Corporation, Philadelphia
              Suburban Water Company and Morrison Coulter, dated
              as of January 1, 1997*

Exhibit No.                                                                     Page No.
-----------                                                                     --------
10.34     1999 Annual Cash Incentive Compensation Plan*                            95

10.35     The Philadelphia Suburban Corporation 1994 Equity                         -
              Compensation Plan (as Amended and Restated
              Effective March 3, 1998)* (22) (Exhibit A)

10.36     Amendment 1998-1 to The Philadelphia Suburban                             -
              Corporation 1994 Equity Compensation Plan*
              (23) (Annex F)

13.1      Selected portions of Annual Report to Shareholders                        -
              for the year ended December 31, 1993 incorporated
              by reference in Annual Report on Form 10-K for
              the year ended December 31, 1993 (12) (Exhibit 13.1)

13.2      Selected portions of Annual Report to Shareholders                        -
              for the year ended December 31, 1994 incorporated
              by reference in Annual Report on Form 10-K for the
              year ended December 31, 1994 (13) (Exhibit 13.2)

13.3      Selected portions of Annual Report to Shareholders                        -
              for the year ended December 31, 1995 incorporated
              by reference in Annual Report on Form 10-K for the
              year ended December 31, 1995 (16) (Exhibit 13.3)

13.4      Selected portions of Annual Report to Shareholders                        -
              for the year ended December 31, 1996 incorporated
              by reference in Annual Report on Form 10-K for the
              year ended December 31, 1996 (17) (Exhibit 13.4)

13.5      Selected portions of Annual Report to Shareholders                        -
              for the year ended December 31, 1997 incorporated
              by reference in Annual Report on Form 10-K for the
              year ended December 31, 1997 (21) (Exhibit 13.5)

13.6      Selected portions of Annual Report to Shareholders                      100
              for the year ended December 31, 1998 incorporated
              by reference in Annual Report on Form 10-K for the
              year ended December 31, 1998

21.       Subsidiaries of Philadelphia Suburban Corporation                       143

23.       Consent of Independent Auditors                                         144

24.       Power of Attorney (set forth as a part of this report)                   23

27.       Financial Data Schedule                                                 145

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

(17) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996.

(18) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(19)  Filed as an Exhibit to Form 8-K filed August 7, 1997.

(20) Filed as Exhibit 1 to the Registration Statement on Form 8-A filed on March 17, 1998.

(21) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1997.

(22)  Filed as Exhibit A to definitive Proxy Statement dated April 7, 1998.

(23) Filed as an Annex to Registration Statement on Form S-4 filed on September 11, 1998.


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



Date:  March 29, 1999

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

/s/  Mary C. Carroll                       /s/ Nicholas DeBenedictis
---------------------------------------    -------------------------------------
     Mary C. Carroll                           Nicholas DeBenedictis
     Director                                  President and Chairman
                                               (principal executive officer)
                                               and Director



/s/  G. Fred DiBona, Jr.                   /s/ Richard H. Glanton
---------------------------------------    -------------------------------------
     G. Fred DiBona, Jr.                       Richard H. Glanton
     Director                                  Director



/s/  Michael P. Graham                     /s/ Alan Hirsig
---------------------------------------    -------------------------------------
     Michael P. Graham                     /s/ Alan Hirsig
     Senior Vice President-Finance and         Director
     Treasurer (principal financial and
     accounting officer)



/s/  John F. McCaughan                     /s/ Richard L. Smoot
---------------------------------------    -------------------------------------
     John F. McCaughan                         Richard L. Smoot
     Director                                  Director



/s/  Harvey J. Wilson
---------------------------------------
     Harvey J. Wilson
     Director