Form 10-Q
period 1999-03-31
PHILADELPHIA SUBURBAN CORP
filed 1999-05-17
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1999

Commission File Number 1-6659



                        PHILADELPHIA SUBURBAN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                    23-1702594
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania           19010-3489
------------------------------------------------     -----------------------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:      (610)-527-8000
                                                     -----------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X     No
   ------     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999

 40,779,838
-------------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars except per share amounts)
                                   (UNAUDITED)

                                                                                        March 31,        December 31,
                                     Assets                                               1999              1998
                                                                                  -----------------------------------
Property, plant and equipment, at cost                                                 $ 1,265,149       $ 1,248,621
Less accumulated depreciation                                                              238,825           232,427
                                                                                  -----------------------------------
    Net property, plant and equipment                                                    1,026,324         1,016,194
                                                                                  -----------------------------------
Current assets:
    Cash and cash equivalents                                                                6,046             8,247
    Accounts receivable and unbilled revenues, net                                          37,572            40,768
    Inventory, materials and supplies                                                        3,928             3,857
    Prepayments and other current assets                                                     5,489             7,026
                                                                                  -----------------------------------
    Total current assets                                                                    53,035            59,898
                                                                                  -----------------------------------

Regulatory assets                                                                           57,698            57,697
Deferred charges and other assets, net                                                      20,219            22,944
                                                                                  -----------------------------------
                                                                                       $ 1,157,276       $ 1,156,733
                                                                                  ===================================
                   Liabilities and Stockholders' Equity
Stockholders' equity:
    6.05% Series B cumulative preferred stock                                              $ 1,760           $ 3,220
    Common stock at $.50 par value, authorized 100,000,000 shares,
         outstanding 40,779,838 and 40,702,311 in 1999 and 1998                             20,672            20,617
    Capital in excess of par value                                                         246,309           244,457
    Retained earnings                                                                       87,270            91,683
    Minority interest                                                                        2,587             2,589
    Treasury stock, 564,821 and 533,292 shares in 1999 and 1998                            (10,150)           (9,478)
                                                                                  -----------------------------------
    Total stockholders' equity                                                             348,448           353,088
                                                                                  -----------------------------------

Long-term debt, excluding current portion                                                  401,453           413,309
Commitments                                                                                     --                --
Current liabilities:
    Current portion of long-term debt                                                       25,781             2,981
    Loans payable                                                                           33,060            24,615
    Accounts payable                                                                        11,180            25,248
    Accrued interest                                                                         8,585             8,406
    Accrued taxes                                                                           13,747            14,382
    Other accrued liabilities                                                               21,559            22,389
                                                                                  -----------------------------------
    Total current liabilities                                                              113,912            98,021
                                                                                  -----------------------------------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                                       128,013           126,809
    Customers' advances for construction                                                    56,877            57,781
    Other                                                                                    6,929             6,808
                                                                                  -----------------------------------
    Total deferred credits and other liabilities                                           191,819           191,398
                                                                                  -----------------------------------

Contributions in aid of construction                                                       101,644           100,917
                                                                                  -----------------------------------
                                                                                       $ 1,157,276       $ 1,156,733
                                                                                  ===================================

See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                               March 31,
                                                                     ---------------------------
                                                                            1999        1998
                                                                     ---------------------------
Operating revenues                                                        $ 58,597     $ 57,933

Costs and expenses:
  Operations and maintenance                                                22,725       23,604
  Depreciation                                                               7,419        6,716
  Amortization                                                                 420          562
  Taxes other than income taxes                                              5,588        5,850
  Restructuring costs                                                        3,787           --
                                                                     ---------------------------
                                                                            39,939       36,732
                                                                     ---------------------------

Operating income                                                            18,658       21,201

Other expense (income):
  Interest expense                                                           8,091        8,227
  Dividends on preferred stock of subsidiary and
    minority interest                                                           15           38
  Allowance for funds used during construction                                (388)        (195)
  Merger transaction costs                                                   6,334           --
                                                                     ---------------------------
Income before income taxes                                                   4,606       13,131
Provision for income taxes                                                   4,255        5,230
                                                                     ---------------------------
Net income                                                                     351        7,901

Dividends on preferred stock                                                    35           49
                                                                     ---------------------------
Net income available to common stock                                      $    316     $  7,852
                                                                     ===========================

Net income per common share:
  Basic                                                                   $   0.01     $   0.20
                                                                     ===========================
  Diluted                                                                 $   0.01     $   0.19
                                                                     ===========================

Average common shares outstanding
  during the period:
  Basic                                                                     40,771       39,793
                                                                     ===========================
  Diluted                                                                   41,285       40,279
                                                                     ===========================

See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                     ------------------------------
                                                                                             1999           1998
                                                                                     ------------------------------
Cash flows from operating activities:
   Net income                                                                               $   351        $ 7,901
   Adjustments to reconcile net income to net
   cash flows from operating activities:
      Depreciation and amortization                                                           7,841          7,278
      Deferred income taxes                                                                   1,204            806
      Net decrease in receivables, inventory and prepayments                                  3,757          3,060
      Net decrease in payables, accrued interest, accrued taxes
          and other accrued liabilities                                                      (7,353)        (2,348)
      Other                                                                                   1,726         (1,004)
                                                                                     ------------------------------
Net cash flows from operating activities                                                      7,526         15,693
                                                                                     ------------------------------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $388 and $195                                    (19,357)       (14,375)
   Acquisitions of water systems                                                               (145)       (22,613)
   Other                                                                                     (1,333)           428
                                                                                     ------------------------------
Net cash flows used in investing activities                                                 (20,835)       (36,560)
                                                                                     ------------------------------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                                 897          1,383
   Repayments of customers' advances                                                         (1,360)        (1,077)
   Net proceeds (repayments) of short-term debt                                               8,445         (4,145)
   Proceeds from long-term debt                                                              12,066         21,674
   Repayments of long-term debt                                                              (1,156)       (10,318)
   Redemption of preferred stock of subsidiary                                               (1,460)        (4,214)
   Proceeds from issuing common stock                                                         2,024         28,250
   Repurchase of common stock                                                                  (790)        (2,781)
   Dividends paid on preferred stock                                                            (37)           (49)
   Dividends paid on common stock                                                            (7,521)        (7,246)
   Other                                                                                         --            (48)
                                                                                     ------------------------------
Net cash flows from financing activities                                                     11,108         21,429
                                                                                     ------------------------------

Net increase (decrease) in cash and cash equivalents                                         (2,201)           562
Cash and cash equivalents at beginning of year                                                8,247          3,374
                                                                                     ------------------------------
Cash and cash equivalents at end of period                                                  $ 6,046        $ 3,936
                                                                                     ==============================

See Merger with Consumers Water Company footnote for description of non-cash investing and financing activities.

See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)

                                   (UNAUDITED)

                                                                                               March 31,      December 31,
                                                                                                 1999             1998
                                                                                         ---------------------------------
Stockholders' equity:
     6.05% Series B cumulative preferred stock                                                  $  1,760         $  3,220
     Common stock, $.50 par value                                                                 20,672           20,617
     Capital in excess of par value                                                              246,309          244,457
     Retained earnings                                                                            87,270           91,683
     Minority interest                                                                             2,587            2,589
     Treasury stock                                                                              (10,150)          (9,478)
                                                                                         ---------------------------------
Total stockholders' equity                                                                       348,448          353,088
                                                                                         ---------------------------------

Long-term debt:
First Mortgage Bonds secured by utility plant:
                  Interest Rate Range
                     0.00% to  1.00%                                                                 933              949
                     5.60% to  5.99%                                                              31,945           21,945
                     6.00% to  6.49%                                                              87,210           87,210
                     6.50% to  6.99%                                                              55,200           55,200
                     7.00% to  7.49%                                                              40,000           40,001
                     7.50% to  7.99%                                                              23,000           23,000
                     8.00% to  8.49%                                                              16,500           16,500
                     8.50% to  8.99%                                                               9,007            9,011
                     9.00% to  9.49%                                                              53,776           53,776
                     9.50% to  9.99%                                                              51,820           51,820
                    10.00% to  10.55%                                                              6,000            6,000
                                                                                         ---------------------------------
Total First Mortgage Bonds                                                                       375,391          365,412
Note payable to bank under revolving credit agreement, due March 2000                             37,800           38,935
Notes payable to banks under revolving credit agreements, due June 2000                           12,500           10,400
Installment note payable, 9%, due in equal annual payments through 2013                            1,543            1,543
                                                                                         ---------------------------------
                                                                                                 427,234          416,290
Current portion of long-term debt                                                                 25,781            2,981
                                                                                         ---------------------------------
Long-term debt, excluding current portion                                                        401,453          413,309
                                                                                         ---------------------------------
Total capitalization                                                                            $749,901         $766,397
                                                                                         =================================

See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)
                                   (UNAUDITED)



Note 1  Basis of Presentation
        ---------------------

        On March 10, 1999, the Company completed a merger with Consumers Water Company ("CWC"). See Note 2 - Merger with Consumers Water Company. The merger has been accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and results of CWC as if the merger had been completed as of the beginning of the earliest period presented. Certain reclassifications were made to the historical financial statements of the two companies to conform presentations.

        The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation at March 31, 1999, the consolidated statements of income for the three months ended March 31, 1999 and 1998, and the consolidated statements of cash flow for the three months ended March 31, 1999 and 1998 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and therefore, should be read in conjunction with the PSC Annual Report on Form 10-K for the year ended December 31, 1998. PSC will file a Form 8-K on or before May 24, 1999 containing the Company's consolidated financial statements as of December 31, 1998 and 1997 and for the three years ended December 31, 1998, 1997 and 1996, restated to reflect the merger with CWC which is accounted for as a pooling-of-interests.


Note 2  Merger with Consumers Water Company
        -----------------------------------

        On March 10, 1999, the Company completed a merger ("the Merger") with Consumers Water Company ("CWC"). The Merger was effected pursuant to a June 27, 1998 merger agreement, as amended and restated by the parties effective as of August 5, 1998. The Merger was completed after the transaction received the approvals from the state utility commissions in each state in which the companies operate. The shareholders of each company approved the Merger at special meetings held on November 16, 1998. Pursuant to the merger agreement, the Company issued 13,014,015 shares of common stock in exchange for all of the outstanding stock of CWC. CWC common shareholders received 1.432 shares of the Company's Common Stock for each CWC common share and CWC preferred shareholders received 5.649 shares of the Company's Common Stock for each preferred share. As a result of the Merger, CWC became a wholly-owned subsidiary of the Company. CWC serves approximately 227,000 customers in service territories covering parts of Pennsylvania, Ohio, Illinois, New Jersey and Maine.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


        During the first quarter of 1999, the Company recorded a charge of $6,134, net of tax benefits of $200, for merger transaction costs consisting primarily of fees for investment bankers, attorneys, accountants, and other administrative charges. In addition, the Company recorded restructuring costs of $2,462, net of tax benefits of $1,325, that includes severance and other costs associated with the closing of CWC's corporate office. As of December 31, 1998, $3,368 of merger-related costs were paid and deferred by the Company and $6,753 were incurred in the first quarter of 1999. The merger-related costs have been reported on separate lines in the Consolidated Statements of Income.


Note 3  Acquisitions
        ------------

        In January 1999, the Pennsylvania Public Utility Commission ("PAPUC") approved PSW's franchise application to expand the Company's service territory in Cumru Township, Berks County. It is anticipated that new customers will result as the area is developed over time.

        In March 1999, CWC's Pennsylvania subsidiary purchased the water system assets that the New Wilmington Municipal Authority and the Wilmington Borough owned jointly, for $55 in cash. The service territory covers 33 square miles and is located in Wilmington Borough, Mercer County and Wilmington Borough, Lawrence County. The annual revenues of this system approximate $165.

        In March 1999, PSW's wastewater subsidiary acquired the wastewater system assets from a real estate developer and a township for $162 in cash, payable in installments over four years. The service territory covers approximately a one-half square mile area in East Bradford Township, Chester County. The annual revenues of this system approximate $40.


        The Company continues to actively explore other opportunities to expand its utility operations through acquisitions and otherwise.

Note 4  Long-term Debt and Loans Payable
        --------------------------------

        In January 1999, PSW issued a First Mortgage Bond of $10,000 5.85% Series due 2004 and in April 1999, PSW issued a First Mortgage Bond of $15,000 6.00% Series due 2004 through the medium-term note program. Proceeds from these issues were used to reduce the balance of PSW's revolving credit facility. Accordingly, $15,000 of the outstanding balance of PSW's revolving credit agreement has been classified as long-term debt.


Note 5  Water Rates
        -----------

        During the first quarter of 1999, the CWC operating subsidiaries settled one rate case and received a rate increase granted under the terms of a rate settlement from a previous year in two CWC divisions resulting in an aggregate annual revenue increase of $390 for the recovery of and return on capital used to fund capital expenditures. In May 1999, a rate application was filed by CWC's Illinois subsidiary. The amount of increased annual revenue requested is $558 and a decision is anticipated during the first quarter of 2000.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


        Water utilities in Pennsylvania are permitted by the PAPUC to add a Distribution System Improvement Charge ("DSIC") to their water bills reflecting the capital costs and depreciation related to certain distribution system improvement projects completed and placed into service between base rate filings. PAPUC rules require a utility to suspend the use of the DSIC in the quarter subsequent to a twelve-month period that the utility's adjusted return on equity exceeds a benchmark established by the PAPUC. The benchmark is established quarterly by the PAPUC staff based on recent economic data. Based on the adjusted return on equity for 1998 and the most recent benchmark, PSW's DSIC resumed in the second quarter of 1999 and has been set at 3.05% of base water rates after having been suspended in the first quarter of 1999. The amount or the continuation of the DSIC in the third quarter of 1999 is dependent on PSW's return on equity and the benchmark established by the PAPUC and therefore is not determinable at this time.

        In addition to its base rates and DSIC, PSW has utilized a surcharge on its bills to reflect certain changes in Pennsylvania State taxes until such time as the tax changes are incorporated into base rates. From May 1998 until February 1999, PSW was required to provide a revenue credit of 0.11% ($110 on an annual basis) of base water rates in order to provide its customers with the savings associated with a decrease in the Pennsylvania Capital Stock Tax rate. In February 1999, PSW added a 1.04% surcharge ($1,384 on an annual basis) as a result of increases in the Pennsylvania Public Utility Realty Tax, resulting in an overall surcharge of 0.93%. Effective April 1, 1999, the overall surcharge was adjusted to 0.96% due to a change in the revenue credit from 0.11% to 0.8%.

Note 6  Net Income per Common Share
        ---------------------------

        Basic net income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding and potentially dilutive shares. The dilutive effect of employee stock options is included in the computation of Diluted net income per share. The following table summarizes the shares used in computing Basic and Diluted net income per share:

                                                        Three Months Ended
                                                              March 31,
                                                        ------------------
                                                         1999        1998
                                                        ------------------
        the period for Basic computation                40,771      39,793
        Dilutive effect of employee stock options          514         486
                                                        ------      ------
        Average common shares outstanding during
        the period for Diluted computation              41,285      40,279
                                                        ======      ======

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)



                           Forward-looking Statements
                           --------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements address, among other things, the Company's: use of cash; projected capital expenditures; the merger with Consumers Water Company; liquidity; Year 2000 disclosure, including statements regarding readiness, remediation, costs, risks and contingency plans; as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, changes in capital requirements and funding, acquisitions and the Year 2000 readiness of third parties with whom the Company deals. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


                               General Information
                               -------------------

Philadelphia Suburban Corporation ("PSC" or "the Company"), a Pennsylvania corporation, is the holding Company of Philadelphia Suburban Water Company ("PSW") and Consumers Water Company ("CWC"). PSW, a regulated water utility, provides water to approximately 301,000 customers within its 482 square-mile service territory. PSW's service territory is located north and west of the City of Philadelphia. In addition, water service is provided to approximately 6,700 customers through an operating and maintenance contract with a municipal authority contiguous to its service territory.


CWC owns 100% of the voting stock of four water companies and at least 96% of the voting stock of three water companies, collectively CWC's operating subsidiaries. These water companies are regulated water utilities providing water and wastewater service in 27 operating divisions to approximately 227,000 customers in Pennsylvania, Ohio, Illinois, New Jersey and Maine.


                               Financial Condition
                               -------------------

During the quarter, the Company had $19,357 of capital expenditures, redeemed $1,460 of preferred stock, and repaid $1,360 of customer advances for construction. Of the total capital expenditures during the quarter, $3,500 was related to the construction of the Shenango water treatment plant in Sharon, Pennsylvania, $5,100 for infrastructure improvements and the balance for routine capital improvements. Construction of the Shenango plant commenced in December 1997, is expected to cost $34,000 and completion is anticipated in the first quarter of 2000.


During the quarter, the proceeds from the issuance of long-term debt, proceeds from the issuance of common stock, internally generated funds, available working capital and funds available under the revolving credit agreements were used to fund the cash requirements discussed above and to pay dividends. In connection with the merger of CWC on March 10, 1999, the Company issued 13,014,015 shares

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

of common stock in exchange for all of the outstanding stock of CWC. In January 1999, PSW issued a First Mortgage Bond of $10,000 5.85% Series due 2004 through the medium-term note program. In April 1999, PSW issued a First Mortgage Bond of $15,000 6.00% Series due 2004. Proceeds from these issues were used to reduce the balance of PSW's revolving credit facility.

At March 31, 1999, the Company, PSW and CWC had $7,945, $1,000 and $55,795 available, respectively under short-term lines of credit. PSW and CWC had $12,200 and $22,500 available, respectively, under its revolving credit agreements.

Management believes that internally generated funds along with existing credit facilities and the issuance of long-term debt are adequate to meet the Company's financing requirements for the balance of the year and beyond.

                              Results of Operations
                              ---------------------

       Analysis of First Quarter of 1999 Compared to First Quarter of 1998
       -------------------------------------------------------------------

Revenues for the quarter increased $664 or 1.1% primarily due to rate increases, additional revenues from acquisitions and an increased volume of water sold, offset in part by $1,465 of revenues associated with CWC's New Hampshire operations which was sold in April 1998. Nine rate increases were granted or became effective in various CWC divisions since the first quarter of 1998, accounting for an additional $835 of revenues.

Operations and maintenance expenses decreased by $879 or 3.7% due to $527 of operations and maintenance expenses associated with CWC's New Hampshire operations which was sold in April 1998, savings from reduced electric costs as a result of electric deregulation in Pennsylvania and continuing cost containment efforts. The decreased operating costs were offset in part by higher maintenance expenses at PSW resulting from an increased number of main breaks. The increase in PSW's main breaks in 1999 was a result of a colder winter in comparison to the mild winter weather experienced in 1998.


Depreciation expense increased $703 or 10.5% reflecting the utility plant placed in service since the first quarter of 1998, including the assets acquired through system acquisitions.


Amortization decreased $142 primarily due to the completion of the amortization in 1998 of the costs associated with PSW's 1997 rate filing.


Taxes other than income taxes decreased by $262 or 4.5% due to the other taxes of CWC's New Hampshire operations, sold in April 1998 and a reduction in state regulatory taxes.


Restructuring costs of $3,787 were recorded in the first quarter of 1999, as described in Note 2 - Merger with Consumers Water Company, which includes severance of $2,940 and other costs associated with the closing of CWC's corporate office.


Interest expense decreased by $136 or 1.7% due to a reduction in debt associated with CWC's New Hampshire operations, lower interest rates on borrowings, offset in part by increased borrowings to finance on-going capital projects and acquisitions.


Allowance for funds used during construction increased by $193 primarily due to an increase in the average balance of utility plant construction work in progress resulting from the construction of the $34,000 Shenango water treatment

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

plant. Construction commenced on this facility in December 1997 and is expected to be completed in the first quarter of 2000.

The merger transaction costs in the first quarter of 1999 of $6,334 represents the fees for investment bankers, attorneys, accountants, and other administrative charges associated with the merger of Consumers Water Company consummated on March 10, 1999. See Note 2 - Merger with Consumers Water Company.


The Company's effective income tax rate was 92.4% in the first quarter of 1999 and 39.8% in 1998. The effective tax rate increased due to the estimated non-deductible portion of the $10,121 of merger transaction costs in the first quarter of 1999. Exclusive of the merger costs and related tax benefits of $1,525, the 1999 effective income tax rate would be 39.2%.


Dividends on preferred stock decreased $14 or 28.6% due to the redemption in January 1999 of 14,600 shares of preferred stock. The preferred shares were redeemed at the liquidation value of $100 per share.


Net income available to common stock for the quarter decreased by $7,536, of which $8,596 was related to the merger transaction costs and other factors described above. On a diluted per share basis, earnings decreased $.18 reflecting the change in net income and a 2.5% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the 1.25 million share stock offering in February 1998 and the additional shares sold through the Dividend Reinvestment Plan and the employee stock and incentive plan.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


The Company's State of Readiness
--------------------------------

Internal Systems and Processes - The Company is evaluating its systems and processes based on a prioritization of the risks they pose to the overall objectives of the Program. Therefore, different systems and processes are in different phases of the overall Program. An inventory of all critical systems and processes and an assessment of Year 2000 issues for the Company's critical systems has been completed. As a result of the assessment, it was determined that the internal systems and processes directly related to the treatment and distribution of water to its customers would not be significantly affected by the Year 2000 issue. Some financial and office systems may be affected and the remediation or replacement and testing of these systems is under way. It is anticipated that remediation or replacement and testing of these systems will be completed in the summer of 1999.

Relationships with Third Parties - The Company's relationships with third parties that may be affected by the Year 2000 issue may be classified into three categories: customers; suppliers; and third party software vendors. The majority of the Company's revenues are from residential customers and commercial customers (consisting primarily of apartments, colleges, hospitals, small businesses and municipalities), and from fire protection services. It is not anticipated that water use by customers in these categories will be significantly affected by the Year 2000 issue. The Company's industrial customers represent approximately 6% of its total 1998 revenues and the Company intends to contact its largest industrial customers to determine whether they anticipate any adverse effect on their demand for water as a result of the Year 2000 issue. No single customer accounted for more than one percent of the Company's 1998 revenues.

The Company has contacted its key suppliers to determine their Year 2000 compliance status and the responses received to date indicate that such suppliers are or intend to be Year 2000 compliant. Because of the substantial electric power requirements of the Company's water treatment and distribution systems, electric power supply may be the most critical supplier relationship. To date, the Company's electric suppliers have indicated that they expect to be Year 2000 compliant by October 31, 1999. Third party vendors of critical software systems have been contacted regarding the compliance status of their software and either the vendors have represented that their software packages are compliant or the software is being remedied as part of the Company's Year 2000 Program.

The Costs to Address the Company's Year 2000 Issues
---------------------------------------------------

The Company estimates its cost to date for its Year 2000 Program to be approximately $5,500 which includes the costs to develop a new customer billing system that the Company is implementing to provide added capacity and capabilities. The Company presently estimates that it will spend an additional amount of approximately $2,700 to bring all of its critical systems into compliance.

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

The Company's Contingency Plans
-------------------------------

The Company is evaluating contingency plans in the event that any critical systems or processes or vendor relationships cannot be verified as Year 2000 compliant. Contingency plans are also being developed for certain other critical systems, notwithstanding a determination of their Year 2000 compliance, where such systems would have a significant effect on the Company's ability to deliver water to its customers. The Company intends to complete its contingency planning process for its mission critical systems by mid-1999.

Forward-looking Statements
--------------------------

The statements in the Company's Year 2000 disclosure contain forward-looking statements and should be read in conjunction with the Company's disclosure under the "Forward-looking Statements" section "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                   Impact of Recent Accounting Pronouncements
                   ------------------------------------------

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted this statement effective January 1, 1999 and did not have a material impact on the Company's results from operations or financial condition.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." The Company adopted this statement effective January 1, 1999 and did not have a material impact on the Company's results from operations or financial condition.

In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt this statement in 2000 as required. As of March 31, 1999, the Company had no derivative instruments or hedging activities.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                           Part II. Other Information
                           --------------------------

Item 1. Legal Proceedings
        -----------------

        There are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their properties is the subject that present a reasonable likelihood of a material adverse impact on the Registrant. Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is included by a reference herein.


Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------

        (a)   Exhibits

              Exhibit No.             Description
              -----------             -----------

                 27                   Financial Data Schedule


        (b)   Reports on Form 8-K

              Current Report on Form 8-K filed on March 12, 1999, responding to
              Item 2, Acquisition or Disposition of Assets; Item 5, Other Events; and Item 7, Financial Statements and Exhibits. (Related to the March 10, 1999 consummation of the previously announced agreement to merge Consumers Water Company with and into a wholly-owned subsidiary of PSC).

              Current Report on Form 8-K/A, Amendment No. 1 to the Form 8-K filed on March 12, 1999, filed May 5, 1999, responding to Item 7, Financial Statements and Exhibits. (Financial statements of Consumers Water Company for the period ended December 31, 1998 and the notes thereto, and the report of Arthur Andersen LLP, independent auditors).

              Current Report on Form 8-K/A, Amendment No. 2 to the Form 8-K filed on March 12, 1999, filed May 11, 1999, responding to Item 7, Financial Statements and Exhibits. (Pro forma condensed combined balance sheet (unaudited) as of December 31, 1998 and the pro forma combined statement of income (unaudited) for the three years ended December 31, 1998, 1997 and 1996 and the notes thereto).

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.


May 17, 1999

                                           PHILADELPHIA SUBURBAN CORPORATION
                                           ---------------------------------
                                                    Registrant


                                           /s/ Nicholas DeBenedictis
                                               -----------------------------
                                               Nicholas DeBenedictis
                                               Chairman and President






                                           /s/ David P. Smeltzer
                                               -----------------------------
                                               David P. Smeltzer
                                               Vice President - Finance
                                               and  Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.               Description                   Page No.
-----------               -----------                   -------

   27               Financial Data Schedule               16