Form 10-Q
period 1999-06-30
PHILADELPHIA SUBURBAN CORP
filed 1999-08-13
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1999

Commission File Number 1-6659



                        PHILADELPHIA SUBURBAN CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                            23-1702594
--------------------------------                          ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania                19010 -3489
-------------------------------------------------         ---------------------
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:           (610)-527-8000
                                                          ---------------------


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X        No
    ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999

40,865,330
----------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars except per share amounts)

                                                                                     June 30,           December 31,
                                                                                       1999                 1998
                                                                                  ---------------------------------
                                     Assets                                        (Unaudited)           (Audited)
Property, plant and equipment, at cost                                            $ 1,291,831           $ 1,248,621
Less accumulated depreciation                                                         245,441               232,427
                                                                                  ---------------------------------
    Net property, plant and equipment                                               1,046,390             1,016,194
                                                                                  ---------------------------------
Current assets:
    Cash and cash equivalents                                                           6,944                 8,247
    Accounts receivable and unbilled revenues, net                                     42,876                40,768
    Inventory, materials and supplies                                                   4,004                 3,857
    Prepayments and other current assets                                                5,702                 7,026
                                                                                  ---------------------------------
    Total current assets                                                               59,526                59,898
                                                                                  ---------------------------------

Regulatory assets                                                                      57,583                57,697
Deferred charges and other assets, net                                                 22,640                22,944
                                                                                  ---------------------------------
                                                                                  $ 1,186,139           $ 1,156,733
                                                                                  =================================
                   Liabilities and Stockholders' Equity
Stockholders' equity:
    6.05% Series B cumulative preferred stock                                     $     1,760           $     3,220
    Common stock at $.50 par value, authorized 100,000,000 shares,
         outstanding 40,865,330 and 40,702,311 in 1999 and 1998                        20,726                20,617
    Capital in excess of par value                                                    248,052               244,457
    Retained earnings                                                                  92,359                91,683
    Minority interest                                                                   2,594                 2,589
    Treasury stock, 586,062 and 533,292 shares in 1999 and 1998                       (10,627)               (9,478)
                                                                                  ---------------------------------
    Total stockholders' equity                                                        354,864               353,088
                                                                                  ---------------------------------

Long-term debt, excluding current portion                                             388,742               413,309
Commitments                                                                              --                    --
Current liabilities:
    Current portion of long-term debt                                                  55,974                 2,981
    Loans payable                                                                      38,072                24,615
    Accounts payable                                                                   11,943                25,248
    Accrued interest                                                                    8,756                 8,406
    Accrued taxes                                                                       9,633                14,382
    Other accrued liabilities                                                          18,292                20,462
                                                                                  ---------------------------------
    Total current liabilities                                                         142,670                96,094
                                                                                  ---------------------------------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                                  130,121               126,809
    Customers' advances for construction                                               57,634                57,781
    Other                                                                               9,092                 8,735
                                                                                  ---------------------------------
    Total deferred credits and other liabilities                                      196,847               193,325
                                                                                  ---------------------------------

Contributions in aid of construction                                                  103,016               100,917
                                                                                  ---------------------------------
                                                                                  $ 1,186,139           $ 1,156,733
                                                                                  =================================

See notes to consolidated financial statements on page 6 of this report

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (UNAUDITED)

                                                                 Six Months Ended
                                                                      June 30,
                                                          -----------------------------
                                                             1999                1998
                                                          -----------------------------
Operating revenues                                        $ 124,754           $ 119,673

Costs and expenses:
  Operations and maintenance                                 46,928              47,609
  Depreciation                                               15,027              13,409
  Amortization                                                  712               1,136
  Taxes other than income taxes                              11,212              11,070
  Restructuring costs                                         3,787                --
                                                          -----------------------------
                                                             77,666              73,224
                                                          -----------------------------

Operating income                                             47,088              46,449

Other expense (income):
  Interest expense                                           16,621              16,057
  Dividends on preferred stock of subsidiary and
    minority interest                                            42                  69
  Allowance for funds used during construction                 (857)               (552)
  Merger transaction costs                                    6,334                --
  Gains on sales of properties                                   (8)             (6,680)
                                                          -----------------------------
Income before income taxes                                   24,956              37,555
Provision for income taxes                                   12,538              15,028
                                                          -----------------------------
Net income                                                   12,418              22,527

Dividends on preferred stock                                     69                  98
                                                          -----------------------------
Net income available to common stock                      $  12,349           $  22,429
                                                          =============================

Net income per common share:
  Basic                                                   $    0.30           $    0.56
                                                          =============================
  Diluted                                                 $    0.30           $    0.55
                                                          =============================

Average common shares outstanding
  during the period:
  Basic                                                      40,784              40,110
                                                          =============================
  Diluted                                                    41,266              40,564
                                                          =============================

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                  (UNAUDITED)

                                                                  Three Months Ended
                                                                        June 30,
                                                            -----------------------------
                                                               1999                1998
                                                            -----------------------------
Operating revenues                                          $ 66,157             $ 61,740

Costs and expenses:
  Operations and maintenance                                  24,203               24,005
  Depreciation                                                 7,608                6,693
  Amortization                                                   292                  574
  Taxes other than income taxes                                5,624                5,220
                                                            -----------------------------
                                                              37,727               36,492
                                                            -----------------------------

Operating income                                              28,430               25,248

Other expense (income):
  Interest expense                                             8,530                7,830
  Dividends on preferred stock of subsidiary and
    minority interest                                             27                   31
  Allowance for funds used during construction                  (469)                (357)
  Gains on sales of properties                                    (8)              (6,680)
                                                            -----------------------------
Income before income taxes                                    20,350               24,424
Provision for income taxes                                     8,283                9,798
                                                            -----------------------------
Net income                                                    12,067               14,626

Dividends on preferred stock                                      34                   49
                                                            -----------------------------
Net income available to common stock                        $ 12,033             $ 14,577
                                                            =============================

Net income per common share:
  Basic                                                     $   0.29             $   0.36
                                                            =============================
  Diluted                                                   $   0.29             $   0.36
                                                            =============================

Average common shares outstanding
  during the period:
  Basic                                                       40,800               40,423
                                                            =============================
  Diluted                                                     41,251               40,842
                                                            =============================



See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           (In thousands of dollars)

                                  (UNAUDITED)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                           -----------------------------
                                                                              1999                1998
                                                                           -----------------------------
Cash flows from operating activities:
   Net income                                                              $ 12,418             $ 22,527
   Adjustments to reconcile net income to net
   cash flows from operating activities:
      Depreciation and amortization                                          15,739               14,545
      Deferred income taxes                                                   3,312                5,430
      Gains on sales of properties                                               (8)              (6,680)
      Net increase in receivables, inventory and prepayments                 (1,178)              (1,178)
      Net decrease in payables, accrued interest, accrued taxes
          and other accrued liabilities                                     (14,908)              (6,157)
      Other                                                                   3,419               (1,227)
                                                                           -----------------------------
Net cash flows from operating activities                                     18,794               27,260
                                                                           -----------------------------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $857 and $552                    (43,696)             (32,861)
   Acquisitions of water systems                                               (199)             (23,914)
   Proceeds from dispositions of properties                                       8               33,728
   Other                                                                     (5,335)                 358
                                                                           -----------------------------
Net cash flows used in investing activities                                 (49,222)             (22,689)
                                                                           -----------------------------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction               2,301                2,438
   Repayments of customers' advances                                         (1,441)              (1,720)
   Net proceeds (repayments) of short-term debt                              13,456              (11,850)
   Proceeds from long-term debt                                              30,716               26,033
   Repayments of long-term debt                                              (2,438)             (25,232)
   Redemption of preferred stock                                             (1,460)                  --
   Redemption of preferred stock of subsidiary                                   --               (4,214)
   Proceeds from issuing common stock                                         3,970               29,787
   Repurchase of common stock                                                (1,416)              (3,333)
   Dividends paid on preferred stock                                            (63)                 (98)
   Dividends paid on common stock                                           (14,465)             (14,446)
   Other                                                                        (35)                 (47)
                                                                           -----------------------------
Net cash flows from (used in) financing activities                           29,125               (2,682)
                                                                           -----------------------------

Net increase (decrease) in cash and cash equivalents                         (1,303)               1,889
Cash and cash equivalents at beginning of year                                8,247                3,374
                                                                           -----------------------------
Cash and cash equivalents at end of period                                 $  6,944             $  5,263
                                                                           =============================

See Merger with Consumers Water Company footnote for description of non-cash investing and financing activities.
See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
              (In thousands of dollars, except per share amounts)

                                                                                    June 30,           December 31,
                                                                                      1999                  1998
                                                                                   --------------------------------
                                                                                   (Unaudited)            (Audited)
Stockholders' equity:
     6.05% Series B cumulative preferred stock                                     $   1,760              $   3,220
     Common stock, $.50 par value                                                     20,726                 20,617
     Capital in excess of par value                                                  248,052                244,457
     Retained earnings                                                                92,359                 91,683
     Minority interest                                                                 2,594                  2,589
     Treasury stock                                                                  (10,627)                (9,478)
                                                                                   --------------------------------
Total stockholders' equity                                                           354,864                353,088
                                                                                   --------------------------------

Long-term debt:
First Mortgage Bonds secured by utility plant:
                  Interest Rate Range
                     0.00% to 1.00%                                                      917                   949
                     5.00% to 5.49%                                                    2,200                    --
                     5.50% to 5.99%                                                   31,545                21,945
                     6.00% to 6.49%                                                  102,210                87,210
                     6.50% to 6.99%                                                   55,200                55,200
                     7.00% to 7.49%                                                   38,000                40,001
                     7.50% to 7.99%                                                   23,000                23,000
                     8.00% to 8.49%                                                   16,500                16,500
                     8.50% to 8.99%                                                    9,005                 9,011
                     9.00% to 9.49%                                                   53,776                53,776
                     9.50% to 9.99%                                                   51,820                51,820
                    10.00% to 10.55%                                                   6,000                 6,000
                                                                                   --------------------------------
Total First Mortgage Bonds                                                           390,173                365,412
Note payable to bank under revolving credit agreement, due January 2000               40,300                 38,935
Notes payable to banks under revolving credit agreements, due June 2000               12,700                 10,400
Installment note payable, 9%, due in equal annual payments through 2013                1,543                  1,543
                                                                                   --------------------------------
                                                                                     444,716                416,290
Current portion of long-term debt                                                     55,974                  2,981
                                                                                   --------------------------------
Long-term debt, excluding current portion                                            388,742                413,309
                                                                                   --------------------------------
Total capitalization                                                               $ 743,606              $ 766,397
                                                                                   ================================


See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)
                                   (UNAUDITED)

Note 1            Basis of Presentation

                  On March 10, 1999, Philadelphia Suburban Corporation (the "Company" or "PSC") completed a merger with Consumers Water Company ("CWC"). See Note 2 - Merger with Consumers Water Company. The merger has been accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and results of CWC as if the merger had been completed as of the beginning of the earliest period presented. Certain reclassifications were made to the historical financial statements of the two companies to conform presentations.

                  The accompanying consolidated balance sheet and statement of capitalization of PSC at June 30, 1999, the consolidated statements of income for the six months and quarter ended June 30, 1999 and 1998, and the consolidated statements of cash flow for the six months ended June 30, 1999 and 1998 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and therefore, should be read in conjunction with the PSC Annual Report on Form 10-K for the year ended December 31, 1998, Form 8-K filed on May 24, 1999 containing the Company's audited Supplemental Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

Note 2            Merger with Consumers Water Company

                  On March 10, 1999, the Company completed a merger ("the Merger") with CWC. Pursuant to the merger agreement, the Company issued 13,014,015 shares of common stock in exchange for all of the outstanding stock of CWC. CWC common shareholders received 1.432 shares of the Company's Common Stock for each CWC common share and CWC preferred shareholders received 5.649 shares of the Company's Common Stock for each CWC preferred share. As a result of the Merger, CWC became a wholly-owned subsidiary of the Company. CWC serves approximately 228,000 customers in service territories covering parts of Pennsylvania, Ohio, Illinois, New Jersey and Maine.

                 During the first quarter of 1999, the Company recorded a charge of $6,334 ($6,134, net of tax benefits of $200) for merger-transaction costs consisting primarily of fees for investment bankers, attorneys, accountants, and other administrative charges. In addition, the Company recorded in the first quarter of 1999 restructuring costs of $3,787 ($2,462, net of tax benefits of $1,325) that includes severance and other costs associated with the closing of CWC's corporate office. As of March 31, 1999, $1,647 of restructuring costs were accrued and during the second quarter of 1999, $1,285 of restructuring costs were paid. The merger-transaction costs have been reported in other expense and the restructuring costs have been reported as costs and expenses in the Consolidated Statements of Income.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL
                 STATEMENTS (In thousands of dollars, except per
                           share amounts) (continued)
                                   (UNAUDITED)

Note 3            Acquisitions

                  In January 1999, the Pennsylvania Public Utility Commission ("PAPUC") approved the franchise application of the Company's other main subsidiary, Philadelphia Suburban Water Company ("PSW") to expand PSW's service territory in Cumru Township, Berks County. It is anticipated that new customers will result as the territory is developed over time.

                  In March 1999, CWC's Pennsylvania subsidiary purchased the assets of a water system that the New Wilmington Municipal Authority and the Wilmington Borough owned jointly, for $55 in cash. The service territory covers 33 square miles and is located in Wilmington Borough, Mercer County and Wilmington Borough, Lawrence County. The annual revenues of this system approximate $165.

                  In March 1999, PSW's wastewater subsidiary acquired the assets of a wastewater system from a real estate developer and a township for $162 in cash, payable in installments over four years. The service territory covers approximately a one-half square mile area in East Bradford Township, Chester County. The annual revenues of this system approximate $40.

                  In July 1999, PSW entered into an agreement to purchase the water system assets of the East Marlborough Township water system for $500 in cash. Located in Chester County, the system is contiguous to PSW's and has annual operating revenues of approximately $70. The purchase is subject to the approval of the PAPUC.

                  In August 1999, CWC's Ohio subsidiary entered into an agreement to purchase the water system assets of two apartment complexes in Jackson Township, Ohio for $95 in cash. The annual revenues of this system, once fully developed, are projected to approximate $100.

                  In August 1999, PSW submitted a proposal to purchase the water utility assets of Bensalem Township for approximately $36,500. Subsequently, the Bensalem Township Council voted to accept the general principles of the proposal and to begin to negotiate a sale agreement with PSW. Closing on the acquisition is subject to the final agreements by the parties, approval by the PAPUC and is not likely to occur before the end of 1999. The service territory is located in Bucks County, Pennsylvania. The annual revenues of this system approximate $4,100.

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

                  In June 1999, CWC's Maine subsidiary issued a First Mortgage Bond of $2,200 5.05% Series due 2024. Proceeds from this issue were used to reduce the balance of its short-term line of credit.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL
                 STATEMENTS (In thousands of dollars, except per
                           share amounts) (continued)
                                   (UNAUDITED)

                  In June 1999, two of the three CWC revolving credit agreements were due and terminated as planned. The two expired revolving credit facilities had represented aggregate borrowing facilities of $20,000 and amounts borrowed under these facilities have been repaid.

Note 5            Water Rates

                  During the first quarter of 1999, CWC's operating subsidiaries settled one rate case and received a rate increase granted under the terms of a prior year rate settlement in two CWC divisions resulting in an aggregate annual revenue increase of $390. In May 1999, a rate application was filed by CWC's Illinois subsidiary for one of its divisions. The amount of increased annual revenue requested is $558 and a decision is anticipated during the first quarter of 2000.

                  Water utilities in Pennsylvania are permitted by the PAPUC to add a Distribution System Improvement Charge ("DSIC") to their water bills reflecting the capital costs and depreciation related to certain distribution system improvement projects completed and placed into service between base rate filings. PAPUC rules require a utility to suspend the use of the DSIC in the quarter subsequent to a twelve-month period that the utility's adjusted return on equity exceeds a benchmark established by the PAPUC. The benchmark is established quarterly by the PAPUC staff based on recent economic data. Based on the adjusted return on equity for 1998 and the applicable benchmark, PSW's DSIC resumed in the second quarter of 1999 and has been set at 3.05% of base water rates after having been suspended in the first quarter of 1999. The amount of PSW's DSIC in the third quarter of 1999 has been set at 3.62% of base water rates. Two of CWC's Pennsylvania subsidiaries began to add a DSIC to their water bills during the third quarter of 1999 in amounts ranging from .13% to .58%. The amount of the DSIC in the fourth quarter of 1999 is dependent on the adjusted return on equity of the individual Pennsylvania subsidiaries and the benchmark established by the PAPUC and therefore is not determinable at this time.

                  In addition to its base rates and DSIC, PSW has utilized a surcharge on its bills to reflect certain changes in Pennsylvania State taxes until such time as the tax changes are incorporated into base rates. From May 1998 until February 1999, PSW was required to provide a revenue credit of 0.11% ($110 on an annual basis) of base water rates in order to provide its customers with the savings associated with a decrease in the Pennsylvania Capital Stock Tax rate. In February 1999, PSW added a 1.04% surcharge ($1,384 on an annual basis) as a result of increases in the Pennsylvania Public Utility Realty Tax, resulting in a combined surcharge of 0.93%. Effective April 1, 1999, the combined surcharge was adjusted to 0.96% due to a change in the revenue credit from 0.11% to 0.08%. Effective May 29, 1999, the combined surcharge was adjusted to 0.80% ($1,153 on an annual basis) due to a decrease in the Pennsylvania Capital Stock Tax rate. CWC's Pennsylvania subsidiaries have also begun to utilize a surcharge at various rates (approximately $250 on an annual basis) on their bills to reflect similar changes in Pennsylvania State Taxes.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL
                 STATEMENTS (In thousands of dollars, except per
                           share amounts) (continued)
                                   (UNAUDITED)


Note 6            Net Income per Common Share

                  Basic net income per common share is based on the weighted average number of common shares outstanding. Diluted net income per common share is based on the weighted average number of common shares outstanding and potentially dilutive shares. The dilutive effect of employee stock options is included in the computation of Diluted net income per common share. The following table summarizes the shares, in thousands, used in computing Basic and Diluted net income per common share:

                                                           Six Months Ended          Three Months Ended
                                                                June 30,                    June 30,
                                                      ------------------------   -------------------------
                                                            1999         1998           1999         1998
                                                      ------------------------   -------------------------
Average common shares outstanding during
   the period for Basic computation                       40,784       40,110         40,800       40,423
Dilutive effect of employee stock options                    482          454            451          419
                                                      ------------------------   -------------------------
Average common shares outstanding during
   the period for Diluted computation                     41,266       40,564         41,251       40,842
                                                      ========================   =========================

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)

                           Forward-looking Statements
                           --------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements address, among other things, the Company's: use of cash; projected capital expenditures; the merger with Consumers Water Company; liquidity; Year 2000 disclosure, including statements regarding readiness, remediation, costs, risks and contingency plans; as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans", "projects" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, changes in capital requirements and funding, acquisitions and the Year 2000 readiness of third parties with whom the Company deals. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

                               General Information
                               -------------------

Philadelphia Suburban Corporation ("PSC" or "the Company"), a Pennsylvania corporation, is the holding Company of Philadelphia Suburban Water Company ("PSW") and Consumers Water Company ("CWC"). PSW, a regulated water utility, provides water to approximately 302,000 customers within its 482 square-mile service territory. PSW's service territory is located north and west of the City of Philadelphia. In addition, water service is provided to approximately 6,800 customers through an operating and maintenance contract with a municipal authority contiguous to its service territory.

CWC owns 100% of the voting stock of four water companies and at least 96% of the voting stock of three water companies, collectively CWC's operating subsidiaries. These water companies are regulated water utilities providing water and wastewater service in 27 operating divisions to approximately 228,000 customers in Pennsylvania, Ohio, Illinois, New Jersey and Maine.

                               Financial Condition
                               -------------------

During the first half of 1999, the Company had $43,696 of capital expenditures, redeemed $1,460 of preferred stock, and repaid $1,441 of customer advances for construction. Of the total capital expenditures, $7,900 was related to the construction of the Shenango water treatment plant in Sharon, Pennsylvania, $15,300 for infrastructure improvements and the balance for routine capital improvements. Construction of the Shenango plant commenced in December 1997, is expected to cost $34,000 and completion is anticipated in the first quarter of 2000. Since the Shenango plant construction commenced, $23,200 has been expended to date on the Shenango plant construction.

During the first half of 1999, the proceeds from the issuance of long-term debt, proceeds from the issuance of common stock, internally generated funds, available working capital and funds available under the revolving credit agreements were used to fund the cash requirements discussed above and to pay dividends. In connection with the merger of CWC on March 10, 1999, the Company issued 13,014,015 shares of

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
              (In thousands of dollars, except per share amounts)

common stock in exchange for all of the outstanding stock of CWC. In January 1999, PSW issued a First Mortgage Bond of $10,000 5.85% Series due 2004 through the medium-term note program. In April 1999, PSW issued a First Mortgage Bond of $15,000 6.00% Series due 2004. Proceeds from these issues were used to reduce the balance of PSW's revolving credit facility. In June 1999, CWC's Maine subsidiary issued a First Mortgage Bond of $2,200 5.05% Series due 2024. Proceeds from this issue were used to reduce the balance of its short-term line of credit. Effective with the September 1, 1999 payment, the Company has increased the quarterly dividend on common stock from $.17 per share to $.18 per share.

At June 30, 1999, the Company, PSW and CWC had short-term lines of credit of $24,000, $1,000 and $92,300, respectively. At June 30, 1999, the Company, PSW and CWC had $10,982, $1,000 and $67,920 available, respectively under short-term lines of credit. In June 1999, two of the three CWC revolving credit agreements were due and terminated as planned. The two expired revolving credit facilities had represented aggregate borrowing facilities of $20,000 and amounts borrowed under these facilities have been repaid. At June 30, 1999, PSW and CWC had $9,700 and $2,300 available, respectively, under their revolving credit agreements.

Management believes that internally generated funds along with existing credit facilities and the issuance of long-term debt are adequate to meet the Company's financing requirements for the balance of the year and beyond.

                              Results of Operations
                              ---------------------

    Analysis of First Six Months of 1999 Compared to First Six Months of 1998
    -------------------------------------------------------------------------

Operating revenues increased $5,081 or 4.2% primarily due to rate increases, including $1,161 from the Distribution System Improvement Charge in Pennsylvania, additional water revenues from an increased volume of water sold, additional revenues from acquisitions and an increased state tax adjustment surcharge that was added to customers' bills in Pennsylvania, offset in part by $1,623 of revenues associated with CWC's New Hampshire operations which was sold in April 1998. Six rate increases were granted or became effective in various CWC divisions since the first quarter of 1998 which contributed an additional $1,405 of revenues in the first half of 1999. The increased volume of water sold was associated with the hot dry weather experienced during June 1999.

Operations and maintenance expenses decreased by $681 or 1.4% due to $592 of operations and maintenance expenses associated with CWC's New Hampshire operations which was sold in April 1998, savings from reduced electric costs as a result of electric deregulation in Pennsylvania and a reduction in general corporate expenses due to the closing of the CWC's corporate office. The decreased operating costs were offset in part by increased wages and administrative expenses, and higher maintenance expenses at PSW resulting from an increased number of main breaks and the timing of plant maintenance. The increase in PSW's main breaks in 1999 was a result of a colder winter in comparison to the mild winter weather experienced in 1998.

Depreciation expense increased $1,618 or 12.1% reflecting the utility plant placed in service since the second quarter of 1998, including the assets acquired through system acquisitions.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
              (In thousands of dollars, except per share amounts)

Amortization decreased $424 primarily due to the completion of the amortization in 1998 of the costs associated with PSW's 1997 rate filing.

Taxes other than income taxes increased by $142 or 1.3% due to an increase in the Pennsylvania Public Utility Realty Tax ("PURTA") and Pennsylvania Capital Stock Tax, offset partially by the other taxes of CWC's New Hampshire operations, sold in April 1998, and a reduction in state regulatory taxes. The increased taxes are due to a higher base on which the taxes are calculated. The increase in the taxable base for the PURTA is due to capital expenditures completed in the last year. The increase in the Capital Stock Tax is due to higher common equity.

Restructuring costs of $3,787 were recorded in the first quarter of 1999, as described in Note 2 - Merger with Consumers Water Company, which includes severance of $2,940 and other costs associated with the closing of CWC's corporate office.

Interest expense increased by $564 or 3.5% due to increased borrowings to finance on-going capital projects and acquisitions, offset partially by a reduction in debt associated with CWC's New Hampshire operations and lower interest rates on borrowings.

Allowance for funds used during construction increased by $305 primarily due to an increase in the average balance of utility plant construction work in progress resulting from the construction of the $34,000 Shenango water treatment plant. Construction commenced on this facility in December 1997 and is expected to be completed in the first quarter of 2000.

The merger transaction costs in the first quarter of 1999 of $6,334 represents the fees for investment bankers, attorneys, accountants, and other administrative charges associated with the merger of Consumers Water Company consummated on March 10, 1999. See Note 2 - Merger with Consumers Water Company.

Gains on sales of properties decreased by $6,672 due to the gain on the sale of CWC's New Hampshire operations of $6,680 recorded in the second quarter of 1998.

The Company's effective income tax rate was 50.2% in the first half of 1999 and 40.0% in 1998. The effective tax rate increased due to the estimated non-deductible portion of the $6,334 of merger transaction costs recorded in the first quarter of 1999. Exclusive of the merger transaction costs and related tax benefits of $200, the 1999 effective income tax rate was 40.1%.

Dividends on preferred stock decreased $29 or 29.6% due to the redemption in January 1999 of 14,600 shares of preferred stock. The preferred shares were redeemed at the liquidation value of $100 per share.

Net income available to common stock for the first half of 1999 decreased by $10,080, of which $8,596, net of tax, was related to the merger costs recorded in the first quarter of 1999, $3,903, net of tax, was related to the gain on sale of CWC's New Hampshire operations in April 1998 and the other factors described above. On a diluted per share basis, earnings decreased $.25 reflecting the change in net income and a 1.7% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or otherwise issued through the Dividend Reinvestment Plan and the employee stock and incentive plan.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
              (In thousands of dollars, except per share amounts)


      Analysis of Second Quarter of 1999 Compared to Second Quarter of 1998
      ---------------------------------------------------------------------

Operating revenues for the quarter increased $4,417 or 7.2% primarily due to rate increases, including $1,161 from the Distribution System Improvement Charge in Pennsylvania, additional water revenues from an increased volume of water sold, an increased state tax adjustment surcharge that was added to customers' bills in Pennsylvania, additional revenues from acquisitions and other water sale agreements, offset in part by $160 of revenues associated with CWC's New Hampshire operations which was sold in April 1998. Five rate increases were granted or became effective in various CWC divisions since the second quarter of 1998, accounting for an additional $570 of revenues in the quarter. The increased volume of water sold during the quarter was associated with the hot dry weather experienced during June 1999.

Operations and maintenance expenses increased by $198 or 0.8% due to increased maintenance expenses and increased wages and administrative expenses, offset in part by savings from reduced electric costs and a reduction in general corporate expenses due to the closing of the former CWC corporate office in March 1999. The increased maintenance expenses resulted from the timing of plant maintenance and an increase in water main repairs. The reduced electric costs result from the electric deregulation in Pennsylvania.

Depreciation expense increased $915 or 13.7% reflecting the utility plant placed in service since the second quarter of 1998.

Amortization decreased $282 primarily due to the completion of the amortization in 1998 of the costs associated with PSW's 1997 rate filing.

Taxes other than income taxes increased by $404 or 7.7% as a result of an increase in the PURTA and Pennsylvania Capital Stock Tax. The increased taxes are due to a higher base on which the taxes are calculated. The increase in the taxable base for the PURTA is due to capital expenditures completed in the last year. The increase in the Capital Stock Tax is due to higher common equity.

Interest expense increased by $700 or 8.9% due to increased borrowings to finance on-going capital projects offset partially by lower interest rates on borrowings.

Allowance for funds used during construction increased by $112 primarily due to an increase in the average balance of utility plant construction work in progress resulting from the construction of the $34,000 Shenango water treatment plant. Construction commenced on this facility in December 1997 and is expected to be completed in the first quarter of 2000.

Gains on sales of properties decreased by $6,672 due to the gain on the sale of CWC's New Hampshire operations of $6,680 recorded in the second quarter of 1998.

The Company's effective income tax rate was 40.7% in the second quarter of 1999 and 40.1% in 1998. The effective tax rate increased due to an increase in the statutory Federal income tax rate from 34% to 35% in the CWC operating subsidiaries.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
              (In thousands of dollars, except per share amounts)

Dividends on preferred stock decreased $15 or 30.6% due to the redemption in January 1999 of 14,600 shares of preferred stock. The preferred shares were redeemed at the liquidation value of $100 per share.

Net income available to common stock for the quarter decreased by $2,544, of which $3,903, net of tax, was related to the gain on the sale of CWC's New Hampshire operations in April 1998 and the other factors described above. On a diluted per share basis, earnings decreased $.07 reflecting the change in net income and a 1.0% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or otherwise issued through the Dividend Reinvestment Plan and the employee stock and incentive plan.

                                  Recent Events
                                  -------------

The Company's water customers are located in five states and as of December 31, 1998, 65% were located in Pennsylvania. On June 10, 1999, the Pennsylvania Department of Environmental Protection declared a drought warning for most of the counties in Pennsylvania, including the counties served by PSW and CWC's Pennsylvania subsidiaries. The drought warning calls for voluntary restrictions on water use, particularly non-essential uses of water. On July 20, 1999, the Governor of Pennsylvania issued a drought emergency order for the counties that were previously under the drought warning. The drought emergency imposes a mandatory ban on all nonessential water usage. While portions of Pennsylvania, particularly those dependent on ground water, experience water shortages, the Company's water supplies in these areas are, at present, adequate. Despite these actions, the Company's operating results are not expected to be severely impacted as water consumption appears to have declined to the normal levels that are customarily experienced during the summer season. If additional restrictions or enforcements occur in Pennsylvania or in service territories in other states, declines in water revenues may occur, but are not expected to have a material impact on the Company's operating results or financial condition.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
              (In thousands of dollars, except per share amounts)

The Company's State of Readiness
--------------------------------

Internal Systems and Processes -- The Company has evaluated its systems and processes based on a prioritization of the risks they pose to the overall objectives of the Program. An inventory of all critical systems and processes and an assessment of Year 2000 issues for the Company's critical systems has been completed. As a result of the assessment, it was determined that the internal systems and processes directly related to the treatment and distribution of water to its customers would not be significantly affected by the Year 2000 issue. Some financial and office systems may be affected and the remediation or replacement and testing of these systems is under way. It is anticipated that remediation or replacement and testing of these systems will be completed in the summer of 1999.

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

The Costs to Address the Company's Year 2000 Issues
---------------------------------------------------

The Company estimates its cost to date for its Year 2000 Program to be approximately $6,500 which includes the costs to develop a new customer billing system that the Company is implementing to provide added capacity and capabilities. The Company presently estimates that it will spend an additional amount of approximately $2,300 to bring all of its critical systems into compliance.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
              (In thousands of dollars, except per share amounts)

The Company's Contingency Plans
-------------------------------

The Company had developed contingency plans for critical systems or processes or vendor relationships that cannot be verified as Year 2000 compliant. Contingency plans have also been developed for certain other critical systems, notwithstanding a determination of their Year 2000 compliance, where such systems would have a significant effect on the Company's ability to deliver water to its customers.

Forward-looking Statements
--------------------------

The statements in the Company's Year 2000 disclosure contain forward-looking statements and should be read in conjunction with the Company's disclosure under the "Forward-looking Statements" section in the "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and in June 1999 amended this standard by issuing SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137 changed the timing of the implementation of SFAS No. 133. The Company plans to adopt these statements in 2001 as required. As of June 30, 1999, the Company had no derivative instruments or hedging activities.

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


Item 4.           Results of Vote of Security Holders

                  The Annual Meeting of Shareholders of Philadelphia Suburban Corporation (the "Company") was held on May 20, 1999 at the Double Tree Guest Suites - Plymouth Meeting, 640 W. Germantown Pike, Plymouth Meeting, Pennsylvania, pursuant to the Notice sent on or about April 9, 1999 to all shareholders of record at the close of business on March 24, 1999. At that meeting, the following nominees were elected as directors of the Company for terms expiring in the year 2002 and received the votes set forth after their names below:

                  Name of Nominee            For                  Withheld

                  Mary C. Carroll            34,869,724           282,377
                  Nicholas DeBenedictis      34,927,707           224,394
                  G. Fred DiBona, Jr.        34,864,465           287,636
                  John E. Menario            34,908,062           244,039

                  Since the Board of Directors is divided into three classes with one class elected each year to hold office for a three-year term, the term of office for the following directors continued after the Annual Meeting: Michel Avenas; Richard H. Glanton, Esq.; Alan R. Hirsig; John F. McCaughan; John E. Palmer, Jr.; Richard L. Smoot; Robert O. Viets; and Harvey J. Wilson.

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

                            Current Report on Form 8-K filed on May 24, 1999, responding to Item 5, Other Events. (Audited Supplemental Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, the notes thereto, and the independent auditors' report of KPMG LLP).

                            Current Report on Form 8-K filed on June 2, 1999, responding to Item 5, Other Events. (Summary of certain interim financial results of the Registrant reflecting 30 days of combined operations (unaudited) for the period ended April 30, 1999).

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                                    SIGNATURE
                                    ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.


August 12, 1999

                                            PHILADELPHIA SUBURBAN CORPORATION
                                                        Registrant


                                            /s/  Nicholas DeBenedictis
                                            ---------------------------------
                                                 Nicholas DeBenedictis
                                                 Chairman and President






                                            /s/  David P. Smeltzer
                                            ---------------------------------
                                                 David P. Smeltzer
                                              Vice President - Finance
                                             and  Chief Financial Officer

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX



Exhibit No.                     Description                       Page No.
-----------               -------------------------               --------
   27                     Financial Data Schedule                    21