Form 10-Q
period 1999-09-30
PHILADELPHIA SUBURBAN CORP
filed 1999-11-15
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1999

Commission File Number 1-6659



                        PHILADELPHIA SUBURBAN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Pennsylvania                               23-1702594
    -------------------------------                -------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)


    762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania        19010-3489
    ------------------------------------------------        ----------
        (Address of principal executive offices)            (Zip Code)


              Registrant's telephone number, including area code:
              ---------------------------------------------------
                                 (610)-527-8000


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  _X_         No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999

   40,962,206
----------------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)


                                                                                   September 30,       December 31,
                                                                                       1999              1998
                                                                                 -----------------------------------
                                     Assets                                         (Unaudited)       (Audited)
Property, plant and equipment, at cost                                                 $ 1,315,220      $ 1,248,621
Less accumulated depreciation                                                              252,468          232,427
                                                                                 -----------------------------------
    Net property, plant and equipment                                                    1,062,752        1,016,194
                                                                                 -----------------------------------
Current assets:
    Cash and cash equivalents                                                                6,454            8,247
    Accounts receivable and unbilled revenues, net                                          41,903           40,768
    Inventory, materials and supplies                                                        4,368            3,857
    Prepayments and other current assets                                                     2,800            7,026
                                                                                 -----------------------------------
    Total current assets                                                                    55,525           59,898
                                                                                 -----------------------------------

Regulatory assets                                                                           57,525           57,697
Deferred charges and other assets, net                                                      26,199           22,944
                                                                                 -----------------------------------
                                                                                       $ 1,202,001      $ 1,156,733
                                                                                 ===================================
                   Liabilities and Stockholders' Equity
Stockholders' equity:
    6.05% Series B cumulative preferred stock                                          $     1,760      $     3,220
    Common stock at $.50 par value, authorized 100,000,000 shares,
         outstanding 40,962,206 and 40,702,311 in 1999 and 1998                             20,780           20,617
    Capital in excess of par value                                                         249,890          244,457
    Retained earnings                                                                       99,324           91,683
    Minority interest                                                                        2,609            2,589
    Treasury stock, 596,766 and 533,292 shares in 1999 and 1998                            (10,891)          (9,478)
    Accumulated other comprehensive income                                                   1,068                -
                                                                                 -----------------------------------
    Total stockholders' equity                                                             364,540          353,088
                                                                                 -----------------------------------

Long-term debt, excluding current portion                                                  411,514          413,309
Commitments                                                                                      -                -
Current liabilities:
    Current portion of long-term debt                                                       33,437            2,981
    Loans payable                                                                           39,280           24,615
    Accounts payable                                                                        10,292           25,248
    Accrued interest                                                                         7,847            8,406
    Accrued taxes                                                                           12,086           14,382
    Other accrued liabilities                                                               18,752           20,462
                                                                                 -----------------------------------
    Total current liabilities                                                              121,694           96,094
                                                                                 -----------------------------------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                                       132,919          126,809
    Customers' advances for construction                                                    56,866           57,781
    Other                                                                                    9,322            8,735
                                                                                 -----------------------------------
    Total deferred credits and other liabilities                                           199,107          193,325
                                                                                 -----------------------------------

Contributions in aid of construction                                                       105,146          100,917
                                                                                 -----------------------------------
                                                                                       $ 1,202,001      $ 1,156,733
                                                                                 ===================================

    See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                  (UNAUDITED)


                                                                              Nine Months Ended
                                                                                September 30,
                                                                          ---------------------------
                                                                              1999         1998
                                                                          ---------------------------

Operating revenues                                                           $ 194,091     $ 188,664

Costs and expenses:
  Operations and maintenance                                                    71,573        72,825
  Depreciation                                                                  22,792        20,341
  Amortization                                                                     989         1,737
  Taxes other than income taxes                                                 16,803        16,941
  Restructuring costs                                                            3,787             -
                                                                          ---------------------------
                                                                               115,944       111,844
                                                                          ---------------------------

Operating income                                                                78,147        76,820

Other expense (income):
  Interest expense, net                                                         24,968        23,728
  Dividends on preferred stock of subsidiary and
    minority interest                                                               76           114
  Allowance for funds used during construction                                  (1,369)         (861)
  Merger transaction costs                                                       6,334             -
  Gains on sales of properties                                                    (198)       (6,680)
                                                                          ---------------------------
Income before income taxes                                                      48,336        60,519
Provision for income taxes                                                      21,551        24,157
                                                                          ---------------------------
Net income                                                                      26,785        36,362
Dividends on preferred stock                                                       104           146
                                                                          ---------------------------
Net income available to common stock                                         $  26,681     $  36,216
                                                                          ===========================
Net income                                                                   $  26,785     $  36,362
Other comprehensive income:
  Unrealized gains on securities                                                 1,643             -
  Provision for income taxes on other comprehensive income                        (575)            -
                                                                          ---------------------------
Comprehensive income                                                           $27,853       $36,362
                                                                          ===========================

Net income per common share:
  Basic                                                                         $ 0.65        $ 0.90
                                                                          ===========================
  Diluted                                                                       $ 0.65        $ 0.89
                                                                          ===========================

Average common shares outstanding
  during the period:
  Basic                                                                         40,823        40,263
                                                                          ===========================
  Diluted                                                                       41,281        40,741
                                                                          ===========================




    See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                  (UNAUDITED)


                                                                       Three Months Ended
                                                                         September 30,
                                                                   ---------------------------
                                                                       1999          1998
                                                                   ---------------------------

Operating revenues                                                       $69,337      $68,991

Costs and expenses:
  Operations and maintenance                                              24,645       25,216
  Depreciation                                                             7,765        6,932
  Amortization                                                               277          601
  Taxes other than income taxes                                            5,591        5,871
                                                                   ---------------------------
                                                                          38,278       38,620
                                                                   ---------------------------

Operating income                                                          31,059       30,371

Other expense (income):
  Interest expense, net                                                    8,347        7,671
  Dividends on preferred stock of subsidiary and
    minority interest                                                         34           45
  Allowance for funds used during construction                              (512)        (309)
  Gains on sales of properties                                              (190)           -
                                                                   ---------------------------
Income before income taxes                                                23,380       22,964
Provision for income taxes                                                 9,013        9,129
                                                                   ---------------------------
Net income                                                                14,367       13,835
Dividends on preferred stock                                                  35           48
                                                                   ---------------------------
Net income available to common stock                                     $14,332      $13,787
                                                                   ===========================

Net income                                                               $14,367      $13,835
Other comprehensive income:
  Unrealized gains on securities                                           1,643            -
  Provision for income taxes on other comprehensive income                  (575)           -
                                                                   ---------------------------
Comprehensive income                                                     $15,435      $13,835
                                                                   ===========================

Net income per common share:
  Basic                                                                   $ 0.35       $ 0.34
                                                                   ===========================
  Diluted                                                                 $ 0.35       $ 0.34
                                                                   ===========================

Average common shares outstanding
  during the period:
  Basic                                                                   40,898       40,563
                                                                   ===========================
  Diluted                                                                 41,333       41,077
                                                                   ===========================




    See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)




                                                                             Nine Months Ended
                                                                                  September 30,
                                                                        ------------------------------
                                                                             1999           1998
                                                                        ------------------------------
Cash flows from operating activities:
   Net income                                                                 $ 26,785       $ 36,362
   Adjustments to reconcile net income to net
   cash flows from operating activities:
      Depreciation and amortization                                             23,781         22,078
      Deferred income taxes                                                      5,576          7,637
      Gains on sales of properties                                                (198)        (6,680)
      Net decrease (increase) in receivables, inventory
          and prepayments                                                        2,645         (2,366)
      Net decrease in payables, accrued interest, accrued taxes
          and other accrued liabilities                                        (14,753)        (4,819)
      Net cash flows from discontinued operations                                  383          1,361
      Other                                                                      2,533         (1,363)
                                                                        ------------------------------
Net cash flows from operating activities                                        46,752         52,210
                                                                        ------------------------------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $1,369 and $861                     (67,723)       (57,867)
   Acquisitions of water systems                                                  (199)       (23,911)
   Proceeds from dispositions of properties                                        237         33,728
   Other                                                                        (6,280)           362
                                                                        ------------------------------
Net cash flows used in investing activities                                    (73,965)       (47,688)
                                                                        ------------------------------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                  3,604          3,434
   Repayments of customers' advances                                            (2,125)        (1,876)
   Net proceeds (repayments) of short-term debt                                 14,665         (9,500)
   Proceeds from long-term debt                                                 34,664         29,120
   Repayments of long-term debt                                                 (6,154)       (23,519)
   Redemption of preferred stock                                                (1,460)             -
   Redemption of preferred stock of subsidiary                                       -         (4,214)
   Proceeds from issuing common stock                                            5,939         31,281
   Repurchase of common stock                                                   (1,756)        (3,334)
   Dividends paid on preferred stock                                               (90)          (146)
   Dividends paid on common stock                                              (21,832)       (21,898)
   Other                                                                           (35)           (47)
                                                                        ------------------------------
Net cash flows from (used in) financing activities                              25,420           (699)
                                                                        ------------------------------

Net increase (decrease) in cash and cash equivalents                            (1,793)         3,823
Cash and cash equivalents at beginning of year                                   8,247          3,374
                                                                        ------------------------------
Cash and cash equivalents at end of period                                     $ 6,454        $ 7,197
                                                                        ==============================

See Merger with Consumers Water Company footnote for description of non-cash investing and financing activities.
See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                    (In thousands, except per share amounts)




                                                                               September 30,     December 31,
                                                                                  1999               1998
                                                                             -----------------------------------
                                                                               (Unaudited)        (Audited)
Stockholders' equity:
     6.05% Series B cumulative preferred stock                                       $ 1,760            $ 3,220
     Common stock, $.50 par value                                                     20,780             20,617
     Capital in excess of par value                                                  249,890            244,457
     Retained earnings                                                                99,324             91,683
     Minority interest                                                                 2,609              2,589
     Treasury stock                                                                  (10,891)            (9,478)
     Accumulated other comprehensive income                                            1,068                  -
                                                                             -----------------------------------
Total stockholders' equity                                                           364,540            353,088
                                                                             -----------------------------------

Long-term debt:
First Mortgage Bonds secured by utility plant:
                  Interest Rate Range
                     0.00% to  1.99%                                                     903                949
                     2.00% to  4.99%                                                     824                  -
                     5.00% to  5.49%                                                   2,200                  -
                     5.50% to  5.99%                                                  31,545             21,945
                     6.00% to  6.49%                                                 102,210             87,210
                     6.50% to  6.99%                                                  55,200             55,200
                     7.00% to  7.49%                                                  38,000             40,001
                     7.50% to  7.99%                                                  23,000             23,000
                     8.00% to  8.49%                                                  16,500             16,500
                     8.50% to  8.99%                                                   9,005              9,011
                     9.00% to  9.49%                                                  53,776             53,776
                     9.50% to  9.99%                                                  51,220             51,820
                    10.00% to 10.55%                                                   6,000              6,000
                                                                             -----------------------------------
Total First Mortgage Bonds                                                           390,383            365,412
Note payable to bank under revolving credit agreement, due January 2000               43,425             38,935
Notes payable to banks under revolving credit agreements, due June 2000                9,600             10,400
Installment note payable, 9%, due in equal annual payments through 2013                1,543              1,543
                                                                             -----------------------------------
                                                                                     444,951            416,290
Current portion of long-term debt                                                     33,437              2,981
                                                                             -----------------------------------
Long-term debt, excluding current portion                                            411,514            413,309
                                                                             -----------------------------------
Total capitalization                                                               $ 776,054          $ 766,397
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

         The accompanying consolidated balance sheet and statement of capitalization of PSC at September 30, 1999, the consolidated statements of income and comprehensive income for the nine months and quarter ended September 30, 1999 and 1998, and the consolidated statements of cash flow for the nine months ended September 30, 1999 and 1998 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements, and therefore, should be read in conjunction with the PSC Annual Report on Form 10-K for the year ended December 31, 1998, Form 8-K filed on May 24, 1999 containing the Company's audited Supplemental Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 and the Quarterly Report on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

Note 2   Merger with Consumers Water Company

         On March 10, 1999, the Company completed a merger ("the Merger") with CWC. Pursuant to the merger agreement, the Company issued 13,014,015 shares of common stock in exchange for all of the outstanding stock of CWC. CWC common shareholders received 1.432 shares of the Company's Common Stock for each CWC common share and CWC preferred shareholders received 5.649 shares of the Company's Common Stock for each CWC preferred share. As a result of the Merger, CWC became a wholly-owned subsidiary of the Company. CWC serves approximately 230,000 customers in service territories covering parts of Pennsylvania, Ohio, Illinois, New Jersey and Maine.

         During the first quarter of 1999, the Company recorded a charge of $6,334 ($6,134, after tax benefits of $200) for merger transaction costs consisting primarily of fees for investment bankers, attorneys, accountants, and other administrative charges. In addition, the Company recorded in the first quarter of 1999 restructuring costs of $3,787 ($2,462, after tax benefits of $1,325) that includes severance and other costs associated with the closing of CWC's corporate office. As of March 31, 1999, $1,647

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts)(continued)
                                  (UNAUDITED)

         of restructuring costs were accrued and during the second and third quarters of 1999, $1,300 of these restructuring costs were paid with the balance anticipated to be paid over time. The merger transaction costs have been reported in Other expense and the restructuring costs have been reported as Costs and expenses in the Consolidated Statements of Income and Comprehensive Income.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts)(continued)
                                  (UNAUDITED)

Note 3   Acquisitions

         In January 1999, the Pennsylvania Public Utility Commission ("PAPUC") approved the franchise application of the Company's largest subsidiary, Philadelphia Suburban Water Company ("PSW") to expand PSW's service territory in Cumru Township, Berks County. It is anticipated that new customers will result as the territory is developed over time.

         In March 1999, one of CWC's Pennsylvania subsidiaries purchased the water system assets that the New Wilmington Municipal Authority and the Wilmington Borough owned jointly, for $55 in cash. The service territory covers 33 square miles and is located in Wilmington Borough, Mercer County and Wilmington Borough, Lawrence County. The annual revenues of this system approximate $165.

         In March 1999, PSW's wastewater subsidiary acquired the assets of a wastewater system from a real estate developer and a township for $162 in cash, payable in installments over four years. The service territory covers approximately a one-half square mile area in East Bradford Township, Chester County. The annual revenues of this system approximate $40.

         In July 1999, PSW entered into an agreement to purchase the water system assets of the East Marlborough Township water system for $500 in cash. Located in Chester County, the system is contiguous to PSW's and has annual operating revenues of approximately $70. In October 1999, the PAPUC approved the transaction and closing is anticipated to occur by the end of 1999.

         In August 1999, CWC's Ohio subsidiary acquired the water system assets of two apartment complexes in Jackson Township, Ohio for $95 in cash. The annual revenues of this system, once fully developed, are projected to approximate $100.

         In August 1999, PSW entered into an agreement to purchase the water utility assets of Bensalem Township for approximately $36,500. In October 1999, the PAPUC approved the transaction. Closing on the acquisition is anticipated to occur in December 1999. The Bensalem Township system covers a 20 square-mile service area in Bucks County, Pennsylvania. The increase in annual revenues resulting from this acquisition approximate $4,100.

         In August 1999, CWC's Illinois subsidiary entered into an agreement to purchase the water utility assets of the Village of Bradley in Kankakee County for $975 in cash. The annual operating revenues of this system is $190. This transaction is anticipated to close by the end of 1999.

         The Company continues to actively explore other opportunities to expand its utility operations through acquisitions and otherwise.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts)(continued)
                                  (UNAUDITED)

Note 4   Water Rates

         PSW filed an application with the PAPUC on October 29, 1999 requesting a $28 million or 15.5% increase in annual revenues. The application is currently pending before the PAPUC and a final determination is anticipated by July 2000. In May 1999, a rate application was filed by CWC's Illinois subsidiary for one of its divisions. The amount of increased annual revenue requested is $558 and a decision is anticipated during the first quarter of 2000. During the first quarter of 1999, CWC's operating subsidiaries settled one rate case and implemented received a rate increase granted under the terms of a prior year rate settlement in two CWC divisions resulting in an aggregate annual revenue increase of $390.

         Water utilities in Pennsylvania are permitted by the PAPUC to add a Distribution System Improvement Charge ("DSIC") to their water bills reflecting the capital costs and depreciation related to certain distribution system improvement projects completed and placed into service between base rate filings. PAPUC rules require a utility to suspend the use of the DSIC in the quarter subsequent to a twelve-month period that the utility's adjusted return on equity exceeds a benchmark established by the PAPUC. The benchmark is established quarterly by the PAPUC staff based on recent economic data. Based on the adjusted return on equity for 1998 and the applicable benchmark, PSW's DSIC resumed in the second quarter of 1999 after having been suspended in the first quarter of 1999. PSW's DSIC in the second and third quarters of 1999 was 3.05% and 3.62% of base water rates, respectively. The amount of PSW's DSIC in the fourth quarter of 1999 has been set at 5.00% of base water rates, the maximum DSIC allowed. During the third and fourth quarters, two of CWC's Pennsylvania subsidiaries also reflect a DSIC on their water bills at rates less than 1%. The amount of the DSIC in the first quarter of 2000 is dependent on the adjusted return on equity of the individual Pennsylvania subsidiaries and the benchmark established by the PAPUC and therefore is not determinable at this time.

         In addition to its base rates and DSIC, PSW has utilized a surcharge on its bills to reflect certain changes in Pennsylvania State taxes until such time as the tax changes are incorporated into base rates. From May 1998 until February 1999, PSW was required to provide a revenue credit of 0.11% ($110 on an annual basis) of base water rates in order to provide its customers with the savings associated with a decrease in the Pennsylvania Capital Stock Tax rate. In February 1999, PSW added a 1.04% surcharge ($1,384 on an annual basis) as a result of increases in the Pennsylvania Public Utility Realty Tax, resulting in a combined surcharge of 0.93%. Effective April 1, 1999, the combined surcharge was adjusted to 0.96% due to a change in the revenue credit from 0.11% to 0.08%. Effective May 29, 1999, the combined surcharge was adjusted to 0.80% ($1,153 on an annual basis) due to a decrease in the Pennsylvania Capital Stock Tax rate. CWC's Pennsylvania subsidiaries have also begun to utilize a surcharge at various rates (providing approximately $250 of revenues on an annual basis) on their bills to reflect the changes in Pennsylvania State Taxes.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts)(continued)
                                  (UNAUDITED)

Note 5   Long-term Debt and Loans Payable

         In January 1999, PSW issued a First Mortgage Bond of $10,000 5.85% Series due 2004 and in April 1999, PSW issued a First Mortgage Bond of $15,000 6.00% Series due 2004 through the medium-term note program. Proceeds from these issues were used to reduce the balance of PSW's revolving credit facility. In June 1999, CWC's Maine subsidiary issued a First Mortgage Bond of $2,200 5.05% Series due 2024. In August 1999, CWC's Maine subsidiary issued a First Mortgage Bond of $824 2.68% Series due 2019. Proceeds from these issues were used to reduce the balance of its short-term debt.

         In June 1999, two of the three CWC revolving credit agreements were due and terminated as planned. The two expired revolving credit facilities had represented aggregate borrowing facilities of $20,000 and amounts borrowed under these facilities have been repaid. In August 1999, the remaining CWC revolving credit agreement was amended to increase the facility from $15,000 to $20,000.

         In October 1999, PSW issued $25,000 in First Mortgage Bonds 6.00% Series due 2029 as security for an equal amount of Bonds issued by the Delaware County Industrial Development Authority. The proceeds from these bonds are restricted to funding the costs of certain capital projects. As of closing, project costs of $22,562 were already incurred and accordingly the Trustee transferred such amounts to PSW. As a result, $22,562 of the balance on PSW's revolving credit agreement has been classified as long-term debt as of September 30, 1999. The remainder of the proceeds are being held by the Trustee pending completion of the remainder of the projects financed with this issue. It is expected that these projects will be completed in 2000, however, funds will be drawn from the trust during the interim as expenditures are made on these projects.

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

                                       Nine Months Ended    Three Months Ended
                                         September 30,         September 30,
                                       -----------------    ------------------
                                         1999     1998        1999      1998
                                        ------   ------      ------    ------
Average common shares outstanding
  during the period for Basic
  computation.......................    40,823   40,263      40,898    40,563
Dilutive effect of employee stock
  options...........................       458      478         435       514
                                        ------   ------      ------    ------
Average common shares outstanding
  during the period for Diluted
  computation.......................    41,281   40,741      41,333    41,077
                                        ======   ======      ======    ======

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (In thousands of dollars, except per share amounts)

                           Forward-looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements address, among other things, the Company's: use of cash; projected capital expenditures; liquidity; Year 2000 disclosure, including statements regarding readiness, remediation, costs, risks and contingency plans; as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes", "expects", "anticipates", "plans", "projects" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions and the Year 2000 readiness of third parties with whom the Company deals. The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


                              General Information

Philadelphia Suburban Corporation ("PSC" or "the Company"), a Pennsylvania corporation, is the holding Company of Philadelphia Suburban Water Company ("PSW") and Consumers Water Company ("CWC"). PSW, a regulated water utility, provides water to approximately 303,000 customers within its 482 square-mile service territory. PSW's service territory is located north and west of the City of Philadelphia. In addition, water service is provided to approximately 6,800 customers through an operating and maintenance contract with a municipal authority contiguous to its service territory.

CWC owns 100% of the voting stock of four water companies and at least 96% of the voting stock of three water companies, collectively CWC's operating subsidiaries. These water companies are regulated water utilities providing water and wastewater service in 27 operating divisions to approximately 230,000 customers in Pennsylvania, Ohio, Illinois, New Jersey and Maine.

                               Financial Condition

During the first nine months of 1999, the Company had $67,723 of capital expenditures, redeemed $1,460 of preferred stock, and repaid $2,125 of customer advances for construction. Of the total capital expenditures, $12,100 was related to the construction of the Shenango water treatment plant in Sharon, Pennsylvania, $24,200 for infrastructure improvements and the balance for routine capital improvements. Construction of the Shenango plant commenced in December 1997 and is expected to cost $35,000 with completion anticipated in the first quarter of 2000. To date, $27,400 has been expended on the Shenango plant construction.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (In thousands of dollars, except per share amounts)(continued)

During the first nine months of 1999, the proceeds from the issuance of long-term debt, proceeds from the issuance of common stock, internally generated funds, available working capital and funds available under the revolving credit agreements were used to fund the cash requirements discussed above and to pay dividends. In connection with the merger of CWC on March 10, 1999, the Company issued 13,014,015 shares of common stock in exchange for all of the outstanding stock of CWC. In January 1999, PSW issued a First Mortgage Bond of $10,000 5.85% Series due 2004 through the medium-term note program. In April 1999, PSW issued a First Mortgage Bond of $15,000 6.00% Series due 2004. Proceeds from these issues were used to reduce the balance of PSW's revolving credit facility. In June 1999, CWC's Maine subsidiary issued a First Mortgage Bond of $2,200 5.05% Series due 2024. In August 1999, CWC's Maine subsidiary issued a First Mortgage Bond of $824 2.68% Series due 2019. Proceeds from these issues were used to reduce the balance of its short-term debt. Effective with the September 1, 1999 payment, the Company has increased the quarterly dividend on common stock from $.17 per share to $.18 per share.

At September 30, 1999, the Company, PSW and CWC had short-term lines of credit of $24,000, $1,000 and $87,800, respectively. At September 30, 1999, the Company, PSW and CWC had $12,000, $1,000 and $60,520 available, respectively under short-term lines of credit. In June 1999, two of the three CWC revolving credit agreements became due and were terminated as planned. The two expired revolving credit facilities had represented aggregate borrowing facilities of $20,000 and amounts borrowed under these facilities have been repaid. In August 1999, the remaining CWC revolving credit agreement was amended to increase the facility from $15,000 to $20,000. At September 30, 1999, PSW's revolving credit agreement remained as a $50,000 facility. At September 30, 1999, PSW and CWC had $6,575 and $10,400 available, respectively, under their revolving credit agreements. In October 1999, PSW issued $25,000 in First Mortgage Bonds 6.00% Series due 2029 as security for an equal amount of Bonds issued by the Delaware County Industrial Development Authority. As of November 12, 1999, the Trustee for this issue held $2,438 in an interest bearing account pending completion of the remainder of the projects financed with this issue. Accordingly, $22,562 of borrowings under the PSW revolving credit agreement were repaid with the proceeds from this issuance of First Mortgage Bonds and this portion of the revolving credit balance is classified as long-term debt as of September 30, 1999. The remainder of the revolving credit agreements balances have been classified as current portion of long-term debt. PSW intends to renew this facility and continue to periodically refinance portions of the borrowings under this facility through the issuance of First Mortgage Bonds.

In the fourth quarter of 1999, PSW intends to establish a $300,000 medium-term note program to replace a similar program that expired in July 1999. The program will provide for the issuance of long-term debt with maturities ranging between one and 35 years at fixed rates of interest, as determined at the time of issuance. The proceeds from debt issuances under this program will be used for general corporate purposes, to fund PSW's ongoing construction programs and to partially fund the acquisition of the water utility assets of Bensalem Township and other acquisitions.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (In thousands of dollars, except per share amounts)(continued)

                             Results of Operations

Analysis of First Nine Months of 1999 Compared to First Nine Months of 1998

Operating revenues increased $5,427 or 2.9% primarily due to additional revenues from acquisitions, rate increases, including an additional $2,260 from the Distribution System Improvement Charge and $1,040 of additional revenues from a state tax adjustment surcharge that were added to customers bills in Pennsylvania, offset in part by $1,623 of revenues associated with CWC's New Hampshire operations which was sold in April 1998. In addition, water consumption for the first nine months increased despite drought declarations in Pennsylvania and New Jersey that affected revenues in the third quarter of 1999. Six rate increases were granted or became effective in various CWC divisions since the first quarter of 1998 which contributed an additional $1,540 of revenues in the first nine months of 1999.

Operations and maintenance expenses decreased by $1,252 or 1.7% due to $592 of operations and maintenance expenses associated with CWC's New Hampshire operations which was sold in April 1998, savings from reduced electric costs as a result of electric deregulation in Pennsylvania and a reduction in general corporate expenses due to the closing of CWC's corporate office. The decreased operating costs were offset in part by increased wages and higher maintenance expenses at PSW resulting from an increased number of main breaks.

Depreciation expense increased $2,451 or 12.0% reflecting the utility plant placed in service since the third quarter of 1998, including the assets acquired through system acquisitions.

Amortization decreased $748 primarily due to the completion of the amortization in 1998 of the costs associated with PSW's 1997 rate filing.

Taxes other than income taxes decreased by $138 or 0.8% due to a decrease in the Pennsylvania Public Utility Realty Tax ("PURTA"), the other taxes of CWC's New Hampshire operations, sold in April 1998, and a reduction in state regulatory taxes. The reduction in the PURTA tax is due to an additional 1998 charge for PURTA tax resulting from an additional assessment.

Restructuring costs of $3,787 were recorded in the first quarter of 1999, as described in Note 2 - Merger with Consumers Water Company, which includes severance of $2,940 and other costs associated with the closing of CWC's corporate office.

Net interest expense increased by $1,240 or 5.2% due to increased borrowings to finance on-going capital projects and acquisitions, offset partially by a reduction in debt associated with CWC's New Hampshire operations and lower interest rates on borrowings.

Allowance for funds used during construction increased by $508 primarily due to an increase in the average balance of utility plant construction work in progress resulting from the construction of the $35,000 Shenango water treatment plant. Construction commenced on this facility in December 1997 and is expected to be completed in the first quarter of 2000.

The merger transaction costs in the first quarter of 1999 of $6,334 represents the fees for investment bankers, attorneys, accountants, and other administrative charges associated with the merger of Consumers Water Company consummated on March 10, 1999. See Note 2 - Merger with Consumers Water Company.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (In thousands of dollars, except per share amounts)(continued)

Gains on sales of properties decreased by $6,482 primarily due to the gain on the sale of CWC's New Hampshire operations of $6,680 recorded in the second quarter of 1998, offset in part by gains on sales of properties in 1999.

The Company's effective income tax rate was 44.6% in the first nine months of 1999 and 39.9% in 1998. The effective tax rate increased due to the estimated non-deductible portion of the $6,334 of merger transaction costs recorded in the first quarter of 1999. Exclusive of the merger transaction costs and related tax benefits of $200, the 1999 effective income tax rate was 39.8%.

Dividends on preferred stock decreased $42 or 28.8% due to the redemption in January 1999 of 14,600 shares of preferred stock. The preferred shares were redeemed at the liquidation value of $100 per share.

Net income available to common stock for the first nine months of 1999 decreased by $9,535, of which $8,596, net of tax, was related to the merger costs recorded in the first quarter of 1999, $3,903, net of tax, was related to the gain on sale of CWC's New Hampshire operations in April 1998 and the other factors described above. Excluding these non-recurring items, net income available to common stock increased $2,964 or 9.2%. On a diluted per share basis, earnings decreased $.24 reflecting the change in net income and a 1.3% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or otherwise issued through the Dividend Reinvestment Plan and the employee stock and incentive plan.

      Analysis of Third Quarter of 1999 Compared to Third Quarter of 1998

Operating revenues for the quarter increased $346 or 0.5% primarily due to rate increases, including an additional $1,100 from the Distribution System Improvement Charge and $420 of additional revenues from a state tax adjustment surcharge that were added to customers' bills in Pennsylvania, offset in part by a decrease in customer consumption of water in Pennsylvania and New Jersey. The Pennsylvania and New Jersey service territories were affected by drought declarations during the third quarter of 1999 in which the Governors of each state imposed mandatory bans on nonessential water usage. These restrictions were lifted at the end of September and in early October. While these restrictions were in effect, water consumption in these areas declined to levels below those experienced in 1998. Three rate increases were granted or became effective in various CWC divisions since the third quarter of 1998, providing for an additional $124 of revenues in the quarter.

Operations and maintenance expenses decreased by $571 or 2.3% due to a reduction in general corporate expenses related to the closing of CWC's corporate office in March 1999, reduced production costs attributable to reduced production and savings from reduced electric costs, offset partially by increased wages and maintenance expenses. The reduced electric costs result from the electric deregulation in Pennsylvania. The increased maintenance expenses result from an increase in water main repairs.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (In thousands of dollars, except per share amounts)(continued)

Depreciation expense increased $833 or 12.0% reflecting the utility plant placed in service since the third quarter of 1998.

Amortization decreased $324 primarily due to the completion of the amortization in 1998 of the costs associated with PSWs 1997 rate filing.

Taxes other than income taxes decreased by $280 or 4.8% as a result of an additional 1998 charge for PURTA tax due to an additional tax assessment that had been necessary to offset a state-wide deficit in the collection of this tax. The decreased PURTA tax is offset partially by an increase in local real estate taxes due to additional capital expenditures.

Net interest expense increased by $676 or 8.8% due to increased borrowings to finance on-going capital projects offset partially by lower interest rates on borrowings.

Allowance for funds used during construction increased by $203 primarily due to an increase in the average balance of utility plant construction work in progress resulting from the construction of the $35,000 Shenango water treatment plant. Construction commenced on this facility in December 1997 and is expected to be completed in the first quarter of 2000.

Gains on sales of properties increased by $190 due to the gain on the sale of various land parcels in CWC's Illinois subsidiary.

The Company's effective income tax rate was 38.6% in the third quarter of 1999 and 39.8% in 1998. The effective tax rate decreased due to differences between tax deductible expenses and book expenses, offset in part by an increase in the statutory Federal income tax rate from 34% to 35% in the CWC operating subsidiaries.

Dividends on preferred stock decreased $13 or 27.1% due to the redemption in January 1999 of 14,600 shares of preferred stock. The preferred shares were redeemed at the liquidation value of $100 per share.

Net income available to common stock for the quarter increased by $545 primarily as a result of factors described above. On a diluted per share basis, earnings increased $.01 or 2.9% reflecting the change in net income and a 0.6% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or otherwise issued through the Dividend Reinvestment Plan and the employee stock and incentive plan.

                                 Recent Events

The Company's water customers are located in five states and as of December 31, 1998, 65% were located in Pennsylvania. On June 10, 1999, the Pennsylvania Department of Environmental Protection declared a drought warning for most of the counties in Pennsylvania, including the counties served by PSW and CWC's Pennsylvania subsidiaries. A drought warning calls for voluntary restrictions on water use, particularly non-essential uses of water. On July 20, 1999, the Governor of Pennsylvania issued a drought emergency order for the counties that were previously under the

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (In thousands of dollars, except per share amounts)(continued)

drought warning. The drought emergency imposes a mandatory ban on all nonessential water usage. On September 30, 1999, the drought emergency order was lifted for nearly all Pennsylvania counties, including those served by PSC's water companies. While portions of Pennsylvania, particularly those dependent on ground water, experienced water shortages, the Company's water supplies remained adequate. As a result of these actions, water consumption and water revenues in these areas declined to levels below those experienced in 1998. As a result of the drought emergency order being lifted, water revenues are expected to return to normal levels.

                                   Year 2000
Overview

The Company has actively pursued a Year 2000 Program (the "Program"). The objective of the Program is to provide reasonable assurance that the Company's critical systems and processes that impact the Company's ability to deliver water to its customers will not experience significant interruptions that would interfere with such water service or result in a material business impairment that would have an adverse impact to the Company's operations, liquidity or financial condition as a result of the Year 2000 issue. For purposes of the Program, the Year 2000 issue is defined as whether information technology accurately processes date and time data from, into and between the twentieth and twenty-first centuries, and the years 1999 and 2000 and leap year calculations. The Company's systems and processes that were reviewed include: (i) internal systems and processes, consisting of software, databases, information technology hardware and imbedded microprocessors; and (ii) relationships with third parties. The Program involves a systematic approach to the Year 2000 issue consisting of the following steps: (i) inventorying the component elements of the Company's systems and processes; (ii) assessing whether there are Year 2000 issues with such systems and processes; (iii) remediation of systems and processes that are identified as having Year 2000 issues; (iv) testing the remediation measures that are implemented; and (v) developing contingency plans.

The Company's State of Readiness

Internal Systems and Processes The Company has evaluated its systems and processes based on a prioritization of the risks they pose to the overall objectives of the Program. An inventory of all critical systems and processes and an assessment of Year 2000 issues for the Company's critical systems has been completed. As a result of the assessment, it was determined that the internal systems and processes directly related to the treatment and distribution of water to its customers would not be significantly affected by the Year 2000 issue. Some financial and office systems may have been affected and the remediation or replacement and testing of these systems is under way. It is anticipated that remediation or replacement and testing of the last of these office systems is anticipated to be completed in November 1999.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (In thousands of dollars, except per share amounts)(continued)

water use by customers in these categories will be significantly affected by the Year 2000 issue. No single customer accounted for more than one percent of the Company's 1998 revenues.

The Company has contacted its key suppliers to determine their Year 2000 compliance status and the responses received to date indicate that such suppliers are or intend to be Year 2000 compliant. Because of the substantial electric power requirements of the Company's water treatment and distribution systems, electric power supply may be the most critical supplier relationship. To date, the Company's electric suppliers have indicated that they do not anticipate service disruptions from the Y2K problem. Third party vendors of critical software systems have been contacted regarding the compliance status of their software and either the vendors have represented that their software packages are compliant or the software is being remedied as part of the Company's Year 2000 Program.

The Costs to Address the Company's Year 2000 Issues

The Company estimates its total cost for its Year 2000 Program to be approximately $8,000 which includes the costs to develop a new customer billing system that the Company is implementing to provide added capacity and capabilities. Substantially all of these costs have been incurred to date in bringing its critical systems into compliance.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (In thousands of dollars, except per share amounts)(continued)

                   Impact of Recent Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company's adoption of this statement on January 1, 1999 did not have a material impact on the Company's results from operations or financial condition.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". The Company's adoption of this statement on January 1, 1999 did not have a material impact on the Company's results from operations or financial condition.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and in June 1999 amended this standard by issuing SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137 changed the timing of the implementation of SFAS No. 133. The Company plans to adopt these statements in 2001 as required. As of September 30, 1999, the Company had no derivative instruments or hedging activities.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No. Description

                  4.26 Thirty-second Supplemental Indenture, dated as of October 1, 1999

                  10.37 Bond Purchase Agreement among the Delaware County Industrial Development Authority, Philadelphia Suburban Water Company and Commerce Capital Markets dated September 29, 1999

                  10.38 Construction and Financing Agreement between the Delaware County Industrial Development Authority and Philadelphia Suburban Water Company dated as of October 1, 1999

                  27          Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.


November 12, 1999

                                               PHILADELPHIA SUBURBAN CORPORATION
                                                           Registrant


                                               /s/     Nicholas DeBenedictis
                                               ---------------------------------
                                                       Nicholas DeBenedictis
                                                      Chairman and President






                                               /s/       David P. Smeltzer
                                               ---------------------------------
                                                         David P. Smeltzer
                                                     Vice President - Finance
                                                    and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.                   Description                            Page No.

        4.26    Thirty-second Supplemental Indenture, dated
                as of October 1, 1999                                    23

        10.37   Bond Purchase Agreement among the                        58
                Delaware County Industrial Development Authority,
                Philadelphia Suburban Water Company and
                Commerce Capital Markets dated September 29, 1999

        10.38   Construction and Financing Agreement between             82
                the Delaware County Industrial Development
                Authority and Philadelphia Suburban Water Company dated as of October 1, 1999

        27      Financial Data Schedule                                 121