Form 10-K
period 1999-12-31
PHILADELPHIA SUBURBAN CORP
filed 2000-03-29
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999      Commission File number 1-6659
                        PHILADELPHIA SUBURBAN CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                             23-1702594
   ----------------------------------       -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania               19010-3489
------------------------------------------------         -----------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including
area code:                                                   (610)-527-8000
                                                         -----------------------

Securities registered pursuant to Section
12(b) of the Act:
                                                   Name of each exchange on
               Title of each class                    which registered
               -------------------                 ------------------------

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

Yes    x          No
   -----            ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000.
         $612,903,346

         For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by March 1, 2000, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.

The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2000.
         40,997,701

Documents incorporated by reference

         (1) Portions of registrant's 1999 Annual Report to Shareholders have been incorporated by reference into Parts I and II of this Form 10-K Report.

         (2) Portions of the Proxy Statement, relative to the May 15, 2000 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, have been incorporated by reference into Part III of this Form 10-K Report.

                                     PART I

Item 1.         Business


The Company

         Philadelphia Suburban Corporation (referred to as "we" or "us") is the holding company for regulated utilities providing water or wastewater services to approximately 1.8 million people in Pennsylvania, Ohio, Illinois, New Jersey and Maine. Our two primary subsidiaries are Philadelphia Suburban Water Company, a regulated public utility that provides water or wastewater services to about 1 million residents in the suburban areas north and west of the City of Philadelphia, and Consumers Water Company, a holding company for several regulated public utility companies that provide water or wastewater service to about 800,000 residents in various communities in Pennsylvania, Ohio, Illinois, New Jersey and Maine. We are among the largest investor-owned water utilities in the United States based on the number of customers. In addition, we provide water service to approximately 25,000 people through operating and maintenance contracts with municipal authorities and other parties in proximity to the operating company's service territories.

         Consumers Water Company owns 100% of the voting stock of four water companies, and at least 96% of the voting stock of three water companies, operating in Pennsylvania, Ohio, Illinois, New Jersey and Maine. Consumers Water Company's subsidiaries operate 27 divisions in these five states, providing water service to approximately 800,000 people. The following table indicates by subsidiary the number of metered water customers and water revenues for the year ended December 31, 1999:

                                                  Water               Number
                                                Revenues             of Water
     Subsidiary                                  (000's)             Customers
     ----------                                --------------------------------

     Philadelphia Suburban Water Company        $150,659             317,843
     Consumers Ohio water Company                 33,061              78,306
     Consumers Illinois Water Company             19,487              51,472
     Consumers Pennsylvania Water Company*        20,587              40,951
     Consumers New Jersey Water Company           13,790              33,400
     Consumers Maine Water Company                 8,432              15,703
                                                ----------------------------
                                                $246,016             537,675
                                                ============================

* Includes Susquehanna, Roaring Creek and Shenango Valley Divisions.

         Subsidiaries of Philadelphia Suburban Water Company and Consumers Water Company provide wastewater collection, treatment and disposal services (primarily residential) to approximately 30,000 people in Pennsylvania, Illinois and New Jersey.

         The following table indicates by customer class the number of metered water customers and water revenues for the year ended December 31, 1999:

                                                  Water               Number
                                                Revenues             of Water
     Customer class                              (000's)             Customers
     --------------                            --------------------------------

     Residential                               $154,881              497,937
     Commercial                                  45,192               29,241
     Industrial                                  13,944                1,430
     Other                                       31,999                9,067
                                               -----------------------------
                                               $246,016              537,675
                                               =============================

Our customer base is primarily residential, representing approximately 93% of our total water sales. Substantially all of our customers are metered, which allows us to measure our customers' water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during the late spring and early summer. In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases water consumption. Also, an increase in the average temperature generally causes an increase in water consumption.

         Excluding customers added through the acquisitions of several small water systems, during the three-year period of 1997 through 1999, Philadelphia Suburban Water Company's customer base grew at an annual compound rate of 1.0%. Including acquisitions, Philadelphia Suburban Water Company's customer base increased at an annual compound rate of 3.9% during this period. Consumers Water Company's customer growth rate during this period was 1.5%. Our business combination with Consumers Water Company on March 10, 1999 will enable us to grow through acquisitions in the areas where Consumers operates.


Acquisitions and Water Sale Agreements

         We believe that there are many potential water system acquisition candidates throughout the United States because of the fragmented nature of the water utility industry. We believe the factors driving consolidation of these water systems are:

o the benefits of economies of scale, including the development of technological expertise that would not be feasible in a smaller organization;

o  increasingly stringent environmental regulations; and

o  the need for investment.

         We believe that acquisitions will continue to be an important source of growth for us. We intend to continue to pursue acquisitions of municipally-owned and investor-owned water systems of all sizes that provide services in areas adjacent to our existing service territories or in new service areas. We engage in continuing activities with respect to potential acquisitions, including performing analyses and investigations of acquisition candidates, making preliminary acquisition proposals and negotiating the terms of potential acquisitions.

         During the past five years, we have completed 54 acquisitions or other growth ventures adding approximately 60,000 customers to our customer base. The largest of these transactions was the acquisition of the water utility assets of Bensalem Township in December 1999, which has added 14,945 customers. We are actively exploring other opportunities to expand our utility operations through acquisitions or otherwise.

Water Supplies and Water Facilities

         Our water utility operations obtain their water supplies from surface water sources such as reservoirs, lakes, ponds, rivers and streams, in addition to obtaining water from wells and purchasing water from other water suppliers. Less than 5% of our water sales are purchased from other suppliers. We believe that we have all of the necessary permits to obtain the water we distribute. Our supplies are sufficient for anticipated daily demand and normal peak demand under normal weather conditions. Our supplies by operating subsidiary are as follows:

o Philadelphia Suburban Water Company - The principal supply of water is surface water from the Schuylkill River, Delaware River, eight rural streams which are tributaries of the Schuylkill and Delaware Rivers, and the Upper Merion Reservoir, a former quarry now impounding groundwater. Wells and interconnections with adjacent municipal authorities supplement these surface supplies.

o Consumers Ohio Water Company - Water supply is obtained for customers in Lake County from Lake Erie. Customers in Mahoning County obtain their water from man-made lakes and purchased water supplies the Ashtabula division. Water supply is obtained for customers in Stark and Summit Counties from wells.

o Consumers Illinois Water Company - Water supply is obtained for customers in Kankakee County from the Kankakee River and satellite wells, while customers in Vermilion County are supplied from Lake Vermilion. In Will, Lee, Boone and Knox counties, our customers are served from deep well systems.

o Consumers New Jersey Water Company - Water supply in our three non-contiguous divisions is obtained from wells.

o Consumers Pennsylvania Water Companies - The Roaring Creek Division draws its water from a man-made lake within a 12,000 acre watershed and two wells also located in the watershed. The Susquehanna Division obtains its water supply from wells. The Shenango Division draws its water from the Shenango River.

o Consumers Maine Water Company - Eleven non-contiguous water systems obtain their water supply as follows: five systems use groundwater, five systems use surface water and one system purchases water from a neighboring municipal district.

         We believe that the capacities of our sources of supply, and our water treatment, pumping and distribution facilities are generally sufficient to meet the present requirements of our customers. On a continuing basis, we make system improvements and additions to capacity in response to changing regulatory standards, changing patterns of consumption and increases in the number of customers. The various state public utility commissions have generally recognized the operating and capital costs associated with these improvements in setting water rates.

In June 1999, the Pennsylvania Department of Environmental Protection declared a drought warning for most of the counties in Pennsylvania, including the counties served by Philadelphia Suburban Water Company and Consumers Water Company's Pennsylvania subsidiaries. A drought warning calls for voluntary restrictions on water use, particularly nonessential uses of water. In July 1999, the Governor of Pennsylvania issued a drought emergency order for the counties that were previously under the drought warning. The drought emergency imposed a mandatory ban on all nonessential water usage. On September 30, 1999, the drought emergency order was lifted for nearly all Pennsylvania counties, including those served by our water companies. While portions of Pennsylvania, particularly those dependent on ground water, experienced water shortages during this drought, our water supplies remained adequate. As a result of these actions, water consumption and water revenues in these areas declined to levels below those experienced in 1998. As a result of the drought emergency order being lifted, water revenues have begun to return to normal levels during the fourth quarter of 1999. In addition, Consumers Water Company's New Jersey subsidiary experienced a similar drought emergency during most of the third quarter of 1999.

         On occasion, there have been other water use restrictions during the past three years, however, because these warnings were issued at times other than the summer months, when nonessential and recreational use of water has traditionally declined, the restrictions did not have a significant impact on operating revenues and we had sufficient quantities of raw water and maintained adequate storage levels of treated water.

Economic Regulation

         Our water and wastewater utility operations are subject to regulation by their respective state regulatory commissions, which have broad administrative power and authority to regulate rates and charges, determine franchise areas and conditions of service and authorize the issuance of securities. The regulatory commissions also establish uniform systems of accounts and approve the terms of contracts with affiliates and customers, acquisitions of other utility systems, loans and the purchases or sales of property. The profitability of our utility operations is influenced to a great extent by the timeliness and adequacy of rate allowances in the various states in which we operate. Accordingly, we maintain a rate case management capability to provide that the tariffs of our utility operations reflect, to the extent practicable, current costs of operations, capital, taxes, energy, materials and compliance with environmental regulations. Rates for some divisions of our Ohio water utility can be fixed by negotiated agreements with the municipalities that are served by those divisions in lieu of regulatory approval from the Public Utility Commission of Ohio. Currently, two of the four regulated divisions in Ohio are operating under such rate ordinances.

         In 1996, the Pennsylvania Public Utility Commission ("PAPUC") approved the Distribution System Improvement Charge ("DSIC"). The DSIC is a mechanism that allows Pennsylvania water utilities to add a surcharge to their water bills. This surcharge offsets the additional depreciation and capital costs associated with certain non-revenue producing, non-expense reducing capital expenditures related to replacing and rehabilitating distribution systems. Prior to the DSIC, water utilities absorbed all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues. The gap between the time that a capital project is completed and the recovery of its costs in base rates is known as regulatory lag. The DSIC is intended to eliminate or reduce regulatory lag that often acted as a disincentive to water utilities in rehabilitating their distribution systems. The DSIC is adjusted quarterly based on additional qualified capital expenditures made in the previous quarter. The DSIC may never exceed 5% of the base rates in effect. The DSIC is reset to zero when new base rates that reflect the costs of those additions become effective. The PAPUC also limits use of the DSIC to periods when a company's return on equity is less than a benchmark it establishes each quarter. We are currently working to establish DSIC mechanisms in the other states in which we operate.

         In May 1999, the Illinois legislature passed a bill to establish a DSIC mechanism in Illinois. The Illinois Commerce Commission is analyzing the mechanism currently and considering approval of the DSIC for use by Illinois water utilities beginning in 2001.

         In general, we believe that Philadelphia Suburban Corporation, Philadelphia Suburban Water Company and Consumers Water Company's subsidiaries have valid rights, free from unduly burdensome restrictions, to enable us to carry on our business as presently conducted in the territories we now serve. The rights to provide water or wastewater service to a particular franchised service territory are generally non-exclusive, although the applicable regulatory commissions usually allow only one utility to provide service to a given area. In some instances, another water utility provides service to a separate area within the same political subdivision served by one of our subsidiaries. In the states where our subsidiaries operate, it is possible that portions of our subsidiaries' operations could be acquired by municipal governments by one or more of the following methods:

o  eminent domain;

o the right of purchase given or reserved by a municipality or political subdivision when the original franchise was granted; and

o the right of purchase given or reserved under the law of the state in which the subsidiary was incorporated or from which it received its permit.

         The price to be paid upon such an acquisition by the municipal government is usually determined in accordance with applicable law governing the taking of lands and other property under eminent domain. In other instances, the price may be negotiated, fixed by appraisers selected by the parties or computed in accordance with a formula prescribed in the law of the state or in the particular franchise or charter. Generally, our strategy is to acquire additional water and wastewater systems, maintain our existing systems, and actively oppose efforts by municipal governments to acquire any of our operations, particularly for less than the fair market value of our operations or where the municipal government seeks to acquire more than it is entitled to under the applicable law or agreement.


Environmental Regulation

         The primary federal and state laws affecting the provision of water and wastewater services are the Safe Drinking Water Act, the Clean Water Act, the Resource Conservation and Recovery Act and the regulations issued under these laws by the Environmental Protection Agency and state environmental regulatory agencies. In addition, we are subject to the federal and state laws affecting dam safety. These laws and regulations establish criteria and standards for drinking water and for discharges into the waters of the United States. The states have the right to establish criteria and standards that are stricter than those established by the Environmental Protection Agency. Some of the states where our subsidiaries operate have done so. Other federal and state environmental laws and regulations in addition to the Clean Water Act, the Safe Drinking Water Act and the dam safety regulations affect the operations of our subsidiaries.

         In addition to the capital expenditures and costs currently anticipated, changes in environmental regulations, enforcement policies and practices or related matters may result in additional capital expenditures and costs. Capital expenditures and costs required as a result of water quality standards and environmental requirements generally have been recognized by state public utility commissions as appropriate for inclusion in establishing rates.

Safe Drinking Water Act - The Safe Drinking Water Act establishes criteria and procedures for the Environmental Protection Agency to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act set standards on the amount of certain inorganic and organic chemical contaminants, microorganisms and radionuclides allowable in drinking water. The 1996 Amendments to the Safe Drinking Water Act require the Environmental Protection Agency to analyze both the benefits and the costs of compliance when considering new or stricter water quality criteria and standards. Current requirements under the Safe Drinking Water Act are not expected to have a material impact on our operations or financial condition. We may, in the future, be required to change our method of treating drinking water at certain sources of supply if additional regulations become effective. The amended Safe Drinking Water Act also specifies that the Environmental Protection Agency shall study certain additional substances and propose rules that may change the standards by which treatment is required. A proposed rule was issued in 1999 and additional rulemakings will be proposed in 2000 and 2001. The cost of maintaining compliance with the new rulemakings is expected to be fully recoverable in water rates and is not expected to have a material impact on our results from operations or financial condition.

         The Safe Water Drinking Act of 1974 also addressed standards for nitrate, a regulated inorganic chemical used extensively in crop fertilization. In 1999, elevated levels of nitrate were observed in the Vermillion River, a water supply source for Consumers Illinois Water Company. Construction of a nitrate-removal facility began in 1999 and is expected to be completed by the end of 2000. The facility is estimated to cost approximately $6.3 million, which includes past costs associated with the study of the problem. We expect that these capital expenditures will be fully recoverable in water rates.

         The Safe Drinking Water Act provides for the regulation of radionuclides other than radon, such as radium. The EPA is developing a final radionuclide rule, including a standard for uranium. No significant impact on our operations or financial condition is anticipated from the new rulemaking. However, as a result of revised testing procedures under the current regulation, additional treatment may be required to remove radium or to find alternate sources of water supply for a groundwater system in one of the divisions of Consumers New Jersey Water Company. The cost of the additional treatment processes and the cost of securing alternate sources of water supply will be fully recoverable in water rates.

         In order to eliminate or inactivate microbial organisms, the Surface Water Treatment Rule and the Interim Enhanced Surface Water Treatment Rule were issued by the EPA to improve disinfection or filtration. The EPA developed the Disinfectants-Disinfection By-products Rule to reduce consumers' exposure to disinfectants and by-products of the disinfection process. In December 1998, Stage 1 of these rules were issued by the EPA. Our large surface water systems are in compliance with these rulemakings as required by December 2001. Groundwater and smaller surface water systems have until December 2003 to comply with these rules. In December 1997, construction commenced on a $35 million water treatment plant at one of Consumer's Pennsylvania operating companies in order to maintain compliance with the Surface Water Treatment Rule. The plant will replace an aged, lower-capacity facility and is expected to be completed in the second quarter of 2000. We may be required in the future to install filtration or treat groundwater at certain locations that could be reclassified as being influenced by surface water. These locations include certain small systems in Maine, New Jersey and Pennsylvania. If such requirements are implemented, the additional treatment processes would be required over a four year period and would cost approximately $5 million. It is expected that these capital expenditures will be fully recoverable in water rates.

         Additional rules dealing with water treatment and disinfection are anticipated during 2000, and are not expected to have a material impact on our results of operations or financial condition.

Clean Water Act - The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams, and groundwater. We currently maintain all required permits and approvals for the disposal of water and wastewater. Wastewater residuals and solids are disposed of in approved landfills, transferred to larger wastewater treatment facilities or applied to farmland. Additional capital expenditures and operating costs in connection with the management and disposal of discharges from our water and wastewater facilities may be required in the future, particularly if changes are made in the requirements of the applicable Federal or state laws. We believe that these capital expenditures would be fully recoverable in our rates.

The Resource Conservation and Recovery Act - The Resource Conservation and Recovery Act regulates the handling and disposal of residuals and solids from drinking water facilities. Water treatment residuals and solids are a combination of the chemicals used in the treatment process and the silt and other materials removed from the raw water. Water treatment residuals and solids are either disposed of in a storage facility, such as a lagoon or landfill, owned by a subsidiary, an off-site facility not owned by a subsidiary, or a state-approved landfill or municipal sewer system. We currently maintain all required permits for our water treatment facilities. Additional capital expenditures and operating costs in connection with the management and disposal of residuals and solids from our water facilities may be required in the future, particularly if changes are made in the requirements of the applicable Federal or state laws. We believe that these capital expenditures would be fully recoverable in our rates.

Dam Safety - Our subsidiaries own sixteen major dams that are subject to the requirements of the Federal and state regulations related to dam safety. All major dams undergo an annual engineering inspection. We believe that all sixteen dams are structurally sound and well-maintained.

Risk Management Plans (RMP's) - On June 20, 1996 the EPA promulgated Risk Management Program (RMP) regulations. This rulemaking requires facilities that use a regulated substance above a specified quantity to develop a formal RMP and to register and submit the plan to EPA. We have 15 RMP sites and all are in compliance with the above regulations. The cost to comply with these Rulemakings was $8,000 to $10,000 per facility.

Year 2000

         We actively pursued a Year 2000 Program (the "Program"). The objective of the program was to provide reasonable assurance that our critical systems and processes that impact our ability to deliver water to our customers would not experience significant interruptions that would interfere with such water service or result in a material business impairment that would have an adverse impact on our operations, liquidity or financial condition as a result of the Year 2000 issue. For purposes of the Program, the Year 2000 issue was defined as whether information technology accurately processes date and time data from, into and between the twentieth and twenty-first centuries, and the years 1999 and 2000 and leap year calculations. To date, our water treatment plants and other mission critical systems have not been impacted by the Year 2000 issue, and there have been no water service interruptions as a result of a Year 2000 issue. We continue to monitor the Year 2000 issue but we do not anticipate that we will experience a material business impairment or have a material adverse impact on our operations, liquidity or financial condition as a result of the Year 2000 issue.

Employee Relations

       As of December 31, 1999, we employed a total of 945 full-time persons. Our subsidiaries are parties to agreements with labor unions covering 487 employees. We consider our employee relations to be good.

Item 2.  Properties.

         Our properties consist of transmission and distribution mains and conduits, water treatment plants, pumping facilities, wells, tanks, meters, supply lines, dams, reservoirs, buildings, vehicles, land, easements, rights and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage and distribution of water. Substantially all of our properties are owned by our subsidiaries and are subject to liens of mortgage or indentures. These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries. For certain properties that we acquired through the exercise of the power of eminent domain and certain other properties we purchased, we hold title for water supply purposes only. We own, operate and maintain approximately 7,100 miles of transmission and distribution mains, 20 water treatment plants and 9 wastewater treatment plants. Some properties are leased under long-term leases. The following table indicates our net utility plant as of December 31, 1999 by subsidiary:

                                                Net Property,
                                                 Plant and
                                                 Equipment
     Subsidiary                                   (000's)
     ----------                                 -------------

     Philadelphia Suburban Water Company        $  698,682
     Consumers Ohio Water Company                  132,611
     Consumers Illinois Water Company              104,428
     Consumers Pennsylvania Water Company*         102,709
     Consumers New Jersey Water Company             67,038
     Consumers Maine Water Company                  32,189
     Inter-company eliminations and other           (2,293)
                                                ----------
                                                $1,135,364
                                                ==========

*Includes Susquehanna, Roaring Creek and Shenango Valley Divisions.

         We believe that our properties are maintained in good condition and in accordance with current standards of good waterworks industry practice. We believe that the facilities used in the operation of our business are in good condition in terms of suitability, adequacy and utilization.

         Our corporate offices are leased from Philadelphia Suburban Water Company and located in Bryn Mawr, Pennsylvania.


Item 3.  Legal Proceedings

         There are various legal proceedings in which we are involved. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our properties is the subject that present a reasonable likelihood of a material adverse impact on the Registrant.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

         Information with respect to our executive officers is contained in Item 10 hereof and is hereby incorporated by reference herein.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Security
               Holder Matters

         Our common stock is traded on the New York Stock Exchange and the Philadelphia Stock Exchange. As of March 1, 2000, there were approximately 21,315 holders of record of our common stock.

         The following selected quarterly financial data is in thousands of dollars, except for per share amounts:

                                                                                             Total
                                        First        Second       Third       Fourth         Year
                                      -------------------------------------------------------------
1999
---------------------------------------------------------------------------------------------------
Opeating revenues                      $58,597      $66,165      $69,527      $63,037      $257,326
Operations and maintenance expense      22,725       24,203       24,645       27,185        98,758
Net income available to common
 stock                                     316       12,033       14,332        9,594        36,275
Basic net income per common share         0.01         0.29         0.35         0.24          0.89
Diluted net income per common share       0.01         0.29         0.35         0.23          0.88
Dividends declared and paid
 per common share                         0.17         0.17         0.18         0.18          0.70
Price range of common stock
 - high                                  29.75        25.75        25.31        24.19         29.75
 - low                                   19.75        21.31        21.13        20.19         19.75

1998
---------------------------------------------------------------------------------------------------
Opeating revenues                      $57,933      $61,740      $68,991      $62,107      $250,771
Operations and maintenance expense      23,604       24,005       25,216       27,314       100,139
Net income available to common
 stock                                   7,852       14,577       13,787        8,604        44,820
Basic net income per common share         0.20         0.36         0.34         0.21          1.11
Diluted net income per common share       0.19         0.36         0.34         0.21          1.10
Dividend paid per common share          0.1625       0.1625       0.1700       0.1700        0.6650
Dividends declared per common share        -         0.1625       0.1700       0.1700        0.5025
Price range of common stock
 - high                                  25.75        22.56        28.19        30.06         30.06
 - low                                   19.56        18.88        20.50        23.00         18.88

         High and low prices of our common stock are as reported on the New York Stock Exchange Composite Tape.

         Dividends paid and declared per common share represents Philadelphia Suburban Corporation's historical dividends. The cash dividend paid in March 1998 of $0.1625 was declared in December 1997.

         Net income available to common stock and net income per common share for the first quarter of 1999 includes net charges of $6,134,000 ($6,334,000 pre-tax), or $0.15 per share, for the Consumers Water Company merger transaction costs and a charge for related restructuring costs of $2,462,000 ($3,787,000 pre-tax), or $0.06 per share.

         Net income available to common stock and net income per common share for the second quarter of 1998 includes a net gain of $3,903,000 ($6,680,000 pre-tax), or $0.10 per share, on the sale of the Consumers Water Company's New Hampshire operations pursuant to the State's condemnation statute.

         We have paid common dividends consecutively for 55 years. In 1999, our Board of Directors authorized an increase of 5.9% in the dividend rate over the amount Philadelphia Suburban Corporation has historically paid. As a result of this authorization, beginning with the dividend payment in September, the annual dividend rate increased to $0.72 per share. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to our earnings and financial condition, regulatory requirements and such other factors as our Board of Directors may deem relevant. During the past five years, after restatement for the pooling, our common dividends paid have averaged 76.2% of income from continuing operations.

Item 6.  Selected Financial Data

         The information appearing in the section captioned "Summary of Selected Financial Data" from the portions of our 1999 Annual Report to Shareholders filed as Exhibit 13.7 to this Form 10-K Report is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information appearing in the section captioned "Management's Discussion and Analysis" from the portions of our 1999 Annual Report to Shareholders filed as Exhibit 13.7 to this Form 10-K Report is incorporated by reference herein.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

         We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed-rate, long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. The information appearing in the Long-term Debt and Loans Payable footnote and the Fair Value of Financial Instruments footnote of the section captioned "Notes to Consolidated Financial Statements" from our 1999 Annual Report to Shareholders filed as Exhibit 13.7 to this Form 10-K Report is incorporated by reference herein. From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the "available-for-sale" marketable equity securities that we own. As of December 31, 1999, our carrying value of marketable equity securities was $10,590,983.

Item 8.  Financial Statements and Supplementary Data

         Information appearing under the captions "Consolidated Statements of Income and Comprehensive Income", "Consolidated Balance Sheets", "Consolidated Cash Flow Statements" "Consolidated Statements of Capitalization" and "Notes to Consolidated Financial Statements" from the portions of our 1999 Annual Report to Shareholders filed as Exhibit 13.7 to this Form 10-K Report is incorporated by reference herein. Also, the information appearing in the section captioned "Reports on Financial Statements" from the portions of our 1999 Annual Report to Shareholders filed as Exhibit 13.7 to this Form 10-K Report is incorporated by reference herein.

Item 9.  Disagreements on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

         The information appearing in the section captioned "Information Regarding Nominees and Directors" of the Proxy Statement relating to our May 15, 2000, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Executive Officers of the Registrant

         The following table and the notes thereto set forth information with respect to the executive officers of the Registrant, including their names, ages, positions with the Registrant and business experience during the last five years:

                                             Position with the Registrant
Name                             Age           and date of election (1)
----                             ---         --------------------------
Nicholas DeBenedictis             54         President and Chairman (May 1993 to present); President and Chief Executive
                                             Officer (July 1992 to May 1993); Chairman and Chief Executive Officer,
                                             Philadelphia Suburban Water Company (July 1992 to present); President,
                                             Philadelphia Suburban Water Company (February 1995 to January 1999) (2)

Morrison Coulter                  63         President, Philadelphia Suburban Water Company (January 1999 to present);
                                             Senior Vice President - Production, Philadelphia Suburban Water Company
                                             (February 1996 to January 1999); Vice President - Production, Philadelphia
                                             Suburban Water Company (April 1989 to February 1996) (3)

Richard R. Riegler                53         Senior Vice President - Engineering and  Environmental  Affairs  (January 1999
                                             to present);  Senior Vice President - Operations,  Philadelphia Suburban Water
                                             Company (April 1989 to January 1999) (4)

Roy H. Stahl                      47         Senior Vice President and General Counsel (April 1991 to present) (5)

David P. Smeltzer                 41         Senior Vice President - Finance and Chief Financial Officer (December 1999 to
                                             present); Vice President - Finance and Chief Financial Officer (May 1999 to
                                             December 1999); Vice President - Rates and Regulatory Relations, Philadelphia
                                             Suburban Water Company (March 1991 to May 1999) (6)

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

(6) Mr. Smeltzer was Vice President - Controller of Philadelphia Suburban Water Company from March, 1986 to March 1991.

Item 11.  Executive Compensation

         The information appearing in the sections captioned "Executive Compensation" of the Proxy Statement relating to our May 15, 2000, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information appearing in the sections captioned "Ownership of Common Stock" of the Proxy Statement relating to our May 15, 2000, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The information appearing in the sections captioned "Certain Relationships and Related Transactions" of the Proxy Statement relating to our May 15, 2000, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements. The following is a list of our consolidated financial statements and its subsidiaries and supplementary data incorporated by reference in Item 8 hereof:

         Management's Report

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 1999 and 1998

         Consolidated Statements of Income and Comprehensive Income -
            1999, 1998 and 1997

         Consolidated Cash Flow Statements - 1999, 1998, and 1997

         Consolidated Statements of Capitalization - December 31, 1999 and 1998

         Notes to Consolidated Financial Statements

Financial Statement Schedules. The financial statement schedules, or supplemental schedules, filed as part of this annual report on Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.


Reports on Form 8-K.

Current Report on Form 8-K filed on November 19, 1999, responding to Item 5, Other Events. (Consolidated financial statements of Philadelphia Suburban Corporation as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, which have been restated to reflect the recent business combination with Consumers Water Company accounted for under the pooling-of-interests method of accounting, the notes thereto and the independent auditors' report of KPMG LLP).


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

                                  EXHIBIT INDEX

Exhibit No.                                                                                      Page No.
----------                                                                                       --------
   3.1            Amended and Restated Articles of Incorporation, as amended (1)                    -
                      (Exhibit 3.1)

   3.2            By-Laws, as amended (17) (Exhibit 3.2)                                            -

   3.3            Amendment to Amended and Restated Articles of Incorporation,                      -
                      as amended, to increase the number of authorized shares to
                      41,770,819 and to provide that 40,000,000 of such shares
                      be shares of Common Stock (17) (Exhibit 3.3)

   3.4            Amendment to Amended and Restated Articles of Incorporation,                      -
                      as amended, designating the Series B Preferred Stock (17)
                      (Exhibit 3.4)

   3.5            Amendment to Section 3.03 and addition of Section 3.17 to                         -
                      Bylaws (19) (Exhibits 1 and 2)

   3.6            Amendment to Amended and Restated Articles of Incorporation,                      -
                      designating the terms of the Series A Junior Participating
                      Preferred Shares (21) (Exhibit 3.6)

   3.7            Amendment to Amended and Restated Articles of Incorporation,                      -
                      to increase the number of authorized shares to 101,770,819 and to provide that 100,000,000 of such shares be shares
                      of Common Stock (23) (Annex E)

   3.8            Amendment to Section 3.03 of the Bylaws                                          24

   4.1            Indenture of Mortgage dated as of January 1, 1941 between                         -
                      Philadelphia Suburban Water Company and The Pennsylvania
                      Company for Insurance on Lives and Granting Annuities(now
                      First Pennsylvania Bank, N.A.), as Trustee, with
                      supplements thereto through the Twentieth Supplemental
                      Indenture dated as of August 1, 1983 (2) (Exhibits 4.1
                      through 4.16)

  4.2             Revolving Credit Agreement between Philadelphia Suburban Water                    -
                      Company and Mellon Bank (East) National Association dated
                      as of February 16, 1990 (3) (Exhibit 4.3)

   4.3            First Amendment to Revolving Credit Agreement between                             -
                      Philadelphia Suburban Water Company and Mellon Bank N.A.
                      dated as of September 1, 1992 (1) (Exhibit 4.3)

   4.4            Preferred Stock Agreement between Philadelphia Suburban Water                     -
                      Company and Provident Life and Accident Insurance Company
                      dated as of January 1, 1991 (3) (Exhibit 4.4)

   4.5            Indenture dated as of July 1, 1988 between Philadelphia                           -
                      Suburban Corporation and the Philadelphia National Bank,
                      as Trustee. (4) (Exhibit 4)

   4.6            Form of Rights Agreement, dated as of February 19, 1988,                          -
                      between Philadelphia Suburban Corporation and Mellon Bank
                      (East) National Association, as amended by Amendment No.
                      1. (5) (Exhibit 1)

   4.7            Agreement to furnish copies of other long-term debt                               -
                      instruments (1) (Exhibit 4.7)

   4.8            Twenty-first Supplemental Indenture dated as of August 1, 1985                    -
                      (6) (Exhibit 4.2)

Exhibit No.                                                                                      Page No.
----------                                                                                       --------
   4.9            Twenty-second Supplemental Indenture dated as of April 1, 1986                    -
                      (7) (Exhibit 4.3)

   4.10           Twenty-third Supplemental Indenture dated as of April 1, 1987                     -
                      (8) (Exhibit 4.4)

   4.11           Twenty-fourth Supplemental Indenture dated as of June 1, 1988                     -
                      (9) (Exhibit 4.5)

   4.12           Twenty-fifth Supplemental Indenture dated as of January 1,                        -
                      1990 (10)(Exhibit 4.6)

   4.13           Twenty-sixth Supplemental Indenture dated as of November 1,                       -
                      1991 (11) (Exhibit 4.12)

   4.14           Twenty-seventh Supplemental Indenture dated as of June 1, 1992                    -
                      (1) (Exhibit 4.14)

   4.15           Twenty-eighth Supplemental Indenture dated as of April 1, 1993                    -
                      (12) (Exhibit 4.15)

   4.16           Revolving Credit Agreement between Philadelphia Suburban Water                    -
                      Company and Mellon Bank, N.A., PNC Bank National
                      Association, First Union National Bank, N.A. and
                      CoreStates Bank, N.A. dated as of March 17, 1994 (12)
                      (Exhibit 4.16)

   4.17           Twenty-Ninth Supplemental Indenture dated as of March 30, 1995                    -
                      (14) (Exhibit 4.17)

   4.18           Thirtieth Supplemental Indenture dated as of August 15, 1995                      -
                      (15) (Exhibit 4.18)

   4.19           First Amendment to Revolving Credit Agreement dated as of May                     -
                      22, 1995, between Philadelphia Suburban Water Company and
                      Mellon Bank, N.A., PNC Bank National Association, First
                      Fidelity National Bank, N.A., Meridian Bank, N.A. dated as of March 17, 1994 (17) (Exhibit 4.19)

   4.20           Second Amendment to Revolving Credit Agreement dated as of                        -
                      July 21, 1995, between Philadelphia Suburban Water Company and Mellon Bank, N.A., PNC Bank National Association,
                      First Fidelity National Bank, N.A., Meridian Bank, N.A.
                      dated as of March 17, 1994 (17) (Exhibit 4.20)

   4.21           Third Amendment to Revolving Credit Agreement dated as of                         -
                      December 20, 1996, between Philadelphia Suburban Water
                      Company and Mellon Bank, N.A., PNC Bank National
                      Association, First Union National Bank, N.A., CoreStates
                      Bank, N.A. dated as of March 17, 1994 (17) (Exhibit 4.21)

   4.22           Thirty-First Supplemental Indenture dated as of July 1, 1997                      -
                      (18) (Exhibit 4.22)

   4.23           Fourth Amendment to Revolving Credit Agreement dated as of                        -
                      January 15, 1998, between Philadelphia Suburban Water
                      Company and Mellon Bank, N.A., PNC Bank National
                      Association, First Union National Bank, N.A., and
                      CoreStates Bank, N.A. dated as of March 17,1994 (21)
                      (Exhibit 4.23)

   4.24           Rights Agreement, dated as of March 1, 1998 between                               -
                      Philadelphia Suburban Corporation and ChaseMellon
                      Shareholder Services, L.L.C., as Rights Agent (20)
                      (Exhibit 1)

Exhibit No.                                                                                      Page No.
----------                                                                                       --------
     4.25         Rights Agreement, dated as of March 1, 1998 between
                      Philadelphia Suburban Corporation and BankBoston, N.A., as                    -
                      Rights Agent (24) (Exhibit 4.25)

     4.26         Thirty-second Supplement Indenture, dated as of October 1,                        -
                      1999 (25) (Exhibit 4.26)

     4.27         Thirty-third Supplemental Indenture, dated as of December xx,                    25
                      1999.

     4.28         Revolving Credit Agreement between Philadelphia Suburban Water                   66
                      Company and PNC Bank National Association, First Union
                      National Bank, N.A., Mellon Bank, N.A. dated as of
                      December 22, 1999.

    10.1          1982 Stock Option Plan, as amended and restated effective May                     -
                      21, 1992* (1) (Exhibit 10.1)

    10.2          1988 Stock Option Plan, as amended and restated effective May                     -
                      21, 1992* (1) (Exhibit 10.2)

    10.3          Executive Incentive Award Plan, as amended March 21, 1989 and                     -
                      February 6, 1990* (10) (Exhibit 10.3)

    10.4          Excess Benefit Plan for Salaried Employees, effective December                    -
                      1, 1989* (10) (Exhibit 10.4)

    10.5          Supplemental Executive Retirement Plan, effective December 1,                     -
                      1989* (10) (Exhibit 10.5)

    10.6          Supplemental Executive Retirement Plan, effective March 15,                       -
                      1992* (1) (Exhibit 10.6)

    10.7          1993 Incentive Compensation Plan* (1) (Exhibit 10.7)                              -

    10.8          Employment letter agreement with Mr. Nicholas DeBenedictis*                       -
                      (1) (Exhibit 10.8)

    10.9          1994 Incentive Compensation Program* (12) (Exhibit 10.9)                          -

    10.10         1994 Equity Compensation Plan, as amended by Amendment 1994-1*                    -
                      (16) (Exhibit 10.10)

    10.11         1995 Incentive Compensation Plan* (13) (Exhibit 10.11)                            -

    10.12         Placement Agency Agreement between Philadelphia Suburban Water                    -
                      Company and PaineWebber Incorporated dated as of March 30,
                      1995 (14) (Exhibit 10.12)

    10.13         Bond Purchase Agreement among the Delaware County Industrial                      -
                      Development Authority, Philadelphia Suburban Water Company
                      and Legg Mason Wood Walker, Incorporated dated August 24,
                      1995 (15) (Exhibit 10.13)

    10.14         Construction and Financing Agreement between the Delaware                         -
                      County Industrial Development Authority and Philadelphia
                      Suburban Water Company dated as of August 15, 1995 (15)
                      (Exhibit 10.14)

    10.15         1996 Annual Cash Incentive Compensation Plan* (16) (Exhibit                       -
                      13.4)

    10.16         Amendment 1994-2 to 1994 Equity Compensation Plan, as amended*                    -
                      (17) (Exhibit 10.16)

    10.17         1997 Annual Cash Incentive Compensation Plan* (17) (Exhibit                       -
                      10.17)

    10.18         Agreement among Philadelphia Suburban Corporation,                                -
                      Philadelphia Suburban Water Company and Nicholas
                      DeBenedictis, dated as of January 1, 1997* (17) (Exhibit
                      10.18)

Exhibit No.                                                                                      Page No.
----------                                                                                       --------
    10.19         Agreement among Philadelphia Suburban Corporation,                                -
                      Philadelphia Suburban Water Company and Roy H. Stahl,
                      dated as of January 1, 1997* (17) (Exhibit 10.19)

    10.20         Agreement among Philadelphia Suburban Corporation,                                -
                      Philadelphia Suburban Water Company and Michael P. Graham,
                      dated as of January 1, 1997* (17) (Exhibit 10.20)

    10.21         Agreement among Philadelphia Suburban Corporation,                                -
                      Philadelphia Suburban Water Company and Richard R.
                      Riegler, dated as of January 1, 1997* (17) (Exhibit 10.21)

    10.22         Agreement among Philadelphia Suburban Corporation,                                -
                      Philadelphia Suburban Water Company and Morrison Coulter,
                      dated as of January 1, 1997* (17) (Exhibit 10.22)

    10.23         Philadelphia Suburban Corporation Amended and Restated                            -
                      Executive Deferral Plan* (17) (Exhibit 10.23)

    10.24         Philadelphia Suburban Corporation Deferred Compensation Plan                      -
                      Master Trust Agreement with PNC Bank, National
                      Association, dated as of December 31, 1996* (17) (Exhibit
                      10.24)

    10.25         First Amendment to Supplemental Executive Retirement Plan*                        -
                      (17) (Exhibit 10.25)

    10.26         Placement Agency Agreement between Philadelphia Suburban Water                    -
                      Company and A.G. Edwards and Sons, Inc., Janney Montgomery
                      Scott Inc., HSBC Securities, Inc., and PaineWebber
                      Incorporated (18) (Exhibit 10.26)

    10.27         1998 Annual Cash Incentive Compensation Plan* (21) (Exhibit                       -
                      10.27)

    10.28         Philadelphia Suburban Corporation Director Deferral Plan* (24)                    -
                      (Exhibit 10.28)

    10.29         Amendment No. 1 dated as of February 1, 1999 to Agreement                         -
                      among Philadelphia Suburban Corporation, Philadelphia
                      Suburban Water Company and Nicholas DeBenedictis, dated as of January 1, 1997* (24) (Exhibit 10.29)

    10.30         Amendment No. 1 dated as of February 1, 1999 to Agreement                         -
                      among Philadelphia Suburban Corporation, Philadelphia
                      Suburban Water Company and Roy H. Stahl, dated as of
                      January 1, 1997* (24) (Exhibit 10.30)

    10.31         Amendment No. 1 dated as of February 1, 1999 to Agreement                         -
                      among Philadelphia Suburban Corporation, Philadelphia
                      Suburban Water Company and Michael P. Graham, dated as of
                      January 1, 1997* (24) (Exhibit 10.31)

    10.32         Amendment No. 1 dated as of February 1, 1999 to Agreement                         -
                      among Philadelphia Suburban Corporation, Philadelphia
                      Suburban Water Company and Richard R. Riegler, dated as of
                      January 1, 1997* (24) (Exhibit 10.32)


    10.33         Amendment No. 1 dated as of February 1, 1999 to Agreement                         -
                      among Philadelphia Suburban Corporation, Philadelphia
                      Suburban Water Company and Morrison Coulter, dated as of
                      January 1, 1997* (24) (Exhibit 10.33)

Exhibit No.                                                                                      Page No.
----------                                                                                       --------
    10.34         1999 Annual Cash Incentive Compensation Plan* (24) (Exhibit                       -
                      10.34)

    10.35         The Philadelphia Suburban Corporation 1994 Equity Compensation                    -
                      Plan (as Amended and Restated Effective March 3, 1998)*
                      (22) (Exhibit A)

    10.36         Amendment 1998-1 to The Philadelphia Suburban Corporation 1994                    -
                      Equity Compensation Plan* (23) (Annex F)

    10.37         Bond Purchase Agreement among the Delaware County Industrial                      -
                      Development Authority, Philadelphia Suburban Water Company
                      and Commerce Capital Markets dated September 29, 1999 (25)
                      (Exhibit 10.37)

    10.38         Construction and Financing Agreement between the Delaware                         -
                      County Industrial Development Authority and Philadelphia
                      Suburban Water Company dated as of October 1, 1999

    10.39         2000 Annual Cash Incentive Compensation Plan *                                  153

    10.40         Agreement among Philadelphia Suburban Corporation,                              159
                      Philadelphia Suburban Water Company and David P. Smeltzer
                      dated December 1,1999.

    10.41         Placement Agency Agreement between Philadelphia Suburban Water                  176
                      Company and Merrill Lynch & Co., PaineWebber Incorporated,
                      A.G. Edwards & Sons, Inc., First Union Securities, Inc.,
                      PNC Capital Markets, Inc. and Janney Montgomery Scott,
                      Inc., dated as of November 15, 1999

    13.1          Selected portions of Annual Report to Shareholders for the                        -
                      year ended December 31, 1993 incorporated by reference in
                      Annual Report on Form 10-K for the year ended December 31,
                      1993 (12) (Exhibit 13.1)

    13.2          Selected portions of Annual Report to Shareholders for the                        -
                      year ended December 31, 1994 incorporated by reference in
                      Annual Report on Form 10-K for the year ended December 31,
                      1994 (13) (Exhibit 13.2)

    13.3          Selected portions of Annual Report to Shareholders for the                        -
                      year ended December 31, 1995 incorporated by reference in
                      Annual Report on Form 10-K for the year ended December 31,
                      1995 (16) (Exhibit 13.3)

    13.4          Selected portions of Annual Report to Shareholders for the                        -
                      year ended December 31, 1996 incorporated by reference in
                      Annual Report on Form 10-K for the year ended December 31,
                      1996 (17) (Exhibit 13.4)

    13.5          Selected portions of Annual Report to Shareholders for the                        -
                      year ended December 31, 1997 incorporated by reference in
                      Annual Report on Form 10-K for the year ended December 31,
                      1997 (21) (Exhibit 13.5)

Exhibit No.                                                                                      Page No.
----------                                                                                       --------
    13.6          Selected portions of Annual Report to Shareholders for the                        -
                      year ended December 31, 1998 incorporated by reference in
                      Annual Report on Form 10-K for the year ended December 31,
                      1998 (24) (Exhibit 13.6)


    13.7          Selected portions of Annual Report to Shareholders for the                      261
                      year ended December 31, 1999 incorporated by reference in
                      Annual Report on Form 10-K for the year ended December 31,
                      1999

    21.           Subsidiaries of Philadelphia Suburban Corporation                               302

    23.           Consent of Independent Accountants                                              303

    24.           Power of Attorney (set forth as a part of this report)                           22

    27.           Financial Data Schedule                                                         304

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

(20) Filed as Exhibit 1 to the Registration Statement on Form 8-A filed on March 17, 1998.

(21) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1997.

(22) Filed as Exhibit A to definitive Proxy Statement dated April 7, 1998.

(23) Filed as an Annex to Registration Statement on Form S-4 filed on September 11, 1998.

(24) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998.

(25) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

* Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHILADELPHIA SUBURBAN CORPORATION





                                          By  /s/  Nicholas DeBenedictis
                                              ----------------------------------
                                                   Nicholas DeBenedictis
                                                   President and Chairman



Date:  March 28, 2000

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Each person in so signing also makes, constitutes and appoints Nicholas DeBenedictis, President and Chairman of Philadelphia Suburban Corporation, David
P. Smeltzer, Senior Vice President - Finance and Chief Financial Officer of Philadelphia Suburban Corporation, and each of them, his or her true and lawful attorneys-in-fact, in his or her name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report.

/s/  Nicholas DeBenedictis              /s/ David P. Smeltzer
------------------------------------    ----------------------------------------
     Nicholas DeBenedictis                  David P. Smeltzer
     President and Chairman                 Senior Vice President - Finance and
     (principal executive officer)          Chief Financial Officer
     and Director



/s/  Michel Avenas
------------------------------------    ----------------------------------------
     Michel Avenas                          Mary C. Carroll
     Director                               Director



/s/  G. Fred DiBona, Jr.
------------------------------------    ----------------------------------------
     G. Fred DiBona, Jr.                    Richard H. Glanton
     Director                               Director



/s/  Alan Hirsig                        /s/ John E. Menario
------------------------------------    ----------------------------------------
     Alan Hirsig                            John E. Menario
     Director                               Director



/s/  John F. McCaughan                  /s/ John E. Palmer
------------------------------------    ----------------------------------------
     John F. McCaughan                      John E. Palmer
     Director                               Director



/s/  Richard L. Smoot                   /s/ Robert O. Viets
------------------------------------    ----------------------------------------
     Richard L. Smoot                       Robert O. Viets
     Director                               Director



------------------------------------
     Harvey J. Wilson
     Director