Form 10-Q
period 2000-03-31
PHILADELPHIA SUBURBAN CORP
filed 2000-05-15
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2000

Commission File Number 1-6659



                        PHILADELPHIA SUBURBAN CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                       23-1702594
-------------------------------                     --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification No.)


762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania                  19010 -3489
------------------------------------------------               ----------------
  (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:             (610)-527-8000
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


Yes   X           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000

 40,927,257

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)



                                                                                    March 31,     December 31,
                                                                                      2000           1999
                                                                                ------------------------------
                                     Assets                                       (Unaudited)       (Audited)
Property, plant and equipment, at cost                                           $ 1,406,557      $ 1,393,027
Less accumulated depreciation                                                        259,735          257,663
                                                                                 -----------------------------
    Net property, plant and equipment                                              1,146,822        1,135,364
                                                                                 -----------------------------
Current assets:
    Cash and cash equivalents                                                          6,481            4,658
    Accounts receivable and unbilled revenues, net                                    44,508           44,399
    Inventory, materials and supplies                                                  3,920            3,948
    Prepayments and other current assets                                               4,518            6,520
                                                                                 -----------------------------
    Total current assets                                                              59,427           59,525
                                                                                 -----------------------------

Regulatory assets                                                                     58,236           58,287
Deferred charges and other assets, net                                                25,621           27,629
                                                                                 -----------------------------
                                                                                 $ 1,290,106      $ 1,280,805
                                                                                 =============================
                   Liabilities and Stockholders' Equity
Stockholders' equity:
    6.05% Series B cumulative preferred stock                                        $ 1,760          $ 1,760
    Common stock at $.50 par value, authorized 100,000,000 shares,
         issued 41,721,366 and 41,627,644 in 2000 and 1999                            20,861           20,814
    Capital in excess of par value                                                   252,899          251,440
    Retained earnings                                                                104,412          101,533
    Minority interest                                                                  2,605            2,604
    Treasury stock, 794,109 and 615,038 shares in 2000 and 1999                      (14,665)         (11,270)
    Accumulated other comprehensive income                                             1,366            2,020
                                                                                 -----------------------------
    Total stockholders' equity                                                       369,238          368,901
                                                                                 -----------------------------

Long-term debt, excluding current portion                                            429,232          413,752
Commitments                                                                                -                -
Current liabilities:
    Current portion of long-term debt                                                 12,978           12,194
    Loans payable                                                                    102,741          103,069
    Accounts payable                                                                  13,291           24,286
    Accrued interest                                                                   9,068            8,994
    Accrued taxes                                                                     15,601           12,689
    Other accrued liabilities                                                         22,689           22,581
                                                                                 -----------------------------
    Total current liabilities                                                        176,368          183,813
                                                                                 -----------------------------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                                 137,597          136,528
    Customers' advances for construction                                              57,203           59,494
    Other                                                                              6,928            8,434
                                                                                 -----------------------------
    Total deferred credits and other liabilities                                     201,728          204,456
                                                                                 -----------------------------

Contributions in aid of construction                                                 113,540          109,883
                                                                                 -----------------------------
                                                                                 $ 1,290,106      $ 1,280,805
                                                                                 =============================

See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)



                                                                            Three Months Ended
                                                                                 March 31,
                                                                          -----------------------
                                                                            2000         1999
                                                                          -----------------------

Operating revenues                                                         $64,510       $58,597

Costs and expenses:
  Operations and maintenance                                                24,928        22,725
  Depreciation                                                               8,251         7,419
  Amortization                                                                 270           420
  Taxes other than income taxes                                              5,982         5,588
  Restructuring costs                                                            -         3,787
                                                                          -----------------------
                                                                            39,431        39,939
                                                                          -----------------------

Operating income                                                            25,079        18,658

Other expense (income):
  Interest expense, net                                                      9,855         8,091
  Allowance for funds used during construction                                (734)         (388)
  Minority interest                                                             18            15
  Gain on sale of marketable securities                                     (1,061)            -
  Merger transaction costs                                                       -         6,334
                                                                          -----------------------
Income before income taxes                                                  17,001         4,606
Provision for income taxes                                                   6,728         4,255
                                                                          -----------------------
Net income                                                                  10,273           351
Dividends on preferred stock                                                    27            35
                                                                          -----------------------
Net income available to common stock                                       $10,246         $ 316
                                                                          =======================

Net income                                                                 $10,273         $ 351
Other comprehensive income (loss), net of tax                                 (654)            -
                                                                          -----------------------
Comprehensive income                                                       $ 9,619         $ 351
                                                                          =======================

Net income per common share:
  Basic                                                                     $ 0.25        $ 0.01
                                                                          =======================
  Diluted                                                                   $ 0.25        $ 0.01
                                                                          =======================

Average common shares outstanding during the period:
  Basic                                                                     40,950        40,771
                                                                          =======================
  Diluted                                                                   41,256        41,285
                                                                          =======================



    See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    -------------------------
                                                                                        2000           1999
                                                                                    -------------------------
Cash flows from operating activities:
   Net income                                                                        $ 10,273          $ 351
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                                     8,521          7,839
      Deferred income taxes                                                             1,519          1,204
      Gain on sale of marketable securities                                            (1,061)             -
      Net decrease in receivables, inventory and prepayments                            2,458          3,757
      Net decrease in payables, accrued interest, accrued taxes
         and other accrued liabilities                                                 (8,826)        (7,353)
      Other                                                                                68          1,726
                                                                                    -------------------------
Net cash flows from operating activities                                               12,952          7,524
                                                                                    -------------------------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $734 and $388                              (19,691)       (19,357)
   Proceeds from the sale of marketable securities                                      2,814              -
   Acquisitions of water systems                                                            -           (145)
   Other                                                                                   90         (1,333)
                                                                                    -------------------------
Net cash flows used in investing activities                                           (16,787)       (20,835)
                                                                                    -------------------------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                           897            897
   Repayments of customers' advances                                                   (1,620)        (1,360)
   Net proceeds (repayments) of short-term debt                                          (328)         8,445
   Proceeds from long-term debt                                                        16,515         12,066
   Repayments of long-term debt                                                          (520)        (1,156)
   Redemption of preferred stock                                                            -         (1,460)
   Proceeds from issuing common stock                                                   1,613          2,024
   Repurchase of common stock                                                          (3,502)          (790)
   Dividends paid on preferred stock                                                      (27)           (35)
   Dividends paid on common stock                                                      (7,367)        (7,521)
   Other                                                                                   (3)             -
                                                                                    -------------------------
Net cash flows from financing activities                                                5,658         11,110
                                                                                    -------------------------

Net increase (decrease) in cash and cash equivalents                                    1,823         (2,201)
Cash and cash equivalents at beginning of period                                        4,658          8,247
                                                                                    -------------------------
Cash and cash equivalents at end of period                                            $ 6,481        $ 6,046
                                                                                    =========================

See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)

                                                                                         March 31,       December 31,
                                                                                            2000             1999
                                                                                       -------------------------------
                                                                                         (Unaudited)       (Audited)
Stockholders' equity:
     6.05% Series B cumulative preferred stock                                             $ 1,760            $ 1,760
     Common stock, $.50 par value                                                           20,861             20,814
     Capital in excess of par value                                                        252,899            251,440
     Retained earnings                                                                     104,412            101,533
     Minority interest                                                                       2,605              2,604
     Treasury stock                                                                        (14,665)           (11,270)
     Accumulated other comprehensive income                                                  1,366              2,020
                                                                                       -------------------------------
Total stockholders' equity                                                                 369,238            368,901
                                                                                       -------------------------------

Long-term debt:
First Mortgage Bonds secured by utility plant:
                  Interest Rate Range
                     0.00% to  2.49%                                                           852                858
                     2.50% to  4.99%                                                         1,592                824
                     5.00% to  5.49%                                                         2,200              2,200
                     5.50% to  5.99%                                                        31,545             31,545
                     6.00% to  6.49%                                                       127,210            127,210
                     6.50% to  6.99%                                                        55,200             55,200
                     7.00% to  7.49%                                                        53,000             38,000
                     7.50% to  7.99%                                                        23,000             23,000
                     8.00% to  8.49%                                                        16,500             16,500
                     8.50% to  8.99%                                                         9,000              9,003
                     9.00% to  9.49%                                                        53,695             53,695
                     9.50% to  9.99%                                                        50,725             51,220
                    10.00% to 10.55%                                                         6,000              6,000
                                                                                       -------------------------------
Total First Mortgage Bonds                                                                 430,519            415,255
Notes payable to banks under revolving credit agreements, due June 2000                     10,200              9,200
Installment note payable, 9%, due in equal annual payments through 2013                      1,491              1,491
                                                                                       -------------------------------
                                                                                           442,210            425,946
Current portion of long-term debt                                                           12,978             12,194
                                                                                       -------------------------------
Long-term debt, excluding current portion                                                  429,232            413,752
                                                                                       -------------------------------
Total capitalization                                                                     $ 798,470          $ 782,653
                                                                                       ===============================


    See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)
                                   (UNAUDITED)


Note 1            Basis of Presentation
                  ---------------------

                  The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation ("PSC") at March 31, 2000, the consolidated statements of income and comprehensive income and cash flow for the three months ended March 31, 2000 and 1999, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and therefore, should be read in conjunction with the PSC Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

Note 2            Water Rates
                  -----------

                  On April 27, 2000, the Pennsylvania Public Utility Commission approved a rate settlement reached between PSC's Pennsylvania utility subsidiaries, and the parties actively litigating the joint rate application filed in October 1999. The settlement was designed to increase annual revenue by $17,000 or 9.4% over the level in effect at the time of the filing. The rates in effect at the time of the filing included $7,347 in Distribution System Improvement Charges ("DSIC") ranging from 0.33% to 5%. Consequently, the settlement resulted in a total base rate increase of $24,347 or 13.5%. As a part of the settlement, the DSIC was reset to zero and PSC agreed not to file a base rate increase request prior to April 29, 2001, absent extraordinary circumstances.

                  In March 2000, an operating division of Consumers Water Company's ("CWC") Illinois operating subsidiary settled one rate case resulting in an aggregate annual revenue increase of approximately $400. In addition, rate applications have been filed in 2000 by other CWC operating divisions in Illinois, Maine and New Jersey. The additional annual revenue requested is $6,282 and decisions are anticipated by the first quarter of 2001.

Note 3            Long-term Debt and Loans Payable
                  --------------------------------

                  In January 2000, Philadelphia Suburban Water Company ("PSW") issued a First Mortgage Bond of $15,000 7.40% Series due 2005 and in April 2000, PSW issued a First Mortgage Bond of $11,000 7.40% Series due 2005 through the medium-term note program. In February 2000, PSW issued a note payable of $778 at a rate of 2.84% due 2019. Proceeds from these issues were used to reduce the balance of PSW's revolving credit facility.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 4            Net Income per Common Share
                  ---------------------------

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

                                                           Three Months Ended
                                                               March 31,
                                                          --------------------
                                                             2000         1999
                                                          --------------------
                  Average common shares outstanding
                    during the period for Basic
                    computation                            40,950       40,771
                  Dilutive effect of employee stock
                    options                                   306          514
                                                          --------------------
                  Average common shares outstanding
                    during the period for Diluted
                    computation                            41,256       41,285
                                                          ====================




Note 5            Stockholders' Equity
                  --------------------

                  PSC reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income:



                                                                2000      1999
                                                             -------------------

                  Balance at January 1,                       $ 2,020     $  -
                      Unrealized gains (losses) on sales
                         of marketable securities:
                           Unrealized holding loss arising
                              during the period, net of tax
                              of $42                              (78)       -
                      Less: reclassification adjustment
                             for gains included in net
                             income, net of tax of $409           (576)      -
                                                             ------------------
                  Balance at March 31,                         $ 1,366    $  -
                                                             ==================

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)

                           Forward-looking Statements
                           ---------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, our use of cash; projected capital expenditures; liquidity; as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, and acquisitions. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

                               General Information
                               -------------------

Philadelphia Suburban Corporation ("we" or "us"), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to approximately 2 million people in Pennsylvania, Ohio, Illinois, New Jersey and Maine. Our two primary subsidiaries are Philadelphia Suburban Water Company ("PSW"), a regulated public utility that provides water or wastewater services to about 1.1 million residents in the suburban areas west and north of the City of Philadelphia, and Consumers Water Company ("CWC"), a holding company for several regulated public utility companies that provide water or wastewater service to about 850,000 residents in various communities in Pennsylvania, Ohio, Illinois, New Jersey and Maine. We are among the largest investor-owned water utilities in the United States based on the number of customers. In addition, PSW and CWC provide water service to approximately 25,000 people through operating and maintenance contracts with municipal authorities and other parties in proximity to the operating company's service territory. Subsidiaries of PSW and CWC provide wastewater services (primarily residential) to approximately 28,000 people in Pennsylvania, Illinois and New Jersey.

                               Financial Condition
                               -------------------

During the quarter, we had $19,691 of capital expenditures, repurchased $3,502 of common stock, repaid $1,620 of customer advances for construction and made sinking fund contributions of $520. Of the total capital expenditures during the quarter, $1,960 was related to the construction of a new water treatment plant. The balance of capital expenditures was related to new tanks, boosters, valves, new water mains and customer service lines and the rehabilitation of existing water mains, hydrants and customer service lines.

During the quarter, the proceeds from the issuance of long-term debt, proceeds from the issuance of common stock, internally generated funds, available working capital and funds available under the revolving credit agreements were used to fund the cash requirements discussed above and to pay dividends. In January 2000, PSW issued a First Mortgage Bond of $15,000 7.40% Series due 2005 through the medium-term note program. In February 2000, PSW issued a note payable of $778 2.84% Series due 2019. In April 2000, PSW issued a First Mortgage Bond of $11,000 7.40% Series due 2005. Proceeds from these issues were used to reduce the balance of PSW's revolving credit facility.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


At March 31, 2000, we had short-term lines of credit of $161,800, of which $59,059 was available. At March 31, 2000, CWC has a $20,000 revolving credit agreement of which $9,800 was available.

On April 27, 2000, the Pennsylvania Public Utility Commission approved a rate settlement reached between PSC's Pennsylvania utility subsidiaries, and the parties actively litigating the joint rate application filed in October 1999. The settlement was designed to increase annual revenue by $17,000 or 9.4% over the level in effect at the time of the filing. The rates in effect at the time of the filing included $7,347 in Distribution System Improvement Charges ("DSIC") ranging from 0.33% to 5%. Consequently, the settlement resulted in a total base rate increase of $24,347 or 13.5%. As a part of the settlement, the DSIC was reset to zero and PSC agreed not to file a base rate increase request prior to April 29, 2001, absent extraordinary circumstances.

Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock are adequate to meet our financing requirements for the balance of the year and beyond.

                              Results of Operations
                              ---------------------

       Analysis of First Quarter of 2000 Compared to First Quarter of 1999
       -------------------------------------------------------------------

Revenues for the quarter increased $5,913 or 10.1% primarily due to revenues from the Distribution System Improvement Charge ("DSIC") in Pennsylvania, increased water sales and additional water revenues associated with acquisitions. The DSIC provided $1,735 of additional revenues over the prior year. The improvement in water sales is due to an increase in customer consumption. The additional revenues from acquisitions result primarily from the Bensalem water system acquired in December 1999.

Operations and maintenance expenses increased by $2,203 or 9.7% due to higher maintenance expenses, additional operating costs associated with the Bensalem acquisition and increased wage and administrative expenses. The increased maintenance expenses at PSW resulted from an increased number of main breaks, particularly during January 2000. Offsetting these increases in part, was a reduction in general corporate expenses related to the closing of CWC's corporate office in March 1999.

Depreciation expense increased $832 or 11.2% reflecting the utility plant placed in service since the first quarter of 1999, including the assets acquired through system acquisitions.

Amortization decreased $150 primarily due to the completion of the amortization of the costs associated with, and the other costs being recovered in various rate filings.

Taxes other than income taxes increased by $394 or 7.1% due to an increase in the Pennsylvania Public Utility Realty Tax in 2000 and a refund recognized in the first quarter of 1999 for regulatory assessments associated with a prior year.

During the first quarter of 1999, a charge of $3,787 was recorded for restructuring costs that includes severance of $2,940 and costs associated with the closing of CWC's corporate office. At March 31, 2000, there was a balance of $300 remaining related to this restructuring.

Interest expense increased by $1,764 or 21.8% primarily due to increased borrowings to finance fourth quarter of 1999 acquisitions, on-going capital projects and, to a lesser extent, increased interest rates on borrowings.

Allowance for funds used during construction increased by $346 primarily due to an increase in the average balance of utility plant construction work in progress resulting from the construction of a $35,000 water treatment plant at one of CWC's Pennsylvania subsidiaries. Construction commenced on this facility in December 1997 and is expected to be completed in the second quarter of 2000.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

During the first quarter of 2000, gains on the sale of marketable securities of $1,061 were recorded. There were no marketable securities sold in 1999.

During the first quarter of 1999, we recorded a charge of $6,334 for transaction costs associated with the merger of CWC consummated on March 10, 1999. The charge represents the fees for investment bankers, attorneys, accountants, and other administrative charges.

Our effective income tax rate was 39.6% in the first quarter of 2000 and 92.4% in the first quarter of 1999. The effective tax rate decreased due to the estimated non-deductible portion of the $6,334 of merger transaction costs recorded in the first quarter of 1999. Exclusive of the merger transaction costs and related tax benefits of $200, the first quarter 1999 effective income tax rate would have been 40.7%.

Dividends on preferred stock decreased $8 or 22.9% due to the redemption in January 1999 of 14,600 shares of preferred stock. The preferred shares were redeemed at the liquidation value of $100 per share.

Net income available to common stock for the quarter increased by $9,930, in comparison to 1999 primarily as a result of the 1999 after-tax charge of $8,596, net of tax, for restructuring and transaction costs associated with the merger of CWC and the other factors described above. On a diluted per share basis, earnings increased $.24 reflecting the change in net income.


                   Impact of Recent Accounting Pronouncements
                   ------------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 1999 amended this standard by issuing SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 137 changed the timing of the implementation of SFAS No. 133. We plan to adopt these statements in 2001 as required. As of March 31, 2000, we had no derivative instruments or hedging activities.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                           Part II. Other Information
                           --------------------------

Item 1.           Legal Proceedings
                  -----------------

                  There are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their properties is the subject that present a reasonable likelihood of a material adverse impact on the Registrant. Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which is included by a reference herein.


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)       Exhibits

                            Exhibit No.             Description

                                27                  Financial Data Schedule


                  (b)       Reports on Form 8-K

                            None.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.


May 12, 2000

                                   PHILADELPHIA SUBURBAN CORPORATION
                                   ---------------------------------
                                             Registrant


                                   /s/ Nicholas DeBenedictis
                                   ---------------------------------
                                   Nicholas DeBenedictis
                                   Chairman and President




                                   /s/ David P. Smeltzer
                                   ---------------------------------
                                   David P. Smeltzer
                                   Senior Vice President - Finance
                                   and Chief Financial Officer

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX



Exhibit No.               Description                           Page No.
-----------       -------------------------                     --------

    27            Financial Data Schedule                         13