Form 10-Q
period 2000-06-30
PHILADELPHIA SUBURBAN CORP
filed 2000-08-14
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2000

Commission File Number 1-6659



                        PHILADELPHIA SUBURBAN CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                   23-1702594
 ------------------------------                    ---------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania        19010 -3489
------------------------------------------------   ---------------------
  (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:    (610)-527-8000
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


Yes   X           No
    -----            -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000

 41,063,853
------------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)

                                                                                        June 30,                December 31,
                                                                                         2000                       1999
                                                                                      -----------               -----------
                                     Assets                                           (Unaudited)                 (Audited)
Property, plant and equipment, at cost                                                $ 1,451,533               $ 1,393,027
Less accumulated depreciation                                                             274,467                   257,663
                                                                                      -----------               -----------
    Net property, plant and equipment                                                   1,177,066                 1,135,364
                                                                                      -----------               -----------
Current assets:
    Cash and cash equivalents                                                               7,889                     4,658
    Accounts receivable and unbilled revenues, net                                         48,585                    44,399
    Inventory, materials and supplies                                                       4,442                     3,948
    Prepayments and other current assets                                                    3,442                     6,520
                                                                                      -----------               -----------
    Total current assets                                                                   64,358                    59,525
                                                                                      -----------               -----------

Regulatory assets                                                                          59,166                    58,287
Deferred charges and other assets, net                                                     31,210                    27,629
                                                                                      -----------               -----------
                                                                                      $ 1,331,800               $ 1,280,805
                                                                                      ===========               ===========
                   Liabilities and Stockholders' Equity
Stockholders' equity:
    6.05% Series B cumulative preferred stock                                         $     1,760               $     1,760
    Common stock at $.50 par value, authorized 100,000,000 shares,
         issued 41,856,617 and 41,627,644 in 2000 and 1999                                 20,928                    20,814
    Capital in excess of par value                                                        255,613                   251,440
    Retained earnings                                                                     110,589                   101,533
    Minority interest                                                                       2,613                     2,604
    Treasury stock, 792,764 and 615,038 shares in 2000 and 1999                           (14,642)                  (11,270)
    Accumulated other comprehensive income                                                  1,510                     2,020
                                                                                      -----------               -----------
    Total stockholders' equity                                                            378,371                   368,901
                                                                                      -----------               -----------

Long-term debt, excluding current portion                                                 457,335                   413,752
Commitments                                                                                    --                        --
Current liabilities:
    Current portion of long-term debt                                                      16,473                    12,194
    Loans payable                                                                          94,926                   103,069
    Accounts payable                                                                       20,602                    24,286
    Accrued interest                                                                       10,241                     8,994
    Accrued taxes                                                                          11,706                    12,689
    Other accrued liabilities                                                              22,211                    22,581
                                                                                      -----------               -----------
    Total current liabilities                                                             176,159                   183,813
                                                                                      -----------               -----------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                                      139,942                   136,528
    Customers' advances for construction                                                   57,621                    59,494
    Other                                                                                   7,716                     8,434
                                                                                      -----------               -----------
    Total deferred credits and other liabilities                                          205,279                   204,456
                                                                                      -----------               -----------

Contributions in aid of construction                                                      114,656                   109,883
                                                                                      -----------               -----------
                                                                                      $ 1,331,800               $ 1,280,805
                                                                                      ===========               ===========

See notes to consolidated financial statements on page 6 of this report

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                               June 30,
                                                                  ---------------------------------
                                                                     2000                    1999
                                                                  ---------               ---------
Operating revenues                                                $ 133,004               $ 124,762

Costs and expenses:
  Operations and maintenance                                         49,278                  46,928
  Depreciation                                                       15,916                  15,027
  Amortization                                                          658                     712
  Taxes other than income taxes                                      11,579                  11,212
  Restructuring costs (recovery)                                       (396)                  3,787
                                                                  ---------               ---------
                                                                     77,035                  77,666
                                                                  ---------               ---------

Operating income                                                     55,969                  47,096

Other expense (income):
  Interest expense, net                                              19,845                  16,621
  Allowance for funds used during construction                       (1,719)                   (857)
  Minority interest                                                      46                      42
  Gain on sale of marketable securities                              (1,061)                   --
  Merger transaction costs (recovery)                                  (663)                  6,334
                                                                  ---------               ---------
Income before income taxes                                           39,521                  24,956
Provision for income taxes                                           15,657                  12,538
                                                                  ---------               ---------
Net income                                                           23,864                  12,418
Dividends on preferred stock                                             53                      69
                                                                  ---------               ---------
Net income available to common stock                              $  23,811               $  12,349
                                                                  =========               =========

Net income                                                        $  23,864               $  12,418
Other comprehensive income (loss), net of tax                          (510)                   --
                                                                  ---------               ---------
Comprehensive income                                              $  23,354               $  12,418
                                                                  =========               =========

Net income per common share:
  Basic                                                           $    0.58               $    0.30
                                                                  =========               =========
  Diluted                                                         $    0.58               $    0.30
                                                                  =========               =========

Average common shares outstanding during the period:
  Basic                                                              40,961                  40,784
                                                                  =========               =========
  Diluted                                                            41,337                  41,266
                                                                  =========               =========




See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                               June 30,
                                                                  -------------------------------
                                                                     2000                 1999
                                                                  --------               --------
Operating revenues                                                $ 68,494               $ 66,165

Costs and expenses:
  Operations and maintenance                                        24,350                 24,203
  Depreciation                                                       7,665                  7,608
  Amortization                                                         388                    292
  Taxes other than income taxes                                      5,597                  5,624
  Recovery of restructuring costs                                     (396)                    --
                                                                  --------               --------
                                                                    37,604                 37,727
                                                                  --------               --------

Operating income                                                    30,890                 28,438

Other expense (income):
  Interest expense, net                                              9,990                  8,530
  Allowance for funds used during construction                        (985)                  (469)
  Minority interest                                                     28                     27
  Recovery of merger transaction costs                                (663)                  --
                                                                  --------               --------
Income before income taxes                                          22,520                 20,350
Provision for income taxes                                           8,929                  8,283
                                                                  --------               --------
Net income                                                          13,591                 12,067
Dividends on preferred stock                                            26                     34
                                                                  --------               --------
Net income available to common stock                              $ 13,565               $ 12,033
                                                                  ========               ========

Net income                                                        $ 13,591               $ 12,067
Other comprehensive income, net of tax                                 144                   --
                                                                  --------               --------
Comprehensive income                                              $ 13,735               $ 12,067
                                                                  ========               ========

Net income per common share:
  Basic                                                           $   0.33               $   0.29
                                                                  ========               ========
  Diluted                                                         $   0.33               $   0.29
                                                                  ========               ========

Average common shares outstanding during the period:
  Basic                                                             40,981                 40,800
                                                                  ========               ========
  Diluted                                                           41,441                 41,251
                                                                  ========               ========


See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                             -------------------------------
                                                                               2000                   1999
                                                                             --------               --------
Cash flows from operating activities:
   Net income                                                                $ 23,864               $ 12,418
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                            16,574                 15,739
      Deferred income taxes                                                     3,785                  3,312
      Gain on sale of marketable securities                                    (1,061)                    --
      Net increase in receivables, inventory and prepayments                   (1,440)                (1,178)
      Net decrease in payables, accrued interest, accrued taxes
         and other accrued liabilities                                         (3,806)               (14,908)
      Other                                                                      (926)                 3,411
                                                                             --------               --------
Net cash flows from operating activities                                       36,990                 18,794
                                                                             --------               --------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $1,719 and $857                    (57,443)               (43,696)
   Proceeds from the sale of marketable securities                              2,814                     --
   Acquisitions of water and wastewater systems                                  (206)                  (199)
   Other                                                                       (3,320)                (5,327)
                                                                             --------               --------
Net cash flows used in investing activities                                   (58,155)               (49,222)
                                                                             --------               --------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                 2,600                  2,301
   Repayments of customers' advances                                           (1,764)                (1,441)
   Net proceeds (repayments) of short-term debt                                (8,143)                13,456
   Proceeds from long-term debt                                                49,734                 30,716
   Repayments of long-term debt                                                (2,935)                (2,438)
   Redemption of preferred stock                                                   --                 (1,460)
   Proceeds from issuing common stock                                           3,256                  3,970
   Repurchase of common stock                                                  (3,543)                (1,416)
   Dividends paid on preferred stock                                              (53)                   (63)
   Dividends paid on common stock                                             (14,755)               (14,465)
   Other                                                                           (1)                   (35)
                                                                             --------               --------
Net cash flows from financing activities                                       24,396                 29,125
                                                                             --------               --------

Net increase (decrease) in cash and cash equivalents                            3,231                 (1,303)
Cash and cash equivalents at beginning of period                                4,658                  8,247
                                                                             --------               --------
Cash and cash equivalents at end of period                                   $  7,889               $  6,944
                                                                             ========               ========


See Acquisitions footnote for description of non-cash investing activities.

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)

                                                                                 June 30,        December 31,
                                                                                  2000               1999
                                                                              -------------      ------------
                                                                               (Unaudited)         (Audited)
Stockholders' equity:
     6.05% Series B cumulative preferred stock                                $       1,760      $      1,760
     Common stock, $.50 par value                                                    20,928            20,814
     Capital in excess of par value                                                 255,613           251,440
     Retained earnings                                                              110,589           101,533
     Minority interest                                                                2,613             2,604
     Treasury stock                                                                 (14,642)          (11,270)
     Accumulated other comprehensive income                                           1,510             2,020
                                                                              -------------      ------------
Total stockholders' equity                                                          378,371           368,901
                                                                              -------------      ------------

Long-term debt:
First Mortgage Bonds secured by utility plant:
                  Interest Rate Range
                     0.00% to  2.49%                                                    837               858
                     2.50% to  4.99%                                                  3,744               824
                     5.00% to  5.49%                                                  2,200             2,200
                     5.50% to  5.99%                                                 31,145            31,545
                     6.00% to  6.49%                                                145,570           127,210
                     6.50% to  6.99%                                                 55,200            55,200
                     7.00% to  7.49%                                                 62,000            38,000
                     7.50% to  7.99%                                                 23,000            23,000
                     8.00% to  8.49%                                                 16,500            16,500
                     8.50% to  8.99%                                                  9,000             9,003
                     9.00% to  9.49%                                                 53,695            53,695
                     9.50% to  9.99%                                                 50,726            51,220
                    10.00% to 10.55%                                                  6,000             6,000
                                                                              -------------      ------------
Total First Mortgage Bonds                                                          459,617           415,255
Notes payable to banks under revolving credit agreements, due August 2000            12,700             9,200
Installment note payable, 9%, due in equal annual payments through 2013               1,491             1,491
                                                                              -------------      ------------
                                                                                    473,808           425,946
Current portion of long-term debt                                                    16,473            12,194
                                                                              -------------      ------------
Long-term debt, excluding current portion                                           457,335           413,752
                                                                              -------------      ------------
Total capitalization                                                          $     835,706      $    782,653
                                                                              =============      ============


See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)
                                   (UNAUDITED)

Note 1            Basis of Presentation

                  The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation ("PSC") at June 30, 2000, the consolidated statements of income and comprehensive income for the six months and quarter ended June 30, 2000 and 1999, and the consolidated statements of cash flow for the six months ended June 30, 2000 and 1999, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and therefore, should be read in conjunction with the PSC Annual Report on Form 10-K for the year ended December 31, 1999 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

Note 2            Water Rates

                  On April 27, 2000, the Pennsylvania Public Utility Commission approved a rate settlement reached between PSC's Pennsylvania utility subsidiaries, and the parties actively litigating the joint rate application filed in October 1999. The settlement was designed to increase annual revenue by $17,000 or 9.4% above the level in effect at the time of the filing. The rates in effect at the time of the filing included $7,347 in Distribution System Improvement Charges ("DSIC") ranging from 0.33% to 5%. Consequently, the settlement resulted in a total base rate increase of $24,347 or 13.5% above the rates in effect before the DSIC was applied. As a part of the settlement, the DSIC was reset to zero and PSC agreed not to file a base rate increase request prior to April 29, 2001, absent extraordinary circumstances.

                  The settlement agreement also provides for the recovery of up to $5,295 of the $10,121 ($8,596 after-tax) in merger costs that were charged off in the first quarter 1999 in connection with the Consumers Water Company ("CWC") merger. The $5,295 represents the merger costs allocable to our Pennsylvania operations. In the second quarter of 2000, a regulatory asset of $1,059 was established to reflect that portion of the $5,295 to be recovered before our next Pennsylvania rate filing is expected to become effective. This resulted in a recovery of $396 of restructuring costs and $663 of merger transaction costs as reported on the Consolidated Statements of Income and Comprehensive Income. The remainder of the $5,295 has not yet been recognized and its recoverability is presently being evaluated.

                  In March 2000, an operating division of CWC's Illinois operating subsidiary settled one rate case resulting in an aggregate annual revenue increase of approximately $400. In April 2000, a rate increase was negotiated by an operating division of CWC's Ohio operating subsidiary resulting in an aggregate annual revenue increase of $140 in each of the following three years. In addition, rate applications have been filed in 2000 by other CWC operating divisions in Illinois, Maine and New Jersey. The additional annual revenue requested is $6,662 and decisions are anticipated by the first quarter of 2001.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 3            Long-term Debt and Loans Payable

                  In January 2000, Philadelphia Suburban Water Company ("PSW") issued a First Mortgage Bond of $15,000 7.40% Series due 2005 and in April 2000, PSW issued a First Mortgage Bond of $11,000 7.40% Series due 2005 through the medium-term note program. At various times during the first half of 2000, PSW issued notes payable in aggregate of $2,930 at a rate of 2.84% due 2019. In June 2000, one of CWC's Pennsylvania operating subsidiaries issued tax-exempt bonds of $18,360 at a rate of 6.0% due 2030. Proceeds from these issues were used to reduce a portion of the balance of short-term debt at each of the respective operating subsidiaries.

Note 4            Net Income per Common Share

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

                                                     Six Months Ended                 Three Months Ended
                                                          June 30,                          June 30,
                                                --------------------------        --------------------------
                                                 2000                1999          2000                1999
                                                ------              ------        ------              ------
Average common shares outstanding during
   the period for Basic computation             40,961              40,784        40,981              40,800
Dilutive effect of employee stock options          376                 482           460                 451
                                                ------              ------        ------              ------
Average common shares outstanding during
   the period for Diluted computation           41,337              41,266        41,441              41,251
                                                ======              ======        ======              ======

Note 5            Acquisitions and Water Sale Agreements

                  During the first half of 2000, two water systems and one wastewater system were acquired in Pennsylvania and Ohio. The total purchase price of $850 for the three systems acquired consisted of $206 in cash and the issuance of 30,440 shares of PSC's common stock. In August 2000, CWC's Ohio operating subsidiary acquired the water utility assets of a municipally-owned sytem for $2,300 in cash. The increase in annual revenues resulting from the acquired systems approximate $860.

                  In August 2000, PSW entered into a 25-year bulk water sale agreement with Liberty Electric Power, LLC, a subsidiary of Columbia Electric Corporation, to supply water to a power plant that is expected to be constructed and commence operations in the first quarter of 2002. The agreement stipulates a minimum monthly payment through March 1, 2026. The annual revenues resulting from this water sale agreement are expected to approximate $1,350 initially, and may adjust annually based upon changes in the Consumer Price Index.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 6            Stockholders' Equity

                  On August 1, 2000, PSC's Board of Directors declared a 5-for-4 common stock split effected in the form of a 25% stock dividend for all common shares outstanding, to shareholders of record on November 15, 2000. The new shares will be distributed on December 1, 2000. PSC's par value of $.50 per share will not change as a result of the common stock distribution, and as a result, on the distribution date an amount will be transferred from Capital in Excess of Par Value to Common Stock to record the common stock split. The share and per share data contained in this Quarterly Report on Form 10-Q have not been restated to give effect to this stock dividend.

                  PSC reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income:

                                                                          2000          1999
                                                                      ----------       ---------
Balance at January 1,                                                 $    2,020       $    -
  Unrealized gains (losses) on sales of marketable securities:
      Unrealized holding gain arising during the period,
          net of tax of $36                                                   66            -
      Less:  reclassification adjustment for gains included
          in net income, net of tax of $409                                 (576)           -
                                                                      ----------       ---------
Balance at June 30,                                                   $    1,510       $    -
                                                                      ==========       =========


               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)

                           Forward-looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, our use of cash; projected capital expenditures; liquidity; as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, and acquisitions. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

                               Financial Condition

During the first half of 2000, we had $57,443 of capital expenditures, repurchased $3,543 of common stock, repaid $1,764 of customer advances for construction and made sinking fund contributions of $2,935. The capital expenditures were related to construction of a new treatment plant, improvements to existing treatment plants, new water mains and customer service lines and the rehabilitation of existing water mains, hydrants and customer service lines.

During the first half of 2000, the proceeds from the issuance of long-term debt, common stock, the sale of marketable securities, internally generated funds, available working capital and funds available under the revolving credit agreements were used to fund the cash requirements discussed above and to pay dividends. In January 2000, PSW issued a First Mortgage Bond of $15,000 7.40% Series due 2005 through the medium-term note program. At various times during the first half of 2000, PSW issued notes payable in aggregate of $2,930 2.84% Series due 2019. In April 2000, PSW issued a First Mortgage Bond of $11,000 7.40% Series due 2005. In June 2000, one of CWC's Pennsylvania operating subsidiaries issued tax-exempt bonds of $18,360 at a rate of 6.0% due 2030. Proceeds from these issues were used to reduce a portion of the balance of the short-term debt at each of the respective operating subsidiaries. Effective with the December 1, 2000 payment, PSC has increased the quarterly cash dividend on common stock from $.18 per share to $.19375 per share.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)
              (In thousands of dollars, except per share amounts)


At June 30, 2000, we had short-term lines of credit and other credit facilities of $187,000, of which $79,374 was available.

On August 3, 2000, PSC filed with the Securities and Exchange Commission a registration statement on Form S-3 covering 1,150,000 shares of common stock to be registered and sold in a public offering. The proceeds of this offering will be used to make a capital contribution to PSW, and PSW will use the proceeds to reduce outstanding debt under its revolving credit agreement.

On April 27, 2000, the Pennsylvania Public Utility Commission approved a rate settlement reached between PSC's Pennsylvania utility subsidiaries, and the parties actively litigating the joint rate application filed in October 1999. The settlement was designed to increase annual revenue by $17,000 or 9.4% over the level in effect at the time of the filing. The rates in effect at the time of the filing included $7,347 in Distribution System Improvement Charges ranging from 0.33% to 5%. Consequently, the settlement resulted in a total base rate increase of $24,347 or 13.5% above the rates in effect before the Distribution System Improvement Charge was applied. As a part of the settlement, the Distribution System Improvement Charge was reset to zero and PSC agreed not to file a base rate increase request prior to April 29, 2001, absent extraordinary circumstances. The settlement agreement also provides for the recovery of up to $5,295 of the $10,121 ($8,596 after-tax) in merger costs that were charged off in the first quarter 1999 in connection with the Consumers Water Company ("CWC") merger. The $5,295 represents the merger costs allocable to our Pennsylvania operations. In the second quarter of 2000, a regulatory asset of $1,059 was established to reflect that portion of the $5,295 to be recovered before our next Pennsylvania rate filing is expected to become effective. This resulted in a recovery of $396 of restructuring costs and $663 of merger transaction costs as reported on the Consolidated Statements of Income and Comprehensive Income. The remainder of the $5,295 has not yet been recognized and its recoverability is presently being evaluated.

Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock will be adequate to meet our financing requirements for the balance of the year and beyond.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
              (In thousands of dollars, except per share amounts)



                              Results of Operations

    Analysis of First Six Months of 2000 Compared to First Six Months of 1999

Revenues for the first six months of 2000 increased $8,242 or 6.6% primarily due to increased water rates, particularly as a result of the April 2000 Pennsylvania rate settlement, the additional water revenues associated with acquisitions and additional revenues from the Distribution System Improvement Charge in Pennsylvania. The additional revenues from acquisitions were primarily from the Bensalem water system acquired in December 1999.

Operations and maintenance expenses increased by $2,350 or 5.0% due to higher maintenance expenses and additional operating costs associated with the Bensalem acquisition. The increased maintenance expenses at PSW resulted from an increased number of main breaks, particularly during January 2000. Offsetting these increases in part, was a reduction in administrative expenses and corporate costs as part of our cost containment initiatives, and lower water production costs in Pennsylvania and Ohio. The reduction in water production costs is associated with the lower water consumption resulting from the relatively cool, wet weather experienced in May and June of 2000. The reduction in general corporate costs was related to the closing of CWC's corporate office in March 1999.

Depreciation expense increased $889 or 5.9% reflecting the utility plant placed in service since the second quarter of 1999, including the assets acquired through system acquisitions, offset partially by the effect of a change in depreciation rates.

Amortization decreased $54 primarily due to the completion of the amortization of the costs associated with, and the other costs being recovered in various rate filings.

Taxes other than income taxes increased by $367 or 3.3% due to a refund recognized in the first quarter of 1999 of a regulatory assessment associated with a prior year.

The recovery of restructuring costs of $396 in the second quarter of 2000 resulted from the April 2000 rate settlement. These costs were included in a $3,787 charge that was recorded in the first quarter of 1999 when CWC's corporate office was closed.

Interest expense increased by $3,224 or 19.4% primarily due to increased borrowings to finance acquisitions, on-going capital projects and, to a lesser extent, increased interest rates on borrowings.

Allowance for funds used during construction increased by $862 primarily due to an increase in the average balance of utility plant construction work in progress resulting from the construction of a $35,000 water treatment plant at one of CWC's Pennsylvania subsidiaries. Construction commenced on this facility in December 1997 and was completed in July 2000.

During the first quarter of 2000, gains on the sale of marketable securities of $1,061 were recorded. There were no marketable securities sold in 1999 or during the second quarter of 2000.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)
              (In thousands of dollars, except per share amounts)



The recovery of merger transaction costs of $663 in the second quarter of 2000 resulted from the April 2000 rate settlement. These costs were included in a $6,334 charge that was recorded in the first quarter of 1999 when the CWC merger was completed. The charge represents the fees for investment bankers, attorneys, accountants and other administrative charges.

Our effective income tax rate was 39.6% in the first half of 2000 and 50.2% in the first half of 1999. The effective tax rate decreased due to the estimated non-deductible portion of the $6,334 of merger transaction costs recorded in the first quarter of 1999. Exclusive of the merger transaction costs and related tax benefits of $200, the first half 1999 effective income tax rate would have been 40.7%.

Dividends on preferred stock decreased $16 or 23.2% due to the redemption in January 1999 of 14,600 shares of preferred stock. The preferred shares were redeemed at the liquidation value of $100 per share.

Net income available to common stock for the first six months of 2000 increased by $11,462, in comparison to 1999 primarily as a result of the 1999 after-tax charge of $8,596 for restructuring and transaction costs associated with the merger of CWC, the 2000 recovery of a portion of these merger costs of $1,059 in connection with the April 2000 Pennsylvania rate settlement and the other factors described above. On a diluted per share basis, earnings increased $.28 reflecting the change in net income.

                              Results of Operations

      Analysis of Second Quarter of 2000 Compared to Second Quarter of 1999

Revenues for the quarter increased $2,329 or 3.5% primarily as a result of the increased water rates granted to the Pennsylvania operating subsidiaries in April 2000 and additional water revenues associated with acquisitions, offset partially by a decrease in water consumption associated with the relatively cool, wet weather experienced in Pennsylvania and Ohio. The additional revenues from acquisitions were primarily from the Bensalem water system acquired in December 1999.

Operations and maintenance expenses increased by $147 or 0.6% due to the additional operating costs associated with the Bensalem acquisition, offset in part by reduced administrative expenses, including lower insurance costs and corporate costs and lower water production expenses in Pennsylvania and Ohio. The reduction in the water production costs is associated with the lower water consumption resulting from the relatively cool, wet weather experienced in May and June of 2000.

Depreciation expense increased $57 or 0.7% reflecting the utility plant placed in service since the second quarter of 1999, including the assets acquired through system acquisitions, offset in part by the effect of a change in depreciation rates.

Amortization increased $96 primarily due to the amortization of the costs associated with, and the other costs being recovered in various rate filings.

Taxes other than income taxes decreased by $27 or 0.5% due to a reduction in certain state taxes.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)
              (In thousands of dollars, except per share amounts)



The recovery of restructuring costs of $396 in the second quarter of 2000 resulted from the April 2000 rate settlement. These costs were charged off in the first quarter of 1999 when CWC's corporate office was closed.

Interest expense increased by $1,460 or 17.1% primarily due to increased borrowings to finance acquisitions, on-going capital projects and, to a lesser extent, increased interest rates on borrowings.

Allowance for funds used during construction increased by $516 primarily due to an increase in the average balance of utility plant construction work in progress resulting from the construction of a $35,000 water treatment plant at one of CWC's Pennsylvania subsidiaries. Construction commenced on this facility in December 1997 and was completed in July 2000.

The recovery of merger transaction costs of $663 in the second quarter of 2000 resulted from the April 2000 rate settlement. These costs were charged off in the first quarter of 1999 when the CWC merger was completed.

Our effective income tax rate was 39.6% in the second quarter of 2000 and 40.7% in the second quarter of 1999. The change is due to a difference between tax deductible expenses and book expenses.

Net income available to common stock for the second quarter of 2000 increased by $1,532, in comparison to 1999 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.04 reflecting the change in net income.

                   Impact of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 1999 amended this standard by issuing SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and amendment to SFAS No. 133. SFAS No. 138 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 137 changed the timing of the implementation of SFAS No. 133. We plan to adopt these statements in 2001 as required. As of June 30, 2000, we had no derivative instruments or hedging activities.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Interpretation provides guidance for certain issues that arose in the application of APB Opinion No. 25. We are required to adopt the Interpretation on July 1, 2000. The implementation of this new standard is not expected to have a material effect on our results of operations or financial position.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           Part II. Other Information

Item 1.           Legal Proceedings

                  There are no pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their properties is the subject that present a reasonable likelihood of a material adverse impact on the Registrant. Reference is made to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 1999, which is hereby incorporated by reference.

Item 4.           Results of Vote of Security Holders

                  The Annual Meeting of Shareholders of Philadelphia Suburban Corporation was held on May 15, 2000 at the Springfield Country Club, 400 West Sproul Road, Springfield, Pennsylvania, pursuant to the Notice sent on or about April 10, 2000 to all shareholders of record at the close of business on March 27, 2000. At that meeting, the following nominees were elected as directors of Philadelphia Suburban Corporation for terms expiring in the year 2003 and received the votes set forth after their names below:

                  Name of Nominee                 For              Withheld
                  ---------------                 ---              --------

                  Richard H. Glanton, Esq.     28,276,712          717,746
                  Alan R. Hirsig               28,679,012          315,446
                  John F. McCaughan            28,686,203          208,255
                  Richard L. Smoot             28,679,072          315,386

                  Since the Board of Directors is divided into three classes with one class elected each year to hold office for a three-year term, the term of office for the following directors continued after the Annual Meeting: Michel Avenas; Mary C. Carroll; Nicholas DeBenedictis; G. Fred DiBona, Jr.; John E. Menario; John E. Palmer, Jr.; and Robert O. Viets.

                  Proposal II (to Amend Our Articles of Incorporation)

                     For        Against       Abstain            No Vote
                     ---        -------       -------            -------

                  22,016,103    842,373       391,647           5,744,335

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

Item 5.           Other Information

                  Our largest shareholder is Vivendi S.A. and certain of its subsidiaries. Vivendi S.A. is a company headquartered in Paris with worldwide interests in various businesses, including the water industry primarily through its subsidiary, Vivendi Water S.A. Vivendi S.A. and these subsidiaries owned approximately 18% of our outstanding common stock on June 30, 2000. For more information with respect to Vivendi S.A.'s ownership of our common stock, we refer you to Amendment No. 19 to Vivendi S.A.'s Schedule 13D. At its August 1, 2000 meeting, our board of directors, on the recommendation of our corporate governance committee: acknowledged the resignation of Michel Avenas, President of Vivendi North America, from our board; increased the size of the board from 11 to 12 directors; expanded the class of directors with terms expiring at our 2001 annual meeting (the class of directors that Mr. Avenas was in) from 3 to 4; and appointed Mr. Richard Heckmann, Chairman of Vivendi Water S.A., and Mr. Andrew Seidel, President and Chief Operating Officer of Vivendi Water S.A. to our board in the class of directors with terms expiring at our 2001 annual meeting.

                  We have had various discussions with representatives of Vivendi S.A.'s subsidiaries, Vivendi Water S.A. and United States Filter Corporation, exploring possible joint activities or alliances in such areas as water treatment devices, bottled water, contract operations of water and wastewater systems, laboratory testing and joint materials purchasing. Although we intend to continue these discussions and explore any other potential areas of cooperation, we currently have no formal agreements with Vivendi S.A., United States Filter Corporation or any of their affiliates in any of these areas and there can be no assurance that any agreements in these areas or other areas will be ultimately reached.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           Exhibit No.                    Description
                           -----------                    -----------

                               27                     Financial Data Schedule

                  (b)      Reports on Form 8-K

                           Current Report on Form 8-K filed on April 27, 2000, responding to Item 5, Other Events. (Related to our announcement of the Pennsylvania Public Utility Commission's approval of the settlement of the rate case filed by our Pennsylvania water utility operations.)

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.


August 14, 2000

                                        PHILADELPHIA SUBURBAN CORPORATION
                                        ---------------------------------
                                                     Registrant



                                        /s/  Nicholas DeBenedictis
                                        ------------------------------------
                                             Nicholas DeBenedictis
                                             Chairman and President




                                        /s/  David P. Smeltzer
                                        ------------------------------------
                                             David P. Smeltzer
                                             Senior Vice President - Finance
                                             and  Chief Financial Officer

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES




                                  EXHIBIT INDEX



Exhibit No.               Description                             Page No.
-----------               -----------------------                 -------

   27                     Financial Data Schedule                 18