Form 10-Q
period 2000-09-30
PHILADELPHIA SUBURBAN CORP
filed 2000-11-13
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2000

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


Registrant's telephone number, including area code: (610)-527-8000
                                                   ---------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X           No
    -----            -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000

   42,457,668
   ----------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)


                                                                          September 30,    December 31,
                                                                              2000             1999
                                                                          --------------   ------------
                                                                           (Unaudited)       (Audited)
                                     Assets
Property, plant and equipment, at cost                                     $ 1,475,763      $ 1,393,027
Less accumulated depreciation                                                  277,096          257,663
                                                                           -----------      -----------
    Net property, plant and equipment                                        1,198,667        1,135,364
                                                                           -----------      -----------
Current assets:
    Cash and cash equivalents                                                    3,642            4,658
    Accounts receivable and unbilled revenues, net                              53,805           44,399
    Inventory, materials and supplies                                            4,953            3,948
    Prepayments and other current assets                                         3,522            6,520
                                                                           -----------      -----------
    Total current assets                                                        65,922           59,525
                                                                           -----------      -----------

Regulatory assets                                                               62,552           58,287
Deferred charges and other assets, net                                          32,321           27,629
                                                                           -----------      -----------
                                                                           $ 1,359,462      $ 1,280,805
                                                                           ===========      ===========
                   Liabilities and Stockholders' Equity
Stockholders' equity:
    6.05% Series B cumulative preferred stock                                  $ 1,760          $ 1,760
    Common stock at $.50 par value, authorized 100,000,000 shares,
         issued 43,247,183 and 41,627,644 in 2000 and 1999                      21,624           20,814
    Capital in excess of par value                                             286,059          251,440
    Retained earnings                                                          111,766          101,533
    Minority interest                                                            2,597            2,604
    Treasury stock, 789,515 and 615,038 shares in 2000 and 1999                (14,588)         (11,270)
    Accumulated other comprehensive income                                       1,630            2,020
                                                                           -----------      -----------
    Total stockholders' equity                                                 410,848          368,901
                                                                           -----------      -----------

Long-term debt, excluding current portion                                      459,475          413,752
Commitments                                                                          -                -
Current liabilities:
    Current portion of long-term debt                                           12,974           12,194
    Loans payable                                                               80,550          103,069
    Accounts payable                                                            11,867           24,286
    Accrued interest                                                             9,441            8,994
    Accrued taxes                                                               16,499           12,689
    Dividends payable                                                            7,956                -
    Other accrued liabilities                                                   24,039           22,581
                                                                           -----------      -----------
    Total current liabilities                                                  163,326          183,813
                                                                           -----------      -----------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                           142,812          136,528
    Customers' advances for construction                                        58,231           59,494
    Other                                                                        8,063            8,434
                                                                           -----------      -----------
    Total deferred credits and other liabilities                               209,106          204,456
                                                                           -----------      -----------

Contributions in aid of construction                                           116,707          109,883
                                                                           -----------      -----------
                                                                           $ 1,359,462      $ 1,280,805
                                                                           ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                             Nine Months Ended
                                                                September 30,
                                                          -----------------------
                                                             2000         1999
                                                          ---------     ---------
Operating revenues                                        $ 206,340     $ 194,289

Costs and expenses:
  Operations and maintenance                                 74,315        71,573
  Depreciation                                               23,956        22,792
  Amortization                                                1,175           989
  Taxes other than income taxes                              17,039        16,803
  Restructuring costs (recovery)                             (1,136)        3,787
                                                          ---------     ---------
                                                            115,349       115,944
                                                          ---------     ---------

Operating income                                             90,991        78,345

Other expense (income):
  Interest expense, net                                      30,127        24,968
  Allowance for funds used during construction               (2,260)       (1,369)
  Minority interest                                              76            76
  Gain on sale of marketable securities                      (1,061)            -
  Merger transaction costs (recovery)                        (2,905)        6,334
                                                          ---------     ---------
Income before income taxes                                   67,014        48,336
Provision for income taxes                                   26,584        21,551
                                                          ---------     ---------
Net income                                                   40,430        26,785
Dividends on preferred stock                                     80           104
                                                          ---------     ---------
Net income available to common stock                      $  40,350     $  26,681
                                                          =========     =========

Net income                                                $  40,430     $  26,785
Other comprehensive income (loss), net of tax                  (390)        1,068
                                                          ---------     ---------
Comprehensive income                                      $  40,040     $  27,853
                                                          =========     =========

Net income per common share:
  Basic                                                      $ 0.98        $ 0.65
                                                          =========     =========
  Diluted                                                    $ 0.97        $ 0.65
                                                          =========     =========

Average common shares outstanding during the period:
  Basic                                                      41,081        40,823
                                                          =========     =========
  Diluted                                                    41,472        41,281
                                                          =========     =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                             Three Months Ended
                                                                September 30,
                                                           ---------------------
                                                             2000          1999
                                                           --------      --------
Operating revenues                                         $ 73,336      $ 69,527

Costs and expenses:
  Operations and maintenance                                 25,037        24,645
  Depreciation                                                8,040         7,765
  Amortization                                                  517           277
  Taxes other than income taxes                               5,460         5,591
  Recovery of restructuring costs                              (740)            -
                                                           --------      --------
                                                             38,314        38,278
                                                           --------      --------

Operating income                                             35,022        31,249

Other expense (income):
  Interest expense, net                                      10,282         8,347
  Allowance for funds used during construction                 (541)         (512)
  Minority interest                                              30            34
  Recovery of merger transaction costs                       (2,242)            -
                                                           --------      --------
Income before income taxes                                   27,493        23,380
Provision for income taxes                                   10,927         9,013
                                                           --------      --------
Net income                                                   16,566        14,367
Dividends on preferred stock                                     27            35
                                                           --------      --------
Net income available to common stock                       $ 16,539      $ 14,332
                                                           ========      ========

Net income                                                 $ 16,566      $ 14,367
Other comprehensive income, net of tax                          120         1,068
                                                           --------      --------
Comprehensive income                                       $ 16,686      $ 15,435
                                                           ========      ========

Net income per common share:
  Basic                                                      $ 0.40        $ 0.35
                                                           ========      ========
  Diluted                                                    $ 0.39        $ 0.35
                                                           ========      ========

Average common shares outstanding during the period:
  Basic                                                      41,317        40,898
                                                           ========      ========
  Diluted                                                    41,751        41,333
                                                           ========      ========


                  The accompanying notes are an integral part of these consolidated financial statements.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)


                                                                          Nine Months Ended
                                                                             September 30,
                                                                       -----------------------
                                                                         2000           1999
                                                                       --------       --------
Cash flows from operating activities:
   Net income                                                          $ 40,430       $ 26,785
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                      25,131         23,781
      Deferred income taxes                                               6,247          5,576
      Gain on sale of marketable securities                              (1,061)             -
      Net decrease (increase) in receivables, inventory
         and prepayments                                                 (6,971)         2,645
      Net decrease in payables, accrued interest, accrued taxes
         and other accrued liabilities                                   (7,830)       (14,753)
      Other                                                              (6,466)         2,718
                                                                       --------       --------
Net cash flows from operating activities                                 49,480         46,752
                                                                       --------       --------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $2,260 and $1,369            (81,651)       (67,723)
   Purchases of marketable securities, net                               (1,649)        (6,066)
   Acquisitions of water and wastewater systems                          (2,506)          (199)
   Other                                                                  1,354             23
                                                                       --------       --------
Net cash flows used in investing activities                             (84,452)       (73,965)
                                                                       --------       --------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction           4,937          3,604
   Repayments of customers' advances                                     (2,691)        (2,125)
   Net proceeds (repayments) of short-term debt                         (22,519)        14,665
   Proceeds from long-term debt                                          49,321         34,664
   Repayments of long-term debt                                          (3,936)        (6,154)
   Redemption of preferred stock                                              -         (1,460)
   Proceeds from issuing common stock                                    34,454          5,939
   Repurchase of common stock                                            (3,543)        (1,756)
   Dividends paid on preferred stock                                        (80)           (90)
   Dividends paid on common stock                                       (22,161)       (21,832)
   Other                                                                    174            (35)
                                                                       --------       --------
Net cash flows from financing activities                                 33,956         25,420
                                                                       --------       --------

Net increase (decrease) in cash and cash equivalents                     (1,016)        (1,793)
Cash and cash equivalents at beginning of period                          4,658          8,247
                                                                       --------       --------
Cash and cash equivalents at end of period                              $ 3,642        $ 6,454
                                                                       ========       ========

See Acquisitions footnote for description of non-cash investing activities.

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)


                                                                              September 30,       December 31,
                                                                                   2000               1999
                                                                               ------------------------------
                                                                               (Unaudited)          (Audited)
Stockholders' equity:
     6.05% Series B cumulative preferred stock                                   $  1,760           $  1,760
     Common stock, $.50 par value                                                  21,624             20,814
     Capital in excess of par value                                               286,059            251,440
     Retained earnings                                                            111,766            101,533
     Minority interest                                                              2,597              2,604
     Treasury stock                                                               (14,588)           (11,270)
     Accumulated other comprehensive income                                         1,630              2,020
                                                                                 --------           --------
Total stockholders' equity                                                        410,848            368,901
                                                                                 --------           --------

Long-term debt:
First Mortgage Bonds secured by utility plant:
                  Interest Rate Range
                     0.00% to  2.49%                                                1,200                858
                     2.50% to  4.99%                                                5,259                824
                     5.00% to  5.49%                                                3,448              2,200
                     5.50% to  5.99%                                               31,060             31,545
                     6.00% to  6.49%                                              145,570            127,210
                     6.50% to  6.99%                                               55,200             55,200
                     7.00% to  7.49%                                               62,000             38,000
                     7.50% to  7.99%                                               23,000             23,000
                     8.00% to  8.49%                                               16,500             16,500
                     8.50% to  8.99%                                                9,000              9,003
                     9.00% to  9.49%                                               53,695             53,695
                     9.50% to  9.99%                                               49,826             51,220
                    10.00% to 10.55%                                                6,000              6,000
                                                                                 --------           --------
Total First Mortgage Bonds                                                        461,758            415,255
Notes payable to bank under revolving credit agreement, due November 2000           9,200              9,200
Installment note payable, 9%, due in equal annual payments through 2013             1,491              1,491
                                                                                 --------           --------
                                                                                  472,449            425,946
Current portion of long-term debt                                                  12,974             12,194
                                                                                 --------           --------
Long-term debt, excluding current portion                                         459,475            413,752
                                                                                 --------           --------
Total capitalization                                                             $870,323           $782,653
                                                                                 ========           ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)
                                   (UNAUDITED)

Note 1  Basis of Presentation

        The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation ("PSC") at September 30, 2000, the consolidated statements of income and comprehensive income for the nine months and quarter ended September 30, 2000 and 1999, and the consolidated statements of cash flow for the nine months ended September 30, 2000 and 1999, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and therefore, should be read in conjunction with the PSC Annual Report on Form 10-K for the year ended December 31, 1999 and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2000 and March 31, 2000. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

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

        The settlement agreement also provides for the recovery of up to $5,295 (the merger costs allocable to our Pennsylvania operations) of the $10,121 ($8,596 after-tax) in merger costs that were expensed in the first quarter 1999 in connection with the Consumers Water Company ("CWC") merger. In the second quarter of 2000, a portion of the regulatory asset was established to reflect the amount to be recovered before our next Pennsylvania rate filing is expected to become effective and the remainder was not recognized at that time due to the need to assess its recoverability. In September 2000, an evaluation of the recoverability of the merger costs was concluded and consequently an additional regulatory asset of $2,982 was established. This resulted in a recovery in the third quarter of 2000 of $740 of restructuring costs and $2,242 of merger transaction costs as reported on the Consolidated Statements of Income and Comprehensive Income.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL
                   STATEMENTS (In thousands of dollars, except
                         per share amounts) (continued)
                                   (UNAUDITED)

        In March 2000, an operating division in Illinois settled one rate case designed to result in an aggregate annual revenue increase of approximately $400. In April 2000, a rate increase was negotiated by an operating division in Ohio designed to result in an aggregate annual revenue increase of $140 in each of the following three years. In September 2000, two operating divisions in Maine settled rate cases designed to result in an aggregate annual revenue increase of approximately $310. In addition, rate applications have been filed in 2000 by other operating divisions in Illinois, New Jersey and Ohio. The additional annual revenue requested is $6,352 and decisions are anticipated by the first quarter of 2001.

Note 3  Long-term Debt and Loans Payable

        In January 2000, Philadelphia Suburban Water Company ("PSW") issued a First Mortgage Bond of $15,000 7.40% Series due 2005 and in April 2000, PSW issued a First Mortgage Bond of $11,000 7.40% Series due 2005 through the medium-term note program. At various times during the first nine months of 2000, PSW and other operating subsidiaries issued notes payable in aggregate of $6,071 at various rates ranging from 1% to 5.4% due at various times in 2019, 2020 and 2030. In June 2000, one of CWC's operating subsidiaries issued $18,360 of tax-exempt bonds due in 2030 at a rate of 6.0%. The proceeds from these issues were used to reduce a portion of the balance of short-term debt at each of the respective operating subsidiaries.

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

                                                         Nine Months Ended         Three Months Ended
                                                            September 30,             September 30,
                                                       ---------------------       ---------------------
                                                        2000           1999         2000           1999
                                                       ------         ------       ------         ------

        Average common shares outstanding during
           the period for Basic computation            41,081         40,823       41,317         40,898
        Dilutive effect of employee stock options         391            458          434            435
                                                       ------         ------       ------         ------
        Average common shares outstanding during
           the period for Diluted computation          41,472         41,281       41,751         41,333
                                                       ======         ======       ======         ======

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL
                   STATEMENTS (In thousands of dollars, except
                         per share amounts) (continued)
                                   (UNAUDITED)

Note 5  Acquisitions and Water Sale Agreements

        During the first nine months of 2000, four water systems and one wastewater system were acquired in Pennsylvania and Ohio. The total purchase price of $3,150 for the systems acquired consisted of $2,506 in cash and the issuance of 30,440 shares of PSC's common stock. The increase in annual revenues resulting from the acquired systems approximate $950.

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

        On September 15, 2000, PSC issued 1,322,500 shares of common stock through a public offering, providing proceeds of approximately $29,689, net of expenses.

        PSC reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income:

                                                                                2000          1999
                                                                               -------       -------
        Balance at January 1,                                                  $ 2,020      $     -
              Unrealized holding gain arising during the period,
                  net of tax of $100 and $575                                      186        1,068
              Less:  reclassification adjustment for gains included
                  in net income, net of tax of $409                               (576)           -
                                                                               -------      -------
              Unrealized gains (losses) on sales of marketable securities         (390)       1,068
                                                                               -------      -------
        Balance at September 30,                                               $ 1,630      $ 1,068
                                                                               =======      =======

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

                               Financial Condition

During the first nine months of 2000, we had $81,651 of capital expenditures, repurchased $3,543 of common stock, repaid $2,691 of customer advances for construction and made sinking fund contributions of $3,936. The capital expenditures were related to construction of a new treatment plant, improvements to existing treatment plants, new water mains and customer service lines and the rehabilitation of existing water mains, hydrants and customer service lines.

During the first nine months of 2000, the proceeds from the issuance of common stock, long-term debt, internally generated funds, available working capital and funds available under the revolving credit agreements were used to fund the cash requirements discussed above and to pay dividends. In January 2000, PSW issued a First Mortgage Bond of $15,000 7.40% Series due 2005 and in April 2000, PSW issued a First Mortgage Bond of $11,000 7.40% Series due 2005 through the medium-term note program. At various times during the first nine months of 2000, PSW and other operating subsidiaries issued notes payable in aggregate of $6,071 at various rates ranging from 1% to 5.4% due at various times in 2019, 2020 and 2030. In June 2000, one of CWC's operating subsidiaries issued $18,360 of tax-

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

exempt bonds due in 2030 at a rate of 6.0%. The proceeds from these issues were used to reduce a portion of the balance of the short-term debt at each of the respective operating subsidiaries. On September 15, 2000, we issued 1,322,500 shares of common stock through a public offering, providing proceeds of approximately $29,689, net of expenses. The proceeds of this offering were used to make an equity contribution to PSW. PSW used the contribution from PSC to reduce the balance of its revolving credit loan. Effective with the December 1, 2000 payment, PSC has increased the quarterly cash dividend on common stock from $.18 per share to $.19375 per share.

At September 30, 2000, we had short-term lines of credit and other credit facilities of $190,000, of which $100,250 was available.

On April 27, 2000, the Pennsylvania Public Utility Commission approved a rate settlement reached between PSC's Pennsylvania utility subsidiaries, and the parties actively litigating the joint rate application filed in October 1999. The settlement was designed to increase annual revenue by $17,000 or 9.4% over the level in effect at the time of the filing. The rates in effect at the time of the filing included $7,347 in Distribution System Improvement Charges ranging from 0.33% to 5%. Consequently, the settlement resulted in a total base rate increase of $24,347 or 13.5% above the rates in effect before the Distribution System Improvement Charge was applied. As a part of the settlement, the Distribution System Improvement Charge was reset to zero and PSC agreed not to file a base rate increase request prior to April 29, 2001, absent extraordinary circumstances. The settlement agreement also provides for the recovery of up to $5,295 (the merger costs allocable to our Pennsylvania operations) of the $10,121 ($8,596 after-tax) in merger costs that were charged off in the first quarter 1999 in connection with the Consumers Water Company ("CWC") merger. In the second quarter of 2000, a portion of the regulatory asset was established to reflect the amount to be recovered before our next Pennsylvania rate filing is expected to become effective and the remainder was not recognized at that time due to the need to assess its recoverability. In September 2000, an evaluation of the recoverability of the merger costs was concluded and consequently an additional regulatory asset was established of $2,982. This resulted in a recovery in the third quarter of 2000 of $740 of restructuring costs and $2,242 of merger transaction costs as reported on the Consolidated Statements of Income and Comprehensive Income.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                              Results of Operations

   Analysis of First Nine Months of 2000 Compared to First Nine Months of 1999

Revenues for the first nine months of 2000 increased $12,051 or 6.2% primarily due to increased water rates, particularly as a result of the April 2000 Pennsylvania rate settlement, and the additional water revenues associated with acquisitions, offset partially by a decrease in water consumption associated with the cool, wet weather experienced in portions of our service territory in 2000. The additional revenues from acquisitions were primarily from the Bensalem water system acquired in December 1999.

Operations and maintenance expenses increased by $2,742 or 3.8% due to additional operating costs associated with acquisitions, offset in part by a reduction in administrative expenses and corporate costs as part of our cost containment initiatives, and lower water production costs. The reduction in water production costs is associated with the lower water consumption resulting from the relatively cool, wet weather experienced in the second and third quarters of 2000. The reduction in general corporate costs was related to the closing of CWC's corporate office in March 1999.

Depreciation expense increased $1,164 or 5.1% reflecting the utility plant placed in service since the third quarter of 1999, including the assets acquired through system acquisitions, offset partially by the effect of a change in depreciation rates.

Amortization increased $186 primarily due to the amortization of the costs associated with, and the other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $236 or 1.4% due to a refund recognized in the first quarter of 1999 of a regulatory assessment associated with a prior year.

The recovery of restructuring costs of $1,136 in the first nine months of 2000 resulted from the April 2000 rate settlement. These costs were included in a $3,787 charge that was recorded in the first quarter of 1999 when CWC's corporate office was closed.

Interest expense increased by $5,159 or 20.7% primarily due to increased borrowings to finance acquisitions, on-going capital projects and, to a lesser extent, increased interest rates on borrowings.

Allowance for funds used during construction increased by $891 primarily due to an increase in the average balance of utility plant construction work in progress resulting from the construction of a $35,000 water treatment plant at one of CWC's Pennsylvania subsidiaries. Construction commenced on this facility in December 1997 and was completed in July 2000.

During the first quarter of 2000, gains on the sale of marketable securities of $1,061 were recorded. There were no marketable securities sold in 1999 or since the first quarter of 2000.

The recovery of merger transaction costs of $2,905 in the first nine months of 2000 resulted from the April 2000 rate settlement. These costs were included in a $6,334 charge that was recorded in the first quarter of 1999 when the CWC merger was completed. The charge represents the fees for investment bankers, attorneys, accountants and other administrative charges.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Our effective income tax rate was 39.7% in the first nine months of 2000 and 44.6% in the first nine months of 1999. The effective tax rate decreased due to the estimated non-deductible portion of the $6,334 of merger transaction costs recorded in the first quarter of 1999. Exclusive of the merger transaction costs and related tax benefits of $200, the 1999 effective income tax rate would have been 39.8%.

Dividends on preferred stock decreased $24 or 23.1% due to the redemption in January 1999 of 14,600 shares of preferred stock. The preferred shares were redeemed at the liquidation value of $100 per share.

Net income available to common stock for the first nine months of 2000 increased by $13,669, in comparison to 1999 primarily as a result of the 1999 after-tax charge of $8,596 for restructuring and transaction costs associated with the merger of CWC, the 2000 net recovery of a portion of these merger costs of $2,236 in connection with the April 2000 Pennsylvania rate settlement and the other factors described above. On a diluted per share basis, earnings increased $.32 reflecting the change in net income.

                              Results of Operations

       Analysis of Third Quarter of 2000 Compared to Third Quarter of 1999

Revenues for the quarter increased $3,809 or 5.5% primarily as a result of the increased water rates granted to the Pennsylvania operating subsidiaries in April 2000 and additional water revenues associated with acquisitions, offset partially by a decrease in water consumption associated with the relatively cool, wet weather experienced in portions of our service territory in the third quarter of 2000. The additional revenues from acquisitions were primarily from the Bensalem water system acquired in December 1999.

Operations and maintenance expenses increased by $392 or 1.6% due to the additional operating costs associated with acquisitions, offset in part by reduced administrative expenses and lower water production expenses. The reduction in the water production costs is associated with the lower water consumption resulting from the relatively cool, wet weather experienced in the third quarter of 2000.

Depreciation expense increased $275 or 3.5% reflecting the utility plant placed in service since the third quarter of 1999, including the assets acquired through system acquisitions, offset in part by the effect of a change in depreciation rates.

Amortization increased $240 primarily due to the amortization of the costs associated with, and the other costs being recovered in, various rate filings.

Taxes other than income taxes decreased by $131 or 2.3% due to a reduction in certain state taxes.

The recovery of restructuring costs of $740 in the third quarter of 2000 resulted from the April 2000 rate settlement. These costs were charged off in the first quarter of 1999 when CWC's corporate office was closed.

Interest expense increased by $1,935 or 23.2% primarily due to increased borrowings to finance acquisitions, on-going capital projects and, to a lesser extent, increased interest rates on borrowings.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Allowance for funds used during construction increased by $29 or 5.7% primarily due to a change in the average balance of utility plant construction work in progress.

The recovery of merger transaction costs of $2,242 in the third quarter of 2000 resulted from the April 2000 rate settlement. These costs were charged off in the first quarter of 1999 when the CWC merger was completed.

Our effective income tax rate was 39.7% in the third quarter of 2000 and 38.6% in the third quarter of 1999. The change is due to a difference between tax deductible expenses and book expenses.

Net income available to common stock for the third quarter of 2000 increased by $2,207, in comparison to 1999 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.04 reflecting the change in net income.


                   Impact of Recent Accounting Pronouncements

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in September 1999 amended this standard by issuing SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In September 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and amendment to SFAS No. 133. SFAS No. 138 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 137 changed the timing of the implementation of SFAS No. 133. We plan to adopt these statements on January 1, 2001 as required. As of September 30, 2000, we had no derivative instruments or hedging activities.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Interpretation provides guidance for certain issues that arose in the application of APB No. 25. We adopted the Interpretation as required on July 1, 2000. The implementation of this new standard had no material effect on our results of operations or financial position.

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

Item 5.     Other Information

            On October 3, 2000, PSC dismissed KPMG LLP as its independent accountant and engaged PricewaterhouseCoopers LLP as its new independent accountant. As described in PSC's Report on Form 8-K filed on October 10, 2000, there were no accounting disagreements and no reportable events during the two most recent fiscal years and through October 3, 2000.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  Exhibit No.                                  Description

                      27                                 Financial Data Schedule

            (b)   Reports on Form 8-K

            Current Report on Form 8-K filed on July 27, 2000, responding to Item 5, Other Events. (Related to the Company's announcement of the Registrant's earnings for the second quarter of 2000 and the Registrant's unaudited consolidated financial statements as of and for the quarter and six months ended June 30, 2000).

            Current Report on Form 8-K filed on September 18, 2000, responding to Item 7, Financial Statements and Exhibits. (Underwriting Agreement dated September 11, 2000 by and between the Registrant and A.G. Edwards & Sons, Inc., PaineWebber Incorporated and Janney Montgomery Scott LLC.)

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.


November 13, 2000

                                        PHILADELPHIA SUBURBAN CORPORATION
                                        ---------------------------------
                                                    Registrant



                                        /s/       Nicholas DeBenedictis
                                        ----------------------------------------
                                                  Nicholas DeBenedictis
                                                 Chairman and President




                                        /s/          David P. Smeltzer
                                        ----------------------------------------
                                                     David P. Smeltzer
                                              Senior Vice President - Finance
                                                and  Chief Financial Officer


\

                                  EXHIBIT INDEX



Exhibit No.               Description                                   Page No.
-----------        -----------------------                              --------
   27              Financial Data Schedule                                 17