Form 10-K
period 2000-12-31
PHILADELPHIA SUBURBAN CORP
filed 2001-03-30
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000                      Commission File
                                                                 number 1-6659
                        PHILADELPHIA SUBURBAN CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                    23-1702594
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania                 19010-3489
------------------------------------------------                ------------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including
area code:                                                     (610)-527-8000
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

Yes _x_          No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001.
         $1,035,364,270

         For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by March 1, 2001, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.

The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2001.
         54,048,355

Documents incorporated by reference

         (1) Portions of registrant's 2000 Annual Report to Shareholders have been incorporated by reference into Parts I and II of this Form 10-K Report.

         (2) Portions of the Proxy Statement, relative to the May 17, 2001 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, have been incorporated by reference into Part III of this Form 10-K Report.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

         Certain statements in this Annual Report on Form 10-K ("10-K"), or incorporated by reference in this 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans," "future," "potential" or the negative of such terms or similar expressions. Forward-looking statements in this 10-K, or incorporated by reference in this 10-K, include, but are not limited to, statements regarding:

         o  projected capital expenditures and related funding requirements;

         o developments and trends in the water and wastewater utility industries;

         o  opportunities for future acquisitions;

         o the development of new services and technologies by us or our competitors;

         o  the availability of qualified personnel;

         o  general economic conditions; and

         o  merger-related costs and synergies.

         Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

         o changes in general economic, business and financial market conditions;

         o changes in government regulations, including environmental regulations;

         o  abnormal weather conditions;

         o  changes in capital requirements;

         o our ability to integrate businesses, technologies or services which we may acquire;

         o  our ability to manage the expansion of our business;

         o the extent to which we are able to develop and market new and improved services;

         o  the effect of the loss of major customers;

         o our ability to retain the services of key personnel and to hire qualified personnel as we expand;

         o  unanticipated capital requirements; and

         o cost overruns relating to improvements or the expansion of our operations.

         Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this 10-K and the documents that we incorporate by reference in this 10-K completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our estimates and assumptions only as of the date of this 10-K. Except for our ongoing obligations to disclose material information under the federal securities laws, we are not obligated to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

                                     PART I


Item 1. Business


The Company

         Philadelphia Suburban Corporation (referred to as "we" or "us") is the holding company for regulated utilities providing water or wastewater services to approximately 2 million people in Pennsylvania, Ohio, Illinois, New Jersey, Maine, and North Carolina. Our two primary subsidiaries are Philadelphia Suburban Water Company, a regulated public utility that provides water or wastewater services to about 1.1 million residents in the suburban areas north and west of the City of Philadelphia, and Consumers Water Company, a holding company for several regulated public utility companies that provide water or wastewater service to about 850,000 residents in various communities in five states. Other subsidiaries provide water and wastewater services in parts of Pennsylvania, North Carolina and Ohio. We are among the largest investor-owned water utilities in the United States based on the number of customers. In addition, we provide water and wastewater service to approximately 35,000 people through operating and maintenance contracts with municipal authorities and other parties close to our operating companies' service territories. Some of our subsidiaries provide wastewater collection, treatment and disposal services (primarily residential) to approximately 30,000 people in Pennsylvania, Illinois, New Jersey and North Carolina.

         Consumers Water Company owns 100% of the voting stock of five water companies, and at least 96% of the voting stock of two water companies, operating in Pennsylvania, Ohio, Illinois, New Jersey and Maine. Consumers Water Company's subsidiaries operate 27 divisions in these five states, providing water service to approximately 850,000 people.

         The following table indicates by geographic area our number of customers served and utility revenues (water and wastewater revenues) for the year ended December 31, 2000:

                                                               Number
                                                 Utility         of
                                                Revenues     Customers
                                                 (000's)       Served
                                              ---------------------------

Suburban Philadelphia                             $ 166,019      334,676
Ohio                                                 32,746       81,966
Illinois                                             24,560       62,971
Pennsylvania*                                        22,039       46,306
New Jersey                                           13,968       35,728
Maine                                                 8,313       17,072
North Carolina                                           --          500
                                              ---------------------------
                                                  $ 267,645      579,219
                                              ===========================

* Other than suburban Philadelphia.

         The following table indicates by customer class our number of customers served and utility revenues for the year ended December 31, 2000:

                                                             Number
                                               Utility         of
                                              Revenues     Customers
Customer class                                 (000's)       Served
--------------                              ---------------------------

Residential                                     $ 170,597      512,442
Commercial                                         47,109       29,317
Industrial                                         14,943        1,446
Other                                              29,582        9,500
Wastewater and operating contracts                  5,414       26,514
                                            ---------------------------
                                                $ 267,645      579,219
                                            ===========================

         Our customer base is primarily residential, representing approximately 64% of our total sales. Substantially all of our water customers are metered, which allows us to measure our customers' water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during the late spring and early summer. In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases water consumption. Also, an increase in the average temperature generally causes an increase in water consumption. See "Water Supplies and Facilities" for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. Our exposure to regional weather conditions is lessened by our geographic diversity as our customers are located in six states. Despite our geographic diversity, during 2000, our service territories in several states, particularly in the suburban Philadelphia territory, experienced cool and wet weather conditions during the summer months, in contrast to the abnormally dry weather experienced in 1999. As a result, water consumption in these portions of our service territory declined during this period, however, in the fourth quarter of 2000, water consumption returned to normal levels.

         The growth in revenues over the past three years is a result of increases in the customer base and in water rates. Excluding customers added through acquisitions and other growth ventures, during the three-year period of 1998 through 2000, our customer base grew at an annual compound rate of 1.2%. Including acquisitions and other growth ventures, our customer base increased at an annual compound rate of 3.8% during this period. The customer growth rate in 2000 was 3.9%. Our business combination with Consumers Water Company on March 10, 1999 has enabled us to grow through acquisitions in the areas where Consumers operates, and to enter a new operating state, North Carolina, in 2000.

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

o the need for capital investment.

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

         During the past five years, exclusive of the Consumers Water Company merger we have completed 66 acquisitions or other growth ventures adding approximately 56,000 customers to our customer base. The largest of these transactions was the acquisition of the water utility assets of Bensalem Township in December 1999, which has added 14,945 customers. We are actively exploring other opportunities to expand our utility operations through acquisitions or otherwise.

Water Supplies and Water Facilities

         Our water utility operations obtain their water supplies from surface water sources such as reservoirs, lakes, ponds, rivers and streams, in addition to obtaining water from wells and purchasing water from other water suppliers. Less than 5% of our water sales are purchased from other suppliers. We believe that we have all of the necessary permits to obtain the water we distribute. Our supplies are sufficient for anticipated daily demand and normal peak demand under normal weather conditions. Our supplies by service area are as follows:

o Suburban Philadelphia - The principal supply of water is surface water from the Schuylkill River, Delaware River, eight rural streams which are tributaries of the Schuylkill and Delaware Rivers, and the Upper Merion Reservoir, a former quarry now impounding groundwater. Wells and interconnections with adjacent municipal authorities supplement these surface supplies.
o Ohio - Water supply is obtained for customers in Lake County from Lake Erie. Customers in Mahoning County obtain their water from man-made lakes and the Ashtabula division is supplied by purchased water. Water supply is obtained for customers in Stark and Summit Counties from wells.
o Illinois - Water supply is obtained for customers in Kankakee County from the Kankakee River and satellite wells, while customers in Vermilion County are supplied from Lake Vermilion. In Will, Lee, Boone and Knox counties, our customers are served from deep well systems.
o New Jersey - Water supply in our three non-contiguous divisions is obtained from wells.

o Pennsylvania (other than suburban Philadelphia) - The Roaring Creek Division draws its water from a man-made lake within a 12,000 acre watershed and two wells also located in the watershed. The Susquehanna Division obtains its water supply from wells. The Shenango Division draws its water from the Shenango River. The Waymart divisions' water supply is principally from wells.
o Maine - Eleven non-contiguous water systems obtain their water supply as follows: five systems use groundwater, five systems use surface water and one system purchases water from a neighboring municipal district.
o North Carolina - Water supply in 105 non-contiguous divisions is obtained from wells and 2 divisions purchase water from neighboring municipalities (effective with the Hydraulics, Inc. acquisition in January 2001).

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

         As was the case in Pennsylvania and New Jersey in the summer of 1999, abnormally dry weather can sometimes result in the governmental authorities declaring drought warnings and water use restrictions in the affected areas. If these types of actions are taken, water consumption and water revenues may be reduced. While parts of Pennsylvania, particularly those dependent on ground water, experienced water shortages during the 1999 drought, our water supplies remained adequate. When the drought restrictions were lifted, water use returned to normal levels.

         On occasion, there have been other water use restrictions during the past three years, however, because these limitations were issued at times other than the summer months, when nonessential and recreational use of water has traditionally declined, the restrictions did not have a significant impact on operating revenues and we had sufficient quantities of raw water and maintained adequate storage levels of treated water.


Economic Regulation

         Our water and wastewater utility operations are subject to regulation by their respective state regulatory commissions, which have broad administrative power and authority to regulate rates and charges, determine franchise areas and conditions of service and authorize the issuance of securities. The regulatory commissions also establish uniform systems of accounts and approve the terms of contracts with affiliates and customers, business combinations with other utility systems, loans and the purchases or sales of property. The profitability of our utility operations is influenced to a great extent by the timeliness and adequacy of rate allowances in the various states in which we operate. Accordingly, we maintain a rate case management capability to provide that the tariffs of our utility operations reflect, to the extent practicable, current costs of operations, capital, taxes, energy, materials and compliance with environmental regulations. Rates for some divisions of our Ohio water utility can be fixed by negotiated agreements with the municipalities that are served by those divisions in lieu of regulatory approval from the Public Utility Commission of Ohio. Currently, two of the five regulated divisions in Ohio are operating under such rate ordinances.

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

         We are currently working to establish DSIC mechanisms in the other states in which we operate. In May 1999, the Illinois legislature passed a bill to establish a DSIC mechanism in Illinois. The Illinois Commerce Commission is drafting regulations interpreting the legislation for use by Illinois water and wastewater utilities beginning in 2001.

         In general, we believe that Philadelphia Suburban Corporation and its subsidiaries have valid rights, free from unduly burdensome restrictions, to enable us to carry on our business as presently conducted in the territories we now serve. The rights to provide water or wastewater service to a particular franchised service territory are generally non-exclusive, although the applicable regulatory commissions usually allow only one utility to provide service to a given area. In some instances, another water utility provides service to a separate area within the same political subdivision served by one of our subsidiaries. In the states where our subsidiaries operate, it is possible that portions of our subsidiaries' operations could be acquired by municipal governments by one or more of the following methods:

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

         There are two matters in Ohio that involve the attempted acquisition or condemnation of certain assets of our Ohio water utility.

         In Ashtabula County, Consumers Ohio Water Company provides water service to several municipalities and to areas of the county that are located outside of these municipalities. Ashtabula County has proposed, under a 1959 agreement with Consumers Ohio Water Company, to purchase certain assets of Consumers Ohio Water Company that are located outside of these municipalities. This proposal resulted in litigation over the question of whether Ashtabula County's right to purchase includes all of the assets located outside of these municipalities or only those assets that are not essential for providing service to these municipalities. The court denied the County's request to acquire all assets outside of these municipalities; yet, the assets which may be purchased have not yet been defined. It is not certain that the County will proceed with an acquisition if all the assets cannot be purchased. If the County does proceed to acquire all or some of these assets, we believe that Consumers Ohio Water Company will be entitled to fair value for these assets, which, in any event, will exceed the book value for these assets.

         The City of Geneva in Ashtabula County, Ohio, has passed an ordinance seeking to condemn the assets of Consumers Ohio Water Company that are located in Geneva. The issue was submitted to a referendum in November 2000, whereby voters by a margin of 16 votes affirmed the ordinance. If the City completes the process to condemn these assets, we believe that Consumers Ohio Water Company will be entitled to fair value for these assets, which, in any event, will exceed the book value for these assets. The total number of customers included in the Ashtabula and Geneva systems discussed above represent approximately 1% of our total customer base.

Environmental Regulation

         The provision of water and wastewater services is governed primarily by the federal Safe Drinking Water Act, the Clean Water Act and related state laws, and state and federal regulations issued under these laws by the Environmental Protection Agency and state environmental regulatory agencies. These laws and regulations establish criteria and standards for drinking water and for discharges into the waters of the United States. The states have the right to establish criteria and standards that are stricter than those established by the Environmental Protection Agency. In addition, we are subject to federal and state laws and other regulations relating to residual waste disposal, dam safety and other operations of our subsidiaries.

         In addition to the capital expenditures and costs currently anticipated, changes in environmental regulations, enforcement policies and practices or related matters may result in additional capital expenditures and costs. Capital expenditures and costs required as a result of water quality standards and environmental requirements have been recognized by state public utility commissions as appropriate for inclusion in establishing rates.

Safe Drinking Water Act - The Safe Drinking Water Act establishes criteria and procedures for the Environmental Protection Agency to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act set standards on the amount of certain microbial and chemical contaminants and radionuclides allowable in drinking water. The 1996 Amendments to the Safe Drinking Water Act require the Environmental Protection Agency to analyze both the benefits and the costs of compliance when considering new or stricter water quality criteria and standards. Current requirements under the Safe Drinking Water Act are not expected to have a material impact on our operations or financial condition. We may, in the future, be required to change our method of treating drinking water at certain sources of supply if additional regulations become effective. The 1996 amendments to the Safe Drinking Water Act also prescribe testing for certain additional substances and propose establishing future rules that may change standards for water treatment. The cost of maintaining compliance with new rulemakings is expected to be fully recoverable in water rates and is not expected to have a material impact on our results from operations or financial condition.

         The Safe Drinking Water Act of 1974 established a standard for nitrate, a regulated inorganic chemical used extensively in crop fertilization. In 1999 and 2000, elevated levels of nitrate were observed in the Vermillion River, a water supply source for Consumers Illinois Water Company. Construction of a nitrate-removal facility began in 1999 and was completed in December 2000. The new facility is now effectively reducing nitrate levels and cost approximately $5.7 million, which is being recovered in water rates beginning in February 2001.

         The EPA is expected to issue a final rule for radon in 2001 establishing limits for radon in water that would become effective in 4 to 5.5 years. We anticipate this rule will establish a radon level that would require treatment at a small number of wells. The capital costs to comply with the anticipated level are expected to total less than $1 million. If the states in which we operate elect not to implement general radon reduction programs (Multi-Media Mitigation), then a lower limit for radon may apply and a larger number of wells would be affected. It is expected that states will adopt Multi-Media Mitigation programs and if not future costs associated with radon treatment under either scenario will be fully recoverable in water rates.

         The Safe Drinking Water Act provides for the regulation of radionuclides other than radon, such as radium and uranium. In December 2000, the EPA issued a final rule regulating certain radionuclides other than radon. The rule will become effective in December 2003 and no significant impact on our operations or financial condition is anticipated from the new rulemaking. As a result of revised testing procedures under the new regulation, additional treatment or alternate sources of water supply may be required for a small number of groundwater sources in one of our divisions. We believe the costs for additional treatment or alternate sources of water supply will be fully recoverable in water rates.

         In order to eliminate or inactivate microbial organisms, the Surface Water Treatment Rule and the Interim Enhanced Surface Water Treatment Rule were issued by the EPA to improve disinfection or filtration. The EPA developed the Disinfectants-Disinfection By-products Rule to reduce consumers' exposure to disinfectants and by-products of the disinfection process. In December 1998, the EPA issued new rules on disinfection and on surface water treatment. Our large surface water systems are in compliance with these rulemakings, including the additional provisions that will become effective in January 2002. Groundwater and smaller surface water systems have until December 2003 to comply with these rules. In July 2000, construction was completed on a $35 million water treatment plant at one of Consumer's Pennsylvania operating companies. This new plant replaced an aged, lower-capacity facility and allows us to maintain compliance with the Surface Water Treatment Rule, continue to maintain compliance with anticipated future regulations and is being fully recovered in rates. We are currently developing a new groundwater source for a small surface water system in Maine, and in the future may be required to install filtration for a surface water supply in Maine. A number of small groundwater systems in New Jersey and Pennsylvania may be reclassified as being influenced by surface water. This may require additional treatment or the development of replacement sources of supply over time and that could cost approximately $5 million. It is expected that these capital expenditures would be fully recoverable in water rates and would represent an insignificant portion of our typical annual capital expenditures.

         In April 2000, the gasoline additive Methyl tert-Butyl Ether ("MTBE") was discovered in a Consumers New Jersey production well at levels exceeding the New Jersey drinking water standard. The well was immediately taken out of service and alternate water supplies were obtained through existing well supplies. The New Jersey Department of Environmental Protection identified the source as a nearby gasoline station. The company responsible for the contamination has reimbursed us for expenses incurred to-date and we expect will continue to reimburse us for future costs associated with developing a long-term replacement supply.

         In January 2001, the EPA issued a final rule for arsenic that reduces the limit to a more stringent level effective by 2006 with a provision for further time extensions for small systems. Currently, two small systems slightly exceed the new arsenic levels and will require additional treatment. The cost of maintaining compliance with new rulemakings is expected to be fully recoverable in water rates and is not expected to have a material impact on our results from operations or financial condition.

         Additional rules dealing with water treatment and disinfection are anticipated during 2001, and are not expected to have a material impact on our results of operations or financial condition.

Clean Water Act - The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams, and groundwater. We currently maintain all required permits and approvals for the discharge of water and wastewater. Wastewater residuals and solids are disposed of in approved landfills, transferred to larger wastewater treatment facilities or applied to farmland. Additional capital expenditures and operating costs in connection with the management and disposal of discharges from our water and wastewater facilities may be required in the future, particularly if changes are made in the requirements of the applicable Federal or state laws. We believe that these capital expenditures would be fully recoverable in our rates.

Residual and Solid Waste Disposal - The handling and disposal of residuals and solids from water treatment facilities are governed by state and federal laws and regulations. Water treatment residuals and solids are a combination of the chemicals used in the treatment process and the silt and other materials removed from the raw water. Most of our water treatment residuals and solids are disposed of in company-owned, dedicated landfills, or by land application by a licensed contractor. A small portion of our water treatment residuals and solids are disposed of in state-approved landfills owned by others or in a liquid form into municipal sewer systems. We currently maintain all required permits for our water treatment facilities and our dedicated landfills. Additional capital expenditures and operating costs in connection with the management and disposal of residuals and solids from our water facilities may be required in the future, particularly if changes are made in the requirements of the applicable Federal or state laws. We believe that these capital expenditures would be fully recoverable in our rates.

Dam Safety - Our subsidiaries own seventeen major dams that are subject to the requirements of the Federal and state regulations related to dam safety. All major dams undergo an annual engineering inspection. We believe that all seventeen dams are structurally sound and well-maintained.

         In Pennsylvania, the Department of Environmental Protection has recently adopted the use of a new formula for determining the magnitude of the Probable Maximum Flood. We have initiated studies to determine what improvements may be needed to our dams as a result of this new calculation. We believe that these capital expenditures that could be required by the new formulas would be fully recoverable in our rates.

Employee Relations

       As of December 31, 2000, we employed a total of 943 full-time persons. Our subsidiaries are parties to agreements with labor unions covering 482 employees. We consider our employee relations to be good.

Item 2.  Properties.

         Our properties consist of transmission and distribution mains and conduits, water treatment plants, pumping facilities, wells, tanks, meters, supply lines, dams, reservoirs, buildings, vehicles, land, easements, rights and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage and distribution of water. Substantially all of our properties are owned by our subsidiaries and are subject to liens of mortgage or indentures. These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries. For certain properties that we acquired through the exercise of the power of eminent domain and certain other properties we purchased, we hold title for water supply purposes only. We own, operate and maintain approximately 7,400 miles of transmission and distribution mains, 20 water treatment plants and 13 wastewater treatment plants. Some properties are leased under long-term leases. The following table indicates our net utility plant as of December 31, 2000 by service area:

                                                   Net Property,
                                                     Plant and
                                                     Equipment
                                                      (000's)
                                                   -------------

Suburban Philadelphia                                 $ 758,499
Ohio                                                    142,509
Pennsylvania*                                           126,238
Illinois                                                119,836
New Jersey                                               72,336
Maine                                                    32,928
North Carolina                                            1,500
Inter-company eliminations and other                     (2,419)
                                                   ------------
                                                     $1,251,427
                                                   ============

*Other than suburban Philadelphia.

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

Item 3.  Legal Proceedings

         There are various legal proceedings in which we are involved. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our properties is the subject that are expected to have a material effect on our financial position, results of operations and cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

Executive Officers of the Registrant

         Information with respect to our executive officers is contained in Item 10 hereof and is hereby incorporated by reference herein.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         Our common stock is traded on the New York Stock Exchange and the Philadelphia Stock Exchange. As of March 1, 2001, there were approximately 21,000 holders of record of our common stock.

         The following selected quarterly financial data is in thousands of dollars, except for per share amounts:

                                                                                                          Total
                                                     First        Second        Third        Fourth        Year
                                                  ------------------------------------------------------------------
2000
--------------------------------------------------------------------------------------------------------------------
Operating revenues                                     $64,510      $68,494       $73,336      $69,198     $275,538
Operations and maintenance expense                      24,928       24,350        25,037       27,426      101,741
Net income available to common
  stock                                                 10,246       13,565        16,539       12,434       52,784
Basic net income per common share                         0.20         0.26          0.33         0.23         1.02
Diluted net income per common share                       0.20         0.26          0.32         0.23         1.01
Dividend paid per common share                           0.144        0.144         0.144        0.155        0.587
Dividend declared per common share                       0.144        0.144         0.299            -        0.587
Price range of common stock
  - high                                                 17.60        19.95         19.45        24.94        24.94
  - low                                                  13.20        14.50         16.00        16.95        13.20
1999
--------------------------------------------------------------------------------------------------------------------
Operating revenues                                     $58,597      $66,165       $69,527      $63,037     $257,326
Operations and maintenance expense                      22,725       24,203        24,645       27,185       98,758
Net income available to common
  stock                                                    316       12,033        14,332        9,594       36,275
Basic net income per common share                         0.01         0.23          0.28         0.19         0.71
Diluted net income per common share                       0.01         0.23          0.28         0.18         0.70
Dividends declared and paid
  per common share                                       0.136        0.136         0.144        0.144        0.560
Price range of common stock
  - high                                                 23.80        20.60         20.25        19.35        23.80
  - low                                                  15.80        17.05         16.90        16.15        15.80

         All per share data as presented has been adjusted for the 2000 5-for-4 common stock split effected in the form of a stock distribution (described below). High and low prices of our common stock are as reported on the New York Stock Exchange Composite Tape. Dividends paid and declared per common share represents Philadelphia Suburban Corporation's historical dividends. The cash dividend per common share paid in December 2000 of $0.155 was declared in August 2000.

         Net income available to common stock and net income per common share for 2000 includes the partial recovery of the merger costs related to the Consumers Water Company merger as follows: $972,000 ($1,059,000 pre-tax) or $0.02 per share in the second quarter and $1,264,000 ($2,982,000 pre-tax) or $0.02 per share in the third quarter.

         Net income available to common stock and net income per common share for the first quarter of 1999 includes net charges of $6,134,000 ($6,334,000 pre-tax), or $0.12 per share, for the Consumers Water Company merger transaction costs and a charge for related restructuring costs of $2,462,000 ($3,787,000 pre-tax), or $0.05 per share.

         We have paid common dividends consecutively for 56 years. Effective December 1, 2000, our Board of Directors authorized an increase of 7.64% in the dividend rate over the amount Philadelphia Suburban Corporation has historically paid. As a result of this authorization, beginning with the dividend payment in December, the annual dividend rate increased to $0.62 per share. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to our earnings and financial condition, regulatory requirements and such other factors as our Board of Directors may deem relevant. During the past five years, after restatement for the Consumers Water Company pooling, our common dividends paid have averaged 70.9% of income from continuing operations.

         On August 1, 2000, our Board of Directors declared a 5-for-4 common stock split effected in the form of a 25% stock distribution for all common shares outstanding, to shareholders of record on November 15, 2000. The new shares were distributed on December 1, 2000. PSC's par value of $0.50 per share remained unchanged and $5,319,000 was transferred from Capital in Excess of Par Value to Common Stock to record the split. All share and per share data for all periods presented have been restated to give effect to the stock split.

Item 6.  Selected Financial Data

         The information appearing in the section captioned "Summary of Selected Financial Data" from the portions of our 2000 Annual Report to Shareholders filed as Exhibit 13.8 to this Form 10-K Report is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information appearing in the section captioned "Management's Discussion and Analysis" from the portions of our 2000 Annual Report to Shareholders filed as Exhibit 13.8 to this Form 10-K Report is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed-rate, long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. The information appearing in the Long-term Debt and Loans Payable footnote and the Fair Value of Financial Instruments footnote of the section captioned "Notes to Consolidated Financial Statements" from our 2000 Annual Report to Shareholders filed as Exhibit 13.8 to this Form 10-K Report is incorporated by reference herein. From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the "available-for-sale" marketable equity securities. As of December 31, 2000, our carrying value of marketable equity securities was $8,283,492.

Item 8.  Financial Statements and Supplementary Data

         Information appearing under the captions "Consolidated Statements of Income and Comprehensive Income", "Consolidated Balance Sheets", "Consolidated Cash Flow Statements" "Consolidated Statements of Capitalization" and "Notes to Consolidated Financial Statements" from the portions of our 2000 Annual Report to Shareholders filed as Exhibit 13.8 to this Form 10-K Report is incorporated by reference herein. Also, the information appearing in the section captioned "Reports on Financial Statements" from the portions of our 2000 Annual Report to Shareholders filed as Exhibit 13.8 to this Form 10-K Report is incorporated by reference herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On October 3, 2000 Philadelphia Suburban Corporation dismissed KPMG LLP as its independent accountants. The audit report of KPMG LLP on the consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income and comprehensive income, and cash flow for each of the years in the two-year period ended December 31, 1999, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. Our Board of Directors approved the recommendation of its Audit Committee to change independent accountants. In connection with its audits as of December 31, 1999 and for each of the years in the two-year period ended December 31, 1999 and through October 3, 2000, there have been no disagreements with KPMG LLP on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have resulted in a reportable event as defined in Regulation S-K Item 304 (a) (1) (v).

         We engaged PricewaterhouseCoopers LLP as our new independent accountants as of October 3, 2000. During the two most recent fiscal years and through October 3, 2000, we have not consulted with PricewaterhouseCoopers LLP regarding:

o the application of accounting principles to a specified transaction, either completed or proposed;

o the type of audit opinion that might be rendered on our financial statements, and in no case was a written report provided to us nor was oral advice provided that Philadelphia Suburban Corporation concluded was an important factor in reaching a decision as to an accounting, auditing or financial reporting issue; or

o any matter that was either the subject of a disagreement, as that term defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to
  Item 304 (a) (1) (iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.

         There have been no disagreements on accounting and financial disclosure.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

         The information appearing in the section captioned "Information Regarding Nominees and Directors" of the Proxy Statement relating to our May 17, 2001, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Executive Officers of the Registrant

         The following table and the notes thereto set forth information with respect to the executive officers of the Registrant, including their names, ages, positions with the Registrant and business experience during the last five years:

                                          Position with the Registrant
Name                          Age         and date of election (1)
----                          ---         --------------------------

Nicholas DeBenedictis          55         President and Chairman (May 1993 to
                                          present); President and Chief
                                          Executive Officer (July 1992 to May
                                          1993); Chairman and Chief Executive
                                          Officer, Philadelphia Suburban Water
                                          Company (July 1992 to present);
                                          President, Philadelphia Suburban Water
                                          Company (February 1995 to January
                                          1999) (2)

Morrison Coulter               64         President, Philadelphia Suburban Water
                                          Company (January 1999 to present);
                                          Senior Vice President - Production,
                                          Philadelphia Suburban Water Company
                                          (February 1996 to January 1999); Vice
                                          President - Production, Philadelphia
                                          Suburban Water Company (April 1989 to
                                          February 1996) (3)

Richard R. Riegler             54         Senior Vice President - Engineering
                                          and Environmental Affairs (January
                                          1999 to present); Senior Vice
                                          President - Operations, Philadelphia
                                          Suburban Water Company (April 1989 to
                                          January 1999) (4)

Roy H. Stahl                   48         Executive Vice President and General
                                          Counsel (May 2000 to present); Senior
                                          Vice President and General Counsel
                                          (April 1991 to May 2000) (5)

David P. Smeltzer              42         Senior Vice President - Finance and
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

(6) Mr. Smeltzer was Vice President - Controller of Philadelphia Suburban Water Company from March, 1986 to March 1991.

Item 11.  Executive Compensation

         The information appearing in the sections captioned "Executive Compensation" of the Proxy Statement relating to our May 17, 2001, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information appearing in the sections captioned "Ownership of Common Stock" of the Proxy Statement relating to our May 17, 2001, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

         The information appearing in the sections captioned "Certain Relationships and Related Transactions" of the Proxy Statement relating to our May 17, 2001, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


Financial Statements. The following is a list of our consolidated financial statements and its subsidiaries and supplementary data incorporated by reference in Item 8 hereof:

         Management's Report

         Independent Accountants' Report of PricewaterhouseCoopers LLP - 2000

         Consolidated Balance Sheets - December 31, 2000 and 1999

         Consolidated Statements of Income and Comprehensive Income - 2000, 1999 and 1998

         Consolidated Cash Flow Statements - 2000, 1999, and 1998

         Consolidated Statements of Capitalization - December 31, 2000 and 1999

         Notes to Consolidated Financial Statements


Financial Statement Schedules. The financial statement schedules, or supplemental schedules, filed as part of this annual report on Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         Pursuant to Rule 14a-3 Note 1, filed herein is the independent auditors' report of KPMG LLP as of December 31, 1999 and for each of the years in the two-year period ended December 31, 1999.


                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Philadelphia Suburban Corporation:

We have audited the accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation and subsidiaries as of December 31, 1999 and the related consolidated statements of income and comprehensive income, and cash flow for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Philadelphia Suburban Corporation and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ KPMG LLP


Philadelphia, Pennsylvania
January 31, 2000



Reports on Form 8-K.

Current Report on Form 8-K filed on October 10, 2000, responding to Item 4, Changes in Registrant's Certifying Accountant and Item 7, Financial Statements and Exhibits. (On October 3, 2000, Philadelphia Suburban Corporation dismissed KPMG LLP as its independent accountants and engaged PricewaterhouseCoopers LLP as its new independent accountants).


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

                                  EXHIBIT INDEX

Exhibit No.                                                                                               Page No.
----------                                                                                                --------
    3.1       Amended and Restated Articles of Incorporation, as                                             -
                  amended (1) (Exhibit 3.1)

    3.2       By-Laws, as amended (14) (Exhibit 3.2)                                                         -

    3.3       Amendment to Amended and Restated Articles of                                                  -
                  Incorporation, as amended, to increase the number
                  of authorized shares to 41,770,819 and to
                  provide that 40,000,000 of such shares be
                  shares of Common Stock (14) (Exhibit 3.3)

    3.4       Amendment to Amended and Restated Articles of                                                  -
                  Incorporation, as amended, designating the
                  Series B Preferred Stock (14) (Exhibit 3.4)

    3.5       Amendment to Section 3.03 and addition of Section 3.17                                         -
                  to Bylaws (16) (Exhibits 1 and 2)

    3.6       Amendment to Amended and Restated Articles of                                                  -
                  Incorporation, designating the terms of the Series A
                  Junior Participating Preferred Shares (18) (Exhibit 3.6)

    3.7       Amendment to Amended and Restated Articles of Incorporation,                                   -
                  to increase the number of authorized shares to 101,770,819 and to provide that 100,000,000 of such shares be shares of
                  Common Stock (20) (Annex E)

    3.8       Amendment to Section 3.03 of the Bylaws (23) (Exhibit 3.8)                                     -

    3.9       Amendment to Section 5.05(a) to the Amended and restated Articles                              -
                  of Incorporation (24) (Annex A)

    3.10      Amendments to Sections 2.01(a), 2.02 and 3.08(b) of the Bylaws                                26

    4.1       Indenture of Mortgage dated as of January 1, 1941                                              -
                  between Philadelphia Suburban Water Company and The
                  Pennsylvania Company for Insurance on Lives and Granting
                  Annuities(now First Pennsylvania Bank, N.A.), as Trustee, with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983  (2) (Exhibits 4.1 through 4.16)

    4.2       Agreement to furnish copies of other long-term debt                                            -
                  instruments (1) (Exhibit 4.7)

    4.3       Twenty-first Supplemental Indenture dated as of August 1,                                      -
                  1985 (3) (Exhibit 4.2)

    4.4       Twenty-second Supplemental Indenture dated as of April 1,                                      -
                  1986  (4) (Exhibit 4.3)

    4.5       Twenty-third Supplemental Indenture dated as of April 1,                                       -
                  1987  (5) (Exhibit 4.4)

    4.6       Twenty-fourth Supplemental Indenture dated as of June 1,                                       -
                  1988  (6) (Exhibit 4.5)

    4.7       Twenty-fifth Supplemental Indenture dated as of                                                -
                  January 1, 1990 (7) (Exhibit 4.6)

    4.8       Twenty-sixth Supplemental Indenture dated as of November                                       -
                  1, 1991  (8) (Exhibit 4.12)


Exhibit No.                                                                                               Page No.
----------                                                                                                --------
    4.9       Twenty-seventh Supplemental Indenture dated as of June 1,                                      -
                  1992 (1) (Exhibit 4.14)

    4.10      Twenty-eighth Supplemental Indenture dated as of April 1,                                      -
                  1993 (9) (Exhibit 4.15)

    4.11      Twenty-ninth Supplemental Indenture dated as of March 30,                                      -
                  1995 (11) (Exhibit 4.17)

    4.12      Thirtieth Supplemental Indenture dated as of August 15,                                        -
                  1995 (12) (Exhibit 4.18)

    4.13      Thirty-first Supplemental Indenture dated as of July 1,                                        -
                  1997 (15) (Exhibit 4.22)

    4.14      Rights Agreement, dated as of March 1, 1998 between Philadelphia                               -
                  Suburban Corporation and ChaseMellon Shareholder Services,
                  L.L.C., as Rights Agent (17) (Exhibit 1)

    4.15      Rights Agreement, dated as of March 1, 1998 between Philadelphia                               -
                  Suburban Corporation and BankBoston, N.A., as Rights Agent (21)
                  (Exhibit 4.25)

    4.16      Thirty-second Supplement Indenture, dated as of October 1, 1999 (22)                           -
                  (Exhibit 4.26)

    4.17      Thirty-third Supplemental Indenture, dated as of November 15, 1999.                            -
                  (23) (Exhibit 4.27)

    4.18      Revolving Credit Agreement between Philadelphia Suburban Water                                 -
                  Company and PNC Bank National Association, First Union National
                  Bank, N.A., Mellon Bank, N.A. dated as of December 22, 1999.
                  (23) (Exhibit 4.27)

    4.19      First Amendment to Revolving Credit Agreement dated as of November 28,                        28
                  2000, between Philadelphia Suburban Water Company and PNC Bank,
                  National Association, First Union National Bank, N.A., Mellon Bank,
                  N.A. dated as of December 22, 1999.

   10.1       1982 Stock Option Plan, as amended and restated effective                                      -
                  May 21, 1992* (1) (Exhibit 10.1)

   10.2       1988 Stock Option Plan, as amended and restated effective                                      -
                  May 21, 1992* (1) (Exhibit 10.2)

   10.3       Excess Benefit Plan for Salaried Employees, effective                                          -
                  December 1, 1989*  (7) (Exhibit 10.4)

   10.4       Supplemental Executive Retirement Plan, effective                                              -
                  December 1, 1989*  (7) (Exhibit 10.5)

   10.5       Supplemental Executive Retirement Plan, effective March                                        -
                  15, 1992* (1) (Exhibit 10.6)

   10.6       Employment letter agreement with Mr. Nicholas                                                  -
                  DeBenedictis* (1) (Exhibit 10.8)

   10.7       1994 Equity Compensation Plan, as amended by Amendment                                         -
                  1994-1* (13) (Exhibit 10.10)

   10.8       Placement Agency Agreement between Philadelphia                                                -
                  Suburban Water Company and PaineWebber Incorporated
                  dated as of March 30, 1995 (11) (Exhibit 10.12)

Exhibit No.                                                                                               Page No.
----------                                                                                                --------
   10.9       Bond Purchase Agreement among the Delaware County                                              -
                  Industrial Development Authority, Philadelphia
                  Suburban Water Company and Legg Mason Wood Walker,
                  Incorporated dated August 24, 1995 (12) (Exhibit 10.13)

   10.10      Construction and Financing Agreement between the                                               -
                  Delaware County Industrial Development Authority and
                  Philadelphia Suburban Water Company dated as of August
                  15, 1995 (12) (Exhibit 10.14)

   10.11      Amendment 1994-2  to 1994 Equity Compensation                                                  -
                  Plan, as amended* (14) (Exhibit 10.16)

   10.12      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and Nicholas
                  DeBenedictis, dated as of January 1, 1997* (14) (Exhibit 10.18)

   10.13      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and Roy H.
                  Stahl, dated as of January 1, 1997* (14) (Exhibit 10.19)

   10.14      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and Richard R.
                  Riegler, dated as of January 1, 1997* (14) (Exhibit 10.21)

   10.15      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and Morrison
                  Coulter, dated as of January 1, 1997* (14) (Exhibit 10.22)

   10.16      Philadelphia Suburban Corporation Amended and                                                  -
                  Restated Executive Deferral Plan* (14) (Exhibit 10.23)

   10.17      Philadelphia Suburban Corporation Deferred                                                     -
                  Compensation Plan Master Trust Agreement
                  with PNC Bank, National Association, dated
                  as of December 31, 1996* (14) (Exhibit 10.24)

   10.18      First Amendment to Supplemental Executive Retirement                                           -
                  Plan* (14) (Exhibit 10.25)

   10.19      Placement Agency Agreement between Philadelphia                                                -
                  Suburban Water Company and A.G. Edwards and Sons,
                  Inc., Janney Montgomery Scott Inc., HSBC Securities,
                  Inc., and PaineWebber Incorporated (15) (Exhibit 10.26)

   10.20      Philadelphia Suburban Corporation Director Deferral Plan* (21)                                 -
                  (Exhibit 10.28)

   10.21      Amendment No. 1 dated as of February 1, 1999 to Agreement                                      -
                  among Philadelphia Suburban Corporation, Philadelphia
                  Suburban Water Company and Nicholas DeBenedictis,
                  dated as of January 1, 1997* (21) (Exhibit 10.29)

   10.22      Amendment No. 1 dated as of February 1, 1999 to Agreement                                      -
                  among Philadelphia Suburban Corporation, Philadelphia
                  Suburban Water Company and Roy H. Stahl, dated as of
                  January 1, 1997* (21) (Exhibit 10.30)

   10.23      Amendment No. 1 dated as of February 1, 1999 to Agreement                                      -
                  among Philadelphia Suburban Corporation, Philadelphia
                  Suburban Water Company and Richard R. Riegler, dated
                  as of January 1, 1997* (21) (Exhibit 10.32)

Exhibit No.                                                                                               Page No.
----------                                                                                                --------
   10.24      Amendment No. 1 dated as of February 1, 1999 to Agreement                                      -
                  among Philadelphia Suburban Corporation, Philadelphia
                  Suburban Water Company and Morrison Coulter, dated
                  as of January 1, 1997* (21) (Exhibit 10.33)

   10.25      1999 Annual Cash Incentive Compensation Plan* (21)                                             -
                  (Exhibit 10.34)

   10.26      The Philadelphia Suburban Corporation 1994 Equity                                              -
                  Compensation Plan (as Amended and Restated
                  Effective March 3, 1998)* (19) (Exhibit A)

   10.27      Amendment 1998-1 to The Philadelphia Suburban                                                  -
                  Corporation 1994 Equity Compensation Plan*
                  (20) (Annex F)

   10.28      Bond Purchase Agreement among the Delaware County                                              -
                  Industrial Development Authority, Philadelphia
                  Suburban Water Company and Commerce Capital
                  Markets dated September 29, 1999 (22) (Exhibit 10.37)

   10.29      Construction and Financing Agreement between the Delaware                                      -
                  County Industrial Development Authority and Philadelphia
                  Suburban Water Company dated as of October 1, 1999
                  (22) (Exhibit 10.38)

   10.30      2000 Annual Cash Incentive Compensation Plan * (23) (Exhibit 10.39)                            -

   10.31      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and
                  David P. Smeltzer dated December 1,1999. (23) (Exhibit 10.40)

   10.32      Placement Agency Agreement between Philadelphia Suburban                                       -
                  Water Company and Merrill Lynch & Co., PaineWebber
                  Incorporated, A.G. Edwards & Sons, Inc., First Union
                  Securities, Inc., PNC Capital Markets, Inc. and Janney
                  Montgomery Scott, Inc., dated as of November 15, 1999
                  (23) (Exhibit 10.41)

   10.33      Amendment 2000-1 to 1994 Equity Compensation Plan*                                            34

   13.1       Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1993 incorporated
                  by reference in Annual Report on Form 10-K for
                  the year ended December 31, 1993 (9) (Exhibit 13.1)

   13.2       Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1994 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1994 (10) (Exhibit 13.2)

   13.3       Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1995 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1995 (13) (Exhibit 13.3)

   13.4       Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1996 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1996 (14) (Exhibit 13.4)

   13.5       Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1997 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1997 (18) (Exhibit 13.5)

Exhibit No.                                                                                               Page No.
----------                                                                                                --------
   13.6       Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1998 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1998 (21) (Exhibit 13.6)


   13.7       Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1999 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1999 (23) (Exhibit 13.7)

   13.8       Selected portions of Annual Report to Shareholders                                            35
                  for the year ended December 31, 2000 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 2000

   21.        Subsidiaries of Philadelphia Suburban Corporation                                             76

   23.1       Consent of Independent Accountants - PricewaterhouseCoopers LLP                               77

   23.2       Consent of Independent Accountants - KPMG LLP                                                 78

   24.        Power of Attorney (set forth as a part of this report)                                        24


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

(3) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1985.

(4) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1986.

(5) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1987.

(6) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1988.

(7) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1989.

(8) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1991.

(9) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.

(10) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1994.

(11) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(12) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(13) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1995.

(14) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996.

(15) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(16)  Filed as an Exhibit to Form 8-K filed August 7, 1997.

(17) Filed as Exhibit 1 to the Registration Statement on Form 8-A filed on March 17, 1998.

(18) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1997.

(19)  Filed as Exhibit A to definitive Proxy Statement dated April 7, 1998.

(20) Filed as an Annex to Registration Statement on Form S-4 filed on September 11, 1998.

(21) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998.

(22) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(23) Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

(24)  Filed as Annex A to definitive Proxy Statement dated April 10, 2000.


* Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PHILADELPHIA SUBURBAN CORPORATION





                                               By /s/ Nicholas DeBenedictis
                                                  ------------------------------
                                                      Nicholas DeBenedictis
                                                      President and Chairman



Date:  March 29, 2001

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

/s/  Nicholas DeBenedictis              /s/ David P. Smeltzer
------------------------------------    ---------------------------------------
     Nicholas DeBenedictis                  David P. Smeltzer
     President and Chairman                 Senior Vice President - Finance and
     (principal executive officer)          Chief Financial Officer
     and Director



/s/  Mary C. Carroll                    /s/ G. Fred DiBona, Jr.
------------------------------------    ---------------------------------------
     Mary C. Carroll                        G. Fred DiBona, Jr.
     Director                               Director



/s/  Richard H. Glanton                 /s/ Richard J. Heckmann
------------------------------------    ---------------------------------------
     Richard H. Glanton                     Richard J. Heckmann
     Director                               Director



/s/  Alan Hirsig                        /s/ John E. Menario
------------------------------------    ---------------------------------------
     Alan Hirsig                            John E. Menario
     Director                               Director



/s/  John F. McCaughan                  /s/ John E. Palmer
------------------------------------    ---------------------------------------
     John F. McCaughan                      John E. Palmer
     Director                               Director



                                        /s/ Richard L. Smoot
------------------------------------    ---------------------------------------
     Andrew D. Seidel                       Richard L. Smoot
     Director                               Director



/s/  Robert O. Viets
------------------------------------
     Robert O. Viets
     Director