Form 10-Q
period 2001-03-31
PHILADELPHIA SUBURBAN CORP
filed 2001-05-15
CIK 78128

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2001

Commission File Number 1-6659



                        PHILADELPHIA SUBURBAN CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


               Pennsylvania                                   23-1702594
------------------------------------------------          --------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)


762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania              19010-3489
------------------------------------------------          --------------------
    (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:         (610)-527-8000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001

54,109,888
----------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)

                                                                                  March 31,      December 31,
                                                                                    2001            2000
                                                                                ----------------------------
                                     Assets                                             (Unaudited)
Property, plant and equipment, at cost                                          $ 1,562,305      $ 1,536,162
Less accumulated depreciation                                                       292,052          284,735
                                                                                ----------------------------
    Net property, plant and equipment                                             1,270,253        1,251,427
                                                                                ----------------------------
Current assets:
    Cash and cash equivalents                                                         7,468            8,049
    Accounts receivable and unbilled revenues, net                                   47,451           51,223
    Inventory, materials and supplies                                                 4,816            4,352
    Prepayments and other current assets                                              6,040            7,054
                                                                                ----------------------------
    Total current assets                                                             65,775           70,678
                                                                                ----------------------------

Regulatory assets                                                                    78,724           67,757
Deferred charges and other assets, net                                               22,143           24,148
                                                                                ----------------------------
                                                                                $ 1,436,895      $ 1,414,010
                                                                                ============================
                   Liabilities and Stockholders' Equity
Stockholders' equity:
    6.05% Series B cumulative preferred stock                                   $     1,760      $     1,760
    Common stock at $.50 par value, authorized 100,000,000 shares,
         issued 54,991,461 and 54,520,300 in 2001 and 2000                           27,496           27,260
    Capital in excess of par value                                                  298,239          291,013
    Retained earnings                                                               128,614          123,911
    Minority interest                                                                 2,156            2,823
    Treasury stock, 881,573 and 844,376 shares in 2001 and 2000                     (16,215)         (15,346)
    Accumulated other comprehensive income                                              369              926
                                                                                ----------------------------
    Total stockholders' equity                                                      442,419          432,347
                                                                                ----------------------------

Long-term debt, excluding current portion                                           472,015          468,769
Commitments                                                                               -                -
Current liabilities:
    Current portion of long-term debt                                                15,790           15,943
    Loans payable                                                                   100,412           88,994
    Accounts payable                                                                 11,267           20,635
    Accrued interest                                                                  8,379           10,199
    Accrued taxes                                                                    21,299           15,815
    Other accrued liabilities                                                        21,473           21,597
                                                                                ----------------------------
    Total current liabilities                                                       178,620          173,183
                                                                                ----------------------------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                                155,080          151,718
    Customers' advances for construction                                             56,225           58,718
    Other                                                                             9,473            9,109
                                                                                ----------------------------
    Total deferred credits and other liabilities                                    220,778          219,545
                                                                                ----------------------------

Contributions in aid of construction                                                123,063          120,166
                                                                                ----------------------------
                                                                                $ 1,436,895      $ 1,414,010
                                                                                ============================

See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                     March 31,
                                                               ---------------------
                                                                 2001         2000
                                                               ---------------------
Operating revenues                                             $70,193       $64,208

Costs and expenses:
  Operations and maintenance                                    26,186        24,928
  Depreciation                                                   8,953         8,251
  Amortization                                                     522           270
  Taxes other than income taxes                                  5,588         5,982
                                                               ---------------------
                                                                41,249        39,431
                                                               ---------------------

Operating income                                                28,944        24,777

Other expense (income):
  Interest expense, net                                         10,262         9,855
  Allowance for funds used during construction                    (248)         (734)
  Gain on sale of other assets                                  (2,791)       (1,363)
  Minority interest                                                  -            18
                                                               ---------------------
Income before income taxes                                      21,721        17,001
Provision for income taxes                                       8,609         6,728
                                                               ---------------------
Net income                                                      13,112        10,273
Dividends on preferred stock                                        27            27
                                                               ---------------------
Net income available to common stock                           $13,085       $10,246
                                                               =====================

Net income                                                     $13,112       $10,273
Other comprehensive income (loss), net of tax                     (557)         (654)
                                                               ---------------------
Comprehensive income                                           $12,555       $ 9,619
                                                               =====================

Net income per common share:
  Basic                                                        $  0.24       $  0.20
                                                               =====================
  Diluted                                                      $  0.24       $  0.20
                                                               =====================

Average common shares outstanding
  during the period:
  Basic                                                         53,952        51,188
                                                               =====================
  Diluted                                                       54,598        51,571
                                                               =====================

See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                           -----------------------
                                                                                             2001           2000
                                                                                           -----------------------
Cash flows from operating activities:
   Net income                                                                              $ 13,112       $ 10,273
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                                           9,475          8,521
      Deferred income taxes                                                                   2,282          1,519
      Gain on sale of other assets                                                           (2,791)        (1,363)
      Net decrease in receivables, inventory and prepayments                                  3,990          2,458
      Net decrease in payables, accrued interest, accrued taxes
         and other accrued liabilities                                                       (6,333)        (8,826)
      Payment of Competitive Transition Charge                                              (11,465)             -
      Other                                                                                     703            370
                                                                                           -----------------------
Net cash flows from operating activities                                                      8,973         12,952
                                                                                           -----------------------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $248 and $734                                    (19,809)       (19,691)
   Proceeds from the sale of other assets                                                     2,829          3,182
   Acquisitions of water systems                                                               (424)             -
   Other                                                                                        545           (278)
                                                                                           -----------------------
Net cash flows used in investing activities                                                 (16,859)       (16,787)
                                                                                           -----------------------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                                 601            897
   Repayments of customers' advances                                                         (1,653)        (1,620)
   Net proceeds (repayments) of short-term debt                                              11,153           (328)
   Proceeds from long-term debt                                                               3,389         16,515
   Repayments of long-term debt                                                                (601)          (520)
   Proceeds from issuing common stock                                                         3,787          1,613
   Repurchase of common stock                                                                  (962)        (3,502)
   Dividends paid on preferred stock                                                            (27)           (27)
   Dividends paid on common stock                                                            (8,382)        (7,367)
   Other                                                                                          -             (3)
                                                                                           -----------------------
Net cash flows from financing activities                                                      7,305          5,658
                                                                                           -----------------------

Net increase (decrease) in cash and cash equivalents                                           (581)         1,823
Cash and cash equivalents at beginning of period                                              8,049          4,658
                                                                                           -----------------------
Cash and cash equivalents at end of period                                                 $  7,468       $  6,481
                                                                                           =======================

See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)

                                                                                  March 31,        December 31,
                                                                                    2001              2000
                                                                                -------------------------------
                                                                                (Unaudited)         (Audited)
Stockholders' equity:
     6.05% Series B cumulative preferred stock                                    $  1,760           $  1,760
     Common stock, $.50 par value                                                   27,496             27,260
     Capital in excess of par value                                                298,239            291,013
     Retained earnings                                                             128,614            123,911
     Minority interest                                                               2,156              2,823
     Treasury stock                                                                (16,215)           (15,346)
     Accumulated other comprehensive income                                            369                926
                                                                                  ---------------------------
Total stockholders' equity                                                         442,419            432,347
                                                                                  ---------------------------
Long-term debt:
First Mortgage Bonds secured by utility plant:
                  Interest Rate Range
                     0.00% to  2.49%                                                 5,151              4,368
                     2.50% to  4.99%                                                 7,666              6,712
                     5.00% to  5.49%                                                 8,580              6,667
                     5.50% to  5.99%                                                31,060             31,060
                     6.00% to  6.49%                                               145,525            145,570
                     6.50% to  6.99%                                                55,200             55,200
                     7.00% to  7.49%                                                62,007             62,007
                     7.50% to  7.99%                                                23,000             23,000
                     8.00% to  8.49%                                                16,614             16,621
                     8.50% to  8.99%                                                10,457             10,460
                     9.00% to  9.49%                                                53,615             53,615
                     9.50% to  9.99%                                                49,336             49,831
                    10.00% to 10.55%                                                 6,160              6,167
                                                                                  ---------------------------
Total First Mortgage Bonds                                                         474,371            471,278
Notes payable to banks under revolving credit agreements, due May 2001              12,000             12,000
Installment note payable, 9%, due in equal annual payments through 2013              1,434              1,434
                                                                                  ---------------------------
                                                                                   487,805            484,712
Current portion of long-term debt                                                   15,790             15,943
                                                                                  ---------------------------
Long-term debt, excluding current portion                                          472,015            468,769
                                                                                  ---------------------------
Total capitalization                                                              $914,434           $901,116
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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)
                                   (UNAUDITED)


Note 1  Basis of Presentation

        The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation ("PSC") at March 31, 2001, the consolidated statements of income and comprehensive income and cash flow for the three months ended March 31, 2001 and 2000, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and therefore, should be read in conjunction with the PSC Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with current year's presentation.

Note 2  Water Rates

        During the first quarter of 2001, Consumers Water Company ("CWC") operating subsidiaries were allowed annual rate increases of $4,168, representing six rate decisions in various states. Revenues from these rate increases realized in the first quarter of 2001 were approximately $700. In April 2001, two additional rate decisions were received in another operating subsidiary of CWC representing an annual rate increase of $119.

Note 3  Regulatory assets

        The Pennsylvania Electricity Generation Customer Choice and Competition Act ("the Act") permitted distribution companies to recover their stranded costs over approximately 12 years in the form of a Competitive Transition Charge ("CTC"). Consistent with the provisions of the Act, during the quarter Philadelphia Suburban Water Company negotiated and closed on the full pay off of its allocable share of CTC charges from its electric distribution company, PECO Energy Company. The $11,465 payment has been recorded as a regulatory asset and is expected to be recovered in future water rates over 10 years.

Note 4  Long-term Debt and Loans Payable

        During the first quarter of 2001, operating subsidiaries issued $3,321 of long-term debt at varying rates of interest ranging from 1% to 3.24% and due at various times in 2019, 2020 and 2021. The proceeds of these issues were used to reduce a portion of the balance of short-term debt. As March 31, 2001, the Trustees for two financing issues that closed in 2000 continues to hold $4,929 pending completion of the projects financed with the issue and the restricted funds are included as cash and cash equivalents in the consolidated balance sheet.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 5  Net Income per Common Share

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

                                                        Three Months Ended
                                                              March 31,
                                                      ----------------------
                                                        2001           2000
                                                      ----------------------
        Average common shres outstanding during
          the period for Basic computation             53,952         51,188
        Dilutive effect of employee stock options         646            383
                                                      ----------------------
        Average common shares outstanding during
          the period for Diluted computation           54,598         51,571
                                                      ======================

Note 6  Stockholders' Equity

        PSC reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income:

                                                                  2001     2000
                                                                ---------------
        Balance at January 1,                                   $ 926    $2,020
          Unrealized holding loss arising during the period
            not of tax of $300 in 2001 and $42 in 2000           (557)      (78)
          Less: reclassification adjustment for gains included
            in net income, net of tax of $409                       -      (576)
                                                                ---------------
          Other comprehensive income (loss), net tax             (557)     (654)
                                                                ---------------
        Balance at March 31,                                    $ 369    $1,366
                                                                ===============

Note 7  Acquisitions

        During the first quarter of 2001, four acquisitions or growth ventures were completed in North Carolina, Pennsylvania and New Jersey. The total purchase price for the systems acquired consisted of $424 in cash and the issuance of 195,368 shares of PSC's common stock. In April 2001, our wastewater operating subsidiary purchased the assets of the Media Borough wastewater system in Delaware County, Pennsylvania for $3,700 in cash.

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

                               General Information

Philadelphia Suburban Corporation ("we" or "us"), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to approximately 2 million people in Pennsylvania, Ohio, Illinois, New Jersey, Maine and North Carolina. Our two primary subsidiaries are Philadelphia Suburban Water Company ("PSW"), a regulated public utility that provides water or wastewater services to about 1.1 million residents in the suburban areas north and west of the City of Philadelphia, and Consumers Water Company ("CWC"), a holding company for several regulated public utility companies that provide water or wastewater service to about 850,000 residents in various communities in five states. Other subsidiaries provide water and wastewater services in parts of Pennsylvania, North Carolina and Ohio. We are among the largest investor-owned water utilities in the United States based on the number of customers. In addition, we provide water and wastewater service to approximately 35,000 people through operating and maintenance contracts with municipal authorities and other parties close to our operating companies' service territories. Some of our subsidiaries provide wastewater collection, treatment and disposal services (primarily residential) to approximately 40,000 people in Pennsylvania, Illinois, New Jersey and North Carolina.

                               Financial Condition

During the quarter, we had $19,809 of capital expenditures, repaid $1,653 of customer advances for construction and made sinking fund contributions of $601. The capital expenditures were related to new water mains and customer service lines, the rehabilitation of existing water mains, hydrants and customer service lines, in addition to treatment plant, well and booster improvements.

During the quarter, the proceeds from the issuance of long-term debt, proceeds from the issuance of common stock, internally generated funds, available working capital and funds available under the revolving credit agreements were used to fund the cash requirements discussed above and to pay dividends. During the quarter, operating subsidiaries issued $3,321 of long-term debt at varying rates of interest ranging from 1% to 3.24% and due at various times in 2019, 2020 and 2021. The proceeds of these issues were used to reduce a portion of the balance of short-term debt.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

At March 31, 2001, we had short-term lines of credit of $190,402, of which $77,990 was available.

The Pennsylvania Electricity Generation Customer Choice and Competition Act ("the Act") permitted distribution companies to recover their stranded costs over approximately 12 years in the form of a Competitive Transition Charge ("CTC"). Consistent with the provisions of the Act, during the quarter Philadelphia Suburban Water Company negotiated and closed on the full pay off of its allocable share of CTC charges from its electric distribution company, PECO Energy Company. The $11,465 payment has been recorded as a regulatory asset and is expected to be recovered in future water rates over 10 years.

Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock are adequate to meet our financing requirements for the balance of the year and beyond.

                              Results of Operations

       Analysis of First Quarter of 2001 Compared to First Quarter of 2000

Revenues for the quarter increased $5,985 or 9.3% primarily as a result of increased water rates granted to the operating subsidiaries and additional water revenues associated with the larger customer base due to acquisitions, offset partially by a decrease in water consumption. The increased water rates are primarily associated with the Pennsylvania rate increase granted in April 2000.

Operations and maintenance expenses increased by $1,258 or 5.0% due to the additional operating costs associated with acquisitions, increased wages and benefit costs, and additional treatment costs associated with new treatment plants in Illinois and Pennsylvania, offset partially by reduced maintenance costs resulting from the relatively mild winter weather experienced in 2001 as compared to 2000.

Depreciation expense increased $702 or 8.5% reflecting the utility plant placed in service since the first quarter of 2000, including the assets acquired through system acquisitions.

Amortization increased $252 primarily due to the amortization of the costs associated with, and the other costs being recovered in, various rate filings.

Taxes other than income taxes decreased by $394 or 6.6% due to a reduction in the Pennsylvania Public Utility Realty Tax ("PURTA") and a decrease in the Pennsylvania Capital Stock Tax. The decrease in PURTA is a result of a reduction in the assessment and the Capital Stock Tax decreased due to a reduction in the tax rate.

Interest expense increased by $407 or 4.1% primarily due to increased borrowings to finance on-going capital projects, offset partially by decreased interest rates on borrowings.

Allowance for funds used during construction decreased by $486 primarily due to a decrease in the average balance of utility plant construction work in progress resulting from the completion of the construction of a $35,000 water treatment plant at one of the operating subsidiaries. Construction commenced on this facility in December 1997 and was completed in the third quarter of 2000.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Gain on sale of other assets increased $1,428 due to an increase of $2,489 in the gain on the sale of land recognized as compared to 2000, offset in part by a gain on the sale of marketable securities of $1,061 being realized in the first quarter of 2000. There were no marketable securities sold in the first quarter of 2001.

Our effective income tax rate was 39.6% in the first quarter of 2001 and 2000.

Net income available to common stock for the quarter increased by $2,839 or 27.7% in comparison to 2000 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.04 or 20.0% reflecting the change in net income and a 5.9% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the 1,653,125 share stock offering in September 2000 and additional shares issued in connection with acquisitions.


                   Impact of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 1999 amended this standard by issuing SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In September 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133. SFAS No. 138 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137 changed the timing of the implementation of SFAS No. 133. The adoption of these statements on January 1, 2001 did not have a material impact on our results of operations or financial condition. As of March 31, 2001, we had no derivative instruments or hedging activities.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           Part II. Other Information


Item 1. Legal Proceedings

        There are no pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our properties is the subject that are expected to have a material effect on our financial position, results of operations and cash flows. Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is included by a reference herein.


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit No.            Description
             -----------            -----------
                   10.34            2001 Annual Cash Incentive Compensation Plan



         (b) Reports on Form 8-K

             None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. There have been no significant changes in our exposure to market risks since December 31, 2000.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.


May 14, 2001

                                         PHILADELPHIA SUBURBAN CORPORATION
                                         ---------------------------------
                                                    Registrant


                                         /s/  Nicholas DeBenedictis
                                         ----------------------------
                                              Nicholas DeBenedictis
                                              Chairman and President




                                         /s/ David P. Smeltzer
                                         -----------------------------------
                                             David P. Smeltzer
                                             Senior Vice President - Finance
                                             and  Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.        Description                                         Page No.
-----------        -----------                                         --------

  10.34            2001 Annual Cash Incentive Compensation Plan           13