Form 10-Q
period 2001-06-30
PHILADELPHIA SUBURBAN CORP
filed 2001-08-09
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2001

Commission File Number 1-6659



                        PHILADELPHIA SUBURBAN CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                         23-1702594
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania               19010-3489
------------------------------------------------         ----------------------
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:           (610)-527-8000
                                                         ----------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2001

54,325,528
----------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)

                                                                             June 30,          December 31,
                                                                               2001               2000
                                                                           --------------------------------
                                     Assets                                           (Unaudited)
Property, plant and equipment, at cost                                     $ 1,592,835          $ 1,536,162
Less accumulated depreciation                                                  294,773              284,735
                                                                           --------------------------------
    Net property, plant and equipment                                        1,298,062            1,251,427
                                                                           --------------------------------
Current assets:
    Cash and cash equivalents                                                    6,876                8,049
    Accounts receivable and unbilled revenues, net                              54,144               51,223
    Inventory, materials and supplies                                            4,749                4,352
    Prepayments and other current assets                                         4,929                7,054
                                                                           --------------------------------
    Total current assets                                                        70,698               70,678
                                                                           --------------------------------

Regulatory assets                                                               77,810               67,757
Deferred charges and other assets, net                                          22,227               24,148
                                                                           --------------------------------
                                                                           $ 1,468,797          $ 1,414,010
                                                                           ================================
                   Liabilities and Stockholders' Equity
Stockholders' equity:
    6.05% Series B cumulative preferred stock                              $     1,760          $     1,760
    Common stock at $.50 par value, authorized 100,000,000 shares,
         issued 55,182,630 and 54,520,300 in 2001 and 2000                      27,591               27,260
    Capital in excess of par value                                             301,417              291,013
    Retained earnings                                                          135,667              123,911
    Minority interest                                                            2,153                2,823
    Treasury stock, 880,648 and 844,376 shares in 2001 and 2000                (16,194)             (15,346)
    Accumulated other comprehensive income                                         938                  926
                                                                           --------------------------------
    Total stockholders' equity                                                 453,332              432,347
                                                                           --------------------------------

Long-term debt, excluding current portion                                      473,309              468,769
Commitments                                                                       --                   --
Current liabilities:
    Current portion of long-term debt                                            3,817                3,943
    Loans payable                                                              127,158              100,994
    Accounts payable                                                             9,543               20,635
    Accrued interest                                                             8,306               10,199
    Accrued taxes                                                               23,354               15,815
    Other accrued liabilities                                                   18,773               21,597
                                                                           --------------------------------
    Total current liabilities                                                  190,951              173,183
                                                                           --------------------------------
Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                           157,482              151,718
    Customers' advances for construction                                        57,004               58,718
    Other                                                                       11,380                9,109
                                                                           --------------------------------
    Total deferred credits and other liabilities                               225,866              219,545
                                                                           --------------------------------

Contributions in aid of construction                                           125,339              120,166
                                                                           --------------------------------
                                                                           $ 1,468,797          $ 1,414,010
                                                                           ================================

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                        Six Months Ended
                                                            June 30,
                                                   ----------------------------
                                                       2001          2000
                                                   ----------------------------
Operating revenues                                 $ 147,433          $ 132,702

Costs and expenses:
  Operations and maintenance                          52,648             49,278
  Depreciation                                        18,682             15,916
  Amortization                                         1,145                658
  Taxes other than income taxes                       10,938             11,579
  Recovery of restructuring costs                       --                 (396)
                                                   ----------------------------
                                                      83,413             77,035
                                                   ----------------------------

Operating income                                      64,020             55,667

Other expense (income):
  Interest expense, net                               20,166             19,845
  Allowance for funds used during construction          (512)            (1,719)
  Gain on sale of other assets                        (2,909)            (1,363)
  Minority interest                                     --                   46
  Recovery of merger transaction costs                  --                 (663)
                                                   ----------------------------
Income before income taxes                            47,275             39,521
Provision for income taxes                            18,705             15,657
                                                   ----------------------------
Net income                                            28,570             23,864
Dividends on preferred stock                              53                 53
                                                   ----------------------------
Net income available to common stock               $  28,517          $  23,811
                                                   ============================

Net income                                         $  28,570          $  23,864
Other comprehensive income (loss), net of tax             12               (510)
                                                   ----------------------------
Comprehensive income                               $  28,582          $  23,354
                                                   ============================

Net income per common share:
  Basic                                            $    0.53          $    0.47
                                                   ============================
  Diluted                                          $    0.52          $    0.46
                                                   ============================

Average common shares outstanding
  during the period:
  Basic                                               54,078             51,202
                                                   ============================
  Diluted                                             54,722             51,672
                                                   ============================

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                        Three Months Ended
                                                             June 30,
                                                    --------------------------
                                                        2001         2000
                                                    --------------------------
Operating revenues                                  $ 77,240          $ 68,494

Costs and expenses:
  Operations and maintenance                          26,462            24,350
  Depreciation                                         9,729             7,665
  Amortization                                           623               388
  Taxes other than income taxes                        5,350             5,597
  Recovery of restructuring costs                       --                (396)
                                                    --------------------------
                                                      42,164            37,604
                                                    --------------------------

Operating income                                      35,076            30,890

Other expense (income):
  Interest expense, net                                9,904             9,990
  Allowance for funds used during construction          (264)             (985)
  Gain on sale of other assets                          (118)             --
  Minority interest                                     --                  28
  Recovery of merger transaction costs                  --                (663)
                                                    --------------------------
Income before income taxes                            25,554            22,520
Provision for income taxes                            10,096             8,929
                                                    --------------------------
Net income                                            15,458            13,591
Dividends on preferred stock                              26                26
                                                    --------------------------
Net income available to common stock                $ 15,432          $ 13,565
                                                    ==========================

Net income                                          $ 15,458          $ 13,591
Other comprehensive income, net of tax                   569               144
                                                    --------------------------
Comprehensive income                                $ 16,027          $ 13,735
                                                    ==========================

Net income per common share:
  Basic                                             $   0.28          $   0.26
                                                    ==========================
  Diluted                                           $   0.28          $   0.26
                                                    ==========================

Average common shares outstanding
  during the period:
  Basic                                               54,203            51,226
                                                    ==========================
  Diluted                                             54,870            51,801
                                                    ==========================

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)

                                                                            June 30,        December 31,
                                                                              2001              2000
                                                                            ----------------------------
                                                                                    (Unaudited)
Stockholders' equity:
     6.05% Series B cumulative preferred stock                               $  1,760           $  1,760
     Common stock, $.50 par value                                              27,591             27,260
     Capital in excess of par value                                           301,417            291,013
     Retained earnings                                                        135,667            123,911
     Minority interest                                                          2,153              2,823
     Treasury stock                                                           (16,194)           (15,346)
     Accumulated other comprehensive income                                       938                926
                                                                            ----------------------------
Total stockholders' equity                                                    453,332            432,347
                                                                            ----------------------------

Long-term debt:
First Mortgage Bonds secured by utility plant:
                  Interest Rate Range
                     0.00% to  2.49%                                            8,130              4,368
                     2.50% to  4.99%                                            8,676              6,712
                     5.00% to  5.49%                                            8,545              6,667
                     5.50% to  5.99%                                           31,060             31,060
                     6.00% to  6.49%                                          145,525            145,570
                     6.50% to  6.99%                                           55,200             55,200
                     7.00% to  7.49%                                           60,000             62,007
                     7.50% to  7.99%                                           23,000             23,000
                     8.00% to  8.49%                                           17,610             16,621
                     8.50% to  8.99%                                            9,000             10,460
                     9.00% to  9.49%                                           53,615             53,615
                     9.50% to  9.99%                                           49,331             49,831
                    10.00% to 10.50%                                            6,000              6,167
                                                                            ----------------------------
Total First Mortgage Bonds                                                    475,692            471,278
Installment note payable, 9%, due in equal annual payments through 2013         1,434              1,434
                                                                            ----------------------------
                                                                              477,126            472,712
Current portion of long-term debt                                               3,817              3,943
                                                                            ----------------------------
Long-term debt, excluding current portion                                     473,309            468,769
                                                                            ----------------------------
Total capitalization                                                         $926,641           $901,116
                                                                            ============================

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                            Six Months Ended
                                                                                June 30,
                                                                        --------------------------
                                                                          2001           2000
                                                                        --------------------------
Cash flows from operating activities:
   Net income                                                           $ 28,570          $ 23,864
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                       19,827            16,574
      Deferred income taxes                                                4,376             3,785
      Gain on sale of other assets                                        (2,909)           (1,363)
      Net increase in receivables, inventory and prepayments                (515)           (1,440)
      Net decrease in payables, accrued interest, accrued taxes
         and other accrued liabilities                                    (6,936)           (3,806)
      Payment of Competitive Transition Charge                           (11,465)             --
      Other                                                                1,546              (624)
                                                                        --------------------------
Net cash flows from operating activities                                  32,494            36,990
                                                                        --------------------------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $512 and $1,719               (50,959)          (57,443)
   Proceeds from the sale of other assets                                  3,182             3,182
   Acquisitions of water and wastewater systems                           (4,187)             (206)
   Other                                                                      15            (3,688)
                                                                        --------------------------
Net cash flows used in investing activities                              (51,949)          (58,155)
                                                                        --------------------------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction            1,998             2,600
   Repayments of customers' advances                                      (1,887)           (1,764)
   Net proceeds (repayments) of short-term debt                           25,876            (8,143)
   Proceeds from long-term debt                                            7,372            49,734
   Repayments of long-term debt                                           (4,272)           (2,935)
   Proceeds from issuing common stock                                      7,042             3,256
   Repurchase of common stock                                             (1,075)           (3,543)
   Dividends paid on preferred stock                                         (53)              (53)
   Dividends paid on common stock                                        (16,761)          (14,755)
   Other                                                                      42                (1)
                                                                        --------------------------
Net cash flows from financing activities                                  18,282            24,396
                                                                        --------------------------

Net increase (decrease) in cash and cash equivalents                      (1,173)            3,231
Cash and cash equivalents at beginning of period                           8,049             4,658
                                                                        --------------------------
Cash and cash equivalents at end of period                              $  6,876          $  7,889
                                                                        ==========================

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)
                                   (UNAUDITED)

Note 1  Basis of Presentation
        ---------------------

        The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation ("PSC") at June 30, 2001, the consolidated statements of income and comprehensive income for the six months and quarter ended June 30, 2001 and 2000, and the consolidated statements of cash flow for the six months ended June 30, 2001 and 2000, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the PSC Annual Report on Form 10-K for the year ended December 31, 2000 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with current year's presentation.

Note 2  Stockholders' Equity
        --------------------

        On August 7, 2001, PSC's Board of Directors declared a 5-for-4 common stock split effected in the form of a 25% stock distribution for shareholders of record on November 16, 2001. The new shares will be distributed on December 1, 2001. PSC's par value of $.50 per share will not change as a result of the common stock distribution, and as a result, on the distribution date an amount will be transferred from Capital in Excess of Par Value to Common Stock to record the common stock split. The share and per share data contained in this Quarterly Report on Form 10-Q have not been restated to give effect to this stock dividend.

        PSC reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income:

                                                                                    2001        2000
                                                                                 ---------------------
        Balance at January 1,                                                    $   926       $ 2,020
          Unrealized gains (losses) on sales of marketable securities:
              Unrealized holding gain arising during the period,
                  net of tax of $25 in 2001 and $36 in 2000                           48            66
              Less:  reclassification adjustment for gains included in
                  net income, net of tax of $19 in 2001 and $409 in 2000             (36)         (576)
                                                                                 ---------------------
              Other comprehensive income (loss), net of tax                           12          (510)
                                                                                 ---------------------
        Balance at June 30,                                                      $   938       $ 1,510
                                                                                 =====================

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 3  Long-term Debt and Loans Payable
        --------------------------------

        During the first half of 2001, operating subsidiaries issued $7,383 of long-term debt at varying rates of interest ranging from 0% to 3.24% and due at various times through 2031. The proceeds of these issues were used to reduce a portion of the balance of short-term debt. At June 30, 2001, the Trustees for two financing issues held $4,130 pending completion of the projects financed with the issues and the restricted funds are included as cash and cash equivalents in the consolidated balance sheet.

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


                                                             Six Months Ended        Three Months Ended
                                                                 June 30,                  June 30,
                                                          ---------------------     ---------------------
                                                           2001           2000       2001           2000
                                                          ---------------------     ---------------------
        Average common shares outstanding during
           the period for Basic computation               54,078         51,202     54,203         51,226
        Dilutive effect of employee stock options            644            470        667            575
                                                          ---------------------     ---------------------
        Average common shares outstanding during
           the period for Diluted computation             54,722         51,672     54,870         51,801
                                                          =====================     =====================

Note 5  Acquisitions
        ------------

        During the first half of 2001, twelve acquisitions or growth ventures were completed in five of the states in which the company operates. The total purchase price of $7,948 for the systems acquired consisted of $4,187 in cash and the issuance of 195,368 shares of PSC's common stock.

Note 6  Water Rates
        -----------

        During the first half of 2001, Consumers Water Company ("CWC") operating subsidiaries were allowed rate increases designed to increase revenues by $4,799 on an annual basis, representing nine rate decisions in various states. Revenues from these rate increases realized in the first half of 2001 were approximately $1,750.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

Note 7  Regulatory assets
        -----------------

        The Pennsylvania Electricity Generation Customer Choice and Competition Act ("the Act") permitted electric distribution utilities to recover their stranded costs in the form of a Competitive Transition Charge ("CTC"). Consistent with the provisions of the Act, during the first quarter of 2001 Philadelphia Suburban Water Company negotiated and closed on the full pay off of its allocable share of CTC charges from its electric distribution company, PECO Energy Company. The $11,465 payment has been recorded as a regulatory asset and is expected to be recovered in future water rates over 10 years.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)

                           Forward-looking Statements
                           --------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, and acquisitions. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

                               General Information
                               -------------------

Philadelphia Suburban Corporation ("we" or "us"), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to approximately 2 million people in Pennsylvania, Ohio, Illinois, New Jersey, Maine and North Carolina. Our two primary subsidiaries are Philadelphia Suburban Water Company ("PSW"), a regulated public utility that provides water or wastewater services to about 1.1 million residents in the suburban areas north and west of the City of Philadelphia, and Consumers Water Company ("CWC"), a holding company for several regulated public utility companies that provide water or wastewater service to about 850,000 residents in various communities in five states. Other subsidiaries provide water and wastewater services in parts of Pennsylvania, North Carolina and Ohio. We are among the largest investor-owned water utilities in the United States based on the number of customers. In addition, we provide water and wastewater service to approximately 35,000 people through operating and maintenance contracts with municipal authorities and other parties close to our operating companies' service territories. Some of our subsidiaries provide wastewater collection, treatment, and disposal services (primarily residential) to approximately 40,000 people in Pennsylvania, Illinois, New Jersey and North Carolina.

                               Financial Condition
                               -------------------

During the first half of 2001, we had $50,959 of capital expenditures, acquired water and wastewater systems for $4,187, repaid $1,887 of customer advances for construction and made sinking fund contributions and other loan repayments of $4,272. The capital expenditures were related to new water mains and customer service lines, the rehabilitation of existing water mains, hydrants and customer service lines, in addition to treatment plant, well and booster improvements.

During the first half of 2001, the proceeds from the issuance of long-term debt, proceeds from the issuance of common stock, internally generated funds, available working capital and funds available under our revolving credit agreement and other credit facilities were used to fund the cash requirements discussed above and to pay dividends. During the first half, operating subsidiaries issued $7,383 of long-term debt at varying rates of interest ranging from 0% to 3.24% and due at various times through 2031. The proceeds of

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

these issues were used to reduce a portion of the balance of short-term debt. Effective with the December 1, 2001 payment, PSC has increased the quarterly cash dividend on common stock from $.155 per share to $.1656 per share.

At June 30, 2001, we had short-term lines of credit of $188,019, of which $60,861, was available.

The Pennsylvania Electricity Generation Customer Choice and Competition Act ("the Act") permitted electric distribution utilities to recover their stranded costs in the form of a Competitive Transition Charge ("CTC"). Consistent with the provisions of the Act, during the first quarter of 2001 Philadelphia Suburban Water Company negotiated and closed on the full pay off of its allocable share of CTC charges from its electric distribution company, PECO Energy Company. The $11,465 payment has been recorded as a regulatory asset and is expected to be recovered in future water rates over 10 years.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                              Results of Operations
                              ---------------------

    Analysis of First Six Months of 2001 Compared to First Six Months of 2000
    -------------------------------------------------------------------------

Revenues for the first six months of 2001 increased $14,731 or 11.1% primarily due to increased water rates, particularly as a result of the April 2000 Pennsylvania rate settlement, additional water and wastewater revenues associated with acquisitions and an increase in water consumption. The increase in water consumption is associated with the relatively warmer, drier weather experienced in May and June of 2001 as compared to 2000. The additional revenues associated with acquisitions are a result of the larger customer base.

Operations and maintenance expenses increased by $3,370 or 6.8% due to the additional operating costs associated with acquisitions, increased water production expenses, additional treatment costs, and increased wage and benefit costs, offset partially by reduced maintenance costs. The additional treatment costs are associated with new treatment plants in Illinois and Pennsylvania and the reduction in maintenance costs are a result of the relatively mild winter weather experienced in 2001 as compared to 2000.

Depreciation expense increased $2,766 or 17.4% reflecting the utility plant placed in service since the second quarter of 2000, including the assets acquired through system acquisitions, and the effect of an increase in the depreciation rates.

Amortization increased $487 primarily due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes decreased by $641 or 5.5% due to a reduction in the Pennsylvania Public Utility Realty Tax ("PURTA") and a decrease in the Pennsylvania Capital Stock Tax. The decrease in PURTA is a result of a reduction in the assessment and the Capital Stock Tax decreased due to a reduction in the tax rate.

The recovery of restructuring costs of $396 in the second quarter of 2000 resulted from the April 2000 rate settlement. These costs were charged off in 1999 when the CWC merger was completed.

Interest expense increased by $321 or 1.6% primarily due to increased borrowings to finance on-going capital projects, offset partially by decreased interest rates on borrowings.

Allowance for funds used during construction decreased by $1,207 primarily due to a decrease in the average balance of utility plant construction work in progress and a decrease in the AFUDC rate which is based on short-term interest rates. The decrease in the average balance of utility plant construction work in progress resulted from the completion of the construction of a $35,000 water treatment plant at one of the operating subsidiaries. Construction commenced on this facility in December 1997 and was completed in the third quarter of 2000.

Gain on sale of other assets increased by $1,546 due to an increase in the gain on the sale of land realized of $2,552, offset in part by a decrease in the gains on the sale of marketable securities of $1,006.

The recovery of merger transaction costs of $663 in the second quarter of 2000 resulted from the April 2000 rate settlement. These costs were charged off in 1999 when the CWC merger was completed.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Our effective income tax rate was 39.6% in the first half of 2001 and in the first half of 2000.

Net income available to common stock for the first six months of 2001 increased by $4,706 or 19.8%, in comparison to 2000 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.06 or 13.0% reflecting the change in net income and a 5.9% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the 1,653,125 share stock offering in September 2000 and additional shares issued in connection with acquisitions.

                              Results of Operations
                              ---------------------

      Analysis of Second Quarter of 2001 Compared to Second Quarter of 2000
      ---------------------------------------------------------------------

Revenues for the quarter increased $8,746 or 12.8% primarily as a result of the increased water rates granted to the operating subsidiaries, an increase in water consumption and additional water and wastewater revenues associated with acquisitions. The increased water rates are primarily associated with the Pennsylvania rate increase granted in April 2000. The increase in water consumption is associated with the relatively warmer, drier weather experienced in the second quarter of 2001 as compared to 2000. The 2000 weather patterns were generally cooler and wetter than normal in Pennsylvania and Ohio. The additional water and wastewater revenues associated with acquisitions are a result of the larger customer base.

Operations and maintenance expenses increased by $2,112 or 8.7% primarily due to the additional operating costs associated with acquisitions, increased water production expenses, and increased wages and benefit costs. The increase in water production expenses is associated with the increased water consumption experienced during May and June of 2001.

Depreciation expense increased $2,064 or 26.9% reflecting the utility plant placed in service since the second quarter of 2000, including the assets acquired through system acquisitions, and the effect of an increase in the depreciation rates.

Amortization increased $235 or 60.6% primarily due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes decreased by $247 or 4.4% due to a reduction in the Pennsylvania Public Utility Realty Tax ("PURTA") and a decrease in the Pennsylvania Capital Stock Tax. The decrease in PURTA is a result of a reduction in the assessment and the Capital Stock Tax decreased due to a reduction in the tax rate.

The recovery of restructuring costs of $396 in the second quarter of 2000 resulted from the April 2000 rate settlement. These costs were charged off in 1999 when the CWC merger was completed.

Interest expense decreased by $86 or 0.9% primarily due to decreased interest rates on borrowings, offset partially by additional borrowings to finance on-going capital projects.

Allowance for funds used during construction ("AFUDC") decreased by $721 primarily due to a decrease in the average balance of utility plant construction work in progress and a decrease in the AFUDC rate which is based on short-term interest rates. The decrease in the average balance of utility plant construction work in progress resulted from the completion of the construction of a $35,000 water treatment plant at one of the operating subsidiaries.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Construction commenced on this facility in December 1997 and was completed in the third quarter of 2000.

Gain on sale of other assets increased $118 due to a gain on sale of land and marketable securities being realized in the second quarter of 2001. There were no marketable securities or land sold in the second quarter of 2000.

The recovery of merger transaction costs of $663 in the second quarter of 2000 resulted from the April 2000 rate settlement. These costs were charged off in 1999 when the CWC merger was completed.

Our effective income tax rate was 39.5% in the second quarter of 2001 and 39.6% in the second quarter of 2000. The change is due to a difference between tax deductible expenses and book expenses.

Net income available to common stock for the second quarter of 2001 increased by $1,867 or 13.8%, in comparison to 2000 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.02 or 7.7% reflecting the change in net income and a 5.9% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the 1,653,125 share stock offering in September 2000 and additional shares issued in connection with acquisitions.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                   Impact of Recent Accounting Pronouncements
                   ------------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 1999 amended this standard by issuing SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In September 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133. SFAS No. 138 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137 changed the timing of the implementation of SFAS No. 133. The adoption of these statements on January 1, 2001 did not have a material impact on our results of operations or financial condition. As of June 30, 2001, we had no derivative instruments or hedging activities.

In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 requires that identifiable intangible assets be recorded separately from goodwill, continue to be amortized over their useful life and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." We intend to adopt SFAS No. 142 on or before January 1, 2002 as required, and this statement applies to all goodwill and other intangible assets recorded on our balance sheet at that date, regardless of when those assets were originally recorded. We are currently evaluating the provisions of this statement and have not yet determined the effect of adoption on our results of operations or financial position.

In July 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. When the liability is initially recognized, the carrying amount of the related long-lived asset is increased by the same amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we may settle the obligation for its recorded amount, or an alternative amount thereby incurring a gain or loss upon settlement. We intend to adopt this statement as required in 2003. We are currently evaluating the provisions of this statement and have not yet determined the effect of adoption on our results of operations or financial position.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           Part II. Other Information
                           --------------------------

Item 1. Legal Proceedings
        -----------------

        There are no pending legal proceedings to which we or any of our subsidiaries is a party or to which any of their properties is the subject that are expected to have a material effect on our financial position, results of operations or cash flows. Reference is made to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2000, which is hereby incorporated by reference.

Item 4. Results of Vote of Security Holders
        -----------------------------------

        The Annual Meeting of Shareholders of Philadelphia Suburban Corporation was held on May 17, 2001 at the Springfield Country Club, 400 West Sproul Road, Springfield, Pennsylvania, pursuant to the Notice sent on or about April 9, 2001 to all shareholders of record at the close of business on March 26, 2001. At that meeting, the following nominees were elected as directors of Philadelphia Suburban Corporation for terms expiring in the year 2004 and received the votes set forth after their names below:

        Name of Nominee                   For                   Withheld
        ---------------                   ---                   --------
        Nicholas DeBenedictis          43,717,064               2,637,638
        Richard J. Heckmann            43,375,040               2,979,662
        Andrew D. Seidel               43,369,752               2,984,950


        Since the Board of Directors is divided into three classes with one class elected each year to hold office for a three-year term, the term of office for the following directors continued after the Annual
        Meeting: Mary C. Carroll; G. Fred DiBona, Jr.; Richard H. Glanton, Esq.; Alan R. Hirsig, John F. McCaughan and Richard L. Smoot.

        Proposal II (to approve and adopt the Amended and Restated 2001 Employee Stock Purchase Plan) received the following votes:

           For               Against            Abstain          No Vote
           ---               -------            -------          -------
        44,818,813           992,614            543,275             0

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             None

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

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


August 9, 2001

                                          PHILADELPHIA SUBURBAN CORPORATION
                                          ---------------------------------
                                                    Registrant



                                      /s/      Nicholas DeBenedictis
                                      -----------------------------------------
                                               Nicholas DeBenedictis
                                               Chairman and President




                                      /s/       David P. Smeltzer
                                      -----------------------------------------
                                                David P. Smeltzer
                                          Senior Vice President - Finance
                                           and  Chief Financial Officer