Form 10-Q
period 2001-09-30
PHILADELPHIA SUBURBAN CORP
filed 2001-11-13
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2001

Commission File Number 1-6659



                        PHILADELPHIA SUBURBAN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                        23-1702594
------------------------------------                     ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania               19010 -3489
------------------------------------------------          ---------------------
    (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:          (610)-527-8000
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


Yes   X           No
    -----            ------


Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of October 26, 2001   54,562,186
                                       ----------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)

                                                                               September 30,      December 31,
                                                                                    2001             2000
                                                                               -------------------------------
                                    Assets                                                (Unaudited)
Property, plant and equipment, at cost                                          $ 1,630,194      $ 1,536,162
Less accumulated depreciation                                                       305,141          284,735
                                                                               ------------------------------
    Net property, plant and equipment                                             1,325,053        1,251,427
                                                                               ------------------------------
Current assets:
    Cash and cash equivalents                                                         1,135            4,575
    Accounts receivable and unbilled revenues, net                                   60,586           51,223
    Inventory, materials and supplies                                                 4,821            4,352
    Prepayments and other current assets                                              4,317            7,054
                                                                               ------------------------------
    Total current assets                                                             70,859           67,204
                                                                               ------------------------------

Regulatory assets                                                                    78,128           67,757
Deferred charges and other assets, net                                               21,937           24,148
Funds restricted for construction activity                                           13,635            3,474
                                                                               ------------------------------
                                                                                $ 1,509,612      $ 1,414,010
                                                                               ==============================
                   Liabilities and Stockholders' Equity
Stockholders' equity:
    6.05% Series B cumulative preferred stock                                       $ 1,760          $ 1,760
    Common stock at $.50 par value, authorized 100,000,000 shares,
         issued 55,403,310 and 54,520,300 in 2001 and 2000                           27,702           27,260
    Capital in excess of par value                                                  304,260          291,013
    Retained earnings                                                               137,379          123,911
    Minority interest                                                                   795            2,823
    Treasury stock, 888,428 and 844,376 shares in 2001 and 2000                     (16,415)         (15,346)
    Accumulated other comprehensive income                                              726              926
                                                                               ------------------------------
    Total stockholders' equity                                                      456,207          432,347
                                                                               ------------------------------

Long-term debt, excluding current portion                                           513,636          468,769
Commitments                                                                               -                -
Current liabilities:
    Current portion of long-term debt                                                 3,891            3,943
    Loans payable                                                                   101,751          100,994
    Accounts payable                                                                 13,285           20,635
    Accrued interest                                                                  8,843           10,199
    Accrued taxes                                                                    27,820           15,815
    Dividends payable                                                                 9,143                -
    Other accrued liabilities                                                        18,692           21,597
                                                                               ------------------------------
    Total current liabilities                                                       183,425          173,183
                                                                               ------------------------------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                                159,158          151,718
    Customers' advances for construction                                             59,778           58,718
    Other                                                                            11,298            9,109
                                                                               ------------------------------
    Total deferred credits and other liabilities                                    230,234          219,545
                                                                               ------------------------------

Contributions in aid of construction                                                126,110          120,166
                                                                               ------------------------------
                                                                                $ 1,509,612      $ 1,414,010
                                                                               ==============================

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)


                                                                   Nine Months Ended
                                                                     September 30,
                                                              ---------------------------
                                                                  2001          2000
                                                              ---------------------------
Operating revenues                                                $ 232,159    $ 204,825

Costs and expenses:
  Operations and maintenance                                         81,642       74,315
  Depreciation                                                       28,361       23,956
  Amortization                                                        1,642        1,175
  Taxes other than income taxes                                      15,488       17,039
  Recovery of restructuring costs                                         -       (1,136)
                                                              ---------------------------
                                                                    127,133      115,349
                                                              ---------------------------

Operating income                                                    105,026       89,476

Other expense (income):
  Interest expense, net                                              30,027       30,127
  Allowance for funds used during construction                         (865)      (2,260)
  Gain on sale of other assets                                       (3,097)      (2,576)
  Minority interest                                                       -           76
  Recovery of merger transaction costs                                    -       (2,905)
                                                              ---------------------------
Income before income taxes                                           78,961       67,014
Provision for income taxes                                           31,085       26,584
                                                              ---------------------------
Net income                                                           47,876       40,430
Dividends on preferred stock                                             80           80
                                                              ---------------------------
Net income available to common stock                               $ 47,796     $ 40,350
                                                              ===========================

Net income                                                         $ 47,876     $ 40,430
Other comprehensive loss, net of tax                                   (200)        (390)
                                                              ---------------------------
Comprehensive income                                               $ 47,676     $ 40,040
                                                              ===========================
Net income per common share:
  Basic                                                              $ 0.88       $ 0.79
                                                              ===========================
  Diluted                                                            $ 0.87       $ 0.78
                                                              ===========================
Average common shares outstanding during the period:
  Basic                                                              54,188       51,351
                                                              ===========================
  Diluted                                                            54,847       51,840
                                                              ===========================


See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)


                                                                              Three Months Ended
                                                                                 September 30,
                                                                          ----------------------------
                                                                              2001          2000
                                                                          ----------------------------
Operating revenues                                                             $ 84,726      $ 72,123

Costs and expenses:
  Operations and maintenance                                                     28,994        25,037
  Depreciation                                                                    9,679         8,040
  Amortization                                                                      497           517
  Taxes other than income taxes                                                   4,550         5,460
  Recovery of restructuring costs                                                     -          (740)
                                                                          ----------------------------
                                                                                 43,720        38,314
                                                                          ----------------------------

Operating income                                                                 41,006        33,809

Other expense (income):
  Interest expense, net                                                           9,861        10,282
  Allowance for funds used during construction                                     (353)         (541)
  Gain on sale of other assets                                                     (188)       (1,213)
  Minority interest                                                                   -            30
  Recovery of merger transaction costs                                                -        (2,242)
                                                                          ----------------------------
Income before income taxes                                                       31,686        27,493
Provision for income taxes                                                       12,380        10,927
                                                                          ----------------------------
Net income                                                                       19,306        16,566
Dividends on preferred stock                                                         27            27
                                                                          ----------------------------
Net income available to common stock                                           $ 19,279      $ 16,539
                                                                          ============================

Net income                                                                     $ 19,306      $ 16,566
Other comprehensive income (loss), net of tax                                      (212)          120
                                                                          ----------------------------
Comprehensive income                                                           $ 19,094      $ 16,686
                                                                          ============================
Net income per common share:
  Basic                                                                          $ 0.35        $ 0.32
                                                                          ============================
  Diluted                                                                        $ 0.35        $ 0.32
                                                                          ============================
Average common shares outstanding during the period:
  Basic                                                                          54,402        51,647
                                                                          ============================
  Diluted                                                                        55,075        52,189
                                                                          ============================



See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)



                                                                                           September 30,     December 31,
                                                                                               2001              2000
                                                                                        ----------------------------------
                                                                                                   (Unaudited)
Stockholders' equity:
     6.05% Series B cumulative preferred stock                                               $   1,760          $   1,760
     Common stock, $.50 par value                                                               27,702             27,260
     Capital in excess of par value                                                            304,260            291,013
     Retained earnings                                                                         137,379            123,911
     Minority interest                                                                             795              2,823
     Treasury stock                                                                            (16,415)           (15,346)
     Accumulated other comprehensive income                                                        726                926
                                                                                        ----------------------------------
Total stockholders' equity                                                                     456,207            432,347
                                                                                        ----------------------------------
Long-term debt:
First Mortgage Bonds secured by utility plant:
                  Interest Rate Range
                     0.00% to  2.49%                                                             8,378              4,368
                     2.50% to  4.99%                                                             8,762              6,712
                     5.00% to  5.49%                                                            36,919              6,667
                     5.50% to  5.99%                                                            31,060             31,060
                     6.00% to  6.49%                                                           160,525            145,570
                     6.50% to  6.99%                                                            55,200             55,200
                     7.00% to  7.49%                                                            60,000             62,007
                     7.50% to  7.99%                                                            23,000             23,000
                     8.00% to  8.49%                                                            17,603             16,621
                     8.50% to  8.99%                                                             9,000             10,460
                     9.00% to  9.49%                                                            53,615             53,615
                     9.50% to  9.99%                                                            46,031             49,831
                    10.00% to 10.50%                                                             6,000              6,167
                                                                                        ----------------------------------
Total First Mortgage Bonds                                                                     516,093            471,278
Installment note payable, 9%, due in equal annual payments through 2013                          1,434              1,434
                                                                                        ----------------------------------
                                                                                               517,527            472,712
Current portion of long-term debt                                                                3,891              3,943
                                                                                        ----------------------------------
Long-term debt, excluding current portion                                                      513,636            468,769
                                                                                        ----------------------------------
Total capitalization                                                                       $   969,843        $   901,116
                                                                                        ==================================


See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                                September 30,
                                                                                     ------------------------------
                                                                                          2001           2000
                                                                                     ------------------------------
Cash flows from operating activities:
   Net income                                                                           $  47,876      $  40,430
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                                        30,003         25,131
      Deferred income taxes                                                                 7,788          6,247
      Gain on sale of other assets                                                         (3,097)        (2,576)
      Net increase in receivables, inventory and prepayments                               (7,030)        (6,971)
      Net decrease in payables, accrued interest, accrued taxes
         and other accrued liabilities                                                        (11)        (7,830)
      Payment of Competitive Transition Charge                                            (11,465)             -
      Other                                                                                 2,628         (4,951)
                                                                                     ----------------------------
Net cash flows from operating activities                                                   66,692         49,480
                                                                                     ----------------------------
Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $865 and $2,260                                (86,431)       (81,651)
   Net increase in funds restricted for construction activity                             (10,161)             -
   Net proceeds from the sale (purchases) of other assets                                   3,971          3,131
   Acquisitions of water and wastewater systems                                            (4,309)        (2,506)
   Other                                                                                       54         (3,426)
                                                                                     ----------------------------
Net cash flows used in investing activities                                               (96,876)       (84,452)
                                                                                     ----------------------------
Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                             2,476          4,937
   Repayments of customers' advances                                                       (3,064)        (2,691)
   Net proceeds (repayments) of short-term debt                                            31,842        (22,519)
   Proceeds from long-term debt                                                            19,817         49,321
   Repayments of long-term debt                                                            (7,691)        (3,936)
   Proceeds from issuing common stock                                                      10,283         34,454
   Repurchase of common stock                                                              (1,575)        (3,543)
   Dividends paid on preferred stock                                                          (80)           (80)
   Dividends paid on common stock                                                         (25,186)       (22,161)
   Other                                                                                      (78)           174
                                                                                     ----------------------------
Net cash flows from financing activities                                                   26,744         33,956
                                                                                     ----------------------------

Net decrease in cash and cash equivalents                                                  (3,440)        (1,016)
Cash and cash equivalents at beginning of period                                            4,575          4,658
                                                                                     ----------------------------
Cash and cash equivalents at end of period                                               $  1,135       $  3,642
                                                                                     ============================


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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)
                                   (UNAUDITED)

Note 1    Basis of Presentation
          ---------------------

          The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation ("PSC") at September 30, 2001, the consolidated statements of income and comprehensive income for the nine months and quarter ended September 30, 2001 and 2000, and the consolidated statements of cash flow for the nine months ended September 30, 2001 and 2000, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the PSC Annual Report on Form 10-K for the year ended December 31, 2000 and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2001 and March 31, 2001. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with current year's presentation.

Note 2    Stockholders' Equity
          --------------------

          On August 7, 2001, PSC's Board of Directors declared a 5-for-4 common stock split effected in the form of a 25% stock distribution for shareholders of record on November 16, 2001. The new shares will be distributed on December 1, 2001. PSC's par value of $.50 per share will not change as a result of the common stock distribution, and as a result, on the distribution date an amount will be transferred from Capital in Excess of Par Value to Common Stock to record the common stock split. The share and per share data contained in this Quarterly Report on Form 10-Q have not been restated to give effect to this stock distribution.

          PSC reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income:

                                                                                   2001        2000
                                                                              -------------------------
          Balance at January 1,                                                   $  926       $ 2,020
            Unrealized gains (losses) on sales of marketable securities:
              Unrealized holding gain (loss) arising during the period,
                net of tax of $54 in 2001 and $100 in 2000                           (98)          186
              Less: reclassification adjustment for gains included in
                net income, net of tax of $54 in 2001 and $409 in 2000              (102)         (576)
                                                                              -------------------------
              Other comprehensive income (loss), net of tax                         (200)         (390)
                                                                              -------------------------
          Balance at September 30,                                                $  726       $ 1,630
                                                                              =========================

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 3    Long-term Debt and Loans Payable
          --------------------------------

          In September 2001, our Ohio operating subsidiary issued $12,000 of tax-exempt bonds due in 2031 at a rate of 5.00%. During the first nine months of 2001, operating subsidiaries also issued $7,814 of long-term debt at varying rates of interest ranging from 0% to 3.24% and due at various times through 2031. The proceeds of these issues were used to reduce a portion of the balance of short-term debt. At September 30, 2001, the Trustees for three financing issues held $13,635 pending completion of the projects financed with the issues and are reported in the consolidated balance sheet as funds restricted for construction activity. In October 2001, Philadelphia Suburban Water Company ("PSW") issued a First Mortgage Bond of $15,000 6.21% Series due 2011. In November 2001, PSW issued $30,000 in First Mortgage Bonds 5.35% Series due 2031 as security for an equal amount of Bonds issued by the Delaware County Industrial Development Authority. The proceeds from the bonds issued in November 2001 are restricted to funding the costs of certain capital projects. As of the closing, project costs of $16,374 were already incurred and accordingly the Trustee transferred such amounts to PSW. The remainder of the proceeds are being held by the Trustee pending completion of the projects financed with this issue. As a result of the October and November issuances, $31,374 of the balance of loans payable has been classified as long-term debt as of September 30, 2001.

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

                                                           Nine Months Ended         Three Months Ended
                                                              September 30,             September 30,
                                                      --------------------------- ---------------------------
                                                          2001           2000         2001           2000
                                                      --------------------------- ---------------------------
Average common shares outstanding during
   the period for Basic computation                        54,188         51,351       54,402         51,647
Dilutive effect of employee stock options                     659            489          673            542
                                                      --------------------------- ---------------------------
Average common shares outstanding during
   the period for Diluted computation                      54,847         51,840       55,075         52,189
                                                      =========================== ===========================

Note 5    Acquisitions
          -------------

          During the first nine months of 2001, sixteen acquisitions or growth ventures were completed in the various states in which the company operates. The total purchase price of $8,070 for the systems acquired consisted of $4,309 in cash and the issuance of 195,368 shares of PSC's common stock.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 6    Water Rates
          -----------

          PSC's Pennsylvania water utility subsidiaries filed an application with the Pennsylvania Public Utilities Commission on November 9, 2001 requesting a $28,000 or 13.4% increase in annual revenues. The application is currently pending before the PAPUC and a final determination is anticipated by August 2002. During the first nine months of 2001, Consumers Water Company ("CWC") operating subsidiaries were allowed rate increases designed to increase revenues by $4,799 on an annual basis, representing nine rate decisions in various states. Revenues from these rate increases realized in the first nine months of 2001 were approximately $2,985.

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

Note 8    Recent accounting pronouncements
          --------------------------------

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 1999 amended this standard by issuing SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In September 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133. SFAS No. 138 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137 changed the timing of the implementation of SFAS No. 133. The adoption of these statements on January 1, 2001 did not have a material impact on our results of operations or financial condition. As of September 30, 2001, we had no derivative instruments or hedging activities.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

          In July 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. When the liability is initially recognized, the carrying amount of the related long-lived asset is increased by the same amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we may settle the obligation for its recorded amount, or an alternative amount, thereby incurring a gain or loss upon settlement. We intend to adopt this statement as required in 2003. We are currently evaluating the provisions of this statement and have not yet determined the effect of adoption on our results of operations or financial position.

          In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." We intend to adopt SFAS No. 144 on or before January 1, 2002 as required. We do not expect that the adoption of SFAS No. 144 will have an impact on our results of operations or financial position.

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


                               Financial Condition
                               -------------------

During the first nine months of 2001, we had $86,431 of capital expenditures, acquired water and wastewater systems for $4,309, repaid $2,928 of customer advances for construction and made sinking fund contributions and other loan repayments of $7,691. The capital expenditures were related to new water mains and customer service lines, the rehabilitation of existing water mains, hydrants and customer service lines, in addition to treatment plant, well and booster improvements.

During the first nine months of 2001, the proceeds from the issuance of long-term debt, proceeds from the issuance of common stock, internally generated funds, available working capital and funds available under our revolving credit agreement and other credit facilities were used to fund the cash requirements discussed above and to pay dividends. In September 2001, our Ohio operating subsidiary issued $12,000 of tax-exempt bonds due in 2031 at a rate of 5.00%. During the nine months, operating subsidiaries also issued $9,672 of long-term debt at varying rates of interest ranging from 0% to 3.24% and due at various times through 2031. The proceeds of these issues were used to reduce a portion of the balance of short-term debt at each of the respective operating subsidiaries. Effective with the December 1, 2001 payment, PSC has increased the quarterly cash dividend on common stock from $.155 per share to $.1656 per share on a pre-split basis.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


At September 30, 2001, we had short-term lines of credit of $190,019, of which $56,894, was available.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


                              Results of Operations
                              ---------------------

   Analysis of First Nine Months of 2001 Compared to First Nine Months of 2000
   ---------------------------------------------------------------------------

Revenues for the first nine months of 2001 increased $27,334 or 13.3% primarily due to increased water rates, particularly as a result of the April 2000 Pennsylvania rate settlement, an increase in water consumption and additional water and wastewater revenues associated with acquisitions. The increase in water consumption is associated with the relatively warmer, drier weather experienced in the second and third quarters of 2001 as compared to 2000 in Pennsylvania, New Jersey and Ohio. The additional revenues associated with acquisitions are a result of the larger customer base.

Operations and maintenance expenses increased by $7,327 or 9.9% due to the additional operating costs associated with acquisitions, increased water production expenses associated with the higher water consumption, increased wage and benefit costs, and increased insurance expense, offset partially by reduced maintenance costs. The reduction in maintenance costs are a result of the relatively mild winter weather experienced in 2001 as compared to 2000.

Depreciation expense increased $4,405 or 18.4% reflecting the utility plant placed in service since the third quarter of 2000, including the assets acquired through system acquisitions.

Amortization increased $467 primarily due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes decreased by $1,551 or 9.1% due to a reduction in state and local taxes and a decrease in the Pennsylvania Capital Stock Tax. The decrease in state and local taxes is a result of a reduction in the current year tax assessment and a reduction in the tax assessment for a prior year period resulting in a refund being received in 2001. The Pennsylvania Capital Stock Tax decreased due to a reduction in the tax rate.

The recovery of restructuring costs of $1,136 in the first nine months of 2000 resulted from the April 2000 rate settlement. These costs were charged off in 1999 when the CWC merger was completed.

Interest expense decreased by $100 or 0.3% primarily due to decreased interest rates on short-term borrowings, offset partially by increased borrowings to finance on-going capital projects.

Allowance for funds used during construction decreased by $1,395 primarily due to a decrease in the average balance of utility plant construction work in progress and a decrease in the AFUDC rate which is based on short-term interest rates. The decrease in the average balance of utility plant construction work in progress resulted from the completion of the construction of a $35,000 water treatment plant at one of the operating subsidiaries. Construction commenced on this facility in December 1997 and was completed in the third quarter of 2000.

Gain on sale of other assets was $3,097 in the first nine months of 2001 and $2,576 in the same period of 2000. The change is a result of an increase in gains recognized on land sales of $1,427, offset partially by a decrease in gains of marketable securities of $906.

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

Our effective income tax rate was 39.4% in the first nine months of 2001 and 39.7% in the first nine months of 2000. The change is due to a difference between tax deductible expenses and book expenses.

Net income available to common stock for the first nine months of 2001 increased by $7,446 or 18.5%, in comparison to 2000 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.09 or 11.5% reflecting the change in net income and a 5.8% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the 1,653,125 share stock offering in September 2000, additional shares sold or issued through the dividend investment plan, employee stock and incentive plan, and shares issued in connection with acquisitions.

                              Results of Operations
                              ---------------------

       Analysis of Third Quarter of 2001 Compared to Third Quarter of 2000
       -------------------------------------------------------------------

Revenues for the quarter increased $12,603 or 17.5% primarily as a result of an increase in water consumption, the increased water rates granted to the operating subsidiaries, and additional water and wastewater revenues associated with acquisitions. The increase in water consumption is associated with the relatively warmer, drier weather experienced in the third quarter of 2001 as compared to 2000. The 2000 weather patterns were generally cooler and wetter than normal in Pennsylvania and Ohio. The increased water rates are primarily associated with the rate increases granted in Illinois, New Jersey and Ohio. The additional water and wastewater revenues associated with acquisitions are a result of the larger customer base.

Operations and maintenance expenses increased by $3,957 or 15.8% primarily due to the additional operating costs associated with acquisitions, increased water production expenses associated with the higher water consumption, higher insurance expense, increased wage and benefit costs, and higher bad debt expense. Bad debt expense increased as a result of account collection slowing, believed to be due to a change in general economic conditions in portions of our service territories.

Depreciation expense increased $1,639 or 20.4% reflecting the utility plant placed in service since the third quarter of 2000, including the assets acquired through system acquisitions.

Amortization decreased $20 or 3.9% primarily due to the completion of the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes decreased by $910 or 16.7% due to a reduction in state and local taxes and a decrease in the Pennsylvania Capital Stock Tax. The decrease in state and local taxes is a result of a reduction in the tax assessment for a prior year period resulting in a refund being received in the third quarter of 2001 and a reduction in the current year tax assessment. The Pennsylvania Capital Stock Tax decreased due to a reduction in the tax rate.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


Interest expense decreased by $421 or 4.1% primarily due to decreased interest rates on borrowings, offset partially by additional borrowings to finance on-going capital projects.

Allowance for funds used during construction ("AFUDC") decreased by $188 primarily due to a decrease in the average balance of utility plant construction work in progress and a decrease in the AFUDC rate which is based on short-term interest rates. The decrease in the average balance of utility plant construction work in progress resulted from the completion of the construction of a $35,000 water treatment plant at one of the operating subsidiaries in the third quarter of 2000.

Gain on sale of other assets was $188 in the third quarter of 2001 and $1,213 in the third quarter of 2000. The change is a result of a decrease in the gains recognized on land sales of $1,125, offset partially by an increase in gains of marketable securities of $100.

The recovery of merger transaction costs of $2,242 in the third quarter of 2000 resulted from the April 2000 rate settlement. These costs were charged off in 1999 when the CWC merger was completed.

Our effective income tax rate was 39.1% in the third quarter of 2001 and 39.7% in the third quarter of 2000. The change is due to a difference between tax deductible expenses and book expenses.

Net income available to common stock for the third quarter of 2001 increased by $2,740 or 16.6%, in comparison to 2000 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.03 or 9.4% reflecting the change in net income and a 5.5% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through the dividend reinvestment plan, employee stock and incentive plan, shares issued in connection with the stock acquisitions, and the 1,653,125 share stock offering in September 2000.

                                  Recent Events
                                  -------------

Security - In light of recent concerns regarding security in the wake of the September 11, 2001 terrorist attacks, PSC has increased security measures at its facilities. These increased security measures were not made in response to any specific threat. PSC and its operating subsidiaries are in contact with federal, state and local authorities and industry trade associations regarding current information on possible threats and security measures for water utility operations. The cost of the increased security measures is expected to be fully recoverable in water rates and is not expected to have a material impact on our results from operations or financial condition.

Water supplies - Our utility customers are located in six states and as of September 30, 2001, 57% were located in Southeastern Pennsylvania. In November 2001, the Governor of the Commonwealth of Pennsylvania declared a drought warning for nine counties in Pennsylvania, including one of the five counties we serve, and a drought watch for ten counties, including three of the other counties we serve, in Southeastern Pennsylvania. A drought warning calls for a 10 to 15 percent voluntary reduction of water use, particularly non-essential uses of water, and a drought watch calls for a five percent voluntary reduction of water use. Our water supplies remain adequate at this time. Because the drought warning declaration was issued in the fall, when nonessential and recreational uses of water are traditionally already low, this action is not expected to have a significant impact on water revenues.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


                   Impact of Recent Accounting Pronouncements
                   ------------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 1999 amended this standard by issuing SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In September 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133. SFAS No. 138 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137 changed the timing of the implementation of SFAS No. 133. The adoption of these statements on January 1, 2001 did not have a material impact on our results of operations or financial condition. As of September 30, 2001, we had no derivative instruments or hedging activities.

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

In July 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. When the liability is initially recognized, the carrying amount of the related long-lived asset is increased by the same amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we may settle the obligation for its recorded amount, or an alternative amount, thereby incurring a gain or loss upon settlement. We intend to adopt this statement as required in 2003. We are currently evaluating the provisions of this statement and have not yet determined the effect of adoption on our results of operations or financial position.

In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." We intend to adopt SFAS No. 144 on or before January 1, 2002 as required. We do not expect that the adoption of SFAS No. 144 will have an impact on our results of operations or financial position.

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


November 13, 2001

                                           PHILADELPHIA SUBURBAN CORPORATION
                                           ---------------------------------
                                                        Registrant



                                           /s/     Nicholas DeBenedictis
                                           -------------------------------------
                                                   Nicholas DeBenedictis
                                                   Chairman and President


                                           /s/       David P. Smeltzer
                                           -------------------------------------
                                                     David P. Smeltzer
                                                Senior Vice President - Finance
                                                  and Chief Financial Officer