Form 10-K
period 2001-12-31
PHILADELPHIA SUBURBAN CORP
filed 2002-03-20
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001            Commission File
                                                       number 1-6659

                        PHILADELPHIA SUBURBAN CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                23-1702594
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania              19010-3489
------------------------------------------------              -----------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including
area code:                                                  (610)-527-8000
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

Yes    x          No
    -------          ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002.

         $1,345,282,568

         For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by March 1, 2002, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.

The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2002.

         68,486,101

Documents incorporated by reference

         (1) Portions of registrant's 2001 Annual Report to Shareholders have been incorporated by reference into Parts I and II of this Form 10-K Report.

         (2) Portions of the Proxy Statement, relative to the May 16, 2002 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, have been incorporated by reference into Part III of this Form 10-K Report.

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

         o changes in government regulations, including environmental and public utility regulations;

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

                                     PART I

Item 1.         Business

The Company

         Philadelphia Suburban Corporation (referred to as "we" or "us") is the holding company for regulated utilities providing water or wastewater services to approximately 2 million people in Pennsylvania, Ohio, Illinois, New Jersey, Maine, and North Carolina. Our two primary subsidiaries are Pennsylvania Suburban Water Company, a regulated public utility that provides water or wastewater services to about 1.3 million residents in the suburban areas north and west of the City of Philadelphia and in ten other counties in Pennsylvania, and Consumers Water Company, a holding company for several regulated public utility companies that provide water or wastewater service to about 700,000 residents in various communities in four states. Other subsidiaries provide water or wastewater services in parts of Pennsylvania, North Carolina and Ohio. In January 2002, Philadelphia Suburban Water Company and various of our other Pennsylvania operating subsidiaries were merged together into Pennsylvania Suburban Water Company. The purpose of the merger was to achieve certain legal, financing and administrative efficiencies and benefits. For operational purposes, those entities will continue to do business under their former names. For discussion purposes, all references to Pennsylvania Suburban Water Company relates to Pennsylvania Suburban Water Company or its predecessor companies.

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

         Consumers Water Company owns 100% of the voting stock of three water companies operating in Ohio, Illinois and Maine, and at least 99% of the voting stock of one water company operating in New Jersey. Consumers Water Company's subsidiaries operate 24 divisions in these four states, providing water service to approximately 700,000 people.

         The following table indicates by geographic area our number of customers served and utility revenues (water and wastewater revenues) for the year ended December 31, 2001:
                                                                     Number
                                                       Utility         of
                                                      Revenues     Customers
                                                       (000's)       Served
                                                     -----------------------

Suburban Philadelphia                                $ 185,451      347,728
Pennsylvania*                                           25,192       47,121
Ohio                                                    34,662       83,299
Illinois                                                28,571       64,030
New Jersey                                              15,584       37,937
Maine                                                    8,675       16,882
North Carolina                                           2,053        5,513
                                                     ----------------------
                                                     $ 300,188      602,510
                                                     ======================


 * Other than suburban Philadelphia.

         The following table indicates by customer class our number of customers served and utility revenues for the year ended December 31, 2001:

                                                             Number
                                               Utility         of
                                              Revenues     Customers
Customer class                                 (000's)       Served
--------------                               -----------------------

Residential                                  $ 188,303      526,776
Commercial                                      53,103       29,745
Industrial                                      16,140        1,454
Other                                           35,682        9,947
Wastewater and operating contracts               6,960       34,588
                                             -----------------------
                                             $ 300,188      602,510
                                             =======================

         Our customer base is primarily residential, representing approximately 63% of our total sales. Substantially all of our water customers are metered, which allows us to measure our customers' water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during the late spring and early summer. In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases water consumption. Also, an increase in the average temperature generally causes an increase in water consumption. See "Water Supplies and Facilities" for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. Our exposure to regional weather conditions is lessened by our geographic diversity, as our customers are located in six states. During 2001, we experienced relatively dry weather and warmer temperatures than normal in portions of our service territory, particularly suburban Philadelphia, New Jersey and Maine. The 2001 weather conditions resulted in increased water consumption in these portions of our service territory, in contrast to the cool and wet weather conditions in these same areas during the summer of 2000, which resulted in a decline in water consumption during this period in 2000.

         The growth in revenues over the past three years is a result of increases in the customer base and in water rates. Excluding customers added through acquisitions and other growth ventures, during the three-year period of 1999 through 2001, our customer base grew at an annual compound rate of 1.2%. Including acquisitions and other growth ventures, our customer base increased at an annual compound rate of 4.1% during this period. The customer growth rate in 2001 was 4.0%. Our business combination with Consumers Water Company in 1999 has enabled us to grow through acquisitions in the areas where Consumers operates, and to enter a new state, North Carolina, in 2000.

Acquisitions and Water Sale Agreements

         With more than 50,000 community water systems in the U.S. (85% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric and water). The nation's water systems range in size from large municipally-owned systems, like the New York City water system that serves about 9 million people, to small systems, where a few customers share a common well. In the states where we operate, we believe there are over 8,800 public water systems of widely varying size.

         Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. According to the U.S Environmental Protection Agency's most recent survey of publicly-owned wastewater treatment facilities in 1996, there are approximately 16,000 such facilities in the nation serving approximately 72% of the U.S. population. The vast majority of wastewater facilities are government-owned rather than privately-owned. That survey also indicates that there are about 3,500 such facilities in operation or planned in the six states where we operate.

         We believe that there are many potential water and wastewater system acquisition candidates throughout the United States because of the fragmented nature of these industries. We believe the factors driving consolidation of these systems are:

o the benefits of economies of scale, including the development of technological expertise that would not be feasible in a smaller organization;
o   increasingly stringent environmental regulations; and
o   the need for capital investment.

         We believe that acquisitions will continue to be an important source of growth for us. We intend to continue to pursue acquisitions of municipally-owned and investor-owned water systems of all sizes that provide services in the vicinity of our existing service territories or in new service areas, and we intend to pursue wastewater system acquisitions, typically when the wastewater system acquisition complements a water system opportunity. We engage in continuing activities with respect to potential acquisitions, including performing analyses and investigations of acquisition candidates, making preliminary acquisition proposals and negotiating the terms of potential acquisitions.

         During the past five years, exclusive of the Consumers Water Company merger we have completed 73 acquisitions or other growth ventures adding approximately 66,200 customers to our customer base. The largest of these transactions was the acquisition of the water utility assets of Bensalem Township in December 1999, which has added 14,945 customers. We are actively exploring other opportunities to expand our utility operations through acquisitions or otherwise.

Water Supplies and Water Facilities

         Our water utility operations obtain their water supplies from surface water sources such as reservoirs, lakes, ponds, rivers and streams, in addition to obtaining water from wells and purchasing water from other water suppliers. Less than 10% of our water sales are purchased from other suppliers. We believe that we have all of the necessary permits to obtain the water we distribute. Our supplies are sufficient for anticipated daily demand and normal peak demand under normal weather conditions. Our supplies by service area are as follows:

o Suburban Philadelphia - The principal supply of water is surface water from the Schuylkill River, Delaware River, eight rural streams which are tributaries of the Schuylkill and Delaware Rivers, and the Upper Merion Reservoir, a former quarry now impounding groundwater. Wells and interconnections with adjacent municipal authorities supplement these surface supplies.

o Pennsylvania (other than suburban Philadelphia) - The Roaring Creek Division draws its water from a man-made lake within a 12,000 acre watershed and two wells also located in the watershed. The Susquehanna Division obtains its water supply from wells. The Shenango Division draws its water from the Shenango River. The Waymart Division's water supply is principally from wells.

o Ohio - Water supply is obtained for customers in Lake County from Lake Erie. Customers in Mahoning County obtain their water from man-made lakes and the Ashtabula division is supplied by purchased water. Water supply is obtained for customers in Stark and Summit Counties from wells.

o Illinois - Water supply is obtained for customers in Kankakee County from the Kankakee River and satellite wells, while customers in Vermilion County are supplied from Lake Vermilion. In Will, Lee, Boone, Lake and Knox counties, our customers are served from deep and shallow well systems.

o New Jersey - Water supply in our three non-contiguous divisions is obtained from wells and is supplemented with purchased water.

o Maine - Eleven non-contiguous water systems obtain their water supply as follows: five systems use groundwater, five systems use surface water and one system purchases water from a neighboring municipal district.

o North Carolina - Water supply in 105 non-contiguous divisions is obtained from wells and 2 divisions purchase water from neighboring municipalities.

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

         On occasion, drought warnings and water use restrictions are issued by governmental authorities for portions of our service territories in response to extended periods of dry weather conditions. The timing and duration of the warnings and restrictions can have an impact on our water revenues and net income. In general, water consumption in the summer months are affected by drought warnings and restrictions to a higher degree because nonessential and recreational use of water is highest and at times other than the summer months, warnings and restrictions generally have less of an effect on water consumption. In November 2001, a drought warning was declared in nine counties in Pennsylvania, including one of the five counties we serve in southeastern Pennsylvania. A drought warning calls for a 10 to 15 percent voluntary reduction of water use, particularly non-essential uses of water. In February 2002, a drought emergency was declared in 24 counties, including seven of the counties we serve in Pennsylvania. A drought emergency imposes a ban on nonessential water use.

         On occasion, there have been other water use restrictions in Pennsylvania and New Jersey during the past three years, however, the restrictions did not have a significant impact on operating revenues and we had sufficient quantities of raw water and maintained adequate storage levels of treated water.

Economic Regulation

         Our water and wastewater utility operations are subject to regulation by their respective state regulatory commissions, which have broad administrative power and authority to regulate rates and charges, determine franchise areas and conditions of service and authorize the issuance of securities. The regulatory commissions also establish uniform systems of accounts and approve the terms of contracts with affiliates and customers, business combinations with other utility systems, loans and the purchases or sales of property. The profitability of our utility operations is influenced to a great extent by the timeliness and adequacy of rate allowances in the various states in which we operate. Accordingly, we maintain a rate case management capability to provide that the tariffs of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations, capital, taxes, energy, materials and compliance with environmental regulations. Rates for some divisions of our Ohio water utility can be fixed by negotiated agreements with the municipalities that are served by those divisions in lieu of regulatory approval from the Public Utilities Commission of Ohio. Currently, two of the six regulated divisions in Ohio are operating under such rate ordinances.

         The Pennsylvania Public Utility Commission ("PAPUC") permits Pennsylvania water utilities to add a surcharge to their water bills. The revenues earned from the surcharge offsets the additional depreciation and capital costs associated with certain capital expenditures related to replacing and rehabilitating distribution systems. In general, the capital expenditures are associated with projects that are non-revenue producing, non-expense reducing replacements and rehabilitation distribution system improvements. The surcharge is known as a Distribution System Improvement Charge ("DSIC"). Prior to the DSIC, water utilities absorbed all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues. The gap between the time that a capital project is completed and the recovery of its costs in base rates is known as regulatory lag. The DSIC is intended to eliminate or reduce regulatory lag that often acted as a disincentive to water utilities in rehabilitating their distribution systems. The DSIC is adjusted quarterly based on additional qualified capital expenditures made in the previous quarter. The DSIC may never exceed 5% of the base rates in effect. The DSIC is reset to zero when new base rates that reflect the costs of those additions become effective. The PAPUC also limits use of the DSIC to periods when a company's return on equity is less than a benchmark it establishes each quarter.

         In 2001, the Illinois Commerce Commission issued regulations implementing an infrastructure surcharge mechanism known as a Qualifying Infrastructure Plant Surcharge ("QIPS") for use by Illinois water and wastewater utilities. QIPS is similar to DSIC, however, it is established annually and prospectively based on anticipated qualifying capital expenditures, and it includes a broader range of qualifying capital expenditures, including certain wastewater capital expenditures. Consumers Illinois Water Company has received approval to add a QIPS to its bills in three of its operating divisions beginning January 1, 2002 at various rates ranging from 1.06% to 2.49%. We are currently working to establish DSIC mechanisms in the other states in which we operate.

         In general, we believe that Philadelphia Suburban Corporation and its subsidiaries have valid authority, free from unduly burdensome restrictions, to enable us to carry on our business as presently conducted in the territories we now serve. The rights to provide water or wastewater service to a particular franchised service territory are generally non-exclusive, although the applicable regulatory commissions usually allow only one utility to provide service to a given area. In some instances, another water utility provides service to a separate area within the same political subdivision served by one of our subsidiaries. In the states where our subsidiaries operate, it is possible that portions of our subsidiaries' operations could be acquired by municipal governments by one or more of the following methods:

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

         In Ashtabula County, Consumers Ohio Water Company provides water service to several municipalities and to areas of the county that are located outside of these municipalities. Ashtabula County has proposed, under a 1959 agreement with Consumers Ohio Water Company, to purchase certain assets of Consumers Ohio Water Company that are located outside of these municipalities. This proposal resulted in litigation over the question of whether Ashtabula County's right to purchase includes all of the assets located outside of these municipalities or only those assets that are not essential for providing service to these municipalities. The court denied the County's request to acquire all assets outside of these municipalities; yet, the assets which may be purchased have not been defined. A court hearing has been scheduled in mid-2002 to define the assets that may be purchased. It is not certain that the County will proceed with an acquisition if all the assets cannot be purchased. If the County does proceed to acquire all or some of these assets, we believe that Consumers Ohio Water Company will be entitled to fair market value for these assets, which we believe will be in excess of the book value for these assets.

         The City of Geneva in Ashtabula County, Ohio, has passed an ordinance seeking authorization to condemn the assets of Consumers Ohio Water Company that are located in Geneva. The issue was submitted to a referendum in November 2000, whereby voters by a margin of 16 votes affirmed the ordinance. The City has engaged a consulting firm to assist it in valuing the assets that may be condemned. If the City condemns these assets, we believe that Consumers Ohio Water Company will be entitled to fair market value for these assets, which we believe will be in excess of the book value for these assets. The total number of customers included in the Ashtabula and Geneva systems discussed above represent approximately 1% of our total customer base.

Environmental Regulation

         The provision of water and wastewater services is governed primarily by the federal Safe Drinking Water Act, the Clean Water Act and related state laws, and state and federal regulations issued under these laws by the Environmental Protection Agency and state environmental regulatory agencies. These laws and regulations establish criteria and standards for drinking water and for discharges into the waters of the United States. The states may have the right to establish criteria and standards that are stricter than those established by the Environmental Protection Agency. In addition, we are subject to federal and state laws and other regulations relating to residual waste disposal, dam safety and other operations of our subsidiaries.

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

Safe Drinking Water Act - The Safe Drinking Water Act establishes criteria and procedures for the Environmental Protection Agency to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act set standards on the amount of certain microbial and chemical contaminants and radionuclides allowable in drinking water. The 1996 Amendments to the Safe Drinking Water Act require the Environmental Protection Agency to analyze both the benefits and the costs of compliance when considering new or stricter water quality standards. Current requirements under the Safe Drinking Water Act are not expected to have a material impact on our operations or financial condition. We may, in the future, be required to change our method of treating drinking water at certain sources of supply if additional regulations become effective. The 1996 amendments to the Safe Drinking Water Act also prescribe testing for certain additional substances and propose establishing future rules that may change standards for water treatment. The cost of maintaining compliance with new rulemakings is expected to be fully recoverable in water rates and is not expected to have a material impact on our results from operations or financial condition.

         The Safe Drinking Water Act of 1974 established a standard for nitrate, a regulated inorganic chemical used extensively in crop fertilization. In 1999 and 2000, elevated levels of nitrate were observed in the Vermilion River, a water supply source for Consumers Illinois Water Company. As a result of the nitrate levels, in December 2000 Consumers Illinois Water Company completed construction of a nitrate-removal facility for its Vermilion River source. The facility has operated effectively since then to keep nitrate levels at the Danville Water Treatment Plant in compliance with the drinking water standard. The project cost of approximately $5.7 million is being recovered in water rates.

         The EPA may issue a final rule for radon in the future, although the EPA has postponed the issuance of these rules many times in the past. If a rule is issued, limits for radon would probably become effective 4 or 5 years later. We anticipate this rule may establish a radon level that would require treatment at a small number of our wells. The capital costs to comply with the anticipated limit are expected to total less than $1 million. If the states in which we operate elect not to implement general radon reduction programs (Multi-Media Mitigation), then a lower limit for radon may apply and a larger number of wells would be affected. It is expected that states will adopt Multi-Media Mitigation programs. Whether or not states adopt these programs, we expect that future costs associated with radon treatment will be fully recoverable in water rates.

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

         In order to eliminate or inactivate microbial organisms, the Surface Water Treatment Rule and the Interim Enhanced Surface Water Treatment Rule were issued by the EPA to improve disinfection or filtration. The EPA developed the Disinfectants-Disinfection By-products Rule to reduce consumers' exposure to disinfectants and by-products of the disinfection process. In December 1998, the EPA issued new rules on disinfection and on surface water treatment. Our large surface water systems are in compliance with these rulemakings, including the additional provisions that became effective in January 2002. In July 2000, construction was completed on a $35 million water treatment plant at one of our Pennsylvania operating companies. This new plant replaced an aged, lower-capacity facility and allows us to maintain compliance with the Surface Water Treatment Rule, continue to maintain compliance with anticipated future regulations. The cost of the plant is being fully recovered in rates. The plant is currently operating under an agreement with a state regulatory agency while data is being collected to demonstrate the effective performance of the plant's innovative technologies. This plant has met and continues to meet all drinking water standards. Groundwater and smaller surface water systems have until December 2003 to comply with the rules on disinfection and on surface water treatment. We are currently developing a new groundwater source for a small surface water system in Maine, and in the future may be required to install filtration for a surface water supply in Maine. A number of small groundwater systems in New Jersey and Pennsylvania may be reclassified as being influenced by surface water. This may require additional treatment or the development of replacement sources of supply over time, and that could cost approximately $5 million. It is expected that these capital expenditures would be fully recoverable in water rates and would represent a small portion of our typical annual capital expenditures.

         We conduct extensive water quality monitoring beyond what is required by the regulations, including monitoring for contaminants for which health advisories or other limits have been published or proposed, but for which drinking water standards are not in effect. In the course of this monitoring, contaminants may be identified that may prompt us to take a water supply source out of service or add treatment at the water supply source. Where a source of contamination can be identified, we pursue recovery of response costs from responsible parties. In April 2000, the gasoline additive Methyl tert-Butyl Ether ("MtBE") was discovered in a Consumers New Jersey production well at levels exceeding the New Jersey drinking water standard. The well was immediately taken out of service and alternate water supplies were obtained through existing wells. The New Jersey Department of Environmental Protection identified the source of the MtBE as a nearby gasoline station. The company responsible for the contamination has reimbursed us for expenses incurred to-date and we expect to continue to be reimbursed for the future costs associated with developing a long-term replacement supply.

         In January 2001, the EPA issued a final rule for arsenic that lowers the limit to a more stringent level effective by 2006, with a provision for further time extensions for small systems. Currently, two small well systems slightly exceed the new arsenic levels and will require additional treatment. The cost of maintaining compliance with new rulemakings is expected to be fully recoverable in water rates and is not expected to have a material impact on our results from operations or financial condition.

         Additional rules dealing with water treatment and disinfection are anticipated during 2002, and are not expected to have a material impact on our results of operations or financial condition.

Clean Water Act - The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams, and groundwater. We currently maintain all required permits and approvals for the discharge from our water and wastewater facilities. Additional capital expenditures and operating costs in connection with the management and disposal of discharges from our water and wastewater facilities may be required in the future, particularly if changes are made in the requirements of the applicable Federal or state laws. We believe that these capital expenditures would be fully recoverable in our rates.

Residual and Solid Waste Disposal - The handling and disposal of residuals and solids from water and wastewater treatment facilities are governed by state and federal laws and regulations. Water treatment residuals and solids are a combination of the chemicals used in the treatment process and the silt and other materials removed from the raw water. Most of our water treatment residuals and solids are disposed of in company-owned, dedicated landfills, or by land application by a licensed contractor. A small portion of our water treatment residuals and solids are disposed of in state-approved landfills owned by others or in a liquid form into municipal sewer systems. Wastewater residuals and solids result from the treatment of wastewater, and these "sludges" are disposed of in approved landfills, transferred to larger wastewater treatment facilities or applied to farmland. We currently maintain all required permits for our water and wastewater treatment facilities and our dedicated landfills. Additional capital expenditures and operating costs in connection with the management and disposal of residuals and solids from our water and wastewater facilities may be required in the future, particularly if changes are made in the requirements of the applicable Federal or state laws. We believe that these capital expenditures would be fully recoverable in our rates.

Dam Safety - Our subsidiaries own seventeen major dams that are subject to the requirements of the Federal and state regulations related to dam safety. All major dams undergo an annual engineering inspection. We believe that all seventeen dams are structurally sound and well-maintained.

         In Pennsylvania, the Department of Environmental Protection has recently adopted the use of a new formula for determining the magnitude of the Probable Maximum Flood. We are studying our dams to determine what improvements may be needed to our dams as a result of this new calculation. As a result of the initial results of the studies, we have identified three dams that could require capital improvements of approximately $7 million in aggregate. We believe that these capital expenditures that could be required by the new formulas would be fully recoverable in our rates. In Ohio, the Department of Environmental Resources has adopted the use of the new formula. We are studying our dams in Ohio to determine the required improvements. Based on the preliminary results, we believe that capital expenditures of approximately $2.2 million in aggregate will be required on three dams over the next four years.

Employee Relations

       As of December 31, 2001, we employed a total of 951 full-time persons. Our subsidiaries are parties to agreements with labor unions covering 456 employees. We consider our employee relations to be good.

Item 2.  Properties.

         Our properties consist of transmission and distribution mains and conduits, water treatment plants, pumping facilities, wells, tanks, meters, supply lines, dams, reservoirs, buildings, vehicles, land, easements, rights and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage and distribution of water. Substantially all of our properties are owned by our subsidiaries and are subject to liens of mortgage or indentures. These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries. For certain properties that we acquired through the exercise of the power of eminent domain and certain other properties we purchased, we hold title for water supply purposes only. We own, operate and maintain approximately 7,690 miles of transmission and distribution mains, 19 water treatment plants and 14 wastewater treatment plants. Some properties are leased under long-term leases. The following table indicates our net utility plant as of December 31, 2001 by service area:

                                                     Net Property,
                                                       Plant and
                                                       Equipment
                                                        (000's)
                                                    ----------------

Suburban Philadelphia                                  $ 842,410
Pennsylvania*                                            129,174
Ohio                                                     150,909
Illinois                                                 124,442
New Jersey                                                79,571
Maine                                                     34,628
North Carolina                                            10,452
Inter-company eliminations and other                      (3,471)
                                                      ----------
                                                      $1,368,115
                                                      ==========

*Other than suburban Philadelphia.

         We believe that our properties are maintained in good condition and in accordance with current standards of good waterworks industry practice. We believe that the facilities used in the operation of our business are in good condition in terms of suitability, adequacy and utilization.

         Our corporate offices are leased from Pennsylvania Suburban Water Company and located in Bryn Mawr, Pennsylvania.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

Executive Officers of the Registrant

         Information with respect to our executive officers is contained in Item 10 hereof and is hereby incorporated by reference herein.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         Our common stock is traded on the New York Stock Exchange and the Philadelphia Stock Exchange. As of March 1, 2002, there were approximately 21,056 holders of record of our common stock.

         The following selected quarterly financial data is in thousands of dollars, except for per share amounts:

                                                       First        Second        Third        Fourth        Year
                                                      --------------------------------------------------------------
2001
--------------------------------------------------------------------------------------------------------------------
Operating revenues                                     $70,193      $77,240       $84,726      $75,121     $307,280
Operations and maintenance expense                      26,186       26,462        28,994       30,243      111,885
Net income available to common
  stock                                                 13,085       15,432        19,279       12,209       60,005
Basic net income per common share                         0.19         0.23          0.28         0.18         0.88
Diluted net income per common share                       0.19         0.22          0.28         0.18         0.87
Dividend paid per common share                           0.124        0.124         0.124      0.13248        0.504
Dividend declared per common share                       0.124        0.124       0.25648            -        0.504
Price range of common stock
  - high                                                 19.39        20.40         23.28        24.64        24.64
  - low                                                  15.65        16.60         18.66        20.80        15.65

2000
--------------------------------------------------------------------------------------------------------------------
Operating revenues                                     $64,208      $68,494       $72,123      $69,189     $274,014
Operations and maintenance expense                      24,928       24,350        25,037       27,426      101,741
Net income available to common
  stock                                                 10,246       13,565        16,539       12,434       52,784
Basic net income per common share                         0.16         0.21          0.26         0.19         0.82
Diluted net income per common share                       0.16         0.21          0.25         0.18         0.81
Dividends paid per common share                          0.115        0.115         0.115        0.124       0.4696
Dividends declared per common share                      0.115        0.115         0.239            -       0.4696
Price range of common stock
  - high                                                 14.08        15.96         15.56        19.95        19.95
  - low                                                  10.56        11.60         12.80        13.56        10.56

         All per share data as presented has been adjusted for the 2001 5-for-4 common stock split effected in the form of a stock distribution (described below). High and low prices of our common stock are as reported on the New York Stock Exchange Composite Tape. The cash dividends paid in December 2001 of $0.13248 per share and December 2000 of $0.124 per share were declared in August 2001 and August 2000, respectively.

         Net income available to common stock and net income per common share for 2000 includes the partial recovery of the merger costs related to the Consumers Water Company merger as follows: $972,000 ($1,059,000 pre-tax) or $0.02 per share in the second quarter and $1,264,000 ($2,982,000 pre-tax) or $0.02 per share in the third quarter.

         We have paid common dividends consecutively for 57 years. Effective December 1, 2001, our Board of Directors authorized an increase of 6.9% in the dividend rate over the amount Philadelphia Suburban Corporation has historically paid. As a result of this authorization, beginning with the dividend payment in December, the annual dividend rate increased to $0.53 per share. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to our earnings and financial condition, regulatory requirements and such other factors as our Board of Directors may deem relevant. During the past five years, after restatement for the Consumers Water Company pooling, our common dividends paid have averaged 65.3% of income from continuing operations.

         In August 2001, our Board of Directors declared a 5-for-4 common stock split effected in the form of a 25% stock distribution for all common shares outstanding, to shareholders of record on November 16, 2001. The new shares were distributed on December 1, 2001. PSC's par value of $0.50 per share remained unchanged and $6,829,000 was transferred from Capital in Excess of Par Value to Common Stock to record the split. All share and per share data for all periods presented have been restated to give effect to the stock split.

Item 6.  Selected Financial Data

         The information appearing in the section captioned "Summary of Selected Financial Data" from the portions of our 2001 Annual Report to Shareholders filed as Exhibit 13.9 to this Form 10-K Report is incorporated by reference herein.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information appearing in the section captioned "Management's Discussion and Analysis" from the portions of our 2001 Annual Report to Shareholders filed as Exhibit 13.9 to this Form 10-K Report is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed-rate, long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates and short-term debt, which is at floating interest rates. As of December 31, 2001, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for fixed-rate, long-term debt are as follows:

                                                                                                               Fair
                               2002       2003       2004       2005       2006  Thereafter       Total       Value
--------------------------------------------------------------------------------------------------------------------
Long-term
   debt (fixed rate)        $14,935    $34,945    $39,972    $40,961    $17,130    $383,512    $531,455    $562,740
--------------------------------------------------------------------------------------------------------------------
Average interest rate         6.54%      6.75%      6.36%      7.22%      7.20%       7.02%       6.96%
--------------------------------------------------------------------------------------------------------------------

         From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the "available-for-sale" marketable equity securities. As of December 31, 2001, our carrying value of marketable equity securities was $6,425,000, which reflects the market value of such securities. The market risks that we are exposed to are consistent with the risks that we were exposed to in the prior year.

Item 8.  Financial Statements and Supplementary Data

         Information appearing under the captions "Consolidated Statements of Income and Comprehensive Income", "Consolidated Balance Sheets", "Consolidated Cash Flow Statements" "Consolidated Statements of Capitalization" and "Notes to Consolidated Financial Statements" from the portions of our 2001 Annual Report to Shareholders filed as Exhibit 13.9 to this Form 10-K Report is incorporated by reference herein. Also, the information appearing in the section captioned "Reports on Financial Statements" from the portions of our 2001 Annual Report to Shareholders filed as Exhibit 13.9 to this Form 10-K Report is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

         The information appearing in the section captioned "Information Regarding Nominees and Directors" of the Proxy Statement relating to our May 16, 2002, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Executive Officers of the Registrant

         The following table and the notes thereto set forth information with respect to the executive officers of the Registrant, including their names, ages, positions with the Registrant and business experience during the last five years:

                                                    Position with the Registrant
Name                                   Age          and date of election (1)
----                                   ---          --------------------------
Nicholas DeBenedictis                   56          President and Chairman (May 1993 to present); President and Chief
                                                    Executive Officer (July 1992 to May 1993); Chairman and Chief
                                                    Executive Officer, Pennsylvania Suburban Water Company (July 1992 to
                                                    present); President, Philadelphia Suburban Water Company (February
                                                    1995 to January 1999) (2)

Morrison Coulter                        65          President, Pennsylvania Suburban Water Company - Philadelphia Suburban
                                                    Division (December 2001 to present); President, Philadelphia Suburban
                                                    Water Company (January 1999 to December 2001); Senior Vice President -
                                                    Production, Philadelphia Suburban Water Company (February 1996 to
                                                    January 1999); Vice President - Production, Philadelphia Suburban
                                                    Water Company (April 1989 to February 1996) (3)

Richard R. Riegler                      55          Senior Vice President - Engineering and Environmental Affairs (January
                                                    1999 to present); Senior Vice President - Operations, Philadelphia
                                                    Suburban Water Company (April 1989 to January 1999) (4)

Roy H. Stahl                            49          Executive Vice President and General Counsel (May 2000 to present);
                                                    Secretary (June 2001 to present); Senior Vice President and General
                                                    Counsel (April 1991 to May 2000) (5)

David P. Smeltzer                       43          Senior Vice President - Finance and Chief Financial Officer (December
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

(6) Mr. Smeltzer was Vice President - Controller of Philadelphia Suburban Water Company from March, 1986 to March 1991.

Item 11.  Executive Compensation

         The information appearing in the sections captioned "Executive Compensation" of the Proxy Statement relating to our May 16, 2002, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information appearing in the sections captioned "Ownership of Common Stock" of the Proxy Statement relating to our May 16, 2002, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The information appearing in the sections captioned "Certain Relationships and Related Transactions" of the Proxy Statement relating to our May 16, 2002, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements. The following is a list of our consolidated financial statements and its subsidiaries and supplementary data incorporated by reference in Item 8 hereof:

         Report of Management

         Independent Accountants' Report of PricewaterhouseCoopers LLP - 2001

         Consolidated Balance Sheets - December 31, 2001 and 2000

         Consolidated Statements of Income and Comprehensive Income - 2001, 2000 and 1999

         Consolidated Cash Flow Statements - 2001, 2000, and 1999

         Consolidated Statements of Capitalization - December 31, 2001 and 2000

         Notes to Consolidated Financial Statements

Financial Statement Schedules. The financial statement schedules, or supplemental schedules, filed as part of this annual report on Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         Pursuant to Rule 14a-3 Note 1, filed herein is the independent auditors' report of KPMG LLP for the year ended December 31, 1999.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Philadelphia Suburban Corporation:

We have audited the accompanying consolidated statements of income and comprehensive income and cash flow of Philadelphia Suburban Corporation and subsidiaries for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Philadelphia Suburban Corporation and subsidiaries for the year ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ KPMG LLP


Philadelphia, Pennsylvania
January 31, 2000



Reports on Form 8-K.

Philadelphia Suburban Corporation filed no reports on Form 8-K during the quarter ended December 31, 2001.

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

                                  EXHIBIT INDEX

Exhibit No.                                                                                                Page No.
----------                                                                                                 --------
    3.1       Amended and Restated Articles of Incorporation, as                                             -
                  amended (1) (Exhibit 3.1)

    3.2       By-Laws, as amended (14) (Exhibit 3.2)                                                         -

    3.3       Amendment to Amended and Restated Articles of                                                  -
                  Incorporation, as amended, to increase the number
                  of authorized shares to 41,770,819 and to
                  provide that 40,000,000 of such shares be
                  shares of Common Stock (14) (Exhibit 3.3)

    3.4       Amendment to Amended and Restated Articles of                                                  -
                  Incorporation, as amended, designating the
                  Series B Preferred Stock (14) (Exhibit 3.4)

    3.5       Amendment to Section 3.03 and addition of Section 3.17                                         -
                  to Bylaws (16) (Exhibits 1 and 2)

    3.6       Amendment to Amended and Restated Articles of                                                 -
                  Incorporation, designating the terms of the Series A
                  Junior Participating Preferred Shares (18) (Exhibit 3.6)

    3.7       Amendment to Amended and Restated Articles of Incorporation,                                   -
                  to increase the number of authorized shares to 101,770,819 and to provide that 100,000,000 of such shares be shares of
                  Common Stock (20) (Annex E)

    3.8       Amendment to Section 3.03 of the Bylaws (23) (Exhibit 3.8)                                     -

    3.9       Amendment to Section 5.05(a) to the Amended and restated Articles                              -
                  of Incorporation (24) (Annex A)

    3.10      Amendments to Sections 2.01(a), 2.02 and 3.08(b) of the Bylaws (25) (Exhibit 3.10)             -

    3.11      Restated Articles of Incorporation (as of May 17, 2001)                                       28

    4.1       Indenture of Mortgage dated as of January 1, 1941                                              -
                  between Philadelphia Suburban Water Company and The
                  Pennsylvania Company for Insurance on Lives and Granting
                  Annuities(now First Pennsylvania Bank, N.A.), as Trustee, with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983  (2) (Exhibits 4.1 through 4.16)

    4.2       Agreement to furnish copies of other long-term debt                                            -
                  instruments (1) (Exhibit 4.7)

    4.3       Twenty-first Supplemental Indenture dated as of August 1,                                      -
                  1985 (3) (Exhibit 4.2)

    4.4       Twenty-second Supplemental Indenture dated as of April 1,                                      -
                  1986  (4) (Exhibit 4.3)

    4.5       Twenty-third Supplemental Indenture dated as of April 1,                                       -
                  1987  (5) (Exhibit 4.4)

    4.6       Twenty-fourth Supplemental Indenture dated as of June 1,                                       -
                  1988  (6) (Exhibit 4.5)

    4.7       Twenty-fifth Supplemental Indenture dated as of                                                -
                  January 1, 1990 (7) (Exhibit 4.6)

Exhibit No.                                                                                              Page No.
-----------                                                                                              --------
    4.8       Twenty-sixth Supplemental Indenture dated as of November                                       -
                  1, 1991  (8) (Exhibit 4.12)

    4.9       Twenty-seventh Supplemental Indenture dated as of June 1,                                      -
                  1992 (1) (Exhibit 4.14)

    4.10      Twenty-eighth Supplemental Indenture dated as of April 1,                                      -
                  1993 (9) (Exhibit 4.15)

    4.11      Twenty-ninth Supplemental Indenture dated as of March 30,                                      -
                  1995 (11) (Exhibit 4.17)

    4.12      Thirtieth Supplemental Indenture dated as of August 15,                                        -
                  1995 (12) (Exhibit 4.18)

    4.13      Thirty-first Supplemental Indenture dated as of July 1,                                        -
                  1997 (15) (Exhibit 4.22)

    4.14      Rights Agreement, dated as of March 1, 1998 between Philadelphia                               -
                  Suburban Corporation and ChaseMellon Shareholder Services,
                  L.L.C., as Rights Agent (17) (Exhibit 1)

    4.15      Rights Agreement, dated as of March 1, 1998 between Philadelphia                               -
                  Suburban Corporation and BankBoston, N.A., as Rights Agent (21)
                  (Exhibit 4.25)

    4.16      Thirty-second Supplement Indenture, dated as of October 1, 1999 (22)                           -
                  (Exhibit 4.26)

    4.17      Thirty-third Supplemental Indenture, dated as of November 15, 1999.                            -
                  (23) (Exhibit 4.27)

    4.18      Revolving Credit Agreement between Philadelphia Suburban Water                                 -
                  Company and PNC Bank National Association, First Union National
                  Bank, N.A., Mellon Bank, N.A. dated as of December 22, 1999.
                  (23) (Exhibit 4.27)

    4.19      First Amendment to Revolving Credit Agreement dated as of November 28,                         -
                  2000, between Philadelphia Suburban Water Company and PNC Bank,
                  National Association, First Union National Bank, N.A., Mellon Bank,
                  N.A. dated as of December 22, 1999. (25) (Exhibit 4.19)

    4.20      Second Amendment to Revolving Credit Agreement dated as of December 18,                       37
                  2001, between Philadelphia Suburban Water Company (and its successor
                  Pennsylvania Suburban Water Company) and PNC Bank, National
                  Association, Citizens Bank of Pennsylvania, First Union National
                  Bank, N.A., Fleet National Bank dated as of December 22, 1999.

    4.21      Thirty-fourth Supplemental Indenture, dated as of October 15, 2001.                           43

    4.22      Thirty-fifth Supplemental Indenture, dated as of January 1, 2002.                             79

   10.1       1982 Stock Option Plan, as amended and restated effective                                      -
                  May 21, 1992* (1) (Exhibit 10.1)

   10.2       1988 Stock Option Plan, as amended and restated effective                                      -
                  May 21, 1992* (1) (Exhibit 10.2)

   10.3       Excess Benefit Plan for Salaried Employees, effective                                          -
                  December 1, 1989*  (7) (Exhibit 10.4)

   10.4       Supplemental Executive Retirement Plan, effective                                              -
                  December 1, 1989*  (7) (Exhibit 10.5)

Exhibit No.                                                                                              Page No.
-----------                                                                                              --------
   10.5       Supplemental Executive Retirement Plan, effective March                                        -
                  15, 1992* (1) (Exhibit 10.6)

   10.6       Employment letter agreement with Mr. Nicholas                                                  -
                  DeBenedictis* (1) (Exhibit 10.8)

   10.7       1994 Equity Compensation Plan, as amended by Amendment                                         -
                  1994-1* (13) (Exhibit 10.10)

   10.8       Placement Agency Agreement between Philadelphia                                                -
                  Suburban Water Company and PaineWebber Incorporated
                  dated as of March 30, 1995 (11) (Exhibit 10.12)

   10.9       Bond Purchase Agreement among the Delaware County                                              -
                  Industrial Development Authority, Philadelphia
                  Suburban Water Company and Legg Mason Wood Walker,
                  Incorporated dated August 24, 1995 (12) (Exhibit 10.13)

   10.10      Construction and Financing Agreement between the                                               -
                  Delaware County Industrial Development Authority and
                  Philadelphia Suburban Water Company dated as of August
                  15, 1995 (12) (Exhibit 10.14)

   10.11      Amendment 1994-2  to 1994 Equity Compensation                                                  -
                  Plan, as amended* (14) (Exhibit 10.16)

   10.12      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and Nicholas
                  DeBenedictis, dated as of January 1, 1997* (14) (Exhibit 10.18)

   10.13      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and Roy H.
                  Stahl, dated as of January 1, 1997* (14) (Exhibit 10.19)

   10.14      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and Richard R.
                  Riegler, dated as of January 1, 1997* (14) (Exhibit 10.21)

   10.15      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and Morrison
                  Coulter, dated as of January 1, 1997* (14) (Exhibit 10.22)

   10.16      Philadelphia Suburban Corporation Amended and                                                  -
                  Restated Executive Deferral Plan* (14) (Exhibit 10.23)

   10.17      Philadelphia Suburban Corporation Deferred                                                     -
                  Compensation Plan Master Trust Agreement
                  with PNC Bank, National Association, dated
                  as of December 31, 1996* (14) (Exhibit 10.24)

   10.18      First Amendment to Supplemental Executive Retirement                                           -
                  Plan* (14) (Exhibit 10.25)

   10.19      Placement Agency Agreement between Philadelphia                                                -
                  Suburban Water Company and A.G. Edwards and Sons,
                  Inc., Janney Montgomery Scott Inc., HSBC Securities,
                  Inc., and PaineWebber Incorporated (15) (Exhibit 10.26)

   10.20      Philadelphia Suburban Corporation Director Deferral Plan* (21)                                 -
                  (Exhibit 10.28)

   10.21      Amendment No. 1 dated as of February 1, 1999 to Agreement                                      -
                  among Philadelphia Suburban Corporation, Philadelphia
                  Suburban Water Company and Nicholas DeBenedictis,
                  dated as of January 1, 1997* (21) (Exhibit 10.29)

                                       21

Exhibit No.                                                                                              Page No.
-----------                                                                                              --------
   10.22      Amendment No. 1 dated as of February 1, 1999 to Agreement                                      -
                  among Philadelphia Suburban Corporation, Philadelphia
                  Suburban Water Company and Roy H. Stahl, dated as of
                  January 1, 1997* (21) (Exhibit 10.30)

   10.23      Amendment No. 1 dated as of February 1, 1999 to Agreement                                      -
                  among Philadelphia Suburban Corporation, Philadelphia
                  Suburban Water Company and Richard R. Riegler, dated
                  as of January 1, 1997* (21) (Exhibit 10.32)

   10.24      Amendment No. 1 dated as of February 1, 1999 to Agreement                                      -
                  among Philadelphia Suburban Corporation, Philadelphia
                  Suburban Water Company and Morrison Coulter, dated
                  as of January 1, 1997* (21) (Exhibit 10.33)

   10.25      1999 Annual Cash Incentive Compensation Plan* (21)                                             -
                  (Exhibit 10.34)

   10.26      The Philadelphia Suburban Corporation 1994 Equity                                              -
                  Compensation Plan (as Amended and Restated
                  Effective March 3, 1998)* (19) (Exhibit A)

   10.27      Amendment 1998-1 to The Philadelphia Suburban                                                  -
                  Corporation 1994 Equity Compensation Plan*
                  (20) (Annex F)

   10.28      Bond Purchase Agreement among the Delaware County                                              -
                  Industrial Development Authority, Philadelphia
                  Suburban Water Company and Commerce Capital
                  Markets dated September 29, 1999 (22) (Exhibit 10.37)

   10.29      Construction and Financing Agreement between the Delaware                                      -
                  County Industrial Development Authority and Philadelphia
                  Suburban Water Company dated as of October 1, 1999
                  (22) (Exhibit 10.38)

   10.30      2000 Annual Cash Incentive Compensation Plan * (23) (Exhibit 10.39)                            -

   10.31      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and
                  David P. Smeltzer dated December 1,1999. (23) (Exhibit 10.40)

   10.32      Placement Agency Agreement between Philadelphia Suburban                                       -
                  Water Company and Merrill Lynch & Co., PaineWebber
                  Incorporated, A.G. Edwards & Sons, Inc., First Union
                  Securities, Inc., PNC Capital Markets, Inc. and Janney
                  Montgomery Scott, Inc., dated as of November 15, 1999
                  (23) (Exhibit 10.41)

   10.33      Amendment 2000-1 to 1994 Equity Compensation Plan* (24) (Exhibit 10.33)                        -

   10.34      2001 Annual Cash Incentive Compensation Plan* (26) (Exhibit 10.34)                             -

   10.35      Bond Purchase Agreement among the Delaware County                                            117
                  Industrial Development Authority, Philadelphia
                  Suburban Water Company and The GMS Group, L.L.C,
                  dated October 23, 2001

   10.36      Construction and Financing Agreement between the Delaware                                    140
                  County Industrial Development Authority and Philadelphia
                  Suburban Water Company dated as of October 15, 2001

                                       22

Exhibit No.                                                                                              Page No.
-----------                                                                                              --------
10.37         Agreement among Philadelphia Suburban Corporation,                                           164
                  Philadelphia Suburban Water Company and Nicholas DeBenedictis,
                  dated August 7, 2001*

10.38         Agreement among Philadelphia Suburban Corporation,                                           176
                  Philadelphia Suburban Water Company and Roy H. Stahl,
                  dated August 7, 2001*

10.39         Agreement among Philadelphia Suburban Corporation,                                           186
                  Philadelphia Suburban Water Company and Richard R. Riegler,
                  dated August 7, 2001*

10.40         Agreement among Philadelphia Suburban Corporation,                                           199
                  Philadelphia Suburban Water Company and David P. Smeltzer,
                  dated August 7, 2001*

13.1          Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1993 incorporated
                  by reference in Annual Report on Form 10-K for
                  the year ended December 31, 1993 (9) (Exhibit 13.1)

13.2          Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1994 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1994 (10) (Exhibit 13.2)

13.3          Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1995 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1995 (13) (Exhibit 13.3)

13.4          Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1996 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1996 (14) (Exhibit 13.4)

13.5          Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1997 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1997 (18) (Exhibit 13.5)

13.6          Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1998 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1998 (21) (Exhibit 13.6)

13.7          Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1999 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1999 (23) (Exhibit 13.7)

Exhibit No.                                                                                              Page No.
-----------                                                                                              --------
   13.8       Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 2000 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 2000 (25) (Exhibit 13.8)

   13.9       Selected portions of Annual Report to Shareholders for the year                              209
                  ended December 31, 2001 incorporated by reference in Annual
                  Report on Form 10-K for the year ended December 31, 2001

   21.        Subsidiaries of Philadelphia Suburban Corporation                                            253

   23.1       Consent of Independent Accountants - PricewaterhouseCoopers LLP                              254

   23.2       Consent of Independent Accountants - KPMG LLP                                                255

   24.        Power of Attorney (set forth as a part of this report)                                        26

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

(21)       Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998.

(22)       Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(23)       Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

(24)       Filed as Annex A to definitive Proxy Statement dated April 10, 2000.

(25)       Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(26)       Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

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


Date:  March 20, 2002

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

/s/  Nicholas DeBenedictis                                       /s/  David P. Smeltzer
----------------------------------                               ----------------------------------------
     Nicholas DeBenedictis                                            David P. Smeltzer
     President and Chairman                                           Senior Vice President - Finance and
     (principal executive officer)                                    Chief Financial Officer
     and Director



/s/  Mary C. Carroll                                             /s/  G. Fred DiBona, Jr.
----------------------------------                               ----------------------------------------
     Mary C. Carroll                                                  G. Fred DiBona, Jr.
     Director                                                         Director



/s/  Richard H. Glanton                                          /s/  Alan Hirsig
----------------------------------                               ----------------------------------------
     Richard H. Glanton                                               Alan Hirsig
     Director                                                         Director



/s/  John E. Menario                                             /s/  John F. McCaughan
----------------------------------                               ----------------------------------------
     John E. Menario                                                  John F. McCaughan
     Director                                                         Director



                                                                 /s/  Richard L. Smoot
----------------------------------                               ----------------------------------------
     Andrew D. Seidel                                                 Richard L. Smoot
     Director                                                         Director