Form 10-Q
period 2002-03-31
PHILADELPHIA SUBURBAN CORP
filed 2002-05-14
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 2002

Commission File Number 1-6659



                        PHILADELPHIA SUBURBAN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Pennsylvania                                23-1702594
        -------------------------------                 --------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)


762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania             19010-3489
------------------------------------------------           ---------------
    (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:        (610)-527-8000
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2002

 68,651,874
------------

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)


                                                                                        March 31,      December 31,
                                                                                           2002            2001
                                                                                       -----------     ------------
                                     Assets                                                    (Unaudited)
Property, plant and equipment, at cost                                                 $ 1,714,136      $ 1,677,061
Less accumulated depreciation                                                              317,837          308,946
                                                                                       -----------      -----------
    Net property, plant and equipment                                                    1,396,299        1,368,115
                                                                                       -----------      -----------
Current assets:
    Cash and cash equivalents                                                                4,586            1,010
    Accounts receivable and unbilled revenues, net                                          51,928           56,331
    Inventory, materials and supplies                                                        4,738            4,446
    Prepayments and other current assets                                                     6,088            8,085
                                                                                       -----------      -----------
    Total current assets                                                                    67,340           69,872
                                                                                       -----------      -----------

Regulatory assets                                                                           79,897           79,669
Deferred charges and other assets, net                                                      21,158           22,915
Funds restricted for construction activity                                                  12,536           19,768
                                                                                       -----------      -----------
                                                                                       $ 1,577,230      $ 1,560,339
                                                                                       ===========      ===========

                   Liabilities and Stockholders' Equity

Stockholders' equity:
    6.05% Series B cumulative preferred stock                                          $       816      $     1,116
    Common stock at $.50 par value, authorized 100,000,000 shares,
         issued 69,494,239 and 69,300,346 in 2002 and 2001                                  34,747           34,650
    Capital in excess of par value                                                         306,928          304,039
    Retained earnings                                                                      152,493          149,682
    Minority interest                                                                          787              787
    Treasury stock, 925,624 and 913,877 shares in 2002 and 2001                            (17,440)         (17,167)
    Accumulated other comprehensive income                                                     627              726
                                                                                       -----------      -----------
    Total stockholders' equity                                                             478,958          473,833
                                                                                       -----------      -----------

Long-term debt, excluding current portion                                                  520,144          516,520
Commitments                                                                                     --               --
Current liabilities:
    Current portion of long-term debt                                                       14,829           14,935
    Loans payable                                                                          119,780          109,668
    Accounts payable                                                                        13,469           27,667
    Accrued interest                                                                         7,963            8,302
    Accrued taxes                                                                           25,466           22,865
    Other accrued liabilities                                                               18,500           19,198
                                                                                       -----------      -----------
    Total current liabilities                                                              200,007          202,635
                                                                                       -----------      -----------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                                       169,030          167,577
    Customers' advances for construction                                                    64,453           59,886
    Other                                                                                   10,678            9,204
                                                                                       -----------      -----------
    Total deferred credits and other liabilities                                           244,161          236,667
                                                                                       -----------      -----------

Contributions in aid of construction                                                       133,960          130,684
                                                                                       -----------      -----------
                                                                                       $ 1,577,230      $ 1,560,339
                                                                                       ===========      ===========

    See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              --------      ---------
                                                                                2002          2001
                                                                              --------      ---------
Operating revenues                                                            $ 71,669      $ 70,193

Costs and expenses:
  Operations and maintenance                                                    27,285        26,186
  Depreciation                                                                   9,893         8,953
  Amortization                                                                     540           522
  Taxes other than income taxes                                                  5,314         5,588
                                                                              --------      --------
                                                                                43,032        41,249
                                                                              --------      --------

Operating income                                                                28,637        28,944

Other expense (income):
  Interest expense, net                                                          9,780        10,262
  Allowance for funds used during construction                                    (386)         (248)
  Gain on sale of other assets                                                    (349)       (2,791)
                                                                              --------      --------
Income before income taxes                                                      19,592        21,721
Provision for income taxes                                                       7,702         8,609
                                                                              --------      --------
Net income                                                                      11,890        13,112
Dividends on preferred stock                                                        15            27
                                                                              --------      --------
Net income available to common stock                                          $ 11,875      $ 13,085
                                                                              ========      ========

Net income                                                                    $ 11,890      $ 13,112
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on securities                                             128          (557)
  Reclassification adjustment for gains reported in net income                    (227)           --
                                                                              --------      --------
Comprehensive income                                                          $ 11,791      $ 12,555
                                                                              ========      ========

Net income per common share:
  Basic                                                                       $   0.17      $   0.19
                                                                              ========      ========
  Diluted                                                                     $   0.17      $   0.19
                                                                              ========      ========

Average common shares outstanding
  during the period:
  Basic                                                                         68,451        67,440
                                                                              ========      ========
  Diluted                                                                       69,300        68,247
                                                                              ========      ========


    See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                           --------       --------
                                                                                             2002           2001
                                                                                           --------       --------
Cash flows from operating activities:
   Net income                                                                              $ 11,890       $ 13,112
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                                          10,433          9,475
      Deferred income taxes                                                                   1,440          2,282
      Gain on sale of other assets                                                             (349)        (2,791)
      Net decrease in receivables, inventory and prepayments                                  5,364          3,990
      Net decrease in payables, accrued interest, accrued taxes
         and other accrued liabilities                                                       (9,410)        (6,333)
      Payment of Competitive Transition Charge                                                   --        (11,465)
      Other                                                                                     120            703
                                                                                           --------       --------
Net cash flows from operating activities                                                     19,488          8,973
                                                                                           --------       --------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $386 and $248                                    (24,955)       (19,809)
   Acquisitions of water systems                                                             (2,739)          (424)
   Proceeds from the sale of other assets                                                     1,659          2,829
   Net decrease (increase) in funds restricted for
     construction activity                                                                    7,232           (967)
   Other                                                                                       (126)           545
                                                                                           --------       --------
Net cash flows used in investing activities                                                 (18,929)       (17,826)
                                                                                           --------       --------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                               3,840            601
   Repayments of customers' advances                                                         (1,509)        (1,653)
   Net proceeds (repayments) of short-term debt                                              10,112         11,153
   Proceeds from long-term debt                                                               1,014          3,389
   Repayments of long-term debt                                                              (2,741)          (601)
   Redemption of preferred stock                                                               (300)            --
   Proceeds from issuing common stock                                                         3,142          3,787
   Repurchase of common stock                                                                  (428)          (962)
   Dividends paid on preferred stock                                                            (15)           (27)
   Dividends paid on common stock                                                            (9,064)        (8,382)
   Other                                                                                     (1,034)            --
                                                                                           --------       --------
Net cash flows from financing activities                                                      3,017          7,305
                                                                                           --------       --------

Net increase (decrease) in cash and cash equivalents                                          3,576         (1,548)
Cash and cash equivalents at beginning of period                                              1,010          4,087
                                                                                           --------       --------
Cash and cash equivalents at end of period                                                  $ 4,586        $ 2,539
                                                                                           ========       ========

    See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)


                                                                                                     March 31,       December 31,
                                                                                                       2002              2001
                                                                                                    ---------         ---------
                                                                                                            (Unaudited)
Stockholders' equity:
     6.05% Series B cumulative preferred stock                                                      $     816         $   1,116
     Common stock, $.50 par value                                                                      34,747            34,650
     Capital in excess of par value                                                                   306,928           304,039
     Retained earnings                                                                                152,493           149,682
     Minority interest                                                                                    787               787
     Treasury stock                                                                                   (17,440)          (17,167)
     Accumulated other comprehensive income                                                               627               726
                                                                                                    ---------         ---------
Total stockholders' equity                                                                            478,958           473,833
                                                                                                    ---------         ---------

Long-term debt:
First Mortgage Bonds secured by utility plant:
                  Interest Rate Range
                     0.00% to  2.49%                                                                   13,564             8,325
                     2.50% to  4.99%                                                                    9,870             9,023
                     5.00% to  5.49%                                                                   50,545            50,545
                     5.50% to  5.99%                                                                   30,660            30,660
                     6.00% to  6.49%                                                                  160,674           160,525
                     6.50% to  6.99%                                                                   55,200            55,200
                     7.00% to  7.49%                                                                   58,000            60,000
                     7.50% to  7.99%                                                                   23,000            23,000
                     8.00% to  8.49%                                                                   17,608            17,595
                     8.50% to  8.99%                                                                    9,000             9,000
                     9.00% to  9.49%                                                                   53,535            53,535
                     9.50% to  9.99%                                                                   45,601            46,031
                    10.00% to 10.50%                                                                    6,000             6,000
                                                                                                    ---------         ---------
Total First Mortgage Bonds                                                                            533,257           529,439
Notes payable, 6.05%, due 2006                                                                            344               644
Installment note payable, 9%, due in equal annual payments through 2013                                 1,372             1,372
                                                                                                    ---------         ---------
                                                                                                      534,973           531,455
Current portion of long-term debt                                                                      14,829            14,935
                                                                                                    ---------         ---------
Long-term debt, excluding current portion                                                             520,144           516,520
                                                                                                    ---------         ---------
Total capitalization                                                                                $ 999,102         $ 990,353
                                                                                                    =========         =========

    See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)
                                   (UNAUDITED)

Note 1            Basis of Presentation

                  The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation ("PSC") at March 31, 2002, the consolidated statements of income and comprehensive income and cash flow for the three months ended March 31, 2002 and 2001, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the PSC Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with current year's presentation.

Note 2            Acquisitions

                  On April 29, 2002, PSC entered into a definitive merger agreement with Pennichuck Corporation ("Pennichuck") for approximately 3.3 million shares of PSC common stock (valued at approximately $79 million as of April 29, 2002) and the assumption of approximately $27 million of Pennichuck's debt. The merger will be accounted for under the purchase method of accounting. The merger, which is subject to several conditions, including the satisfaction of the applicable requirements under the Hart-Scott-Rodino Antitrust Improvements Act and approval by the shareholders of Pennichuck and the New Hampshire Public Utilities Commission, is expected to close before the end of the year. Under the terms of the merger agreement, Pennichuck's shareholders will receive shares of PSC common stock valued at $33.00 per Pennichuck share of common stock based on a PSC share price of $23.00 to $25.00 per share, subject to certain adjustments as provided in the merger agreement. After the merger, Pennichuck will be a wholly-owned subsidiary of PSC. Pennichuck is a holding company based in Nashua, New Hampshire whose operating utility subsidiaries serve approximately 28,200 water customers in service territories located in southern and central New Hampshire, and whose non-regulated operating subsidiaries develop real estate and provide water-related operating and management contract services. Pennichuck's revenues for the year ended December 31, 2001 were $22,754.

                  During the first quarter of 2002, four acquisitions or other growth ventures were completed in Pennsylvania and New Jersey. The total purchase price for the systems acquired consisted of $2,739 in cash.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                  (UNAUDITED)


Note 3            Long-term Debt and Loans Payable

                  During the first quarter of 2002, operating subsidiaries issued $1,053 of long-term debt at varying rates of interest ranging from 0% to 4.0% and due at various times through 2031. The proceeds of these issues were used to reduce a portion of the balance of short-term debt. In connection with an acquisition completed in the first quarter of 2002, $6,237 of long-term debt was acquired at an interest rate of 1% due in various years. As of March 31, 2002, the Trustees for various financing issues held $12,536 pending completion of the projects financed with the issues and are reported in the consolidated balance sheet as funds restricted for construction activity.

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


                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                         2002           2001
                                                        ------         ------
Average common shares outstanding during
   the period for Basic computation                     68,451         67,440
Dilutive effect of employee stock options                  849            807
                                                        ------         ------
Average common shares outstanding during
   the period for Diluted computation                   69,300         68,247
                                                        ======         ======


Note 5            Stockholders' Equity

                  PSC reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income:

                                                              2002      2001
                                                             -------   -------

Balance at January 1,                                        $   726   $   926
  Unrealized holding gain (loss) arising during the period,
     net of tax of $68 in 2002 and $300 in 2001                  128      (557)
  Less: reclassification adjustment for gains included
     in net income, net of tax of $122                          (227)       --
                                                             -------   -------
  Other comprehensive income (loss), net of tax                  (99)     (557)
                                                             -------   -------
Balance at March 31,                                         $   627   $   369
                                                             =======   =======

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 6            Recent Accounting Pronouncements

                  In July 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. When the liability is initially recognized, the carrying amount of the related long-lived asset is increased by the same amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company may settle the obligation for its recorded amount, or an alternative amount, thereby incurring a gain or loss upon settlement. The Company intends to adopt this statement as required in 2003. The Company is currently evaluating the provisions of this statement but does not expect the effect of adoption on its results of operations or financial position to be material.

                  In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's results of operations or financial position.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)


                           Forward-looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the expected completion date for the Pennichuck merger; the completion of various construction projects; the impact of drought conditions; the projected effect of SFAS No. 143; as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions and approval of the Pennichuck merger by the Pennichuck shareholders and governmental authorities. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

                               General Information

Philadelphia Suburban Corporation ("we" or "us"), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to approximately 2 million people in Pennsylvania, Ohio, Illinois, New Jersey, Maine and North Carolina. Our two primary subsidiaries are Pennsylvania Suburban Water Company ("PSW"), a regulated public utility that provides water or wastewater services to about 1.3 million residents in the suburban areas north and west of the City of Philadelphia and in ten other counties in Pennsylvania, and Consumers Water Company ("CWC"), a holding company for several regulated public utility companies that provide water or wastewater services to about 700,000 residents in various communities in the other states where we operate. We are among the largest investor-owned water utilities in the United States based on number of customers. In addition, we provide water service to approximately 35,000 people through operating and maintenance contracts with municipal authorities and other parties close to our operating companies' service territories. Some of our subsidiaries provide wastewater services (primarily residential) to approximately 40,000 people in Pennsylvania, Illinois, New Jersey and North Carolina.

                               Financial Condition

During the quarter, we had $24,955 of capital expenditures, repaid $1,509 of customer advances for construction and repaid debt and made sinking fund contributions of $2,741. The capital expenditures were related to improvements to treatment plants, new water mains and customer service lines, the rehabilitation of existing water mains, hydrants and customer service lines, in addition to well and booster improvements.

During the quarter, the proceeds from the issuance of long-term debt, proceeds from the issuance of common stock, internally generated funds, available working capital and funds available under the revolving credit agreements and other credit facilities were used to fund the cash requirements discussed above and to pay dividends. During the quarter, operating subsidiaries issued $1,053 of long-term debt at varying rates of interest ranging from 0% to 4.0% and due at various times through 2031. The proceeds of these issues were used to reduce a portion of the balance of short-term debt.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

At March 31, 2001, we had short-term lines of credit of $175,514, of which $55,734 was available.

Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock are adequate to meet our financing requirements for the balance of the year and beyond.

                              Results of Operations

       Analysis of First Quarter of 2002 Compared to First Quarter of 2001

Revenues for the quarter increased $1,476 or 2.1% primarily due to revenues from the Distribution System Improvement Charge ("DSIC") in Pennsylvania, additional water revenues associated with the larger customer base due to acquisitions, and increased water rates, offset partially by a decrease in water consumption primarily in Pennsylvania. The DSIC provided $1,333 of additional revenues over the prior year. Most of the Pennsylvania service territories were affected by a drought emergency that was declared in February 2002. As a result of the drought actions, water consumption in these areas were reduced below normal levels. In addition, industrial water sales declined due to lower water usage.

Operations and maintenance expenses increased by $1,099 or 4.2% due to the additional operating costs associated with acquisitions, higher insurance expenses, increased bad debt expense, and increased wages as a result of normal wage rate increases, offset partially by lower water production expenses as a result of the reduced water consumption.

Depreciation expense increased $940 or 10.5% reflecting the utility plant placed in service since the first quarter of 2001, including the assets acquired through system acquisitions.

Amortization increased $18 or 3.4% primarily due to the amortization of the costs associated with, and the other costs being recovered in, various rate filings.

Taxes other than income taxes decreased by $274 or 4.9% due to a reduction in state taxes and a decrease in the Pennsylvania Capital Stock Tax. The decrease in state taxes is a result of a reduction in the assessment and the Capital Stock Tax decreased due to a reduction in the base on which the tax is applied.

Interest expense decreased by $482 or 4.7% primarily due to decreased interest rates on borrowings, offset by increased borrowings to finance on-going capital projects.

Allowance for funds used during construction ("AFUDC") increased by $138 primarily due to an increase in the average balance of utility plant construction work in progress ("CWIP"), to which AFUDC is applied, offset by a decrease in the AFUDC rate. The increase in CWIP is primarily due to the $24 million expansion and upgrade of a water treatment plant in Pennsylvania. Construction commenced on this facility in 2001 and is expected to be completed in mid-2002.

Gains on sale of other assets totaled $349 in the first quarter of 2002 and $2,791 in the first quarter of 2001. Gains on sales of marketable securities of $349 were realized in the first quarter of 2002, compared to a gain on sale of land of $2,791 recorded in the first quarter of 2001. There were no land parcels sold in the first quarter of 2002 and no marketable securities sold in the first quarter of 2001.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Our effective income tax rate was 39.3% in the first quarter of 2002 and 39.6% in the first quarter of 2001. The change is due to a difference between tax deductible expenses and book expenses.

Net income available to common stock for the quarter decreased by $1,210 or 9.2% in comparison to 2001 primarily as a result of the $2,791 gain on the sale of land recognized in 2001 without a comparable gain being realized in the first quarter of 2002, and the other factors described above. On a diluted per share basis, earnings decreased $.02 or 10.5% reflecting the change in net income and a 1.5% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through the dividend reinvestment plan, and employee stock and incentive plan and shares issued in connection with acquisitions.

                                  Recent Events

On occasion, drought warnings and water use restrictions are issued by governmental authorities for portions of our service territories in response to extended periods of dry weather conditions. The timing and duration of the warnings and restrictions can have an impact on our water revenues and net income. In general, water consumption in the summer months is affected by drought warnings and restrictions to a higher degree because nonessential and recreational use of water is highest. At times other than the summer months, warnings and restrictions generally have less of an effect on water consumption. In February 2002, a drought emergency was declared in several of the counties we serve in Pennsylvania, including our service territory in southeastern Pennsylvania. A drought warning and drought watch had previously been issued in November 2001 for portions of our service territory in Pennsylvania. There are also water use restrictions as a result of drought conditions nearby or within portions of our service territories in New Jersey. As a result of the drought declarations, water consumption and water revenues in these areas were reduced below normal levels. If the drought emergency continues, which appears likely for the balance of the spring, water revenues will continue to be effected during the duration of the drought.

                   Impact of Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. When the liability is initially recognized, the carrying amount of the related long-lived asset is increased by the same amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company may settle the obligation for its recorded amount, or an alternative amount, thereby incurring a gain or loss upon settlement. The Company intends to adopt this statement as required in 2003. The Company is currently evaluating the provisions of this statement but does not expect the effect of adoption on its results of operations or financial position to be material.

In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's results of operations or financial position.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


                           Part II. Other Information


Item 1.           Legal Proceedings

                  There are no pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our properties is the subject that are expected to have a material effect on our financial position, results of operations and cash flows. Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which is included by a reference herein.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       Exhibit No.  Description
                       -----------  -----------

                          10.41     2002 Annual Cash Incentive Compensation Plan



                  (b)  Reports on Form 8-K

                  Current Report on Form 8-K filed on May 14, 2002, responding to Item 5, Other Events. (Related to the Company's press release of May 12, 2002 announcing a change in the investment strategy of Registrant's long-term shareholder, Vivendi Environnement).


Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

                  We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. There have been no significant changes in our exposure to market risks since December 31, 2001.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.


May 14, 2002

                                           PHILADELPHIA SUBURBAN CORPORATION
                                           ---------------------------------
                                                       Registrant


                                           /s/    Nicholas DeBenedictis
                                           ---------------------------------
                                                  Nicholas DeBenedictis
                                                 Chairman and President






                                           /s/      David P. Smeltzer
                                           ---------------------------------
                                                    David P. Smeltzer
                                            Senior Vice President - Finance
                                              and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                      Description                           Page No.
-----------        --------------------------------------------        --------

   10.41           2002 Annual Cash Incentive Compensation Plan           14