Form 10-Q
period 2002-06-30
PHILADELPHIA SUBURBAN CORP
filed 2002-08-12
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     to
                               -------------------    ------------------------

                          Commission File Number 1-6659


                        PHILADELPHIA SUBURBAN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                         23-1702594
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania              19010-3489
------------------------------------------------           -------------------
        (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:          (610)-527-8000
                                                           -------------------


------------------------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X        No
    -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 2002 68,858,761.
                                  ----------

Part I - Financial Information
Item 1.  Financial Statements

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)

                                                                              June 30,         December 31,
                                                                                2002               2001
                                                                            -----------        ------------
                                        Assets                                         (Unaudited)
Property, plant and equipment, at cost                                      $ 1,754,001         $ 1,677,061
Less accumulated depreciation                                                   327,087             308,946
                                                                            -----------         -----------
    Net property, plant and equipment                                         1,426,914           1,368,115
                                                                            -----------         -----------
Current assets:
    Cash and cash equivalents                                                       876               1,010
    Accounts receivable and unbilled revenues, net                               53,222              56,331
    Inventory, materials and supplies                                             4,819               4,446
    Prepayments and other current assets                                          5,120               8,085
                                                                            -----------         -----------
    Total current assets                                                         64,037              69,872
                                                                            -----------         -----------

Regulatory assets                                                                79,458              79,669
Deferred charges and other assets, net                                           20,023              22,915
Funds restricted for construction activity                                       30,132              19,768
                                                                            -----------         -----------
                                                                            $ 1,620,564         $ 1,560,339
                                                                            ===========         ===========
                   Liabilities and Stockholders' Equity
Stockholders' equity:
    6.05% Series B cumulative preferred stock                                     $ 816             $ 1,116
    Common stock at $.50 par value, authorized 100,000,000 shares,
         issued 69,755,662 and 69,300,346 in 2002 and 2001                       34,878              34,650
    Capital in excess of par value                                              311,191             304,039
    Retained earnings                                                           158,212             149,682
    Minority interest                                                               527                 787
    Treasury stock, 963,986 and 913,877 shares in 2002 and 2001                 (18,356)            (17,167)
    Accumulated other comprehensive income                                          378                 726
                                                                            -----------         -----------
    Total stockholders' equity                                                  487,646             473,833
                                                                            -----------         -----------

Long-term debt, excluding current portion                                       573,487             516,520
Commitments                                                                           -                   -
Current liabilities:
    Current portion of long-term debt                                            13,849              14,935
    Loans payable                                                                97,736             109,668
    Accounts payable                                                             15,200              27,667
    Accrued interest                                                              8,505               8,302
    Accrued taxes                                                                19,833              22,865
    Other accrued liabilities                                                    19,553              19,198
                                                                            -----------         -----------
    Total current liabilities                                                   174,676             202,635
                                                                            -----------         -----------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                            170,407             167,577
    Customers' advances for construction                                         67,407              59,886
    Other                                                                        10,960               9,204
                                                                            -----------         -----------
    Total deferred credits and other liabilities                                248,774             236,667
                                                                            -----------         -----------

Contributions in aid of construction                                            135,981             130,684
                                                                            -----------         -----------
                                                                            $ 1,620,564         $ 1,560,339
                                                                            ===========         ===========

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                            Six Months Ended
                                                                                June 30,
                                                                         -----------------------
                                                                           2002           2001
                                                                         --------      ---------
Operating revenues                                                       $148,284      $ 147,433

Costs and expenses:
  Operations and maintenance                                               56,200         52,648
  Depreciation                                                             20,200         18,682
  Amortization                                                              1,209          1,145
  Taxes other than income taxes                                             9,935         10,938
                                                                         --------      ---------
                                                                           87,544         83,413
                                                                         --------      ---------

Operating income                                                           60,740         64,020

Other expense (income):
  Interest expense, net                                                    19,671         20,166
  Allowance for funds used during construction                               (932)          (512)
  Gain on sale of other assets                                             (1,758)        (2,909)
                                                                         --------      ---------
Income before income taxes                                                 43,759         47,275
Provision for income taxes                                                 17,039         18,705
                                                                         --------      ---------
Net income                                                                 26,720         28,570
Dividends on preferred stock                                                   27             53
                                                                         --------      ---------
Net income available to common stock                                     $ 26,693       $ 28,517
                                                                         ========       ========

Net income                                                               $ 26,720       $ 28,570
Other comprehensive income (loss), net of tax:
  Unrealized gain on securities                                               345             48
  Reclassification adjustment for gains reported in net income               (693)           (36)
                                                                         --------      ---------
Comprehensive income                                                     $ 26,372       $ 28,582
                                                                         ========       ========

Net income per common share:
  Basic                                                                  $   0.39       $   0.42
                                                                         ========       ========
  Diluted                                                                $   0.38       $   0.42
                                                                         ========       ========

Average common shares outstanding
  during the period:
  Basic                                                                    68,576         67,598
                                                                         ========       ========
  Diluted                                                                  69,408         68,403
                                                                         ========       ========

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                            Three Months Ended
                                                                                  June 30,
                                                                          ----------------------
                                                                            2002          2001
                                                                          --------     ---------
Operating revenues                                                        $ 76,615     $ 77,240

Costs and expenses:
  Operations and maintenance                                                28,915       26,462
  Depreciation                                                              10,307        9,729
  Amortization                                                                 669          623
  Taxes other than income taxes                                              4,621        5,350
                                                                          --------     --------
                                                                            44,512       42,164
                                                                          --------     --------

Operating income                                                            32,103       35,076

Other expense (income):
  Interest expense, net                                                      9,891        9,904
  Allowance for funds used during construction                                (546)        (264)
  Gain on sale of other assets                                              (1,409)        (118)
                                                                          --------     --------
Income before income taxes                                                  24,167       25,554
Provision for income taxes                                                   9,337       10,096
                                                                          --------     --------
Net income                                                                  14,830       15,458
Dividends on preferred stock                                                    12           26
                                                                          --------     --------
Net income available to common stock                                      $ 14,818     $ 15,432
                                                                          ========     ========

Net income                                                                $ 14,830     $ 15,458
Other comprehensive income (loss), net of tax:
  Unrealized gain on securities                                                217          605
  Reclassification adjustment for gains reported in net income                (466)         (36)
                                                                          --------     --------
Comprehensive income                                                      $ 14,581     $ 16,027
                                                                          ========     ========

Net income per common share:
  Basic                                                                   $   0.22     $   0.23
                                                                          ========     ========
  Diluted                                                                 $   0.21     $   0.22
                                                                          ========     ========

Average common shares outstanding
  during the period:
  Basic                                                                     68,701       67,754
                                                                          ========     ========
  Diluted                                                                   69,461       68,587
                                                                          ========     ========

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)

                                                                                       June 30,          December 31,
                                                                                         2002                2001
                                                                                     ------------        ------------
                                                                                                 (Unaudited)
Stockholders' equity:
     6.05% Series B cumulative preferred stock                                        $       816          $   1,116
     Common stock, $.50 par value                                                          34,878             34,650
     Capital in excess of par value                                                       311,191            304,039
     Retained earnings                                                                    158,212            149,682
     Minority interest                                                                        527                787
     Treasury stock                                                                       (18,356)           (17,167)
     Accumulated other comprehensive income                                                   378                726
                                                                                      -----------          ---------
Total stockholders' equity                                                                487,646            473,833
                                                                                      -----------          ---------

Long-term debt:
First Mortgage Bonds secured by utility plant:
                  Interest Rate Range
                     0.00% to  2.49%                                                       13,586              8,325
                     2.50% to  4.99%                                                       12,882              9,023
                     5.00% to  5.49%                                                       50,515             50,545
                     5.50% to  5.99%                                                       80,260             30,660
                     6.00% to  6.49%                                                      160,525            160,525
                     6.50% to  6.99%                                                       55,200             55,200
                     7.00% to  7.49%                                                       58,000             60,000
                     7.50% to  7.99%                                                       23,000             23,000
                     8.00% to  8.49%                                                       17,580             17,595
                     8.50% to  8.99%                                                        9,000              9,000
                     9.00% to  9.49%                                                       53,535             53,535
                     9.50% to  9.99%                                                       45,537             46,031
                    10.00% to 10.50%                                                        6,000              6,000
                                                                                      -----------          ---------
Total First Mortgage Bonds                                                                585,620            529,439
Notes payable, 6.05%, due 2006                                                                344                644
Installment note payable, 9%, due in equal annual payments through 2013                     1,372              1,372
                                                                                      -----------          ---------
                                                                                          587,336            531,455
Current portion of long-term debt                                                          13,849             14,935
                                                                                      -----------          ---------
Long-term debt, excluding current portion                                                 573,487            516,520
                                                                                      -----------          ---------
Total capitalization                                                                  $ 1,061,133          $ 990,353
                                                                                      ===========          =========

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                              -----------------------
                                                                                                2002           2001
                                                                                              --------       --------
Cash flows from operating activities:
   Net income                                                                                 $ 26,720       $ 28,570
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                                             21,409         19,827
      Deferred income taxes                                                                      2,949          4,376
      Gain on sale of other assets                                                              (1,758)        (2,909)
      Net (increase) decrease in receivables, inventory and prepayments                          6,108           (515)
      Net decrease in payables, accrued interest, accrued taxes
         and other accrued liabilities                                                         (13,151)        (6,936)
      Payment of Competitive Transition Charge                                                       -        (11,465)
      Other                                                                                        488          1,546
                                                                                              --------       --------
Net cash flows from operating activities                                                        42,765         32,494
                                                                                              --------       --------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $932 and $512                                       (56,470)       (50,959)
   Acquisitions of water and wastewater systems                                                 (7,865)        (4,187)
   Proceeds from the sale of other assets                                                        5,561          3,182
   Net increase in funds restricted for construction activity                                  (10,364)          (168)
   Other                                                                                          (331)            15
                                                                                              --------       --------
Net cash flows used in investing activities                                                    (69,469)       (52,117)
                                                                                              --------       --------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                                  4,976          1,998
   Repayments of customers' advances                                                            (1,705)        (1,887)
   Net proceeds (repayments) of short-term debt                                                (11,932)        25,876
   Proceeds from long-term debt                                                                 53,353          7,372
   Repayments of long-term debt                                                                 (3,612)        (4,272)
   Redemption of preferred stock                                                                  (300)             -
   Proceeds from issuing common stock                                                            6,486          7,042
   Repurchase of common stock                                                                   (1,472)        (1,075)
   Dividends paid on preferred stock                                                               (27)           (53)
   Dividends paid on common stock                                                              (18,163)       (16,761)
   Other                                                                                        (1,034)            42
                                                                                              --------       --------
Net cash flows from financing activities                                                        26,570         18,282
                                                                                              --------       --------

Net decrease in cash and cash equivalents                                                         (134)        (1,341)
Cash and cash equivalents at beginning of period                                                 1,010          4,087
                                                                                              --------       --------
Cash and cash equivalents at end of period                                                    $    876       $  2,746
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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 1  Basis of Presentation
        ---------------------

        The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation ("PSC") at June 30, 2002, the consolidated statements of income and comprehensive income for the six months and quarter ended June 30, 2002 and 2001, and the consolidated statements of cash flow for the six months ended June 30, 2002 and 2001, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the PSC Annual Report on Form 10-K for the year ended December 31, 2001 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with current year's presentation.

Note 2  Acquisitions
        ------------

        On July 29, 2002, we entered into a purchase agreement with DQE, Inc. ("DQE") and AquaSource, Inc. ("AquaSource") pursuant to which we agreed to acquire three operating water and wastewater first tier subsidiaries of AquaSource, a subsidiary of DQE, and assume selected, integrated operating and maintenance contracts and related assets. The purchase agreement provides for a target cash purchase price of approximately $205 million. The final purchase price may be increased by up to $10 million or decreased by up to $25 million as various purchase price adjustments are applied. These adjustments include the achievement of certain specific operating performance metrics, involving revenue, rate base and projected customer connections. We are purchasing the operating utilities, including assets and franchises that serve approximately 130,000 water and wastewater customer accounts in 12 states, and selected water and wastewater operating contracts that serve approximately 40,000 customers in 7 states. Over 80% of the customers in the businesses we are purchasing are located in Texas, Florida, Virginia and Indiana. The acquisition is subject to certain regulatory approvals, but does not require DQE or PSC shareholder approval. We do not expect to obtain the requisite regulatory approvals before the second half of 2003. Within 45 days of the agreement, AquaSource has the option to sell the operations in several states whose operations represent approximately 6% of the total customers of the businesses we are purchasing, in one or more separate transactions, with a consequent reduction in the target purchase price of up to $14.8 million. On August 5, 2002, DQE announced the sale of one of the state operations under this option resulting in an adjustment to the target purchase price of less than one-half of the possible purchase price reduction related to this option. It is our intention to fund the acquisition at closing with cash from a combination of short-term debt, long-term debt, the issuance of our common stock and/or an instrument convertible into our common stock. The ultimate decision regarding the funding of the acquisition will be based upon market conditions existing at the time the acquisition is consummated.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

        On April 29, 2002, PSC entered into a definitive merger agreement with Pennichuck Corporation ("Pennichuck") pursuant to which we agreed to acquire Pennichuck by issuing shares of our common stock in exchange for all of the outstanding shares of Pennichuck common stock. The merger will be accounted for under the purchase method of accounting. The merger, which is subject to several conditions, including the approval by the shareholders of Pennichuck and the New Hampshire Public Utilities Commission, is expected to close by early 2003. In June 2002, the Federal Trade Commission granted early termination of the 30-day waiting period applicable to the transaction under the Hart-Scott-Rodino Antitrust Improvements Act. Pennichuck's shareholders will receive shares of PSC common stock based on the PSC average closing price as determined under the terms of the merger agreement. If the PSC average closing price is between $23.00 and $25.00, Pennichuck's shareholders will receive $33.00 in value for each share of Pennichuck common stock that they own based on the PSC average closing price. Alternatively, if the PSC average closing price is less than $23.00, Pennichuck shareholders will receive 1.435 shares of PSC common stock or if it is greater than $25.00, Pennichuck shareholders will receive 1.320 shares of PSC common stock. After the merger, Pennichuck will be a wholly-owned subsidiary of PSC. Pennichuck is a holding company based in Nashua, New Hampshire whose operating utility subsidiaries serve approximately 28,200 water customers in service territories located in southern and central New Hampshire, and whose non-regulated operating subsidiaries develop real estate and provide water-related operating and management contract services.

        During the first half of 2002, eight acquisitions or growth ventures were completed in Pennsylvania, New Jersey and North Carolina. The total purchase price of $8,420 for the systems acquired consisted of $7,865 in cash and the issuance of 28,917 shares of PSC common stock.

Note 3  Water Rates
        -----------

        On August 1, 2002, the Pennsylvania Public Utility Commission ("PAPUC") granted Pennsylvania Suburban Water Company ("PSW") a $21,226 or 10.2% base rate increase. The rates in effect at the time of the filing included $9,400 in Distribution System Improvement Charges ("DSIC") at 5.0%. Consequently, the total base rates will increase by $30,626 or 15.4% and the DSIC will be reset to zero. During the first half of 2002, operating subsidiaries located in Ohio, North Carolina and Maine were allowed rate increases, representing six rate adjustments, designed to increase total revenues by approximately $500 on an annual basis. Revenues from these rate increases realized in the first half of 2002 were approximately $120. Our operating subsidiary in Illinois also realized approximately $160 in revenue from implementation of the Qualifying Infrastructure Plant Surcharge in three divisions.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

Note 4  Long-term Debt and Loans Payable
        --------------------------------

        In June 2002, PSW issued $25,000 of tax-exempt bonds due in 2032 at a rate of 5.55%. The proceeds from these bonds issued are restricted to funding the costs of certain capital projects. PSW also issued a First Mortgage Bond of $25,000 5.93% Series due 2012. The proceeds of this bond issuance were used to reduce a portion of the balance of short-term debt. During the first half of 2002, operating subsidiaries also issued $4,293 of long-term debt at varying rates of interest ranging from 0% to 3.24% and due at various times through 2032. The proceeds of these issues were used to reduce a portion of the balance of short-term debt. In connection with acquisitions completed in the first half of 2002, $6,313 of long-term debt was acquired at an interest rate of 1% due in various years. As of June 30, 2002, the Trustees for various financing issues held $30,132 pending completion of the projects financed with the issues and are reported in the consolidated balance sheet as funds restricted for construction activity.

Note 5  Stockholders' Equity
        --------------------

        PSC reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income:

                                                                                2002      2001
                                                                               ------    ------
        Balance at January 1,                                                  $  726    $  926
          Unrealized holding gain arising during the period,
                net of tax of $185 in 2002 and $25 in 2001                        345        48
          Less:  reclassification adjustment for gains included
                in net income, net of tax of $372 in 2002 and $19 in 2001        (693)      (36)
                                                                               ------    ------
          Other comprehensive income (loss), net of tax                          (348)       12
                                                                               ------    ------
        Balance at June 30,                                                    $  378    $  938
                                                                               ======    ======

        Vivendi Environnement, through its subsidiaries, owned approximately 16.1% of PSC's outstanding common stock as of July 1, 2002. In May 2002, Vivendi Environnement advised PSC of its decision to sell its investment in PSC. Vivendi Environnement has announced that its decision to sell its interest in PSC is part of their overall strategy to divest non-core assets and focus on other business strategies. On July 8, 2002, PSC filed a Registration Statement to facilitate the orderly re-distribution of a portion of the shares held by Vivendi Environnement's subsidiaries into the market. In addition, on the same date PSC entered into a Registration and Share Purchase Agreement with Vivendi Environnement and its subsidiaries, pursuant to which PSC has agreed to repurchase up to 2,500,000 shares of PSC common stock at the public offering price. If the underwriters elect to exercise their over-allotment option under the proposed Underwriting Agreement, the number of shares that PSC is obligated to repurchase will be reduced by the number of shares purchased by the underwriters in exercising such over-allotment option. It is our intention to fund the repurchase of the shares with proceeds from a short-term credit facility. Interest under this short-term credit facility will be on terms substantially similar to PSC's current short-term lines of credit. It is PSC's current intention to repay these short-term borrowings with proceeds from the issuance of common stock or an instrument convertible into PSC common stock.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

Note 6  Net Income per Common Share
        ---------------------------

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

                                                           Six Months Ended          Three Months Ended
                                                               June 30,                  June 30,
                                                      ------------------------    ------------------------
                                                         2002          2001          2002          2001
                                                      ---------      ---------    ----------    ----------
        Average common shares outstanding during
           the period for Basic computation              68,576         67,598        68,701        67,754
        Dilutive effect of employee stock options           832            805           760           833
                                                      ---------      ---------    ----------    ----------
        Average common shares outstanding during
           the period for Diluted computation            69,408         68,403        69,461        68,587
                                                      =========      =========    ==========    ==========

Note 7  Recent Accounting Pronouncements
        --------------------------------

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

        In April 2002, the FASB approved SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement is not expected to have a material impact on the Company's results of operations and financial position.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

        In June 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces the previous accounting guidance provided in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the provisions of this statement and has not yet determined the effect of adoption on its results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)

                           Forward-looking Statements
                           --------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the expected completion dates for the Pennichuck merger and the AquaSource acquisition; the completion of various construction projects; the impact of drought conditions; the projected effects of recent accounting pronouncements; the funding of the repurchase of PSC common shares from Vivendi Environnement; the final purchase price for and the financing of the purchase of AquaSource; the projected annual value of rate increases; the effect of any additional minimum liability that may be recognized in connection with our defined benefit retirement plans, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, the rate of return on our pension assets, the approval of the Pennichuck merger by the Pennichuck shareholders and the New Hampshire Public Utilities Commission, and the approval of the AquaSource acquisition by governmental authorities. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


                               General Information
                               -------------------

Philadelphia Suburban Corporation ("we" or "us"), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to approximately 2 million people in Pennsylvania, Ohio, Illinois, New Jersey, Maine and North Carolina. Our two primary subsidiaries are Pennsylvania Suburban Water Company ("PSW"), a regulated public utility that provides water or wastewater services to approximately 1.3 million residents in the suburban areas north and west of the City of Philadelphia and in fourteen other counties in Pennsylvania, and Consumers Water Company ("CWC"), a holding company for several regulated public utility companies that provide water or wastewater service to approximately 700,000 residents in various communities in Illinois, Maine, New Jersey, and Ohio. Other subsidiaries provide water and wastewater services in parts of Pennsylvania, North Carolina and Ohio. We are among the largest investor-owned water utilities in the United States based on the number of customers. In addition, we provide water and wastewater service to approximately 35,000 people through operating and maintenance contracts with municipal authorities and other parties close to our operating companies' service territories. Some of our subsidiaries provide wastewater collection, treatment, and disposal services (primarily residential) to approximately 40,000 people in Pennsylvania, Illinois, New Jersey and North Carolina.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                               Financial Condition
                               -------------------

During the first half of 2002, we had $56,470 of capital expenditures, acquired water and wastewater systems for $7,865, repaid $1,705 of customer advances for construction and made sinking fund contributions and other loan repayments of $3,612. The capital expenditures were related to improvements to treatment plants, new water mains and customer service lines, the rehabilitation of existing water mains, hydrants and customer service lines, in addition to well and booster improvements.

During the first half of 2002, the proceeds from the issuance of long-term debt, proceeds from the issuance of common stock, internally generated funds, available working capital and funds available under our revolving credit agreement and other credit facilities were used to fund the cash requirements discussed above and to pay dividends. In June 2002, our Pennsylvania operating subsidiary issued $25,000 of tax exempt bonds due in 2032 at a rate of 5.55% and issued a First Mortgage Bond of $25,000 5.93% Series due 2012. During the first half of 2002, operating subsidiaries also issued $4,293 of long-term debt at varying rates of interest ranging from 0% to 3.24% and due at various times through 2032. The proceeds of these issuances were used to reduce a portion of the balance of short-term debt. At June 30, 2002, we had short-term lines of credit of $180,000, of which $82,264, was available. Effective with the December 1, 2002 payment, PSC has increased the quarterly cash dividend on common stock from $.1325 per share to $.14 per share.

Vivendi Environnement, through its subsidiaries, owned approximately 16.1% of PSC's outstanding common stock as of July 1, 2002. In May 2002, Vivendi Environnement advised PSC of its decision to sell its investment in PSC. Vivendi Environnement has announced that its decision to sell its interest in PSC is part of their overall strategy to divest non-core assets and focus on other business strategies. On July 8, 2002, PSC filed a Registration Statement to facilitate the orderly re-distribution of a portion of the shares held by Vivendi Environnement's subsidiaries into the market. In addition, on the same date PSC entered into a Registration and Share Purchase Agreement with Vivendi Environnement and its subsidiaries, pursuant to which PSC has agreed to repurchase up to 2,500,000 shares of PSC common stock at the public offering price. If the underwriters elect to exercise their over-allotment option under the proposed Underwriting Agreement, the number of shares that PSC is obligated to repurchase will be reduced by the number of shares purchased by the underwriters in exercising such over-allotment option. It is our intention to fund the repurchase of the shares with proceeds from a short-term credit facility. We expect interest under this short-term credit facility to be on terms substantially similar to PSC's current short-term lines of credit. It is PSC's current intention to repay these short-term borrowings with proceeds from the issuance of common stock or an instrument convertible into PSC common stock.

On July 29, 2002, we entered into a purchase agreement with DQE, Inc. ("DQE") and AquaSource, Inc. ("AquaSource") pursuant to which we agreed to acquire three operating water and wastewater first tier subsidiaries of AquaSource, a subsidiary of DQE, and assume selected, integrated operating and maintenance contracts and related assets. The purchase agreement provides for a target cash purchase price of approximately $205 million. The final purchase price may be increased by up to $10 million or decreased by up to $25 million as various purchase price adjustments are applied. These adjustments include the achievement of certain specific operating performance metrics, involving revenue, rate base and projected customer connections. We are purchasing the operating utilities, including assets and franchises that serve approximately 130,000 water and wastewater customer accounts in 12 states, and selected water and wastewater operating contracts that serve approximately 40,000 customers in 7 states. Over 80% of the customers in the businesses we are purchasing are located in Texas, Florida, Virginia and Indiana. The acquisition is subject to certain regulatory approvals, but does not require DQE or PSC

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

shareholder approval. We do not expect to obtain the requisite regulatory approvals before the second half of 2003. Within 45 days of the agreement, AquaSource has the option to sell the operations in several states whose operations represent approximately 6% of the total customers of the businesses we are purchasing, in one or more separate transactions, with a consequent reduction in the target purchase price of up to $14.8 million. On August 5, 2002, DQE announced the sale of one of the state operations under this option resulting in an adjustment to the target purchase price of less than one-half of the possible purchase price reduction related to this option. As a result of our entering into a purchase agreement with DQE and AquaSource, Standard & Poor's Rating Services ("S&P") placed PSW on Creditwatch with negative implications. The Creditwatch listing reflects concern by S&P that should we fund the acquisition entirely with debt, PSW's credit rating could change. It is our intention to fund the acquisition at closing with cash from a combination of short-term debt, long-term debt, the issuance of our common stock and/or an instrument convertible into our common stock. The ultimate decision regarding the funding of the acquisition will be based upon market conditions existing at the time the acquisition is consummated.

We maintain several defined benefit retirement plans. The accounting for pensions requires the use of assumptions, including discount rate, expected return on plan assets, the rate of future compensation increases received by our employees, and other factors. During the first half of 2002, the fair market value of our plan assets declined due to negative equity market performance, and as a result, we may be required to recognize an additional minimum liability on our balance sheet by December 31, 2002 for one of our plans. The additional minimum liability would equal the excess of the accumulated benefit obligation over the fair value of plan assets and would result in a reduction of our common stockholders' equity as of December 31, 2002. The amount of the additional minimum liability, if any, cannot be determined at this time as it is dependent on the asset returns during the second half of 2002 and the assumed discount rate. However, based on the funding status of the plan at June 30, 2002, the assumption of a zero return on the plan's assets during the second half of 2002 and an assumed 7% discount rate, common stockholders' equity at December 31, 2002 would be reduced by an after-tax adjustment of approximately $1,400. The recognition of the additional minimum liability is not expected to affect net income or cash flow in 2002. In future years, our pension expense and cash funding requirements are anticipated to increase as a result of the decline in plan assets and we will pursue recovery of such costs in future customer rates.

Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock will be adequate to meet our financing requirements for the balance of the year and beyond.

                              Results of Operations
                              ---------------------

    Analysis of First Six Months of 2002 Compared to First Six Months of 2001
    -------------------------------------------------------------------------

Revenues for the first six months of 2002 increased $851 or 0.6% primarily due to revenues from the Distribution System Improvement Charge ("DSIC") in Pennsylvania, additional water revenues associated with the larger customer base due to acquisitions, and increased water rates, offset partially by a decrease in overall water consumption. The DSIC provided $2,159 of additional revenues over the prior year. The reduced water consumption is primarily due to drought restrictions on water use in Pennsylvania and New Jersey and unfavorable weather conditions in June in portions of our Pennsylvania service territories. In addition, industrial water sales declined due to lower water usage.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Operations and maintenance expenses increased by $3,552 or 6.7% due to the additional operating costs associated with acquisitions, increased insurance expense, higher bad debt expense, and increased wages as a result of normal wage rate increases.

Depreciation expense increased $1,518 or 8.1% reflecting the utility plant placed in service since the second quarter of 2001, including the assets acquired through system acquisitions.

Amortization increased $64 primarily due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes decreased by $1,003 or 9.2% due to a reduction in state taxes and a decrease in the Pennsylvania Capital Stock Tax. The decrease in state taxes is a result of a reduction in assessments. The Capital Stock Tax decreased primarily due to a reduction in the base on which the tax is applied in addition to a minor decrease in the Capital Stock Tax rate.

Interest expense decreased by $495 or 2.5% primarily due to decreased interest rates on borrowings, offset partially by additional borrowings to finance on-going capital projects.

Allowance for funds used during construction ("AFUDC") increased by $420 primarily due to an increase in the average balance of utility plant construction work in progress ("CWIP"), to which AFUDC is applied, offset by a decrease in the AFUDC rate which is based on short-term interest rates. The increase in CWIP is primarily due to the $24,000 expansion and upgrade of a water treatment plant in Pennsylvania. Construction commenced on this facility in 2001 and was completed in mid-2002.

Gain on sale of other assets totaled $1,758 in the first half of 2002 and $2,909 in the first half of 2001. Gain on sales of land in the first half of 2002 decreased $2,161 and gain on sales of marketable securities in the first half of 2002 increased $1,010 over the same period in 2001.

Our effective income tax rate was 38.9% in the first half of 2002 and 39.6% in the first half of 2001. The change is due to an increase in the tax deductible portion of our book expenses.

Net income available to common stock for the first six months of 2002 decreased by $1,824 or 6.4%, in comparison to the same period in 2001 primarily as a result of the factors described above. On a diluted per share basis, earnings decreased $.04 or 9.5% reflecting the change in net income and a 1.5% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through the dividend reinvestment plan, and employee stock and incentive plan and shares issued in connection with acquisitions.

                              Results of Operations
                              ---------------------

      Analysis of Second Quarter of 2002 Compared to Second Quarter of 2001
      ---------------------------------------------------------------------

Revenues for the quarter decreased $625 or 0.8% primarily due to an overall decrease in water consumption, offset partially by revenues from the Distribution System Improvement Charge ("DSIC") in Pennsylvania, additional water revenues associated with the larger customer base due to acquisitions, and increased water rates. The reduced water consumption is primarily due to drought restrictions on water use in Pennsylvania and New Jersey and unfavorable weather conditions in June in portions of our Pennsylvania service territories. In

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

addition, industrial water sales declined due to lower water usage. The DSIC provided $826 of additional revenues over the same period for the prior year.

Operations and maintenance expenses increased by $2,453 or 9.3% primarily due to the additional operating costs associated with acquisitions, increased insurance expenses, and increased wages as a result of normal wage rate increases.

Depreciation expense increased $578 or 5.9% reflecting the utility plant placed in service since the second quarter of 2001, including the assets acquired through system acquisitions, and the effect of an increase in the depreciation rates.

Amortization increased $46 or 7.4% primarily due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes decreased by $729 or 13.6% due to a reduction in state taxes and a decrease in the Pennsylvania Capital Stock Tax. The decrease in state taxes is a result of a reduction in assessments. The Capital Stock Tax decreased primarily due to a reduction in the base on which the tax is applied in addition to a minor decrease in the Capital Stock Tax rate.

Interest expense decreased by $13 or 0.1% primarily due to decreased interest rates on borrowings, offset partially by additional borrowings to finance on-going capital projects.

Allowance for funds used during construction ("AFUDC") increased by $282 primarily due to an increase in the average balance of utility plant construction work in progress ("CWIP"), to which AFUDC is applied, offset by a decrease in the AFUDC rate. The increase in CWIP is primarily due to the $24,000 expansion and upgrade of a water treatment plant in Pennsylvania. Construction commenced on this facility in 2001 and was completed in mid-2002.

Gain on sale of other assets increased $1,291 due to an increase in the gain on sale of marketable securities of $661 and an increase in the gain on the sale of land realized of $630.

Our effective income tax rate was 38.6% in the second quarter of 2002 and 39.5% in the second quarter of 2001. The change is due to an increase in the tax deductible portion of our book expenses.

Net income available to common stock for the second quarter of 2002 decreased by $614 or 4.0%, in comparison to the same period in 2001 primarily as a result of the factors described above. On a diluted per share basis, earnings decreased $.01 or 4.4% reflecting the change in net income and a 1.3% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through the dividend reinvestment plan, and employee stock and incentive plan and shares issued in connection with acquisitions.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                                  Recent Events
                                  -------------

On occasion, drought warnings and water use restrictions are issued by governmental authorities for portions of our service territories in response to extended periods of dry weather conditions. The timing and duration of the warnings and restrictions can have an impact on our water revenues and net income. In general, water consumption in the summer months is affected by drought warnings and restrictions to a higher degree because nonessential and recreational use of water is highest during the summer months. At times other than the summer months, warnings and restrictions generally have less of an effect on water consumption.

In November 2001, a drought warning was declared in nine counties in Pennsylvania, including one of the five counties we serve in southeastern Pennsylvania. A drought warning calls for a 10 to 15 percent voluntary reduction of water use, particularly non-essential uses of water. In February 2002, a drought emergency was declared in 24 counties in Pennsylvania, including all five of the counties we serve in southeastern Pennsylvania. A drought emergency imposes a ban on non-essential water use. On June 14, 2002 drought restrictions were relaxed in two of the counties we serve in southeastern Pennsylvania, moving from a drought emergency back to a drought warning. On July 16, 2002, drought emergency restrictions were relaxed in a substantial portion of one additional county we serve, reverting to a drought warning condition involving only voluntary conservation. Presently, a drought emergency ban remains in place in two of the counties we serve in southeastern Pennsylvania. There are also water use restrictions as a result of drought conditions nearby or within portions of our service territories in New Jersey. In June 2002 the water restrictions in New Jersey were eased by the State. As a result of the drought declarations, water consumption and water revenues in these areas were reduced below normal levels.

Disclosure regarding other recent events is contained in the "Financial Condition" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations section.

                   Impact of Recent Accounting Pronouncements
                   ------------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. When the liability is initially recognized, the carrying amount of the related long-lived asset is increased by the same amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we may settle the obligation for its recorded amount, or an alternative amount thereby incurring a gain or loss upon settlement. We intend to adopt this statement as required in 2003. We are currently evaluating the provisions of this statement, but we do not expect the effect of adoption on our results of operations or financial position to be material.

In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on our results of operations or financial position.

In April 2002, the FASB approved SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things,

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement is not expected to have an impact on our results of operations or financial position.

In June 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces the previous accounting guidance provided in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We are currently evaluating the provisions of this statement and have not yet determined the effect of adoption on our results of operations and financial position.

                                  Risk Factors
                                  ------------

Our business requires significant capital expenditures and the rates we charge our customers are subject to regulation. If we are unable to obtain government approval of our requests for rate increases, or if approved rate increases are untimely or inadequate to cover our investments, our profitability may suffer.

         The water utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers. These rates are subject to approval by the public utility commissions of the states in which we operate. We file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Once a rate increase petition is filed with a public utility commission, the ensuing administrative and hearing process may be lengthy and costly. The timing of our rate increase requests are therefore partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase to the extent approved. We can provide no assurances that any future rate increase request will be approved by the appropriate state public utility commission; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.

Our operating costs could be significantly increased in order to comply with new or stricter regulatory standards imposed by federal and state environmental agencies.

         Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and state and federal regulations issued under these laws by the United States Environmental Protection Agency and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the United States and states. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot assure you that we have been or will be at all times in total compliance with these laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. Environmental laws are complex and change frequently. These laws, and the enforcement thereof, have tended to become more

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with them and our permits, it is possible that new or stricter standards could be imposed that will raise our operating costs. Although these costs may be recovered in the form of higher rates, there can be no assurance that the various state public utility commissions that govern our business would approve rate increases to enable us to recover such costs. In summary, we cannot assure you that our costs of complying with, or discharging liability under, current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.

Our business is subject to seasonal fluctuations, which could affect demand for our water service and our revenues.

         Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with cooling systems, swimming pools, irrigation systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. In the event that temperatures during the typically warmer months are cooler than expected, or if there is more rainfall than expected, the demand for our water may decrease and adversely affect our revenues.

Drought conditions may impact our ability to serve our current and future customers, and may impact our customers' use of our water, which may adversely affect our financial condition and results of operations.

         We depend on an adequate water supply to meet the present and future demands of our customers. Drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. An interruption in our water supply could have a material adverse effect on our financial condition and results of operations. Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions, which may adversely affect our revenues and earnings.

An important element of our growth strategy is the acquisition of water and wastewater systems. Any future acquisitions we decide to undertake may involve risks.

         An important element of our growth strategy is the acquisition and integration of water and wastewater systems in order to broaden our current, and move into new, service areas. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. Further, we may be required to integrate any businesses we acquire with our existing operations. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management's time and resources. Future acquisitions by us could result in:

        o    dilutive issuances of our equity securities;
        o    incurrence of debt and contingent liabilities;
        o    fluctuations in quarterly results; and
        o    other acquisition-related expenses.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

         Some or all of these items could have a material adverse effect on our business and our ability to finance our business. The businesses we acquire in the future may not achieve sales and profitability that justify our investment and any difficulties we encounter in the integration process could interfere with our operations and reduce our operating margins. In addition, as consolidation becomes more prevalent in the water and wastewater industries, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions.

Contamination to our water supply may result in disruption in our services and litigation which could adversely affect our business, operating results and financial condition.

         Our water supplies are subject to contamination, including contamination from the development of naturally-occurring compounds and chemicals in groundwater systems, and pollution resulting from man-made sources. In the event that our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results and financial condition. The costs we incur to decontaminate a water source or an underground water system could be significant and could adversely affect our business, operating results and financial condition.

         In addition to the potential pollution of our water supply as described above, in the wake of the September 11, 2001 terrorist attacks and the ensuing threats to the nation's health and security, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant. We are currently not aware of any specific threats to our facilities, operations or supplies; however, it is possible that we would not be in a position to control the outcome of terrorist events should they occur.

         We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Our insurance policies may not be sufficient to cover the costs of these claims.

We depend significantly on the services of the members of our senior management team, and the departure of any of those persons could cause our operating results to suffer.

         Our success depends significantly on the continued individual and collective contributions of our senior management team. The loss of the services of any member of our senior management or the inability to hire and retain experienced management personnel could harm our operating results.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         We are subject to market risks in the normal course of business, including changes in interest and equity prices. There have been no significant changes in our exposure to market risks since December 31, 2001. Refer to Item 7A of the Company's Annual Report on Form 10K for the year ended December 31, 2001 for additional information.

Part II. Other Information
         -----------------

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

Item 4.  Results of Vote of Security Holders
         -----------------------------------

         The Annual Meeting of Shareholders of Philadelphia Suburban Corporation was held on May 16, 2002 at the Springfield Country Club, 400 West Sproul Road, Springfield, Pennsylvania, pursuant to the Notice sent on or about April 8, 2002 to all shareholders of record at the close of business on March 25, 2002. At that meeting, the following nominees were elected as directors of Philadelphia Suburban Corporation for terms expiring in the year 2005 and received the votes set forth after their names below:

         Name of Nominee                       For                    Withheld
         ---------------                       ---                    --------
         G. Fred DiBona, Jr                 47,265,862                515,494
         Mary C. Carroll                    47,284,419                496,937
         John E. Menario                    47,306,170                475,186


         Since the Board of Directors is divided into three classes with one class elected each year to hold office for a three-year term, the term of office for the following directors continued after the Annual Meeting; Nicholas DeBenedictis; Richard H. Glanton, Esq.; Alan R. Hirsig, John F. McCaughan and Richard L. Smoot.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits

                           Exhibit No.          Description
                           -----------          -----------

                            4.23                Thirty-sixth Supplemental Indenture, dated as of June 1, 2002

                           10.42                Bond Purchase Agreement among the Bucks County Industrial Development Authority,
                                                Pennsylvania Suburban Water Company and Janney Montgomery Scott LLC, dated
                                                May 21, 2002

                           10.43                Construction and Financing Agreement between the Bucks County Industrial
                                                Development Authority and Pennsylvania Suburban Water Company dated as of
                                                June 1, 2002

                           10.44                Registration and Stock Purchase Agreement, dated as of July 8, 2002, among
                                                Philadelphia Suburban Corporation, Vivendi Enivironnement S.A., Vivendi Water
                                                S.A. and Vivendi North America Company (1)

                           99.1                 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                                                Section 906 of the Sarbanes-Oxley Act of 2002

                           99.2                 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                                                Section 906 of the Sarbanes-Oxley Act of 2002

                  (1)  Filed as Exhibit 10.1 to the Registration Statement on Form S-3 filed on July 8, 2002
                  (Registration No. 333-92050).

                  (b)      Reports on Form 8-K

                           Current Report on Form 8-K filed on May 14, 2002, responding to Item 5, Other Events.
                           (Related to the Company's press release of May 12, 2002 announcing a change in the investment strategy of our long-term shareholder, Vivendi Environnement).

                           Current Report on Form 8-K filed on August 5, 2002, responding to Item 5, Other Events.
                           (Related to the Company entering into a purchase agreement with DQE, Inc. and AquaSource,
                           Inc. pursuant to which we agreed to acquire three of AquaSource's investor-owned water and wastewater utilities and selected, integrated operating and maintenance contracts and related assets).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.



August 12, 2002

                                               PHILADELPHIA SUBURBAN CORPORATION
                                               ---------------------------------
                                                           Registrant



                                               /s/    Nicholas DeBenedictis
                                               ---------------------------------
                                                      Nicholas DeBenedictis
                                                     Chairman and President




                                               /s/      David P. Smeltzer
                                               ---------------------------------
                                                        David P. Smeltzer
                                                Senior Vice President - Finance
                                                  and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.                               Description                                                            Page No.
-----------                -----------------------------------------                                            --------
   4.23                    Thirty-sixth Supplemental Indenture, dated as of June 1, 2002                           24

  10.42                    Bond Purchase Agreement among the Bucks County Industrial
                           Development Authority, Pennsylvania Suburban Water Company
                           and Janney Montgomery Scott LLC, dated May 21, 2002                                     58

  10.43                    Construction and Financing Agreement between the Bucks County
                           Industrial Development Authority and Pennsylvania Suburban
                           Water Company dated as of June 1, 2002                                                  82

  10.44                    Registration and Stock Purchase Agreement, dated as of July 8, 2002, among Philadelphia Suburban Corporation, Vivendi Enivironnement S.A.,
                           Vivendi Water S.A. and Vivendi North America Company (1)                                --

  99.1                     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                           to Section 906 of the Sarbanes-Oxley Act of 2002                                       111

  99.2                     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                           to Section 906 of the Sarbanes-Oxley Act of 2002                                       112




                           (1) Filed as Exhibit 10.1 to the Registration Statement on Form S-3
                           filed on July 8, 2002 (Registration No. 333-92050).