Form 10-Q
period 2002-09-30
PHILADELPHIA SUBURBAN CORP
filed 2002-11-08
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from __________________ to _______________________


                          Commission File Number 1-6659



                       PHILADELPHIA SUBURBAN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                         23-1702594
 -------------------------------              -------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              Identification No.)


762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania                  19010 -3489
------------------------------------------------                 ------------
   (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:              (610)-527-8000
                                                                 --------------


--------------------------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X           No
    -----            ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 2002 67,809,954.

Part I - Financial Information
Item 1.  Financial Statements

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)

                                                                                September 30,      December 31,
                                                                                    2002               2001
                                                                                -------------------------------
                                        Assets                                            (Unaudited)
Property, plant and equipment, at cost                                           $ 1,791,812        $ 1,677,061
Less accumulated depreciation                                                        336,716            308,946
                                                                                -------------------------------
    Net property, plant and equipment                                              1,455,096          1,368,115
                                                                                -------------------------------
Current assets:
    Cash and cash equivalents                                                          3,957              1,010
    Accounts receivable and unbilled revenues, net                                    61,443             56,331
    Inventory, materials and supplies                                                  5,320              4,446
    Prepayments and other current assets                                               4,332              8,085
                                                                                -------------------------------
    Total current assets                                                              75,052             69,872
                                                                                -------------------------------


Regulatory assets                                                                     80,517             79,669
Deferred charges and other assets, net                                                19,004             22,915
Funds restricted for construction activity                                            27,425             19,768
                                                                                --------------------------------
                                                                                 $ 1,657,094        $ 1,560,339
                                                                                ===============================
                   Liabilities and Stockholders' Equity

Stockholders' equity:
    6.05% Series B cumulative preferred stock                                    $       816        $     1,116
    Common stock at $.50 par value, authorized 100,000,000 shares,
         issued 69,964,485 and 69,300,346 in 2002 and 2001                            34,982             34,650
    Capital in excess of par value                                                   315,156            304,039
    Retained earnings                                                                161,113            149,682
    Minority interest                                                                    516                787
    Treasury stock, 946,171 and 913,877 shares in 2002 and 2001                      (17,930)           (17,167)
    Accumulated other comprehensive income                                               126                726
                                                                                -------------------------------
    Total stockholders' equity                                                       494,779            473,833
                                                                                -------------------------------


Long-term debt, excluding current portion                                            575,667            516,520
Commitments                                                                                -                  -
Current liabilities:
    Current portion of long-term debt                                                 13,848             14,935
    Loans payable                                                                    102,234            109,668
    Accounts payable                                                                  14,593             27,667
    Accrued interest                                                                   8,548              8,302
    Accrued taxes                                                                     23,741             22,865
    Dividends payable                                                                  9,782                  -
    Other accrued liabilities                                                         20,217             19,198
                                                                                -------------------------------
    Total current liabilities                                                        192,963            202,635
                                                                                -------------------------------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                                 174,072            167,577
    Customers' advances for construction                                              70,367             59,886
    Other                                                                             11,213              9,204
                                                                                -------------------------------
    Total deferred credits and other liabilities                                     255,652            236,667
                                                                                -------------------------------

Contributions in aid of construction                                                 138,033            130,684
                                                                                -------------------------------
                                                                                 $ 1,657,094        $ 1,560,339
                                                                                ===============================

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                --------------------------
                                                                                   2002           2001
                                                                                --------------------------

Operating revenues                                                               $  240,202     $  232,159

Costs and expenses:
  Operations and maintenance                                                         87,343         81,642
  Depreciation                                                                       30,475         28,361
  Amortization                                                                        1,933          1,642
  Taxes other than income taxes                                                      14,672         15,488
                                                                                --------------------------
                                                                                    134,423        127,133
                                                                                --------------------------

Operating income                                                                    105,779        105,026

Other expense (income):
  Interest expense, net                                                              30,257         30,027
  Allowance for funds used during construction                                       (1,198)          (865)
  Gain on sale of other assets                                                       (2,079)        (3,097)
                                                                                --------------------------
Income before income taxes                                                           78,799         78,961
Provision for income taxes                                                           30,252         31,085
                                                                                --------------------------
Net income                                                                           48,547         47,876
Dividends on preferred stock                                                             39             80
                                                                                --------------------------
Net income available to common stock                                             $   48,508     $   47,796
                                                                                ==========================

Net income                                                                       $   48,547     $   47,876
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on securities                                                  167            (98)
  Reclassification adjustment for gains reported in net income                         (767)          (102)
                                                                                --------------------------
Comprehensive income                                                             $   47,947     $   47,676
                                                                                ==========================

Net income per common share:
  Basic                                                                          $     0.71     $     0.71
                                                                                ==========================
  Diluted                                                                        $     0.70     $     0.70
                                                                                ==========================

Average common shares outstanding during the period:
  Basic                                                                              68,678         67,735
                                                                                ==========================
  Diluted                                                                            69,397         68,559
                                                                                ==========================


See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                ---------------------------
                                                                                       2002         2001
                                                                                ---------------------------

Operating revenues                                                                 $ 91,918       $ 84,726

Costs and expenses:
  Operations and maintenance                                                         31,143         28,994
  Depreciation                                                                       10,275          9,679
  Amortization                                                                          724            497
  Taxes other than income taxes                                                       4,737          4,550
                                                                                --------------------------
                                                                                     46,879         43,720
                                                                                --------------------------

Operating income                                                                     45,039         41,006

Other expense (income):
  Interest expense, net                                                              10,586          9,861
  Allowance for funds used during construction                                         (266)          (353)
  Gain on sale of other assets                                                         (321)          (188)
                                                                                --------------------------
Income before income taxes                                                           35,040         31,686
Provision for income taxes                                                           13,213         12,380
                                                                                --------------------------
Net income                                                                           21,827         19,306
Dividends on preferred stock                                                             12             27
                                                                                --------------------------
Net income available to common stock                                               $ 21,815       $ 19,279
                                                                                ==========================

Net income                                                                         $ 21,827       $ 19,306
Other comprehensive income (loss), net of tax:
  Unrealized loss on securities                                                        (178)          (146)
  Reclassification adjustment for gains reported in net income                          (74)           (66)
                                                                                --------------------------
Comprehensive income                                                               $ 21,575       $ 19,094
                                                                                ==========================

Net income per common share:
  Basic                                                                            $   0.32       $   0.28
                                                                                ==========================
  Diluted                                                                          $   0.31       $   0.28
                                                                                ==========================

Average common shares outstanding during the period:
  Basic                                                                              68,903         68,003
                                                                                ==========================
  Diluted                                                                            69,422         68,844
                                                                                ==========================



See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)


                                                                                 September 30,      December 31,
                                                                                     2002               2001
                                                                               -----------------------------------
                                                                                           (Unaudited)
Stockholders' equity:
     6.05% Series B cumulative preferred stock                                        $   816          $  1,116
     Common stock, $.50 par value                                                      34,982            34,650
     Capital in excess of par value                                                   315,156           304,039
     Retained earnings                                                                161,113           149,682
     Minority interest                                                                    516               787
     Treasury stock                                                                   (17,930)          (17,167)
     Accumulated other comprehensive income                                               126               726
                                                                               --------------------------------
Total stockholders' equity                                                            494,779           473,833
                                                                               --------------------------------

Long-term debt:
First Mortgage Bonds secured by utility plant:
                  Interest Rate Range
                     0.00% to  2.49%                                                   13,709             8,325
                     2.50% to  4.99%                                                   16,384             9,023
                     5.00% to  5.49%                                                   50,455            50,545
                     5.50% to  5.99%                                                   80,260            30,660
                     6.00% to  6.49%                                                  160,520           160,525
                     6.50% to  6.99%                                                   55,200            55,200
                     7.00% to  7.49%                                                   58,000            60,000
                     7.50% to  7.99%                                                   23,000            23,000
                     8.00% to  8.49%                                                   17,500            17,595
                     8.50% to  8.99%                                                    9,000             9,000
                     9.00% to  9.49%                                                   53,134            53,535
                     9.50% to  9.99%                                                   44,637            46,031
                    10.00% to 10.50%                                                    6,000             6,000
                                                                               --------------------------------
Total First Mortgage Bonds                                                            587,799           529,439
Notes payable, 6.05%, due 2006                                                            344               644
Installment note payable, 9%, due in equal annual payments through 2013                 1,372             1,372
                                                                               --------------------------------
                                                                                      589,515           531,455
Current portion of long-term debt                                                      13,848            14,935
                                                                               --------------------------------
Long-term debt, excluding current portion                                             575,667           516,520
                                                                               --------------------------------
Total capitalization                                                               $1,070,446         $ 990,353
                                                                               ================================


See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)


                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                               --------------------------
                                                                                   2002           2001
                                                                               --------------------------
Cash flows from operating activities:
   Net income                                                                    $ 48,508       $ 47,876
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                                32,408         30,003
      Deferred income taxes                                                         5,110          7,788
      Gain on sale of other assets                                                 (2,079)        (3,097)
      Net increase in receivables, inventory and prepayments                       (1,814)        (7,030)
      Net decrease in payables, accrued interest, accrued taxes
         and other accrued liabilities                                             (9,371)           (11)
      Payment of Competitive Transition Charge                                          -        (11,465)
      Other                                                                         1,013          2,628
                                                                               -------------------------
Net cash flows from operating activities                                           73,775         66,692
                                                                               -------------------------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $1,198 and $865                        (89,028)       (86,431)
   Acquisitions of water and wastewater systems                                    (7,909)        (4,309)
   Proceeds from the sale of other assets                                           6,258          3,971
   Net increase in funds restricted for construction activity                      (7,657)        (9,673)
   Other                                                                             (300)            54
                                                                               -------------------------
Net cash flows used in investing activities                                       (98,636)       (96,388)
                                                                               -------------------------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                     7,171          2,476
   Repayments of customers' advances                                               (2,131)        (3,064)
   Net proceeds (repayments) of short-term debt                                    (7,433)         31,842
   Proceeds from long-term debt                                                    57,270         19,817
   Repayments of long-term debt                                                    (5,438)        (7,691)
   Redemption of preferred stock                                                     (305)             -
   Proceeds from issuing common stock                                               8,477         10,283
   Repurchase of common stock                                                      (1,476)        (1,575)
   Dividends paid on preferred stock                                                  (39)           (80)
   Dividends paid on common stock                                                 (27,294)       (25,186)
   Other                                                                             (994)           (78)
                                                                               -------------------------
Net cash flows from financing activities                                           27,808         26,744
                                                                               -------------------------

Net increase (decrease) in cash and cash equivalents                                2,947         (2,952)
Cash and cash equivalents at beginning of period                                    1,010          4,087
                                                                               -------------------------
Cash and cash equivalents at end of period                                       $  3,957       $  1,135
                                                                               =========================

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)
                                   (UNAUDITED)


Note 1   Basis of Presentation
         ---------------------

         The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation ("PSC") at September 30, 2002, the consolidated statements of income and comprehensive income for the nine months and quarter ended September 30, 2002 and 2001, and the consolidated statements of cash flow for the nine months ended September 30, 2002 and 2001, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the PSC Annual Report on Form 10-K for the year ended December 31, 2001 and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2002 and March 31, 2002. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with current year's presentation.

Note 2   Acquisitions
         ------------

         On July 29, 2002, PSC entered into a purchase agreement with DQE, Inc. ("DQE") and AquaSource, Inc. ("AquaSource") pursuant to which PSC agreed to acquire three operating water and wastewater first tier subsidiaries of AquaSource, a subsidiary of DQE, and assume selected, integrated operating and maintenance contracts and related assets. The purchase agreement provides for a target cash purchase price of approximately $205 million. The final purchase price may be increased by up to $10 million or decreased by up to $25 million as various purchase price adjustments are applied. These adjustments include the achievement of certain specific operating performance metrics, involving revenue, rate base and projected customer connections. The purchase agreement covers operating utilities, including assets and franchises that serve approximately 130,000 water and wastewater customer accounts in 12 states, and selected water and wastewater operating contracts that serve approximately 40,000 customers in 7 of these states. Over 80% of the customers in the businesses PSC is purchasing are located in Texas, Florida, Virginia and Indiana. The acquisition is subject to certain regulatory approvals, but does not require DQE or PSC shareholder approval. PSC does not expect to obtain the requisite regulatory approvals before the second half of 2003. Within a certain period after the agreement was signed, AquaSource had the option to sell the operations in several states whose operations represent approximately 6% of the total customers of the businesses PSC is purchasing, in one or more separate transactions, with a consequent reduction in the target purchase price of up to $14.8 million. On August 5, 2002, DQE announced the sale of one of the state operations under this option, resulting in an adjustment to the target purchase price of less than one-half of the possible purchase price reduction related to this option. In October 2002, the option to sell the remaining states expired and AquaSource elected not to extend this option. It is PSC's intention to fund the acquisition at closing with cash from a combination of short-term debt, long-term debt, the issuance of PSC's common stock and/or an instrument convertible into PSC's common stock. The ultimate decision regarding the funding of the acquisition will be based upon market conditions existing at the time the acquisition is consummated.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


         On April 29, 2002, PSC entered into a definitive merger agreement with Pennichuck Corporation ("Pennichuck") pursuant to which PSC agreed to acquire Pennichuck by issuing shares of PSC common stock in exchange for all of the outstanding shares of Pennichuck common stock (as of August 31, 2002, there were 2,391,439 shares of Pennichuck common stock outstanding). The merger, which is subject to several conditions, including the approval by the shareholders of Pennichuck and the New Hampshire Public Utilities Commission, is expected to close by early 2003. In June 2002, the Federal Trade Commission granted early termination of the 30-day waiting period applicable to the transaction under the Hart-Scott-Rodino Antitrust Improvements Act. Pennichuck's shareholders will receive shares of PSC common stock based on the PSC average closing price as determined under the terms of the merger agreement. If the PSC average closing price is between $23.00 and $25.00, Pennichuck's shareholders will receive $33.00 in value for each share of Pennichuck common stock that they own based on the PSC average closing price. Alternatively, if the PSC average closing price is less than $23.00, Pennichuck shareholders will receive 1.435 shares of PSC common stock or if it is greater than $25.00, Pennichuck shareholders will receive 1.320 shares of PSC common stock. After the merger, Pennichuck will be a wholly-owned subsidiary of PSC. Pennichuck is a holding company based in Nashua, New Hampshire whose operating utility subsidiaries serve approximately 28,200 water customers in service territories located in southern and central New Hampshire, and whose non-regulated operating subsidiaries develop real estate and provide water-related operating and management contract services.

         During the first nine months of 2002, PSC completed 16 acquisitions or growth ventures in Pennsylvania, New Jersey, Illinois and North Carolina. The total purchase price of $10,654 for the systems acquired consisted of $7,909 in cash and the issuance of 143,091 shares of PSC common stock.

Note 3   Water Rates
         -----------

         On August 1, 2002, the Pennsylvania Public Utility Commission ("PAPUC") granted Pennsylvania Suburban Water Company ("PSW") a $21,226 or 10.2% base rate increase. The rates in effect at the time of the filing included $9,400 in Distribution System Improvement Charges ("DSIC") at 5.0%. Consequently, the total base rates increased by $30,626 and the DSIC was reset to zero. During the first nine months of 2002, operating subsidiaries located in New Jersey, Ohio, North Carolina and Maine were granted rate increases, representing eight rate adjustments, designed to increase total revenues by approximately $2,138 on an annual basis. Revenues from the rate increases realized in the first nine months of 2002 were approximately $6,800. During the first nine months of 2002, PSC's operating subsidiary in Illinois also realized approximately $262 in revenue from implementation of the Qualifying Infrastructure Plant Surcharge in three divisions.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 4   Long-term Debt and Loans Payable
         --------------------------------

         In June 2002, PSW issued $25,000 of tax-exempt bonds due in 2032 at a rate of 5.55%. The proceeds from these bonds issued are restricted to funding the costs of certain capital projects. PSW also issued in June 2002 a First Mortgage Bond of $25,000 5.93% Series due 2012. The proceeds of this bond issuance were used to reduce a portion of the balance of short-term debt. During the first nine months of 2002, operating subsidiaries also issued $8,299 of long-term debt at varying rates of interest ranging from 0% to 3.24% and due at various times through 2032. The proceeds of these issues were used to reduce a portion of the balance of short-term debt. In connection with acquisitions completed in the first nine months of 2002, $6,313 of long-term debt was assumed as a result of acquisitions at an interest rate of 1% due in various years. As of September 30, 2002, the Trustees for various bond issues held $27,425 pending completion of the projects financed with the issues and are reported in the consolidated balance sheet as funds restricted for construction activity. In October 2002, a 364-day note payable of $22,000 was issued by PSC, the proceeds of which were used to repurchase shares of PSC common stock from Vivendi Environnement. Interest under this facility is based, at the borrower's option, on either a defined base rate or an adjusted London Interbank Offered Rate corresponding to the interest period selected.

Note 5   Stockholders' Equity
         --------------------

         PSC reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income:


                                                                                   2002          2001
                                                                               ------------------------

Balance at January 1,                                                            $   726       $   926
  Unrealized holding gain (loss) arising during the period,
        net of tax of $89 in 2002 and $54 in 2001                                    167           (98)
  Less:  reclassification adjustment for gains included
        in net income, net of tax of $412 in 2002 and $54 in 2001                   (767)         (102)
                                                                               -----------------------
  Other comprehensive income (loss), net of tax                                     (600)         (200)
                                                                               -----------------------
Balance at September 30,                                                         $   126       $   726
                                                                               =======================





         Vivendi Environnement, through its subsidiaries, owned approximately 16.1% of PSC's outstanding common stock as of July 1, 2002. In May 2002, Vivendi Environnement advised PSC of its decision to sell its investment in PSC. Vivendi Environnement announced that its decision to sell its interest in PSC was part of its overall strategy to divest non-core assets and focus on other business strategies. In July 2002, PSC filed a Registration Statement to facilitate the orderly re-distribution of a portion of the shares held by Vivendi Environnement's subsidiaries into the market. In addition, on the same date PSC entered into a Registration and Share Purchase Agreement with Vivendi Environnement and its subsidiaries, pursuant to which PSC agreed to repurchase the remaining shares of PSC common stock, held by Vivendi Environnement, at the public offering price. In September 2002, the offering was completed and the underwriters elected to exercise their 1,289,381 share over-allotment option under the Underwriting Agreement. In October 2002, PSC purchased the remaining 1,210,620 shares owned by Vivendi Environnement, which repurchase was funded with proceeds of $22,000 from a short-term credit facility. Interest under

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


         this short-term credit facility is on terms substantially similar to PSC's current short-term lines of credit. It is PSC's current intention to repay these short-term borrowings with proceeds from the issuance of common stock or an instrument convertible into PSC common stock.

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


                                                          Nine Months Ended          Three Months Ended
                                                            September 30,               September 30,
                                                      ------------------------------------------------------
                                                            2002          2001           2002          2001
                                                      -------------------------   --------------------------
Average common shares outstanding during
   the period for Basic computation                       68,678        67,735         68,903        68,003
Dilutive effect of employee stock options                    719           824            519           841
                                                      -------------------------   --------------------------
Average common shares outstanding during
   the period for Diluted computation                     69,397        68,559         69,422        68,844
                                                      =========================   ==========================


Note 7   Dispositions
         ------------

         In October 2002, we entered into an agreement with Ashtabula County regarding the sale of PSC's water utility assets in the unincorporated areas of Ashtabula County, Ohio and the area within the Village of Geneva on the Lake. The agreement specifies that Ashtabula County will pay approximately $13,000, which is in excess of the book value for these assets. Closing is expected to occur by the end of the first quarter of 2003 and is subject to several conditions, including negotiation of an agreement with the County for PSC to operate the system for one year, the Public Utilities Commission of Ohio approval and the County's financing. These water utility assets represent less than 1% of PSC's total assets, and the total number of customers included in the Ashtabula systems discussed above represents less than 1% of PSC's total customer base. Despite this transaction, PSC's strategy continues to be to acquire additional water and wastewater systems, to maintain its existing systems, and to actively oppose unilateral efforts by municipal governments to acquire any of its operations.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 8   Recent Accounting Pronouncements
         --------------------------------

         In July 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. When the liability is initially recognized, the carrying amount of the related long-lived asset is increased by the same amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, PSC may settle the obligation for its recorded amount, or an alternative amount, thereby incurring a gain or loss upon settlement. PSC intends to adopt this statement as required in 2003. PSC is currently evaluating the provisions of this statement but does not expect the effect of adoption on its results of operations or financial position to be material.

         In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on PSC's results of operations or financial position.

         In April 2002, the FASB approved SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement is not expected to have a material impact on PSC's results of operations and financial position.

         In June 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces the previous accounting guidance provided in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. PSC is currently evaluating the provisions of this statement and has not yet determined the effect of adoption on its results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)

                           Forward-looking Statements
                           --------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the expected completion dates for the Pennichuck merger, the AquaSource acquisition and the sale of certain assets to Ashtabula County; the completion of various construction projects; the impact of drought conditions; the projected effects of recent accounting pronouncements; the repayment of the short-term borrowings used to repurchase PSC common shares from Vivendi Environnement; the final purchase price for and the financing of the purchase of AquaSource; the projected annual value of rate increases; the effect of any additional minimum liability that may be recognized in connection with our defined benefit retirement plans, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, the rate of return on our pension assets, the approval of the Pennichuck merger by the Pennichuck shareholders and the New Hampshire Public Utilities Commission, and the approval of the AquaSource acquisition by governmental authorities. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


                               Financial Condition
                               -------------------

During the first nine months of 2002, we had $89,028 of capital expenditures, acquired water and wastewater systems for $7,909, repaid $2,131 of customer advances for construction and made sinking fund contributions and other loan repayments of $5,438. The capital expenditures were related to improvements to treatment plants, new water mains and customer service lines, the rehabilitation of existing water mains, hydrants and customer service lines, in addition to well and booster improvements.

During the first nine months of 2002, the proceeds from the issuance of long-term debt, proceeds from the issuance of common stock, internally generated funds, available working capital and funds available under our revolving credit agreement and other credit facilities were used to fund the cash requirements discussed above and to pay dividends. In June 2002, our Pennsylvania operating subsidiary issued $25,000 of tax exempt bonds due in 2032 at a rate of 5.55% and issued a First Mortgage Bond of $25,000 5.93% Series due 2012. During the first nine months of 2002, operating subsidiaries also issued $8,299 of long-term debt at varying rates of interest ranging from 0% to 3.24% and due at various times through 2032. The proceeds of these issuances were used to reduce a portion of the balance of short-term debt. At September 30, 2002, we had short-term lines of credit of $180,000, of which $77,766, was available. In October 2002, we issued a note payable of $22,000 and used the proceeds to repurchase shares of our common stock from Vivendi Environnement. Effective with the December 1, 2002 payment to shareholders of record on November 15, 2002, we increased the quarterly cash dividend on common stock from $.1325 per share to $.14 per share.

Vivendi Environnement, through its subsidiaries, owned approximately 16.1% of our outstanding common stock as of July 1, 2002. In May 2002, Vivendi Environnement advised PSC of its decision to sell its investment in PSC. Vivendi Environnement announced that its decision to sell its interest in PSC is part of its overall strategy to divest non-core assets and focus on other business strategies. In July 2002, we filed a Registration Statement to facilitate the orderly re-distribution of a portion of the shares held by Vivendi Environnement's subsidiaries into the market. In addition, on the same date we entered into a Registration and Share Purchase Agreement with Vivendi Environnement and its subsidiaries, pursuant to which we agreed to repurchase the remaining shares of PSC common stock held by Vivendi Environnement, at the public offering price. In September 2002, the offering was completed and the underwriters elected to exercise their 1,289,381 share over-allotment option under the Underwriting Agreement. In October 2002, we purchased the remaining 1,210,620 shares owned by Vivendi Environnement and the repurchase of shares was funded with proceeds of $22,000 from a short-term credit facility. Interest under this facility is based, at the borrower's option, on either a defined base rate or an adjusted London Interbank Offered Rate corresponding to the interest period selected. It is our current intention to repay these short-term borrowings with proceeds from the issuance of common stock or an instrument convertible into PSC common stock.

On July 29, 2002, we entered into a purchase agreement with DQE, Inc. ("DQE") and AquaSource, Inc. ("AquaSource") pursuant to which we agreed to acquire three operating water and wastewater first tier subsidiaries of AquaSource, a subsidiary of DQE, and assume selected, integrated operating and maintenance contracts and related assets. The purchase agreement provides for a target cash purchase price of approximately $205 million. The final purchase price may be increased by up to $10 million or decreased by up to $25 million as various purchase price adjustments are applied. These adjustments include the achievement of certain specific operating performance metrics, involving revenue, rate base and projected customer connections. The purchase agreement covers the operating utilities, including assets and franchises that serve approximately 130,000 water and wastewater customer accounts in 12 states, and

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


selected water and wastewater operating contracts that serve approximately 40,000 customers in 7 of these states. Over 80% of the customers in the businesses we are purchasing are located in Texas, Florida, Virginia and Indiana. The acquisition is subject to certain regulatory approvals, but does not require DQE or PSC shareholder approval. We do not expect to obtain the requisite regulatory approvals before the second half of 2003. Within a certain period after the agreement was signed, AquaSource had the option to sell the operations in several states whose operations represent approximately 6% of the total customers of the businesses we are purchasing, in one or more separate transactions, with a consequent reduction in the target purchase price of up to $14.8 million. On August 5, 2002, DQE announced the sale of one of the state operations under this option resulting in an adjustment to the target purchase price of less than one-half of the possible purchase price reduction related to this option. In October 2002, the option to sell the remaining states expired and AquaSource elected not to extend this option. As a result of our entering into the purchase agreement with DQE and AquaSource, Standard & Poor's Rating Services ("S&P") placed PSW on Creditwatch with negative implications. The Creditwatch listing reflects concern by S&P, that should we fund the acquisition entirely with debt, PSW's credit rating could change. It is our intention to fund the acquisition at closing with cash from a combination of short-term debt, long-term debt, the issuance of our common stock and/or an instrument convertible into our common stock. The ultimate decision regarding the funding of the acquisition will be based upon market conditions existing at the time the acquisition is consummated.

In October 2002, we entered into an agreement with Ashtabula County regarding the sale of our water utility assets in the unincorporated areas of Ashtabula County, Ohio and the area within the Village of Geneva on the Lake. The agreement specifies that Ashtabula County will pay approximately $13,000, which is in excess of the book value for these assets. Closing is expected to occur by the end of the first quarter of 2003 and is subject to several conditions, including negotiation of an agreement with the County for us to operate the system for one year, the Public Utilities Commission of Ohio approval and the County's financing. These water utility assets represent less than 1% of our total assets, and the total number of customers included in the Ashtabula systems discussed above represents less than 1% of our total customer base. Despite this transaction, our strategy continues to be to acquire additional water and wastewater systems, maintain our existing systems, and to actively oppose unilateral efforts by municipal governments to acquire any of our operations.

We maintain several defined benefit retirement plans. The accounting for pensions requires the use of assumptions, including discount rate, expected return on plan assets, the rate of future compensation increases received by our employees, and other factors. During the first nine months of 2002, the fair market value of our plan assets declined due to negative equity market performance, and as a result, we may be required to recognize an additional minimum liability on our balance sheet by December 31, 2002 for our plans. The additional minimum liability would equal the excess of the accumulated benefit obligation over the fair value of plan assets and would result in a reduction of our common stockholders' equity as of December 31, 2002. The amount of the additional minimum liability, if any, cannot be determined at this time as it is dependent on the asset returns during the fourth quarter of 2002 and the assumed discount rate at the end of the fourth quarter. However, based on the funding status of the plan at September 30, 2002, the assumption of a zero return on the plan's assets during the fourth quarter of 2002 and an assumed 7% discount rate, common stockholders' equity at December 31, 2002 would be reduced by an after-tax adjustment of approximately $3,000. The recognition of the additional minimum liability is not expected to affect net income or cash flow in 2002. In future years, our pension expense and cash funding requirements are anticipated to increase as a result of the decline in plan assets and we will pursue recovery of such costs in future customer rates.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock will be adequate to meet our financing requirements for the balance of the year and beyond.
                              Results of Operations
                              ---------------------

   Analysis of First Nine Months of 2002 Compared to First Nine Months of 2001
   ---------------------------------------------------------------------------

Revenues for the first nine months of 2002 increased $8,043 or 3.5% primarily due to increased water rates granted to our operating subsidiaries in Pennsylvania, Ohio and New Jersey, additional water revenues associated with the larger customer base due to acquisitions, and revenues from the Distribution System Improvement Charge ("DSIC") in Pennsylvania, offset partially by a decrease in overall water consumption. The DSIC provided $1,373 of additional revenues over the prior year. The reduced water consumption is primarily due to drought restrictions on water use in Pennsylvania and New Jersey and unfavorable weather conditions in June in portions of our Pennsylvania service territories.

Operations and maintenance expenses increased by $5,701 or 7.0% due primarily to the additional operating costs associated with acquisitions, increased insurance expense, acquisition transaction costs, higher bad debt expense, and increased wages as a result of normal wage rate increases.

Depreciation expense increased $2,114 or 7.5% reflecting the utility plant placed in service since the third quarter of 2001, including the assets acquired through system acquisitions.

Amortization increased $291 primarily due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes decreased by $816 or 5.3% due to a reduction in state taxes and a decrease in the Pennsylvania Capital Stock Tax. The decrease in state taxes is a result of a reduction in assessments. The Capital Stock Tax decreased primarily due to a reduction in the base on which the tax is applied.

Interest expense increased by $230 or 0.8% primarily due to decreased interest rates on borrowings, offset partially by additional borrowings to finance on-going capital projects.

Allowance for funds used during construction ("AFUDC") increased by $333 primarily due to an increase in the average balance of utility plant construction work in progress ("CWIP"), to which AFUDC is applied, offset by a decrease in the AFUDC rate which is based on short-term interest rates. The increase in CWIP is primarily due to the $24,000 expansion and upgrade of a water treatment plant in Pennsylvania. Construction commenced on this facility in 2001 and was completed in mid-2002.

Gain on sale of other assets totaled $2,079 in the first nine months of 2002 and $3,097 in the same period in 2001. Gain on sales of land in the first nine months of 2002 decreased $2,042 and gain on sales of marketable securities in the first nine months of 2002 increased $1,024 over the same period in 2001.

Our effective income tax rate was 38.4% in the first nine months of 2002 and 39.4% in the first nine months of 2001. The change is due to an increase in the tax-deductible portion of our book expenses.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


Net income available to common stock for the first nine months of 2002 increased by $712 or 1.5%, in comparison to the same period in 2001 primarily as a result of the factors described above. On a diluted per share basis, earnings of $.70 in the first nine months of 2002 equaled the earnings for the same period in 2001 due to the increase in net income, offset by a 1.2% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through the dividend reinvestment plan, and employee stock and incentive plan and shares issued in connection with acquisitions.

                              Results of Operations
                              ---------------------

       Analysis of Third Quarter of 2002 Compared to Third Quarter of 2001
       -------------------------------------------------------------------

Revenues for the quarter increased $7,192 or 8.5% primarily due to increased water rates granted to our Pennsylvania and New Jersey operating subsidiaries in August 2002, increased water consumption, and additional water revenues associated with the larger customer base due to acquisitions. The increased water consumption resulted from the favorable weather conditions experienced in the third quarter of 2002 primarily in our Illinois and Ohio operations, offset slightly by reduced water usage due to drought restrictions in Pennsylvania.

Operations and maintenance expenses increased by $2,149 or 7.4% primarily due to the additional operating costs associated with acquisitions, expenses associated with acquisition negotiations and increased insurance expenses.

Depreciation expense increased $596 or 6.2% reflecting the utility plant placed in service since the third quarter of 2001, including the assets acquired through system acquisitions.

Amortization increased $227 primarily due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $187 or 4.1% as a result of a state tax refund that was received in the third quarter of 2001 for a prior period tax assessment, and no corresponding refund being received in the third quarter of 2002. Partially offsetting this effect, was a decrease in the capital stock tax due to a reduction in the base on which the tax is applied.

Interest expense increased by $725 or 7.4% primarily due to additional borrowings to finance on-going capital projects and acquisitions, offset partially by decreased interest rates on borrowings.

Allowance for funds used during construction ("AFUDC") decreased by $87 primarily due to a decrease in the average balance of utility plant construction work in progress ("CWIP"), to which AFUDC is applied, and a decrease in the AFUDC rate. The decrease in CWIP primarily resulted from the completion of the construction of a $24,000 expansion and upgrade of a water treatment plant in Pennsylvania. Construction commenced on this facility in 2001 and was completed in mid-2002.

Gain on sale of other assets increased $133 due to an increase in the gain on the sale of land realized of $119 and an increase in the gain on sale of marketable securities of $14.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Our effective income tax rate was 37.7% in the third quarter of 2002 and 39.1% in the third quarter of 2001. The change was due to an increase in the tax-deductible portion of our book expenses.

Net income available to common stock for the third quarter of 2002 increased by $2,536 or 13.2%, in comparison to the same period in 2001 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.03 or 10.7% reflecting the change in net income and a 0.8% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through the dividend reinvestment plan, and employee stock and incentive plan and shares issued in connection with acquisitions.

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

In November 2001, a drought warning was declared in nine counties in Pennsylvania, including one of the five counties we serve in southeastern Pennsylvania. A drought warning calls for a 10 to 15 percent voluntary reduction of water use. In February 2002, a drought emergency was declared in 24 counties in Pennsylvania, including all five of the counties we serve in southeastern Pennsylvania. A drought emergency imposes a ban on non-essential water use. On June 14, 2002 drought restrictions were relaxed in two of the counties we serve in southeastern Pennsylvania where approximately 132,000 of our customers are located, moving from the mandatory drought emergency to a voluntary drought warning. On July 16, 2002, drought emergency restrictions were relaxed in a substantial portion of one additional county we serve, moving our 143,000 customers in that county from a drought emergency to a drought warning. However, by September 5, 2002, the Commonwealth of Pennsylvania had reinstated the drought emergency in the three counties where restrictions had been relaxed because of hot, dry weather in August. The drought emergency has remained in place in the other two counties we serve in southeastern Pennsylvania where approximately 55,000 of our customers are located. Water use restrictions were also imposed and relaxed at various times over the past year in our service territories in New Jersey.

Environmental Regulation - The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams and groundwater. We operate numerous water and wastewater facilities in a number of states. It is our policy to obtain and maintain all required permits and approvals for the discharge from these water and wastewater facilities, and to comply with all conditions of those permits and other regulatory requirements. We maintain a program to monitor our facilities for compliance with permitting, monitoring and reporting for wastewater discharges. From time to time, violations may occur which may result in fines. However, such violations or fines are not expected to have a material impact on our results of operations or financial condition.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES



Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         We are subject to market risks in the normal course of business, including changes in interest and equity prices. There have been no significant changes in our exposure to market risks since December 31, 2001. Refer to Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for additional information.

Item 4.  Controls and Procedures
         -----------------------

         Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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




November 8, 2002

                                          PHILADELPHIA SUBURBAN CORPORATION
                                                     Registrant


                                          /s/  Nicholas DeBenedictis
                                          ------------------------------------
                                               Nicholas DeBenedictis
                                               Chairman and President




                                          /s/  David P. Smeltzer
                                          ------------------------------------
                                               David P. Smeltzer
                                               Senior Vice President - Finance
                                               and Chief Financial Officer

                                 CERTIFICATIONS

I, Nicholas DeBenedictis, Chairman, President and Chief Executive Officer of Philadelphia Suburban Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Philadelphia Suburban Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
                                /s/ Nicholas DeBenedictis
                                ------------------------------------------
                                Nicholas DeBenedictis
                                Chairman, President and Chief Executive Officer

I, David P. Smeltzer, Senior Vice President - Finance and Chief Financial Officer of Philadelphia Suburban Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Philadelphia Suburban Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
                                        /s/ David P. Smeltzer
                                        -------------------------------------
                                        David P. Smeltzer
                                        Senior Vice President - Finance and
                                        Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                 Description
-----------                 -----------

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