Form 10-K
period 2002-12-31
PHILADELPHIA SUBURBAN CORP
filed 2003-03-27
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002        Commission File number 1-6659

                        PHILADELPHIA SUBURBAN CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                    23-1702594
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania                   19010-3489
------------------------------------------------                 ---------------
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code               (610)-527-8000
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Section 12(b)-2 of the Securities Exchange Act of 1934).

Yes    x          No      .
      ---              ---

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002. $1,162,063,479

         For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by June 28, 2002, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.

The number of shares outstanding of each of the registrant's classes of common stock as of March 3, 2003.
         68,034,808

Documents incorporated by reference

         (1) Portions of registrant's 2002 Annual Report to Shareholders have been incorporated by reference into Parts I and II of this Form 10-K Report.

         (2) Portions of the Proxy Statement, relative to the May 15, 2003 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, have been incorporated by reference into Part III of this Form 10-K Report.

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

         o  dividend payment projections;

         o opportunities for future acquisitions and success of pending acquisitions;

         o  the capacity of our water supplies and facilities;

         o the development of new services and technologies by us or our competitors;

         o  the availability of qualified personnel;

         o  general economic conditions;

         o  acquisition-related costs and synergies; and

         o the forward-looking statements contained under the heading "Forward-Looking Statements" in the section entitled "Management's Discussion and Analysis" from the portion of our 2002 Annual Report to Shareholders incorporated by reference herein and made a part hereof.


         Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

         o changes in general economic, business and financial market conditions;

         o changes in government regulations and policies, including environmental and public utility regulations and policies;

         o changes in environmental conditions, including those that result in water use restrictions;

         o  abnormal weather conditions;

         o  changes in capital requirements;

         o  changes in our credit rating;

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

         o  unanticipated capital requirements;

         o increasing difficulties in obtaining insurance and increased cost of insurance;

         o cost overruns relating to improvements or the expansion of our operations; and

         o  civil disturbance or terroristic threats or acts.


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

                                     PART I
                                     ------


Item 1.  Business


The Company
-----------

         Philadelphia Suburban Corporation (referred to as "we" or "us") is the holding company for regulated utilities providing water or wastewater services to approximately 2 million people in Pennsylvania, Ohio, Illinois, New Jersey, Maine and North Carolina. Our two primary subsidiaries are Pennsylvania Suburban Water Company, a regulated public utility that provides water or wastewater services to approximately 1.3 million residents in the suburban areas north and west of the City of Philadelphia and in 18 other counties in Pennsylvania, and Consumers Water Company, a holding company for several regulated public utility companies that provide water or wastewater service to approximately 700,000 residents in various communities in Ohio, Illinois, New Jersey and Maine. Other of our smaller subsidiaries provide water or wastewater services in parts of Pennsylvania, North Carolina and Ohio. Some of our subsidiaries provide wastewater services to a population of approximately 40,000 people in Pennsylvania, Illinois, New Jersey and North Carolina. In addition, we provide water and wastewater service to approximately 45,000 people through operating and maintenance contracts with municipal authorities and other parties close to our operating companies' service territories. We are the largest U.S.-based investor-owned water utility based on number of customers.

         The following table indicates by state our number of customers served and operating revenues for the year ended December 31, 2002:


                                                              Number
                                              Operating         of
                                              Revenues       Customers
                                               (000's)        Served
                                            ---------------------------

     Pennsylvania                              $ 225,080      410,752
     Ohio                                         38,848       86,535
     Illinois                                     29,420       64,385
     New Jersey                                   16,743       39,393
     Maine                                         8,969       16,913
     North Carolina                                2,968        8,808
                                            ---------------------------
                                               $ 322,028      626,786
                                            ===========================

         The following table indicates by customer class our number of customers served and operating revenues for the year ended December 31, 2002:


                                                              Number
                                              Operating         of
                                              Revenues       Customers
Customer class                                 (000's)        Served
--------------                              ---------------------------

Residential water                               $ 197,190      535,506
Commercial water                                   55,962       30,355
Industrial water                                   17,221        1,423
Other water                                        36,255       16,466
Wastewater                                          8,210       21,724
Operating contracts and other                       7,190       21,312
                                            ---------------------------
                                                $ 322,028      626,786
                                            ===========================





         Our customer base is diversified among residential, commercial, industrial and wastewater customers. Residential customers make up the largest component of our customer base, with these customers representing approximately two-thirds of our total water revenues. Substantially all of our water customers are metered, which allows us to measure and bill for our customers' water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during the late spring and early summer. In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases water consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and water use restrictions in the affected areas, which could reduce water consumption. See "Water Supplies and Water Facilities" for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our customer base reduces our exposure to extreme or unusual weather conditions in any one area of our service territory.

         The growth in revenues over the past three years is a result of increases in the customer base and in water rates. Excluding customers added through acquisitions and other growth ventures, during the three-year period of 2000 through 2002, our customer base grew at an annual compound rate of 0.9%. Including acquisitions and other growth ventures, our customer base increased at an annual compound rate of 4.0% during this period. The customer growth rate in 2002 was 4.0%. Our business combination with Consumers Water Company in 1999 has enabled us to grow through acquisitions in the areas where Consumers operates, while continuing to grow through acquisitions in southeastern Pennsylvania. Subsequently, we entered another new state, North Carolina, in 2000.

Available Information
---------------------

         We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You may also obtain our SEC filings from the SEC's website at http://www.sec.gov.

         Our internet website address is http://www.suburbanwater.com. We make available free of charge through our internet website's Investor Relations page all of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information. These reports and information are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Acquisitions and Water Sale Agreements
--------------------------------------

         With more than 50,000 community water systems in the U.S. (84% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric and water). The nation's water systems range in size from large municipally-owned systems, such as the New York City water system that serves approximately 9 million people, to small systems, where a few customers share a common well. In the states where we operate, we believe there are over 8,700 public water systems of widely varying size, with the majority of the population being served by government-owned water systems.

         Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. According to the U.S Environmental Protection Agency's ("EPA") most recent survey of publicly-owned wastewater treatment facilities in 1996, there are approximately 16,000 such facilities in the nation serving approximately 72% of the U.S. population. The vast majority of wastewater facilities are government-owned rather than privately-owned. The EPA survey also indicated that there are approximately 3,500 wastewater facilities in operation or planned in the six states where we operate.

         Because of the fragmented nature of the water and wastewater utility industries, we believe that there are many potential water and wastewater system acquisition candidates throughout the United States. We believe the factors driving consolidation of these systems are:

o  the benefits of economies of scale;
o  increasingly stringent environmental regulations;
o  the need for capital investment; and
o  the need for  technological and managerial expertise.

         We are actively exploring other opportunities to expand our utility operations through acquisitions or otherwise. As of December 31, 2002, exclusive of the Consumers Water Company merger, we had completed 92 acquisitions or other growth ventures during the past five years. These transactions have added, as of December 31, 2002, approximately 75,400 customers to our customer base during this five-year period.

         We believe that acquisitions will continue to be an important source of growth for us. We intend to continue to pursue acquisitions of municipally-owned and investor-owned water and wastewater systems of all sizes that provide services in areas adjacent to our existing service territories or in new service areas. We engage in continuing activities with respect to potential acquisitions, including calling on perspective sellers, performing analyses and investigations of acquisition candidates, making preliminary acquisition proposals and negotiating the terms of potential acquisitions.

Water Supplies and Water Facilities
-----------------------------------

         Our water utility operations obtain their water supplies from surface water sources such as reservoirs, lakes, ponds, rivers and streams, in addition to obtaining water from wells and purchasing water from other water suppliers. Less than 10% of our water sales are purchased from other suppliers. It is our policy to obtain and maintain the permits necessary to obtain the water we distribute. Our supplies are sufficient for anticipated daily demand and normal peak demand under normal weather conditions. Our supplies by service area are as follows:

o Suburban Philadelphia - The principal supply of water is surface water from eight rural streams, two rivers (Schuylkill River and Delaware River), and the Upper Merion Reservoir, a former quarry now impounding groundwater. Wells and interconnections with adjacent municipal authorities supplement these surface supplies.

o Pennsylvania (other than suburban Philadelphia) - The Roaring Creek Division draws its water from a man-made lake within a 12,000 acre watershed and two wells also located in the watershed. The Susquehanna Division obtains its water supply from wells. The Shenango Division draws its water from the Shenango River. The Waymart Division's water supply is obtained from wells.

o Ohio - Water supply is obtained for customers in Lake County from Lake Erie. Customers in Mahoning County obtain their water from man-made lakes and the Ashtabula division is supplied by purchased water. Water supply is obtained for customers in Stark and Summit Counties from wells. In Trumbull County, customers are served through an interconnection from our Pennsylvania division.

o Illinois - Water supply is obtained for customers in Kankakee County from the Kankakee River and satellite wells, while customers in Vermilion County are supplied from Lake Vermilion. In Will, Lee, Boone, Lake and Knox counties, our customers are served from wells.

o New Jersey - Water supply in our three non-contiguous divisions is obtained principally from wells and is supplemented with purchased water in two divisions.

o Maine - Eleven non-contiguous water systems obtain their water supply as follows: five systems use groundwater, five systems use surface water and one system purchases water from a neighboring municipal district.

o North Carolina - Water supply in 166 non-contiguous divisions is obtained principally from wells, with 5 divisions purchasing water from neighboring municipalities.

         We believe that the capacities of our sources of supply, and our water treatment, pumping and distribution facilities are generally sufficient to meet the present requirements of our customers. We make system improvements and additions to capacity in response to changing regulatory standards, changing patterns of consumption and increased demand from a growing number of customers.

The various state public utility commissions have recognized the operating and capital costs associated with these improvements in setting water rates.

         On occasion, drought warnings and water use restrictions are issued by governmental authorities for portions of our service territories in response to extended periods of dry weather conditions. The timing and duration of the warnings and restrictions can have an impact on our water revenues and net income. In general, water consumption in the summer months is affected by drought warnings and restrictions to a higher degree because nonessential and recreational use of water is at its highest during the summer months. At other times of the year, warnings and restrictions generally have less of an effect on water consumption.

         In November 2001, a drought warning was declared in nine counties in Pennsylvania, including one of the five counties we serve in southeastern Pennsylvania. A drought warning calls for a 10 to 15 percent voluntary reduction of water use, particularly non-essential uses of water. In February 2002, a drought emergency was declared in 24 counties in Pennsylvania, including all five of the counties we serve in southeastern Pennsylvania. A drought emergency imposes a ban on nonessential water use. In June and July 2002, drought restrictions were relaxed in three of the five counties we serve in southeastern Pennsylvania where approximately 275,000 of our customers are located, moving from drought emergency mandatory restrictions to a drought warning voluntary restrictions. However, by early September 2002, the Commonwealth of Pennsylvania had reinstated the drought emergency in the three counties where restrictions had been relaxed because of hot, dry weather in August. In November and December 2002, the Commonwealth of Pennsylvania removed the drought restrictions in the counties we serve in Pennsylvania. Water use restrictions were also imposed and relaxed at various times during 2002 in our service territories in New Jersey.

Economic Regulation
-------------------

         Our water and wastewater utility operations are subject to regulation by their respective state regulatory commissions, which have broad administrative power and authority to regulate rates and charges, determine franchise areas and conditions of service and authorize the issuance of securities. The regulatory commissions also establish uniform systems of accounts and approve the terms of contracts with affiliates and customers, business combinations with other utility systems, loans and the sales of property. The profitability of our utility operations is influenced to a great extent by the timeliness and adequacy of rate allowances in the various states in which we operate. Accordingly, we maintain a rate case management capability to provide that the tariffs of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations, capital, taxes, energy, materials and compliance with environmental regulations. We are subject to regulation by the following state regulatory commissions:

         State                      Regulatory Commission
         -----                      ---------------------

         Pennsylvania               Pennsylvania Public Utility Commission
         Ohio                       The Public Utilities Commission of Ohio
         Illinois                   Illinois Commerce Commission
         New Jersey                 New Jersey Board of Public Utilities
         Maine                      Maine Public Utilities Commission
         North Carolina             North Carolina Utilities Commission

Rates for some divisions of our Ohio water utility can be fixed by negotiated agreements with the municipalities that are served by those divisions in lieu of regulatory approval from the Public Utilities Commission of Ohio. Currently, two of the six regulated divisions in Ohio are operating under such rate ordinances.

         The Pennsylvania Public Utility Commission ("PAPUC") permits Pennsylvania water utilities to add an infrastructure replacement surcharge, known as the Distribution System Improvement Charge ("DSIC"), to their water bills. The revenues earned from the surcharge offsets the additional depreciation and capital costs associated with certain capital expenditures related to replacing and rehabilitating distribution systems. In general, the capital expenditures are associated with projects that are non-revenue producing, non-expense reducing replacements and distribution system improvements. Prior to the DSIC, water utilities absorbed all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues. The gap between the time that a capital project is completed and the recovery of its costs in base rates is known as regulatory lag. The DSIC is intended to eliminate or reduce regulatory lag that often acted as a disincentive to water utilities in rehabilitating their distribution systems. The DSIC is adjusted quarterly based on additional qualified capital expenditures made in the previous quarter. The DSIC may never exceed 5% of the base rates in effect. The DSIC is reset to zero when new base rates that reflect the costs of those additions become effective. The PAPUC also limits use of the DSIC to periods when a company's return on equity is less than a benchmark the PAPUC establishes each quarter.

         In 2001, the Illinois Commerce Commission issued regulations implementing an infrastructure surcharge mechanism known as a Qualifying Infrastructure Plant Surcharge ("QIPS") for use by Illinois water and wastewater utilities. QIPS is similar to DSIC, however, it is established annually and prospectively based on anticipated qualifying capital expenditures, and it includes a broader range of qualifying capital expenditures, including certain wastewater capital expenditures. Our Illinois operating subsidiary received approval to add a QIPS to its bills in three of its operating divisions beginning January 1, 2002. In February 2003, infrastructure surcharge replacement legislation was introduced in the State of Ohio. We are currently working to establish similar mechanisms in the other states in which we operate.

         In general, we believe that Philadelphia Suburban Corporation and its subsidiaries have valid authority, free from unduly burdensome restrictions, to enable us to carry on our business as presently conducted in the franchised or contracted areas we now serve. The rights to provide water or wastewater service to a particular franchised service territory are generally non-exclusive, although the applicable regulatory commissions usually allow only one utility to provide service to a given area. In some instances, another water utility provides service to a separate area within the same political subdivision served by one of our subsidiaries. In the states where our subsidiaries operate, it is possible that portions of our subsidiaries' operations could be acquired by municipal governments by one or more of the following methods:

o  eminent domain;
o the right of purchase given or reserved by a municipality or political subdivision when the original franchise was granted; and
o the right of purchase given or reserved under the law of the state in which the subsidiary was incorporated or from which it received its permit.

         The price to be paid upon such an acquisition by the municipal government is usually determined in accordance with applicable law governing the taking of lands and other property under eminent domain. In other instances, the price may be negotiated, fixed by appraisers selected by the parties or computed in accordance with a formula prescribed in the law of he state or in the particular franchise or charter. Generally, our strategy is to acquire additional water and wastewater systems, maintain our existing systems, and actively oppose efforts by municipal governments to acquire any of our operations, particularly for less than the fair market value of our operations or where the municipal government seeks to acquire more than it is entitled to under the applicable law or agreement.

         In December 2002, as a result of the settlement of a condemnation action, our Ohio operating subsidiary sold to Ashtabula County, Ohio its water utility assets in the unincorporated areas of Ashtabula County and the area within the Village of Geneva on the Lake for approximately $12,118,000, which was in excess of the book value for these assets. The sale resulted in the recognition in the fourth quarter of 2002 of a gain on the sale of these assets, net of expenses, of $5,676,000 or an after-tax gain of $3,690,000 (or $0.05 per share). We continue to operate this water system for Ashtabula County under a one-year operating contract that began upon the closing of the sale that should provide over $300,000 in operating revenues in 2003. The water utility assets sold represent less than 1% of our total assets, and the total number of customers included in the water system sold represents less than 1% of our total customer base. In addition to the operating contract revenues, the interest savings associated with paying off debt with the sale's proceeds will offset the loss of this water system's normal contribution to income.

         As part of the Ashtabula County condemnation, the adjacent City of Geneva in Ashtabula County, Ohio, passed an ordinance seeking authorization to condemn the assets of our Ohio operating subsidiary that are located in Geneva. The issue was submitted to a referendum in 2000, whereby voters affirmed the ordinance by a margin of 16 votes. The City engaged a consulting firm to assist it in valuing the assets that may be condemned. In December 2002, the City of Geneva filed a condemnation action. We believe that our Ohio operating subsidiary will be entitled to fair market value for its assets, which we believe will be in excess of the book value for these assets and may approximate the multiple to book value of other recent industry business combinations. The total number of customers included in the Geneva system represents approximately 0.4% of our total customer base. Despite these events in Ashtabula, Ohio, our strategy continues to be to acquire additional water and wastewater systems, maintain our existing systems, and to actively oppose unilateral efforts by municipal governments to acquire any of our operations.

Environmental Regulation
------------------------

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

         In addition to the capital expenditures and operating costs currently anticipated, changes in environmental regulations, enforcement policies and practices or related matters may result in additional capital expenditures and operating costs. Capital expenditures and operating costs required as a result of water quality standards and environmental requirements have been generally recognized by state public utility commissions as appropriate for inclusion in establishing rates.

Safe Drinking Water Act - The Safe Drinking Water Act establishes criteria and procedures for the Environmental Protection Agency to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act set standards on the amount of certain microbial and chemical contaminants and radionuclides allowable in drinking water. The 1996 Amendments to the Safe Drinking Water Act require the Environmental Protection Agency to analyze both the benefits and the costs of compliance when considering new or stricter water quality standards. The 1996 amendments to the Safe Drinking Water Act also prescribe testing for certain additional substances and propose establishing future rules that may change standards for water treatment. Current requirements under the Safe Drinking Water Act are not expected to have a material impact on our operations or financial condition as we have already made investments to meet existing water quality standards. We may, in the future, be required to change our method of treating drinking water at certain sources of supply if additional regulations become effective. The cost of maintaining compliance with new rulemakings is expected to be recoverable in water rates and is not expected to have a material impact on our results from operations or financial condition.

         The EPA may issue a final rule for radon in the future, although the EPA has postponed the issuance of these rules in the past. If a rule is issued, limits for radon would probably become effective 4 or 5 years later. We anticipate this rule may establish a radon level that would require treatment at a small number of our wells. The capital costs to comply with the anticipated limit are expected to total less than $1 million or less than 1% of our typical annual capital expenditures. If the states in which we operate elect not to implement general radon reduction programs (Multi-Media Mitigation), then a lower limit for radon may apply and a larger number of wells would be affected. We expect that states will adopt Multi-Media Mitigation programs. Whether or not states adopt these programs, we expect that future costs associated with radon treatment will be recoverable in water rates.

         The Safe Drinking Water Act provides for the regulation of radionuclides other than radon, such as radium and uranium. In December 2000, the EPA issued a final rule regulating certain radionuclides other than radon. The rule will become effective in December 2003 and no significant impact on our operations or financial condition is anticipated from the new rulemaking. As a result of revised testing procedures under the new regulation, additional treatment or alternate sources of water supply may be required for a small number of groundwater sources in one of our divisions. We believe the costs for additional treatment or alternate sources of water supply will be recoverable in water rates.

         In order to eliminate or inactivate microbial organisms, the Surface Water Treatment Rule and the Interim Enhanced Surface Water Treatment Rule were issued by the EPA to improve disinfection or filtration. The EPA developed the Disinfectants-Disinfection By-products Rule to reduce consumers' exposure to disinfectants and by-products of the disinfection process. In 1998, the EPA issued new rules on disinfection and on surface water treatment. All affected water systems are in compliance with these rulemakings as of the date that this report is filed, including the additional provisions that became effective in January 2002. Groundwater and smaller surface water systems have until December 2003 to comply with the rules on disinfection and on surface water treatment. We have developed a new groundwater source to replace a small, unfiltered surface water system, and in the future may be required to install filtration for a surface water supply. Certain small groundwater systems could be reclassified as being influenced by surface water. This may require additional treatment or the development of replacement sources of supply over time, and is not expected to exceed $5 million. It is expected that these capital expenditures would be recoverable in water rates and would represent a small portion of our typical annual capital expenditures.

         We conduct water quality monitoring for a variety of regulated and unregulated contaminants. In the course of this monitoring, contaminants may be identified that may prompt us to take a water supply source out of service or add treatment at the water supply source. Where a source of contamination can be identified, we pursue recovery of the associated costs from responsible parties. In April 2000, the gasoline additive Methyl tert-Butyl Ether ("MtBE") was discovered in our New Jersey operating subsidiary production well at levels exceeding the New Jersey drinking water standard. The well was immediately taken out of service and alternate water supplies were obtained. The alternate supplies include existing wells and an interconnection with an adjacent utility, and are an interim measure until a permanent, long-term solution could be implemented. The New Jersey Department of Environmental Protection identified the source of the MtBE as a nearby gasoline station. The company responsible for the contamination has reimbursed us for a substantial portion of the expenses incurred to-date. We continue to pursue developing a long-term replacement supply and based on various studies we believe an alternate water system will be needed. The company responsible for the contamination believes the original well can be cleaned and rehabilitated. As a result of these differences, we have taken legal action seeking reimbursement for the costs associated with obtaining an alternate water system. We expect to recover these costs.

         In January 2001, the EPA issued a final rule for arsenic that lowers the limit to a more stringent level effective by 2006, with a provision for further time extensions for small systems. Currently, two small well systems slightly exceed the new arsenic levels and will require additional treatment. The cost of maintaining compliance with new rulemakings is expected to be recoverable in water rates and is not expected to have a material impact on our results from operations or financial condition.

Clean Water Act - The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams, and groundwater. We operate numerous water and wastewater facilities in a number of states. It is our policy to obtain and maintain all required permits and approvals for the discharge from these water and wastewater facilities, and to comply with all conditions of those permits and other regulatory requirements. We maintain a program to monitor our facilities for compliance with permitting, monitoring and reporting for wastewater discharges. From time to time, violations may occur which may result in fines. However, such violations or fines are not expected to have a material impact on our results of operations or financial condition. Additional capital expenditures and operating costs in connection with the management and disposal of discharges from our water and wastewater facilities may be required in the future, particularly if changes are made in the requirements of the applicable Federal or state laws. We believe that these capital expenditures would be recoverable in our rates.

Residual and Solid Waste Disposal - The handling and disposal of residuals and solids from water and wastewater treatment facilities are governed by state and federal laws and regulations. Water treatment residuals and solids are a combination of the chemicals used in the treatment process and the silt and other materials removed from the raw water. Most of our water treatment residuals and solids are disposed of in company-owned, dedicated landfills, or by land application by a licensed contractor. A small portion of our water treatment residuals and solids are disposed of in state-approved landfills owned by others or in a liquid form into municipal sewer systems. Wastewater residuals and solids result from the treatment of wastewater, and these "sludges" are disposed of in approved landfills, transferred to larger wastewater treatment facilities or applied to farmland. It is our policy to obtain and maintain all required permits for our water and wastewater treatment facilities and our dedicated landfills, and to comply with all conditions of those permits and other regulatory requirements. We maintain a program to monitor our facilities for compliance with permitting. Additional capital expenditures and operating costs in connection with the management and disposal of residuals and solids from our water and wastewater facilities may be required in the future, particularly if changes are made in the requirements of the applicable Federal or state laws. We believe that these capital expenditures would be recoverable in our rates.

Dam Safety - Our subsidiaries own seventeen major dams that are subject to the requirements of the Federal and state regulations related to dam safety. All major dams undergo an annual engineering inspection. We believe that all seventeen dams are structurally sound and well-maintained.

         In Pennsylvania, the Department of Environmental Protection has recently adopted the use of a new formula for determining the magnitude of the Probable Maximum Flood. We are studying our dams to determine what improvements may be needed to our dams as a result of this new calculation. As a result of the initial results of the studies, we have identified three dams that could require capital improvements of approximately $7 million in aggregate. We believe that these capital expenditures that could be required by the new formulas would be recoverable in our rates. In Ohio, the Department of Environmental Resources has adopted the use of the new formula. We are studying our dams in Ohio to determine the required improvements. Based on the preliminary results, we believe that capital expenditures of approximately $3.6 million in aggregate will be required on three dams in Ohio over the next four years.

Employee Relations
------------------

       As of December 31, 2002, we employed a total of 971 full-time employees. Our subsidiaries are parties to 11 agreements with labor unions covering 454 employees. One of the agreements expired December 2001, two agreements expired in October 2002, and the balance of the agreements are due to expire between March 2003 and August 2004. The expired agreements cover 45 employees and the employees covered by these agreements continue to work under the expired agreements. Negotiations with the unions representing these employees are ongoing and we expect to reach new agreements.

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

         Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and state and federal regulations issued under these laws by the United States Environmental Protection Agency and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the United States and states. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot assure you that we have been or will be at all times in total compliance with these laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with them and our permits, it is possible that new or stricter standards could be imposed that will raise our operating costs. Although these costs may be recovered in the form of higher rates, there can be no assurance that the various state public utility commissions that govern our business would approve rate increases to enable us to recover such costs. In summary, we cannot assure you that our costs of complying with, or discharging liability under, current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.

Our business is subject to seasonal fluctuations, which could affect demand for our water service and our revenues.

         Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. In the event that temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease and adversely affect our revenues.

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

         An important element of our growth strategy is the acquisition and integration of water and wastewater systems in order to broaden our current, and move into new, service areas. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. It is our intent, when practical, to integrate any businesses we acquire with our existing operations. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management's time and resources. Future acquisitions by us could result in:

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

         Our water supplies are subject to contamination, including contamination from the development of naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources and possible terrorist attacks. In the event that our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results and financial condition. The costs we incur to decontaminate a water source or an underground water system could be significant and could adversely affect our business, operating results and financial condition and may be recoverable in rates. We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Our insurance policies may not be sufficient to cover the costs of these claims.

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

Item 2.  Properties.

         Our properties consist of transmission and distribution mains and conduits, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, supply lines, dams, reservoirs, buildings, vehicles, land, easements, rights and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage and distribution of water. Substantially all of our properties are owned by our subsidiaries and are subject to liens of mortgage or indentures. These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries. For certain properties that we acquired through the exercise of the power of eminent domain and certain other properties we purchased, we hold title for water supply purposes only. We own, operate and maintain approximately 7,590 miles of transmission and distribution mains, 19 water treatment plants and 18 wastewater treatment plants. Some properties are leased under long-term leases. The following table indicates our net utility plant as of December 31, 2002 by state:

                                                     Net Property,
                                                       Plant and
                                                       Equipment
                                                        (000's)
                                                    ----------------

Pennsylvania                                             $1,067,934
Ohio                                                        153,906
Illinois                                                    134,413
New Jersey                                                   87,258
Maine                                                        37,022
North Carolina                                               13,637
Inter-company eliminations and other                         (3,329)
                                                    ----------------
                                                         $1,490,841
                                                    ================





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


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Registrant

         Information with respect to our executive officers is contained in Item 10 hereof and is hereby incorporated by reference herein.

                                     PART II
                                     -------


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         Our common stock is traded on the New York Stock Exchange and the Philadelphia Stock Exchange. As of March 3, 2003, there were approximately 21,600 holders of record of our common stock.

         The following table shows the high and low intraday sales prices for our common stock as reported on the New York Stock Exchange composite transactions reporting system and the cash dividends paid per share for the periods indicated:


                                                 First        Second       Third        Fourth
                                                Quarter      Quarter      Quarter      Quarter        Year
                                              -----------------------------------------------------------------
2002
---------------------------------------------------------------------------------------------------------------
Dividend paid per common share                     $0.1325      $0.1325      $0.1325      $0.1400      $0.5375
Price range of common stock
  - high                                             24.61        25.00        20.30        21.87        25.00
  - low                                              21.10        18.49        16.02        19.30        16.02

2001
---------------------------------------------------------------------------------------------------------------
Dividend paid per common share                     $ 0.124      $ 0.124      $ 0.124      $0.1325      $0.5045
Price range of common stock
  - high                                             19.39        20.40        23.28        24.64        24.64
  - low                                              15.65        16.60        18.66        20.80        15.65


        We have paid common dividends consecutively for 58 years. Effective December 1, 2002, our Board of Directors authorized an increase of 5.7% in the dividend rate over the amount Philadelphia Suburban Corporation has historically paid. As a result of this authorization, beginning with the dividend payment in December 2002, the annual dividend rate increased to $0.56 per share. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to our earnings and financial condition, regulatory requirements and such other factors as our Board of Directors may deem relevant. During the past five years, after restatement for the Consumers Water Company pooling, our common dividends paid have averaged 61.3% of net income.

Item 6.  Selected Financial Data

         The information appearing in the section captioned "Summary of Selected Financial Data" from the portions of our 2002 Annual Report to Shareholders filed as Exhibit 13.10 to this Form 10-K Report is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information appearing in the section captioned "Management's Discussion and Analysis" from the portions of our 2002 Annual Report to Shareholders filed as Exhibit 13.10 to this Form 10-K Report is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed-rate, long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates and short-term debt, which is at floating interest rates. As of December 31, 2002, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for fixed-rate, long-term debt are as follows:


                                                                                                               Fair
                               2003       2004       2005       2006       2007  Thereafter       Total       Value
--------------------------------------------------------------------------------------------------------------------
Long-term
   debt (fixed rate)        $34,265    $40,423    $41,447    $17,072    $15,953    $468,015    $617,175    $660,436
Weighted average
   interest rate              6.81%      6.27%      7.12%      6.96%      6.56%       6.51%       6.56%



         From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the "available-for-sale" marketable equity securities. As of December 31, 2002, our carrying value of marketable equity securities was $1,336,000, which reflects the market value of such securities. The market risks that we are exposed to are consistent with the risks that we were exposed to in the prior year.


Item 8.  Financial Statements and Supplementary Data

         Information appearing under the captions "Consolidated Statements of Income and Comprehensive Income", "Consolidated Balance Sheets", "Consolidated Cash Flow Statements" "Consolidated Statements of Capitalization" and "Notes to Consolidated Financial Statements" from the portions of our 2002 Annual Report to Shareholders filed as Exhibit 13.10 to this Form 10-K Report is incorporated by reference herein. Also, the information appearing in the section captioned "Reports on Financial Statements" from the portions of our 2002 Annual Report to Shareholders filed as Exhibit 13.10 to this Form 10-K Report is incorporated by reference herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III
                                    --------


Item 10. Directors and Executive Officers of the Registrant


Directors of the Registrant
---------------------------

         The information appearing in the section captioned "Information Regarding Nominees and Directors" of the Proxy Statement relating to our May 15, 2003, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Executive Officers of the Registrant
------------------------------------

         The following table and the notes thereto set forth information with respect to the executive officers of the Registrant, including their names, ages, positions with the Registrant and business experience during the last five years:

                                             Position with the Registrant
Name                             Age         and date of election (1)
----                             ---         -----------------------------

Nicholas DeBenedictis             57         President  and Chairman (May 1993 to present);  President and Chief  Executive
                                             Officer  (July  1992 to May  1993);  Chairman  and  Chief  Executive  Officer,
                                             Pennsylvania  Suburban  Water  Company  (July  1992  to  present);  President,
                                             Philadelphia Suburban Water Company (February 1995 to January 1999) (2)

Morrison Coulter                  66         President, Pennsylvania Suburban Water Company - Philadelphia Suburban Division
                                             (December 2001 to present); President, Philadelphia Suburban Water Company
                                             (January 1999 to December 2001); Senior Vice President - Production,
                                             Philadelphia Suburban Water Company (February 1996 to January 1999); Vice
                                             President - Production, Philadelphia Suburban Water Company (April 1989
                                             to February 1996) (3)

Richard R. Riegler                56         Senior Vice President - Engineering and Environmental Affairs (January 1999 to
                                             present); Senior Vice President - Operations, Philadelphia Suburban Water
                                             Company (April 1989 to January 1999) (4)

Roy H. Stahl                      50         Executive Vice President and General Counsel (May 2000 to present); Secretary
                                             (June 2001 to present); Senior Vice President and General Counsel (April 1991
                                             to May 2000) (5)

David P. Smeltzer                 44         Senior Vice President - Finance and Chief Financial Officer (December 1999 to
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

(3) Mr. Coulter was Superintendent of Pumping Facilities from 1971 to 1982. From 1982 to 1987 he served as Manager - Electrical/Mechanical Department and from 1987 to 1989 he was Assistant Vice President - Production. Mr. Coulter has advised us of his intention to retire in 2003.

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

(6) Mr. Smeltzer was Vice President - Controller of Philadelphia Suburban Water Company from March, 1986 to March 1991.

Item 11. Executive Compensation

         The information appearing in the sections captioned "Executive Compensation" of the Proxy Statement relating to our May 15, 2003, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information appearing in the sections captioned "Ownership of Common Stock" and "Securities Authorized for Issuance under Equity Compensation Plans" of the Proxy Statement relating to our May 15, 2003, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information appearing in the sections captioned "Certain Relationships and Related Transactions" of the Proxy Statement relating to our May 15, 2003, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Item 14. Controls and Procedures

         Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                     PART IV
                                     -------


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K


Financial Statements. The following is a list of our consolidated financial statements and its subsidiaries and supplementary data incorporated by reference in Item 8 hereof:

         Report of Management

         Independent Accountants' Report of PricewaterhouseCoopers LLP - 2002

         Consolidated Balance Sheets - December 31, 2002 and 2001

         Consolidated Statements of Income and Comprehensive Income - 2002, 2001 and 2000

         Consolidated Cash Flow Statements - 2002, 2001, and 2000

         Consolidated Statements of Capitalization - December 31, 2002 and 2001

         Notes to Consolidated Financial Statements


Financial Statement Schedules. The financial statement schedules, or supplemental schedules, filed as part of this annual report on Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Reports on Form 8-K.
--------------------

Current Report on Form 8-K filed on December 20, 2002, responding to Item 5, Other Events. (Related to the Company's press release of December 19, 2002 announcing the sale of a portion of the water operations of the Registrant's subsidiary, Consumers Ohio Water Company, to Ashtabula County).

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

                                                 EXHIBIT INDEX
Exhibit No.                                                                                           Page No.
-----------                                                                                           --------
    3.1       Amended and Restated Articles of Incorporation, as                                             -
              amended (1) (Exhibit 3.1)

    3.2       By-Laws, as amended (14) (Exhibit 3.2)                                                         -

    3.3       Amendment to Amended and Restated Articles of                                                  -
                  Incorporation, as amended, to increase the number
                  of authorized shares to 41,770,819 and to
                  provide that 40,000,000 of such shares be
                  shares of Common Stock (14) (Exhibit 3.3)

    3.4       Amendment to Amended and Restated Articles of                                                  -
                  Incorporation, as amended, designating the
                  Series B Preferred Stock (14) (Exhibit 3.4)

    3.5       Amendment to Section 3.03 and addition of Section 3.17                                         -
                  to Bylaws (16) (Exhibits 1 and 2)

    3.6       Amendment to Amended and Restated Articles of                                                  -
                  Incorporation, designating the terms of the Series A
                  Junior Participating Preferred Shares (18) (Exhibit 3.6)

    3.7       Amendment to Amended and Restated Articles of Incorporation,                                   -
                  to increase the number of authorized shares to 101,770,819 and to provide that 100,000,000 of such shares be shares of
                  Common Stock (20) (Annex E)

    3.8       Amendment to Section 3.03 of the Bylaws (23) (Exhibit 3.8)                                     -

    3.9       Amendment to Section 5.05(a) to the Amended and restated Articles                              -
                  of Incorporation (24) (Annex A)

    3.10      Amendments to Sections 2.01(a), 2.02 and 3.08(b) of the Bylaws (25) (Exhibit 3.10)             -

    3.11      Restated Articles of Incorporation (as of May 17, 2001) (27)                                   -

    4.1       Indenture of Mortgage dated as of January 1, 1941                                              -
                  between Philadelphia Suburban Water Company and The
                  Pennsylvania Company for Insurance on Lives and Granting
                  Annuities(now First Pennsylvania Bank, N.A.), as Trustee, with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983  (2) (Exhibits 4.1 through 4.16)

    4.2       Agreement to furnish copies of other long-term debt                                            -
                  instruments (1) (Exhibit 4.7)

    4.3       Twenty-first Supplemental Indenture dated as of August 1,                                      -
                  1985 (3) (Exhibit 4.2)

    4.4       Twenty-second Supplemental Indenture dated as of April 1,                                      -
                  1986  (4) (Exhibit 4.3)

    4.5       Twenty-third Supplemental Indenture dated as of April 1,                                       -
                  1987  (5) (Exhibit 4.4)

    4.6       Twenty-fourth Supplemental Indenture dated as of June 1,                                       -
                  1988  (6) (Exhibit 4.5)

    4.7       Twenty-fifth Supplemental Indenture dated as of                                                -
                  January 1, 1990 (7) (Exhibit 4.6)

    4.8       Twenty-sixth Supplemental Indenture dated as of November                                       -
                  1, 1991  (8) (Exhibit 4.12)


                                                 EXHIBIT INDEX
Exhibit No.                                                                                           Page No.
-----------                                                                                           --------
    4.9       Twenty-seventh Supplemental Indenture dated as of June 1,                                      -
                  1992 (1) (Exhibit 4.14)

    4.10      Twenty-eighth Supplemental Indenture dated as of April 1,                                      -
                  1993 (9) (Exhibit 4.15)

    4.11      Twenty-ninth Supplemental Indenture dated as of March 30,                                      -
                  1995 (11) (Exhibit 4.17)

    4.12      Thirtieth Supplemental Indenture dated as of August 15,                                        -
                  1995 (12) (Exhibit 4.18)

    4.13      Thirty-first Supplemental Indenture dated as of July 1,                                        -
                  1997 (15) (Exhibit 4.22)

    4.14      Rights Agreement, dated as of March 1, 1998 between Philadelphia                               -
                  Suburban Corporation and BankBoston, N.A., as Rights Agent (21)
                  (Exhibit 4.25)

    4.15      Thirty-second Supplement Indenture, dated as of October 1, 1999 (22)                           -
                  (Exhibit 4.26)

    4.16      Thirty-third Supplemental Indenture, dated as of November 15, 1999.                            -
                  (23) (Exhibit 4.27)

    4.17      Revolving Credit Agreement between Philadelphia Suburban Water                                 -
                  Company and PNC Bank National Association, First Union National
                  Bank, N.A., Mellon Bank, N.A. dated as of December 22, 1999.
                  (23) (Exhibit 4.27)

    4.18      First Amendment to Revolving Credit Agreement dated as of November 28,                         -
                  2000, between Philadelphia Suburban Water Company and PNC Bank,
                  National Association, First Union National Bank, N.A., Mellon Bank,
                  N.A. dated as of December 22, 1999. (25) (Exhibit 4.19)

    4.19      Second Amendment to Revolving Credit Agreement dated as of December 18,                        -
                  2001, between Philadelphia Suburban Water Company (and its successor
                  Pennsylvania Suburban Water Company) and PNC Bank, National
                  Association, Citizens Bank of Pennsylvania, First Union National Bank,
                  N.A., Fleet National Bank dated as of December 22, 1999. (27) (4.20)

    4.20      Thirty-fourth Supplemental Indenture, dated as of October 15, 2001. (27) (4.21)                -

    4.21      Thirty-fifth Supplemental Indenture, dated as of January 1, 2002. (27) (4.22)                  -

    4.22      Thirty-sixth Supplemental Indenture, dated as of June 1, 2002. (29) (4.23)                     -

    4.23      Thirty-seventh Supplemental Indenture, dated as of December 15, 2002.                         34

    4.24      Credit Agreement dated as of October 25, 2002, between Philadelphia
                  Suburban Corporation and PNC Bank, National Association.                                  76

    4.25      Third Amendment to Revolving Credit Agreement dated as of December 16,                       143
                  2002, between Philadelphia Suburban Water Company (and its successor
                  Pennsylvania Suburban Water Company) and PNC Bank, National
                  Association, Citizens Bank of Pennsylvania, Fleet National Bank
                  dated as of December 22, 1999.

    4.26      Fourth Amendment to Revolving Credit Agreement dated as of December 24,                      149
                  2002, between Philadelphia Suburban Water Company (and its successor
                  Pennsylvania Suburban Water Company) and PNC Bank, National
                  Association, Citizens Bank of Pennsylvania, Fleet National Bank,
                  National City Bank dated as of December 22, 1999.

                                                 EXHIBIT INDEX
Exhibit No.                                                                                           Page No.
-----------                                                                                           --------
   10.1       1982 Stock Option Plan, as amended and restated effective                                      -
                  May 21, 1992* (1) (Exhibit 10.1)

   10.2       1988 Stock Option Plan, as amended and restated effective                                      -
                  May 21, 1992* (1) (Exhibit 10.2)

   10.3       Excess Benefit Plan for Salaried Employees, effective                                          -
                  December 1, 1989*  (7) (Exhibit 10.4)

   10.4       Supplemental Executive Retirement Plan, effective                                              -
                  December 1, 1989*  (7) (Exhibit 10.5)

   10.5       Supplemental Executive Retirement Plan, effective March                                        -
                  15, 1992* (1) (Exhibit 10.6)

   10.6       Employment letter agreement with Mr. Nicholas                                                  -
                  DeBenedictis* (1) (Exhibit 10.8)

   10.7       1994 Equity Compensation Plan, as amended by Amendment                                         -
                  1994-1* (13) (Exhibit 10.10)

   10.8       Placement Agency Agreement between Philadelphia                                                -
                  Suburban Water Company and PaineWebber Incorporated
                  dated as of March 30, 1995 (11) (Exhibit 10.12)

   10.9       Bond Purchase Agreement among the Delaware County                                              -
                  Industrial Development Authority, Philadelphia
                  Suburban Water Company and Legg Mason Wood Walker,
                  Incorporated dated August 24, 1995 (12) (Exhibit 10.13)

   10.10      Construction and Financing Agreement between the                                               -
                  Delaware County Industrial Development Authority and
                  Philadelphia Suburban Water Company dated as of August
                  15, 1995 (12) (Exhibit 10.14)

   10.11      Amendment 1994-2  to 1994 Equity Compensation                                                  -
                  Plan, as amended* (14) (Exhibit 10.16)

   10.12      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and Nicholas
                  DeBenedictis, dated as of January 1, 1997* (14) (Exhibit 10.18)

   10.13      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and Roy H.
                  Stahl, dated as of January 1, 1997* (14) (Exhibit 10.19)

   10.14      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and Richard R.
                  Riegler, dated as of January 1, 1997* (14) (Exhibit 10.21)

   10.15      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and Morrison
                  Coulter, dated as of January 1, 1997* (14) (Exhibit 10.22)

   10.16      Philadelphia Suburban Corporation Amended and                                                  -
                  Restated Executive Deferral Plan* (14) (Exhibit 10.23)

   10.17      Philadelphia Suburban Corporation Deferred                                                     -
                  Compensation Plan Master Trust Agreement
                  with PNC Bank, National Association, dated
                  as of December 31, 1996* (14) (Exhibit 10.24)

                                                 EXHIBIT INDEX
Exhibit No.                                                                                           Page No.
-----------                                                                                           --------
   10.18      First Amendment to Supplemental Executive Retirement                                           -
                  Plan* (14) (Exhibit 10.25)

   10.19      Placement Agency Agreement between Philadelphia                                                -
                  Suburban Water Company and A.G. Edwards and Sons,
                  Inc., Janney Montgomery Scott Inc., HSBC Securities,
                  Inc., and PaineWebber Incorporated (15) (Exhibit 10.26)

   10.20      Philadelphia Suburban Corporation Director Deferral Plan* (21)                                 -
                  (Exhibit 10.28)

   10.21      Amendment No. 1 dated as of February 1, 1999 to Agreement                                      -
                  among Philadelphia Suburban Corporation, Philadelphia
                  Suburban Water Company and Nicholas DeBenedictis,
                  dated as of January 1, 1997* (21) (Exhibit 10.29)

   10.22      Amendment No. 1 dated as of February 1, 1999 to Agreement                                      -
                  among Philadelphia Suburban Corporation, Philadelphia
                  Suburban Water Company and Roy H. Stahl, dated as of
                  January 1, 1997* (21) (Exhibit 10.30)

   10.23      Amendment No. 1 dated as of February 1, 1999 to Agreement                                      -
                  among Philadelphia Suburban Corporation, Philadelphia
                  Suburban Water Company and Richard R. Riegler, dated
                  as of January 1, 1997* (21) (Exhibit 10.32)

   10.24      Amendment No. 1 dated as of February 1, 1999 to Agreement                                      -
                  among Philadelphia Suburban Corporation, Philadelphia
                  Suburban Water Company and Morrison Coulter, dated
                  as of January 1, 1997* (21) (Exhibit 10.33)

   10.25      1999 Annual Cash Incentive Compensation Plan* (21)                                             -
                  (Exhibit 10.34)

   10.26      The Philadelphia Suburban Corporation 1994 Equity                                              -
                  Compensation Plan (as Amended and Restated
                  Effective March 3, 1998)* (19) (Exhibit A)

   10.27      Amendment 1998-1 to The Philadelphia Suburban                                                  -
                  Corporation 1994 Equity Compensation Plan*
                  (20) (Annex F)

   10.28      Bond Purchase Agreement among the Delaware County                                              -
                  Industrial Development Authority, Philadelphia
                  Suburban Water Company and Commerce Capital
                  Markets dated September 29, 1999 (22) (Exhibit 10.37)

   10.29      Construction and Financing Agreement between the Delaware                                      -
                  County Industrial Development Authority and Philadelphia
                  Suburban Water Company dated as of October 1, 1999
                  (22) (Exhibit 10.38)

   10.30      2000 Annual Cash Incentive Compensation Plan * (23) (Exhibit 10.39)                            -

   10.31      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and
                  David P. Smeltzer dated December 1,1999. (23) (Exhibit 10.40)

   10.32      Placement Agency Agreement between Philadelphia Suburban                                       -
                  Water Company and Merrill Lynch & Co., PaineWebber
                  Incorporated, A.G. Edwards & Sons, Inc., First Union
                  Securities, Inc., PNC Capital Markets, Inc. and Janney
                  Montgomery Scott, Inc., dated as of November 15, 1999
                  (23) (Exhibit 10.41)

                                                 EXHIBIT INDEX
Exhibit No.                                                                                           Page No.
-----------                                                                                           --------
   10.33      Amendment 2000-1 to 1994 Equity Compensation Plan* (24) (Exhibit 10.33)                        -

   10.34      2001 Annual Cash Incentive Compensation Plan* (26) (Exhibit 10.34)                             -

   10.35      Bond Purchase Agreement among the Delaware County                                              -
                  Industrial Development Authority, Philadelphia
                  Suburban Water Company and The GMS Group, L.L.C.,
                  dated October 23, 2001 (27) (10.35)

   10.36      Construction and Financing Agreement between the Delaware                                      -
                  County Industrial Development Authority and Philadelphia
                  Suburban Water Company dated as of October 15, 2001 (27) (10.36)

   10.37      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and Nicholas DeBenedictis,
                  dated August 7, 2001* (27) (10.37)

   10.38      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and Roy H. Stahl,
                  dated August 7, 2001* (27) (10.38)

   10.39      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and Richard R. Riegler,
                  dated August 7, 2001* (27) (10.39)

   10.40      Agreement among Philadelphia Suburban Corporation,                                             -
                  Philadelphia Suburban Water Company and David P. Smeltzer,
                  dated August 7, 2001* (27) (10.40)

   10.41      2002 Annual Cash Incentive Compensation Plan* (28) (Exhibit 10.41)                             -

   10.42      Bond Purchase Agreement among the Bucks County Industrial
                  Development Authority, Pennsylvania Suburban Water Company
                  and Janney Montgomery Scott LLC, dated May 21, 2002
                  (29) (Exhibit 10.42)                                                                       -

   10.43      Construction and Financing Agreement between the Bucks County
                  Industrial Development Authority and Pennsylvania Suburban
                  Water Company dated as of June 1, 2002  (29) (Exhibit 10.42)                               -

   10.44      Bond Purchase Agreement among the Delaware County Industrial
                  Development Authority, Pennsylvania Suburban Water Company,
                  and The GMS Group, L.L.C., dated December 19, 2002                                       155

   10.45      Construction and Financing Agreement between the Delaware County
                  Industrial Development Authority and Pennsylvania Suburban
                  Water Company dated as of December 15, 2002                                              188

   10.46      2003 Annual Cash Incentive Compensation Plan*                                                215

   13.1       Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1993 incorporated
                  by reference in Annual Report on Form 10-K for
                  the year ended December 31, 1993 (9) (Exhibit 13.1)

   13.2       Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1994 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1994 (10) (Exhibit 13.2)

   13.3       Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1995 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1995 (13) (Exhibit 13.3)

                                                 EXHIBIT INDEX
Exhibit No.                                                                                           Page No.
-----------                                                                                           --------
   13.4       Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1996 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1996 (14) (Exhibit 13.4)

   13.5       Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1997 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1997 (18) (Exhibit 13.5)

   13.6       Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1998 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1998 (21) (Exhibit 13.6)

   13.7       Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 1999 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 1999 (23) (Exhibit 13.7)

   13.8       Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 2000 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 2000 (25) (Exhibit 13.8)

   13.9       Selected portions of Annual Report to Shareholders                                             -
                  for the year ended December 31, 2001 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 2001 (27) (Exhibit 13.8)

   13.10      Selected portions of Annual Report to Shareholders                                           222
                  for the year ended December 31, 2002 incorporated
                  by reference in Annual Report on Form 10-K for the
                  year ended December 31, 2002

   21.        Subsidiaries of Philadelphia Suburban Corporation                                            271

   23.1       Consent of Independent Accountants - PricewaterhouseCoopers LLP                              272

   24.        Power of Attorney (set forth as a part of this report)                                        30

  99.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted                                 273
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted                                 274
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

(23) Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

(24) Filed as Annex A to definitive Proxy Statement dated April 10, 2000.

(25) Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(26) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(27) Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 2001.

(28) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(29) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

* Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PHILADELPHIA SUBURBAN CORPORATION





                                               By   /s/  Nicholas DeBenedictis
                                                    ---------------------------
                                                         Nicholas DeBenedictis
                                                         President and Chairman



Date: March 26, 2003

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



/s/  Nicholas DeBenedictis             /s/  David P. Smeltzer
----------------------------------     ----------------------------------------
     Nicholas DeBenedictis                  David P. Smeltzer
     President and Chairman                 Senior Vice President - Finance and
     (principal executive officer)          Chief Financial Officer
     and Director



/s/  Mary C. Carroll                   /s/  G. Fred DiBona, Jr.
----------------------------------     ----------------------------------------
     Mary C. Carroll                        G. Fred DiBona, Jr.
     Director                               Director



/s/  Richard H. Glanton                /s/  Alan Hirsig
----------------------------------     ----------------------------------------
     Richard H. Glanton                     Alan Hirsig
     Director                               Director



/s/  John F. McCaughan                 /s/  John E. Menario
----------------------------------     ----------------------------------------
     John F. McCaughan                      John E. Menario
     Director                               Director



/s/   Richard L. Smoot
----------------------------------
     Richard L. Smoot
     Director

                                 CERTIFICATIONS

I, Nicholas DeBenedictis, Chairman, President and Chief Executive Officer of Philadelphia Suburban Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Philadelphia Suburban Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
                                          /s/ Nicholas DeBenedictis
                                -----------------------------------------------
                                            Nicholas DeBenedictis
                                Chairman, President and Chief Executive Officer

I, David P. Smeltzer, Senior Vice President - Finance and Chief Financial Officer of Philadelphia Suburban Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Philadelphia Suburban Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
                                    /s/ David P. Smeltzer
                                ---------------------------------------------
                                    David P. Smeltzer
                                    Senior Vice President - Finance and Chief
                                    Financial Officer