Form 10-Q
period 2003-03-31
PHILADELPHIA SUBURBAN CORP
filed 2003-05-07
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  _______________________ to _____________________


                          Commission File Number 1-6659



                        PHILADELPHIA SUBURBAN CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


              Pennsylvania                                      23-1702594
-----------------------------------------                 ----------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)


762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania               19010 -3489
------------------------------------------------          ----------------------
    (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:           (610)-527-8000
                                                          ----------------------



________________________________________________________________________________
              (Former Name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X___           No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ___X___           No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 2003.

68,097,741.
----------

Part I - Financial Information
Item 1.  Financial Statements




               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)

                                                                                         March 31,   December 31,
                                                                                           2003          2002
                                                                                        ----------    ----------
                                        Assets                                                (Unaudited)
Property, plant and equipment, at cost                                                  $1,859,062    $1,836,892
Less accumulated depreciation                                                              354,733       346,051
                                                                                        ----------    ----------
    Net property, plant and equipment                                                    1,504,329     1,490,841
                                                                                        ----------    ----------
Current assets:
    Cash and cash equivalents                                                                8,736         5,915
    Accounts receivable and unbilled revenues, net                                          56,714        57,680
    Inventory, materials and supplies                                                        5,138         4,555
    Prepayments and other current assets                                                     2,234         2,758
                                                                                        ----------    ----------
    Total current assets                                                                    72,822        70,908
                                                                                        ----------    ----------

Regulatory assets                                                                           87,783        88,175
Deferred charges and other assets, net                                                      25,781        23,391
Funds restricted for construction activity                                                  40,979        43,754
                                                                                        ----------    ----------
                                                                                        $1,731,694    $1,717,069
                                                                                        ==========    ==========
                   Liabilities and Stockholders' Equity
Stockholders' equity:
    Common stock at $.50 par value, authorized 100,000,000 shares,
         issued 70,235,460 and 70,067,784 in 2003 and 2002                              $   35,118    $   35,034
    Capital in excess of par value                                                         320,521       317,871
    Retained earnings                                                                      183,859       180,047
    Minority interest                                                                          503           503
    Treasury stock, 2,149,625 and 2,151,350 shares in 2003 and 2002                        (40,388)      (40,421)
    Accumulated other comprehensive income                                                     110            63
                                                                                        ----------    ----------
    Total stockholders' equity                                                             499,723       493,097
                                                                                        ----------    ----------

6.05% Series B cumulative preferred stock                                                      172           172
Long-term debt, excluding current portion                                                  580,841       582,910
Commitments                                                                                   -             -
Current liabilities:
    Current portion of long-term debt                                                       23,889        34,265
    Loans payable                                                                          137,230       115,113
    Accounts payable                                                                        17,682        31,058
    Accrued interest                                                                         9,588         9,269
    Accrued taxes                                                                           18,840        14,500
    Other accrued liabilities                                                               20,691        22,326
                                                                                        ----------    ----------
    Total current liabilities                                                              227,920       226,531
                                                                                        ----------    ----------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                                       189,189       187,300
    Customers' advances for construction                                                    69,593        69,790
    Other                                                                                   15,426        13,330
                                                                                        ----------    ----------
    Total deferred credits and other liabilities                                           274,208       270,420
                                                                                        ----------    ----------

Contributions in aid of construction                                                       148,830       143,939
                                                                                        ----------    ----------
                                                                                        $1,731,694    $1,717,069
                                                                                        ==========    ==========

See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                                -------     -------
                                                                                  2003       2002
                                                                                ------      -------
Operating revenues                                                              $80,489     $71,669

Costs and expenses:
  Operations and maintenance                                                     30,664      27,285
  Depreciation                                                                   11,347       9,893
  Amortization                                                                      712         540
  Taxes other than income taxes                                                   5,320       5,314
                                                                                -------     -------
                                                                                 48,043      43,032
                                                                                -------     -------

Operating income                                                                 32,446      28,637

Other expense (income):
  Interest expense, net                                                          10,612       9,780
  Allowance for funds used during construction                                     (376)       (386)
  Gain on sale of other assets                                                      (55)       (349)
                                                                                -------     -------
Income before income taxes                                                       22,265      19,592
Provision for income taxes                                                        8,938       7,702
                                                                                -------     -------
Net income                                                                       13,327      11,890
Dividends on preferred stock                                                          3          15
                                                                                -------     -------
Net income available to common stock                                            $13,324     $11,875
                                                                                =======     =======

Net income                                                                      $13,327     $11,890
Other comprehensive income (loss), net of tax:
  Unrealized gain on securities                                                      47         128
  Reclassification adjustment for gains reported in net income                     -           (227)
                                                                                -------     -------
Comprehensive income                                                            $13,374     $11,791
                                                                                =======     =======

Net income per common share:
  Basic                                                                         $  0.20     $  0.17
                                                                                =======     =======
  Diluted                                                                       $  0.19     $  0.17
                                                                                =======     =======

Average common shares outstanding during the period:
  Basic                                                                          67,977      68,451
                                                                                =======     =======
  Diluted                                                                        68,586      69,300
                                                                                =======     =======


See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)

                                                                                        March 31,  December 31,
                                                                                          2003         2002
                                                                                       ----------   ---------
                                                                                            (Unaudited)
Stockholders' equity:
     Common stock, $.50 par value                                                      $   35,118   $   35,034
     Capital in excess of par value                                                       320,521      317,871
     Retained earnings                                                                    183,859      180,047
     Minority interest                                                                        503          503
     Treasury stock                                                                       (40,388)     (40,421)
     Accumulated other comprehensive income                                                   110           63
                                                                                       ----------   ----------
Total stockholders' equity                                                                499,723      493,097
                                                                                       ----------   ----------

6.05% Series B cumulative preferred stock                                                     172          172

Long-term debt:
First Mortgage Bonds secured by utility plant:
                  Interest Rate Range
                     0.00% to  2.49%                                                       16,428       18,009
                     2.50% to  2.99%                                                       14,918       14,052
                     3.00% to 3.49%                                                         3,713        4,733
                     3.50% to 3.99%                                                         3,200        3,200
                     4.00% to 4.99%                                                         8,135        8,135
                     5.00% to  5.49%                                                       90,930       90,955
                     5.50% to  5.99%                                                       76,260       86,260
                     6.00% to  6.49%                                                      126,360      126,360
                     6.50% to  6.99%                                                       52,000       52,000
                     7.00% to  7.49%                                                       58,000       58,000
                     7.50% to  7.99%                                                       23,000       23,000
                     8.00% to  8.49%                                                       17,497       17,497
                     8.50% to  8.99%                                                        9,000        9,000
                     9.00% to  9.49%                                                       53,054       53,054
                     9.50% to  9.99%                                                       44,142       44,637
                    10.00% to 10.50%                                                        6,000        6,000
                                                                                       ----------   ----------
Total First Mortgage Bonds                                                                602,637      614,892
Notes payable, 6.05%, due 2006                                                                788          978
Installment note payable, 9%, due in equal annual payments through 2013                     1,305        1,305
                                                                                       ----------   ----------
                                                                                          604,730      617,175
Current portion of long-term debt                                                          23,889       34,265
                                                                                       ----------   ----------
Long-term debt, excluding current portion                                                 580,841      582,910
                                                                                       ----------   ----------
Total capitalization                                                                   $1,080,736   $1,076,179
                                                                                       ==========   ==========


See notes to consolidated financial statements on page 5 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       --------       --------
                                                                                         2003           2002
                                                                                       --------       --------
Cash flows from operating activities:
   Net income                                                                          $ 13,327       $ 11,890
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                                      12,059         10,433
      Deferred income taxes                                                               1,865          1,440
      Gain on sale of other assets                                                          (55)          (349)
      Net decrease in receivables, inventory and prepayments                                744          5,364
      Net decrease in payables, accrued interest, accrued taxes
         and other accrued liabilities                                                   (6,883)        (9,410)
      Other                                                                              (1,511)           120
                                                                                       --------       --------
Net cash flows from operating activities                                                 19,546         19,488
                                                                                       --------       --------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $376 and $386                                (24,001)       (24,955)
   Acquisitions of water and wastewater systems                                             (11)        (2,739)
   Proceeds from the sale of other assets                                                    60          1,659
   Net decrease in funds restricted for construction activity                             2,775          7,232
   Other                                                                                   (130)          (126)
                                                                                       --------       --------
Net cash flows used in investing activities                                             (21,307)       (18,929)
                                                                                       --------       --------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                           1,361          3,840
   Repayments of customers' advances                                                       (742)        (1,509)
   Net proceeds (repayments) of short-term debt                                          22,117         10,112
   Proceeds from long-term debt                                                              24          1,014
   Repayments of long-term debt                                                         (11,050)        (2,741)
   Redemption of preferred stock                                                             (1)          (300)
   Proceeds from issuing common stock                                                     2,665          3,142
   Repurchase of common stock                                                              (105)          (428)
   Dividends paid on preferred stock                                                         (3)           (15)
   Dividends paid on common stock                                                        (9,512)        (9,064)
   Other                                                                                   (172)        (1,034)
                                                                                       --------       --------
Net cash flows from financing activities                                                  4,582          3,017
                                                                                       --------       --------

Net increase in cash and cash equivalents                                                 2,821          3,576
Cash and cash equivalents at beginning of period                                          5,915          1,010
                                                                                       --------       --------
Cash and cash equivalents at end of period                                             $  8,736       $  4,586
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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)
                                   (UNAUDITED)


Note 1  Basis of Presentation
        ---------------------

        The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation ("PSC") at March 31, 2003, the consolidated statements of income and comprehensive income and cash flow for the three months ended March 31, 2003 and 2002, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the PSC Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

Note 2  Water Rates
        -----------

        During the first three months of 2003, operating subsidiaries located in Pennsylvania, Illinois, Ohio and Maine were granted rate increases, representing seven rate adjustments, intended to increase total revenues by approximately $5,600 on an annual basis. Revenues from the rate increases realized in the first three months of 2003 were approximately $1,250.

Note 3  Stockholders' Equity
        --------------------

        PSC reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income:

                                                                 2003      2002
                                                                -----     -----

        Balance at January 1,                                    $ 63     $ 726
          Unrealized holding gain arising during the period,
                net of tax of $25 in 2003 and $68 in 2002          47       128
          Less:  reclassification adjustment for gains included
                in net income, net of tax of $122 in 2002          -       (227)
                                                                 ----     -----
          Other comprehensive income (loss), net of tax            47       (99)
                                                                 ----     -----
        Balance at March 31,                                     $110     $ 627
                                                                 ====     =====

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


                                                       Three Months Ended
                                                            March 31,
                                                        ----------------
                                                         2003      2002
                                                        ------    ------
        Average common shares outstanding during
           the period for Basic computation             67,977    68,451
        Dilutive effect of employee stock options          609       849
                                                        ------    ------
        Average common shares outstanding during
           the period for Diluted computation           68,586    69,300
                                                        ======    ======


Note 5  Stock-Based Compensation
        ------------------------

        PSC accounts for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense related to granting of stock options has been recognized in the financial statements for stock options that have been granted. Pursuant to the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, pro forma net income available to common stock and earnings per share are presented in the following table as if compensation cost for stock options was determined as of the grant date under the fair value method:


                                                           Three Months Ended
                                                               March 31,
                                                          -------------------
                                                           2003        2002
                                                          -------     -------
        Net income available to common stock:
            As reported                                   $13,324     $11,875
            Less: pro forma expense related to stock
                options granted, net of tax effects          (405)       (317)
                                                          -------     -------
            Pro forma                                     $12,919     $11,558
                                                          =======     =======

        Basic net income per share:
            As reported                                   $  0.20     $  0.17
            Pro forma                                        0.19        0.17
        Diluted net income per share:
            As reported                                   $  0.19     $  0.17
            Pro forma                                        0.19        0.17


        The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)



Note 6  Recent Accounting Pronouncements
        --------------------------------

        In July 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. When the liability is initially recognized, the carrying amount of the related long-lived asset is increased by the same amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, PSC may settle the obligation for its recorded amount, or an alternative amount, thereby incurring a gain or loss upon settlement. The adoption of this statement as required on January 1, 2003 did not have a material impact on PSC's results of operations or financial position.

        In April 2002, the FASB approved SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. PSC adopted this statement in the first quarter of 2003 and it did not have a material impact on PSC's results of operations or financial position.

        In June 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces the previous accounting guidance provided in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. PSC adopted this standard in the first quarter of 2003 and it did not have a material impact on PSC's results of operations or financial position.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)



        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of SFAS No. 5, 57 and 107 and rescission of SFAS No. 34. This interpretation clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies" relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the interpretation are effective for financial statements of periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. PSC adopted the accounting provisions of this standard in the first quarter of 2003 and it did not have a material impact on PSC's results of operations or financial position.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                           Forward-looking Statements
                           --------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the expected completion dates for the AquaSource acquisition; the completion of various construction projects; the projected effects of recent accounting pronouncements; the final purchase price for and the financing of the purchase of AquaSource; the projected annual value of rate increases, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions and the approval of the AquaSource acquisition by governmental authorities. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


                               General Information
                               -------------------

Philadelphia Suburban Corporation ("we" or "us"), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to approximately 2 million people in Pennsylvania, Ohio, Illinois, New Jersey, Maine and North Carolina. Our two primary subsidiaries are Pennsylvania Suburban Water Company ("PSW"), a regulated public utility that provides water or wastewater services to approximately 1.3 million residents in the suburban areas north and west of the City of Philadelphia and in 18 other counties in Pennsylvania, and Consumers Water Company ("CWC"), a holding company for several regulated public utility companies that provide water or wastewater service to approximately 700,000 residents in various communities in Ohio, Illinois, New Jersey and Maine. Other of our smaller subsidiaries provide water and wastewater services in parts of Pennsylvania, North Carolina and Ohio. Some of our subsidiaries provide wastewater services to a population of approximately 40,000 people in Pennsylvania, Illinois, New Jersey and North Carolina. In addition, we provide water and wastewater service to approximately 45,000 people through operating and maintenance contracts with municipal authorities and other parties close to our operating companies' service territories. We are the largest U.S.-based investor-owned water utility based on number of customers.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)



                               Financial Condition
                               -------------------

During the quarter, we had $24,001 of capital expenditures, repaid $742 of customer advances for construction and repaid debt and made sinking fund contributions and other loan repayments of $11,050. The capital expenditures were related to improvements to treatment plants, new water mains and customer service lines, the rehabilitation of existing water mains, hydrants and customer service lines, in addition to well and booster improvements.

During the quarter, the proceeds from our short-term credit facilities, proceeds from the issuance of common stock, internally generated funds and available working capital were used to fund the cash requirements discussed above and to pay dividends. At March 31, 2003, we had short-term lines of credit of $180,000, of which $42,770, was available.

We entered into a purchase agreement with DQE, Inc. ("DQE") and AquaSource, Inc. ("AquaSource") dated July 29, 2002, as amended by Amendment No. 1 dated March 4, 2003, pursuant to which we agreed to acquire four operating water and wastewater subsidiaries of AquaSource and assume selected, integrated operating and maintenance contracts and related assets. The purchase agreement provides for a target cash purchase price of approximately $205 million subject to various adjustments. If the transaction is completed, we will purchase operating utilities, including assets and franchises that serve approximately 130,000 water and wastewater customer accounts in 11 states, and selected water and wastewater operating contracts that serve approximately 40,000 customers in seven of these states. The acquisition is subject to certain regulatory approvals, but does not require approval of the shareholders of DQE or PSC. We expect to obtain the requisite regulatory approvals in mid-2003. It is our intention to fund the acquisition at closing with cash from a combination of short-term debt, long-term debt, the issuance of our common stock and/or an instrument convertible into our common stock. The ultimate decision regarding the funding of the acquisition will be based upon market conditions existing at the time the acquisition is consummated.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)



                              Results of Operations
                              ---------------------

       Analysis of First Quarter of 2003 Compared to First Quarter of 2002
       -------------------------------------------------------------------

Revenues for the quarter increased $8,820 or 12.3% primarily due to increased water rates granted to our Pennsylvania, New Jersey and Ohio operating subsidiaries, increased water consumption, and additional water revenues associated with the larger customer base due to acquisitions, offset partially by the revenues associated with a water system sold in 2002 of $384.

Operations and maintenance expenses increased by $3,379 or 12.4% primarily due to increased postretirement benefits expenses, additional operating costs associated with acquisitions, higher maintenance expenses and increased insurance expense. The postretirement benefits expense increase resulted principally from higher pension costs. The increased maintenance expenses resulted from an increased number of main breaks resulting from the relatively harsh winter weather that was experienced in the first quarter of 2003.

Depreciation expense increased $1,454 or 14.7% reflecting the utility plant placed in service since the first quarter of 2002, including the assets acquired through system acquisitions.

Amortization increased $172 primarily due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $6 or 0.1% as a result of an increase in capital stock tax due to an increase in the base on which the tax is applied, offset partially by a reduction in state taxes. The decrease in state taxes is a result of a reduction in assessments.

Interest expense increased by $832 or 8.5% primarily due to additional borrowings to finance on-going capital projects and acquisitions, offset partially by decreased interest rates on borrowings.

Allowance for funds used during construction ("AFUDC") decreased by $10 primarily due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied; offset partially by an increase in the AFUDC rate as a result of tax-exempt borrowings for our multi-year infrastructure rehabilitation plan.

Gain on sale of other assets decreased $294 due to a decrease in the gain on sale of marketable securities of $349 as there were no marketable securities sold in the first quarter of 2003, offset by an increase in the gain on the sale of land realized of $55.

Our effective income tax rate was 40.1% in the first quarter of 2003 and 39.3% in the first quarter of 2002. The change was due to a decrease in the tax-deductible portion of our book expenses.

Net income available to common stock for the quarter increased by $1,449 or 12.2%, in comparison to the same period in 2002 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.02 or 11.8% reflecting the change in net income and a 1.0% decrease in the average number of common shares outstanding. The decrease in the number of shares outstanding is primarily a result of shares repurchased in the fourth quarter of 2002, offset partially by the additional shares sold or issued through the dividend reinvestment plan, and employee stock purchase plan and equity compensation plan and shares issued in connection with acquisitions.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


                   Impact of Recent Accounting Pronouncements
                   ------------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. When the liability is initially recognized, the carrying amount of the related long-lived asset is increased by the same amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we may settle the obligation for its recorded amount, or an alternative amount, thereby incurring a gain or loss upon settlement. The adoption of this statement as required on January 1, 2003 did not have a material impact on our results of operations or financial position.

In April 2002, the FASB approved SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We adopted this statement in the first quarter of 2003 and it did not have a material impact on our results of operations or financial position.

In June 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces the previous accounting guidance provided in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted this standard in the first quarter of 2003 and it did not have a material impact on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of SFAS No. 5, 57 and 107 and rescission of SFAS No. 34. This interpretation clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies" relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the interpretation are effective for financial statements of periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We adopted the accounting provisions of this standard in the first quarter of 2003 and it did not have a material impact on our results of operations or financial position.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES



Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

        We are subject to market risks in the normal course of business, including changes in interest and equity prices. There have been no significant changes in our exposure to market risks since December 31, 2002. Refer to Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for additional information.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

            Exhibit No.          Description
            -----------          -----------

            99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


        (b) Reports on Form 8-K

            Current Report on Form 8-K filed on January 14, 2003, responding to
            Item 5, Other Events. (Related to the Company's previous filing of a Registration Statement on Form S-4 on December 22, 1999 and the result of applying the Company's 5-for-4 common stock splits effected in the form of stock dividends distributed on December 1, 2001 and on December 1, 2000).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.




May 7, 2003

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

Date: May 7, 2003
                                     /s/ Nicholas DeBenedictis
                                 ------------------------------------------
                                 Nicholas DeBenedictis
                                 Chairman, President and Chief Executive Officer

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

Date: May 7, 2003
                                             /s/  David P. Smeltzer
                                             -----------------------------------
                                             David P. Smeltzer
                                             Senior Vice President - Finance and
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