Form 10-Q
period 2003-06-30
PHILADELPHIA SUBURBAN CORP
filed 2003-08-08
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ______________________ to _______________________


                          Commission File Number 1-6659


                        PHILADELPHIA SUBURBAN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                           23-1702594
--------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania                 19010 -3489
-------------------------------------------------           --------------------
   (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:            (610)-527-8000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 28, 2003.

69,802,692.
-----------

Part I - Financial Information
Item 1.  Financial Statements

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)

                                                                              June 30,         December 31,
                                                                                2003               2002
                                                                            ---------------------------------
                                  Assets                                              (Unaudited)
Property, plant and equipment, at cost                                       $ 1,882,886         $ 1,836,892
Less accumulated depreciation                                                    353,795             346,051
                                                                            ---------------------------------
    Net property, plant and equipment                                          1,529,091           1,490,841
                                                                            ---------------------------------
Current assets:
    Cash and cash equivalents                                                      6,600               5,915
    Accounts receivable and unbilled revenues, net                                59,766              57,680
    Inventory, materials and supplies                                              5,004               4,555
    Prepayments and other current assets                                           2,011               2,758
                                                                            ---------------------------------
    Total current assets                                                          73,381              70,908
                                                                            ---------------------------------

Regulatory assets                                                                 87,265              88,175
Deferred charges and other assets, net                                            27,678              23,391
Funds restricted for construction activity                                        36,230              43,754
                                                                            ---------------------------------
                                                                             $ 1,753,645         $ 1,717,069
                                                                            =================================
                   Liabilities and Stockholders' Equity
Stockholders' equity:
    Common stock at $.50 par value, authorized 100,000,000 shares,
         issued 70,467,153 and 70,067,784 in 2003 and 2002                      $ 35,234            $ 35,034
    Capital in excess of par value                                               328,807             317,871
    Retained earnings                                                            189,556             180,047
    Minority interest                                                                503                 503
    Treasury stock, 674,039 and 2,151,350 shares in 2003 and 2002                (12,539)            (40,421)
    Accumulated other comprehensive income                                           201                  63
                                                                            ---------------------------------
    Total stockholders' equity                                                   541,762             493,097
                                                                            ---------------------------------

6.05% Series B cumulative preferred stock                                            172                 172
Long-term debt, excluding current portion                                        584,118             582,910
Commitments                                                                            -                   -
Current liabilities:
    Current portion of long-term debt                                             21,803              34,265
    Loans payable                                                                109,309             115,113
    Accounts payable                                                              20,783              31,058
    Accrued interest                                                              10,068               9,269
    Accrued taxes                                                                 12,580              14,500
    Other accrued liabilities                                                     22,475              22,326
                                                                            ---------------------------------
    Total current liabilities                                                    197,018             226,531
                                                                            ---------------------------------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                             191,481             187,300
    Customers' advances for construction                                          71,009              69,790
    Other                                                                         16,297              13,330
                                                                            ---------------------------------
    Total deferred credits and other liabilities                                 278,787             270,420
                                                                            ---------------------------------

Contributions in aid of construction                                             151,788             143,939
                                                                            ---------------------------------
                                                                             $ 1,753,645         $ 1,717,069
                                                                            =================================

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                      Six Months Ended
                                                                          June 30,
                                                                 -------------------------
                                                                    2003           2002
                                                                 -------------------------

Operating revenues                                                $163,868      $ 148,284

Costs and expenses:
  Operations and maintenance                                        61,693         56,200
  Depreciation                                                      22,811         20,200
  Amortization                                                       1,362          1,209
  Taxes other than income taxes                                     10,266          9,935
                                                                 -------------------------
                                                                    96,132         87,544
                                                                 -------------------------

Operating income                                                    67,736         60,740

Other expense (income):
  Interest expense, net                                             21,263         19,671
  Allowance for funds used during construction                        (876)          (932)
  Gain on sale of other assets                                        (220)        (1,758)
                                                                 -------------------------
Income before income taxes                                          47,569         43,759
Provision for income taxes                                          19,005         17,039
                                                                 -------------------------
Net income                                                          28,564         26,720
Dividends on preferred stock                                             5             27
                                                                 -------------------------
Net income available to common stock                              $ 28,559       $ 26,693
                                                                 =========================

Net income                                                        $ 28,564       $ 26,720
Other comprehensive income (loss), net of tax:
  Unrealized gain on securities                                        149            345
  Reclassification adjustment for gains reported in net income         (11)          (693)
                                                                 -------------------------
Comprehensive income                                              $ 28,702       $ 26,372
                                                                 =========================

Net income per common share:
  Basic                                                             $ 0.42         $ 0.39
                                                                 =========================
  Diluted                                                           $ 0.41         $ 0.38
                                                                 =========================

Average common shares outstanding
  during the period:
  Basic                                                             68,395         68,576
                                                                 =========================
  Diluted                                                           69,123         69,408
                                                                 =========================

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                           June 30,
                                                                    -----------------------
                                                                       2003          2002
                                                                    -----------------------

Operating revenues                                                   $ 83,379     $ 76,615

Costs and expenses:
  Operations and maintenance                                           31,029       28,915
  Depreciation                                                         11,464       10,307
  Amortization                                                            650          669
  Taxes other than income taxes                                         4,946        4,621
                                                                    -----------------------
                                                                       48,089       44,512
                                                                    -----------------------

Operating income                                                       35,290       32,103

Other expense (income):
  Interest expense, net                                                10,651        9,891
  Allowance for funds used during construction                           (500)        (546)
  Gain on sale of other assets                                           (165)      (1,409)
                                                                    -----------------------
Income before income taxes                                             25,304       24,167
Provision for income taxes                                             10,067        9,337
                                                                    -----------------------
Net income                                                             15,237       14,830
Dividends on preferred stock                                                2           12
                                                                    -----------------------
Net income available to common stock                                 $ 15,235     $ 14,818
                                                                    =======================

Net income                                                           $ 15,237     $ 14,830
Other comprehensive income (loss), net of tax:
  Unrealized gain on securities                                           102          217
  Reclassification adjustment for gains reported in net income            (11)        (466)
                                                                    -----------------------
Comprehensive income                                                 $ 15,328     $ 14,581
                                                                    =======================

Net income per common share:
  Basic                                                                $ 0.22       $ 0.22
                                                                    =======================
  Diluted                                                              $ 0.22       $ 0.21
                                                                    =======================

Average common shares outstanding
  during the period:
  Basic                                                                68,843       68,701
                                                                    =======================
  Diluted                                                              69,615       69,461
                                                                    =======================

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)

                                                                               June 30,          December 31,
                                                                                 2003                2002
                                                                           ----------------------------------
                                                                                        (Unaudited)
Stockholders' equity:
     Common stock, $.50 par value                                           $    35,234         $    35,034
     Capital in excess of par value                                             328,807             317,871
     Retained earnings                                                          189,556             180,047
     Minority interest                                                              503                 503
     Treasury stock                                                             (12,539)            (40,421)
     Accumulated other comprehensive income                                         201                  63
                                                                           ----------------------------------
Total stockholders' equity                                                      541,762             493,097
                                                                           ----------------------------------

6.05% Series B cumulative preferred stock                                           172                 172

Long-term debt:
First Mortgage Bonds secured by utility plant:
                  Interest Rate Range
                     0.00% to  2.49%                                             16,527              18,009
                     2.50% to  2.99%                                             16,812              14,052
                     3.00% to 3.49%                                               5,475               4,733
                     3.50% to 3.99%                                               2,800               3,200
                     4.00% to 4.99%                                               8,135               8,135
                     5.00% to  5.49%                                             97,875              90,955
                     5.50% to  5.99%                                             76,260              86,260
                     6.00% to  6.49%                                            129,360             126,360
                     6.50% to  6.99%                                             42,000              52,000
                     7.00% to  7.49%                                             56,000              58,000
                     7.50% to  7.99%                                             23,000              23,000
                     8.00% to  8.49%                                             17,500              17,497
                     8.50% to  8.99%                                              9,000               9,000
                     9.00% to  9.49%                                             52,942              53,054
                     9.50% to  9.99%                                             44,142              44,637
                    10.00% to 10.50%                                              6,000               6,000
                                                                           ----------------------------------
Total First Mortgage Bonds                                                      603,828             614,892
Notes payable, 6.05%, due 2006                                                      788                 978
Installment note payable, 9%, due in equal annual payments through 2013           1,305               1,305
                                                                           ----------------------------------
                                                                                605,921             617,175
Current portion of long-term debt                                                21,803              34,265
                                                                           ----------------------------------
Long-term debt, excluding current portion                                       584,118             582,910
                                                                           ----------------------------------
Total capitalization                                                        $ 1,126,052         $ 1,076,179
                                                                           ==================================

See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                  -------------------------
                                                                                    2003           2002
                                                                                  -------------------------
Cash flows from operating activities:
   Net income                                                                      $ 28,564       $ 26,720
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                                  24,173         21,409
      Deferred income taxes                                                           4,106          2,949
      Gain on sale of other assets                                                     (204)        (1,758)
      Net decrease (increase) in receivables, inventory and prepayments                (594)         6,108
      Net decrease in payables, accrued interest, accrued taxes
         and other accrued liabilities                                               (8,655)       (13,151)
      Other                                                                          (2,067)           488
                                                                                  -------------------------
Net cash flows from operating activities                                             45,323         42,765
                                                                                  -------------------------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $876 and $932                            (58,562)       (56,470)
   Acquisitions of water and wastewater systems                                        (114)        (7,865)
   Proceeds from the sale of other assets                                               164          5,561
   Net decrease (increase) in funds restricted for construction activity              7,523        (10,364)
   Other                                                                               (302)          (331)
                                                                                  -------------------------
Net cash flows used in investing activities                                         (51,291)       (69,469)
                                                                                  -------------------------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                       4,401          4,976
   Repayments of customers' advances                                                   (972)        (1,705)
   Net proceeds (repayments) of short-term debt                                      (5,804)       (11,932)
   Proceeds from long-term debt                                                      10,566         53,353
   Repayments of long-term debt                                                     (21,147)        (3,612)
   Redemption of preferred stock                                                         (1)          (300)
   Proceeds from issuing common stock                                                39,353          6,486
   Repurchase of common stock                                                          (687)        (1,472)
   Dividends paid on preferred stock                                                     (5)           (27)
   Dividends paid on common stock                                                   (19,051)       (18,163)
   Other                                                                                  -         (1,034)
                                                                                  -------------------------
Net cash flows from financing activities                                              6,653         26,570
                                                                                  -------------------------

Net increase in cash and cash equivalents                                               685           (134)
Cash and cash equivalents at beginning of period                                      5,915          1,010
                                                                                  -------------------------
Cash and cash equivalents at end of period                                         $  6,600       $    876
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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

Note 1   Basis of Presentation
         ---------------------

         The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation ("PSC") at June 30, 2003, the consolidated statements of income and comprehensive income for the six months and quarter ended June 30, 2003 and 2002, and the consolidated statements of cash flow for the six months ended June 30, 2003 and 2002, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the PSC Annual Report on Form 10-K for the year ended December 31, 2002 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

Note 2   Acquisition
         -----------

         On July 31, 2003, PSC completed its acquisition of four operating water and wastewater subsidiaries of AquaSource, Inc. (a subsidiary of DQE, Inc.), including selected, integrated operating and maintenance contracts and related assets (individually and collectively the acquisition is referred to as "AquaSource") for $195,533 in cash. Pursuant to the purchase agreement, the amount paid at closing is subject to adjustment upon completion of a closing balance sheet and the finalization of other adjustments that may occur over approximately a six month period. The acquired operations of AquaSource serve over 130,000 water and wastewater customer accounts in eleven states. For the fiscal year ended December 31, 2002, the acquired operations had revenues of $69,541. In May 2003, PSC announced an agreement for the sale of the AquaSource regulated and nonregulated operations located in Connecticut and New York to a New England-based water company for an aggregate purchase price of $5,000 and the assumption of approximately $800 of debt. The sale of the Connecticut and New York regulated operations is subject to state regulatory approvals and represents approximately 2% of the acquired operations. Closing on the sale of the Connecticut and New York operations is expected to occur by early 2004.

Note 3   Long-term Debt and Loans Payable
         --------------------------------

         At various times during the first half of 2003, our operating subsidiaries issued notes payable in aggregate of $11,232 at various rates ranging from 1% to 5.1% due at various times in 2022, 2023, and 2032.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

         In July 2003, PSC issued $135,000 of unsecured notes due 2023 and with an interest rate of 4.87%. In July 2003, an unsecured note of $90,000 was issued by PSC. Interest under this note is based, at the borrower's option, on either a defined base rate or an adjusted London Interbank Offered Rate corresponding to the interest period selected. The proceeds of these financings were used to fund the AquaSource acquisition and to refinance existing debt.

Note 4   Water Rates
         -----------

         During the first six months of 2003, operating subsidiaries located in Pennsylvania, Illinois, Ohio and Maine were granted rate increases, representing eight rate adjustments, intended to increase total revenues by approximately $7,730 on an annual basis. Revenues from the rate increases realized in the first half of 2003 were approximately $2,960.

Note 5   Stockholders' Equity
         --------------------

         On August 5, 2003, PSC's Board of Directors declared a 5-for-4 common stock split effected in the form of a 25% stock distribution for shareholders of record on November 14, 2003. The new shares will be distributed on December 1, 2003. PSC's par value of $.50 per share will not change as a result of the common stock distribution, and as a result, on the distribution date an amount will be transferred from Capital in Excess of Par Value to Common Stock to record the common stock split. The share and per share data contained in this Quarterly Report on Form 10-Q have not been restated to give effect to this stock dividend.

         On May 19, 2003, PSC issued 1,495,000 shares of common stock through a shelf registration, providing proceeds of approximately $33,100, net of expenses. The net proceeds were used to repay short-term debt, including the repayment of $22,000 of indebtedness incurred in connection with our repurchase of 1.2 million shares of our common stock from affiliates of Veolia Environnement, S.A. (formerly Vivendi Environnement, S.A.) in October 2002.

         PSC reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income:

                                                                              2003          2002
                                                                            ---------------------

         Balance at January 1,                                               $  63         $ 726
           Unrealized holding gain arising during the period,
               net of tax of $79 in 2003 and $185 in 2002                      149           345
           Less:  reclassification adjustment for gains included
               in net income, net of tax of $5 in 2003 and $372 in 2002        (11)         (693)
                                                                            ---------------------
           Other comprehensive income (loss), net of tax                       138          (348)
                                                                            ---------------------
         Balance at June 30,                                                 $ 201         $ 378
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

                                                              Six Months Ended       Three Months Ended
                                                                  June 30,                June 30,
                                                           ----------------------  ----------------------
                                                              2003          2002       2003         2002
                                                           ----------------------  ----------------------
         Average common shares outstanding during
            the period for Basic computation                68,395        68,576     68,843       68,701
         Dilutive effect of employee stock options             728           832        771          760
                                                           ----------------------  ----------------------
         Average common shares outstanding during
            the period for Diluted computation              69,123        69,408     69,614       69,461
                                                           ======================  ======================

Note 7   Stock-Based Compensation
         ------------------------

         PSC accounts for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense related to granting of stock options has been recognized in the financial statements for stock options that have been granted. Pursuant to the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, pro forma net income available to common stock and earnings per share are presented in the following table as if compensation cost for stock options was determined as of the grant date under the fair value method:

                                                                 Six Months Ended        Three Months Ended
                                                                    June 30,                  June 30,
                                                           -------------------------   -------------------------
                                                              2003           2002        2003           2002
                                                           -------------------------   -------------------------
         Net income available to common stock:
             As reported                                    $ 28,559       $ 26,693     $ 15,235       $ 14,818
             Less: pro forma expense related to
                 stock options granted, net of
                 tax effects                                    (810)          (634)        (405)          (317)
                                                           -------------------------   -------------------------
             Pro forma                                      $ 27,749       $ 26,059     $ 14,830       $ 14,501
                                                           =========================   =========================

         Basic net income per share:
             As reported                                    $   0.42       $   0.39      $  0.22        $  0.22
             Pro forma                                          0.41           0.38         0.22           0.21
         Diluted net income per share:
             As reported                                    $   0.41       $   0.38      $  0.22        $  0.21
             Pro forma                                          0.40           0.38         0.21           0.21

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

         In April 2003, the FASB approved SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. PSC believes the adoption of this standard will have no effect on its results of operations or financial position. As of June 30, 2003, PSC had no derivative instruments or hedging activities.

         In May 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments with characteristics of both liabilities and equity. The standard is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003. This statement is not expected to have an impact on PSC's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)

                           Forward-looking Statements
                           --------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the completion of various construction projects; the projected effects of recent accounting pronouncements; the final purchase price for AquaSource; the completion of the sale of the Connecticut and New York AquaSource operations; the projected annual value of rate increases, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, and our ability to assimilate acquired operations. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


                               General Information
                               -------------------

Philadelphia Suburban Corporation ("we" or "us"), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to approximately 2.5 million people in 15 states, principally in Pennsylvania, Ohio, Illinois, Texas, New Jersey and Indiana. One of our operating subsidiaries provides water or wastewater services to approximately
1.3 million people in the suburban areas north and west of the City of Philadelphia and in 18 other counties in Pennsylvania. In addition we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our operating companies' service territories. We are the largest U.S.-based investor-owned water utility based on number of people served.

The description of our business above reflects the effect of our July 31, 2003 acquisition of AquaSource as described in the Financial Condition section.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                               Financial Condition
                               -------------------

During the first half of 2003, we had $58,562 of capital expenditures, repaid $972 of customer advances for construction and repaid debt and made sinking fund contributions and other loan repayments of $21,147. The capital expenditures were related to improvements to treatment plants, new water mains and customer service lines, the rehabilitation of existing water mains, hydrants and customer service lines, in addition to well and booster improvements.

During the first six months of 2003, the proceeds from our short-term credit facilities, proceeds from the issuance of common stock, internally generated funds and available working capital were used to fund the cash requirements discussed above and to pay dividends. At various times during the first half of 2003, our operating subsidiaries issued notes payable in aggregate of $11,232 at various rates ranging from 1% to 5.1% due at various times in 2022, 2023, and 2032. On May 19, 2003, PSC issued 1,495,000 shares of common stock through a shelf registration, providing proceeds of approximately $33,100, net of expenses. The net proceeds were used to repay short-term debt, including the repayment of $22,000 of indebtedness incurred in connection with our repurchase of 1.2 million shares of our common stock from affiliates of Veolia Environnement, S.A. (formerly Vivendi Environnement, S.A.) in October 2002. At June 30, 2003, we had short-term lines of credit of $179,000, of which $69,691 was available. Effective with the December 1, 2003 payment, PSC has increased the quarterly cash dividend on common stock from $.14 per share to $.15 per share.

On July 31, 2003, we completed the acquisition of four operating water and wastewater subsidiaries of AquaSource, Inc. (a subsidiary of DQE, Inc.), including selected, integrated operating and maintenance contracts and related assets (individually and collectively the acquisition is referred to as "AquaSource") for $195,533 in cash. Pursuant to the purchase agreement, the amount paid at closing is subject to adjustment upon completion of a closing balance sheet and the finalization of other adjustments that may occur over approximately a six month period. The acquired operations of AquaSource serve approximately 130,000 water and wastewater customer accounts in eleven states. For the fiscal year ended December 31, 2002, the acquired operations had revenues of $69,451. In May 2003, we announced an agreement for the sale of the AquaSource regulated and nonregulated operations located in Connecticut and New York to a New England-based water company for an aggregate purchase price of $5,000 and the assumption of approximately $800 of debt. The sale of the Connecticut and New York regulated operations is subject to state regulatory approvals and represents approximately 2% of the acquired operations. Closing on the sale of the Connecticut and New York operations is expected to occur by early 2004. In July 2003, PSC issued $135,000 of unsecured notes due 2023 and with an interest rate of 4.87%. In July 2003, an unsecured note of $90,000 was issued by PSC. Interest under this facility is based, at the borrower's option, on either a defined base rate or an adjusted London Interbank Offered Rate corresponding to the interest period selected. The proceeds of these financings were used to fund the AquaSource acquisition, and to refinance existing debt.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                              Results of Operations
                              ---------------------

    Analysis of First Six Months of 2003 Compared to First Six Months of 2002
    -------------------------------------------------------------------------

Revenues for the first six months increased $15,584 or 10.5% primarily due to increased water rates granted to our Pennsylvania, New Jersey, Ohio and Maine operating subsidiaries and additional water revenues associated with the larger customer base due to acquisitions, offset partially by the revenues associated with a water system sold in 2002 of $841. Higher water consumption in the first quarter of 2003 was largely offset by the impact of lower water consumption in the second quarter of 2003 due to unfavorable weather conditions in many of the states where we operate. The unfavorable weather conditions, particularly the above-average rainfall, have continued in July 2003 in our primary service territories, and water consumption by our customers has been reduced in these areas which may have a similar effect on our operating results.

Operations and maintenance expenses increased by $5,493 or 9.8% primarily due to increased postretirement benefits expenses, higher maintenance expenses, increased insurance expense, and additional operating costs associated with acquisitions. The postretirement benefits expense increase resulted principally from higher pension costs and increased retiree medical costs. The increased maintenance expenses are primarily a result of additional main break repairs resulting from the relatively harsh winter weather that was experienced in 2003.

Depreciation expense increased $2,611 or 12.9% reflecting the utility plant placed in service since the second quarter of 2002, including the assets acquired through system acquisitions.

Amortization increased $153 primarily due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $331 or 3.3% as a result of an increase in capital stock tax due to an increase in the base on which the tax is applied, and an increase in state regulatory taxes.

Interest expense increased by $1,592 or 8.1% primarily due to additional borrowings to finance on-going capital projects and acquisitions, offset partially by decreased interest rates on borrowings.

Allowance for funds used during construction ("AFUDC") decreased by $56 primarily due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied; offset partially by an increase in the AFUDC rate as a result of tax-exempt borrowings for our multi-year infrastructure rehabilitation plan.

Gain on sale of other assets totaled $220 in the first half of 2003 and $1,758 in the first half of 2002. The change is due to a decrease in the gain on sale of marketable securities of $1,049 and a decrease in the gain on the sale of land realized of $489 as compared to the same period in 2002.

Our effective income tax rate was 40.0% in the first half of 2003 and 38.9% in the first half of 2002. The change was due to a decrease in our tax-deductible expenses.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Net income available to common stock for the first six months increased by $1,866 or 7.0%, in comparison to the same period in 2002 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.03 or 7.9% reflecting the change in net income and a 0.4% decrease in the average number of common shares outstanding. The decrease in the number of shares outstanding is primarily a result of shares repurchased in the fourth quarter of 2002, offset partially by the shares sold or issued through the shelf registration, dividend reinvestment plan, and employee stock purchase plan and equity compensation plan and shares issued in connection with acquisitions.

      Analysis of Second Quarter of 2003 Compared to Second Quarter of 2002
      ---------------------------------------------------------------------

Revenues for the quarter increased $6,764 or 8.8% primarily due to increased water rates granted to our Pennsylvania, New Jersey, Ohio and Maine operating subsidiaries and additional water revenues associated with the larger customer base due to acquisitions, offset partially by reduced water consumption associated with the wet weather experienced in a significant portion of our service territory during the second quarter of 2003 and the revenues associated with a water system sold in 2002 of $456. While water usage was unfavorably impacted in the second quarter of 2002 by the effects of the drought restrictions in Pennsylvania and New Jersey, water consumption was impacted by an even greater degree in the second quarter of 2003 by the effects of frequent rainfall in most of the states where we operate. The unfavorable weather conditions, particularly the above-average rainfall, have continued in July 2003 in our primary service territories, and water consumption by our customers has been reduced in these areas which may have a similar effect on our operating results.

Operations and maintenance expenses increased by $2,114 or 7.3% primarily due to increased postretirement benefits expenses, higher maintenance expenses and increased insurance expense. The postretirement benefits expense increase resulted principally from higher pension costs.

Depreciation expense increased $1,157 or 11.2% reflecting the utility plant placed in service since the second quarter of 2002, including the assets acquired through system acquisitions.

Amortization decreased $19 primarily due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $325 or 7.0% as a result of an increase in state regulatory taxes and an increase in capital stock tax due to an increase in the base on which the tax is applied.

Interest expense increased by $760 or 7.7% primarily due to additional borrowings to finance on-going capital projects and acquisitions, offset partially by decreased interest rates on borrowings due to refinancing of certain existing debt issues.

Allowance for funds used during construction ("AFUDC") decreased by $46 primarily due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied; offset partially by an increase in the AFUDC rate as a result of tax-exempt borrowings for our multi-year infrastructure rehabilitation plan.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Gain on sale of other assets totaled $165 in the second quarter of 2003 and $1,409 in the second quarter of 2002. The change is due to a decrease in the gain on sale of marketable securities of $700 and a decrease in the gain on the sale of land realized of $544 as compared to the second quarter of 2002.

Our effective income tax rate was 39.8% in the second quarter of 2003 and 38.6% in the second quarter of 2002. The change was due to a decrease in our tax-deductible expenses.

Net income available to common stock for the quarter increased by $417 or 2.8%, in comparison to the same period in 2002 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.01 or 4.8% reflecting the change in net income and a 0.2% increase in the average number of common shares outstanding.
                                  Recent Events
                                  -------------

Environmental Regulation - Provision of water and wastewater services is subject to regulation under the federal Safe Drinking Water Act, the Clean Water Act and related state laws, and under state and federal regulations issued under these laws. These laws and regulations establish criteria and standards for drinking water and for discharges to surface waters. In addition, we are subject to federal and state laws and other regulations relating to solid waste disposal, dam safety and other operations.

There are some environmental compliance issues at various water and wastewater facilities associated with the AquaSource acquisition that was completed on July 31, 2003. We estimate that the capital expenditures required to address these compliance issues will be approximately $65,000 over the next several years. Various operating subsidiaries that were acquired in the AquaSource acquisition are parties to agreements with regulatory agencies regarding environmental compliance. These agreements are intended to provide the regulators assurance that problems will be addressed, and they generally provide some protection from fines, penalties and other actions while corrective measures are being implemented. The agreements were negotiated by AquaSource prior to the acquisition being completed, and we have assumed AquaSource's obligations under these agreements. We expect to work directly with state environmental officials to implement or amend these agreements as necessary. We are aware of one instance, despite the presence of a compliance agreement, where the compliance action plan has not resolved the compliance issue. The regulatory agency may impose fines and penalties which are not expected to be material and for which we would make an indemnity claim against DQE, Inc. and AquaSource, Inc. under the purchase agreement.

Safe Drinking Water Act - The Safe Drinking Water Act establishes criteria and procedures for the Environmental Protection Agency to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act and its amendments set standards on the amount of certain microbial and chemical contaminants and radionuclides allowable in drinking water. Current requirements under the Safe Drinking Water Act are not expected to have a material impact on our operations or financial condition as we have already made investments to meet existing water quality standards. We may, in the future, be required to change our method of treating drinking water at certain sources of supply if additional regulations become effective.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Issuance by the EPA of a rule regulating radon in tap water has been postponed repeatedly since 1991. Limits for radon would probably become effective 4 or 5 years after issuance of any such rule. We anticipate this rule may establish a radon level that would require treatment at a number of our wells. If the states in which we operate elect not to implement general radon reduction programs (Multi-Media Mitigation), then a lower limit for radon may apply and a larger number of wells would be affected. We anticipate that states will adopt Multi-Media Mitigation programs. The capital costs to comply with the anticipated limit are expected to total approximately $1,000 or less than 1% of our typical annual capital expenditures.

The Safe Drinking Water Act provides for the regulation of radionuclides other than radon, such as radium and uranium. In December 2000, the EPA issued a final rule regulating certain radionuclides other than radon. The rule will become effective in December 2003, may require additional testing, and may require additional treatment at a limited number of wells. The cost of compliance is expected to be less than $1,000. The impact of the new rulemaking is not expected to have a material impact on our results from operations or financial condition.

In order to eliminate or inactivate microbial organisms, the Surface Water Treatment Rule and the Interim Enhanced Surface Water Treatment Rule were issued by the EPA to improve disinfection or filtration of potable water. The EPA developed the Disinfectants-Disinfection By-products Rule to reduce consumers' exposure to disinfectants and by-products of the disinfection process. In 1998, the EPA issued new rules on disinfection and on surface water treatment. Groundwater and smaller surface water systems have until December 2003 to comply with the rules on disinfection and on surface water treatment. In the future we may be required to install filtration or other treatment for one surface water supply. The cost of this treatment, should it be required, is not expected to exceed $5,000. Certain small groundwater systems could be reclassified as being influenced by surface water. This may require additional treatment or the development of replacement sources of supply over time, and is not expected to exceed $5,000.

In January 2001, the EPA issued a final rule for arsenic that lowers the limit on arsenic in potable water to a more stringent level effective by 2006, with a provision for further time extensions for small systems. Currently, several small well systems slightly exceed the new arsenic levels and may require additional treatment. The cost of maintaining compliance with this new rulemaking is not expected to exceed $1,000 and will not have a material impact on our results from operations or financial condition.

In April 2000, the gasoline additive Methyl tert-Butyl Ether ("MtBE") was discovered in one production well of our New Jersey operating subsidiary at levels exceeding the New Jersey drinking water standard. The well was immediately taken out of service and alternate water supplies were obtained. The company responsible for the contamination has reimbursed us for a substantial portion of the expenses incurred to-date. We continue to pursue developing a long-term replacement supply and based on various studies we believe an alternate water system will be needed. We have taken legal action seeking reimbursement for the costs associated with obtaining an alternate long-term water supply, and we expect to recover these costs from the responsible party.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Clean Water Act - The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams, and groundwater. We operate numerous water and wastewater facilities in a number of states. It is our policy to obtain and maintain all required permits and approvals for the discharge from these water and wastewater facilities, and to comply with all conditions of those permits and other regulatory requirements. A program is in place to monitor facilities for compliance with permitting, monitoring and reporting for wastewater discharges. From time to time, violations may occur which may result in fines. As described previously, various operating subsidiaries that were acquired in the AquaSource acquisition had entered into agreements, prior to the acquisition being completed, to address compliance issues. Penalties or fines are not expected to have a material impact on our results of operations or financial condition, and the required costs to comply with the agreements previously cited are expected to be recoverable in rates.

Solid Waste Disposal - The handling and disposal of residuals and solids from water and wastewater treatment facilities are governed by state and federal laws and regulations. A program is in place to monitor our facilities for compliance with regulatory requirements, and we do not currently anticipate any major expenditures and costs in connection with the management and disposal of residuals and solids from our water and wastewater facilities in the future.

Economic Regulation - The City of Fort Wayne, Indiana is considering the acquisition, by eminent domain or otherwise, of a portion of the utility assets of one of the operating subsidiaries that we acquired in connection with the AquaSource acquisition in July 2003. The system represents approximately 7,500 customers or approximately 1% of our total customer base. We intend to discuss this matter with the City of Fort Wayne officials now that we have completed the AquaSource acquisition. We believe that our Indiana operating subsidiary is entitled to fair value market value for its assets.

Name Change - We will change our name to Aqua America, Inc. to reflect our position as the largest U.S.-based investor-owned water utility. The name change will become effective on October 10, 2003. Effective October 13, 2003, our ticker symbol on the New York Stock Exchange and the Philadelphia Stock Exchange will change to "WTR."

Disclosure regarding other recent events (AquaSource acquisition and July 2003 financings) is contained in the "Financial Condition" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations section.

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

In April 2003, the FASB approved SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. We believe the adoption of this standard will have no effect on our results of operations or financial position. As of June 30, 2003, we had no derivative instruments or hedging activities.

In May 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments with characteristics of both liabilities and equity. The standard is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003. This statement is not expected to have an impact on our results of operations or financial position.

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

Item 4.  Controls and Procedures
         ----------------------------------------------------------

         (a) Evaluation of Disclosure Controls and Procedures

             Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


         (b) Changes in Internal Control over Financial Reporting

             No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


Item 4.  Results of Vote of Security Holders
         -----------------------------------

         The Annual Meeting of Shareholders of Philadelphia Suburban Corporation was held on May 15, 2003 at the Springfield Country Club, 400 West Sproul Road, Springfield, Pennsylvania, pursuant to the Notice sent on or about April 9, 2003 to all shareholders of record at the close of business on March 21, 2003. At that meeting, the following nominees were elected as directors of Philadelphia Suburban Corporation for terms expiring in the year 2006 and received the votes set forth after their names below:

         Name of Nominee                    For                Withheld
         ---------------                    ---                --------
         John F. McCaughan              53,091,020            3,680,220
         Richard H. Glanton, Esq.       45,455,138           11,316,102
         Nicholas DeBenedictis          53,259,071            3,512,169

         Since the Board of Directors is divided into three classes with one class elected each year to hold office for a three-year term, the term of office for the following directors continued after the Annual Meeting; Mary C. Carroll, G. Fred DiBona, Jr., Alan R. Hirsig, John E. Menario and Richard L. Smoot.

         Proposal II (to approve an amendment to Philadelphia Suburban Corporation's 1994 Equity Compensation Plan) received the following votes:

             For           Against          Abstain          No Vote
             ---           -------          -------          -------
         31,989,608       9,253,325         901,346         14,626,961

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


         (a) Exhibits

             Exhibit No.        Description
             -----------        -----------

             31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

             31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

             32.1 Certification of Chief Executive Officer, pursuant 18 U.S.C. Section 1350.

             32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.


         (b) Reports on Form 8-K

             Current Report on Form 8-K furnished on May 1, 2003, responding to
             Item 12, Disclosure of Results of Operations and Financial Condition. (Related to the Company's issuance of a press release on April 28, 2003 announcing that it expected first quarter 2003 diluted net income per share to be significantly higher than 2002 levels and also expected to meet the Thomson First Call consensus estimate).

             Current Report on Form 8-K furnished on May 7, 2003, responding to
             Item 12, Disclosure of Results of Operations and Financial Condition. (Related to the Company's issuance of a press release on May 7, 2003 announcing its first quarter 2003 earnings).

             Current Report on Form 8-K filed on May 14, 2003, responding to
             Item 5, Other Events. (Related to the Company entering into an underwriting agreement on May 13, 2003 relating to the issuance of up to 1,495,000 shares of PSC common stock and the opinion regarding the legality of the securities registered by a shelf registration statement filed on April 3, 2003).

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.




August 8, 2003

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