Form 10-Q
period 2003-09-30
PHILADELPHIA SUBURBAN CORP
filed 2003-11-13
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to ______________________


                          Commission File Number 1-6659


                        PHILADELPHIA SUBURBAN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Pennsylvania                                   23-1702594
     -------------------------------                     -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)


762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania             19010-3489
------------------------------------------------         ------------------
   (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:        (610)-527-8000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 2003.

 73,943,301.
 ----------

Part I - Financial Information
Item 1.  Financial Statements

                                  PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                  (In thousands of dollars, except per share amounts)

                                                      (UNAUDITED)
                                                                                       September 30,      December 31,
                                        Assets                                             2003               2002
                                                                                        ----------         ----------
Property, plant and equipment, at cost                                                  $2,253,531         $1,836,892
Less accumulated depreciation                                                              459,891            346,051
                                                                                        ----------         ----------
    Net property, plant and equipment                                                    1,793,640          1,490,841
                                                                                        ----------         ----------
Current assets:
    Cash and cash equivalents                                                               20,797              5,915
    Accounts receivable and unbilled revenues, net                                          68,542             57,680
    Inventory, materials and supplies                                                        6,125              4,555
    Prepayments and other current assets                                                     5,362              2,758
                                                                                        ----------         ----------
    Total current assets                                                                   100,826             70,908
                                                                                        ----------         ----------

Regulatory assets                                                                           93,377             88,175
Deferred charges and other assets, net                                                      31,584             23,391
Funds restricted for construction activity                                                  29,873             43,754
                                                                                        ----------         ----------
                                                                                        $2,049,300         $1,717,069
                                                                                        ==========         ==========
                   Liabilities and Stockholders' Equity
Stockholders' equity:
    Common stock at $.50 par value, authorized 100,000,000 shares,
         issued 74,588,853 and 70,067,784 in 2003 and 2002                              $   37,294         $   35,034
    Capital in excess of par value                                                         418,844            317,871
    Retained earnings                                                                      192,935            180,047
    Minority interest                                                                          850                503
    Treasury stock, 671,134 and 2,151,350 shares in 2003 and 2002                          (12,467)           (40,421)
    Accumulated other comprehensive income                                                     137                 63
                                                                                        ----------         ----------
    Total stockholders' equity                                                             637,593            493,097
                                                                                        ----------         ----------

6.05% Series B cumulative preferred stock                                                      172                172
Long-term debt, excluding current portion                                                  695,811            582,910
Commitments                                                                                      -                  -
Current liabilities:
    Current portion of long-term debt                                                       34,369             34,265
    Loans payable                                                                          109,849            115,113
    Accounts payable                                                                        20,391             31,058
    Accrued interest                                                                         9,585              9,269
    Accrued taxes                                                                           26,203             14,500
    Dividends payable                                                                       10,467                  -
    Other accrued liabilities                                                               35,967             22,326
                                                                                        ----------         ----------
    Total current liabilities                                                              246,831            226,531
                                                                                        ----------         ----------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                                       173,335            187,300
    Customers' advances for construction                                                    73,823             69,790
    Other                                                                                   17,541             13,330
                                                                                        ----------         ----------
    Total deferred credits and other liabilities                                           264,699            270,420
                                                                                        ----------         ----------

Contributions in aid of construction                                                       204,194            143,939
                                                                                        ----------         ----------
                                                                                        $2,049,300         $1,717,069
                                                                                        ==========         ==========


                       See notes to consolidated financial statements on page 6 of this report.

                           PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                (In thousands, except per share amounts)

                                              (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                ----------------------
                                                                                  2003          2002
                                                                                --------      --------
Operating revenues                                                              $266,021      $240,202

Costs and expenses:
  Operations and maintenance                                                      98,470        87,343
  Depreciation                                                                    35,439        30,475
  Amortization                                                                     2,251         1,933
  Taxes other than income taxes                                                   15,823        14,672
                                                                                --------      --------
                                                                                 151,983       134,423
                                                                                --------      --------

Operating income                                                                 114,038       105,779

Other expense (income):
  Interest expense, net                                                           32,985        30,257
  Allowance for funds used during construction                                    (1,489)       (1,198)
  Gain on sale of other assets                                                    (4,414)       (2,079)
                                                                                --------      --------
Income before income taxes                                                        86,956        78,799
Provision for income taxes                                                        34,769        30,252
                                                                                --------      --------
Net income                                                                        52,187        48,547
Dividends on preferred stock                                                           8            39
                                                                                --------      --------
Net income available to common stock                                            $ 52,179      $ 48,508
                                                                                ========      ========

Net income                                                                      $ 52,187      $ 48,547
Other comprehensive income (loss), net of tax:
  Unrealized gain on securities                                                      156           167
  Reclassification adjustment for gains reported in net income                       (82)         (767)
                                                                                --------      --------
Comprehensive income                                                            $ 52,261      $ 47,947
                                                                                ========      ========

Net income per common share:
  Basic                                                                         $   0.75      $   0.71
                                                                                ========      ========
  Diluted                                                                       $   0.74      $   0.70
                                                                                ========      ========

Average common shares outstanding during the period:
  Basic                                                                           69,483        68,678
                                                                                ========      ========
  Diluted                                                                         70,226        69,397
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

                       PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                            (In thousands, except per share amounts)

                                          (UNAUDITED)

                                                                           Three Months Ended
                                                                              September 30,
                                                                          --------------------
                                                                            2003        2002
                                                                          --------     -------
Operating revenues                                                        $102,153     $91,918

Costs and expenses:
  Operations and maintenance                                                36,777      31,143
  Depreciation                                                              12,628      10,275
  Amortization                                                                 889         724
  Taxes other than income taxes                                              5,557       4,737
                                                                          --------     -------
                                                                            55,851      46,879
                                                                          --------     -------

Operating income                                                            46,302      45,039

Other expense (income):
  Interest expense, net                                                     11,722      10,586
  Allowance for funds used during construction                                (613)       (266)
  Gain on sale of other assets                                              (4,194)       (321)
                                                                          --------     -------
Income before income taxes                                                  39,387      35,040
Provision for income taxes                                                  15,764      13,213
                                                                          --------     -------
Net income                                                                  23,623      21,827
Dividends on preferred stock                                                     3          12
                                                                          --------     -------
Net income available to common stock                                      $ 23,620     $21,815
                                                                          ========     =======

Net income                                                                $ 23,623     $21,827
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on securities                                           7        (178)
  Reclassification adjustment for gains reported in net income                 (71)        (74)
                                                                          --------     -------
Comprehensive income                                                      $ 23,559     $21,575
                                                                          ========     =======

Net income per common share:
  Basic                                                                   $   0.33     $  0.32
                                                                          ========     =======
  Diluted                                                                 $   0.33     $  0.31
                                                                          ========     =======

Average common shares outstanding during the period:
  Basic                                                                     71,622      68,903
                                                                          ========     =======
  Diluted                                                                   72,280      69,422
                                                                          ========     =======




See notes to consolidated financial statements on page 6 of this report.

                               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                               (In thousands of dollars, except per share amounts)

                                                   (UNAUDITED)
                                                                                 September 30,      December 31,
                                                                                     2003               2002
                                                                                  ----------         ----------
Stockholders' equity:
     Common stock, $.50 par value                                                 $   37,294         $   35,034
     Capital in excess of par value                                                  418,844            317,871
     Retained earnings                                                               192,935            180,047
     Minority interest                                                                   850                503
     Treasury stock                                                                  (12,467)           (40,421)
     Accumulated other comprehensive income                                              137                 63
                                                                                  ----------         ----------
Total stockholders' equity                                                           637,593            493,097
                                                                                  ----------         ----------

6.05% Series B cumulative preferred stock                                                172                172

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
                  Interest Rate Range
                     0.00% to  2.49%                                                  16,521             18,009
                     2.50% to  2.99%                                                  16,622             14,052
                     3.00% to  3.49%                                                   5,475              4,733
                     3.50% to  3.99%                                                   2,800              3,200
                     4.00% to  4.99%                                                   8,135              8,135
                     5.00% to  5.49%                                                  97,875             90,955
                     5.50% to  5.99%                                                  76,260             86,260
                     6.00% to  6.49%                                                 119,360            126,360
                     6.50% to  6.99%                                                  52,000             52,000
                     7.00% to  7.49%                                                  46,756             58,000
                     7.50% to  7.99%                                                  23,000             23,000
                     8.00% to  8.49%                                                  17,500             17,497
                     8.50% to  8.99%                                                   9,000              9,000
                     9.00% to  9.49%                                                  53,846             54,359
                     9.50% to  9.99%                                                  43,242             44,637
                    10.00% to 10.50%                                                   6,000              6,000
                                                                                  ----------         ----------
                                                                                     594,392            616,197
Notes payable, 6.05%, due 2006                                                           788                978
Unsecured notes payable, 4.87%, due 2023                                             135,000                  -
                                                                                  ----------         ----------
                                                                                     730,180            617,175
Current portion of long-term debt                                                     34,369             34,265
                                                                                  ----------         ----------
Long-term debt, excluding current portion                                            695,811            582,910
                                                                                  ----------         ----------
Total capitalization                                                              $1,333,576         $1,076,179
                                                                                  ==========         ==========



See notes to consolidated financial statements on page 6 of this report.

                              PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                           (In thousands of dollars)

                                                  (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                  ---------------------------
                                                                                    2003               2002
                                                                                  ---------          --------
Cash flows from operating activities:
   Net income                                                                     $  52,187          $ 48,547
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                                  37,690            32,408
      Deferred income taxes                                                           7,526             5,110
      Gain on sale of other assets                                                   (4,414)           (2,079)
      Net increase in receivables, inventory and prepayments                         (2,978)           (1,814)
      Net increase (decrease) in payables, accrued interest, accrued taxes
         and other accrued liabilities                                                6,642            (9,371)
      Other                                                                          (4,625)              974
                                                                                  ---------          --------
Net cash flows from operating activities                                             92,028            73,775
                                                                                  ---------          --------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $1,489 and $1,198                       (105,948)          (89,028)
   Acquisitions of water and wastewater systems                                    (196,099)           (7,909)
   Proceeds from the sale of other assets                                             4,993             6,258
   Net decrease (increase) in funds restricted for construction activity             13,880            (7,657)
   Other                                                                               (403)             (300)
                                                                                  ---------          --------
Net cash flows used in investing activities                                        (283,577)          (98,636)
                                                                                  ---------          --------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                       6,462             7,171
   Repayments of customers' advances                                                 (1,306)           (2,131)
   Net repayments of short-term debt                                                 (5,264)           (7,433)
   Proceeds from long-term debt                                                     145,404            57,270
   Repayments of long-term debt                                                     (40,467)           (5,438)
   Redemption of preferred stock                                                       (401)             (305)
   Proceeds from issuing common stock                                               131,609             8,477
   Repurchase of common stock                                                          (774)           (1,476)
   Dividends paid on preferred stock                                                     (8)              (39)
   Dividends paid on common stock                                                   (28,824)          (27,294)
   Other                                                                                  -              (994)
                                                                                  ---------          --------
Net cash flows from financing activities                                            206,431            27,808
                                                                                  ---------          --------

Net increase in cash and cash equivalents                                            14,882             2,947
Cash and cash equivalents at beginning of period                                      5,915             1,010
                                                                                  ---------          --------
Cash and cash equivalents at end of period                                        $  20,797          $  3,957
                                                                                  =========          ========


See notes to consolidated financial statements on page 6 of this report.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)
                                   (UNAUDITED)

Note 1            Basis of Presentation
                  ---------------------

                  The accompanying consolidated balance sheet and statement of capitalization of Philadelphia Suburban Corporation ("PSC") at September 30, 2003, the consolidated statements of income and comprehensive income for the nine months and quarter ended September 30, 2003 and 2002, and the consolidated statements of cash flow for the nine months ended September 30, 2003 and 2002, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the PSC Annual Report on Form 10-K for the year ended December 31, 2002 and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2003 and March 31, 2003. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

Note 2            Acquisitions
                  ------------

                  Pursuant to our strategy to grow through acquisitions, on July 31, 2003, PSC completed its acquisition of four operating water and wastewater subsidiaries of AquaSource, Inc. (a subsidiary of DQE, Inc.), including selected, integrated operating and maintenance contracts and related assets (individually and collectively the acquisition is referred to as "AquaSource") for $195,533 in cash. Pursuant to the purchase agreement, the total amount paid for AquaSource at closing consisted of a purchase price of $190,179 ("purchase price") plus a working capital adjustment of $5,354, both of which are subject to further adjustment upon completion of a closing balance sheet and the finalization of other adjustments that may occur over approximately a six month period. At this time, PSC expects the finalization of adjustments to result in a decrease in the total amount paid for AquaSource. The purchase agreement provides for a minimum purchase price of $174,000. The maximum amount of the working capital adjustment under the purchase agreement is $10,000. The results of AquaSource have been included in our consolidated financial statements beginning August 1, 2003. The acquired operations of AquaSource serve over 130,000 water and wastewater customer accounts in eleven states (including the Connecticut operations which were sold in October 2003). For the fiscal year ended December 31, 2002, the acquired operations had revenues of $69,541 (unaudited).

                  Under the purchase method of accounting, the purchase price is allocated to AquaSource's net tangible and intangible assets based upon their estimated fair values at the date of the acquisition. PSC is in the process of obtaining and reviewing a third-party valuation of the non-regulated net tangible and intangible assets. The purchase price allocation for this acquisition is based on preliminary estimates and valuations and will be refined at a later date with additional information concerning

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


                  the final purchase price and the final asset and liability valuations. The preliminary purchase price allocation is as follows (unaudited):
                                                                     July 31,
                                                                       2003
                                                                     --------
                               Property, plant and equipment, net    $214,187
                               Current assets                           9,783
                               Other long-term assets                  14,204
                               Assets held for sale, net                4,096
                                                                     --------
                               Total assets acquired                  242,270
                                                                     --------

                               Current liabilities                      7,270
                               Long-term debt                           7,170
                               Other long-term liabilities             32,297
                                                                     --------
                               Total liabilities assumed               46,737
                                                                     --------

                               Net assets acquired                   $195,533
                                                                     ========

                  The net property, plant and equipment balance includes accumulated depreciation of $91,296. The following supplemental pro forma information is presented to illustrate the effects of the AquaSource acquisition, which was completed on July 31, 2003, on the historical operating results for the three and nine months ended September 30, 2003 and 2002 as if the acquisition had occurred at the beginning of the respective periods (unaudited):

                                                             Nine Months Ended             Three Months Ended
                                                                September 30,                 September 30,
                                                           ----------------------        ----------------------
                                                             2003          2002            2003          2002
                                                           --------      --------        --------      --------
                  Operating revenues                       $306,416      $291,866        $108,266      $110,549
                  Net income                               $ 55,854      $ 52,434        $ 24,261      $ 23,135
                  Net income per common share:
                   Basic                                   $   0.77      $   0.72        $   0.33      $   0.32
                   Diluted                                 $   0.76      $   0.71        $   0.33      $   0.32

                  The supplemental information is not necessarily representative of the actual results that may have occurred for these periods or of the results that may occur in the future. This information does not reflect the effects of recent rate increases or cost savings that may result from the acquisition, such as the effects of a reduction in administrative costs. This information is based upon the historical operating results of AquaSource for periods prior to the acquisition date of July 31, 2003 as provided to PSC by AquaSource, Inc. and DQE, Inc. management.

                  In May 2003, PSC announced agreements for the sale of the AquaSource regulated and nonregulated operations located in Connecticut and New York to a New England-based water company for an aggregate purchase price of $5,000 and the assumption of approximately $800 of debt. The sale of the Connecticut regulated operations closed on October 31, 2003. The sale of the New York regulated operations is subject to state regulatory approval. Closing on the sale of the New York operations is expected to occur by early 2004. The combined operations in New York and Connecticut represented approximately 2% of the operations acquired from AquaSource, Inc.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 3            Long-term Debt and Loans Payable
                  --------------------------------

                  In July 2003, PSC issued $135,000 of unsecured notes due 2023 and with an interest rate of 4.87%. In July 2003, an unsecured note of $90,000 was issued by PSC. Interest under this note is based, at the borrower's option, on either a defined base rate or an adjusted London Interbank Offered Rate corresponding to the interest period selected. The proceeds of these financings were used to fund the AquaSource acquisition and to refinance existing debt. The unsecured note of $90,000 was repaid on August 21, 2003 with proceeds from the issuance of common stock. At various times during the first nine months of 2003, our operating subsidiaries issued notes payable in aggregate of $11,480 at various rates ranging from 1% to 5.1% due at various times in 2022, 2023, and 2032.

Note 4            Water Rates
                  -----------

                  During the first nine months of 2003, operating subsidiaries located in Pennsylvania, Illinois, Ohio and Maine were granted rate increases, representing thirteen rate adjustments, intended to increase total revenues by approximately $9,001 on an annual basis. Revenues from the rate increases recorded in the first nine months of 2003 were approximately $5,333.

Note 5            Stockholders' Equity
                  --------------------

                  On August 5, 2003, PSC's Board of Directors declared a 5-for-4 common stock split to be effected in the form of a 25% stock distribution for shareholders of record on November 14, 2003. The new shares will be distributed on December 1, 2003. PSC's par value of $.50 per share will not change as a result of the common stock distribution, and as a result, on the distribution date an amount will be transferred from Capital in Excess of Par Value to Common Stock to record the common stock split. The share and per share data contained in this Quarterly Report on Form 10-Q have not been restated to give effect to this stock dividend.

                  On August 21, 2003, PSC issued 4,000,000 shares of common stock through a shelf registration, providing proceeds of approximately $90,100, net of expenses. A portion of the net proceeds were used to repay an unsecured note of $90,000. The indebtedness was incurred by PSC in connection with the acquisition of the operations that were purchased from AquaSource, Inc.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


                  PSC reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income:

                                                                                    2003          2002
                                                                                   ------        ------
                  Balance at January 1,                                            $   63        $  726
                    Unrealized holding gain arising during the period,
                        net of tax of $83 in 2003 and $89 in 2002                     156           167
                    Less: reclassification adjustment for gains included
                        in net income, net of tax of $44 in 2003 and $412 in 2002     (82)         (767)
                                                                                   ------        ------
                    Other comprehensive income (loss), net of tax                      74          (600)
                                                                                   ------        ------
                  Balance at September 30,                                         $  137        $  126
                                                                                   ======        ======


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

                                                               Nine Months Ended      Three Months Ended
                                                                 September 30,           September 30,
                                                                ---------------         ---------------
                                                                 2003     2002           2003     2002
                                                                ------   ------         ------   ------
                  Average common shares outstanding during
                   the period for Basic computation             69,483   68,678         71,622   68,903
                  Dilutive effect of employee stock options        743      719            658      519
                                                                ------   ------         ------   ------
                  Average common shares outstanding during
                   the period for Diluted computation           70,226   69,397         72,280   69,422
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

                                                                  Nine Months Ended            Three Months Ended
                                                                     September 30,                September 30,
                                                                ----------------------        -------------------
                                                                  2003           2002           2003       2002
                                                                --------       -------        -------     -------
                  Net income available to common stock:
                    As reported                                 $ 52,179       $48,508        $23,620     $21,815
                    Less: pro forma expense related to
                      stock options granted, net of
                      tax effects                                 (1,216)         (951)          (405)       (317)
                                                                --------       -------        -------     -------
                    Pro forma                                   $ 50,963       $47,557        $23,215     $21,498
                                                                ========       =======        =======     =======

                  Basic net income per share:
                    As reported                                 $   0.75       $  0.71        $  0.33     $  0.32
                    Pro forma                                       0.73          0.69           0.32        0.31
                  Diluted net income per share:
                    As reported                                 $   0.74       $  0.70        $  0.33     $  0.31
                    Pro forma                                       0.73          0.69           0.32        0.31

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

                  In April 2003, the FASB approved SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. PSC believes the adoption of this standard will have no effect on its results of operations or financial position. As of September 30, 2003, PSC had no derivative instruments or hedging activities.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)



                  In May 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments with characteristics of both liabilities and equity. The standard is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003. This statement did not have a material impact on PSC's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)


                           Forward-looking Statements
                           --------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the completion of various construction projects; the projected effects of recent accounting pronouncements; the final purchase price for AquaSource; the completion of the sale of the New York AquaSource operations; the projected annual value of rate increases, the effect of any additional minimum liability that may be recognized in connection with our defined benefit retirement plan, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, the rate of return on our pension assets, the discount rate used to value pension liabilities, and our ability to assimilate acquired operations. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


                               General Information
                               -------------------

Philadelphia Suburban Corporation ("we" or "us"), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to approximately 2.5 million people in Pennsylvania, Ohio, Illinois, Texas, New Jersey, Indiana, Virginia, Florida, North Carolina, Maine, Missouri, New York, South Carolina and Kentucky. One of our operating subsidiaries provides water or wastewater services to approximately 1.3 million people in the suburban areas north and west of the City of Philadelphia and in 18 other counties in Pennsylvania. In addition we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our operating companies' service territories. We are the largest U.S.-based publicly-traded water utility based on number of people served.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                               Financial Condition
                               -------------------

During the first nine months of 2003, we acquired AquaSource for $195,533 in cash, had $105,948 of capital expenditures, repaid $1,306 of customer advances for construction and repaid debt and made sinking fund contributions and other loan repayments of $40,467. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, customer service lines and hydrants, in addition to well and booster improvements.

During the first nine months of 2003, the proceeds from the issuance of long-term debt, proceeds from the issuance of common stock, internally generated funds and available working capital were used to fund the cash requirements discussed above and to pay dividends. On May 19, 2003, PSC issued 1,495,000 shares of common stock through a shelf registration, providing proceeds of approximately $33,100, net of expenses. The net proceeds were used to repay short-term debt, including the repayment of $22,000 of indebtedness incurred in connection with our repurchase of 1.2 million shares of our common stock from affiliates of Veolia Environnement, S.A. (formerly Vivendi Environnement, S.A.) in October 2002. In July 2003, PSC issued $135,000 of unsecured notes due 2023 and with an interest rate of 4.87%. Also in July 2003, an unsecured note of $90,000 was issued by PSC. The proceeds of these financings were used to fund the AquaSource acquisition, and to refinance existing debt. At various times during the first nine months of 2003, our operating subsidiaries issued notes payable in aggregate of $11,480 at various rates ranging from 1% to 5.1% due at various times in 2022, 2023, and 2032. On August 21, 2003, PSC issued 4,000,000 shares of common stock through a shelf registration, providing proceeds of approximately $90,100, net of expenses. The net proceeds were used to repay the unsecured note of $90,000 that had been issued in July 2003. The indebtedness had been incurred by PSC in connection with the acquisition of the operations that were purchased from AquaSource, Inc. At September 30, 2003, we had short-term lines of credit of $179,000, of which $69,151 was available. On August 5, 2003, PSC's Board of Directors increased the quarterly cash dividend on common stock from $.14 per share to $.15 per share effective upon the December 1, 2003 payment.

On July 31, 2003, we completed the acquisition of four operating water and wastewater subsidiaries of AquaSource, Inc. (a subsidiary of DQE, Inc.), including selected, integrated operating and maintenance contracts and related assets (individually and collectively the acquisition is referred to as "AquaSource") for $195,533 in cash. Pursuant to the purchase agreement, the total amount paid for AquaSource at closing consisted of a purchase price of $190,179 ("purchase price") plus a working capital adjustment of $5,354, both of which are subject to further adjustment upon completion of a closing balance sheet and the finalization of other adjustments that may occur over approximately a six month period. At this time, PSC expects the finalization of adjustments to result in a decrease in the total amount paid for AquaSource. The purchase agreement provides for a minimum purchase price of $174,000. The maximum amount of the working capital adjustment under the purchase agreement is $10,000. The acquired operations of AquaSource serve over 130,000 water and wastewater customer accounts in eleven states (including the Connecticut operations which were sold in October 2003). For the fiscal year ended December 31, 2002, the acquired operations had revenues of $69,451 (unaudited). In May 2003, we announced agreements for the sale of the AquaSource regulated and nonregulated operations located in Connecticut and New York to a New England-based water company for an aggregate purchase price of $5,000 and the

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


assumption of approximately $800 of debt. The sale of the Connecticut regulated operations closed on October 31, 2003. The sale of the New York regulated operations is subject to regulatory approval. Closing on the sale of the New York operations is expected to occur by early 2004. The combined operations in New York and Connecticut represented approximately 2% of the operations acquired from AquaSource, Inc.

Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock will be adequate to meet our financing requirements for the balance of the year and beyond.

                              Results of Operations
                              ---------------------

  Analysis of First Nine Months of 2003 Compared to First Nine Months of 2002
  ---------------------------------------------------------------------------

Revenues for the first nine months increased $25,819 or 10.7% primarily due to increased water rates granted to our Pennsylvania, Ohio, New Jersey and Maine operating subsidiaries, and additional water revenues associated with the larger customer base due to acquisitions, offset by lower water consumption due to unfavorable weather conditions in several of the states where we operate. The above-average rainfall experienced in the summer of 2003 resulted in lower customer water usage as compared to the same period in 2002. The AquaSource acquisition, which was closed on July 31, 2003, provided operating revenues of $11,747 since the date of the acquisition.

Operations and maintenance expenses increased by $11,127 or 12.7% primarily due to the additional operating costs associated with acquisitions, primarily from AquaSource, increased postretirement benefits expenses, and higher maintenance expenses, offset in part by reduced bad debt expense. The postretirement benefits expense increase resulted principally from higher pension costs and increased retiree medical costs. The increased maintenance expenses are primarily a result of additional main break repairs resulting from the relatively harsh winter weather that was experienced in 2003.

Depreciation expense increased $4,964 or 16.3% reflecting the utility plant placed in service since the third quarter of 2002, including the assets acquired through system acquisitions.

Amortization increased $318 due to the AquaSource acquisition and the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $1,151 or 7.8% as a result of the additional taxes associated with the AquaSource acquisition, an increase in state regulatory taxes, and an increase in capital stock tax due to an increase in the base on which the tax is applied.

Interest expense increased by $2,728 or 9.0% primarily due to additional borrowings to finance on-going capital projects and acquisitions, offset partially by decreased interest rates on borrowings.

Allowance for funds used during construction ("AFUDC") increased by $291 primarily due to an increase in the AFUDC rate as a result of tax-exempt borrowings for our multi-year infrastructure rehabilitation plan and an increase in the average balance of utility plant construction work in progress, associated with the AquaSource acquisition, to which AFUDC is applied.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


Gain on sale of other assets totaled $4,414 in the first nine months of 2003 and $2,079 in the same period in 2002. The change is due to an increase in the gain on the sale of land realized of $3,382 as compared to the same period in 2002 and a decrease in the gain on sale of marketable securities of $1,047.

Our effective income tax rate was 40.0% in the first nine months of 2003 and 38.4% in the first nine months of 2002. The change was due to a decrease in our tax-deductible expenses.

Net income available to common stock for the first nine months increased by $3,671 or 7.6%, in comparison to the same period in 2002 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.04 or 5.7% reflecting the change in net income and a 1.2% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares issued through the shelf registration, dividend reinvestment plan, and employee stock purchase plan and equity compensation plan.

       Analysis of Third Quarter of 2003 Compared to Third Quarter of 2002
       -------------------------------------------------------------------

Revenues for the quarter increased $10,235 or 11.1% primarily due to additional water and sewer revenues associated with the larger customer base due to the AquaSource acquisition, and increased water rates granted to our Pennsylvania, Ohio, New Jersey and Maine operating subsidiaries, offset partially by reduced water consumption associated with the wet weather experienced in a significant portion of our service territory during the third quarter of 2003 and the revenues associated with a water system sold in 2002 of $564. The unfavorable weather conditions resulted in lower water consumption by our customers in Pennsylvania, Ohio and New Jersey.

Operations and maintenance expenses increased by $5,634 or 18.1% primarily due to the additional operating costs associated with acquisitions, principally the AquaSource acquisition, and increased postretirement benefits expenses, offset partially by reduced water production costs and lower bad debt expenses. The postretirement benefits expense increase resulted principally from higher pension costs.

Depreciation expense increased $2,353 or 22.9% reflecting the utility plant placed in service since the third quarter of 2002, including the assets acquired through system acquisitions.

Amortization increased $165 due to the AquaSource acquisition and the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $820 or 17.3% due to the additional taxes associated with the AquaSource acquisition and an increase in state taxes.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


Interest expense increased by $1,136 or 10.7% primarily due to additional borrowings to finance the AquaSource acquisition and capital projects, offset partially by decreased interest rates on borrowings due to refinancing of certain existing debt issues.

Allowance for funds used during construction ("AFUDC") increased by $347 primarily due to an increase in the AFUDC rate as a result of tax-exempt borrowings for our multi-year infrastructure rehabilitation plan and an increase in the average balance of utility plant construction work in progress, associated with the AquaSource acquisition, to which AFUDC is applied.

Gain on sale of other assets totaled $4,194 in the third quarter of 2003 and $321 in the third quarter of 2002. The change is due to an increase in the gain on the sale of land realized of $3,871 and a slight increase in the gain on sale of marketable securities as compared to the third quarter of 2002.

Our effective income tax rate was 40.0% in the third quarter of 2003 and 37.7% in the third quarter of 2002. The change was due to a decrease in our tax-deductible expenses.

Net income available to common stock for the quarter increased by $1,805 or 8.3%, in comparison to the same period in 2002 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.02 or 6.5% reflecting the change in net income and a 4.1% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares issued in the 4,000,000 share offering in August 2003.

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

There are some environmental compliance issues at various water and wastewater facilities associated with the AquaSource acquisition that was completed on July 31, 2003. We estimate that the capital expenditures required to address these AquaSource compliance issues will be approximately $65,000 over the next five years. Various operating subsidiaries that were acquired in the AquaSource acquisition are parties to agreements with regulatory agencies regarding environmental compliance. These agreements are intended to provide the regulators assurance that problems will be addressed, and they generally provide some protection to us from fines, penalties and other actions while corrective measures are being implemented. For the most part, the agreements were negotiated by AquaSource prior to the acquisition being completed, and we have assumed AquaSource's obligations under these agreements. In one case, PSC negotiated a compliance agreement to address conditions that developed prior to

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


closing. Actions remain to be taken to resolve the compliance issues covered by these agreements. We are actively working directly with state environmental officials to implement or amend these agreements as necessary. The regulatory agencies may impose fines and penalties, with respect to existing compliance issues at the AquaSource operations, which are not expected to be material and, to the extent such fines and penalties arise from incidents that occurred prior to our purchase of the AquaSource operations, we may make an indemnity claim for such amounts against DQE, Inc. and AquaSource, Inc. under the purchase agreement.

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

In order to eliminate or inactivate microbial organisms, the Surface Water Treatment Rule and the Interim Enhanced Surface Water Treatment Rule were issued by the EPA to improve disinfection or filtration of potable water. The EPA developed the Disinfectants-Disinfection By-products Rule to reduce consumers' exposure to disinfectants and by-products of the disinfection process. In 1998, the EPA issued new rules on disinfection and on surface water treatment. Groundwater and smaller surface water systems have until December 2003 to comply with the rules on disinfection and on surface water treatment. In the future we may be required to install filtration or other treatment for one surface water supply. The cost of this treatment, should it be required, is not expected to exceed $5,000. Certain groundwater systems could be reclassified as being influenced by surface water. This may require additional treatment or the development of replacement sources of supply over time, and the cost for which is not expected to exceed $5,000.

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

In April 2000, the gasoline additive Methyl tert-Butyl Ether ("MtBE") was discovered in a production well in one of our operating subsidiaries at levels exceeding the state drinking water standard. The well was immediately taken out of service and alternate water supplies were obtained. The company responsible for the contamination has reimbursed us for a substantial portion of the expenses incurred to-date. We continue to pursue developing a long-term replacement supply and based on various studies we believe an alternate water system will be needed. We have taken legal action seeking reimbursement for the costs associated with obtaining an alternate long-term water supply, and we expect to recover these costs from the responsible party.

Clean Water Act - The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams, and groundwater. We operate numerous water and wastewater facilities in a number of states. It is our policy to obtain and maintain all required permits and approvals for the discharge from these water and wastewater facilities, and to comply with all conditions of those permits and other regulatory requirements. A program is in place to monitor facilities for compliance with permitting, monitoring and reporting for wastewater discharges. From time to time, violations may occur which may result in fines. As described previously, various operating subsidiaries that were acquired in the AquaSource acquisition had entered into agreements, prior to the acquisition being completed, to address compliance issues. Based on AquaSource's previous experience with these agreements, penalties or fines that may be imposed under these agreements are not expected to have a material impact on our results of operations or financial condition, and the required costs to comply with the agreements previously cited are expected to be recoverable in rates.

Solid Waste Disposal - The handling and disposal of residuals and solids from water and wastewater treatment facilities are governed by state and federal laws and regulations. A program is in place to monitor our facilities for compliance with regulatory requirements, and we do not currently anticipate any major expenditures in connection with the management and disposal of residuals and solids from our water and wastewater facilities in the future.

Economic Regulation - The City of Fort Wayne, Indiana is considering the acquisition, by eminent domain or otherwise, of a portion of the utility assets of one of the operating subsidiaries that we acquired in connection with the AquaSource acquisition in July 2003. The system represents approximately 7,500 customers or approximately 1% of our total customer base. We are actively discussing this matter with the City of Fort Wayne officials. We believe that our Indiana operating subsidiary is entitled to fair market value for its assets.

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


Pension Plan - During 2002, the fair market value of our pension plan assets declined due to negative equity market performance and the decrease of the discount rate resulting in an increase in pension liabilities. As a result, we recorded an additional minimum liability of $4,731 on our consolidated balance sheet as of December 31, 2002. The additional minimum liability equaled the excess of the accumulated benefit obligation over the fair value of the plan assets and resulted in the establishment of a regulatory asset, as we anticipate recovery of the future, increased pension expense through customer rates.

During the first nine months of 2003, market interest rates have declined and we will likely use a lower discount rate which would have the effect of increasing our pension liabilities. As a result, we will likely be required to recognize an increase to the additional minimum liability at December 31, 2003. The amount of the increased additional minimum liability can not be determined at this time as it is dependent on the asset returns through the fourth quarter of 2003 and the assumed discount rate at the end of the fourth quarter.

Name Change - We have announced our intention to change our name to Aqua America, Inc. to reflect our position as the largest U.S.-based publicly-traded water utility. The name change is expected to become effective in mid-January 2004 at which time we will also change our ticker symbol on the New York Stock Exchange and the Philadelphia Stock Exchange from "PSC" to "WTR".


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

In April 2003, the FASB approved SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. We believe the adoption of this standard will have no effect on our results of operations or financial position. As of September 30, 2003, we had no derivative instruments or hedging activities.

In May 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments with characteristics of both liabilities and equity. The standard is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003. This statement did not have a material impact on our results of operations or financial position.

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

               PHILADELPHIA SUBURBAN CORPORATION AND SUBSIDIARIES

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a) Exhibits

                      Exhibit No.        Description
                      -----------        -----------

                      4.27 Note Purchase Agreement among the note purchasers and Philadelphia Suburban Corporation, dated July 31, 2003.

                      4.28 Credit Agreement dated as of July 31, 2003, between Philadelphia Suburban Corporation and PNC Bank, National Association

                      31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

                      31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

                      32.1 Certification of Chief Executive Officer, pursuant 18 U.S.C. Section 1350.

                      32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

                  (b) Reports on Form 8-K

                      Current Report on Form 8-K furnished on August 6, 2003, responding to Item 9, Regulation FD Disclosure. (Related to the Company's issuance of a press release on August 6, 2003 announcing its second quarter 2003 earnings).

                      Current Report on Form 8-K filed on August 14, 2003, responding to Item 2, Acquisition or Disposition of Assets. (Related to the Company's completion of its acquisition of all of the outstanding common stock of four operating water and wastewater subsidiaries of AquaSource, Inc., including selected, integrated operating and maintenance contracts and related assets for $195 million in cash).

                      Current Report on Form 8-K filed on August 19, 2003, responding to Item 5, Other Events. (Related to the Company entering into an underwriting agreement on August 18, 2003 relating to the issuance of up to 4,600,000 shares of PSC common stock).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.




November 13, 2003

                                         PHILADELPHIA SUBURBAN CORPORATION
                                         ---------------------------------
                                                   Registrant



                                           NICHOLAS DEBENEDICTIS
                                         -------------------------------------
                                           Nicholas DeBenedictis
                                           Chairman and President




                                               DAVID P. SMELTZER
                                         --------------------------------------
                                           David P. Smeltzer
                                           Senior Vice President - Finance
                                           and Chief Financial Officer