Form 10-K
period 2003-12-31
AQUA AMERICA INC
filed 2004-03-15
CIK 78128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003                     Commission File
                                                                number 1-6659

         AQUA AMERICA, INC. (formerly Philadelphia Suburban Corporation)
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                 23-1702594
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania           19010-3489
------------------------------------------------         ---------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including
area code:                                               (610)-527-8000
                                                   --------------------------

Securities registered pursuant to Section
12(b) of the Act:
                                                   Name of each exchange on
       Title of each class                             which registered
       -------------------                      ------------------------------
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

The aggregate market value of the voting and non-voting common equity held by
non-affiliates of the registrant as of June 30, 2003.       $1,687,501,659

         For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by June 30, 2003, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.

The number of shares outstanding of each of the registrant's classes of common stock as of February 17, 2004.
    92,674,480

Documents incorporated by reference

         (1) Portions of registrant's 2003 Annual Report to Shareholders have been incorporated by reference into Parts I and II of this Form 10-K Report.

         (2) Portions of the Proxy Statement, relative to the May 20, 2004 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, have been incorporated by reference into Part III of this Form 10-K Report.

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

     o   acquisition-related costs and synergies; and

     o the forward-looking statements contained under the heading "Forward-Looking Statements" in the section entitled "Management's Discussion and Analysis" from the portion of our 2003 Annual Report to Shareholders incorporated by reference herein and made a part hereof.

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

                                     PART I
                                     ------


Item 1.         Business


Name Change

         On January 16, 2004, Philadelphia Suburban Corporation changed its corporate name to Aqua America, Inc. to reflect our position as the largest U.S.-based publicly-traded water utility. In addition, we have changed our ticker symbol from PSC to WTR on the New York Stock Exchange and Philadelphia Stock Exchange effective as of the opening of trading on January 20, 2004.


The Company

         Aqua America, Inc. (referred to as "Aqua America", "we" or "us") is the holding company for regulated utilities providing water or wastewater services to approximately 2.5 million people in Pennsylvania, Ohio, Illinois, Texas, New Jersey, Indiana, Virginia, Florida, North Carolina, Maine, Missouri, New York, South Carolina and Kentucky. Our largest operating subsidiary, Aqua Pennsylvania, Inc. - formerly Pennsylvania Suburban Water Company, accounts for approximately 60% of our operating revenues and provides water or wastewater services to approximately 1.3 million residents in the suburban areas north and west of the City of Philadelphia and in 19 other counties in Pennsylvania. Our other subsidiaries provide similar services in 13 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our operating companies' service territories. We are the largest U.S.-based publicly-traded water utility based on number of people served.

         On July 31, 2003, we completed the acquisition of four operating water and wastewater subsidiaries of AquaSource, Inc. (a subsidiary of DQE, Inc.), including selected, integrated operating and maintenance contracts and related assets, for approximately $190.7 million in cash, as adjusted pursuant to the purchase agreement for the completion of a closing balance sheet and the finalization of working capital ($195.5 million was paid at closing and refunds were subsequently received totaling $4.8 million). There remains approximately $12 million of the above purchase price in dispute, which is subject to an arbitration process under the terms of the purchase agreement. Accordingly, the final purchase price is expected to be within the range of $178.7 to $190.7 million. We expect the arbitration process to conclude by mid-year 2004. The acquired operations of AquaSource serve over 130,000 water and wastewater customer accounts in 11 states (including the Connecticut operations which we sold in October 2003).

         The following table reports our operating revenues, in thousands of dollars, by principal state for the year ended December 31, 2003:

                                                          Supplemental
                                                           Pro forma
                                        Results           Information
                                          as                for Full
                                       Reported           Fiscal Year
                                      ---------            ---------
     Pennsylvania                     $ 240,628            $ 240,628
     Ohio                                36,584               36,584
     Illinois                            30,007               30,007
     Texas                               12,289 *             26,237
     New Jersey                          18,078 *             18,954
     Maine                                9,279                9,279
     Indiana                              6,292 *             15,524
     Florida                              4,282 *             10,584
     North Carolina                       3,769 *              4,777
     Virginia                             3,096 *              7,853
     Other states                         2,929 *              7,201
                                      ---------            ---------
                                      $ 367,233            $ 407,628
                                      =========            =========

*Operating revenues of AquaSource have been included in our consolidated financial statements beginning August 1, 2003.
Note: Supplemental Pro forma information is presented to illustrate the effects of the AquaSource acquisition, which was completed on July 31, 2003, on the operating revenues for 2003 as if the acquisition had occurred on January 1, 2003. The supplemental information is not necessarily representative of the actual results that may have occurred for these periods or of the results that may occur in the future. This information is based upon the historical operating results of AquaSource for periods prior to the acquisition date of July 31, 2003 as provided to us by AquaSource, Inc. and DQE, Inc. management. In October 2003, we sold the Connecticut operations that we acquired with the AquaSource acquisition and the annual operating revenues of this unit approximated $4,000. Supplemental Pro forma information does not reflect adjustment for this transaction.

     The following table indicates by customer class our operating revenues, in thousands of dollars, for the year ended December 31, 2003:



                                             Operating
     Customer class                           Revenues       Percent
     --------------                          ---------       -------
     Residential water                       $ 218,487           59%
     Commercial water                           61,343           17%
     Fire protection                            20,294            6%
     Industrial water                           17,675            5%
     Other water                                19,754            5%
     Wastewater                                 17,874            5%
     Operating contracts and other              11,806            3%
                                             ---------       -------
                                             $ 367,233          100%
                                             =========       =======


     Our customer base is diversified among residential, commercial, industrial, other and wastewater customers. Residential customers make up the largest component of our customer base, with these customers representing 59% of our total water revenues. Substantially all of our water customers are metered, which allows us to measure and bill for our customers' water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during the late spring and early summer in our northern U.S. service territories. In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases water consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and water use restrictions in the affected areas, which could reduce water consumption. See "Water Supplies and Water Facilities" for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our customer base reduces our exposure to extreme or unusual weather conditions in any one area of our service territory.

         The growth in revenues over the past three years is a result of increases in the customer base and in water rates. The majority of the increase in customer base is due to customers added through acquisitions. During the three year period of 2000 through 2002, our customer base increased at an annual compound rate of 9.9%. The customer growth rate in 2003 was 23.8%, and reflects the additional customers obtained in the AquaSource acquisition on July 31, 2003.

Available Information

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

         Our internet website address is http://www.aquaamerica.com. We make available free of charge through our internet website's Investor Relations page all of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information. These reports and information are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

         Our Board of Directors has various committees including an audit committee, an executive compensation and employee benefits committee and a corporate governance committee. Each of the three committees named above has a formal charter. We also have Corporate Governance Guidelines and a Code of Ethical Business Conduct. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge from our website, www.aquaamerica.com.

         In addition, you may request a copy of the foregoing filings (excluding exhibits), charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, at no cost by writing or telephoning us at the following address or telephone number:
                                      Shareholder Relations Department
                                      Aqua America, Inc.
                                      762 W. Lancaster Avenue
                                      Bryn Mawr, PA 19010-3489
                                      Telephone: 610-527-8000

Acquisitions and Water Sale Agreements

         With more than 50,000 community water systems in the U.S. (84% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water and wastewater). The nation's water systems range in size from large municipally-owned systems, such as the New York City water system that serves approximately 9 million people, to small systems, where a few customers share a common well. In the states where we operate, we believe there are over 22,000 public water systems of widely varying size, with the majority of the population being served by government-owned water systems.

         Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. According to the U.S Environmental Protection Agency's ("EPA") most recent survey of publicly-owned wastewater treatment facilities in 2000, there are approximately 16,000 such facilities in the nation serving approximately 72% of the U.S. population. The remaining population represents individual homeowners with their own treatment facilities; for example, community on-lot disposal systems and septic tank systems. The vast majority of wastewater facilities are government-owned rather than privately-owned. The EPA survey also indicated that there are approximately 6,800 wastewater facilities in operation or planned in the 14 states where we operate.

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

         We are actively exploring other opportunities to expand our utility operations through acquisitions or otherwise. As of December 31, 2003, exclusive of the Consumers Water Company merger in 1999 and the AquaSource acquisition in 2003, we had completed 97 acquisitions or other growth ventures during the past five years.

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

Water Supplies and Water Facilities

         Our water utility operations obtain their water supplies from surface water sources such as reservoirs, lakes, ponds, rivers and streams, in addition to obtaining water from wells and purchasing water from other water suppliers. Less than 10% of our water sales are purchased from other suppliers. It is our policy to obtain and maintain the permits necessary to obtain the water we distribute. Our supplies are sufficient for anticipated daily demand and normal peak demand under normal weather conditions. Our supplies by principal service area are as follows:

o Suburban Philadelphia - The principal supply of water is surface water from eight rural streams, two rivers (Schuylkill River and Delaware River), and the Upper Merion Reservoir, a former quarry now impounding groundwater. Wells and interconnections with adjacent municipal authorities supplement these surface supplies.
o Pennsylvania (other than suburban Philadelphia) - The Roaring Creek Division draws its water from a man-made lake within a 12,000 acre watershed and two wells also located in the watershed. The Susquehanna Division obtains its water supply from wells. The Shenango Division draws its water from the Shenango River. The Waymart and Whitehaven Divisions' water supply is obtained from wells.
o Ohio - Water supply is obtained for customers in Lake County from Lake Erie. Customers in Mahoning County obtain their water from man-made lakes and the Ashtabula division is supplied by purchased water. Water supply is obtained for customers in Stark and Summit Counties from wells. In Trumbull County, customers are served through an interconnection from our Pennsylvania division.
o Illinois - Water supply is obtained for customers in Kankakee County from the Kankakee River and satellite wells, while customers in Vermilion County are supplied from Lake Vermilion. In Will, Lee, Boone, Lake and Knox counties, our customers are served from wells.
o Texas - Water supply in 272 non-contiguous water systems is obtained principally from wells, supplemented in some cases by purchased water from adjacent surface water systems.
o New Jersey - Water supply in our three non-contiguous divisions is obtained principally from wells and is supplemented with purchased water in two divisions.
o Indiana - Water supply in three water systems is obtained principally from wells.
o Virginia - Water supply in 124 non-contiguous divisions is obtained from wells, one division's supply is from surface water, and one division supplements its supply with purchased water from a nearby water system.
o Florida - Water supply in 46 water systems is obtained principally from wells, supplemented in some cases by purchased water from adjacent surface water systems.
o North Carolina - Water supply in 183 non-contiguous divisions is obtained principally from wells, with six divisions purchasing water from neighboring municipalities.
o Maine - Eleven non-contiguous water systems obtain their water supply as follows: five systems use groundwater, five systems use surface water and one system purchases water from a neighboring municipal district.

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

Economic Regulation

         Most of our water and wastewater utility operations are subject to regulation by their respective state regulatory commissions, which have broad administrative power and authority to regulate rates and charges, determine franchise areas and conditions of service and authorize the issuance of securities. The regulatory commissions also establish uniform systems of accounts and approve the terms of contracts with affiliates and customers, business combinations with other utility systems, loans and the sales of property. Some of our operations are subject to rate regulation by county or city government. The profitability of our utility operations is influenced a great extent by the timeliness and adequacy of rate allowances in the various states in which we operate. Accordingly, we maintain a rate case management capability to provide that the tariffs of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations, capital, taxes, energy, materials and compliance with environmental regulations. In the states in which we operate, we are subject to regulation by the following state regulatory commissions:

         State                      Regulatory Commission
         -----                      ---------------------
         Pennsylvania               Pennsylvania Public Utility Commission
         Ohio                       The Public Utilities Commission of Ohio
         Illinois                   Illinois Commerce Commission
         Texas                      Texas Commission on Environmental Quality
         New Jersey                 New Jersey Board of Public Utilities
         Indiana                    Indiana Utility Regulatory Commission
         Virginia                   Virginia State Corporation Commission
         Florida                    Florida Public Service Commission
         North Carolina             North Carolina Utilities Commission
         Maine                      Maine Public Utilities Commission
         Missouri                   Missouri Public Service Commission
         New York                   New York Public Service Commission
         South Carolina             South Carolina Public Service Commission
         Kentucky                   Kentucky Public Service Commission

        Four states in which we operate permit water utilities, and in some states wastewater utilities, to add a surcharge to their water or wastewater bills to offset the additional depreciation and capital costs associated with certain capital expenditures related to replacing and rehabilitating infrastructure systems. Prior to these mechanisms being approved, water and wastewater utilities absorbed all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues. The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag. The infrastructure rehabilitation surcharge mechanism is intended to substantially reduce regulatory lag which often acted as a disincentive to water and wastewater utilities to rehabilitate their infrastructure. In addition, our subsidiaries in certain states use a surcharge or credit on their bill to reflect certain changes in costs until such time as the costs are incorporated in base rates.

         Currently, Pennsylvania, Illinois, Ohio and Indiana allow for the use of infrastructure rehabilitation surcharges. These mechanisms typically adjust periodically based on additional qualified capital expenditures completed or anticipated in a future period. The infrastructure rehabilitation surcharge is capped as a percentage of base rates, generally 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. Infrastructure rehabilitation surcharges provided revenues of $8,147,000 in 2003, $5,518,000 in 2002 and $6,672,000 in 2001. We are currently working to establish similar mechanisms in the other states in which we operate.

         In general, we believe that Aqua America, Inc. and its subsidiaries have valid authority, free from unduly burdensome restrictions, to enable us to carry on our business as presently conducted in the franchised or contracted areas we now serve. The rights to provide water or wastewater service to a particular franchised service territory are generally non-exclusive, although the applicable regulatory commissions usually allow only one utility to provide service to a given area. In some instances, another water utility provides service to a separate area within the same political subdivision served by one of our subsidiaries. In the states where our subsidiaries operate, it is possible that portions of our subsidiaries' operations could be acquired by municipal governments by one or more of the following methods:

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

         In December 2002, as a result of the settlement of a condemnation action, our Ohio operating subsidiary sold its water utility assets in the unincorporated areas of Ashtabula County and the area within the Village of Geneva on the Lake to Ashtabula County, Ohio for approximately $12,118,000, which was in excess of the book value for these assets. The sale resulted in the recognition in the fourth quarter of 2002 of a gain on the sale of these assets, net of expenses, of $5,676,000 or an after-tax gain of $3,690,000 (or $.04 per share). We continue to operate this water system for Ashtabula County under a multi-year operating contract, that was recently renewed, that began upon the closing of the sale and is expected to provide us with over $300,000 in operating revenues annually. The water utility assets sold represent less than 1% of our total assets, and the total number of customers included in the water system sold represents less than 1% of our total customer base. The interest savings associated with paying off debt with the sale's proceeds and the operating income generated by the operating contract will offset the loss of this water system's normal contribution to income.

         As part of the Ashtabula County condemnation, the adjacent City of Geneva in Ashtabula County, Ohio, passed an ordinance seeking authorization to condemn the assets of our Ohio operating subsidiary that are located in Geneva. The issue was submitted to a referendum in 2000, whereby voters affirmed the ordinance by a margin of 16 votes. The City engaged a consulting firm to assist it in valuing the assets that may be condemned. In December 2002, the City of Geneva filed a condemnation action. The number of customers included in the Geneva system represents approximately 0.3% of our total customer base.

         The City of Fort Wayne, Indiana has authorized the acquisition, by eminent domain or otherwise, of a portion of the utility assets of one of the operating subsidiaries that we acquired in connection with the AquaSource acquisition in July 2003. The portion of the system under consideration represents approximately 1% of our total customer base. While we continue to discuss this matter with officials from the City of Fort Wayne, we continue to protect our interests in this proceeding.

         We believe that our operating subsidiaries will be entitled to fair market value for any assets that are condemned, and we believe the fair market value will be in excess of the book value for such assets and may approximate the multiple to book value of other recent industry business combinations. Despite these events, our strategy continues to be to acquire additional water and wastewater systems, maintain our existing systems, and actively oppose efforts by municipal governments to acquire any of our operations, particularly for less than the fair market value of our operations or where the municipal government seeks to acquire more than it is entitled to under the applicable law or agreement.

Environmental Regulation

         Provision of water and wastewater services is subject to regulation under the federal Safe Drinking Water Act, the Clean Water Act and related state laws, and under federal and state regulations issued under these laws. These laws and regulations establish criteria and standards for drinking water and for wastewater discharges. In addition, we are subject to federal and state laws and other regulations relating to solid waste disposal, dam safety and other operations. Capital expenditures and operating costs required as a result of water quality standards and environmental requirements have been traditionally recognized by state public utility commissions as appropriate for inclusion in establishing rates.

         There are some environmental compliance issues at various water and wastewater facilities associated with the AquaSource acquisition that was completed on July 31, 2003. We estimate that the capital expenditures required to address these AquaSource compliance issues will be approximately $65,000,000 over the next five years. As a comparison, during the next five years, our future utility construction is estimated to require aggregate expenditures of $779,000,000 (representing all of our on-going construction programs). Various operating subsidiaries that were acquired in the AquaSource acquisition are parties to agreements with regulatory agencies regarding environmental compliance. These agreements are intended to provide the regulators with assurance that problems will be addressed, and they generally provide some protection to us from fines, penalties and other actions while corrective measures are being implemented. For the most part, the agreements were negotiated by AquaSource prior to the acquisition being completed, and we have willingly assumed the obligations under these agreements. In several cases, we have re-negotiated a compliance agreement to address conditions that developed prior to completion of the AquaSource acquisition. We are actively working directly with state environmental officials to implement or amend these agreements as necessary. The regulatory agencies may impose some fines and penalties, with respect to existing compliance issues at the operations acquired from AquaSource, which are not expected to be material. To the extent such fines and penalties arise from incidents that occurred prior to our purchase of the AquaSource operations, we may make an indemnity claim for such amounts against AquaSource, Inc. and its parent company DQE, Inc. under the purchase agreement.

Safe Drinking Water Act - The Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act and its amendments set standards on the amount of certain microbial and chemical contaminants and radionuclides allowable in drinking water. Current requirements under the Safe Drinking Water Act are not expected to have a material impact on our operations or financial condition as we have already made investments to meet existing water quality standards. We may, in the future, be required to change our method of treating drinking water at certain sources of supply if additional regulations become effective.

         EPA's issuance of a rule regulating radon in tap water has been postponed repeatedly since 1991. Limits for radon would probably become effective 4 or 5 years after issuance of any such rule. We anticipate this rule may establish a radon level that would require treatment at a few of our wells. If the states in which we operate elect not to implement general radon reduction programs (Multi-Media Mitigation), then a more stringent limit for radon may apply and a larger number of wells would be affected. We anticipate that states will adopt Multi-Media Mitigation programs. The capital costs to comply with the anticipated limit are expected to total approximately $2,000,000 or less than 2% of our typical annual capital expenditures.

         The Safe Drinking Water Act provides for the regulation of radionuclides other than radon, such as radium and uranium. In December 2000, the EPA issued a final rule regulating certain radionuclides other than radon. The rule became effective in December 2003, and requires additional testing. It may require additional treatment at some of our groundwater facilities. The cost of compliance is expected to be less than $1,000,000. The impact of the new rulemaking is not expected to have a material impact on our results from operations or financial condition.

         In order to eliminate or inactivate microbial organisms, the Surface Water Treatment Rule and the Interim Enhanced Surface Water Treatment Rule were issued by the EPA to improve disinfection or filtration of potable water. The EPA developed the Stage 1 Disinfectants-Disinfection By-Products Rule to reduce consumers' exposure to disinfectants and by-products of the disinfection process. Beginning January 1, 2004, groundwater and smaller surface water systems had to comply with the Stage 1 Disinfectants-Disinfection By-Products Rule. In the future, we may be required to install filtration or other treatment for one surface water supply. The cost of this treatment, should it be required, is not expected to exceed $5,000,000. Certain small groundwater systems could be reclassified as being influenced by surface water. This may require additional treatment or the development of replacement sources of supply over time, the cost for which is not expected to exceed $3,000,000.

         In January 2001, the EPA issued a final rule for arsenic that lowers the limit on arsenic in potable water to a more stringent level effective in 2006, with a provision for further time extensions for small systems. Currently, several small well systems slightly exceed the new arsenic levels and may require additional treatment. The cost of compliance with this new rulemaking is not expected to exceed $1,000,000.

         In April 2000, the gasoline additive Methyl tert-Butyl Ether ("MtBE") was discovered in a production well in one of our operating subsidiaries at levels exceeding the state drinking water standard. The well was immediately taken out of service and alternate water supplies were obtained. We have commenced legal action against the company we believed to be responsible for the contamination and have reached a settlement in principle subject to certain conditions being satisfied, pursuant to which we expect to receive an amount sufficient to cover our estimated costs to purchase alternative water on an interim basis and to develop a permanent replacement well.

Clean Water Act - The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams, and groundwater. We operate approximately 200 facilities with such discharges in twelve states. It is our policy to obtain and maintain all required permits and approvals for the discharge from these water and wastewater facilities, and to comply with all conditions of those permits and other regulatory requirements. A program is in place to monitor facilities for compliance with permitting, monitoring and reporting for wastewater discharges. From time to time, violations may occur which may result in fines. As described above, various operating subsidiaries that were acquired in the AquaSource acquisition had entered into agreements, prior to the acquisition being completed, to address compliance issues. Based on AquaSource's previous experience with these agreements, penalties or fines that may be imposed under these agreements are not expected to have a material impact on our results of operations or financial condition.

Solid Waste Disposal - The handling and disposal of residuals and solid waste generated from water and wastewater treatment facilities is governed by federal and state laws and regulations. A program is in place to monitor our facilities for compliance with regulatory requirements, and we do not currently anticipate any major expenditures in connection with the handling and disposal of waste material from our water and wastewater operations.

Dam Safety - Our subsidiaries own seventeen major dams that are subject to the requirements of the Federal and state regulations related to dam safety. All major dams undergo an annual engineering inspection. We believe that all seventeen dams are structurally sound and well-maintained.

         In Pennsylvania, the Department of Environmental Protection has recently adopted the use of a new formula for determining the magnitude of the Probable Maximum Flood. We are studying our dams to determine what improvements may be needed to our dams as a result of this new calculation. As a result of the initial results of the studies, we have identified three dams that could require capital improvements of approximately $7 million in aggregate. We believe that these capital expenditures that could be required by the new formulas would be recoverable in our rates. Similarly, in Ohio, the Department of Natural Resources has adopted the use of the new formula. We have studied our dams in Ohio and it has been determined that some of the dams will require improvements. Based on the preliminary results, we believe that capital expenditures of approximately $4.2 million in aggregate will be required on three dams in Ohio over the next four years.

Employee Relations

       As of December 31, 2003, we employed a total of 1,260 full-time employees. Our subsidiaries are parties to 10 agreements with labor unions covering 445 employees that expire at various times between May 2004 and December 2007. Based on the number of employees covered by each agreement, a substantial portion of the agreements expire in 2006.

Risk Factors

Our business requires significant capital expenditures and the rates we charge our customers are subject to regulation. If we are unable to obtain government approval of our requests for rate increases, or if approved rate increases are untimely or inadequate to cover our investments, our profitability may suffer.

         The water utility business is capital intensive. On an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. Our ability to maintain and meet our financial objectives is dependent upon the rates we charge our customers. These rates are subject to approval by the public utility commissions or similar regulatory bodies in the states in which we operate. We file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Once a rate increase petition is filed with a public utility commission, the ensuing administrative and hearing process may be lengthy and costly. The timing of our rate increase requests are therefore partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase to the extent approved. We can provide no assurances that any future rate increase request will be approved by the appropriate state public utility commission; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.

Our operating costs could be significantly increased in order to comply with new or stricter regulatory standards imposed by federal and state environmental agencies.

         Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and state and federal regulations issued under these laws by the United States Environmental Protection Agency and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the United States and states. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot assure you that we have been or will be at all times in total compliance with these laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and our permits, it is possible that new or stricter standards could be imposed that will raise our operating costs. Although these costs may be recovered in the form of higher rates, there can be no assurance that the various state public utility commissions or similar regulatory bodies that govern our business would approve rate increases to enable us to recover such costs. In summary, we cannot assure you that our costs of complying with, or discharging liability under, current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.

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

Item 2.  Properties.

         Our properties consist of transmission and distribution mains and conduits, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, supply lines, dams, reservoirs, buildings, vehicles, land, easements, rights and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage and distribution of water. Substantially all of our properties are owned by our subsidiaries and are subject to liens of mortgage or indentures. These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries. For certain properties that we acquired through the exercise of the power of eminent domain and certain other properties we purchased, we hold title for water supply purposes only. We own, operate and maintain several thousand miles of transmission and distribution mains, 20 water treatment plants and many wastewater treatment plants. Some properties are leased under long-term leases. The following table indicates our net utility plant, in thousands of dollars, as of December 31, 2003 in the principal states where we operate:


                                                   Net Property,
                                                     Plant and
                                                     Equipment
                                                    ----------
Pennsylvania                                        $1,138,338
Ohio                                                   162,489
Illinois                                               154,752
Texas                                                  136,407
New Jersey                                              97,715
Indiana                                                 76,052
Maine                                                   38,518
Florida                                                 30,948
North Carolina                                          21,551
Virginia                                                20,423
Missouri                                                 3,016
Inter-company eliminations and other states            (55,918)
                                                    ----------
                                                    $1,824,291
                                                    ==========

         We believe that our properties are generally maintained in good condition and in accordance with current standards of good waterworks industry practice. We believe that the facilities used in the operation of our business are in good condition in terms of suitability, adequacy and utilization.

         Our corporate offices are leased from Aqua Pennsylvania, Inc. and located in Bryn Mawr, Pennsylvania.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         Our common stock is traded on the New York Stock Exchange and the Philadelphia Stock Exchange under the ticker symbol WTR. As of February 17, 2004, there were approximately 22,973 holders of record of our common stock.

         The following table shows the high and low intraday sales prices for our common stock as reported on the New York Stock Exchange composite transactions reporting system and the cash dividends paid per share for the periods indicated (all per share data as presented has been adjusted for the 2003 5-for-4 common stock split effected in the form of a stock distribution):

                                                    First       Second        Third       Fourth
                                                   Quarter      Quarter      Quarter      Quarter        Year
                                              -----------------------------------------------------------------
2003
---------------------------------------------------------------------------------------------------------------
Dividend paid per common share                     $ 0.112      $ 0.112      $ 0.112      $ 0.120      $ 0.456
Price range of common stock
  - high                                             17.83        19.85        20.07        22.40        22.40
  - low                                              15.77        17.22        18.28        18.71        15.77

2002
---------------------------------------------------------------------------------------------------------------
Dividend paid per common share                     $ 0.106      $ 0.106      $ 0.106      $ 0.112      $ 0.430
Price range of common stock
  - high                                             19.69        20.00        16.24        17.50        20.00
  - low                                              16.88        14.79        12.82        15.44        12.82

        We have paid common dividends consecutively for 59 years. Effective December 1, 2003, our Board of Directors authorized an increase of 7.1% in the dividend rate over the amount Aqua America, Inc. paid in the previous quarter. As a result of this authorization, beginning with the dividend payment in December 2003, the annualized dividend rate increased to $0.48 per share. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to our earnings and financial condition, regulatory requirements and such other factors as our Board of Directors may deem relevant. During the past five years, our common dividends paid have averaged 59.4% of net income.

         In August 2003, our Board of Directors declared a 5-for-4 common stock split effected in the form of a 25% stock distribution for all common shares outstanding, to shareholders of record on November 14, 2003. The new shares were distributed on December 1, 2003. Aqua America's par value of $0.50 per share remained unchanged and $9,244,000 was transferred from Capital in Excess of Par Value to Common Stock to record the split. All share and per share data for all periods presented have been restated to give effect to the stock split.

Item 6.  Selected Financial Data

         The information appearing in the section captioned "Summary of Selected Financial Data" from the portions of our 2003 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K Report is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and \ Results of Operations

         The information appearing in the section captioned "Management's Discussion and Analysis" from the portions of our 2003 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K Report is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed-rate, long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates and short-term debt, which is at floating interest rates. As of December 31, 2003, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for fixed-rate, long-term debt are as follows:

                                                                                                               Fair
                               2004       2005       2006       2007       2008  Thereafter       Total       Value
--------------------------------------------------------------------------------------------------------------------
Long-term
   debt (fixed rate)        $39,386    $40,418    $16,088    $14,395    $19,438    $606,327    $736,052    $781,502
Weighted average
   interest rate               6.39%      7.26%      7.25%      6.94%      7.38%       6.02%       6.19%

         From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the "available-for-sale" marketable equity securities. As of December 31, 2003, our carrying value of marketable equity securities was $1,019,000, which reflects the market value of such securities and is in excess of our original cost. The market risks that we are exposed to are consistent with the risks that we were exposed to in the prior year.


Item 8.  Financial Statements and Supplementary Data

         Information appearing under the captions "Consolidated Statements of Income and Comprehensive Income", "Consolidated Balance Sheets", "Consolidated Cash Flow Statements" "Consolidated Statements of Capitalization" and "Notes to Consolidated Financial Statements" from the portions of our 2003 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K Report is incorporated by reference herein. Also, the information appearing in the section captioned "Reports on Financial Statements" from the portions of our 2003 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K Report is incorporated by reference herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting - No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         We make available free of charge within the Investor Relations / Corporate Governance section of our internet website, at www.aquaamerica.com, and in print to any shareholder who requests, our Corporate Governance Guidelines, the Charters of each Committee of our Board of Directors, and our Code of Ethical Business Conduct. Requests for copies may be directed to Shareholder Relations Department, Aqua America, Inc., 762 W. Lancaster Avenue, Bryn Mawr, PA 19010-3489. Amendments to the Code, and any grant of waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on the Company's website. The information contained on our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.


Directors of the Registrant

         The information appearing in the section captioned "Information Regarding Nominees and Directors" of the Proxy Statement relating to our May 20, 2004, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Executive Officers of the Registrant

         The following table and the notes thereto set forth information with respect to our executive officers, including their names, ages, positions with Aqua America, Inc. and business experience during the last five years:

                                    Position with
Name                       Age      Aqua America, Inc. (1)
----                       ---      ----------------------

Nicholas DeBenedictis      58       President and Chairman (May 1993 to
                                    present); President and Chief Executive
                                    Officer (July 1992 to May 1993); Chairman and Chief Executive Officer, Aqua
                                    Pennsylvania, Inc. (July 1992 to present);
                                    President, Philadelphia Suburban Water
                                    Company (February 1995 to January 1999) (2)

Roy H. Stahl               51       Executive Vice President and General Counsel
                                    (May 2000 to present); Secretary (June 2001 to present); Senior Vice President and General Counsel (April 1991 to May 2000) (3)

David P. Smeltzer          45       Senior Vice President - Finance and Chief
                                    Financial Officer (December 1999 to
                                    present); Vice President - Finance and Chief
                                    Financial Officer (May 1999 to December
                                    1999); Vice President - Rates and Regulatory
                                    Relations, Philadelphia Suburban Water
                                    Company (March 1991 to May 1999) (4)

Richard R. Riegler         57       Senior Vice President - Engineering and
                                    Environmental Affairs (January 1999 to
                                    present); Senior Vice President -
                                    Operations, Philadelphia Suburban Water
                                    Company (April 1989 to January 1999) (5)

Richard D. Hugus           54       President, Southern Operations (August 2003
                                    to present); Vice President - Corporate
                                    Development, Pennsylvania Suburban Water
                                    Company (March 1991 to August 2003) (6)

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

(3) From January 1984 to August 1985, Mr. Stahl was Corporate Counsel, from August 1985 to May 1988 he was Vice President - Administration and Corporate Counsel of Aqua America, Inc., and from May 1988 to April 1991 he was Vice President and General Counsel of Aqua America, Inc..

(4) Mr. Smeltzer was Vice President - Controller of Philadelphia Suburban Water Company from March, 1986 to March 1991.

(5) Mr. Riegler was Chief Engineer of Philadelphia Suburban Water Company from 1982 to 1984. He then served as Vice President and Chief Engineer from 1984 to 1986 and Vice President of Operations from 1986 to 1989.

(6) Mr. Hugus was Vice President and Treasurer of Philadelphia Suburban Water Company from December 1988 to March 1991.


Item 11.  Executive Compensation

          The information appearing in the sections captioned "Executive Compensation" of the Proxy Statement relating to our May 20, 2004, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder matters

Ownership of Common Stock - The information appearing in the section captioned "Ownership of Common Stock" of the Proxy Statement relating to our May 20, 2004, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans - The following table provides information for our equity compensation plan as of December 31, 2003:

                                  EQUITY COMPENSATION PLAN INFORMATION
--------------------------------------------------------------------------------------------------
                                                                        Number of Securities
                         Number of Securities                           remaining available for
                         to be issued upon        Weighted-average      future issuance under
                         exercise of              exercise price of     equity compensation plans
                         outstanding options,     outstanding options,  (excluding securities
Plan Category            warrants and rights      warrants and rights   reflected in column
--------------------------------------------------------------------------------------------------
Equity compensation
plans approved
by security holders         2,993,421                 $13.31                  4,984,151
--------------------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders             0                       0                         0
--------------------------------------------------------------------------------------------------
Total                       2,993,421                 $13.31                  4,984,151
--------------------------------------------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions

         The information appearing in the sections captioned "Certain Relationships and Related Transactions" of the Proxy Statement relating to our May 20, 2004, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.


Item 14.  Principal Accounting Fees and Services

         The information appearing in the section captioned "Independent Accountants - Services and Fees" of the Proxy Statement relating to our May 20, 2004, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


Financial Statements. The following is a list of our consolidated financial statements and supplementary data incorporated by reference in Item 8 hereof:

         Report of Management

         Independent Auditors' Report of PricewaterhouseCoopers LLP

         Consolidated Balance Sheets - December 31, 2003 and 2002

         Consolidated Statements of Income and Comprehensive Income - 2003, 2002 and 2001

         Consolidated Cash Flow Statements - 2003, 2002, and 2001

         Consolidated Statements of Capitalization - December 31, 2003 and 2002

         Notes to Consolidated Financial Statements


Financial Statement Schedules. The financial statement schedules, or supplemental schedules, filed as part of this annual report on Form 10-K are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.


Reports on Form 8-K.

Current Report on Form 8-K furnished on November 5, 2003, responding to Item 9, Regulation FD Disclosure. (Related to the Company's issuance of a press release on November 5, 2003 announcing its third quarter 2003 earnings).

Current Report on Form 8-K filed on November 26, 2003, responding to Item 5, Other Events. (Related to the Company entering into a purchase agreement with ALLETE Water Services, Inc., a subsidiary of ALLETE, Inc., to acquire the capital stock of Heater Utilities, Inc., which owns water and wastewater systems located in North Carolina).

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

                                  EXHIBIT INDEX

Exhibit No.
-----------

    3.1 Restated Articles of Incorporation (as of May 17, 2001) (15) (Exhibit 3.11)

    3.2    By-Laws, as amended (9) (Exhibit 3.2)

    3.3    Amendment to Section 3.03 and addition of Section 3.17
               to Bylaws (11) (Exhibits 1 and 2)

    3.4    Amendment to Section 3.03 of the Bylaws (13) (Exhibit 3.8)

    3.5    Amendments to Sections 2.01(a), 2.02 and 3.08(b) of the Bylaws
               (14) (Exhibit 3.10)

    4.1    Indenture of Mortgage dated as of January 1, 1941
               between Philadelphia Suburban Water Company and The Pennsylvania Company for Insurance on Lives and Granting Annuities(now First Pennsylvania Bank, N.A.), as Trustee, with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 (2) (Exhibits 4.1 through 4.16)

    4.2    Agreement to furnish copies of other long-term debt
               instruments (1) (Exhibit 4.7)

    4.3    Twenty-fourth Supplemental Indenture dated as of June 1,
               1988  (3) (Exhibit 4.5)

    4.4    Twenty-fifth Supplemental Indenture dated as of
               January 1, 1990 (4) (Exhibit 4.6)

    4.5    Twenty-sixth Supplemental Indenture dated as of November
               1, 1991  (5) (Exhibit 4.12)

    4.6    Twenty-eighth Supplemental Indenture dated as of April 1,
               1993 (6) (Exhibit 4.15)

    4.7    Twenty-ninth Supplemental Indenture dated as of March 30,
               1995 (7) (Exhibit 4.17)

    4.8    Thirtieth Supplemental Indenture dated as of August 15,
               1995 (8) (Exhibit 4.18)

    4.9    Thirty-first Supplemental Indenture dated as of July 1,
               1997 (10) (Exhibit 4.22)

    4.10   First Amended and Restated Rights Agreement, dated as of
               February 20, 2004 between Aqua America, Inc. and
               Equiserve Trust Company, N.A., as Rights Agent

    4.11   Thirty-second Supplement Indenture, dated as of October 1, 1999 (12)
               (Exhibit 4.26)

    4.12   Thirty-third Supplemental Indenture, dated as of November 15, 1999.
               (13) (Exhibit 4.27)

    4.13   Revolving Credit Agreement between Philadelphia Suburban Water
               Company and PNC Bank National Association, First Union National Bank, N.A., Mellon Bank, N.A. dated as of December 22, 1999 (13) (Exhibit 4.27)

    4.14   First Amendment to Revolving Credit Agreement dated as of
               November 28, 2000, between Philadelphia Suburban Water Company and PNC Bank, National Association, First Union National Bank, N.A., Mellon Bank, N.A. dated as of December 22, 1999 (14) (Exhibit 4.19)

    4.15   Second Amendment to Revolving Credit Agreement dated as of
               December 18, 2001, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, First Union National Bank, N.A., Fleet National Bank dated as of December 22, 1999 (15) (4.20)

                                  EXHIBIT INDEX

Exhibit No.
-----------


    4.16   Thirty-fourth Supplemental Indenture, dated as of October 15, 2001.
               (15) (4.21)

    4.17   Thirty-fifth Supplemental Indenture, dated as of January 1, 2002.
               (15) (4.22)

    4.18   Thirty-sixth Supplemental Indenture, dated as of June 1, 2002. (17)
               (4.23)

    4.19   Thirty-seventh Supplemental Indenture, dated as of December 15, 2002.
               (18) (4.23)

    4.20   Credit Agreement dated as of October 25, 2002, between Philadelphia
               Suburban Corporation and PNC Bank, National Association. (18) (4.24)

    4.21   Third Amendment to Revolving Credit Agreement dated as of
               December 16, 2002, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank dated as of December 22, 1999. (18) (4.25)

    4.22   Fourth Amendment to Revolving Credit Agreement dated as of
               December 24, 2002, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank, National City Bank dated as of December 22, 1999. (18) (4.26)

    4.23   Note Purchase Agreement among the note purchasers and Philadelphia
               Suburban Corporation, dated July 31, 2003 (19) (4.27)

    4.24   Credit Agreement dated as of July 31, 2003, between Philadelphia
               Suburban Corporation and PNC Bank, National Association (19)
               (4.28)

    4.25   Fifth Amendment to Revolving Credit Agreement dated as of
               December 14, 2003, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank, National City Bank dated as of December 22, 1999.

    10.1   Excess Benefit Plan for Salaried Employees, effective
               December 1, 1989*  (4) (Exhibit 10.4)

    10.2   Supplemental Executive Retirement Plan, effective
               December 1, 1989*  (4) (Exhibit 10.5)

    10.3   Supplemental Executive Retirement Plan, effective March
               15, 1992* (1) (Exhibit 10.6)

    10.4   Employment letter agreement with Mr. Nicholas
               DeBenedictis* (1) (Exhibit 10.8)

    10.5   1994 Equity Compensation Plan, as amended by Amendment
               effective August 5, 2003*

    10.6   Placement Agency Agreement between Philadelphia
               Suburban Water Company and PaineWebber Incorporated dated as of March 30, 1995 (7) (Exhibit 10.12)

    10.7   Bond Purchase Agreement among the Delaware County
               Industrial Development Authority, Philadelphia Suburban Water Company and Legg Mason Wood Walker, ncorporated dated August 24, 1995 (8) (Exhibit 10.13)

   10.8    Construction and Financing Agreement between the Delaware County
               Industrial Development Authority and Philadelphia Suburban Water Company dated as of August 15, 1995 (8) (Exhibit 10.14)

                                  EXHIBIT INDEX

Exhibit No.
-----------


   10.9    Philadelphia Suburban Corporation Amended and Restated Executive
               Deferral Plan*

   10.10   Philadelphia Suburban Corporation Deferred Compensation Plan Master
               Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996* (9) (Exhibit 10.24)

   10.11   First Amendment to Supplemental Executive Retirement Plan* (9)
               (Exhibit 10.25)

   10.12   Placement Agency Agreement between Philadelphia Suburban Water
               Company and A.G. Edwards and Sons, Inc., Janney Montgomery Scott Inc., HSBC Securities, Inc., and PaineWebber Incorporated (10) (Exhibit 10.26)

   10.13   The Director Deferral Plan*
               (as amended and restated effective January 1, 2003)

   10.14   Bond Purchase Agreement among the Delaware County Industrial
               Development Authority, Philadelphia Suburban Water Company and Commerce Capital Markets dated September 29, 1999 (12) (Exhibit 10.37)

   10.15   Construction and Financing Agreement between the Delaware County
               Industrial Development Authority and Philadelphia Suburban Water Company dated as of October 1, 1999 (12) (Exhibit 10.38)

   10.16   Placement Agency Agreement between Philadelphia Suburban Water
               Company and Merrill Lynch & Co., PaineWebber Incorporated, A.G. Edwards & Sons, Inc., First Union Securities, Inc., PNC Capital Markets, Inc. and Janney Montgomery Scott, Inc., dated as of November 15, 1999 (13) (Exhibit 10.41)

   10.17   Bond Purchase Agreement among the Delaware County Industrial
               Development Authority, Philadelphia Suburban Water Company and The GMS Group, L.L.C., dated October 23, 2001 (15) (10.35)

   10.18   Construction and Financing Agreement between the Delaware County
               Industrial Development Authority and Philadelphia Suburban Water Company dated as of October 15, 2001 (15) (10.36)

   10.19   Agreement among Philadelphia Suburban Corporation, Philadelphia
               Suburban Water Company and Nicholas DeBenedictis, dated August 7, 2001* (15) (10.37)

   10.20   Agreement among Philadelphia Suburban Corporation,
               Philadelphia Suburban Water Company and Roy H. Stahl, dated August 7, 2001* (15) (10.38)

   10.21   Agreement among Philadelphia Suburban Corporation,
               Philadelphia Suburban Water Company and Richard R. Riegler, dated August 7, 2001* (15) (10.39)

   10.22   Agreement among Philadelphia Suburban Corporation,
               Philadelphia Suburban Water Company and David P. Smeltzer, dated August 7, 2001* (15) (10.40)

   10.23   Agreement among Philadelphia Suburban Corporation,
               Philadelphia Suburban Water Company and Richard D. Hugus, dated August 7, 2001*

                                  EXHIBIT INDEX

Exhibit No.
-----------

   10.24   2002 Annual Cash Incentive Compensation Plan* (16) (Exhibit 10.41)

   10.25   Bond Purchase Agreement among the Bucks County Industrial
               Development Authority, Pennsylvania Suburban Water Company and Janney Montgomery Scott LLC, dated May 21, 2002
               (17) (Exhibit 10.42)

   10.26   Construction and Financing Agreement between the Bucks County
               Industrial Development Authority and Pennsylvania Suburban Water Company dated as of June 1, 2002 (17) (Exhibit 10.43)

   10.27   Bond Purchase Agreement among the Delaware County Industrial
               Development Authority, Pennsylvania Suburban Water Company, and The GMS Group, L.L.C., dated December 19, 2002 (18) (Exhibit 10.44)

   10.28   Construction and Financing Agreement between the Delaware County
               Industrial Development Authority and Pennsylvania Suburban Water Company dated as of December 15, 2002 (18) (Exhibit 10.45)

   10.29   2003 Annual Cash Incentive Compensation Plan* (18) (Exhibit 10.46)

   10.30   2004 Annual Cash Incentive Compensation Plan*

   13.1    Selected portions of Annual Report to Shareholders for the year ended
               December 31, 2003 incorporated by reference in Annual Report on Form 10-K for the year ended December 31, 2003

   21.     Subsidiaries of Aqua America, Inc.

   23.1    Consent of Independent Accountants - PricewaterhouseCoopers LLP

   24.     Power of Attorney (set forth as a part of this report)

   31.1    Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)
               under the Securities and Exchange Act of 1934

   31.2    Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)
               under the Securities and Exchange Act of 1934

   32.1    Certification of Chief Executive Officer, pursuant to 18 U.S.C.
               Section 1350

   32.2    Certification of Chief Financial Officer, pursuant to 18 U.S.C.
               Section 1350

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

(3) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1988.

(4) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1989.

(5) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1991.

(6) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.

(7) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(8) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(9) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996.

(10) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(11)  Filed as an Exhibit to Form 8-K filed August 7, 1997.

(12) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(13) Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

(14) Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(15) Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 2001.

(16) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(17) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(18) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2002.

(19) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003


*Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  AQUA AMERICA, INC.





                                                  By   NICHOLAS DEBENEDICTIS
                                                     --------------------------
                                                       Nicholas DeBenedictis
                                                       President and Chairman



Date:  March 12, 2004

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Each person in so signing also makes, constitutes and appoints Nicholas DeBenedictis, President and Chairman of Aqua America, Inc., David P. Smeltzer, Senior Vice President - Finance and Chief Financial Officer of Aqua America, Inc., and each of them, his or her true and lawful attorneys-in-fact, in his or her name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report.

    NICHOLAS DEBENEDICTIS                    DAVID P. SMELTZER
----------------------------------       --------------------------------------
    Nicholas DeBenedictis                    David P. Smeltzer
    President and Chairman                   Senior Vice President - Finance and
    (principal executive officer)            Chief Financial Officer
    and Director



    MARY C. CARROLL                          G. FRED DIBONA, JR.
----------------------------------       --------------------------------------
    Mary C. Carroll                          G. Fred DiBona, Jr.
    Director                                 Director



    RICHARD H. GLANTON                       ALAN HIRSIG
----------------------------------       --------------------------------------
    Richard H. Glanton                       Alan Hirsig
    Director                                 Director



    JOHN F. MCCAUGHAN                        JOHN E. MENARIO
----------------------------------       --------------------------------------
    John F. McCaughan                        John E. Menario
    Director                                 Director



    RICHARD L. SMOOT
----------------------------------
    Richard L. Smoot
    Director