Form 10-Q
period 2004-03-31
AQUA AMERICA INC
filed 2004-05-05
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to
                               --------------------    -------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 2004.

92,845,523.
----------

Part I - Financial Information
Item 1.  Financial Statements

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)

                                   (UNAUDITED)

                                                                                               March 31,        December 31,
                                        Assets                                                   2004              2003
                                                                                             -------------------------------
Property, plant and equipment, at cost                                                       $  2,331,546       $  2,302,304
Less accumulated depreciation                                                                     489,821            478,013
                                                                                             -------------------------------
    Net property, plant and equipment                                                           1,841,725          1,824,291
                                                                                             -------------------------------
Current assets:
    Cash and cash equivalents                                                                      13,668             10,757
    Accounts receivable and unbilled revenues, net                                                 58,452             62,320
    Inventory, materials and supplies                                                               6,239              5,841
    Prepayments and other current assets                                                            5,132              5,051
                                                                                             -------------------------------
    Total current assets                                                                           83,491             83,969
                                                                                             -------------------------------
Regulatory assets                                                                                  98,133             98,761
Deferred charges and other assets, net                                                             33,467             34,277
Funds restricted for construction activity                                                         23,922             28,438
                                                                                             -------------------------------
                                                                                             $  2,080,738       $  2,069,736
                                                                                             ===============================
                   Liabilities and Stockholders' Equity
Stockholders' equity:
    Common stock at $.50 par value, authorized 100,000,000 shares,
         issued 93,510,877 and 93,270,424 in 2004 and 2003                                   $     46,756       $     46,635
    Capital in excess of par value                                                                416,649            413,008
    Retained earnings                                                                             215,370            210,915
    Minority interest                                                                                 971                912
    Treasury stock, 677,370 and 681,384 shares in 2004 and 2003                                   (12,464)           (12,611)
    Accumulated other comprehensive income                                                              -                171
                                                                                             -------------------------------
    Total stockholders' equity                                                                    667,282            659,030
                                                                                             -------------------------------
Long-term debt, excluding current portion                                                         686,312            696,666
Commitments                                                                                             -                  -
Current liabilities:
    Current portion of long-term debt                                                              32,394             39,386
    Loans payable                                                                                 127,451             96,459
    Accounts payable                                                                               11,593             32,321
    Accrued interest                                                                                9,212             11,126
    Accrued taxes                                                                                  19,681             16,779
    Other accrued liabilities                                                                      37,952             35,930
                                                                                             -------------------------------
    Total current liabilities                                                                     238,283            232,001
                                                                                             -------------------------------
Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                                              193,788            190,395
    Customers' advances for construction                                                           72,043             72,500
    Other                                                                                          10,923              9,419
                                                                                             -------------------------------
    Total deferred credits and other liabilities                                                  276,754            272,314
                                                                                             -------------------------------
Contributions in aid of construction                                                              212,107            209,725
                                                                                             -------------------------------
                                                                                             $  2,080,738       $  2,069,736
                                                                                             ===============================

See notes to consolidated financial statements on page 5 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     -----------------------
                                                                                       2004           2003
                                                                                     -----------------------
Operating revenues                                                                   $ 99,768       $ 80,489

Costs and expenses:
  Operations and maintenance                                                           41,831         30,664
  Depreciation                                                                         13,674         11,347
  Amortization                                                                            670            712
  Taxes other than income taxes                                                         7,149          5,320
                                                                                     -----------------------
                                                                                       63,324         48,043
                                                                                     -----------------------
Operating income                                                                       36,444         32,446

Other expense (income):
  Interest expense, net                                                                11,802         10,612
  Allowance for funds used during construction                                           (609)          (376)
  Gain on sale of other assets                                                           (450)           (55)
                                                                                     -----------------------
Income before income taxes                                                             25,701         22,265
Provision for income taxes                                                             10,126          8,938
                                                                                     -----------------------
Net income                                                                             15,575         13,327
Dividends on preferred stock                                                                -              3
                                                                                     -----------------------
Net income available to common stock                                                 $ 15,575       $ 13,324
                                                                                     =======================

Net income                                                                           $ 15,575       $ 13,327
Other comprehensive income (loss), net of tax:
  Unrealized gain on securities                                                            59             47
  Reclassification adjustment for gains reported in net income                           (230)             -
                                                                                     -----------------------
Comprehensive income                                                                 $ 15,404       $ 13,374
                                                                                     =======================

Net income per common share:
  Basic                                                                              $   0.17       $   0.16
                                                                                     =======================
  Diluted                                                                            $   0.17       $   0.16
                                                                                     =======================

Average common shares outstanding
  during the period:
  Basic                                                                                92,688         84,971
                                                                                     =======================
  Diluted                                                                              93,806         85,733
                                                                                     =======================

See notes to consolidated financial statements on page 5 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)

                                   (UNAUDITED)

                                                                                   March 31,         December 31,
                                                                                     2004               2003
                                                                                  ------------------------------
Stockholders' equity:
     Common stock, $.50 par value                                                 $    46,756        $    46,635
     Capital in excess of par value                                                   416,649            413,008
     Retained earnings                                                                215,370            210,915
     Minority interest                                                                    971                912
     Treasury stock                                                                   (12,464)           (12,611)
     Accumulated other comprehensive income                                                 -                171
                                                                                  ------------------------------
Total stockholders' equity                                                            667,282            659,030
                                                                                  ------------------------------

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
                  Interest Rate Range
                     0.00% to  2.49%                                                   18,669             16,868
                     2.50% to  2.99%                                                   22,291             18,913
                     3.00% to 3.49%                                                     5,587              5,618
                     3.50% to 3.99%                                                     2,800              2,800
                     4.00% to 4.99%                                                     8,135              8,135
                     5.00% to  5.49%                                                  110,875            110,875
                     5.50% to  5.99%                                                   66,260             76,260
                     6.00% to  6.49%                                                  119,360            119,360
                     6.50% to  6.99%                                                   42,000             42,000
                     7.00% to  7.49%                                                   34,716             46,716
                     7.50% to  7.99%                                                   23,000             23,000
                     8.00% to  8.49%                                                   17,500             17,500
                     8.50% to  8.99%                                                    9,000              9,000
                     9.00% to  9.49%                                                   53,805             53,805
                     9.50% to  9.99%                                                   42,748             43,242
                    10.00% to 10.50%                                                    6,000              6,000
                                                                                  ------------------------------
                                                                                      582,746            600,092
Notes payable, 6.05%, due 2006                                                            960                960
Unsecured notes payable, 4.87%, due 2023                                              135,000            135,000
                                                                                  ------------------------------
                                                                                      718,706            736,052
Current portion of long-term debt                                                      32,394             39,386
                                                                                  ------------------------------
Long-term debt, excluding current portion                                             686,312            696,666
                                                                                  ------------------------------
Total capitalization                                                              $ 1,353,594        $ 1,355,696
                                                                                  ==============================

See notes to consolidated financial statements on page 5 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                       CONSLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       -----------------------
                                                                                         2004           2003
                                                                                       -----------------------
Cash flows from operating activities:
   Net income                                                                          $ 15,575       $ 13,327
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                                      14,344         12,059
      Deferred income taxes                                                               3,595          1,865
      Gain on sale of other assets                                                         (450)           (55)
      Net (increase) decrease in receivables, inventory and prepayments                    (178)           744
      Net decrease in payables, accrued interest, accrued taxes
         and other accrued liabilities                                                     (653)        (6,883)
      Other                                                                                 736         (1,511)
                                                                                       -----------------------
Net cash flows from operating activities                                                 32,969         19,546
                                                                                       -----------------------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $609 and $376                                (29,134)       (24,001)
   Acquisitions of water and wastewater systems                                          (1,277)           (11)
   Proceeds from the sale of other assets                                                 1,215             60
   Net decrease in funds restricted for construction activity                             4,516          2,775
   Other                                                                                   (231)          (130)
                                                                                       -----------------------
Net cash flows used in investing activities                                             (24,911)       (21,307)
                                                                                       -----------------------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                           1,712          1,361
   Repayments of customers' advances                                                       (676)          (742)
   Net proceeds of short-term debt                                                       18,935         22,117
   Proceeds from long-term debt                                                           5,689             24
   Repayments of long-term debt                                                         (23,041)       (11,050)
   Proceeds from issuing common stock                                                     3,433          2,665
   Repurchase of common stock                                                               (79)          (105)
   Dividends paid on preferred stock                                                          -             (3)
   Dividends paid on common stock                                                       (11,120)        (9,512)
   Other                                                                                      -           (173)
                                                                                       -----------------------
Net cash flows from financing activities                                                 (5,147)         4,582
                                                                                       -----------------------

Net increase in cash and cash equivalents                                                 2,911          2,821
Cash and cash equivalents at beginning of period                                         10,757          5,915
                                                                                       -----------------------
Cash and cash equivalents at end of period                                             $ 13,668       $  8,736
                                                                                       =======================

See notes to consolidated financial statements on page 5 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands of dollars, except per share
                                    amounts)
                                   (UNAUDITED)

Note 1            Basis of Presentation

                  The accompanying consolidated balance sheet and statement of capitalization of Aqua America, Inc. at March 31, 2004, the consolidated statements of income and comprehensive income for the three months ended March 31, 2004 and 2003, and the consolidated statements of cash flow for the three months ended March 31, 2004 and 2003, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Aqua America Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.


Note 2            Acquisitions

                  In April 2004, Aqua America's Florida operating subsidiary entered into a purchase agreement with Florida Water Services Corporation, a subsidiary of ALLETE, Inc., to acquire the utility assets of 63 water and wastewater systems located in central Florida. The purchase agreement provides for a cash purchase price of $13,820. The acquisition is scheduled to close in mid-2004 and is subject to regulatory approval by the Florida Public Service Commission. The Commission's review process might result in an adjustment of the final purchase price based on the Commission's determination of plant investment for the system. In addition to this agreement, Aqua America's Florida operating subsidiary entered into a second purchase agreement with the same parties that allows it to acquire an additional nine water and wastewater systems for $4,180 in cash subject to the outcome of a previously negotiated right of first refusal by Florida Water Services Corporation with a nearby municipality.

                  In November 2003, Aqua America entered into a purchase agreement with ALLETE Water Services, Inc., a subsidiary of ALLETE, Inc., to acquire the capital stock of Heater Utilities, Inc., which owns water and wastewater systems located in North Carolina. The purchase agreement provides for a cash purchase price of $48,000 and the assumption of approximately $28,000 in debt, reflecting an acquisition premium of approximately $18,000. The Company intends to seek the ability to recover a portion of this premium through customer rates via the North Carolina Utilities Commission approval process. The acquisition, which is subject to regulatory approval, is expected to close in mid-2004. This acquisition will add approximately 50,000 customers in the areas of suburban Raleigh, Charlotte, Gastonia and Fayetteville, North Carolina.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands of dollars, except per share
                              amounts) (continued)
                                   (UNAUDITED)

                  On July 31, 2003, Aqua America completed its acquisition of four operating water and wastewater subsidiaries of AquaSource, Inc. (a subsidiary of DQE, Inc.), including selected, integrated operating and maintenance contracts and related assets (individually and collectively the acquisition is referred to as "AquaSource") for $190,717 in cash, as adjusted pursuant to the purchase agreement for the completion of a closing balance sheet and the finalization of working capital. The final purchase price will be determined through an arbitration process and is expected to be within the range of $178,700 to $193,717. We expect the arbitration process to conclude by the third quarter of 2004. The results of AquaSource have been included in our consolidated financial statements beginning August 1, 2003. The acquired operations of AquaSource serve over 130,000 water and wastewater customer accounts in eleven states (including the Connecticut operations which were sold in October 2003).

                  The following supplemental pro forma information is presented to illustrate the effects of the AquaSource acquisition, which was completed on July 31, 2003, on the historical operating results for the three months ended March 31, 2003 as if the acquisition had occurred at the beginning of the period:

                         Operating revenues                 $ 97,113
                         Net income                         $ 14,659
                         Net income per common share:
                           Basic                            $   0.16
                           Diluted                          $   0.16

                  The supplemental information is not necessarily representative of the actual results that may have occurred for these periods or of the results that may occur in the future. This information does not reflect the effects of recent rate increases or cost savings that may result from the acquisition, such as the effects of a reduction in administrative costs. This information is based upon the historical operating results of AquaSource for periods prior to the acquisition date of July 31, 2003 as provided to Aqua America by AquaSource, Inc. and DQE, Inc. management.


Note 3            Disposition

                  The Company has an agreement for the sale of its only regulated operation located in Kentucky, which was acquired as part of the AquaSource transaction. The sale price approximates our investment in this operation. The transaction is expected to occur in 2004. The operation represents approximately 0.1% of the operations acquired from AquaSource, Inc.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands of dollars, except per share
                              amounts) (continued)
                                   (UNAUDITED)

Note 4            Stockholders' Equity

                  Aqua America reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income:

                                                             2004          2003
                                                            --------------------
Balance at January 1,                                       $  171         $  63
  Unrealized holding gain arising during the period,
      net of tax of $32 in 2004 and $25 in 2003                 59            47
  Less:  reclassification adjustment for gains included
      in net income, net of tax of $173 in 2004               (230)            -
                                                            --------------------
  Other comprehensive income (loss), net of tax               (171)           47
                                                            --------------------
Balance at March 31,                                        $   -          $ 110
                                                            ====================

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

                                                      Three Months Ended
                                                           March 31,
                                                    --------------------
                                                      2004          2003
                                                    --------------------
Average common shares outstanding during
   the period for Basic computation                 92,688        84,971
Dilutive effect of employee stock options            1,118           762
                                                    --------------------
Average common shares outstanding during
   the period for Diluted computation               93,806        85,733
                                                    ====================

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands of dollars, except per share
                              amounts) (continued)
                                   (UNAUDITED)

Note 6            Stock-Based Compensation

                  Aqua America accounts for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense related to granting of stock options has been recognized in the financial statements for stock options that have been granted. Pursuant to the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, pro forma net income available to common stock and earnings per share are presented in the following table as if compensation cost for stock options was determined as of the grant date under the fair value method:

                                                                        Three Months
                                                                           Ended
                                                                         March 31,
                                                                 -----------------------
                                                                   2004           2003
                                                                 -----------------------
Net income available to common stock, as reported:               $ 15,575       $ 13,324
Add: stock-based employee compensation expense
    included in reported net income, net of tax                        32             35
Less: pro forma expense related to stock options
    granted, net of tax effects                                      (489)          (440)
                                                                 -----------------------
Pro forma                                                        $ 15,118       $ 12,919
                                                                 =======================

Basic net income per share:
    As reported                                                  $  0.17        $  0.16
    Pro forma                                                       0.16           0.15
Diluted net income per share:
    As reported                                                  $  0.17        $  0.16
    Pro forma                                                       0.16           0.15

                  The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands of dollars, except per share
                              amounts) (continued)
                                   (UNAUDITED)

Note 7            Pension Plans and Other Postretirement Benefits

                  The Company maintains a qualified, defined benefit plan, nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The following table provides the components of net periodic benefit costs for the three months ended March 31:

                                                                                      Other
                                                  Pension Benefits            Postretirement Benefits
                                                --------------------          -----------------------
                                                 2004         2003               2004          2003
                                                --------------------          -----------------------
Service cost                                    $   930      $   509            $  232        $  210
Interest cost                                     2,065        1,263               364           363
Expected return on plan assets                   (1,931)      (1,091)             (213)         (195)
Amortization of transition
     obligation (asset)                             (45)         (29)              157           171
Amortization of prior service cost                   86           55               (11)          (12)
Amortization of actuarial loss                      209          180                22            13
Amortization of regulatory asset                      -            -                34            34
Capitalized costs                                  (237)         (45)             (149)         (144)
                                                --------------------            --------------------
Net periodic benefit cost                       $ 1,077      $   842            $  436        $  440
                                                ====================            ====================

                  Aqua America previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $5,371 to Aqua America's defined benefit pension plan. We made no contributions to the plan in the three months ended March 31, 2004. In April 2004, Aqua America contributed $1,300 and expects to contribute the following amounts: $2,771 in the third quarter of 2004 and $1,300 in the fourth quarter of 2004. We are currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on our projected funding. See Footnote 9 for a discussion of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.


Note 8            Water and Wastewater Rates

                  In April 2004, the Company's operating subsidiary in Illinois was granted a rate increase intended to increase total revenues by approximately $2,261 on an annual basis.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands of dollars, except per share
                              amounts) (continued)
                                   (UNAUDITED)

Note 9            Recent Accounting Pronouncements

                  In January 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-1, which was effective for the Company's consolidated financial statements for the year ended December 31, 2003, permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). In accordance with FSP 106-1, the Company made a one-time election to defer the recognition of the impact on FSP No. 106-1 accounting. Any measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the consolidated financial statements and footnotes for the period ended March 31, 2004 did not reflect the effects of the Act. Currently, specific authoritative accounting guidance for the federal subsidy is pending and that guidance when issued may require the Company to change previously reported information. The Company is currently investigating the impacts of the adoption of FSP 106-1's initial recognition, measurement and disclosure provisions on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)


                           Forward-looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the completion of various construction projects; the projected effects of recent accounting pronouncements; the final purchase price for AquaSource; the expected completion and timing of completion of the Heater and the Florida Water Services acquisitions; the regulatory approval of the Florida Water Services acquisition; the projected annual value of rate increases, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, and our ability to assimilate acquired operations. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


                               General Information

Name Change - On January 16, 2004, Philadelphia Suburban Corporation changed its corporate name to Aqua America, Inc. In addition, we have changed our ticker symbol from PSC to WTR on the New York Stock Exchange and Philadelphia Stock Exchange effective as of the opening of trading on January 20, 2004.

Nature of Operations - Aqua America, Inc. ("we" or "us"), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to approximately 2.5 million people in Pennsylvania, Ohio, Illinois, Texas, New Jersey, Indiana, Virginia, Florida, North Carolina, Maine, Missouri, New York, South Carolina and Kentucky. Our largest operating subsidiary, Aqua Pennsylvania, Inc. - formerly Pennsylvania Suburban Water Company, provides water or wastewater services to approximately 1.3 million people in the suburban areas north and west of the City of Philadelphia and in 20 other counties in Pennsylvania. Our other subsidiaries provide similar services in 13 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our operating companies' service territories. We are the largest U.S.-based publicly-traded water utility based on number of people served.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                               Financial Condition

During the quarter, we had $29,134 of capital expenditures, repaid $676 of customer advances for construction and repaid debt and made sinking fund contributions and other loan repayments of $23,041. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, customer service lines and hydrants, in addition to well and booster improvements.

During the quarter, the proceeds from the issuance of long-term debt, proceeds from the issuance of common stock, internally generated funds and available working capital were used to fund the cash requirements discussed above and to pay dividends. At various times during the first quarter of 2004, our operating subsidiaries issued long-term notes payable in aggregate of $5,689 at various interest rates. At March 31, 2004, we had short-term lines of credit of $178,000, of which $53,408 was available. In May 2004, our Pennsylvania operating subsidiary intends to issue long-term debt of approximately $87,000 and use the proceeds to refinance short-term borrowings and to fund long-term debt maturities.

In April 2004, our Florida operating subsidiary entered into a purchase agreement with Florida Water Services Corporation, a subsidiary of ALLETE, Inc., to acquire the utility assets of 63 water and wastewater systems located in central Florida. The purchase agreement provides for a cash purchase price of $13,820. The acquisition is scheduled to close in mid-2004 and is subject to regulatory approval by the Florida Public Service Commission. The Commission's review process might result in an adjustment of the final purchase price based on the Commission's determination of plant investment for the system. In addition to this agreement, Aqua America's Florida operating subsidiary entered into a second purchase agreement with the same parties that allows it to acquire an additional nine water and wastewater systems for $4,180 in cash subject to the outcome of a previously negotiated right of first refusal by Florida Water Services Corporation with a nearby municipality.

In November 2003, we entered into a purchase agreement with ALLETE Water Services, Inc. a subsidiary of ALLETE, Inc., to acquire the capital stock of Heater Utilities, Inc., which owns water and wastewater systems in North Carolina. The purchase agreement provides for a cash purchase price of $48,000 and the assumption of approximately $28,000 in debt, reflecting an acquisition premium of approximately $18,000. We intend to seek the ability to recover a portion of this premium through customer rates via the North Carolina Utilities Commission approval process. The acquisition, which is subject to regulatory approval, is expected to close in mid-2004. It is our intention to fund the acquisition at closing with cash from a combination of short-term debt, long-term debt and/or the issuance of our common stock.

Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock will be adequate to meet our financing requirements for the balance of the year and beyond.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


                              Results of Operations

       Analysis of First Quarter of 2004 Compared to First Quarter of 2003

Revenues for the quarter increased $19,279 or 24.0% primarily due to additional water and sewer revenues of $15,400 associated with the larger customer base due to the AquaSource acquisition, which closed in July 2003, and additional revenues from the infrastructure rehabilitation surcharge in Pennsylvania of $1,584.

Operations and maintenance expenses increased by $11,167 or 36.4% primarily due to the additional operating costs associated with acquisitions, principally the AquaSource acquisition, increased pension costs, and higher water production expenses.

Depreciation expense increased $2,327 or 20.5% reflecting the utility plant placed in service since the first quarter of 2003, including the assets acquired through system acquisitions.

Amortization decreased $42 due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $1,829 or 34.4% due to the additional taxes associated with the AquaSource acquisition and an increase in state taxes.

Interest expense increased by $1,190 or 11.2% primarily due to additional borrowings to finance the AquaSource acquisition and capital projects, offset partially by decreased interest rates on borrowings due to refinancing of certain existing debt issues.

Allowance for funds used during construction ("AFUDC") increased by $233 primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied. The increase in construction work in progress is associated with additional capital projects in progress, including projects associated with the AquaSource acquisition.

Gain on sale of other assets totaled $450 in the first quarter of 2004 and $55 in the first quarter of 2003. The change is due to an increase in the gain on sale of marketable securities as compared to the first quarter of 2003.

Our effective income tax rate was 39.4% in the first quarter of 2004 and 40.1% in the first quarter of 2003. The change was due to a decrease in our tax-deductible expenses.

Net income available to common stock for the quarter increased by $2,251 or 16.9%, in comparison to the same period in 2003 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.01 or 6.3% reflecting the change in net income and a 9.4% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the 6,868,750 additional shares issued in the May and August 2003 share offerings.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


                   Impact of Recent Accounting Pronouncements

In January 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-1, which was effective for our consolidated financial statements for the year ended December 31, 2003, permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). In accordance with FSP 106-1, we made a one-time election to defer the recognition of the impact on FSP No. 106-1 accounting. Any measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the consolidated financial statements and footnotes for the period ended March 31, 2004 did not reflect the effects of the Act. Currently, specific authoritative accounting guidance for the federal subsidy is pending and that guidance when issued may require the Company to change previously reported information. We are currently investigating the impacts of the adoption of FSP 106-1's initial recognition, measurement and disclosure provisions on our consolidated financial statements.

                       AQUA AMERICA, INC. AND SUBSIDIARIES


Item 3.           Quantitative and Qualitative Disclosures About Market Risk

                  We are subject to market risks in the normal course of business, including changes in interest and equity prices. There have been no significant changes in our exposure to market risks since December 31, 2003. Refer to Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for additional information.

Item 4.           Controls and Procedures


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

                       AQUA AMERICA, INC. AND SUBSIDIARIES



Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

                  The following table summarizes Aqua America's purchases of its common stock for the quarter ending March 31, 2004:

                               Issuer Purchases of
                                Equity Securities

                                                         Total        Maximum
                                                     Number of      Number of
                                                        Shares         Shares
                                                     Purchased       that May
                                                    as Part of         Yet be
                         Total                        Publicly      Purchased
                        Number        Average        Announced      Under the
                     of Shares     Price Paid         Plans or        Plan or
Period               Purchased(1)   per Share         Programs       Programs(2)
------               ---------     ----------       ----------      ---------

January 1-31, 2004         158        $ 22.03                -        411,209
February 1-29, 2004        272        $ 22.00                -        411,209
March 3-31, 2004         3,245        $ 21.45                -        411,209
                         -----        -------           ------        -------
Total                    3,675        $ 21.51                -        411,209
                         =====        =======           ======        =======


                  (1) These amounts consist of shares we purchased from our
                      employees who elected to pay the exercise price of their stock options upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plan is available to all employees who receive option grants under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

                  (2) On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 870,282 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.

                       AQUA AMERICA, INC. AND SUBSIDIARIES



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

                      31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

                      31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

                      32.1 Certification of Chief Executive Officer, pursuant 18 U.S.C. Section 1350.

                      32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

                  (b) Reports on Form 8-K

                      Current Report on Form 8-K filed on January 16, 2004, responding to Item 5, Other Events. (Related to the Company changing its corporate name to Aqua America, Inc. and changing the ticker symbol for its common stock on the New York Stock Exchange and Philadelphia Stock Exchange to
                      WTR).

                      Current Report on Form 8-K furnished on February 4, 2004, responding to Item 9, Regulation FD Disclosure. (Related to the Company's issuance of a press release on February 4, 2004 announcing its fourth quarter 2003 earnings).

                      Current Report on Form 8-K filed on February 25, 2004, responding to Item 5, Other Events. (Related to the Company entering into a First Amended and Restated Rights Agreement with Equiserve Trust Company, N.A., as Rights Agent, to amend certain of the provisions of its Rights Agreement, dated as of March 1, 1998).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.




May 5, 2004

                                                      AQUA AMERICA, INC.
                                             ----------------------------------
                                                         Registrant



                                                    NICHOLAS DEBENEDICTIS
                                             ----------------------------------
                                                    Nicholas DeBenedictis
                                                    Chairman and President




                                                      DAVID P. SMELTZER
                                             ----------------------------------
                                                David P. Smeltzer
                                                Senior Vice President - Finance
                                                and Chief Financial Officer