Form 10-Q
period 2004-06-30
AQUA AMERICA INC
filed 2004-08-04
CIK 78128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File Number 1-6659

AQUA AMERICA, INC. (formerly Philadelphia Suburban Corporation)
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1702594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania	19010 -3489
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610)-527-8000

(Former Name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 28, 2004.

93,012,163.

Part I – Financial Information Item 1. – Financial Statements

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	June 30,	December 31,
Assets	2004	2003

Property, plant and equipment, at cost	$2,530,123	$2,302,304
Less accumulated depreciation	530,051	478,013

Net property, plant and equipment	2,000,072	1,824,291

Current assets:
Cash and cash equivalents	12,406	10,757
Accounts receivable and unbilled revenues, net	67,575	62,320
Inventory, materials and supplies	7,196	5,841
Prepayments and other current assets	5,572	5,051

Total current assets	92,749	83,969

Regulatory assets	98,898	98,761
Deferred charges and other assets, net	51,729	34,277
Funds restricted for construction activity	23,382	28,438

	$2,266,830	$2,069,736

Liabilities and Stockholders’ Equity
Stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares,
issued 93,673,802 and 93,270,424 in 2004 and 2003	$46,837	$46,635
Capital in excess of par value	419,062	413,008
Retained earnings	222,097	210,915
Minority interest	1,029	912
Treasury stock, 665,576 and 681,384 shares in 2004 and 2003	(12,149)	(12,611)
Accumulated other comprehensive income	—	171

Total stockholders’ equity	676,876	659,030

Long-term debt, excluding current portion	770,505	696,666
Commitments	—	—

Current liabilities:
Current portion of long-term debt	41,120	39,386
Loans payable	151,672	96,459
Accounts payable	13,075	32,321
Accrued interest	11,408	11,126
Accrued taxes	15,128	16,779
Other accrued liabilities	40,091	35,930

Total current liabilities	272,494	232,001

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	197,153	190,395
Customers’ advances for construction	74,164	72,500
Other	13,697	9,419

Total deferred credits and other liabilities	285,014	272,314

Contributions in aid of construction	261,941	209,725

	$2,266,830	$2,069,736

See notes to consolidated financial statements on page 6 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Six Months Ended June 30,
	2004	2003

Operating revenues	$206,292	$163,868

Costs and expenses:
Operations and maintenance	86,314	61,693
Depreciation	27,180	22,811
Amortization	1,919	1,362
Taxes other than income taxes	13,962	10,266

	129,375	96,132

Operating income	76,917	67,736

Other expense (income):
Interest expense, net	23,238	21,263
Allowance for funds used during construction	(1,333)	(876)
Gain on sale of other assets	(476)	(220)

Income before income taxes	55,488	47,569
Provision for income taxes	22,042	19,005

Net income	33,446	28,564
Dividends on preferred stock	—	5

Net income available to common stock	$33,446	$28,559

Net income	$33,446	$28,564
Other comprehensive income (loss), net of tax:
Unrealized gain on securities	59	149
Reclassification adjustment for gains reported in net income	(230)	(11)

Comprehensive income	$33,275	$28,702

Net income per common share:
Basic	$0.36	$0.33

Diluted	$0.36	$0.33

Average common shares outstanding during the period:
Basic	92,793	85,494

Diluted	93,828	86,404

Cash dividends declared per common share	$0.24	$0.224

See notes to consolidated financial statements on page 6 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,
	2004	2003

Operating revenues	$106,524	$83,379

Costs and expenses:
Operations and maintenance	44,483	31,029
Depreciation	13,506	11,464
Amortization	1,249	650
Taxes other than income taxes	6,813	4,946

	66,051	48,089

Operating income	40,473	35,290

Other expense (income):
Interest expense, net	11,436	10,651
Allowance for funds used during construction	(724)	(500)
Gain on sale of other assets	(26)	(165)

Income before income taxes	29,787	25,304
Provision for income taxes	11,916	10,067

Net income	17,871	15,237
Dividends on preferred stock	—	2

Net income available to common stock	$17,871	$15,235

Net income	$17,871	$15,237
Other comprehensive income (loss), net of tax:
Unrealized gain on securities	—	102
Reclassification adjustment for gains reported in net income	—	(11)

Comprehensive income	$17,871	$15,328

Net income per common share:
Basic	$0.19	$0.18

Diluted	$0.19	$0.18

Average common shares outstanding during the period:
Basic	92,899	86,054

Diluted	93,848	87,018

Cash dividends declared per common share	$0.12	$0.112

See notes to consolidated financial statements on page 6 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	June 30,	December 31,
	2004	2003

Stockholders’ equity:
Common stock, $.50 par value	$46,837	$46,635
Capital in excess of par value	419,062	413,008
Retained earnings	222,097	210,915
Minority interest	1,029	912
Treasury stock	(12,149)	(12,611)
Accumulated other comprehensive income	—	171

Total stockholders’ equity	676,876	659,030

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range
0.00% to 2.49%	18,443	16,868
2.50% to 2.99%	29,526	18,913
3.00% to 3.49%	17,678	5,618
3.50% to 3.99%	2,400	2,800
4.00% to 4.99%	8,135	8,135
5.00% to 5.49%	137,875	110,875
5.50% to 5.99%	89,260	76,260
6.00% to 6.49%	124,360	119,360
6.50% to 6.99%	42,000	42,000
7.00% to 7.49%	44,317	46,716
7.50% to 7.99%	25,000	23,000
8.00% to 8.49%	25,118	17,500
8.50% to 8.99%	9,000	9,000
9.00% to 9.49%	53,805	53,805
9.50% to 9.99%	42,748	43,242
10.00% to 10.50%	6,000	6,000

	675,665	600,092
Notes payable, 6.05%, due 2006	960	960
Unsecured notes payable, 4.87%, due 2023	135,000	135,000

	811,625	736,052
Current portion of long-term debt	41,120	39,386

Long-term debt, excluding current portion	770,505	696,666

Total capitalization	$1,447,381	$1,355,696

See notes to consolidated financial statements on page 6 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$33,446	$28,564
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	29,099	24,173
Deferred income taxes	5,308	4,106
Gain on sale of other assets	(457)	(204)
Net increase in receivables, inventory and prepayments	(7,295)	(594)
Net increase (decrease) in payables, accrued interest, accrued taxes and other accrued liabilities	795	(8,655)
Other	2,341	(2,067)

Net cash flows from operating activities	63,237	45,323

Cash flows from investing activities:
Property, plant and equipment additions, including allowance
for funds used during construction of $1,333 and $876	(80,491)	(58,562)
Acquisitions of water and wastewater systems	(65,889)	(114)
Proceeds from the sale of other assets	1,252	164
Net decrease in funds restricted for construction activity	5,056	7,523
Other	(374)	(302)

Net cash flows used in investing activities	(140,446)	(51,291)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	7,095	4,401
Repayments of customers’ advances	(1,646)	(972)
Net proceeds (repayments) of short-term debt	34,008	(5,804)
Proceeds from long-term debt	94,694	10,566
Repayments of long-term debt	(39,038)	(21,147)
Proceeds from issuing common stock	6,047	39,353
Repurchase of common stock	(37)	(687)
Dividends paid on preferred stock	—	(5)
Dividends paid on common stock	(22,265)	(19,051)
Other	—	(1)

Net cash flows from financing activities	78,858	6,653

Net increase in cash and cash equivalents	1,649	685
Cash and cash equivalents at beginning of period	10,757	5,915

Cash and cash equivalents at end of period	$12,406	$6,600

See notes to consolidated financial statements on page 6 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Note 1 Basis of Presentation

The accompanying consolidated balance sheet and statement of capitalization of Aqua America, Inc. at June 30, 2004, the consolidated statements of income and comprehensive income for the six months and quarter ended June 30, 2004 and 2003, and the consolidated statements of cash flow for the six months ended June 30, 2004 and 2003, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Aqua America Annual Report on Form 10-K for the year ended December 31, 2003 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

Note 2 Acquisitions

Pursuant to our strategy to grow through acquisitions, on June 1, 2004, the Company completed its acquisition of the capital stock of Heater Utilities, Inc. (“Heater”) for $48,000 in cash and the assumption of long-term debt of $19,219 and short-term debt of $8,500. The acquired operation provides water and wastewater service to over 50,000 customers in the areas of suburban Raleigh, Charlotte, Gastonia and Fayetteville, North Carolina. The results of Heater have been included in our consolidated financial statements beginning June 1, 2004. For the fiscal year ended December 31, 2003, Heater had operating revenues of $19,489. Under the purchase method of accounting, the purchase price is allocated to the net tangible and intangible assets based upon their estimated fair values at the date of the acquisition. The Company is in the process of obtaining third-party valuations of these assets, and thus has not completed the allocation of the purchase price. The preliminary purchase price allocation is as follows:

June 1, 2004
Property, plant and equipment, net	$99,907
Current assets	4,133
Other long-term assets	2,864
Goodwill	15,714

Total assets acquired	122,618

Current liabilities	3,063
Loans payable	8,500
Long-term debt	19,219
Other long-term liabilities	43,836

Total liabilities assumed	74,618

Net assets acquired	$48,000

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts) (continued)
(UNAUDITED)

As of June 1, 2004, the Company recorded goodwill of $15,714 which is reported in the consolidated balance sheet as deferred charges and other assets. A substantial portion of goodwill is expected to be deductible for tax purposes. The purchase price was arrived at through arms-length negotiations with the seller and is consistent with the multiples paid in other comparable transactions. Aqua America considered important regulatory, strategic and valuation considerations in arriving at the final purchase price. Through the North Carolina Utilities Commission approval process, a mechanism has been developed through which the Company could recover up to 66.7% of the goodwill through customer rates in the future upon achieving certain objectives. The Company intends to pursue these objectives to facilitate a timely recognition of this premium in customer rates.

On June 30, 2004, the Company acquired certain utility assets of Florida Water Services Corporation, comprised of 63 water and wastewater systems located in central Florida for $13,820 in cash, which is less than the book value of these assets. In accordance with Florida procedures, the completed acquisition remains subject to regulatory approval by the Florida Public Service Commission and may take up to a year to obtain the necessary approval. The Commission’s review process might result in an adjustment of the final purchase price based on the Commission’s determination of plant investment for the systems. The final purchase price is not expected to result in the recognition of goodwill.

On July 31, 2003, Aqua America completed its acquisition of four operating water and wastewater subsidiaries of AquaSource, Inc. (a subsidiary of DQE, Inc.), including selected, integrated operating and maintenance contracts and related assets (individually and collectively the acquisition is referred to as “AquaSource”) for $190,717 in cash, as adjusted pursuant to the purchase agreement based on working capital at closing. The final purchase price will be determined through an arbitration process and is expected to be within the range of $178,428 to $191,792. We expect the arbitration process to conclude during the third quarter of 2004. The results of AquaSource have been included in our consolidated financial statements beginning August 1, 2003. The acquired operations of AquaSource serve over 130,000 water and wastewater customer accounts in eleven states (including the Connecticut and Kentucky operations which were sold).

The following supplemental pro forma information is presented to illustrate the effects of the AquaSource acquisition, which was completed on July 31, 2003, on the historical operating results for the six and three months ended June 30, 2003 as if the acquisition had occurred at the beginning of the respective periods:

	Six Months Ended June 30, 2003	Three Months Ended June 30, 2003

Operating revenues	$198,150	$101,037
Net income	$31,657	$16,997
Net income per common share:
Basic	$0.35	$0.19
Diluted	$0.35	$0.18

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

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

Note 3 Disposition

In July 2004, the Company sold its only operation located in Kentucky, which was acquired as part of the AquaSource transaction. The sale price approximates our investment in this operation. The operation represented approximately 0.1% of the operations acquired from AquaSource, Inc.

Note 4 Long-term Debt and Loans Payable

In May 2004, an unsecured note of $70,000 was issued by Aqua America. Interest under this note is based, at the borrower’s option, on either a defined base rate or an adjusted London Interbank Offered Rate corresponding to the interest period selected. The proceeds of this financing were used to fund acquisitions and to refinance existing debt.

In May 2004, our Pennsylvania operating subsidiary issued $87,000 of long-term debt with a weighted-average maturity of 13.7 years and a weighted-average interest rate of approximately 5.1%. The proceeds of these issuances were used to refinance short-term borrowings and to fund long-term debt maturities.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts) (continued)
(UNAUDITED)

Note 5 Stockholders’ Equity

In May 2004, Aqua America’s shareholders approved an increase in the number of shares of common stock authorized, par value $0.50 per share, from 100,000,000 shares to 300,000,000 shares.

Aqua America reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The following table summarizes the activity of accumulated other comprehensive income:

	2004	2003

Balance at January 1,	$171	$63
Unrealized holding gain arising during the period, net of tax of $32 in 2004 and $79 in 2003	59	149
Less: reclassification adjustment for gains included in net income, net of tax of $173 in 2004 and $5 in 2003	(230)	(11)

Other comprehensive income (loss), net of tax	(171)	138

Balance at June 30,	$—	$201

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

	Six Months Ended June 30,		Three Months Ended June 30,

	2004	2003	2004	2003

Average common shares outstanding during the period for Basic computation	92,793	85,494	92,899	86,054
Dilutive effect of employee stock options	1,035	910	949	964

Average common shares outstanding during the period for Diluted computation	93,828	86,404	93,848	87,018

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

For the quarter and six months ended June 30, 2004, employee stock options outstanding to purchase 581,900 shares of common stock were excluded from the calculation of diluted net income per share as the options’ exercise price was greater than the average market price of the Company’s common stock during those periods. For the quarter ended June 30, 2003, employee stock options outstanding to purchase 97,500 shares of common stock were excluded from the calculation of diluted net income per share as the options’ exercise price was greater than the average market price of the Company’s common stock during this period.

Note 7 Stock-Based Compensation

Aqua America accounts for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense related to granting of stock options has been recognized in the financial statements for stock options that have been granted. Pursuant to the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, pro forma net income available to common stock and earnings per share are presented in the following table as if compensation cost for stock options was determined as of the grant date under the fair value method:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Net income available to common stock, as reported:	$33,446	$28,559	$17,871	$15,235
Add: stock-based employee compensation expense included in reported net income, net of tax	168	152	136	117
Less: pro forma expense related to stock options granted, net of tax effects	(1,082)	(963)	(593)	(522)

Pro forma	$32,532	$27,748	$17,414	$14,830

Basic net income per share:
As reported	$0.36	$0.33	$0.19	$0.18
Pro forma	0.35	0.32	0.19	0.17
Diluted net income per share:
As reported	$0.36	$0.33	$0.19	$0.18
Pro forma	0.35	0.32	0.19	0.17

The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts) (continued)
(UNAUDITED)

Note 8 Pension Plans and Other Postretirement Benefits

The Company maintains a qualified, defined benefit plan, nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The following tables provide the components of net periodic benefit costs:

	Pension Benefits
	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Service cost	$1,871	$1,018	$941	$509
Interest cost	4,136	2,526	2,071	1,263
Expected return on plan assets	(3,931)	(2,182)	(2,000)	(1,091)
Amortization of transition obligation (asset)	(91)	(58)	(46)	(29)
Amortization of prior service cost	181	110	95	55
Amortization of actuarial loss	429	360	220	180
Amortization of regulatory asset	—	—	—	—
Capitalized costs	(524)	(114)	(287)	(69)

Net periodic benefit cost	$2,071	$1,660	$994	$818

	Other Postretirement Benefits
	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Service cost	$456	$420	$224	$210
Interest cost	734	726	370	363
Expected return on plan assets	(429)	(390)	(216)	(195)
Amortization of transition obligation (asset)	316	342	159	171
Amortization of prior service cost	(22)	(24)	(11)	(12)
Amortization of actuarial loss	47	26	25	13
Amortization of regulatory asset	68	68	34	34
Capitalized costs	(321)	(303)	(172)	(159)

Net periodic benefit cost	$849	$865	$413	$425

Aqua America previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $5,371 to Aqua America’s defined benefit pension plan. Aqua America contributed $1,300 in April 2004 and again in July 2004; and expects to contribute the following amounts: $1,471 in September 2004 and $1,300 in October 2004. We are currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on our projected funding. See Footnote 10 for a discussion of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Note 9 Water and Wastewater Rates

In April 2004, the Company’s operating subsidiary in Illinois was granted a rate increase intended to increase annual revenues by approximately $2,261. In June 2004, the Company’s operating subsidiary in New Jersey was granted a rate increase intended to increase annual revenues by approximately $1,047.

On July 23, 2004, the Pennsylvania Public Utility Commission voted to award the Company’s operating subsidiary in Pennsylvania a $13,800 base rate increase. The rates in effect at the time of the filing included $11,200 in Distribution System Improvement Charges (“DSIC”) at 5.0%. Consequently, the total base rates will increase by $25,000 and the DSIC will be reset to zero. The increase is expected to take effect in early to mid-August 2004.

In May 2004, the Company’s operating subsidiary in Texas filed an application with the Texas Commission on Environmental Quality to increase rates by $11,920 over a multi-year period. The application seeks to increase annual revenues in phases and is accompanied by a plan to defer and amortize a portion of the Company’s depreciation, operating and other tax expenses over a similar multi-year period, such that the annual impact on operating income approximates the requested amount. The application is currently pending before the Commission and a final ruling is anticipated by May 2005. In July 2004, the Texas Commission on Environmental Quality authorized the Company’s operating subsidiary to bill its customers for the requested rates and implement the plan beginning in August 2004. The additional revenue billed and collected prior to the final ruling are subject to refund based on the outcome of the ruling. The revenue recognized and the expenses deferred reflect an estimate of the final outcome of the ruling.

Note 10 Recent Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” When adopted, FSP 106-2 will supersede FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which was issued in January 2004 and permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. The Company elected the one-time deferral allowed under FSP 106-1 and as a result any measures of the accumulated postretirement benefit obligation and net periodic

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

postretirement benefit cost in the consolidated financial statements and footnotes for the period ended June 30, 2004 did not reflect the effects of the Act. FSP 106-2 requires the Company to assess the impact of the federal subsidy on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost. FSP 106-2 is effective beginning in the Company’s quarter ending September 30, 2004. The Company is currently evaluating the effect of the adoption of FSP 106-2 and has not yet determined the effect of adoption on its results of operations and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the completion of various construction projects; the projected effects of recent accounting pronouncements; the final purchase price for AquaSource; the regulatory approval of the Florida Water Services acquisition; the projected annual value of rate increases, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans” or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, and our ability to assimilate acquired operations. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

General Information

Name Change – On January 16, 2004, Philadelphia Suburban Corporation changed its corporate name to Aqua America, Inc. In addition, we have changed our ticker symbol from PSC to WTR on the New York Stock Exchange and Philadelphia Stock Exchange effective as of the opening of trading on January 20, 2004.

Nature of Operations – Aqua America, Inc. (“we” or “us”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to more than 2.5 million people in Pennsylvania, Ohio, Illinois, Texas, New Jersey, Indiana, Virginia, Florida, North Carolina, Maine, Missouri, New York and South Carolina. Our largest operating subsidiary, Aqua Pennsylvania, Inc. – formerly Pennsylvania Suburban Water Company, provides water or wastewater services to approximately 1.3 million people in the suburban areas north and west of the City of Philadelphia and in 20 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our operating companies’ service territories. We are the largest U.S.-based publicly-traded water utility based on number of people served.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Financial Condition

During the first half of 2004, we had $80,491 of capital expenditures, acquired water and wastewater systems for $65,889, repaid $1,646 of customer advances for construction and repaid debt and made sinking fund contributions and other loan repayments of $39,038. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, customer service lines and hydrants, in addition to well and booster improvements.

During the first half of 2004, the proceeds from the issuance of long-term debt, proceeds from the issuance of common stock, internally generated funds and available working capital were used to fund the cash requirements discussed above and to pay dividends. In May 2004, an unsecured note of $70,000 was issued by Aqua America and the proceeds of this financing were used to fund acquisitions, and to refinance existing debt. In May 2004, our Pennsylvania operating subsidiary issued $87,000 of long-term debt with a weighted-average maturity of 13.7 years and a weighted-average interest rate of 5.1%. The proceeds of these issuances were used to refinance short-term borrowings and to fund long-term debt maturities.

At various times during the first half of 2004, our operating subsidiaries issued long-term notes payable in aggregate of $8,326 at various interest rates. In connection with the Heater acquisition completed in June 2004, $19,219 of long-term debt was assumed with a weighted-average interest rate of 7.7% that is due in various years. At June 30, 2004, we had short-term lines of credit of $256,500, of which $113,844 was available. Effective with the December 1, 2004 payment, Aqua America has increased the quarterly cash dividend on common stock from $.12 per share to $0.13 per share.

On June 1, 2004, the Company completed its acquisition of the capital stock of Heater Utilities, Inc. for $48,000 in cash and the assumption of long-term debt of $19,219 and short-term debt of $8,500 which resulted in a preliminary recognition of goodwill of $15,714. Through the North Carolina Utilities Commission approval process, a mechanism has been developed through which the Company could recover up to 66.7% of the goodwill through customer rates in the future upon achieving certain objectives. The Company intends to pursue these objectives to facilitate a timely recognition of this premium in customer rates. The acquired operation provides water and wastewater service to over 50,000 customers in the areas of suburban Raleigh, Charlotte, Gastonia and Fayetteville, North Carolina. On June 30, 2004, the Company acquired certain utility assets of Florida Water Services Corporation, comprised of 63 water and wastewater systems located in central Florida for $13,820 in cash, which is less than the book value of these assets. In accordance with Florida procedures, the completed acquisition remains subject to regulatory approval by the Florida Public Service Commission and may take up to a year to obtain the necessary approval. The Commission’s review process might result in an adjustment of the final purchase price based on the Commission’s determination of plant investment for the system. The final purchase price is not expected to result in the recognition of goodwill.

Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock will be adequate to meet our financing requirements for the balance of the year and beyond.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)

Results of Operations

Analysis of First Six Months of 2004 Compared to First Six Months of 2003

Revenues for the first six months increased $42,424 or 25.9% primarily due to additional water and sewer revenues of $35,300 associated with a larger customer base due to acquisitions, principally the AquaSource acquisition which closed in July 2003 and the Heater acquisition which closed in June 2004, and additional revenues from the infrastructure rehabilitation surcharge in Pennsylvania of $2,840.

Operations and maintenance expenses increased by $24,621 or 39.9% primarily due to the additional operating costs associated with acquisitions, principally the AquaSource acquisition, increased pension costs, additional professional services fees, and higher water production expenses.

Depreciation expense increased $4,369 or 19.2% reflecting the utility plant placed in service since the second quarter of 2003, including the assets acquired through system acquisitions.

Amortization increased $557 due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $3,696 or 36.0% due to the additional taxes associated with the AquaSource acquisition and an increase in state taxes other than income.

Interest expense increased by $1,975 or 9.3% primarily due to additional borrowings to finance the AquaSource acquisition and capital projects, offset partially by decreased interest rates on borrowings due to the refinancing of certain existing debt issues.

Allowance for funds used during construction (“AFUDC”) increased by $457 primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied. The increase in construction work in progress is associated with additional capital projects in progress, including projects associated with the AquaSource acquisition.

Gain on sale of other assets totaled $476 in the first half of 2004 and $220 in the first half of 2003. The change is due to an increase in the gain on sale of marketable securities of $387 and a decrease in the gain on the sale of land realized of $131 as compared to the same period in 2003.

Our effective income tax rate was 39.7% in the first half of 2004 and 40.0% in the first half of 2003. The change was due to an increase in our tax-deductible expenses.

Net income available to common stock for the first six months increased by $4,887 or 17.1%, in comparison to the same period in 2003 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.03 or 9.1% reflecting the change in net income and an 8.6% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the 6,868,750 additional shares issued in the May and August 2003 share offerings.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)

Analysis of Second Quarter of 2004 Compared to Second Quarter of 2003

Revenues for the quarter increased $23,145 or 27.8% primarily due to additional water and sewer revenues of $19,200 associated with a larger customer base due to acquisitions, primarily the AquaSource acquisition which closed in July 2003 and the Heater acquisition which closed in June 2004, increased water consumption, and additional revenues from the infrastructure rehabilitation surcharge in Pennsylvania of $1,256.

Operations and maintenance expenses increased by $13,454 or 43.4% primarily due to the additional operating costs associated with acquisitions, principally the AquaSource and Heater acquisitions, and increased pension costs.

Depreciation expense increased $2,042 or 17.8% reflecting the utility plant placed in service since the second quarter of 2003, including the assets acquired through system acquisitions.

Amortization increased $599 due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $1,867 or 37.7% due to the additional taxes associated with the AquaSource acquisition and an increase in state taxes other than income.

Interest expense increased by $785 or 7.4% primarily due to additional borrowings to finance the AquaSource acquisition and capital projects, offset partially by decreased interest rates on borrowings due to the refinancing of certain existing debt issues.

Allowance for funds used during construction (“AFUDC”) increased by $224 primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied. The increase in construction work in progress is associated with additional capital projects in progress, including projects associated with the AquaSource acquisition.

Gain on sale of other assets totaled $26 in the second quarter of 2004 and $165 in the second quarter of 2003. The change is primarily due to a decrease in the gain on sale of land as compared to the second quarter of 2003.

Our effective income tax rate was 40.0% in the second quarter of 2004 and 39.8% in the second quarter of 2003. The change was due to a decrease in our tax-deductible expenses.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)

Net income available to common stock for the quarter increased by $2,636 or 17.3%, in comparison to the same period in 2003 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.01 or 5.6% reflecting the change in net income and a 7.8% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the 6,868,750 additional shares issued in the May and August 2003 share offerings.

Impact of Recent Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” When adopted, FSP 106-2 will supersede FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which was issued in January 2004 and permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. The Company elected the one-time deferral allowed under FSP 106-1 and as a result any measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the consolidated financial statements and footnotes for the period ended June 30, 2004 did not reflect the effects of the Act. FSP 106-2 requires the Company to assess the impact of the federal subsidy on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost. FSP 106-2 is effective beginning in the Company’s quarter ending September 30, 2004. The Company is currently evaluating the effect of the adoption of FSP 106-2 and has not yet determined the effect of adoption on its results of operations and financial position.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest and equity prices. There have been no significant changes in our exposure to market risks since December 31, 2003. Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional information.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

The following table summarizes Aqua America’s purchases of its common stock for the quarter ending June 30, 2004:

Issuer Purchases of Equity Securities

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

April 1-30, 2004	164	$21.23	–	411,209
May 1-31, 2004	139	$20.65	–	411,209
June 1-30, 2004	–	$–	–	411,209

Total	303	$20.96	–	411,209

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

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 4. Results of Vote of Security Holders

The Annual Meeting of Shareholders of Aqua America, Inc. was held on May 20, 2004 at the Springfield Country Club, 400 West Sproul Road, Springfield, Pennsylvania, pursuant to the Notice sent on or about April 9, 2004 to all shareholders of record at the close of business on March 29, 2004. At that meeting the following nominees were elected as directors of Aqua America, Inc. for terms expiring in the year 2007 and received the votes set forth after their names below:

Name of Nominee	For	Withheld

Richard L. Smoot	74,221,242	2,631,408
William P. Hankowsky	75,766,298	1,086,352
John E. Menario	75,099,191	1,753,459

Since the Board of Directors is divided into three classes with one class elected each year to hold office for a three-year term, the term of office for the following directors continued after the Annual Meeting: Mary C. Carroll; Nicholas DeBenedictis; G. Fred DiBona, Jr.; Richard H. Glanton, Esq.; and John F. McCaughan. Mr. Menario and Mr. McCaughan will reach the Company’s mandatory retirement age for directors of 70 in 2005 and will serve until the end of 2005.

Proposal II (to approve an Amendment to Aqua America, Inc.’s Articles of Incorporation increasing the authorized shares of Aqua America, Inc.’s Common Stock, par value $.50 per share, from 100,000,000 to 300,000,000 shares) received the following votes:

For	Against	Abstain

59,414,406	16,743,035	695,209

Proposal III (to approve Aqua America, Inc.’s 2004 Equity Compensation Plan) received the following votes:

For	Against	Abstain	Broker Non-Votes

45,248,997	6,527,524	1,727,852	23,348,277

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

4.26	Credit Agreement dated as of May 28, 2004 between Aqua America, Inc. and PNC Bank, National Association.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

Current Report on Form 8-K furnished on May 5, 2004, responding to Item 7 and Item 12. (Related to the Company’s issuance of a press release on May 5, 2004 announcing its first quarter 2004 earnings).

Current Report on Form 8-K filed on May 12, 2004, responding to Item 4. (On May 6, 2004, the Company, as the Plan Sponsor of the Aqua America, Inc. Employees 401(k) Savings Plan and Trust, dismissed PricewaterhouseCoopers LLP as the independent public accounts for the plan and engaged Beard Miller Company LLP to serve as the independent public accountants for the plan. The engagement of Beard Miller Company LLP relates only to the audit of the Plan’s financial statements. PricewaterhouseCoopers LLP will continue to act as the independent accountants with respect to the Company’s financial statements.).

Current Report on Form 8-K/A filed on June 9, 2004 as Amendment No. 1 to the Form 8-K filed May 12, 2004, responding to Item 7. (Related to the replacement of Exhibit 16.1).

      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 4, 2004

AQUA AMERICA, INC.
Registrant

NICHOLAS DEBENEDICTIS
Nicholas DeBenedictis Chairman and President

DAVID P. SMELTZER
David P. Smeltzer Senior Vice President – Finance and Chief Financial Officer