Form 10-Q
period 2004-09-30
AQUA AMERICA INC
filed 2004-11-05
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2004

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from ______________________ to _______________________


                          Commission File Number 1-6659


         AQUA AMERICA, INC. (formerly Philadelphia Suburban Corporation)
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Pennsylvania                               23-1702594
------------------------------------------------        -------------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)


762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania           19010 -3489
------------------------------------------------        -------------------
    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:            (610)-527-8000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 25, 2004.

93,254,277.
-----------

Part I - Financial Information
Item 1.  Financial Statements

                       AQUA AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)

                                   (UNAUDITED)

                                                                         September 30,     December 31,
                                        Assets                               2004             2003
                                                                         ------------------------------
Property, plant and equipment, at cost                                    $ 2,560,276      $ 2,302,304
Less accumulated depreciation                                                 540,984          478,013
                                                                         ------------------------------
    Net property, plant and equipment                                       2,019,292        1,824,291
                                                                         ------------------------------
Current assets:
    Cash and cash equivalents                                                  18,640           10,757
    Accounts receivable and unbilled revenues, net                             70,960           62,320
    Inventory, materials and supplies                                           7,595            5,841
    Prepayments and other current assets                                        6,109            5,051
                                                                         ------------------------------
    Total current assets                                                      103,304           83,969
                                                                         ------------------------------

Regulatory assets                                                              99,866           98,761
Deferred charges and other assets, net                                         52,878           34,277
Funds restricted for construction activity                                     23,443           28,438
                                                                         ------------------------------
                                                                          $ 2,298,783      $ 2,069,736
                                                                         ==============================
                   Liabilities and Stockholders' Equity
Stockholders' equity:
    Common stock at $.50 par value, authorized 300,000,000 shares,
         issued 93,913,343 and 93,270,424 in 2004 and 2003                $    46,957      $    46,635
    Capital in excess of par value                                            422,669          413,008
    Retained earnings                                                         222,812          210,915
    Minority interest                                                           1,087              912
    Treasury stock, 670,192 and 681,384 shares in 2004 and 2003               (12,319)         (12,611)
    Accumulated other comprehensive income                                          -              171
                                                                         ------------------------------
    Total stockholders' equity                                                681,206          659,030
                                                                         ------------------------------

Long-term debt, excluding current portion                                     772,225          696,666
Commitments                                                                         -                -

Current liabilities:
    Current portion of long-term debt                                          41,145           39,386
    Loans payable                                                             147,823           96,459
    Accounts payable                                                           15,202           32,321
    Accrued interest                                                           10,185           11,126
    Accrued taxes                                                              20,452           16,779
    Dividends payable                                                          12,209                -
    Other accrued liabilities                                                  38,772           35,930
                                                                         ------------------------------
    Total current liabilities                                                 285,788          232,001
                                                                         ------------------------------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                          202,616          190,395
    Customers' advances for construction                                       73,844           72,500
    Other                                                                      12,529            9,419
                                                                         ------------------------------
    Total deferred credits and other liabilities                              288,989          272,314
                                                                         ------------------------------

Contributions in aid of construction                                          270,575          209,725
                                                                         ------------------------------
                                                                          $ 2,298,783      $ 2,069,736
                                                                         ==============================

See notes to consolidated financial statements on page 6 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                          --------------------------
                                                                              2004           2003
                                                                          --------------------------

Operating revenues                                                         $ 326,597      $ 266,021

Costs and expenses:
  Operations and maintenance                                                 132,840         98,470
  Depreciation                                                                41,292         35,439
  Amortization                                                                 3,096          2,251
  Taxes other than income taxes                                               21,455         15,823
                                                                          --------------------------
                                                                             198,683        151,983
                                                                          --------------------------

Operating income                                                             127,914        114,038

Other expense (income):
  Interest expense, net                                                       35,584         32,985
  Allowance for funds used during construction                                (2,028)        (1,489)
  Gain on sale of other assets                                                  (967)        (4,414)
                                                                          --------------------------
Income before income taxes                                                    95,325         86,956
Provision for income taxes                                                    37,792         34,769
                                                                          --------------------------
Net income                                                                    57,533         52,187
Dividends on preferred stock                                                       -              8
                                                                          --------------------------
Net income available to common stock                                       $  57,533      $  52,179
                                                                          ==========================

Net income                                                                 $  57,533      $  52,187
Other comprehensive income (loss), net of tax:
  Unrealized gain on securities                                                   59            156
  Reclassification adjustment for gains reported in net income                  (230)           (82)
                                                                          --------------------------
Comprehensive income                                                       $  57,362      $  52,261
                                                                          ==========================

Net income per common share:
  Basic                                                                    $    0.62      $    0.60
                                                                          ==========================
  Diluted                                                                  $    0.61      $    0.59
                                                                          ==========================

Average common shares outstanding during the period:
  Basic                                                                       92,874         86,853
                                                                          ==========================
  Diluted                                                                     93,884         87,782
                                                                          ==========================

Cash dividends declared per common share                                   $    0.49      $   0.456
                                                                          ==========================

See notes to consolidated financial statements on page 6 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                September 30,
                                                                          --------------------------
                                                                             2004           2003
                                                                          --------------------------

Operating revenues                                                         $ 120,305      $ 102,153

Costs and expenses:
  Operations and maintenance                                                  46,526         36,777
  Depreciation                                                                14,112         12,628
  Amortization                                                                 1,177            889
  Taxes other than income taxes                                                7,493          5,557
                                                                          --------------------------
                                                                              69,308         55,851
                                                                          --------------------------

Operating income                                                              50,997         46,302

Other expense (income):
  Interest expense, net                                                       12,346         11,722
  Allowance for funds used during construction                                  (695)          (613)
  Gain on sale of other assets                                                  (491)        (4,194)
                                                                          --------------------------
Income before income taxes                                                    39,837         39,387
Provision for income taxes                                                    15,750         15,764
                                                                          --------------------------
Net income                                                                    24,087         23,623
Dividends on preferred stock                                                       -              3
                                                                          --------------------------
Net income available to common stock                                       $  24,087      $  23,620
                                                                          ==========================

Net income                                                                 $  24,087      $  23,623
Other comprehensive income (loss), net of tax:
  Unrealized gain on securities                                                    -              7
  Reclassification adjustment for gains reported in net income                     -            (71)
                                                                          --------------------------
Comprehensive income                                                       $  24,087      $  23,559
                                                                          ==========================

Net income per common share:
  Basic                                                                    $    0.26      $    0.26
                                                                          ==========================
  Diluted                                                                  $    0.26      $    0.26
                                                                          ==========================

Average common shares outstanding during the period:
  Basic                                                                       93,065         89,528
                                                                          ==========================
  Diluted                                                                     94,023         90,350
                                                                          ==========================

Cash dividends declared per common share                                   $    0.25      $   0.232
                                                                          ==========================

See notes to consolidated financial statements on page 6 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)

                                   (UNAUDITED)

                                                                                 September 30,       December 31,
                                                                                     2004                2003
                                                                                ---------------------------------
Stockholders' equity:
     Common stock, $.50 par value                                                $    46,957         $    46,635
     Capital in excess of par value                                                  422,669             413,008
     Retained earnings                                                               222,812             210,915
     Minority interest                                                                 1,087                 912
     Treasury stock                                                                  (12,319)            (12,611)
     Accumulated other comprehensive income                                                -                 171
                                                                                ---------------------------------
Total stockholders' equity                                                           681,206             659,030
                                                                                ---------------------------------

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
          Interest Rate Range
             0.00% to  2.49%                                                          21,031              16,868
             2.50% to  2.99%                                                          25,266              18,913
             3.00% to 3.49%                                                           17,612               5,618
             3.50% to 3.99%                                                            7,191               2,800
             4.00% to 4.99%                                                            8,135               8,135
             5.00% to  5.49%                                                         137,805             110,875
             5.50% to  5.99%                                                          89,260              76,260
             6.00% to  6.49%                                                         124,360             119,360
             6.50% to  6.99%                                                          42,000              42,000
             7.00% to  7.49%                                                          44,210              46,716
             7.50% to  7.99%                                                          24,957              23,000
             8.00% to  8.49%                                                          25,090              17,500
             8.50% to  8.99%                                                           9,000               9,000
             9.00% to  9.49%                                                          53,405              53,805
             9.50% to  9.99%                                                          42,088              43,242
            10.00% to 10.50%                                                           6,000               6,000
                                                                                ---------------------------------
                                                                                     677,410             600,092
Notes payable, 6.05%, due 2006                                                           960                 960
Unsecured notes payable, 4.87%, maturing in various installments through 2023        135,000             135,000
                                                                                ---------------------------------
                                                                                     813,370             736,052
Current portion of long-term debt                                                     41,145              39,386
                                                                                ---------------------------------
Long-term debt, excluding current portion                                            772,225             696,666
                                                                                ---------------------------------
Total capitalization                                                             $ 1,453,431         $ 1,355,696
                                                                                =================================

See notes to consolidated financial statements on page 6 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                ---------------------------
                                                                                    2004           2003
                                                                                ---------------------------
Cash flows from operating activities:
   Net income                                                                    $   57,533     $   52,187
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                                  44,388         37,690
      Deferred income taxes                                                          18,318          7,526
      Gain on sale of other assets                                                     (967)        (4,414)
      Net increase in receivables, inventory and prepayments                         (8,592)        (2,978)
      Net increase (decrease) in payables, accrued interest, accrued taxes
         and other accrued liabilities                                                 (759)         6,642
      Other                                                                           2,570         (4,625)
                                                                                ---------------------------
Net cash flows from operating activities                                            112,491         92,028
                                                                                ---------------------------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $2,028 and $1,489                       (125,825)      (105,948)
   Acquisitions of water and wastewater systems, net                                (53,586)      (196,099)
   Proceeds from the sale of other assets                                             1,788          4,993
   Net decrease in funds restricted for construction activity                         4,995         13,880
   Other                                                                               (412)          (403)
                                                                                ---------------------------
Net cash flows used in investing activities                                        (173,040)      (283,577)
                                                                                ---------------------------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                       7,345          6,462
   Repayments of customers' advances                                                 (2,569)        (1,306)
   Net proceeds (repayments) of short-term debt                                      30,160         (5,264)
   Proceeds from long-term debt                                                      98,288        145,404
   Repayments of long-term debt                                                     (40,932)       (40,467)
   Proceeds from issuing common stock                                                10,097        131,609
   Repurchase of common stock                                                          (529)          (774)
   Dividends paid on preferred stock                                                      -             (8)
   Dividends paid on common stock                                                   (33,428)       (28,824)
   Other                                                                                  -           (401)
                                                                                ---------------------------
Net cash flows from financing activities                                             68,432        206,431
                                                                                ---------------------------

Net increase in cash and cash equivalents                                             7,883         14,882
Cash and cash equivalents at beginning of period                                     10,757          5,915
                                                                                ---------------------------
Cash and cash equivalents at end of period                                       $   18,640     $   20,797
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

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)
                                   (UNAUDITED)

Note 1       Basis of Presentation

             The accompanying consolidated balance sheet and statement of capitalization of Aqua America, Inc. at September 30, 2004, the consolidated statements of income and comprehensive income for the nine months and quarter ended September 30, 2004 and 2003, and the consolidated statements of cash flow for the nine months ended September 30, 2004 and 2003, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Aqua America Annual Report on Form 10-K for the year ended December 31, 2003 and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2004 and March 31, 2004. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

Note 2       Acquisitions

             Pursuant to our strategy to grow through acquisitions, on June 1, 2004, the Company completed its acquisition of the capital stock of Heater Utilities, Inc. ("Heater") for $48,000 in cash and the assumption of long-term debt of $19,219 and short-term debt of $8,500. The acquired operation provides water and wastewater service to over 50,000 customers primarily in the areas of suburban Raleigh, Charlotte, Gastonia and Fayetteville, North Carolina. The results of Heater have been included in our consolidated financial statements beginning June 1, 2004. For the fiscal year ended December 31, 2003, Heater had operating revenues of $19,489. Under the purchase method of accounting, the purchase price is allocated to the net tangible and intangible assets based upon their estimated fair values at the date of the acquisition. The Company is in the process of obtaining third-party valuations of these assets and liabilities, and thus has not completed the allocation of the purchase price. The preliminary purchase price allocation is as follows:

                                                           June 1,
                                                              2004
                                                         ----------
             Property, plant and equipment, net           $ 96,807
             Current assets                                  4,133
             Other long-term assets                          2,864
             Goodwill                                       18,814
                                                         ----------
             Total assets acquired                         122,618
                                                         ----------

             Current liabilities                             3,063
             Loans payable                                   8,500
             Long-term debt                                 19,219
             Other long-term liabilities                    43,836
                                                         ----------
             Total liabilities assumed                      74,618
                                                         ----------

             Net assets acquired                          $ 48,000
                                                         ==========

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

             The Company has recorded goodwill of $18,814 which is reported in the consolidated balance sheet as deferred charges and other assets, and a substantial portion of the goodwill is expected to be deductible for tax purposes. The purchase price was arrived at through arms-length negotiations with the seller and is consistent with the multiples paid in other comparable transactions. Aqua America considered important regulatory, strategic and valuation considerations in arriving at the final purchase price. Through the North Carolina Utilities Commission approval process, a mechanism has been developed through which the Company could recover up to two-thirds of the goodwill through customer rates in the future upon achieving certain objectives. The Company intends to pursue these objectives to facilitate a timely recognition of this premium in customer rates. However, there can be no assurance that the Company will be able to recover such amount of goodwill, if any.

             On June 30, 2004, the Company acquired certain utility assets of Florida Water Services Corporation, comprised of 63 water and wastewater systems located in central Florida for $13,820 in cash, which is less than the book value of these assets. The results of Florida Water Services Corporation have been included in our consolidated financial statements beginning June 30, 2004. In accordance with Florida procedures, the completed acquisition remains subject to regulatory approval by the Florida Public Service Commission and it may take up to a year to obtain the necessary approval. Under the terms of the purchase agreement, the Commission's review process may result in an adjustment of the final purchase price based on the Commission's determination of plant investment for the systems. The final purchase price is not expected to result in the recognition of goodwill.

             On July 31, 2003, Aqua America completed its acquisition of four operating water and wastewater subsidiaries of AquaSource, Inc. (a subsidiary of DQE, Inc.), including selected, integrated operating and maintenance contracts and related assets (individually and collectively the acquisition is referred to as "AquaSource") for $190,717 in cash, as adjusted pursuant to the purchase agreement based on working capital at closing. On August 27, 2004, Aqua America was awarded and received $12,289 plus interest in an arbitration related to the final purchase price, which resulted in a final purchase price of $178,428. In the consolidated statement of cash flow for the nine months ended September 30, 2004, the $12,289 award has been reported as proceeds on the line titled acquisitions of water and wastewater systems, net. The results of AquaSource have been included in our consolidated financial statements beginning August 1, 2003. The acquired operations of AquaSource serve over 130,000 water and wastewater customer accounts in eleven states (including the Connecticut and Kentucky operations which were subsequently sold to other parties).

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 3       Dispositions

             In October 2004, as a result of a settlement of a condemnation action, Aqua America's Ohio operating subsidiary entered into an agreement with the City of Geneva, Ohio for the sale of our subsidiary's water utility assets within the municipal boundaries of the City of Geneva. The agreement specifies that the City will pay approximately $4,970, which is in excess of the book value for these assets. Closing is expected to occur by the end of the fourth quarter of 2004 and is subject to several conditions, including the Public Utilities Commission of Ohio approval and the City's ability to obtain financing. These water utility assets represent less than one-half of 1% of Aqua America's total assets, and the total number of customers included in the City of Geneva water system discussed above represents less than one-half of 1% of Aqua America's total customer base. Aqua America intends to enter into an agreement with the City to operate the water system for a period through December 2006. Despite this transaction, Aqua America's strategy continues to be to acquire additional water and wastewater systems, to maintain its existing systems where there is a business or a strategic benefit, and to actively oppose unilateral efforts by municipal governments to acquire any of its operations.

             In July 2004, the Company sold its only operation located in Kentucky, which was acquired as part of the AquaSource transaction. The sale price approximates our investment in this operation. The operation represented approximately 0.2% of the operations acquired from AquaSource, Inc.


Note 4       Long-term Debt and Loans Payable

             In May 2004, an unsecured note of $70,000 was issued by Aqua America. Interest under this note is based, at the borrower's option, on either a defined base rate or an adjusted London Interbank Offered Rate corresponding to the interest period selected. The proceeds of this financing were used to fund acquisitions and to refinance existing debt. As of September 30, 2004, the interest rate on the note was 2.3%.

             In May 2004, our Pennsylvania operating subsidiary issued $87,000 of long-term debt with a weighted-average maturity of 13.7 years and a weighted-average interest rate of approximately 5.1%. The proceeds of these issuances were used to refinance short-term borrowings and to fund long-term debt maturities.


Note 5       Stockholders' Equity

             In May 2004, Aqua America's shareholders approved an increase in the number of shares of common stock authorized, par value $0.50 per share, from 100,000,000 shares to 300,000,000 shares.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


             Aqua America reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income:

                                                                                   2004          2003
                                                                               -----------------------

             Balance at January 1,                                              $   171      $     63
               Unrealized holding gain arising during the period,
                   net of tax of $32 in 2004 and $83 in 2003                         59           156
               Less:  reclassification adjustment for gains included in
                   net income, net of tax of $173 in 2004 and $44 in 2003          (230)          (82)
                                                                               -----------------------
               Other comprehensive income (loss), net of tax                       (171)           74
                                                                               -----------------------
             Balance at September 30,                                           $     -      $    137
                                                                               =======================

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

                                                                    Nine Months Ended       Three Months Ended
                                                                      September 30,            September 30,
                                                                  ----------------------  ----------------------
                                                                     2004          2003      2004          2003
                                                                  ----------------------  ----------------------
             Average common shares outstanding during
                the period for basic computation                   92,874        86,853    93,065        89,528
             Dilutive effect of employee stock options              1,010           929       958           822
                                                                  ----------------------  ----------------------
             Average common shares outstanding during
                the period for diluted computation                 93,884        87,782    94,023        90,350
                                                                  ======================  ======================

             For the quarter and nine months ended September 30, 2004, employee stock options outstanding to purchase 573,900 shares of common stock were excluded from the calculation of diluted net income per share as the options' exercise price was greater than the average market price of the Company's common stock during those periods. For the nine months ended September 30, 2003, employee stock options outstanding to purchase 119,375 shares of common stock were excluded from the calculation of diluted net income per share as the options' exercise price was greater than the average market price of the Company's common stock during this period.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 7       Stock-Based Compensation

             Aqua America accounts for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense related to granting of stock options has been recognized in the financial statements for stock options that have been granted. Pursuant to the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, pro forma net income available to common stock and earnings per share are presented in the following table as if compensation cost for stock-based employee compensation was determined as of the grant date under the fair value method:

                                                                     Nine Months Ended         Three Months Ended
                                                                       September 30,              September 30,
                                                                 -------------------------  -------------------------
                                                                     2004         2003          2004         2003
                                                                 -------------------------  -------------------------
             Net income available to common
                 stock, as reported:                                $ 57,533     $ 52,179      $ 24,087     $ 23,620
             Add:  stock-based employee compensation
                 expense included in reported net income,
                 net of tax                                              217          183            49           32
             Less: pro forma expense related to stock-based
                 employee compensation, net of tax effects            (1,588)      (1,399)         (506)        (437)
                                                                 -------------------------  -------------------------
             Pro forma                                              $ 56,162     $ 50,963      $ 23,630     $ 23,215
                                                                 =========================  =========================

             Basic net income per share:
                 As reported                                        $   0.62     $   0.60      $   0.26     $   0.26
                 Pro forma                                              0.60         0.59          0.25         0.26
             Diluted net income per share:
                 As reported                                        $   0.61     $   0.59      $   0.26     $   0.26
                 Pro forma                                              0.60         0.58          0.25         0.26

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

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 8       Pension Plans and Other Postretirement Benefits

             The Company maintains a qualified, defined benefit plan, nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The following tables provide the components of net periodic benefit costs:

                                                         Pension Benefits
                                         --------------------------------------------------
                                           Nine Months Ended          Three Months Ended
                                             September 30,               September 30,
                                         --------------------------------------------------
                                             2004         2003           2004         2003
                                         ----------------------   -------------------------
Service cost                              $ 3,265      $ 2,359        $ 1,004        $ 754
Interest cost                               7,203        5,854          2,215        1,872
Expected return on plan assets             (6,943)      (5,058)        (2,135)      (1,617)
Amortization of transition
     obligation (asset)                      (158)        (136)           (49)         (44)
Amortization of prior service cost            331          257            102           82
Amortization of actuarial loss                764          834            235          267
Capitalized costs                            (816)        (190)          (292)         (76)
                                         ----------------------   -------------------------
Net periodic benefit cost                 $ 3,646      $ 3,920        $ 1,080       $1,238
                                         ======================   =========================

                                                              Other
                                                      Postretirement Benefits
                                         --------------------------------------------------
                                           Nine Months Ended          Three Months Ended
                                             September 30,               September 30,
                                         --------------------------------------------------
                                             2004         2003           2004         2003
                                         ----------------------   -------------------------
Service cost                              $   783        $ 724          $ 261        $ 236
Interest cost                               1,293        1,249            431          406
Expected return on plan assets               (754)        (673)          (251)        (219)
Amortization of transition
     obligation (asset)                       558          589            186          192
Amortization of prior service cost            (39)         (42)           (13)         (14)
Amortization of actuarial loss                 87           45             29           15
Amortization of regulatory asset              102          102             34           34
Capitalized costs                            (485)        (461)          (164)        (158)
                                         ----------------------   -------------------------
Net periodic benefit cost                 $ 1,545      $ 1,533          $ 513        $ 492
                                         ======================   =========================

             Aqua America previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $5,371 to Aqua America's defined benefit pension plan. The 2004 contribution required to fund the plan was reduced to $4,949 based on revised estimates provided by our actuary. Aqua America contributed $4,071 during the first nine months of 2004 and expects to contribute the remaining contribution of $878 in 2005. We evaluated the impact of the Pension Funding Equity Act enacted in April 2004 and concluded it had no material impact on our required funding. See Footnote 10 for a discussion of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 9       Water and Wastewater Rates

             On August 5, 2004, the Pennsylvania Public Utility Commission granted the Company's operating subsidiary in Pennsylvania a $13,800 base rate increase. The rates in effect at the time of the filing included $11,200 in Distribution System Improvement Charges ("DSIC") or 5.0% above the prior base rates. Consequently, the total base rates increased by $25,000 and the DSIC was reset to zero.

             In May 2004, the Company's operating subsidiary in Texas filed an application with the Texas Commission on Environmental Quality to increase rates by $11,920 over a multi-year period. The application seeks to increase annual revenues in phases and is accompanied by a plan to defer and amortize a portion of the Company's depreciation, operating and other tax expenses over a similar multi-year period, such that the annual impact on operating income approximates the requested amount. The application is currently pending before the Commission and a final ruling is anticipated by May 2005. The Company commenced billing for the requested rates and implemented the deferral plan in August 2004, in accordance with authorization from the Texas Commission on Environmental Quality in July 2004. The additional revenue billed and collected prior to the final ruling are subject to refund based on the outcome of the ruling. The revenue recognized and the expenses deferred by the Company reflect an estimate of the final outcome of the ruling. Two other rate filings, which in aggregate represent $4,758 in annualized revenues, are in process in North Carolina and Illinois.

             In April 2004, the Company's operating subsidiary in Illinois was granted a rate increase intended to increase annual revenues by approximately $2,261. In June 2004, the Company's operating subsidiary in New Jersey was granted a rate increase intended to increase annual revenues by approximately $1,047. During the first nine months of 2004, other operating subsidiaries were granted rate increases intended to increase total revenues by approximately $2,287 on an annual basis.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 10      Recent Accounting Pronouncements

             In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 supersedes FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was issued in January 2004 and permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. The Company had elected the one-time deferral allowed under FSP 106-1 and as a result any measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the consolidated financial statements and footnotes for the prior periods did not reflect the effects of the Act. The adoption of FSP 106-2 as required beginning in the quarter ended September 30, 2004 did not have a material impact on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)

                           Forward-looking Statements
                           --------------------------

  This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the completion of various construction projects; the projected effects of recent accounting pronouncements; the regulatory approval of the Florida Water Services acquisition and the City of Geneva, Ohio water system sale; the deductibility for tax purposes of goodwill associated with the Heater Utilities, Inc. acquisition; the projected annual value of rate increases, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, and our ability to assimilate acquired operations. In addition to these uncertainties or factors, our future results may be affected by the factors and risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2003. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


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

Nature of Operations - Aqua America, Inc. ("we" or "us"), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to more than 2.5 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, Florida, Indiana, Virginia, Maine, Missouri, New York and South Carolina. Our largest operating subsidiary, Aqua Pennsylvania, Inc. - formerly Pennsylvania Suburban Water Company - provides water or wastewater services to approximately 1.3 million people in the suburban areas north and west of the City of Philadelphia and in 21 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our operating companies' service territories. We are the largest U.S.-based publicly-traded water utility based on number of people served.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


                               Financial Condition
                               -------------------

During the first nine months of 2004, we had $125,825 of capital expenditures, acquired water and wastewater systems for $65,875, repaid $2,569 of customer advances for construction and repaid debt and made sinking fund contributions and other loan repayments of $40,932. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, in addition to well and booster improvements.

During the first nine months of 2004, the proceeds from the issuance of long-term debt, the proceeds of $12,289 from the arbitration award over the final purchase price for the AquaSource acquisition, the proceeds from the issuance of common stock, internally generated funds and available working capital were used to fund the cash requirements discussed above and to pay dividends. In May 2004, an unsecured note of $70,000 was issued by Aqua America and the proceeds of this financing were used to fund acquisitions and to refinance existing debt. In May 2004, our Pennsylvania operating subsidiary issued $87,000 of long-term debt with a weighted-average maturity of 13.7 years and a weighted-average interest rate of 5.1%. The proceeds of these issuances were used to refinance short-term borrowings and to fund long-term debt maturities.

At various times during the first nine months of 2004, our operating subsidiaries issued long-term notes payable in aggregate of $11,972 at various interest rates. In connection with the Heater acquisition completed in June 2004, $19,219 of long-term debt was assumed with a weighted-average interest rate of 7.7% that is due in various years. At September 30, 2004, we had short-term lines of credit of $259,000, of which $117,642 was available. On August 3, 2004, Aqua America's Board of Directors increased the quarterly cash dividend on common stock from $0.12 per share to $0.13 per share effective upon the December 1, 2004 payment.

On June 1, 2004, the Company completed its acquisition of the capital stock of Heater Utilities, Inc. for $48,000 in cash and the assumption of long-term debt of $19,219 and short-term debt of $8,500 which resulted in a preliminary recognition of goodwill of $18,814. Through the North Carolina Utilities Commission approval process, a mechanism has been developed through which the Company could recover up to two-thirds of the goodwill through customer rates in the future upon achieving certain objectives. The Company intends to pursue these objectives to facilitate a timely recognition of this premium in customer rates. However, there can be no assurance that the Company will be able to recover such amount of goodwill, if any. The acquired operation provides water and wastewater service to over 50,000 customers primarily in the areas of suburban Raleigh, Charlotte, Gastonia and Fayetteville, North Carolina. On June 30, 2004, the Company acquired certain utility assets of Florida Water Services Corporation, comprised of 63 water and wastewater systems located in central Florida for $13,820 in cash, which is less than the book value of these assets. In accordance with Florida procedures, the completed acquisition remains subject to regulatory approval by the Florida Public Service Commission and may take up to a year to obtain the necessary approval. Under the terms of the purchase agreement, the Commission's review process may result in an adjustment of the final purchase price based on the Commission's determination of plant investment for the system. The final purchase price is not expected to result in the recognition of goodwill.

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

                              Results of Operations
                              ---------------------

   Analysis of First Nine Months of 2004 Compared to First Nine Months of 2003
   ---------------------------------------------------------------------------

Revenues for the first nine months increased $60,576 or 22.8% primarily due to additional water and sewer revenues of $48,100 associated with a larger customer base due to acquisitions, principally the AquaSource acquisition which closed in July 2003, the Heater acquisition which closed in June 2004, and the Florida Water acquisition which closed in June 2004; and additional revenues of $6,800 resulting from increased water rates granted to our operating subsidiaries in Pennsylvania and five other states. Additional water revenues were generated by the infrastructure rehabilitation surcharge in Pennsylvania of $1,851.

Operations and maintenance expenses increased by $34,370 or 34.9% primarily due to the additional operating costs associated with acquisitions, principally the AquaSource and Heater acquisitions, increased pension costs, additional professional services fees, and higher water production expenses.

Depreciation expense increased $5,853 or 16.5% reflecting the utility plant placed in service since the third quarter of 2003, including the assets acquired through system acquisitions.

Amortization increased $845 due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $5,632 or 35.6% due to the additional taxes associated with the AquaSource acquisition and an increase in state taxes other than income.

Interest expense increased by $2,599 or 7.9% primarily due to additional borrowings to finance the AquaSource acquisition and capital projects, offset partially by decreased interest rates on borrowings due to the refinancing of certain existing debt issues.

Allowance for funds used during construction ("AFUDC") increased by $539 primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied. The increase in construction work in progress is associated with additional capital projects in progress, including projects associated with the AquaSource acquisition.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


Gain on sale of other assets totaled $967 in the first nine months of 2004 and $4,414 in the first nine months of 2003. The decrease is due to a decrease in the gain on sale of land realized of $3,718 partially offset by an increase in the gain on sale of marketable securities of $271.

Our effective income tax rate was 39.6% in the first nine months of 2004 and 40.0% in the first nine months of 2003. The change was due to an increase in our tax-deductible expenses.

Net income available to common stock for the first nine months increased by $5,354 or 10.3%, in comparison to the same period in 2003 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $.02 or 3.4% reflecting the change in net income and a 7.0% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the 6,868,750 additional shares issued in the May and August 2003 share offerings.


       Analysis of Third Quarter of 2004 Compared to Third Quarter of 2003
       -------------------------------------------------------------------

Revenues for the quarter increased $18,152 or 17.8% primarily due to additional water and sewer revenues of $12,900 associated with a larger customer base due to acquisitions, principally the Heater acquisition which closed in June 2004, the AquaSource acquisition which closed in July 2003, and the Florida Water acquisition which closed in June 2004; and the effect of increased rates granted to our operating subsidiaries in Pennsylvania and five other states of $4,846.

Operations and maintenance expenses increased by $9,749 or 26.5% primarily due to the additional operating costs associated with acquisitions, principally the AquaSource and Heater acquisitions, and increased pension costs, offset partially by lower insurance claims.

Depreciation expense increased $1,484 or 11.8% reflecting the utility plant placed in service since the third quarter of 2003, including the assets acquired through system acquisitions.

Amortization increased $288 due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $1,936 or 34.8% due to the additional taxes associated with the AquaSource acquisition and an increase in state taxes other than income.

Interest expense increased by $624 or 5.3% primarily due to additional borrowings to finance acquisitions and capital projects, offset partially by decreased interest rates on borrowings due to the refinancing of certain existing debt issues and $532 of interest income in connection with the arbitration award related to the final purchase price for the AquaSource acquisition received during the third quarter of 2004.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


Allowance for funds used during construction ("AFUDC") increased by $82 primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied. The increase in construction work in progress is associated with additional capital projects in progress, including projects associated with the AquaSource acquisition.

Gain on sale of other assets totaled $491 in the third quarter of 2004 and $4,194 in the third quarter of 2003. The decrease is primarily due to a decrease in the gain on sale of land as compared to the second quarter of 2003.

Our effective income tax rate was 39.5% in the third quarter of 2004 and 40.0% in the third quarter of 2003. The change was due to an increase in our tax-deductible expenses.

Net income available to common stock for the quarter increased by $467 or 2.0%, in comparison to the same period in 2003 primarily as a result of the factors described above. On a diluted per share basis, earnings equaled the amount reported in the third quarter of 2003 due to the increase in net income and a 4.1% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the 5,000,000 additional shares issued in the August 2003 share offerings.

                   Impact of Recent Accounting Pronouncements
                   ------------------------------------------

In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 supersedes FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was issued in January 2004 and permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. The Company had elected the one-time deferral allowed under FSP 106-1 and as a result any measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the consolidated financial statements and footnotes for the prior periods did not reflect the effects of the Act. The adoption of FSP 106-2 as required beginning in the quarter ended September 30, 2004 did not have a material impact on the Company's results of operations or financial position.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


                                  Recent Events
                                  -------------

In April 2000, the gasoline additive Methyl tert-Butyl Ether ("MtBE") was discovered in a production well in one of our operating subsidiaries at levels exceeding the state drinking water standard. The well was immediately taken out of service and alternate water supplies were obtained. Pursuant to a legal settlement reached with the company believed to be responsible for the contamination, we received the settlement amount in September 2004 and it was sufficient to cover our costs to develop a permanent replacement well and to cover our purchased water costs incurred on an interim basis. The replacement well was completed and placed in service in October 2004.

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

                       AQUA AMERICA, INC. AND SUBSIDIARIES


Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

             The following table summarizes Aqua America's purchases of its common stock for the quarter ending September 30, 2004:

                            Issuer Purchases of Equity Securities

                                                                            Total       Maximum
                                                                        Number of     Number of
                                                                           Shares        Shares
                                                                        Purchased      that May
                                                                       as Part of        Yet be
                                                Total                    Publicly     Purchased
                                               Number        Average    Announced     Under the
                                            of Shares     Price Paid     Plans or       Plan or
             Period                      Purchased (1)     per Share     Programs   Programs (2)
                                         -------------   ------------  -----------  ------------
             July 1-31, 2004                      502        $ 20.10            -       411,209
             August 1-31, 2004                 16,996        $ 20.18            -       411,209
             September 1-30, 2004               6,399        $ 21.85            -       411,209
                                         -------------   ------------  -----------  ------------
             Total                             23,897        $ 20.62            -       411,209
                                         =============   ============  ===========  ============


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




November 5, 2004

                                                AQUA AMERICA, INC.
                                           ------------------------------------
                                                    Registrant



                                                NICHOLAS DEBENEDICTIS
                                           ------------------------------------
                                                Nicholas DeBenedictis
                                                Chairman and President




                                                DAVID P. SMELTZER
                                           ------------------------------------
                                                David P. Smeltzer
                                                Senior Vice President - Finance
                                                and  Chief Financial Officer