Form 10-K
period 2004-12-31
AQUA AMERICA INC
filed 2005-03-15
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004                     Commission File
                                                                Number 1-6659

         AQUA AMERICA, INC. (formerly Philadelphia Suburban Corporation)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                  23-1702594
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania               19010-3489
------------------------------------------------               ----------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including                    (610) 527-8000
area code:                                                  --------------

Securities registered pursuant to Section
12(b) of the Act:
                                                Name of each exchange on
           Title of each class                      which registered
---------------------------------------       -------------------------------
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

Yes    x          No
     ----           ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b)-2).

Yes     X            No    .
      ----             ----

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004. $1,851,041,022

         For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by June 30, 2004, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.

The number of shares outstanding of each of the registrant's classes of common stock as of February 18, 2005. 95,475,161

Documents incorporated by reference

         (1) Portions of registrant's 2004 Annual Report to Shareholders have been incorporated by reference into Parts I and II of this Form 10-K Report.

         (2) Portions of the Proxy Statement, relative to the May 19, 2005 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, have been incorporated by reference into Part III of this Form 10-K Report.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-K ("10-K"), or incorporated by reference into this 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans," "future," "potential" or the negative of such terms or similar expressions. Forward-looking statements in this 10-K, or incorporated by reference into this 10-K, include, but are not limited to, statements regarding:

      o     projected capital expenditures and related funding requirements;

      o developments, trends and consolidation in the water and wastewater utility industries;

      o     dividend payment projections;

      o opportunities for future acquisitions, the success of pending acquisitions and the impact of future acquisitions;

      o the capacity of our water supplies, water facilities and wastewater facilities;

      o the impact of geographic diversity on our exposure to unusual weather;

      o     our capability to pursue timely rate increase requests;

      o our authority to carry on our business without unduly burdensome restrictions;

      o     our ability to obtain fair market value for condemned assets;

      o     the impact of fines and penalties;

      o the development of new services and technologies by us or our competitors;

      o     the availability of qualified personnel;

      o     the condition of our assets;

      o     the impact of legal proceedings;

      o     general economic conditions;

      o     acquisition-related costs and synergies; and

      o the forward-looking statements contained under the heading "Forward-Looking Statements" in the section entitled "Management's Discussion and Analysis" from the portion of our 2004 Annual Report to Shareholders incorporated by reference herein and made a part hereof.

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


         Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this 10-K and the documents that we incorporate by reference into this 10-K completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our estimates and assumptions only as of the date of this 10-K. Except for our ongoing obligations to disclose material information under the federal securities laws, we are not obligated to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

                                     PART I


Item 1.         Business

Name Change

         On January 16, 2004, Philadelphia Suburban Corporation changed its corporate name to Aqua America, Inc. In addition, we changed our ticker symbol from PSC to WTR on the New York Stock Exchange and Philadelphia Stock Exchange effective as of the opening of trading on January 20, 2004.

The Company

         Aqua America, Inc. (referred to as "Aqua America", "we" or "us") is the holding company for regulated utilities providing water or wastewater services to what we estimate to be more than 2.5 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, Florida, Indiana, Virginia, Maine, Missouri, New York and South Carolina. Our largest operating subsidiary, Aqua Pennsylvania, Inc. - formerly Pennsylvania Suburban Water Company - accounts for approximately 55% of our operating revenues and provides water or wastewater services to approximately 1.3 million residents in the suburban areas north and west of the City of Philadelphia and in 21 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our operating companies' service territories. We are the largest U.S.-based publicly-traded water utility based on number of people served.

         The following table reports our operating revenues by principal state for the year ended December 31, 2004:

                                                    Operating
                                                    Revenues
                                                     (000's)
                                                   ----------
                     Pennsylvania                  $ 254,034
                     Ohio                             37,679
                     Illinois                         32,134
                     Texas                            30,334
                     New Jersey                       20,908
                     North Carolina                   17,846
                     Indiana                          15,344
                     Florida                          12,672
                     Maine                             9,403
                     Virginia                          7,882
                     Other states                      3,803
                                                   ---------
                                                   $ 442,039
                                                   =========

         The following table indicates by customer class our operating revenues for the year ended December 31, 2004:

                                    Operating
                                    Revenues
   Customer class                    (000's)           Percent
   --------------                  ----------          -------
   Residential water                $264,910             60%
   Commercial water                   65,605             15%
   Fire protection                    20,771              5%
   Industrial water                   17,377              4%
   Other water                        23,822              5%
                                    --------          -----
   Water                             392,485             89%
   Wastewater                         35,931              8%
   Water and wastewater
    operating contracts and other     13,623              3%
                                    --------          -----
                                    $442,039            100%
                                    ========          =====

         Our customer base is diversified among residential, commercial, industrial, other water, wastewater customers and operating contracts and other customers. Residential customers make up the largest component of our customer base, with these customers representing 60% of our total water revenues. Substantially all of our water customers are metered, which allows us to measure and bill for our customers' water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during the late spring and early summer in our northern U.S. service territories. In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases water consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and water use restrictions in the affected areas, which could reduce water consumption. See "Water Supplies, Water Facilities and Wastewater Facilities" for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our customer base reduces our exposure to extreme or unusual weather conditions in any one area of our service territory.

         The growth in revenues over the past three years is a result of increases in the customer base and in water rates. The majority of the increase in customer base is due to customers added through acquisitions. During the three-year period of 2000 through 2002, our customer base increased at an annual compound rate of 3.3%. The customer growth rate in 2003 was 23.8%, and reflects the additional customers obtained in the AquaSource acquisition on July 31, 2003. In 2004, the customer growth rate was 11.5% and reflects the additional customers added through the Heater and Florida Water Services acquisitions. Overall, for the five-year period of 2000 through 2004, our customer base increased at annual compound rate of 8.8%.


Available Information

         We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You may also obtain our SEC filings from the SEC's Web site at www.sec.gov.

         Our Internet Web site address is http://www.aquaamerica.com. We make available free of charge through our internet website's Investor Relations page all of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information. These reports and information are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

         Our Board of Directors has various committees including an audit committee, an executive compensation and employee benefits committee and a corporate governance committee. Each of the three committees named above has a formal charter. We also have Corporate Governance Guidelines and a Code of Ethical Business Conduct. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge from our Web site, www.aquaamerica.com.

         In addition, you may request a copy of the foregoing filings, charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, at no cost by writing or telephoning us at the following address or telephone number:
                          Investor Relations Department
                          Aqua America, Inc.
                          762 W. Lancaster Avenue
                          Bryn Mawr, PA 19010-3489
                          Telephone: 610-527-8000

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

         Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. According to the U.S Environmental Protection Agency's ("EPA") most recent survey of publicly-owned wastewater treatment facilities in 2000, there are approximately 16,000 such facilities in the nation serving approximately 72% of the U.S. population. The remaining population represents individual homeowners with their own treatment facilities; for example, community on-lot disposal systems and septic tank systems. The vast majority of wastewater facilities are government-owned rather than privately-owned. The EPA survey also indicated that there are approximately 6,600 wastewater facilities in operation or planned in the 13 states where we operate.

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

         We are actively exploring opportunities to expand our utility operations through acquisitions or other growth ventures. As of December 31, 2004, we had completed 111 acquisitions or other growth ventures during the past five years.

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

Water Supplies, Water Facilities and Wastewater Facilities

         Our water utility operations obtain their water supplies from surface water sources such as reservoirs, lakes, ponds, rivers and streams, in addition to obtaining water from wells and purchasing water from other water suppliers. Less than 10% of our water sales are purchased from other suppliers. It is our policy to obtain and maintain the permits necessary to obtain the water we distribute.
Our supplies by principal service area are as follows:

o Suburban Philadelphia - The principal supply of water is surface water from eight rural streams, two rivers (Schuylkill River and Delaware River), and the Upper Merion Reservoir, a former quarry now impounding groundwater. Wells and interconnections with adjacent municipal authorities supplement these surface supplies.
o Pennsylvania (other than suburban Philadelphia) - The Roaring Creek Division draws its water from a man-made lake within a 12,000 acre watershed and two wells also located in the watershed. The Susquehanna Division obtains its water supply from wells. The Shenango Division draws its water from the Shenango River. The Waymart and Whitehaven Divisions' water supply is obtained from wells.
o Ohio - Water supply is obtained for customers in Lake County from Lake Erie. Customers in Mahoning County obtain their water from man-made lakes and the Ashtabula division is supplied by purchased water. Water supply is obtained for customers in Stark and Summit Counties from wells. In Trumbull County, customers are served through an interconnection from our Pennsylvania division.
o North Carolina - Water supply in 669 divisions is obtained principally from wells, with several divisions purchasing water from neighboring municipalities.
o Illinois - Water supply is obtained for customers in Kankakee County from the Kankakee River and satellite wells, while customers in Vermilion County are supplied from Lake Vermilion. In Will, Lee, Boone, Lake and Knox counties, our customers are served from wells.
o Texas - Water supply in 295 non-contiguous water systems is obtained principally from wells, supplemented in some cases by purchased water from adjacent surface water systems.
o Florida - Water supply in the majority of the 70 water systems is obtained principally from wells, supplemented in some cases by purchased water from adjacent surface water systems.
o New Jersey - Water supply in our three non-contiguous divisions is obtained principally from wells and is supplemented with purchased water in two divisions.
o Indiana - Water supply in three water systems is obtained principally from wells.
o Virginia - Water supply in 124 non-contiguous divisions is obtained from wells, one division's supply is from surface water, and four divisions supplement their supply with purchased water from a nearby water system.
o Maine - Eleven non-contiguous water systems obtain their water supply as follows: five systems use groundwater, five systems use surface water and one system purchases water from a neighboring municipal district.

         Generally we believe that the capacities of our sources of supply, and our water treatment, pumping and distribution facilities are generally sufficient to meet the present requirements of our customers under normal conditions. We plan system improvements and additions to capacity in response to changing regulatory standards, changing patterns of consumption and increased demand from a growing number of customers. The various state public utility commissions have generally recognized the operating and capital costs associated with these improvements in setting water rates.

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

         We have not had a drought warning or drought emergency since 2002. A drought warning calls for a 10 to 15 percent voluntary reduction of water use, particularly non-essential uses of water. A drought emergency imposes a ban on nonessential water use.

         We believe that our wastewater treatment facilities are generally adequate to meet the present requirements of our customers. In addition, we own several sewer collection systems where the wastewater is treated at a municipally-owned facility. Capital funds are budgeted to address inflow and infiltration in the collection systems, and wet weather flows at our lift stations and treatment plants, and other conditions and requirements can affect compliance. Changes in regulatory requirements may be reflected in revised permit limits and conditions when NPDES permits are renewed, typically on a five-year cycle. Capital improvements are planned and budgeted to meet anticipated changes in regulations and needs for increased capacity related to projected growth. The various state public utility commissions have generally recognized the operating and capital costs associated with these improvements in setting wastewater rates for current customers and capacity charges for new customers.

Economic Regulation

         Most of our water and wastewater utility operations are subject to regulation by their respective state regulatory commissions, which have broad administrative power and authority to regulate rates and charges, determine franchise areas and conditions of service and authorize the issuance of securities. The regulatory commissions also establish uniform systems of accounts and approve the terms of contracts with affiliates and customers, business combinations with other utility systems, loans and other financings, and the franchise areas that we serve. Some of our operations are subject to rate regulation by county or city governments. The profitability of our utility operations is influenced to a great extent by the timeliness and adequacy of rate allowances in the various states in which we operate. Accordingly, we maintain a rate case management capability to provide that the tariffs of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations, capital, taxes, energy, materials and compliance with environmental regulations. In the states in which we operate, we are subject to regulation by the following state regulatory commissions:

         State                      Regulatory Commission
         -----                      ---------------------
         Pennsylvania               Pennsylvania Public Utility Commission
         Ohio                       The Public Utilities Commission of Ohio
         North Carolina             North Carolina Utilities Commission
         Illinois                   Illinois Commerce Commission
         Texas                      Texas Commission on Environmental Quality
         New Jersey                 New Jersey Board of Public Utilities
         Florida                    Florida Public Service Commission
         Indiana                    Indiana Utility Regulatory Commission
         Virginia                   Virginia State Corporation Commission
         Maine                      Maine Public Utilities Commission
         Missouri                   Missouri Public Service Commission
         New York                   New York Public Service Commission
         South Carolina             South Carolina Public Service Commission

        Four states in which we operate permit water utilities, and in some states wastewater utilities, to add a surcharge to their water or wastewater bills to offset the additional depreciation and capital costs associated with certain capital expenditures related to replacing and rehabilitating infrastructure systems. Prior to these mechanisms being approved, water and wastewater utilities absorbed all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues. The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag. The infrastructure rehabilitation surcharge mechanism is intended to substantially reduce regulatory lag which often acted as a disincentive to water and wastewater utilities to rehabilitate their infrastructure. In addition, our subsidiaries in certain states use a surcharge or credit on their bill to reflect changes in certain costs, such as changes in state tax rates, until such time as the costs are incorporated into base rates.

         Currently, Pennsylvania, Illinois, Ohio and Indiana allow for the use of infrastructure rehabilitation surcharges. These mechanisms typically adjust periodically based on additional qualified capital expenditures completed or anticipated in a future period. The infrastructure rehabilitation surcharge is capped at a percentage of base rates, generally 5% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. Infrastructure rehabilitation surcharges provided revenues of $7,817,000 in 2004, $8,147,000 in 2003 and $5,518,000 in 2002.

         In general, we believe that Aqua America, Inc. and its subsidiaries have valid authority, free from unduly burdensome restrictions, to enable us to carry on our business as presently conducted in the franchised or contracted areas we now serve. The rights to provide water or wastewater service to a particular franchised service territory are generally non-exclusive, although the applicable regulatory commissions usually allow only one regulated utility to provide service to a given area. In some instances, another water utility provides service to a separate area within the same political subdivision served by one of our subsidiaries.

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

         In December 2004, as a result of the settlement of a condemnation action, our Ohio operating subsidiary sold its water utility assets within the municipal boundaries of the City of Geneva in Ashtabula County, Ohio for net proceeds of approximately $4,716,000, which was in excess of the book value for these assets. The sale resulted in the recognition in the fourth quarter of 2004 of a gain on the sale of these assets, net of expenses, of $2,342,000. We continue to operate this water system for the City of Geneva under an operating contract that began upon the closing of the sale for a period through December 2006. The operating contract provides for an annual base operating fee of $135,000 and allows for additional fees to be earned commensurate with the services provided. These water utility assets represent less than 1% of Aqua America's total assets, and the total number of customers included in the water system sold represents less than 1% of our total customer base.

         In December 2002, as a result of the settlement of a condemnation action, our Ohio operating subsidiary sold its water utility assets in the unincorporated areas of Ashtabula County and the area within the Village of Geneva on the Lake to Ashtabula County, Ohio for approximately $12,118,000, which was in excess of the book value for these assets. The sale resulted in the recognition in the fourth quarter of 2002 of a gain on the sale of these assets, net of expenses, of $5,676,000. We continue to operate this water system for Ashtabula County under a multi-year operating contract. The water utility assets sold represent less than 1% of our total assets, and the total number of customers included in the water system sold represents less than 1% of our total customer base. The increase in earnings associated with reinvesting the sale's proceeds and the operating income generated by the operating contract has offset the loss of this water system's historic contribution to income.

         The City of Fort Wayne, Indiana has authorized the acquisition, by eminent domain or otherwise, of a portion of the utility assets of one of the operating subsidiaries that we acquired in connection with the AquaSource acquisition in 2003. We have challenged whether the City is following the correct legal procedures in connection with the City's attempted condemnation and we have challenged the City's valuation of this portion of our system. The portion of the system under consideration represents approximately 1% of our total customer base. While we continue to discuss this matter with officials from the City of Fort Wayne, we continue to protect our interests in this proceeding.

         We believe that our operating subsidiaries will be entitled to fair market value for any assets that are condemned, and we believe the fair market value will be in excess of the book value for such assets. Despite the sales and possible condemnation referred to above, our strategy continues to be to acquire additional water and wastewater systems, maintain our existing systems, and actively oppose efforts by municipal governments to acquire any of our operations, particularly for less than the fair market value of our operations or where the municipal government seeks to acquire more than it is entitled to under the applicable law or agreement.


Environmental, Health and Safety Regulation

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

         Environmental compliance issues remain at various water and wastewater facilities associated with acquired systems, including facilities acquired in connection with the AquaSource acquisition that was completed in July 2003, the Heater and Florida Water Service acquisitions completed in June 2004 and the acquisitions of small utilities in Northeastern Pennsylvania. We believe that the capital expenditures required to address these compliance issues have been budgeted in our capital program and represent less than 10% of our total capital expenditures over the next five years. We are parties to agreements with regulatory agencies in Texas, Florida, Indiana, Virginia and North Carolina under which we have committed to make certain improvements for environmental compliance. These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection to us from fines, penalties and other actions while corrective measures are being implemented. We are actively working directly with state environmental officials to implement or amend these agreements as necessary. Regulatory agencies have imposed some fines and penalties with respect to existing compliance issues at the acquired operations, but none have been material. To the extent they have arisen from incidents that occurred prior to our purchase of the acquired operations, we have made indemnity claims for such amounts against the sellers under the applicable purchase agreements.

Safe Drinking Water Act - The Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act and its amendments set standards on the amount of certain microbial and chemical contaminants and radionuclides allowable in drinking water. Current requirements under the Safe Drinking Water Act are not expected to have a material impact on our operations or financial condition as we have made and are making investments to meet existing water quality standards. We may, in the future, be required to change our method of treating drinking water at certain sources of supply if additional regulations become effective.

         EPA's issuance of a rule regulating radon in tap water has been postponed repeatedly since 1991. Limits for radon in tap water, if promulgated, would probably become effective 4 or 5 years after promulgation and would likely contain two standards to recognize cost-effective alternative approaches to dealing with radon in indoor air. We anticipate that the higher level established by such a rule might require treatment at a small percentage of our wells, primarily in North Carolina, Pennsylvania and Virginia. If the states in which we operate elect not to implement general radon reduction (Multi-Media Mitigation) programs, then a more stringent limit for radon could apply and a larger number of wells would be affected. We anticipate that states will adopt Multi-Media Mitigation programs, and the capital costs to comply with this future regulation could approximate $4,000,000 over a five year period, and is less than 3% of our typical annual capital expenditures. The costs could be higher if a promulgated regulation does not allow for Multi-Media Mitigation, or states choose not to adopt such programs. It is not possible at this time to reasonably project what the potential impact on the capital budget, if any, might be from these rules, but the impact is not expected to have a material impact on our results of operations or financial condition.

         The Safe Drinking Water Act provides for the regulation of radionuclides other than radon, such as radium and uranium. The new Radionuclides Rule that became effective in December 2003 left unchanged the existing standards for gross alpha and radium, but changed the monitoring protocol. The rule also added a maximum contaminant level for uranium. The rule will require additional testing over the next two years and will require treatment at some of our smaller groundwater facilities by January 2006. The capital cost of compliance is expected to be less than $3,300,000. The impact of the new rulemaking is not expected to have a material impact on our results from operations or financial condition.

         In order to remove or inactivate microbial organisms, rules were issued by the EPA to improve disinfection and filtration of potable water and reduce consumers' exposure to disinfectants and by-products of the disinfection process. In the future, we may be required to install filtration or other treatment, for one currently unfiltered surface water supply. The cost of this treatment, should it be required, is not expected to exceed $5,000,000. Certain small groundwater systems could be reclassified as being influenced by surface water. This may require additional treatment or the development of replacement sources of supply over time, the cost for which is not expected to exceed a total of $3,000,000.

         The EPA is expected to promulgate a Long Term 2 Enhanced Surface Water Treatment Rule and a Stage 2 Disinfection/Disinfection By-product Rule in 2005. These rules are expected to result in additional one-time special monitoring costs of approximately $200,000 over a two-year period in 2006 and 2007. The results of the monitoring might require modification of treatment, including capital improvements, in year 2008 and beyond. It is not possible at this time to reasonably project the potential impact on the capital budget, if any, from these rules, but the impact is not expected to have a material impact on our results of operations or financial condition.

         The new rule lowering the limit on arsenic which was promulgated in 2001 and becomes effective in 2006, with a provision for further time extensions for small systems. The new rule will require installation of treatment or development of alternative supplies at a very limited number of our groundwater sources. The largest of these, in Pennsylvania, was equipped with a treatment mechanism in 2004 and the treatment mechanism is performing as designed. The cost of additional capital improvements elsewhere in our systems to fully achieve compliance with this regulation is not expected to exceed $500,000.

         In April 2000, the gasoline additive Methyl tert-Butyl Ether ("MtBE") was discovered in a production well in one of our operating subsidiaries at levels exceeding the state drinking water standard. The well was immediately taken out of service and alternate water supplies were obtained. Pursuant to a legal settlement reached with the company believed to be responsible for the contamination, we received $2,000,0000 in September 2004. The settlement amount was sufficient to cover our costs to develop a permanent replacement well and to cover our purchased water costs incurred on an interim basis. The replacement well was completed and placed in service in October 2004. Traces of MtBE may be found throughout the environment as the result of extensive use of MtBE as a gasoline additive.

Clean Water Act - The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams, and groundwater. We operate 213 facilities with such discharges in nine states. It is our policy to obtain and maintain all required permits and approvals for the discharges from these water and wastewater facilities, and to comply with all conditions of those permits and other regulatory requirements. A program is in place to monitor facilities for compliance with permitting, monitoring and reporting for wastewater discharges. From time to time, discharge violations may occur which may result in fines. We are also parties to compliance agreements with regulatory agencies in several states where we operate while improvements are being made to address wastewater discharge compliance issues. These fines and penalties, if any, are not expected to have a material impact on our results of operations or financial condition. The required costs to comply with the agreements previously cited are included in the capital budget are not expected to be significant, and are expected to be recoverable in rates.

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

         In Pennsylvania, the Department of Environmental Protection has recently adopted the use of a new formula for determining the magnitude of a probable maximum flood. We are studying our dams to determine what improvements may be needed to our dams as a result of this new calculation. As a result of the initial results of the studies, we have identified three dams that could require capital improvements of approximately $7 million in the aggregate. We believe that the capital expenditures that could be required by the new formula would be recoverable in our rates. Similarly, in Ohio, the Department of Natural Resources has adopted the use of a new formula. We have studied our dams in Ohio and it has been determined that some of the dams will require improvements. Based on the preliminary results, we believe that capital expenditures of approximately $4.2 million in the aggregate will be required on three dams in Ohio over the next two years.

Safety Standards - Our facilities and operations may be subject to inspections by representatives of the Occupational Safety and Health Administration from time to time. We maintain safety policies and procedures to maintain compliance with the Occupational Safety and Health Administration's rules and regulations, but violations may occur from time to time, which may result in fines and penalties, which are not expected to be material. We endeavor to correct such violations promptly after they are brought to our attention.


Employee Relations

       As of December 31, 2004, we employed a total of 1,442 full-time employees. Our subsidiaries are parties to 10 agreements with labor unions covering 434 employees that expire at various times between March 2006 and May 2009. Based on the number of employees covered by each agreement, a substantial portion of the agreements expire in 2006.


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

         Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and federal and state regulations issued under these laws by the United States Environmental Protection Agency and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the United States and states. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot assure you that we have been or will be at all times in total compliance with these laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and our permits, it is possible that new or stricter standards could be imposed that will raise our operating costs. Although these costs may be recovered in the form of higher rates, there can be no assurance that the various state public utility commissions or similar regulatory bodies that govern our business would approve rate increases to enable us to recover such costs. In summary, we cannot assure you that our costs of complying with, or discharging liability under, current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.

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

         An important element of our growth strategy is the acquisition and integration of water and wastewater systems in order to broaden our current, and move into new, service areas. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. It is our intent, when practical, to integrate any businesses we acquire with our existing operations. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management's time and resources. Future acquisitions by us could result in:

         o  dilutive issuances of our equity securities;
         o  incurrence of debt and contingent liabilities;
         o  failure to have effective internal control over financial reporting;
         o  fluctuations in quarterly results; and
         o  other acquisition-related expenses.

         Some or all of these items could have a material adverse effect on our business and our ability to finance our business and comply with regulatory requirements. The businesses we acquire in the future may not achieve sales and profitability that would justify our investment and any difficulties we encounter in the integration process, including in the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. In addition, as consolidation becomes more prevalent in the water and wastewater industries, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions.

CONTAMINATION TO OUR WATER SUPPLY MAY RESULT IN DISRUPTION IN OUR SERVICES AND LITIGATION WHICH COULD ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

         Our water supplies are subject to contamination, including contamination from the development of naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as MtBE, and possible terrorist attacks. In the event that our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results and financial condition. The costs we incur to decontaminate a water source or an underground water system could be significant and could adversely affect our business, operating results and financial condition and may not be recoverable in rates. We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Our insurance policies may not be sufficient to cover the costs of these claims.

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

WE DEPEND SIGNIFICANTLY ON THE SERVICES OF THE MEMBERS OF OUR MANAGEMENT TEAM, AND THE DEPARTURE OF ANY OF THOSE PERSONS COULD CAUSE OUR OPERATING RESULTS TO SUFFER.

       Our success depends significantly on the continued individual and collective contributions of our management team. The loss of the services of any member of our management team or the inability to hire and retain experienced management personnel could harm our operating results.

Item 2.  Properties.

         Our properties consist of transmission and distribution mains and conduits, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, supply lines, dams, reservoirs, buildings, vehicles, land, easements, rights and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage and distribution of water and the collection and treatment of wastewater. Substantially all of our properties are owned by our subsidiaries and are subject to liens of mortgage or indentures. These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries. For certain properties that we acquired through the exercise of the power of eminent domain and certain other properties we purchased, we hold title for water supply purposes only. We own, operate and maintain several thousand miles of transmission and distribution mains, 21 water treatment plants, many well treatment stations, and 213 wastewater treatment plants. Some properties are leased under long-term leases. The following table indicates our net utility plant, in thousands of dollars, as of December 31, 2004 in the principal states where we operate:


                                                 Net Property
                                                  Plant and
                                                  Equipment
                                                 ------------
                     Pennsylvania                 $1,225,914
                     Illinois                        168,940
                     Ohio                            166,439
                     Texas                           148,836
                     North Carolina                  121,326
                     New Jersey                      104,273
                     Indiana                          82,443
                     Florida                          49,772
                     Maine                            39,300
                     Virginia                         29,107
                     Missouri                          4,187
                     Inter-company eliminations
                       and other states              (70,725)
                                                  ----------
                                                  $2,069,812
                                                  ==========

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

Item 3.  Legal Proceedings

         There are various legal proceedings in which we are involved. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our properties is the subject that are material or are expected to have a material effect on our financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II


Item 5.  Market for the Registrant's Common Stock, Related Stockholder
                Matters and Purchases of Equity Securities

         Our common stock is traded on the New York Stock Exchange and the Philadelphia Stock Exchange under the ticker symbol WTR. As of February 18, 2005, there were approximately 24,306 holders of record of our common stock.

         The following table shows the high and low intraday sales prices for our common stock as reported on the New York Stock Exchange composite transactions reporting system and the cash dividends paid per share for the periods indicated (all per share data as presented has been adjusted for the 2003 5-for-4 common stock split effected in the form of a stock distribution):

                                        First      Second        Third       Fourth
                                       Quarter     Quarter       Quarter     Quarter      Year
                                      ---------------------------------------------------------
2004
-----------------------------------------------------------------------------------------------
Dividend paid per common share         $ 0.12       $ 0.12       $ 0.12      $ 0.13     $ 0.49
Dividend declared per common share       0.12         0.12         0.25           -       0.49
Price range of common stock
 - high                                 22.85        21.96        22.22       24.64      24.64
 - low                                  20.00        18.98        18.90       20.77      18.90

2004
-----------------------------------------------------------------------------------------------
Dividend paid per common share         $0.112      $ 0.112       $0.112      $0.120     $0.456
Dividend declared per common share      0.112        0.112        0.232           -      0.456
Price range of common stock
 - high                                 17.83        19.85        20.07       22.40      22.40
 - low                                  15.77        17.22        18.28       18.71      15.77



        We have paid common dividends consecutively for 60 years. Effective December 1, 2004, our Board of Directors authorized an increase of 8.3% in the dividend rate over the amount Aqua America, Inc. paid in the previous quarter. As a result of this authorization, beginning with the dividend payment in December 2004, the annualized dividend rate increased to $0.52 per share. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to our earnings and financial condition, regulatory requirements and such other factors as our Board of Directors may deem relevant. During the past five years, our common dividends paid have averaged 56.6% of net income.

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

         The following table summarizes the Company's purchases of its common stock for the quarter ending December 31, 2004:

                           Issuer Purchases of Equity Securities
                           -------------------------------------
                                                                   Total        Maximum
                                                               Number of      Number of
                                                                  Shares         Shares
                                                               Purchased       that May
                                                              as Part of         Yet be
                                     Total                      Publicly      Purchased
                                    Number        Average      Announced      Under the
                                 of Shares     Price Paid       Plans or        Plan or
Period                       Purchased (1)      per Share       Programs   Programs (2)
------                       -------------    -----------    -----------   ------------

October 1-31, 2004                   6,307         $21.78              -        411,209
November 1-30, 2004                  7,608         $23.30              -        411,209
December 1-31, 2004                 10,058         $23.65              -        411,209
                                   -------        -------          -----       --------
Total                               23,973         $23.04              -        411,209
                                   =======        =======          =====       ========



Item 6.  Selected Financial Data

         The information appearing in the section captioned "Summary of Selected Financial Data" from the portions of our 2004 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K Report is incorporated by reference herein.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information appearing in the section captioned "Management's Discussion and Analysis" from the portions of our 2004 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K Report is incorporated by reference herein.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed-rate, long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates and short-term debt, which is at floating interest rates. As of December 31, 2004, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for fixed-rate, long-term debt are as follows:

--------------------------------------------------------------------------------------------------
                                                                                             Fair
                        2005     2006      2007      2008    2009   Thereafter    Total     Value
--------------------------------------------------------------------------------------------------
Long-term
 debt (fixed rate)    $50,195   $24,623  $31,068   $23,756  $6,816   $698,198   $834,656   $863,247
--------------------------------------------------------------------------------------------------
Weighted average
 interest rate           7.19%     5.69%    5.10%     6.66%   4.89%      5.93%      6.00%
--------------------------------------------------------------------------------------------------

         From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the "available-for-sale" marketable equity securities. As of December 31, 2004, we owned no marketable equity securities as we sold the balance of our securities during 2004. The market risks that we are exposed to are less than the risks that we were exposed to in the prior year.

Item 8.  Financial Statements and Supplementary Data

         Information appearing under the captions "Consolidated Statements of Income and Comprehensive Income", "Consolidated Balance Sheets", "Consolidated Cash Flow Statements", "Consolidated Statements of Capitalization", "Consolidated Statements of Common Stockholders' Equity" and "Notes to Consolidated Financial Statements" from the portions of our 2004 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K Report is incorporated by reference herein. Also, the information appearing in the sections captioned "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" from the portions of our 2004 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K Report is incorporated by reference herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Management's Report on Internal Control Over Financial Reporting - Our management's report on internal control over financial reporting is set forth in
Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

(c) Changes in Internal Control over Financial Reporting - No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On December 9, 2004, the Board of Directors approved the following recommendations of the Executive Compensation and Employee Benefits Committee regarding compensation for Aqua America's Non-employee Directors:

         Effective January 1, 2005, Non-Employee Director members of the Board of Directors will receive an annual retainer fee of $12,500, payable quarterly, plus an annual grant of restricted stock with a value of $25,000 to be issued on the first of the month following the Annual

         Meeting of Shareholders. The restricted stock vests six months after the date of grant. Non-Employee Directors also receive a fee of $1,500 for attendance at each meeting of the Board of Directors and a meeting fee for attendance at each committee meeting of $1,250 for the Audit Committee and $1,000 for other committees. In addition, each committee Chairman who is a Non-Employee Director receives an annual retainer fee of $5,000 for the Chairmen of the Audit Committee and Corporate Governance Committee and $2,500 for the Chairmen of other committees.

All directors are reimbursed for reasonable expenses incurred in connection with attendance at Board or Committee meetings. Directors who are full-time employees of Aqua America do not receive a retainer or fees for service on the Board of Directors or committees of the Board. Directors are eligible to defer part or all of their fees under Aqua America's Director Deferral Plan. Amounts deferred accrue interest at the prime interest rate plus 1.0%. Amounts deferred are not funded.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant


         We make available free of charge within the Investor Relations / Corporate Governance section of our Internet Web site, at www.aquaamerica.com, and in print to any shareholder who requests, our Corporate Governance Guidelines, the Charters of each Committee of our Board of Directors, and our Code of Ethical Business Conduct. Requests for copies may be directed to Investor Relations Department, Aqua America, Inc., 762 W. Lancaster Avenue, Bryn Mawr, PA 19010-3489. Amendments to the Code, and any grant of waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on the Company's Web site. The information contained on our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.



Directors of the Registrant, Audit Committee Financial Expert and Filings under
Section 16(c)

         The information appearing in the sections captioned "Information Regarding Nominees and Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement relating to our May 19, 2005, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Executive Officers of the Registrant

         The following table and the notes thereto set forth information with respect to our executive officers, including their names, ages, positions with Aqua America, Inc. and business experience during the last five years:

                                               Position with
Name                               Age         Aqua America, Inc. (1)
----                               ---         -----------------------

Nicholas DeBenedictis               59         President  and Chairman (May 1993 to present);  President and Chief  Executive
                                               Officer (July 1992 to May 1993);  Chairman and Chief Executive  Officer,  Aqua
                                               Pennsylvania,  Inc. (July 1992 to present);  President,  Philadelphia Suburban
                                               Water Company (February 1995 to January 1999) (2)

Roy H. Stahl                        52         Executive Vice President and General Counsel (May 2000 to present);  Secretary
                                               (June 2001 to present);  Senior Vice President and General Counsel (April 1991
                                               to May 2000) (3)

David P. Smeltzer                   46         Senior Vice President - Finance and Chief Financial  Officer (December 1999 to
                                               present);  Vice President - Finance and Chief  Financial  Officer (May 1999 to
                                               December 1999); Vice President - Rates and Regulatory Relations,  Philadelphia
                                               Suburban Water Company (March 1991 to May 1999) (4)

Richard R. Riegler                  58         Senior Vice President - Engineering and  Environmental  Affairs  (January 1999
                                               to present);  Senior Vice President - Operations,  Philadelphia Suburban Water
                                               Company (April 1989 to January 1999) (5)

Richard D. Hugus                    55         President, Southern Operations (August 2003 to present); Vice President - Corporate
                                               Development, Pennsylvania Suburban Water Company (March 1991 to August 2003) (6)

Karl M. Kyriss                      54         President - Aqua Pennsylvania (March 2003 to present)  (7)

Robert G. Liptak, Jr.               57         President, Northern Operations (March 1999 to present);  President,  Consumers
                                               Pennsylvania Water Company (1980 to March 1999) (8)

Robert A. Rubin                     42         Controller and Chief Accounting Officer (March 2004 to present); Controller
                                               (March 1999 to March 2004) (9)


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

(6) Mr. Hugus was Vice President and Treasurer of Philadelphia Suburban Water Company from December 1988 to March 1991.

(7) Mr. Kyriss was Vice President - Northeast Region of American Water Works Services Company from 1997 to 2003.

(8) Mr. Liptak was President of Consumers Pennsylvania Water Company from 1980 to March 1999.

(9) Mr. Rubin was Accounting Manager with Aqua America, Inc. from June 1989 to June 1994. He then served from June 1994 to March 1999 as Assistant Controller of Philadelphia Suburban Water Company.


Item 11.  Executive Compensation

         The information appearing in the sections captioned "Executive Compensation" of the Proxy Statement relating to our May 19, 2005, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder matters

Ownership of Common Stock - The information appearing in the section captioned "Ownership of Common Stock" of the Proxy Statement relating to our May 19, 2005, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans - The following table provides information for our equity compensation plan as of December 31, 2004:


-------------------------------------------------------------------------------------------------------------
                                                                                 Number of securities
                           Number of securities                                  remaining available for
                           to be issued upon           Weighted-average          future issuance under
                           exercise of                 exercise price of         equity compensation plans
                           outstanding options,        outstanding options,      (excluding securities)
Plan Category              warrants and rights (a)     warrants and rights (b)   reflected in column (a)
-------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved
by security holders            3,050,237                    $14.96                       3,678,584
--------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders                    0                         0                               0
--------------------------------------------------------------------------------------------------------------
Total                          3,050,237                    $14.96                       3,678,584
--------------------------------------------------------------------------------------------------------------


Item 13.  Certain Relationships and Related Transactions

         The information appearing in the sections captioned "Certain Relationships and Related Transactions" of the Proxy Statement relating to our May 19, 2005, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

         The information appearing in the section captioned "Independent Registered Public Accounting Firm - Services and Fees" of the Proxy Statement relating to our May 19, 2005, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.


                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


Financial Statements. The following is a list of our consolidated financial statements and supplementary data incorporated by reference in Item 8 hereof:

         Management's Report on Internal Control Over Financial Reporting

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets - December 31, 2004 and 2003

         Consolidated Statements of Income and Comprehensive Income - 2004, 2003 and 2002

         Consolidated Cash Flow Statements - 2004, 2003 and 2002

         Consolidated Statements of Capitalization - December 31, 2004 and 2003

         Consolidated Statements of Common Stockholders' Equity - December 31, 2004, 2003 and 2002

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

                                               EXHIBIT INDEX

Exhibit No.
-----------
    3.1       Restated Articles of Incorporation (as of December 9, 2004) (20) (Exhibit 3.1)

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

    4.6       Twenty-eighth Supplemental Indenture dated as of April 1, 1993 (6) (Exhibit 4.15)

    4.7       Twenty-ninth Supplemental Indenture dated as of March 30, 1995 (7) (Exhibit 4.17)

    4.8       Thirtieth Supplemental Indenture dated as of August 15, 1995 (8) (Exhibit 4.18)

    4.9       Thirty-first Supplemental Indenture dated as of July 1, 1997 (10) (Exhibit 4.22)

   4.10       First Amended and Restated Rights Agreement, dated as of February 20, 2004 between Aqua
              America, Inc. and Equiserve Trust Company, N.A., as Rights Agent. (22) (Exhibit 4.10)

   4.11       Thirty-second Supplement Indenture, dated as of October 1, 1999 (12) (Exhibit 4.26)

   4.12       Thirty-third Supplemental Indenture, dated as of November 15, 1999.(13) (Exhibit 4.27)

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

   4.23       Note Purchase Agreement among the note purchasers and Philadelphia Suburban Corporation, dated July 31, 2003 (19) (4.27)

   4.24       Credit Agreement dated as of July 31, 2003, between Philadelphia Suburban Corporation and PNC Bank, National Association (19) (4.28)

   4.25       Fifth Amendment to Revolving Credit Agreement dated as of December 14, 2003, between
              Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water
              Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet
              National Bank, National City Bank dated as of December 22, 1999. (22) (Exhibit 4.25)

   4.26       Credit Agreement dated as of May 28, 2004, between Aqua America, Inc. and PNC Bank,
              National Association (21) (4.26)

   4.27       Sixth Amendment to Revolving Credit Agreement dated as of December 12, 2004 between Aqua
              Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association,
              Citizens Bank of Pennsylvania, Fleet National Bank, National City Bank dated as of
              December 22, 1999.

   4.28       Thirty-eighth Supplemental Indenture, dated as of November 15, 2004.

   10.1       Excess Benefit Plan for Salaried Employees, effective December 1, 1989* (4)
              (Exhibit 10.4)

   10.2       Supplemental Executive Retirement Plan, effective  December 1, 1989*  (4) (Exhibit 10.5)

   10.3       Supplemental Executive Retirement Plan, effective March 15, 1992* (1) (Exhibit 10.6)

   10.4       Employment letter agreement with Mr. Nicholas DeBenedictis* (1) (Exhibit 10.8)

   10.5       1994 Equity Compensation Plan, as amended by Amendment effective August 5, 2003*  (22) (Exhibit 10.5)

   10.6       Placement Agency Agreement between Philadelphia Suburban Water Company and PaineWebber
              Incorporated dated as of March 30, 1995 (7) (Exhibit 10.12)


                                               EXHIBIT INDEX

Exhibit No.
-----------
   10.7       Bond Purchase Agreement among the Delaware County Industrial Development Authority,
              Philadelphia Suburban Water Company and Legg Mason Wood Walker, Incorporated dated
              August 24, 1995 (8) (Exhibit 10.13)

   10.8       Construction and Financing Agreement between the Delaware County Industrial Development
              Authority and Philadelphia Suburban Water Company dated as of August 15, 1995 (8)
              (Exhibit 10.14)

   10.9       Philadelphia Suburban Corporation Amended and Restated Executive Deferral Plan* (22)
              (Exhibit 10.9)

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

  10.13       The Director Deferral Plan*  (22) (Exhibit 10.13)

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


                                               EXHIBIT INDEX

Exhibit No.
-----------
  10.22       Agreement among Philadelphia Suburban Corporation, Philadelphia Suburban Water Company
              and David P. Smeltzer, dated August 7, 2001* (15) (10.40)

  10.23       Agreement among Philadelphia Suburban Corporation, Philadelphia Suburban Water Company
              and Richard D. Hugus, dated August 7, 2001* (22) (Exhibit 10.23)

  10.24       2003 Annual Cash Incentive Compensation Plan* (18) (Exhibit 10.46)

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

  10.29       2005 Annual Cash Incentive Compensation Plan*

  10.30       2004 Annual Cash Incentive Compensation Plan* (22) (Exhibit 10.30)

  10.31       Bond Purchase Agreement among the Northumberland County Industrial Development
              Authority, Aqua Pennsylvania, Inc., and Sovereign Securities Corporation, LLC, dated
              November 16, 2004.

  10.32       Aqua America, Inc. 2004 Equity Compensation Plan*  (23)

  10.33       2005 Executive Deferral Plan*

  10.34       2005 Director Deferral Plan*

  10.35       Directors' Compensation*

   13.1       Selected portions of Annual Report to Shareholders for the year ended December 31, 2004 incorporated by reference in Annual Report on Form 10-K for the year ended December 31,
              2004

     21.      Subsidiaries of Aqua America, Inc.

   23.1       Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP

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

(11)       Filed as an Exhibit to Form 8-K filed August 7, 1997.

(12)       Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(13)       Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

(14)       Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(15)       Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2001.

(16)       Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(17)       Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(18)       Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2002.

(19)       Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(20)       Filed as an Exhibit to Form 8-K filed December 9, 2004.

(21)       Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(22)       Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2003.

(23)       Filed as Appendix C to definitive Proxy Statement dated April 2, 2004.


*Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AQUA AMERICA, INC.





                                          By    NICHOLAS DEBENEDICTIS
                                                -------------------------------
                                                Nicholas DeBenedictis
                                                President and Chairman



Date:  March 14, 2005

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NICHOLAS DEBENEDICTIS                        DAVID P. SMELTZER
-----------------------------                ----------------------------------
Nicholas DeBenedictis                        David P. Smeltzer
President and Chairman                       Senior Vice President - Finance and
(principal executive officer)                Chief Financial Officer
and Director


ROBERT A. RUBIN                              MARY C. CARROLL
-----------------------------                ----------------------------------
Robert A. Rubin                              Mary C. Carroll
Principal Accounting Officer                 Director



RICHARD H. GLANTON                           WILLIAM P. HANKOWSKY
-----------------------------                ----------------------------------
Richard H. Glanton                           William P. Hankowsky
Director                                     Director



JOHN F. MCCAUGHAN                            JOHN E. MENARIO
-----------------------------                ----------------------------------
John F. McCaughan                            John E. Menario
Director                                     Director



RICHARD L. SMOOT
-----------------------------
Richard L. Smoot
Director