Form 10-Q
period 2005-03-31
AQUA AMERICA INC
filed 2005-05-09
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to ________________________


                          Commission File Number 1-6659


                               AQUA AMERICA, INC.
                               ------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 20, 2005.

95,796,874.
-----------

Part I - Financial Information
Item 1.  Financial Statements

                       AQUA AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)

                                   (UNAUDITED)

                                                                                         March 31,          December 31,
                                        Assets                                             2005                2004
                                                                                        --------------------------------
Property, plant and equipment, at cost                                                  $ 2,659,056         $ 2,626,151
Less accumulated depreciation                                                               570,257             556,339
                                                                                        --------------------------------
    Net property, plant and equipment                                                     2,088,799           2,069,812
                                                                                        --------------------------------
Current assets:
    Cash and cash equivalents                                                                17,415              13,116
    Accounts receivable and unbilled revenues, net                                           57,180              64,538
    Inventory, materials and supplies                                                         7,257               6,903
    Prepayments and other current assets                                                      4,461               5,570
                                                                                        --------------------------------
    Total current assets                                                                     86,313              90,127
                                                                                        --------------------------------

Regulatory assets                                                                           112,876             110,993
Deferred charges and other assets, net                                                       51,185              52,120
Funds restricted for construction activity                                                    9,379              17,196
                                                                                        --------------------------------
                                                                                        $ 2,348,552         $ 2,340,248
                                                                                        ================================
                   Liabilities and Stockholders' Equity
Stockholders' equity:
    Common stock at $.50 par value, authorized 300,000,000 shares,
         issued 96,433,749 and 96,071,580 in 2005 and 2004                                 $ 48,217            $ 48,036
    Capital in excess of par value                                                          473,529             468,524
    Retained earnings                                                                       251,575             245,115
    Minority interest                                                                         1,296               1,237
    Treasury stock, 684,044 and 686,747 shares in 2005 and 2004                             (12,638)            (12,702)
    Accumulated other comprehensive loss                                                     (1,742)             (1,742)
                                                                                        --------------------------------
    Total stockholders' equity                                                              760,237             748,468
                                                                                        --------------------------------

Long-term debt, excluding current portion                                                   811,000             784,461
Commitments                                                                                       -                   -

Current liabilities:
    Current portion of long-term debt                                                        29,211              50,195
    Loans payable                                                                            78,968              85,115
    Accounts payable                                                                         11,853              23,534
    Accrued interest                                                                         10,156              12,029
    Accrued taxes                                                                            19,596               8,975
    Other accrued liabilities                                                                33,209              37,534
                                                                                        --------------------------------
    Total current liabilities                                                               182,993             217,382
                                                                                        --------------------------------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                                        222,186             223,887
    Customers' advances for construction                                                     73,338              73,095
    Other                                                                                    15,715              15,147
                                                                                        --------------------------------
    Total deferred credits and other liabilities                                            311,239             312,129
                                                                                        --------------------------------

Contributions in aid of construction                                                        283,083             277,808
                                                                                        --------------------------------
                                                                                        $ 2,348,552         $ 2,340,248
                                                                                        ================================

See notes to consolidated financial statements on page 6 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                   2005           2004
                                                                                ------------------------
Operating revenues                                                              $ 113,988       $ 99,768

Costs and expenses:
  Operations and maintenance                                                       47,309         41,831
  Depreciation                                                                     14,683         13,674
  Amortization                                                                      1,228            670
  Taxes other than income taxes                                                     7,997          7,149
                                                                                ------------------------
                                                                                   71,217         63,324
                                                                                ------------------------

Operating income                                                                   42,771         36,444

Other expense (income):
  Interest expense, net                                                            12,795         11,802
  Allowance for funds used during construction                                       (364)          (609)
  Gain on sale of other assets                                                       (481)          (450)
                                                                                ------------------------
Income before income taxes                                                         30,821         25,701
Provision for income taxes                                                         11,950         10,126
                                                                                ------------------------
Net income                                                                      $  18,871       $ 15,575
                                                                                ========================

Net income                                                                      $  18,871       $ 15,575
Other comprehensive income (loss), net of tax:
  Unrealized gain on securities                                                         -             59
  Reclassification adjustment for gains reported in net income                          -           (230)
                                                                                ------------------------
Comprehensive income                                                            $  18,871       $ 15,404
                                                                                ========================

Net income per common share:
  Basic                                                                         $    0.20       $   0.17
                                                                                ========================
  Diluted                                                                       $    0.20       $   0.17
                                                                                ========================

Average common shares outstanding
  during the period:
  Basic                                                                            95,521         92,688
                                                                                ========================
  Diluted                                                                          96,665         93,806
                                                                                ========================

Cash dividends declared per common share                                        $    0.13       $   0.12
                                                                                ========================

See notes to consolidated financial statements on page 6 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)

                                   (UNAUDITED)

                                                                                    March 31,          December 31,
                                                                                      2005                2004
                                                                                   -------------------------------
Stockholders' equity:
     Common stock, $.50 par value                                                  $    48,217         $    48,036
     Capital in excess of par value                                                    473,529             468,524
     Retained earnings                                                                 251,575             245,115
     Minority interest                                                                   1,296               1,237
     Treasury stock                                                                    (12,638)            (12,702)
     Accumulated other comprehensive loss                                               (1,742)             (1,742)
                                                                                   -------------------------------
Total stockholders' equity                                                             760,237             748,468
                                                                                   -------------------------------

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
                  Interest Rate Range
                     0.00% to  2.49%                                                    19,833              20,051
                     2.50% to  2.99%                                                    29,563              29,924
                     3.00% to  3.49%                                                    17,481              17,546
                     3.50% to  3.99%                                                     7,054               7,123
                     4.00% to  4.99%                                                     9,435               9,435
                     5.00% to  5.49%                                                   165,615             165,615
                     5.50% to  5.99%                                                    89,260              89,260
                     6.00% to  6.49%                                                   110,360             110,360
                     6.50% to  6.99%                                                    42,000              42,000
                     7.00% to  7.49%                                                    27,971              45,105
                     7.50% to  7.99%                                                    25,178              25,231
                     8.00% to  8.49%                                                    26,664              26,714
                     8.50% to  8.99%                                                     9,000               9,000
                     9.00% to  9.49%                                                    47,244              53,244
                     9.50% to  9.99%                                                    41,593              42,088
                    10.00% to 10.50%                                                     6,000               6,000
                                                                                   -------------------------------
                                                                                       674,251             698,696
Notes payable, 6.05%, due 2006                                                             960                 960
Unsecured notes payable, 4.87%, maturing in various installments through 2023          135,000             135,000
Unsecured notes payable, 5.01%, due 2015                                                18,000                   -
Unsecured notes payable, 5.20%, due 2020                                                12,000                   -
                                                                                   -------------------------------
                                                                                       840,211             834,656
Current portion of long-term debt                                                       29,211              50,195
                                                                                   -------------------------------
Long-term debt, excluding current portion                                              811,000             784,461
                                                                                   -------------------------------
Total capitalization                                                               $ 1,571,237         $ 1,532,929
                                                                                   ===============================

See notes to consolidated financial statements on page 6 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                                    Accumulated
                                                           Capital in                                 Other
                                                 Common    excess of     Retained    Treasury      Comprehensive
                                                  Stock    par value     earnings      Stock           Loss        Total
                                                --------------------------------------------------------------------------
Balance at December 31, 2004                    $48,036     $468,524     $245,115    $(12,702)       $ (1,742)    $747,231
Net income                                            -            -       18,871           -               -       18,871
Dividends                                             -            -      (12,411)          -               -      (12,411)
Sale of stock (97,863 shares)                        45        1,919            -         188               -        2,152
Repurchase of stock (5,049 shares)                    -            -            -        (124)              -         (124)
Equity Compensation Plan (22,000 shares)             11          537            -           -               -          548
Exercise of stock options (250,058 shares)          125        2,549            -           -               -        2,674
                                                --------------------------------------------------------------------------
Balance at March 31, 2005                       $48,217     $473,529     $251,575    $(12,638)       $ (1,742)    $758,941
                                                ==========================================================================

See notes to consolidated financial statements on page 6 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                               2005           2004
                                                                             -----------------------
Cash flows from operating activities:
   Net income                                                                $ 18,871       $ 15,575
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                            15,911         14,344
      Deferred income taxes                                                       740          3,595
      Gain on sale of other assets                                               (481)          (450)
      Net decrease (increase) in receivables, inventory and prepayments        14,421           (178)
      Net decrease in payables, accrued interest, accrued taxes
         and other accrued liabilities                                         (8,942)          (653)
      Other                                                                    (1,527)           736
                                                                             -----------------------
Net cash flows from operating activities                                       38,993         32,969
                                                                             -----------------------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
      for funds used during construction of $364 and $609                     (34,341)       (29,134)
   Acquisitions of water and wastewater systems, net                           (1,661)        (1,277)
   Proceeds from the sale of other assets                                         484          1,215
   Net decrease in funds restricted for construction activity                   7,817          4,516
   Other                                                                          (52)          (231)
                                                                             -----------------------
Net cash flows used in investing activities                                   (27,753)       (24,911)
                                                                             -----------------------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                 2,559          1,712
   Repayments of customers' advances                                           (1,001)          (676)
   Net proceeds (repayments) of short-term debt                                (6,147)        18,935
   Proceeds from long-term debt                                                29,918          5,689
   Repayments of long-term debt                                               (24,583)       (23,041)
   Proceeds from issuing common stock                                           4,848          3,433
   Repurchase of common stock                                                    (124)           (79)
   Dividends paid on common stock                                             (12,411)       (11,120)
   Other                                                                            -              -
                                                                             -----------------------
Net cash flows from financing activities                                       (6,941)        (5,147)
                                                                             -----------------------

Net increase in cash and cash equivalents                                       4,299          2,911
Cash and cash equivalents at beginning of period                               13,116         10,757
                                                                             -----------------------
Cash and cash equivalents at end of period                                   $ 17,415       $ 13,668
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

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)
                                   (UNAUDITED)

Note 1  Basis of Presentation

        The accompanying consolidated balance sheet and statement of capitalization of Aqua America, Inc. at March 31, 2005, the consolidated statements of income and comprehensive income, and cash flow for the three months ended March 31, 2005 and 2004, and the consolidated statement of common stockholders' equity for the three months ended March 31, 2005, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the changes in common stockholders' equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Aqua America Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with current year's presentation.


Note 2  Long-term Debt and Loans Payable

        In February 2005, Aqua America issued $30,000 of unsecured notes of which $18,000 are due in 2015 with an interest rate of 5.01% and $12,000 are due in 2020 with an interest rate of 5.20%. The proceeds of this financing were used to refinance existing short-term debt.


Note 3  Stockholders' Equity

        Aqua America reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income (loss):

                                                                  2005          2004
                                                               ----------------------
Balance at January 1,                                          $(1,742)        $ 171
  Unrealized holding gain arising during the period,
    net of tax of $32 in 2004                                        -            59
  Less: reclassification adjustment for gains included in
    net income, net of tax of $173 in 2004                           -          (230)
                                                               ---------------------
  Other comprehensive income (loss), net of tax                      -          (171)
                                                               ---------------------
Balance at March 31,                                           $(1,742)        $   -
                                                               =====================

                                       6

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


                                                       Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       2005          2004
                                                     --------------------
Average common shares outstanding during
   the period for basic computation                  95,521        92,688
Dilutive effect of employee stock options             1,144         1,118
                                                     --------------------
Average common shares outstanding during
   the period for diluted computation                96,665        93,806
                                                     ====================


        For the quarter ended March 31, 2005, employee stock options outstanding to purchase 622,400 shares of common stock were excluded from the calculation of diluted net income per share as the options' exercise price was greater than the average market price of the Company's common stock during this period. For the three months ended March 31, 2004, there were no outstanding employee stock options excluded from the calculation of diluted net income per share as the average market price of the Company's common stock was greater than the options' exercise price.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

Note 5  Stock-Based Compensation

        Aqua America currently accounts for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense related to granting of stock options has been recognized in the financial statements for stock options that have been granted, as the grant price is equal to the market price on the date of grant. Please refer to Note 8 - Recent Accounting Pronouncements for information concerning changes to Aqua America's accounting for stock-based compensation. Pursuant to the current disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, pro forma net income and earnings per share are presented in the following table as if compensation cost for stock-based employee compensation was determined as of the grant date under the fair value method:

                                                       Three Months Ended
                                                           March 31,
                                                     ----------------------
                                                       2005         2004
                                                     ----------------------

Net income, as reported:                             $ 18,871     $ 15,575
Add:  stock-based employee compensation
    expense included in reported net income,
    net of tax                                             58           32
Less: pro forma expense related to stock options
    granted, net of tax effects                          (503)        (489)
                                                     ---------------------
Pro forma                                            $ 18,426     $ 15,118
                                                     =====================

Basic net income per share:
    As reported                                        $ 0.20       $ 0.17
    Pro forma                                            0.19         0.16
Diluted net income per share:
    As reported                                        $ 0.20       $ 0.17
    Pro forma                                            0.19         0.16


        The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

Note 6  Pension Plans and Other Postretirement Benefits

        The Company maintains a qualified, defined benefit plan, nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The following tables provide the components of net periodic benefit costs:


                                             Pension Benefits
                                          ----------------------
                                            Three Months Ended
                                                 March 31,
                                          ----------------------
                                             2005          2004
                                          ----------------------
Service cost                              $ 1,260       $ 1,078
Interest cost                               2,483         2,378
Expected return on plan assets             (2,385)       (2,292)
Amortization of transition
  obligation (asset)                          (53)          (52)
Amortization of prior service cost            100           105
Amortization of actuarial loss                423           252
Capitalized costs                            (429)         (237)
                                          ---------------------
Net periodic benefit cost                 $ 1,399       $ 1,232
                                          =====================

                                                  Other
                                         Postretirement Benefits
                                         -----------------------
                                            Three Months Ended
                                                 March 31,
                                          ---------------------
                                             2005          2004
                                          ---------------------
Service cost                              $   330       $   278
Interest cost                                 483           456
Expected return on plan assets               (313)         (272)
Amortization of transition
  obligation (asset)                          200           201
Amortization of prior service cost            (15)          (14)
Amortization of actuarial loss                 55            31
Amortization of regulatory asset               38            34
Capitalized costs                            (173)         (149)
                                          ---------------------
Net periodic benefit cost                 $   605       $   565
                                          =====================

        The Company expects to contribute $878 to its defined benefit pension plan during 2005 and intends to fund its estimated 2005 contribution of $6,400 in 2006. In addition, the Company expects to contribute approximately $2,804 for the funding of its other postretirement benefits.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

Note 7  Water and Wastewater Rates

        In April 2005, the Company's operating subsidiaries in Illinois and North Carolina's Heater division were granted rate increases intended to increase total revenue on an annual basis by approximately $1,287 and $1,489, respectively.

Note 8  Recent Accounting Pronouncements

        In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Aqua America intends to adopt this standard as required in 2006. Aqua America is currently evaluating the provisions of this statement and has not yet determined the effect of adoption on its results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." In April 2005, the effective date for this standard was changed to require adoption of the standard at the beginning of the next fiscal year after June 15, 2005. As noted in Note 5 - Stock-based Compensation, the Company currently provides pro forma disclosure of its compensation costs associated with the fair value of stock options that have been granted. The Company currently accounts for stock-based compensation associated with stock options using the intrinsic method, and accordingly, no compensation costs have been recognized in its consolidated financial statements. SFAS 123R generally requires that we measure the cost of employee services received in exchange for stock-based awards on the grant-date fair value and this cost will be recognized over the period during which an employee provides service in exchange for the award. The fair value of the option grant will be estimated using an option-pricing model. The Company is currently evaluating this standard to determine the impact on its consolidated financial statements, including the selection of an appropriate option-pricing model as permitted under SFAS No. 123R, and the method by which we will adopt SFAS No. 123R. The impact of adoption of SFAS No. 123R on the Company's earnings cannot be predicted at this time because it will depend on a number of variables including the level of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of the standard would not have been materially different from the impact of SFAS 123 as described in the disclosure of pro forma net income and net income per share in Note 5 - Stock-based Compensation. The Company believes the adoption will have no impact on its overall financial position or cash flow, but will result in the reclassification of related tax benefits from operating cash flow to financing cash flow to the extent these tax benefits exceed the associated compensation cost recognized in the income statement. The Company is currently evaluating the change in the cash flow reporting and has not yet determined the effect of adoption on our cash flow statement presentation.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

        In November 2004, the FASB approved Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on the normal capacity of the production facilities. The standard is effective for the Company for costs incurred after December 31, 2005. The Company believes this statement will not have a material impact on its results of operations or financial position.

        In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company believes this statement will not have a material impact on its results of operations or financial position.

        On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law. Among other provisions, the AJCA creates a new deduction for qualified domestic production activities. Certain activities of the Company, such as our water treatment activity, are considered as qualifying production activities for purposes of determining the deduction for qualified production activities. In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." In accordance with FSP 109-1, the Company will treat the deduction for qualified domestic production activities as a reduction of the income tax provision in the period as realized. The Company adopted this statement in the first quarter of 2005 and the effect was to reduce the provision for income taxes by approximately $340 in the first quarter of 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)

                           Forward-looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the completion of various construction projects; the projected effects of recent accounting pronouncements, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, and our ability to assimilate acquired operations. In addition to these uncertainties or factors, our future results may be affected by the factors and risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2004. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


                               General Information

Nature of Operations - Aqua America, Inc. ("we" or "us"), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be more than 2.5 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, Florida, Indiana, Virginia, Maine, Missouri, New York and South Carolina. Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately 1.3 million residents in the suburban areas north and west of the City of Philadelphia and in 21 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our operating companies' service territories. We are the largest U.S.-based publicly-traded water utility based on number of people served.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                               Financial Condition

During the quarter, we had $34,341 of capital expenditures, acquired water and wastewater systems for $1,661, repaid $1,001 of customer advances for construction and repaid debt and made sinking fund contributions and other loan repayments of $24,583. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, in addition to well and booster improvements.

During the quarter, the proceeds from the issuance of long-term debt, the proceeds from the issuance of common stock, internally generated funds and available working capital were used to fund the cash requirements discussed above and to pay dividends. In February 2005, Aqua America issued unsecured notes of $30,000 and the proceeds of this financing were used to refinance existing short-term debt. At March 31, 2005, we had short-term lines of credit of $198,000, of which $130,765 was available.

Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock will be adequate to meet our financing requirements for the balance of the year and beyond.

                              Results of Operations

       Analysis of First Quarter of 2005 Compared to First Quarter of 2004

Revenues for the quarter increased $14,220 or 14.3% primarily due to additional revenues of $8,330 resulting from increased water rates implemented in various operating subsidiaries in Pennsylvania and other states in which we operate, and additional water and sewer revenues of $6,100 associated with a larger customer base due to acquisitions, principally the Heater acquisition which closed in June 2004 and the Florida Water acquisition which occurred in June 2004.

Operations and maintenance expenses increased by $5,478 or 13.1% primarily due to the additional operating costs associated with acquisitions, principally the Heater and Florida Water acquisitions, increased pension costs and higher purchased water expenses.

Depreciation expense increased $1,009 or 7.4% reflecting the utility plant placed in service since the first quarter of 2004, including the assets acquired through system acquisitions.

Amortization increased $558 due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $848 or 11.9% due to the additional taxes associated with acquisitions.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Interest expense increased by $993 or 8.4% primarily due to additional borrowings to finance the Heater and Florida Water acquisitions, and capital projects, offset partially by decreased interest rates on borrowings due to the refinancing of certain existing debt issues.

Allowance for funds used during construction ("AFUDC") decreased by $245 primarily due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Gain on sale of other assets totaled $481 in the first quarter of 2005 and $450 in the first quarter of 2004. The change is due to timing of sales of land and marketable securities.

Our effective income tax rate was 38.8% in the first quarter of 2005 and 39.4% in the first quarter of 2004. The change was due to the recognition of the American Jobs Creation Act tax deduction for qualified domestic production activities that reduced our tax provision beginning in the first quarter of 2005 by approximately $340.

Net income for the quarter increased by $3,296 or 21.2%, in comparison to the same period in 2004 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.03 or 17.6% reflecting the change in net income and a 3.0% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares issued in the November 2004 share offering, and the additional shares sold or issued through the dividend reinvestment plan and the employee stock and incentive plan.

                   Impact of Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. We intend to adopt this standard as required in 2006. We are currently evaluating the provisions of this statement and have not yet determined the effect of adoption on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." In April 2005, the effective date for this standard was changed to require adoption of the standard at the beginning of the next fiscal year after June 15, 2005. As noted in Note 5
- Stock-based Compensation, we currently provide pro forma disclosure

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

of our compensation costs associated with the fair value of stock options that have been granted. We currently account for stock-based compensation associated with stock options using the intrinsic method, and accordingly, no compensation costs have been recognized in our consolidated financial statements. SFAS 123R generally requires that we measure the cost of employee services received in exchange for stock-based awards on the grant-date fair value and this cost will be recognized over the period during which an employee provides service in exchange for the award. The fair value of the option grant will be estimated using an option-pricing model. We are currently evaluating this standard to determine the impact on our consolidated financial statements, including the selection of an appropriate option-pricing model as permitted under SFAS No. 123R, and the method by which we will adopt SFAS No. 123R. The impact of adoption of SFAS No. 123R on our earnings cannot be predicted at this time because it will depend on a number of variables including the level of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of the standard would not have been materially different from the impact of SFAS 123 as described in the disclosure of pro forma net income and net income per share in Note 5 - Stock-based Compensation. We believe the adoption will have no impact on our overall financial position or cash flow, but will result in the reclassification of related tax benefits from operating cash flow to financing cash flow to the extent these tax benefits exceed the associated compensation cost recognized in the income statement. We are currently evaluating the change in the cash flow reporting and have not yet determined the effect of adoption on our cash flow statement presentation.

In November 2004, the FASB approved Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires the exclusion of certain costs from inventories and the allocation of fixed production overheads to inventories to be based on the normal capacity of the production facilities. The standard is effective for Aqua America for costs incurred after December 31, 2005. We believe this statement will not have a material impact on our results of operations or financial position.

In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29." SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We believe this statement will not have a material impact on our results of operations or financial position.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law. Among other provisions, the AJCA creates a new deduction for qualified domestic production activities. Certain of our activities, such as our water treatment activity, are considered as qualifying production activities for purposes of determining the deduction for qualified production activities. In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." In accordance with FSP 109-1, we will treat the deduction for qualified domestic production activities as a reduction of the income tax provision in the period as realized. We adopted this statement in the first quarter of 2005 and the effect was to reduce the provision for income taxes by approximately $340 in the first quarter of 2005.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. There have been no significant changes in our exposure to market risks since December 31, 2004. Refer to Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for additional information.

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


Part II.  Other Information

Item 1.   Legal Proceedings

          There are no pending legal proceedings to which we or any of our subsidiaries is a party or to which any of their properties is the subject that are material or are expected to have a material effect on our financial position, results of operations or cash flows.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         The following table summarizes Aqua America's purchases of its common stock for the quarter ended March 31, 2005:

                            Issuer Purchases of Equity Securities

                                                                       Total             Maximum
                                                                   Number of           Number of
                                                                      Shares              Shares
                                                                   Purchased            that May
                                                                  as Part of              Yet be
                                       Total                        Publicly           Purchased
                                      Number        Average        Announced           Under the
                                   of Shares     Price Paid         Plans or             Plan or
Period                          Purchased (1)     per Share         Programs         Programs (2)
------                      -----------------   ------------  ---------------  ------------------
January 1 - 31, 2005                   2,207        $ 24.21                -             411,209
February 1 - 28, 2005                     84        $ 24.98                -             411,209
March 1 - 31, 2005                     2,758        $ 24.68                -             411,209
                            ----------------    -----------   --------------   -----------------
Total                                  5,049        $ 24.48                -             411,209
                            ================    ===========   ==============   =================

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



May 9, 2005

                                            AQUA AMERICA, INC.
                                       -------------------------------------
                                                Registrant



                                            NICHOLAS DEBENEDICTIS
                                       -------------------------------------
                                            Nicholas DeBenedictis
                                            Chairman and President


                                            DAVID P. SMELTZER
                                       -------------------------------------
                                            David P. Smeltzer
                                            Senior Vice President - Finance
                                            and Chief Financial Officer