Form 10-Q
period 2005-06-30
AQUA AMERICA INC
filed 2005-08-04
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

 [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2005

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to
                               ------------------    -----------------


                          Commission File Number 1-6659


                               AQUA AMERICA, INC.
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                      23-1702594
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania                  19010 -3489
------------------------------------------------                 -------------
   (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:            (610)-527-8000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 22, 2005.

 96,136,189 .

Part I - Financial Information
Item 1.  Financial Statements

                       AQUA AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)

                                   (UNAUDITED)

                                                                             June 30,     December 31,
                                    Assets                                     2005           2004
                                                                            --------------------------
Property, plant and equipment, at cost                                      $ 2,719,989    $ 2,626,151
Less accumulated depreciation                                                   585,669        556,339
                                                                            --------------------------
    Net property, plant and equipment                                         2,134,320      2,069,812
                                                                            --------------------------
Current assets:
    Cash and cash equivalents                                                     5,365         13,116
    Accounts receivable and unbilled revenues, net                               64,701         64,538
    Inventory, materials and supplies                                             7,928          6,903
    Prepayments and other current assets                                          4,834          5,570
                                                                            --------------------------
    Total current assets                                                         82,828         90,127
                                                                            --------------------------

Regulatory assets                                                               126,747        122,935
Deferred charges and other assets, net                                           53,091         52,120
Funds restricted for construction activity                                       70,643         17,196
                                                                            --------------------------
                                                                            $ 2,467,629    $ 2,352,190
                                                                            ==========================

                   Liabilities and Stockholders' Equity
Common stockholders' equity:
    Common stock at $.50 par value, authorized 300,000,000 shares,
         issued 96,765,494 and 96,071,580 in 2005 and 2004                  $    48,383    $    48,036
    Capital in excess of par value                                              478,397        468,524
    Retained earnings                                                           261,323        245,115
    Treasury stock, 669,399 and 686,747 shares in 2005 and 2004                 (12,306)       (12,702)
    Accumulated other comprehensive loss                                         (1,742)        (1,742)
    Unearned compensation                                                          (698)          --
                                                                            --------------------------
    Total common stockholders' equity                                           773,357        747,231
                                                                            --------------------------

Minority interest                                                                 1,355          1,237
Long-term debt, excluding current portion                                       844,539        784,461
Commitments                                                                        --             --

Current liabilities:
    Current portion of long-term debt                                            45,186         50,195
    Loans payable                                                               113,690         85,115
    Accounts payable                                                             15,288         23,534
    Accrued interest                                                             12,889         12,029
    Accrued taxes                                                                 6,889          8,975
    Other accrued liabilities                                                    36,679         37,534
                                                                            --------------------------
    Total current liabilities                                                   230,621        217,382
                                                                            --------------------------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                            225,578        223,887
    Customers' advances for construction                                         74,395         73,095
    Regulatory liabilities                                                       12,329         11,942
    Other                                                                        17,264         15,147
                                                                            --------------------------
    Total deferred credits and other liabilities                                329,566        324,071
                                                                            --------------------------

Contributions in aid of construction                                            288,191        277,808
                                                                            --------------------------
                                                                            $ 2,467,629    $ 2,352,190
                                                                            ==========================


                 See notes to consolidated financial statements
                       beginning on page 7 of this report.

                      AQUA AMERICA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)


                                                                    Six Months Ended
                                                                         June 30,
                                                                 ----------------------
                                                                    2005           2004
                                                                 ----------------------

Operating revenues                                               $ 237,088    $ 206,292

Costs and expenses:
  Operations and maintenance                                        98,200       86,314
  Depreciation                                                      29,312       27,180
  Amortization                                                       2,455        1,919
  Taxes other than income taxes                                     15,757       13,962
                                                                 ----------------------
                                                                   145,724      129,375
                                                                 ----------------------

Operating income                                                    91,364       76,917

Other expense (income):
  Interest expense, net                                             25,336       23,238
  Allowance for funds used during construction                      (1,064)      (1,333)
  Gain on sale of other assets                                        (505)        (476)
                                                                 ----------------------
Income before income taxes                                          67,597       55,488
Provision for income taxes                                          26,508       22,042
                                                                 ----------------------
Net income                                                       $  41,089    $  33,446
                                                                 ======================


Net income                                                       $  41,089    $  33,446
Other comprehensive income (loss), net of tax:
  Unrealized gain on securities                                       --             59
  Reclassification adjustment for gains reported in net income        --           (230)
                                                                 ----------------------
Comprehensive income                                             $  41,089    $  33,275
                                                                 ======================

Net income per common share:
  Basic                                                          $    0.43    $    0.36
                                                                 ======================
  Diluted                                                        $    0.42    $    0.36
                                                                 ======================

Average common shares outstanding
  during the period:
  Basic                                                             95,701       92,793
                                                                 ======================
  Diluted                                                           96,911       93,828
                                                                 ======================

Cash dividends declared per common share                         $    0.26    $    0.24
                                                                 ======================

                 See notes to consolidated financial statements
                       beginning on page 7 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)


                                                                                     Three Months Ended
                                                                                           June 30,
                                                                                   ----------------------
                                                                                        2005         2004
                                                                                   ----------------------

Operating revenues                                                                 $ 123,100    $ 106,524

Costs and expenses:
  Operations and maintenance                                                          50,891       44,483
  Depreciation                                                                        14,629       13,506
  Amortization                                                                         1,227        1,249
  Taxes other than income taxes                                                        7,760        6,813
                                                                                   ----------------------
                                                                                      74,507       66,051
                                                                                   ----------------------

Operating income                                                                      48,593       40,473

Other expense (income):
  Interest expense, net                                                               12,541       11,436
  Allowance for funds used during construction                                          (700)        (724)
  Gain on sale of other assets                                                           (24)         (26)
                                                                                   ----------------------
Income before income taxes                                                            36,776       29,787
Provision for income taxes                                                            14,558       11,916
                                                                                   ----------------------
Net income                                                                         $  22,218    $  17,871
                                                                                   ======================

Net income                                                                         $  22,218    $  17,871
Other comprehensive income, net of tax:
  Unrealized gain on securities                                                         --           --
  Reclassification adjustment for gains reported in net income                          --           --
                                                                                   ----------------------
Comprehensive income                                                               $  22,218    $  17,871
                                                                                   ======================

Net income per common share:
  Basic                                                                            $    0.23    $    0.19
                                                                                   ======================
  Diluted                                                                          $    0.23    $    0.19
                                                                                   ======================

Average common shares outstanding
  during the period:
  Basic                                                                               95,889       92,899
                                                                                   ======================
  Diluted                                                                             97,123       93,848
                                                                                   ======================

Cash dividends declared per common share                                           $    0.13    $    0.12
                                                                                   ======================

                 See notes to consolidated financial statements
                       beginning on page 7 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)

                                   (UNAUDITED)
                                                                                   June 30,         December 31,
                                                                                     2005               2004
                                                                                  ----------------------------------
Common stockholders' equity:
     Common stock, $.50 par value                                                       $ 48,383           $ 48,036
     Capital in excess of par value                                                      478,397            468,524
     Retained earnings                                                                   261,323            245,115
     Treasury stock                                                                      (12,306)           (12,702)
     Accumulated other comprehensive loss                                                 (1,742)            (1,742)
     Unearned compensation                                                                  (698)                 -
                                                                                  ----------------------------------
Total common stockholders' equity                                                        773,357            747,231
                                                                                  ----------------------------------

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
                  Interest Rate Range
                     0.00% to  2.49%                                                      19,757             20,051
                     2.50% to  2.99%                                                      29,315             29,924
                     3.00% to 3.49%                                                       17,414             17,546
                     3.50% to 3.99%                                                        6,882              7,123
                     4.00% to 4.99%                                                        9,435              9,435
                     5.00% to  5.49%                                                     237,611            165,615
                     5.50% to  5.99%                                                      89,260             89,260
                     6.00% to  6.49%                                                     110,360            110,360
                     6.50% to  6.99%                                                      32,000             42,000
                     7.00% to  7.49%                                                      16,158             45,105
                     7.50% to  7.99%                                                      25,124             25,231
                     8.00% to  8.49%                                                      26,612             26,714
                     8.50% to  8.99%                                                       9,000              9,000
                     9.00% to  9.49%                                                      47,244             53,244
                     9.50% to  9.99%                                                      41,593             42,088
                    10.00% to 10.50%                                                       6,000              6,000
                                                                                  ----------------------------------
                                                                                         723,765            698,696
Notes payable, 6.05%, due 2006                                                               960                960
Unsecured notes payable, 4.87%, maturing in various installments through 2023            135,000            135,000
Unsecured notes payable, 5.01%, due 2015                                                  18,000                  -
Unsecured notes payable, 5.20%, due 2020                                                  12,000                  -
                                                                                  ----------------------------------
                                                                                         889,725            834,656
Current portion of long-term debt                                                         45,186             50,195
                                                                                  ----------------------------------
Long-term debt, excluding current portion                                                844,539            784,461
                                                                                  ----------------------------------
Total capitalization                                                                 $ 1,617,896        $ 1,531,692
                                                                                  ==================================

                 See notes to consolidated financial statements
                       beginning on page 7 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                            (In thousands of dollars)

                                   (UNAUDITED)


                                                                                                Accumulated      Unearned
                                                          Capital in                               Other       Compensation
                                                Common    excess of   Retained    Treasury     Comprehensive   on Restricted
                                                Stock     par value   earnings     Stock            Loss          Stock       Total
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 2004                    $48,036   $ 468,524   $ 245,115  $ (12,702)      $ (1,742)         $ -    $ 747,231
Net income                                            -           -      41,089          -              -            -       41,089
Dividends                                             -           -     (24,881)         -              -            -      (24,881)
Sale of stock (202,999 shares)                       85       3,852           -        821              -            -        4,758
Repurchase of stock (15,944 shares)                   -           -           -       (425)             -            -         (425)
Equity Compensation Plan (28,314 shares)             14         708           -          -              -         (722)           -
Exercise of stock options (495,893 shares)          248       5,313           -          -              -            -        5,561
Amortization of unearned compensation                 -           -           -          -              -           24           24
                                             ---------------------------------------------------------------------------------------
Balance at June 30, 2005                        $48,383   $ 478,397   $ 261,323  $ (12,306)      $ (1,742)      $ (698)   $ 773,357
                                             =======================================================================================


                 See notes to consolidated financial statements
                      beginning on page 7 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                            -----------------------
                                                                                2005         2004
                                                                             ----------------------
Cash flows from operating activities:
   Net income                                                                $  41,089    $  33,446
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                             31,767       29,099
      Deferred income taxes                                                      3,199        5,308
      Gain on sale of other assets                                                (505)        (457)
      Net decrease (increase) in receivables, inventory and prepayments          2,911       (7,295)
      Net increase (decrease) in payables, accrued interest, accrued taxes
         and other accrued liabilities                                         (14,440)         795
      Other                                                                       (354)       2,341
                                                                             ----------------------
Net cash flows from operating activities                                        63,667       63,237
                                                                             ----------------------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $1,064 and $1,333                   (93,197)     (80,491)
   Acquisitions of water and wastewater systems, net                            (2,211)     (65,889)
   Proceeds from the sale of other assets                                          508        1,252
   Additions to funds restricted for construction activity                     (72,156)        --
   Release of funds previously restricted for construction activity             18,708        5,056
   Other                                                                           (80)        (374)
                                                                             ----------------------
Net cash flows used in investing activities                                   (148,428)    (140,446)
                                                                             ----------------------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                  6,024        7,095
   Repayments of customers' advances                                            (1,780)      (1,646)
   Net proceeds (repayments) of short-term debt                                 34,727       34,008
   Proceeds from long-term debt                                                100,619       94,694
   Repayments of long-term debt                                                (47,657)     (39,038)
   Proceeds from issuing common stock                                           10,382        6,047
   Repurchase of common stock                                                     (424)         (37)
   Dividends paid on common stock                                              (24,881)     (22,265)
                                                                             ----------------------
Net cash flows from financing activities                                        77,010       78,858
                                                                             ----------------------

Net increase (decrease) in cash and cash equivalents                            (7,751)       1,649
Cash and cash equivalents at beginning of period                                13,116       10,757
                                                                             ----------------------
Cash and cash equivalents at end of period                                   $   5,365    $  12,406
                                                                             ======================

                 See notes to consolidated financial statements
                       beginning on page 7 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)
                                   (UNAUDITED)

Note 1            Basis of Presentation
                  ---------------------

                  The accompanying consolidated balance sheet and statement of capitalization of Aqua America, Inc. at June 30, 2005, the consolidated statements of income and comprehensive income for the six months and quarter ended June 30, 2005 and 2004, the consolidated statements of cash flow for the six months ended June 30, 2005 and 2004, and the consolidated statement of common stockholders' equity for the six months ended June 30, 2005, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the changes in common stockholders' equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Aqua America Annual Report on Form 10-K for the year ended December 31, 2004 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with current year's presentation.

Note 2            Stockholders' Equity
                  --------------------

                  On August 2, 2005, Aqua America's Board of Directors declared a four-for-three common stock split effected in the form of a 33.3% stock distribution for shareholders of record on November 17, 2005. The new shares will be distributed on December 1, 2005. Aqua America's par value of $0.50 per share will not change as a result of the common stock distribution, and as a result, on the distribution date an amount will be transferred from Capital in Excess of Par Value to Common Stock to record the common stock split. Except where noted, the share and per share data contained in this Quarterly Report on Form 10-Q have not been restated to give effect to this stock split. The following table shows the pro forma effect on the Company's historical net income per share:

                                               Six Months Ended              Three Months Ended
                                                   June 30,                       June 30,
                                         ----------------------------    ---------------------------
                                              2005           2004            2005           2004
                                         ----------------------------    ---------------------------

Pre-split net income per common share,
    as reported:
    Basic                                   $ 0.43         $ 0.36          $ 0.23         $ 0.19
    Diluted                                   0.42           0.36            0.23           0.19

Pro forma post-split net income
    per common share:
    Basic                                   $ 0.32         $ 0.27          $ 0.17         $ 0.14
    Diluted                                   0.32           0.27            0.17           0.14

                  Aqua America reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income (loss):



                                                                2005          2004
                                                             ----------------------

Balance at January 1,                                        $(1,742)        $ 171
  Unrealized holding gain arising during the period,
      net of tax of $32 in 2004                                    -            59
  Less:  reclassification adjustment for gains included in
      net income, net of tax of $173 in 2004                       -          (230)
                                                             ----------------------
  Other comprehensive income (loss), net of tax                    -          (171)
                                                             ----------------------
Balance at June 30,                                          $(1,742)          $ -
                                                             ======================

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

                  In May 2005, the Company's Pennsylvania operating subsidiary issued $72,000 of tax-exempt bonds secured by a supplement to the trust indenture relating to its First Mortgage Bonds on the following terms: $22,000 at 4.87% due in 2036, $25,000 at 4.88% due in 2037 and $25,000 at 4.89% due in 2038. Of the
                  $72,000 in proceeds, $22,000 will be used to retire previously issued tax-exempt bonds in August 2005 and the balance of the proceeds are restricted to funding the costs of certain capital projects in 2005 and 2006.



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

                                                          Six Months Ended           Three Months Ended
                                                               June 30,                    June 30,
                                                     --------------------------  --------------------------
                                                          2005          2004          2005          2004
                                                     --------------------------  --------------------------
Average common shares outstanding during
   the period for basic computation                       95,701        92,793        95,889        92,899
Dilutive effect of employee stock options                  1,210         1,035         1,234           949
                                                     --------------------------  --------------------------
Average common shares outstanding during
   the period for diluted computation                     96,911        93,828        97,123        93,848
                                                     ==========================  ==========================

                  For the quarter and six months ended June 30, 2005, there were no outstanding employee stock options excluded from the calculation of diluted net income per share as the average market price of the Company's common stock was greater than the options' exercise price. For the quarter and six months ended June 30, 2004, outstanding employee stock options to purchase 581,900 shares of common stock were excluded from the calculation of diluted net income per share as the options' exercise price was greater than the average market price of the Company's common stock during this period.

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


                                                            Six Months Ended      Three Months Ended
                                                                 June 30,                   June 30,
                                                         -------------------------   -------------------------
                                                            2005         2004           2005         2004
                                                         -------------------------   -------------------------
Net income, as reported:                                    $ 41,089     $ 33,446      $ 22,218      $ 17,871
Add:  stock-based employee compensation
    expense included in reported net income,
    net of tax                                                   209          168           151           136
Less: pro forma expense related to stock
    options granted, net of tax effects                      (1,099)      (1,082)          (596)        (593)
                                                         -------------------------   -------------------------
Pro forma                                                   $ 40,199     $ 32,532      $ 21,773      $ 17,414
                                                         =========================   =========================

Basic net income per share:
    As reported                                               $ 0.43       $ 0.36        $ 0.23        $ 0.19
    Pro forma                                                   0.42         0.35          0.23          0.19
Diluted net income per share:
    As reported                                               $ 0.42       $ 0.36        $ 0.23        $ 0.19
    Pro forma                                                   0.41         0.35          0.22          0.19



                  The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

Note 6            Pension Plans and Other Postretirement Benefits
                  ------------------------------------------------

                  The Company maintains a qualified, defined benefit plan, nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The following tables provide the components of net periodic benefit costs:

                                                              Pension Benefits
                                          ---------------------------------------------------------
                                                 Six Months Ended            Three Months Ended
                                                     June 30,                      June 30,
                                          --------------------------   ----------------------------
                                                2005         2004            2005           2004
                                          --------------------------   ----------------------------
Service cost                                   $ 2,424      $ 2,156         $ 1,164        $ 1,078
Interest cost                                    4,903        4,756           2,420          2,378
Expected return on plan assets                  (4,768)      (4,585)         (2,383)        (2,293)
Amortization of transition
     obligation (asset)                           (105)        (105)            (52)           (53)
Amortization of prior service cost                 202          210             102            105
Amortization of actuarial loss                     803          505             380            253
Capitalized costs                                 (911)        (524)           (482)          (287)
                                          --------------------------   ----------------------------
Net periodic benefit cost                      $ 2,548      $ 2,413         $ 1,149        $ 1,181
                                          ==========================   ============================

                                                                   Other
                                                           Postretirement Benefits
                                          ---------------------------------------------------------
                                                 Six Months Ended             Three Months Ended
                                                     June 30,                      June 30,
                                          --------------------------   ----------------------------
                                                  2005         2004            2005           2004
                                          --------------------------   ----------------------------
Service cost                                     $ 612        $ 556           $ 282          $ 278
Interest cost                                      941          913             458            457
Expected return on plan assets                    (631)        (544)           (318)          (272)
Amortization of transition
     obligation (asset)                            402          402             202            201
Amortization of prior service cost                 (29)         (29)            (14)           (15)
Amortization of actuarial loss                     110           63              55             32
Amortization of regulatory asset                    76           68              38             34
Capitalized costs                                 (368)        (321)           (195)          (172)
                                          --------------------------   ----------------------------
Net periodic benefit cost                      $ 1,113      $ 1,108           $ 508          $ 543
                                          ==========================   ============================


                  The Company expects to contribute $878 to its defined benefit pension plan during 2005 and intends to fund its estimated 2005 contribution of $6,400 in 2006. In addition, the Company expects to contribute approximately $2,868 for the funding of its other postretirement benefits.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 7            Water and Wastewater Rates
                  --------------------------

                  In April 2005, the Company's operating subsidiaries in Illinois and North Carolina's Heater division were granted rate increases designed to increase total revenue on an annual basis by approximately $1,287 and $1,489, respectively. In June 2005, the Company's wastewater subsidiary in Pennsylvania was granted rate increases for three separate systems designed to increase total revenue on an annual basis by approximately $125.

                  In May 2004, the Company's operating subsidiary in Texas filed an application with the Texas Commission on Environmental Quality to increase rates by $11,920 over a multi-year period. The application seeks to increase annual revenues in phases and is accompanied by a plan to defer and amortize a portion of the Company's depreciation, operating and other tax expense over a similar multi-year period, such that the annual impact on operating income approximates the requested amount. The application is currently pending before the Commission, and several parties have joined the proceeding to challenge our rate request. The Company commenced billing for the requested rates and implemented the deferral plan in August 2004, in accordance with authorization from the Texas Commission on Environmental Quality in July 2004. The revenue recognized and the expenses deferred by the Company reflect an estimate of the final outcome of the ruling. As of June 30, 2005, the Company has deferred $7,403 of expenses and recognized $2,475 of revenue that is subject to refund based on the outcome of the final commission order. In the event the Company's request is denied completely or in part, it could be required to refund some or all of the revenue billed to date, and write-off some or all of the regulatory asset for the expense deferral. Based on the Company's review of the present circumstances, no additional reserve or change in estimate adjustments are required for the revenue recognized to date or for the impairment of its regulatory asset.


Note 8            Recent Accounting Pronouncements
                  --------------------------------


                  In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Aqua America intends to adopt this standard as required in 2006.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

                  In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Aqua America intends to adopt this standard as required in 2006. Aqua America is currently evaluating the provisions of this statement and has not yet determined the effect of adoption on its results of operations or financial position.

                  In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." In April 2005, the effective date for this standard was changed to require adoption of the standard at the beginning of the next fiscal year after June 15, 2005. As noted in Note 5 - Stock-based Compensation, the Company currently provides pro forma disclosure of its compensation costs associated with the fair value of stock options that have been granted. The Company currently accounts for stock-based compensation associated with stock options using the intrinsic method, and accordingly, no compensation costs have been recognized in its consolidated financial statements. SFAS 123R generally requires that the Company measure the cost of employee services received in exchange for stock-based awards on the grant-date fair value and this cost will be recognized over the period during which an employee provides service in exchange for the award. The fair value of the option grant will be estimated using an option-pricing model. The Company is currently evaluating this standard to determine the impact on its consolidated financial statements, including the selection of an appropriate option-pricing model as permitted under SFAS No. 123R, and the method by which it will adopt SFAS No. 123R. The impact of adoption of SFAS No. 123R on the Company's earnings cannot be predicted at this time because it will depend on a number of variables including the level of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of the standard would not have been materially different from the impact of SFAS 123 as described in the disclosure of pro forma net income and net income per share in Note 5 - Stock-based Compensation. The Company believes the adoption will have no impact on its overall financial position or cash flow, but will result in the reclassification of related tax benefits from operating cash flow to financing cash flow to the extent these tax benefits exceed the associated compensation cost recognized in the income statement. The Company is currently evaluating the change in the cash flow reporting and has not yet determined the effect of adoption on its cash flow statement presentation.

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

                  On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law. Among other provisions, the AJCA creates a new deduction for qualified domestic production activities. Certain activities of the Company, such as its water treatment activity, are considered as qualifying production activities for purposes of determining the deduction for qualified production activities. In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." In accordance with FSP 109-1, the Company will treat the deduction for qualified domestic production activities as a reduction of the income tax provision in the period as realized. The Company adopted this statement in the first quarter of 2005 and the effect was to reduce the provision for income taxes by approximately $680 in the first six months of 2005 with approximately $340 of the reduction occurring in the second quarter of 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                           Forward-looking Statements
                           --------------------------

  This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the completion of various construction projects; the projected annual value of rate increases; the projected effects of recent accounting pronouncements, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, and our ability to assimilate acquired operations. In addition to these uncertainties or factors, our future results may be affected by the factors and risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2004. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


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

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


                               Financial Condition
                               -------------------

During the first half of 2005, we had $93,197 of capital expenditures, acquired water and wastewater systems for $2,211, repaid $1,780 of customer advances for construction and repaid debt and made sinking fund contributions and other loan repayments of $47,657. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, in addition to well and booster improvements.

During the first half of 2005, the proceeds from the issuance of long-term debt, the proceeds from the issuance of common stock, internally generated funds and available working capital were used to fund the cash requirements discussed above and to pay dividends. In February 2005, Aqua America issued unsecured notes of $30,000 at a weighted-average interest rate of 5.086% and the proceeds of this financing were used to refinance existing short-term debt. In May 2005, our Pennsylvania operating subsidiary issued $72,000 tax-exempt bonds secured by a supplement to the trust indenture relating to its First Mortgage Bonds at a weighted-average interest rate of 4.88% due in years ranging from 2036 to 2038. Of the $72,000 in proceeds, $22,000 will be used to retire previously issued tax-exempt bonds of 6.35% in August 2005 and the balance of the proceeds are restricted to fund the costs of certain capital projects in 2005 and 2006. At June 30, 2005, we had short-term lines of credit of $217,000, of which $103,310 was available. Effective with the December 1, 2005 payment, Aqua America increased the quarterly cash dividend on common stock from $0.13 per share to $0.1425 per share.

Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock will be adequate to meet our financing requirements for the balance of the year and beyond.


                              Results of Operations
                              ---------------------

    Analysis of First Six Months of 2005 Compared to First Six Months of 2004
    -------------------------------------------------------------------------

Revenues for the first six months increased $30,796 or 14.9% primarily due to additional revenues of $17,433 resulting from increased water rates implemented in various operating subsidiaries, and additional water and sewer revenues of $11,876 associated with a larger customer base, primarily resulting from acquisitions, principally the Heater acquisition which closed in June 2004 and the Florida Water acquisition which occurred in June 2004.

Operations and maintenance expenses increased by $11,886 or 13.8% primarily due to the additional operating costs associated with acquisitions, principally the Heater and Florida Water acquisitions, increased pension costs, higher purchased water expenses and normal increases in operating costs.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Depreciation expense increased $2,132 or 7.8% reflecting the utility plant placed in service since the second quarter of 2004, including the assets acquired through system acquisitions, offset partially by an adjustment in the second quarter of 2005 resulting from the recent identification of a previously issued rate order that permitted the deferral of $520 of depreciation expense. This depreciation expense was recognized in prior periods.

Amortization increased $536 due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $1,795 or 12.9% due to the additional taxes associated with acquired operations.

Interest expense increased by $2,098 or 9.0% primarily due to additional borrowings to finance the Heater and Florida Water acquisitions, and capital projects, offset partially by decreased interest rates on borrowings due to the refinancing of certain existing debt issues.

Allowance for funds used during construction ("AFUDC") decreased by $269 primarily due to investment income of $762 earned in the second quarter of 2005 which reduced both AFUDC and interest expense, and a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied. These variances were offset partially by additional AFUDC recorded as an adjustment in the second quarter of 2005 of $974 resulting from the recent identification of a previously issued rate order which allowed the continuation of AFUDC on certain capital projects subsequent to being placed into utility service. This AFUDC was not recognized in prior periods.

Gain on sale of other assets totaled $505 in the first half of 2005 and $476 in the first half of 2004. The change is due to timing of sales of land and marketable securities.

Our effective income tax rate was 39.2% in the first half of 2005 and 39.7% in the first half of 2004. The change was due to the recognition of the American Jobs Creation Act tax deduction for qualified domestic production activities that reduced our tax provision in the first half of 2005 by approximately $680.

Net income for the first six months increased by $7,643 or 22.9%, in comparison to the same period in 2004 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.06 or 16.7% reflecting the change in net income and a 3.3% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares issued in the November 2004 share offering, and the additional shares sold or issued through the dividend reinvestment plan and the employee stock and incentive plan.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

      Analysis of Second Quarter of 2005 Compared to Second Quarter of 2004
      ---------------------------------------------------------------------

Revenues for the quarter increased $16,576 or 15.6% primarily due to additional revenues of $9,103 resulting from increased water rates implemented in various operating subsidiaries, and additional water and sewer revenues of $5,589 associated with a larger customer base primarily resulting from acquisitions, principally the Heater acquisition which closed in June 2004 and the Florida Water acquisition which occurred in June 2004.

Operations and maintenance expenses increased by $6,408 or 14.4% primarily due to the additional operating costs associated with acquisitions, principally the Heater and Florida Water acquisitions, increased pension costs, higher purchased water expenses and normal increases in operating costs.

Depreciation expense increased $1,123 or 8.3% reflecting the utility plant placed in service since the second quarter of 2004, including the assets acquired through system acquisitions, offset partially by an adjustment in the second quarter of 2005 resulting from the recent identification of a previously issued rate order that permitted the deferral of $520 of depreciation expense. This depreciation expense was recognized in prior periods.

Amortization decreased $22 or 1.8% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $947 or 13.9% due to the additional taxes associated with acquired operations.

Interest expense increased by $1,105 or 9.7% primarily due to additional borrowings to finance the Heater and Florida Water acquisitions, and capital projects, offset partially by decreased interest rates on borrowings due to the refinancing of certain existing debt issues.

Allowance for funds used during construction ("AFUDC") decreased by $24 primarily due to investment income of $762 earned in the second quarter of 2005 which reduced both AFUDC and interest expense, and a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied. These variances were partially offset by additional AFUDC recorded as an adjustment in the second quarter of 2005 of $974 resulting from the recent identification of a previously issued a rate order which allowed the continuation of AFUDC on certain capital projects subsequent to being placed into utility service. This AFUDC was not recognized in prior periods.

Gain on sale of other assets totaled $24 in the second quarter of 2005 and $26 in the second quarter of 2004. The change is due to the timing of sales of land.

Our effective income tax rate was 39.6% in the second quarter of 2005 and 40.0% in the second quarter of 2004. The change was due to the recognition of the American Jobs Creation Act tax deduction for qualified domestic production activities that reduced our tax provision in the second quarter of 2005 by approximately $340.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)


Net income for the quarter increased by $4,347 or 24.3%, in comparison to the same period in 2004 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.04 or 21.1% reflecting the change in net income and a 3.5% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares issued in the November 2004 share offering, and the additional shares sold or issued through the dividend reinvestment plan and the employee stock and incentive plan.


                   Impact of Recent Accounting Pronouncements
                   ------------------------------------------

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Aqua America intends to adopt this standard as required in 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. We intend to adopt this standard as required in 2006. We are currently evaluating the provisions of this statement and have not yet determined the effect of adoption on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." In April 2005, the effective date for this standard was changed to require adoption of the standard at the beginning of the next fiscal year after June 15, 2005. As noted in Note 5
- Stock-based Compensation, we currently provide pro forma disclosure of our compensation costs associated with the fair value of stock options that have been granted. We currently account for stock-based compensation associated with stock options using the intrinsic method, and accordingly, no compensation costs have been recognized in our consolidated financial statements. SFAS 123R generally requires that we measure the cost of employee services received in exchange for stock-based awards on the grant-date fair value and this cost will be recognized over the period during which an employee provides service in exchange for the award. The fair value of the option grant will be estimated using an option-pricing model. We are currently evaluating this standard to determine the impact on our consolidated financial statements, including the selection of an appropriate option-pricing model as permitted under SFAS No. 123R, and the method by which we will adopt SFAS No. 123R. The impact of adoption of SFAS No. 123R on our earnings cannot be predicted at this time because it will depend on a number of variables including the level of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of the standard would not have been materially different from the impact of SFAS 123 as described in the disclosure of pro forma net income and net income per share in Note 5 - Stock-based Compensation. We believe the adoption will have no impact on our overall financial position or cash flow, but will result in the reclassification of related tax benefits from operating cash flow to financing cash flow to the extent these tax benefits exceed the associated compensation cost recognized in the income statement. We are currently evaluating the change in the cash flow reporting and have not yet determined the effect of adoption on our cash flow statement presentation.

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

On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law. Among other provisions, the AJCA creates a new deduction for qualified domestic production activities. Certain of our activities, such as our water treatment activity, are considered as qualifying production activities for purposes of determining the deduction for qualified production activities. In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." In accordance with FSP 109-1, we will treat the deduction for qualified domestic production activities as a reduction of the income tax provision in the period as realized. We adopted this statement in the first quarter of 2005 and the effect was to reduce the provision for income taxes by approximately $680 in the first six months of 2005 with approximately $340 of the reduction occurring in the second quarter of 2005.

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

                       AQUA AMERICA, INC. AND SUBSIDIARIES



Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                  The following table summarizes Aqua America's purchases of its common stock for the quarter ended June 30, 2005:



                            Issuer Purchases of Equity Securities


                                                                       Total             Maximum
                                                                   Number of           Number of
                                                                      Shares              Shares
                                                                   Purchased            that May
                                                                  as Part of              Yet be
                                       Total                        Publicly           Purchased
                                      Number        Average        Announced           Under the
                                   of Shares     Price Paid         Plans or             Plan or
Period                          Purchased (1)     per Share         Programs         Programs (2)
                            -----------------   ------------  ---------------  ------------------

April 1 - 30, 2005                     4,105        $ 26.24                -             411,209
May 1 - 31, 2005                       3,896        $ 27.51                -             411,209
June 1 - 30, 2005                      2,894        $ 29.56                -             411,209
                            -----------------   ------------  ---------------  ------------------
Total                                 10,895        $ 27.58                -             411,209
                            =================   ============  ===============  ==================






(1) These amounts consist of shares we purchased from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plan is available to all employees who receive option grants under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

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

                       AQUA AMERICA, INC. AND SUBSIDIARIES


Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  The Annual Meeting of Shareholders of Aqua America, Inc. was held on May 19, 2005 at the Springfield Country Club, 400 West Sproul Road, Springfield, Pennsylvania, pursuant to the Notice sent on or about April 11, 2005 to all shareholders of record at the close of business on March 28, 2005. At that meeting the following nominees were elected as directors of Aqua America, Inc. for terms expiring in the year 2008 and received the votes set forth after their names below:

                  Name of Nominee                     For             Withheld
                  ---------------                     ---             --------
                  Mary C. Carroll                 78,022,229         1,357,978
                  Dr. Constantine Papadakis       78,527,787           852,420

                  Since the Board of Directors is divided into three classes with one class elected each year to hold office for a three-year term, the term of office for the following directors continued after the Annual Meeting: Nicholas DeBenedictis; Richard H. Glanton, Esq.; William P. Hankowsky; John F. McCaughan; John E. Menario; and Richard L. Smoot. Mr. Menario and Mr. McCaughan will reach the Company's mandatory retirement age for directors of 70 in 2005 and will serve until the end of 2005.

Item 6.           Exhibits

(a)      Exhibits

                  Exhibit No.        Description

                  4.29 Thirty-ninth Supplemental Indenture, dated as of May 1, 2005.

                  10.36 Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc., and Sovereign Securities Corporation, LLC, dated May 10, 2005.

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




August 4, 2005

                                            AQUA AMERICA, INC.
                                            ------------------
                                            Registrant



                                            NICHOLAS DEBENEDICTIS
                                            --------------------------------
                                            Nicholas DeBenedictis
                                            Chairman, President and
                                            Chief Executive Officer




                                            DAVID P. SMELTZER
                                            --------------------------------
                                            David P. Smeltzer
                                            Senior Vice President - Finance
                                            and Chief Financial Officer