Form 10-Q
period 2005-09-30
AQUA AMERICA INC
filed 2005-11-09
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _____________________


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No  X
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 25, 2005.

96,504,549.
-----------

Part I - Financial Information
Item 1.  Financial Statements

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)

                                  (UNAUDITED)

                                                                 September 30,   December 31,
                            Assets                                   2005           2004
                                                                 ----------------------------
Property, plant and equipment, at cost                            $ 2,789,781    $ 2,626,151
Less: accumulated depreciation                                        603,589        556,339
                                                                  --------------------------
    Net property, plant and equipment                               2,186,192      2,069,812
                                                                  --------------------------
Current assets:
    Cash and cash equivalents                                           9,475         13,116
    Accounts receivable and unbilled revenues, net                     69,603         64,538
    Inventory, materials and supplies                                   8,363          6,903
    Prepayments and other current assets                                5,938          5,570
                                                                  --------------------------
    Total current assets                                               93,379         90,127
                                                                  --------------------------

Regulatory assets                                                     127,277        122,935
Deferred charges and other assets, net                                 53,958         52,120
Funds restricted for construction activity                             50,705         17,196
                                                                  --------------------------
                                                                  $ 2,511,511    $ 2,352,190
                                                                  ==========================

                   Liabilities and Stockholders' Equity
Common stockholders' equity:
    Common stock at $.50 par value, authorized 300,000,000
      shares, issued 97,120,840 and 96,071,580 in 2005 and 2004   $    48,560    $    48,036
    Capital in excess of par value                                    483,832        468,524
    Retained earnings                                                 262,994        245,115
    Treasury stock, 686,902 and 686,747 shares in 2005 and 2004       (12,931)       (12,702)
    Accumulated other comprehensive loss                               (1,742)        (1,742)
    Unearned compensation                                                (624)             -
                                                                  --------------------------
    Total common stockholders' equity                                 780,089        747,231
                                                                  --------------------------

Minority interest                                                       1,414          1,237
Long-term debt, excluding current portion                             854,469        784,461
Commitments                                                                 -              -

Current liabilities:
    Current portion of long-term debt                                  24,359         50,195
    Loans payable                                                     116,950         85,115
    Accounts payable                                                   18,470         23,534
    Accrued interest                                                   10,879         12,029
    Accrued taxes                                                      14,267          8,975
    Dividends payable                                                  13,742              -
    Other accrued liabilities                                          39,547         37,534
                                                                  --------------------------
    Total current liabilities                                         238,214        217,382
                                                                  --------------------------

Deferred credits and other liabilities:
    Deferred income taxes and investment tax credits                  236,904        223,887
    Customers' advances for construction                               73,710         73,095
    Regulatory liabilities                                             12,871         11,942
    Other                                                              17,915         15,147
                                                                  --------------------------
    Total deferred credits and other liabilities                      341,400        324,071
                                                                  --------------------------

Contributions in aid of construction                                  295,925        277,808
                                                                  --------------------------
                                                                  $ 2,511,511    $ 2,352,190
                                                                  ==========================

See notes to consolidated financial statements beginning on page 7 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    ------------------------
                                                                                      2005           2004
                                                                                    ------------------------
Operating revenues                                                                  $ 373,871      $ 326,597

Costs and expenses:
  Operations and maintenance                                                          150,866        132,840
  Depreciation                                                                         44,890         41,292
  Amortization                                                                          3,627          3,096
  Taxes other than income taxes                                                        24,033         21,455
                                                                                    ------------------------
                                                                                      223,416        198,683
                                                                                    ------------------------

Operating income                                                                      150,455        127,914

Other expense (income):
  Interest expense, net                                                                38,615         35,584
  Allowance for funds used during construction                                         (1,497)        (2,028)
  Gain on sale of other assets                                                           (582)          (967)
                                                                                    ------------------------
Income before income taxes                                                            113,919         95,325
Provision for income taxes                                                             44,913         37,792
                                                                                    ------------------------
Net income                                                                          $  69,006      $  57,533
                                                                                    ========================

Net income                                                                          $  69,006      $  57,533
Other comprehensive income (loss), net of tax:
  Unrealized gain on securities                                                             -             59
  Reclassification adjustment for gains reported in net income                              -           (230)
                                                                                    ------------------------
Comprehensive income                                                                $  69,006      $  57,362
                                                                                    ========================

Net income per common share:
  Basic                                                                             $    0.72      $    0.62
                                                                                    ========================
  Diluted                                                                           $    0.71      $    0.61
                                                                                    ========================

Average common shares outstanding
  during the period:
  Basic                                                                                95,867         92,874
                                                                                    ========================
  Diluted                                                                              97,226         93,884
                                                                                    ========================

Cash dividends declared per common share                                            $  0.5325      $    0.49
                                                                                    ========================

See notes to consolidated financial statements beginning on page 7 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                    ------------------------
                                                                                      2005           2004
                                                                                    ------------------------
Operating revenues                                                                  $ 136,783      $ 120,305

Costs and expenses:
  Operations and maintenance                                                           52,666         46,526
  Depreciation                                                                         15,578         14,112
  Amortization                                                                          1,172          1,177
  Taxes other than income taxes                                                         8,276          7,493
                                                                                    ------------------------
                                                                                       77,692         69,308
                                                                                    ------------------------

Operating income                                                                       59,091         50,997

Other expense (income):
  Interest expense, net                                                                13,279         12,346
  Allowance for funds used during construction                                           (433)          (695)
  Gain on sale of other assets                                                            (77)          (491)
                                                                                    ------------------------
Income before income taxes                                                             46,322         39,837
Provision for income taxes                                                             18,405         15,750
                                                                                    ------------------------
Net income                                                                          $  27,917      $  24,087
                                                                                    ========================

Net income                                                                          $  27,917      $  24,087
Other comprehensive income, net of tax:
  Unrealized gain on securities                                                             -              -
  Reclassification adjustment for gains reported in net income                              -              -
                                                                                    ------------------------
Comprehensive income                                                                $  27,917      $  24,087
                                                                                    ========================

Net income per common share:
  Basic                                                                             $    0.29      $    0.26
                                                                                    ========================
  Diluted                                                                           $    0.29      $    0.26
                                                                                    ========================

Average common shares outstanding
  during the period:
  Basic                                                                                96,185         93,065
                                                                                    ========================
  Diluted                                                                              97,674         94,023
                                                                                    ========================

Cash dividends declared per common share                                            $  0.2725      $    0.25
                                                                                    ========================

See notes to consolidated financial statements beginning on page 7 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)

                                   (UNAUDITED)

                                                                                    September 30,    December 31,
                                                                                        2005            2004
                                                                                    ----------------------------
Common stockholders' equity:
     Common stock, $.50 par value                                                   $    48,560      $    48,036
     Capital in excess of par value                                                     483,832          468,524
     Retained earnings                                                                  262,994          245,115
     Treasury stock                                                                     (12,931)         (12,702)
     Accumulated other comprehensive loss                                                (1,742)          (1,742)
     Unearned compensation                                                                 (624)               -
                                                                                    ----------------------------
Total common stockholders' equity                                                       780,089          747,231
                                                                                    ----------------------------

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
                  Interest Rate Range
                     0.00% to  2.49%                                                     21,758           20,051
                     2.50% to  2.99%                                                     28,862           29,924
                     3.00% to  3.49%                                                     17,348           17,546
                     3.50% to  3.99%                                                      6,815            7,123
                     4.00% to  4.49%                                                      1,300            1,300
                     4.50% to  4.99%                                                     29,395            8,135
                     5.00% to  5.49%                                                    237,606          165,615
                     5.50% to  5.99%                                                     79,000           89,260
                     6.00% to  6.49%                                                     88,360          110,360
                     6.50% to  6.99%                                                     32,000           42,000
                     7.00% to  7.49%                                                     16,019           45,105
                     7.50% to  7.99%                                                     25,068           25,231
                     8.00% to  8.49%                                                     26,560           26,714
                     8.50% to  8.99%                                                      9,000            9,000
                     9.00% to  9.49%                                                     46,844           53,244
                     9.50% to  9.99%                                                     40,933           42,088
                    10.00% to 10.50%                                                      6,000            6,000
                                                                                    ----------------------------
                                                                                        712,868          698,696
Notes payable, 6.05%, maturing in 2006 through 2008                                         960              960
Unsecured notes payable, 4.87%, maturing in various installments through 2023           135,000          135,000
Unsecured notes payable, 5.01%, due 2015                                                 18,000                -
Unsecured notes payable, 5.20%, due 2020                                                 12,000                -
                                                                                    ----------------------------
                                                                                        878,828          834,656
Current portion of long-term debt                                                        24,359           50,195
                                                                                    ----------------------------
Long-term debt, excluding current portion                                               854,469          784,461
                                                                                    ----------------------------
Total capitalization                                                                $ 1,634,558      $ 1,531,692
                                                                                    ============================

See notes to consolidated financial statements beginning on page 7 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                          Accumulated     Unearned
                                                      Capital in                            Other       Compensation
                                             Common   excess of   Retained   Treasury    Comprehensive  on Restricted
                                             Stock    par value   earnings    Stock          Loss          Stock          Total
                                           --------------------------------------------------------------------------------------
Balance at December 31, 2004                $48,036   $ 468,524   $ 245,115  $ (12,702)    $ (1,742)        $    -      $ 747,231
Net income                                        -           -      69,006          -            -              -         69,006
Dividends paid                                    -           -     (37,385)         -            -              -        (37,385)
Dividends declared                                -           -     (13,742)         -            -              -        (13,742)
Sale of stock (277,387 shares)                  118       5,853           -      1,112            -              -          7,083
Repurchase of stock (42,254 shares)               -           -           -     (1,341)           -              -         (1,341)
Equity Compensation Plan (28,314 shares)         14         708           -          -            -           (722)             -
Exercise of stock options (785,658 shares)      392       8,747           -          -            -              -          9,139
Amortization of unearned compensation             -           -           -          -            -             98             98
                                            -------------------------------------------------------------------------------------
Balance at September 30, 2005               $48,560   $ 483,832   $ 262,994  $ (12,931)    $ (1,742)        $ (624)     $ 780,089
                                            =====================================================================================

See notes to consolidated financial statements beginning on page 7 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                     ---------------------
                                                                                       2005         2004
                                                                                     ---------------------
Cash flows from operating activities:
   Net income                                                                        $ 69,006     $ 57,533
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                                    48,517       44,388
      Deferred income taxes                                                            14,562       18,318
      Gain on sale of other assets                                                       (582)        (967)
      Net increase in receivables, inventory and prepayments                           (1,348)      (8,592)
      Net decrease in payables, accrued interest, accrued taxes
         and other accrued liabilities                                                 (3,895)        (759)
      Other                                                                             1,284        2,570
                                                                                     ---------------------
Net cash flows from operating activities                                              127,544      112,491
                                                                                     ---------------------

Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
     for funds used during construction of $1,497 and $2,028                         (156,649)    (125,825)
   Acquisitions of water and wastewater systems, net                                   (4,271)     (53,586)
   Proceeds from the sale of other assets                                                 595        1,788
   Additions to funds restricted for construction activity                            (82,652)           -
   Release of funds previously restricted for construction activity                    49,143        4,995
   Other                                                                                  (68)        (412)
                                                                                     ---------------------
Net cash flows used in investing activities                                          (193,902)    (173,040)
                                                                                     ---------------------

Cash flows from financing activities:
   Customers' advances and contributions in aid of construction                        10,352        7,345
   Repayments of customers' advances                                                   (3,148)      (2,569)
   Net proceeds (repayments) of short-term debt                                        37,623       30,160
   Proceeds from long-term debt                                                       112,272       98,288
   Repayments of long-term debt                                                       (71,878)     (40,932)
   Proceeds from issuing common stock                                                  16,222       10,097
   Repurchase of common stock                                                          (1,341)        (529)
   Dividends paid on common stock                                                     (37,385)     (33,428)
                                                                                     ---------------------
Net cash flows from financing activities                                               62,717       68,432
                                                                                     ---------------------

Net increase (decrease) in cash and cash equivalents                                   (3,641)       7,883
Cash and cash equivalents at beginning of period                                       13,116       10,757
                                                                                     ---------------------
Cash and cash equivalents at end of period                                           $  9,475     $ 18,640
                                                                                     =====================

See notes to consolidated financial statements beginning on page 7 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)

                                   (UNAUDITED)

Note 1   Basis of Presentation

         The accompanying consolidated balance sheet and statement of capitalization of Aqua America, Inc. (the "Company") at September 30, 2005, the consolidated statements of income and comprehensive income for the nine months and quarter ended September 30, 2005 and 2004, the consolidated statements of cash flow for the nine months ended September 30, 2005 and 2004, and the consolidated statement of common stockholders' equity for the nine months ended September 30, 2005, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the changes in common stockholders' equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Aqua America Annual Report on Form 10-K for the year ended December 31, 2004 and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and March 31, 2005. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with current year's presentation.


Note 2   Long-term Debt and Loans Payable

         In February 2005, Aqua America issued $30,000 of unsecured notes of which $18,000 are due in 2015 with an interest rate of 5.01% and $12,000 are due in 2020 with an interest rate of 5.20%. The proceeds of this financing were used to refinance existing short-term debt.

         In May 2005, the Company's Pennsylvania operating subsidiary issued $72,000 of tax-exempt bonds secured by a supplement to the trust indenture relating to its First Mortgage Bonds on the following terms:
         $22,000 at 4.87% due in 2036, $25,000 at 4.88% due in 2037 and $25,000
         at 4.89% due in 2038. Of the $72,000 in proceeds, $22,000 was used to retire previously issued tax-exempt bonds in August 2005 and the balance of the proceeds are restricted to funding the costs of certain capital projects in 2005 and 2006.

         In September 2005, the Company's Ohio operating subsidiary issued $21,260 of tax-exempt bonds secured by a supplement to the trust indenture relating to its First Mortgage Bonds at 4.50% due in 2035. The proceeds were used to retire long-term debt of $10,260 and the balance of the proceeds is restricted to funding the costs of certain capital projects.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

Note 3   Stockholders' Equity

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

                                              Nine Months Ended              Three Months Ended
                                                September 30,                  September 30,
                                         ----------------------------    ---------------------------
                                             2005           2004            2005           2004
                                         ----------------------------    ---------------------------
Pre-split net income per common
    share, as reported:
    Basic                                   $ 0.72         $ 0.62          $ 0.29         $ 0.26
    Diluted                                   0.71           0.61            0.29           0.26

Pro forma post-split net income
    per common share:
    Basic                                   $ 0.54         $ 0.46          $ 0.22         $ 0.19
    Diluted                                   0.53           0.46            0.21         $ 0.19

         Aqua America reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income (loss):

                                                                                 2005          2004
                                                                              ---------------------
Balance at January 1,                                                         $(1,742)        $ 171
  Unrealized holding gain arising during the period,
      net of tax of $32 in 2004                                                     -            59
  Less:  reclassification adjustment for gains included in
      net income, net of tax of $173 in 2004                                        -          (230)
                                                                              ---------------------
  Other comprehensive income (loss), net of tax                                     -          (171)
                                                                              ---------------------
Balance at September 30,                                                      $(1,742)        $   -
                                                                              =====================

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

                                                           Nine Months Ended           Three Months Ended
                                                            September 30,               September 30,
                                                     --------------------------  --------------------------
                                                            2005          2004          2005          2004
                                                     --------------------------  --------------------------
Average common shares outstanding during
   the period for basic computation                       95,867        92,874        96,185        93,065
Dilutive effect of employee stock options                  1,359         1,010         1,489           958
                                                     --------------------------  --------------------------
Average common shares outstanding during
   the period for diluted computation                     97,226        93,884        97,674        94,023
                                                     ==========================  ==========================

         For the quarter and nine months ended September 30, 2005, there were no outstanding employee stock options excluded from the calculation of diluted net income per share as the average market price of the Company's common stock was greater than the options' exercise price. For the quarter and nine months ended September 30, 2004, outstanding employee stock options to purchase 573,900 shares of common stock were excluded from the calculation of diluted net income per share as the options' exercise price was greater than the average market price of the Company's common stock during this period.

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

                                                            Nine Months Ended          Three Months Ended
                                                               September 30,               September 30,
                                                         -------------------------   -------------------------
                                                            2005         2004           2005         2004
                                                         -------------------------   -------------------------
Net income, as reported:                                    $ 69,006     $ 57,533      $ 27,917      $ 24,087
Add:  stock-based employee compensation
    expense included in reported net income,
    net of tax                                                   255          217            45            49
Less: pro forma expense related to stock
    options granted, net of tax effects                       (1,590)      (1,588)         (490)         (506)
                                                         -------------------------   -------------------------
Pro forma                                                   $ 67,671     $ 56,162      $ 27,472      $ 23,630
                                                         =========================   =========================

Basic net income per share:
    As reported                                             $   0.72     $   0.62      $   0.29      $   0.26
    Pro forma                                                   0.71         0.60          0.29          0.25
Diluted net income per share:
    As reported                                             $   0.71     $   0.61      $   0.29      $   0.26
    Pro forma                                                   0.70         0.60          0.28          0.25

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

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)


Note 6   Pension Plans and Other Postretirement Benefits

         The Company maintains a qualified, defined benefit plan, nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The following tables provide the components of net periodic benefit costs:

                                                             Pension Benefits
                                          ---------------------------------------------------------
                                                 Nine Months Ended        Three Months Ended
                                                    September 30,             September 30,
                                          ---------------------------------------------------------
                                                  2005         2004            2005           2004
                                          --------------------------   ----------------------------
Service cost                                   $ 3,635      $ 3,265         $ 1,212        $ 1,004
Interest cost                                    7,354        7,203           2,451          2,215
Expected return on plan assets                  (7,152)      (6,943)         (2,384)        (2,135)
Amortization of transition
     obligation (asset)                           (157)        (158)            (52)           (49)
Amortization of prior service cost                 302          331             101            102
Amortization of actuarial loss                   1,205          764             403            235
Capitalized costs                               (1,344)        (816)           (433)          (292)
                                          --------------------------   ----------------------------
Net periodic benefit cost                      $ 3,843      $ 3,646         $ 1,298        $ 1,080
                                          ==========================   ============================

                                                                   Other
                                                           Postretirement Benefits
                                          ---------------------------------------------------------
                                               Nine Months Ended          Three Months Ended
                                                  September 30,              September 30,
                                          ---------------------------------------------------------
                                                  2005         2004            2005           2004
                                          --------------------------   ----------------------------
Service cost                                   $   917      $   783         $   306        $   261
Interest cost                                    1,412        1,293             472            431
Expected return on plan assets                    (947)        (754)           (317)          (251)
Amortization of transition
     obligation (asset)                            602          558             201            186
Amortization of prior service cost                 (43)         (39)            (14)           (13)
Amortization of actuarial loss                     164           87              55             29
Amortization of regulatory asset                   114          102              38             34
Capitalized costs                                 (538)        (485)           (170)          (164)
                                          --------------------------   ----------------------------
Net periodic benefit cost                      $ 1,681      $ 1,545         $   571        $   513
                                          ==========================   ============================

         The Company contributed $878 to its defined benefit pension plan during 2005 and intends to fund its estimated 2005 contribution of $6,400 in 2006. In addition, the Company expects to contribute approximately $2,876 for the funding of its other postretirement benefits.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

Note 7   Water and Wastewater Rates

         In April 2005, the Company's operating divisions in Illinois and North Carolina's Heater division were granted rate increases designed to increase total revenue on an annual basis by approximately $1,287 and $1,489, respectively. In June 2005, the Company's wastewater subsidiary in Pennsylvania was granted rate increases for three separate systems designed to increase total revenue on an annual basis by approximately $125.

         In May 2004, the Company's operating subsidiary in Texas filed an application with the Texas Commission on Environmental Quality to increase rates by $11,920 over a multi-year period. The application seeks to increase annual revenues in phases and is accompanied by a plan to defer and amortize a portion of the Company's depreciation, operating and other tax expense over a similar multi-year period, such that the annual impact on operating income approximates the requested amount. The application is currently pending before the Commission, and several parties have joined the proceeding to challenge our rate request. The Company commenced billing for the requested rates and implemented the deferral plan in August 2004, in accordance with authorization from the Texas Commission on Environmental Quality in July 2004. The revenue recognized and the expenses deferred by the Company reflect an estimate of the final outcome of the ruling. As of September 30, 2005, the Company has deferred $8,643 of expenses and recognized $3,537 of revenue that is subject to refund based on the outcome of the final commission order. In the event the Company's request is denied completely or in part, it could be required to refund some or all of the revenue billed to date, and write-off some or all of the regulatory asset for the expense deferral. Based on the Company's review of the present circumstances, no additional reserve or change in estimate adjustments are required for the revenue recognized to date or for the impairment of its regulatory asset.


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

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." In April 2005, the effective date for this standard was changed to require adoption of the standard at the beginning of the next fiscal year after June 15, 2005. As noted in Note 5 - Stock-based Compensation, the Company currently provides pro forma disclosure of its compensation costs associated with the fair value of stock options that have been granted. The Company currently accounts for stock-based compensation associated with stock options using the intrinsic method, and accordingly, no compensation costs have been recognized in its consolidated financial statements. SFAS 123R generally requires that the Company measure the cost of employee services received in exchange for stock-based awards on the grant-date fair value and this cost will be recognized over the period during which an employee provides service in exchange for the award. The fair value of the option grant will be estimated using an option-pricing model. The Company is currently evaluating this standard to determine the impact on its consolidated financial statements, including the selection of an appropriate option-pricing model as permitted under SFAS No. 123R, and the method by which it will adopt SFAS No. 123R. The impact of adoption of SFAS No. 123R on the Company's earnings depends on a number of variables including the level of share-based payments granted in the future, the fair value of options granted and the associated income tax benefits that the Company receives. Assuming the Company grants a comparable number of stock options in 2006 as compared to 2005 and the fair value approximates the value of recent stock option grants previously reported in the notes to the Company's consolidated financial statements, the after-tax impact of SFAS No. 123R is expected to approximate $3,000 during the year ending December 31, 2006. The Company believes the adoption will have no impact on its overall financial position or cash flow, but will result in the reclassification of related tax benefits from operating cash flow to financing cash flow to the extent these tax benefits exceed the associated compensation cost recognized in the income statement. The Company is currently evaluating the change in the cash flow reporting and has not yet determined the effect of adoption on its cash flow statement presentation.

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

         In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company adopted this standard and it did not have a material impact on its results of operations or financial position.

         On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law. Among other provisions, the AJCA creates a new deduction for qualified domestic production activities. Certain activities of the Company, such as its water treatment activity, are considered as qualifying production activities for purposes of determining the deduction for qualified production activities. In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." In accordance with FSP 109-1, the Company will treat the deduction for qualified domestic production activities as a reduction of the income tax provision in the period as realized. The Company adopted this statement in the first quarter of 2005 and has recorded an estimate for the effect of the statement which reduced the provision for income taxes by approximately $680 for the first nine months of 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)


                           Forward-looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the completion of various construction projects; the timing and projected annual value of rate increases; the recovery of certain costs and capital investments through rate increase requests; the projected effects of recent accounting pronouncements, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, and our ability to assimilate acquired operations. In addition to these uncertainties or factors, our future results may be affected by the factors and risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2004. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


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

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                               Financial Condition

During the first nine months of 2005, we had $156,649 of capital expenditures, acquired water and wastewater systems for $4,271, repaid $3,148 of customer advances for construction and repaid debt and made sinking fund contributions and other loan repayments of $71,878. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, in addition to well and booster improvements.

During the first nine months of 2005, the proceeds from the issuance of long-term debt, the proceeds from the issuance of common stock, internally generated funds and available working capital were used to fund the cash requirements discussed above and to pay dividends. In February 2005, Aqua America issued unsecured notes of $30,000 at a weighted-average interest rate of 5.086% and the proceeds of this financing were used to refinance existing short-term debt. In May 2005, our Pennsylvania operating subsidiary issued $72,000 tax-exempt bonds secured by a supplement to the trust indenture relating to its First Mortgage Bonds at a weighted-average interest rate of 4.88% due in years ranging from 2036 to 2038. Of the $72,000 in proceeds, $22,000 was used to retire previously issued tax-exempt bonds of 6.35% in August 2005 and the balance of the proceeds are restricted to fund the costs of certain capital projects in 2005 and 2006. In September 2005, our Ohio operating subsidiary issued $21,260 of tax-exempt bonds secured by a supplement to the trust indenture relating to its First Mortgage Bonds at 4.50% due in 2035. The proceeds were used to retire long-term debt of $10,260 and the balance of the proceeds is restricted to funding the costs of certain capital projects. At September 30, 2005, we had short-term lines of credit of $217,000, of which $100,050 was available. Effective with the December 1, 2005 payment, Aqua America increased the quarterly cash dividend on common stock from $0.13 per share to $0.1425 per share.

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

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                              Results of Operations

   Analysis of First Nine Months of 2005 Compared to First Nine Months of 2004

Revenues for the first nine months increased $47,274 or 14.5% primarily due to additional revenues of $24,570 resulting from increased water and wastewater rates implemented in various operating subsidiaries, additional water and sewer revenues of $12,519 associated with a larger customer base and increased water consumption compared to the same period in 2004. The larger customer base primarily resulted from acquisitions, principally the Heater acquisition which closed in June 2004 and the Florida Water acquisition which occurred in June 2004. The increased water consumption is primarily associated with the relatively normal weather conditions experienced in the third quarter of 2005 as compared to the unfavorable weather conditions experienced in the third quarter of 2004.

Operations and maintenance expenses increased by $18,026 or 13.6% primarily due to the additional operating costs associated with acquisitions, principally the Heater and Florida Water acquisitions, increased pension costs, higher water production costs including purchased water expenses, increased insurance costs and normal increases in operating costs.

Depreciation expense increased $3,598 or 8.7% reflecting the utility plant placed in service since the third quarter of 2004, including the assets acquired through system acquisitions, offset partially by an adjustment in the second quarter of 2005 resulting from the identification in the second quarter of 2005 of a previously issued rate order that permitted the deferral of $520 of depreciation expense. This depreciation expense was recognized in prior periods.

Amortization increased $531 due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $2,578 or 12.0% due to the additional taxes associated with acquired operations, increased property taxes and additional local taxes incurred in the first nine months of 2005.

Interest expense increased by $3,031 or 8.5% primarily due to additional borrowings to finance the Heater and Florida Water acquisitions, and capital projects, offset partially by decreased interest rates on borrowings due to the refinancing of certain existing debt issues.

Allowance for funds used during construction ("AFUDC") decreased by $531 primarily due to investment income of $762 earned in the second quarter of 2005 which reduced both AFUDC and interest expense, and a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied. These variances were offset partially by additional AFUDC recorded as an adjustment in the second quarter of 2005 of $974 resulting from the identification in the second quarter of 2005 of a previously issued rate order which allowed the continuation of AFUDC on certain capital projects subsequent to being placed into utility service. This AFUDC was not recognized in prior periods.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Gain on sale of other assets totaled $582 in the first nine months of 2005 and $967 in the first nine months of 2004. The change is due to timing of sales of land and marketable securities.

Our effective income tax rate was 39.4% in the first nine months of 2005 and 39.6% in the first nine months of 2004. The change was due to the recognition of the American Jobs Creation Act tax deduction for qualified domestic production activities that reduced our tax provision in the first nine months of 2005 by approximately $680, offset partially by a decrease in tax-deductible expenses.

Net income for the first nine months increased by $11,473 or 19.9%, in comparison to the same period in 2004 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.10 or 16.4% reflecting the change in net income and a 3.6% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares issued in the November 2004 share offering, and the additional shares sold or issued through the dividend reinvestment plan and the employee stock and incentive plan.


       Analysis of Third Quarter of 2005 Compared to Third Quarter of 2004

Revenues for the quarter increased $16,478 or 13.7% primarily due to additional revenues of $5,566 resulting from increased water and wastewater rates implemented in various operating subsidiaries, $1,652 of additional revenues from the infrastructure rehabilitation surcharge in Pennsylvania, and increased water consumption compared to the third quarter of 2004. The increased water consumption is primarily associated with the relatively normal weather conditions experienced in the third quarter of 2005 as compared to the unfavorable weather conditions experienced in the third quarter of 2004.

Operations and maintenance expenses increased by $6,140 or 13.2% primarily due to increased water production costs, higher insurance costs, increased benefit costs, and normal increases in operating costs. The increased water production costs, principally purchased power and chemicals, were associated with the higher water consumption. The higher insurance costs during the third quarter of 2005 was due to the favorable closure of insurance claims during the third quarter of 2004.

Depreciation expense increased $1,466 or 10.4% reflecting the utility plant placed in service since the third quarter of 2004, including the assets acquired through system acquisitions.

Amortization decreased $5 or 0.4% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Taxes other than income taxes increased by $783 or 10.4% due to increased property taxes and additional local taxes incurred in the third quarter of 2005.

Interest expense increased by $933 or 7.6% primarily due to additional borrowings to finance capital projects, offset partially by decreased interest rates on borrowings due to the refinancing of certain existing debt issues.

Allowance for funds used during construction ("AFUDC") decreased by $262 primarily due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied, and a lower AFUDC rate.

Gain on sale of other assets totaled $77 in the third quarter of 2005 and $491 in the third quarter of 2004. The change is due to the timing of sales of land.

Our effective income tax rate was 39.7% in the third quarter of 2005 and 39.5% in the third quarter of 2004. The change was due to a decrease in our tax-deductible expenses.

Net income for the quarter increased by $3,830 or 15.9%, in comparison to the same period in 2004 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.03 or 11.5% reflecting the change in net income and a 3.9% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares issued in the November 2004 share offering, and the additional shares sold or issued through the dividend reinvestment plan and the employee stock and incentive plan.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-based Compensation," and supersedes APB No. 25, "Accounting for Stock Issued to Employees." In April 2005, the effective date for this standard was changed to require adoption of the standard at the beginning of the next fiscal year after June 15, 2005. As noted in Note 5
- Stock-based Compensation, we currently provide pro forma disclosure of our compensation costs associated with the fair value of stock options that have been granted. We currently account for stock-based compensation associated with stock options using the intrinsic method, and accordingly, no compensation costs have been recognized in our consolidated financial statements. SFAS 123R generally requires that we measure the cost of employee services received in exchange for stock-based awards on the grant-date fair value and this cost will be recognized over the period during which an employee provides service in exchange for the award. The fair value of the option grant will be estimated using an option-pricing model. We are currently evaluating this standard to determine the impact on our consolidated financial statements, including the selection of an appropriate option-pricing model as permitted under SFAS No. 123R, and the method by which we will adopt SFAS No. 123R. The impact of adoption of SFAS No. 123R on our earnings depends on a number of variables including the level of share-based payments granted in the future, the fair value of the options granted and the associated income tax benefits that we receive. Assuming we grant a comparable number of stock options in 2006 as compared to 2005 and the fair value approximates the value of recent stock option grants previously reported in the notes to the Company's consolidated financial statements, the after-tax impact of SFAS No. 123R is expected to approximate $3,000 during the year ending December 31, 2006. We believe the adoption will have no impact on our overall financial position or cash flow, but will result in the reclassification of related tax benefits from operating cash flow to financing cash flow to the extent these tax benefits exceed the associated compensation cost recognized in the income statement. We are currently evaluating the change in the cash flow reporting and have not yet determined the effect of adoption on our cash flow statement presentation.

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

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29." SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We adopted this standard and it did not have a material impact on our results of operations or financial position.

On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law. Among other provisions, the AJCA creates a new deduction for qualified domestic production activities. Certain of our activities, such as our water treatment activity, are considered as qualifying production activities for purposes of determining the deduction for qualified production activities. In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." In accordance with FSP 109-1, we will treat the deduction for qualified domestic production activities as a reduction of the income tax provision in the period as realized. We adopted this statement in the first quarter of 2005 and have recorded an estimate for the effect of the statement which reduced the provision for income taxes by approximately $680 for the first nine months of 2005.

                               Economic Regulation
                               -------------------

The profitability of our utility operations is greatly influenced by the timeliness and adequacy of rate allowances we are granted by the public utility commissions or similar regulatory bodies in the states in which we operate. We file rate increase requests to recover the capital investments that we make in improving or replacing our facilities and to recover expenses. Some of the states in which we recently acquired operations require separate rate filings for each of our local systems, as compared to a single state-wide rate filing. We have filed or are preparing to file rate filings in over 25 jurisdictions in which these recently acquired operations are located. Due to the length of time since the last rate increase for some acquired systems and the large amount of capital improvements relative to the number of customers in some smaller systems, the proposed rate increase in some of these jurisdictions may be substantial. While each of these rate filings will proceed through the applicable regulatory process, we can provide no assurances that the rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increases.

We are currently consolidating our customer service locations into three principal call centers, implementing a common customer information system, and upgrading our financial information systems. We expect to complete our primary customer service initiatives by the end of 2006. Consistent with prior practice, we have capitalized costs and services associated with these projects and expect to recover these costs in future rates. Although we believe it is probable that the applicable public utility commissions will allow recovery of these costs, we can provide no assurances as to their full recoverability until the conclusion of the applicable rate proceeding.

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

                       AQUA AMERICA, INC. AND SUBSIDIARIES

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         The following table summarizes Aqua America's purchases of its common stock for the quarter ended September 30, 2005:

                             Issuer Purchases of Equity Securities

                                                                       Total              Maximum
                                                                   Number of            Number of
                                                                      Shares               Shares
                                                                   Purchased             that May
                                                                  as Part of               Yet be
                                        Total                       Publicly            Purchased
                                       Number        Average       Announced            Under the
                                    of Shares     Price Paid        Plans or              Plan or
Period                           Purchased (1)     per Share        Programs          Programs (2)
------                       -----------------  -------------  --------------   ------------------
July 1 - 31, 2005                       1,512        $ 30.55               -              411,209
August 1 - 31, 2005                    13,786        $ 33.73               -              411,209
September 1 - 30, 2005                 11,012        $ 36.82               -              411,209
                             -----------------  -------------  --------------   ------------------
Total                                  26,310        $ 34.84               -              411,209
                             =================  =============  ==============   ==================

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

                       AQUA AMERICA, INC. AND SUBSIDIARIES

Item 6.  Exhibits

         (a) Exhibits

             Exhibit No.   Description
             -----------   -----------
             31.1          Certification of Chief Executive Officer, pursuant to
                             Rule 13a-14(a) under the Securities and Exchange Act of 1934.

             31.2          Certification of Chief Financial Officer, pursuant to
                             Rule 13a-14(a) under the Securities and Exchange Act of 1934.

             32.1          Certification of Chief Executive Officer, pursuant to
                             18 U.S.C. Section 1350.

             32.2          Certification of Chief Financial Officer, pursuant to
                             18 U.S.C. Section 1350.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.




November 9, 2005

                                    AQUA AMERICA, INC.
                        ----------------------------------------------
                                       Registrant



                                    NICHOLAS DEBENEDICTIS
                        ----------------------------------------------
                                    Nicholas DeBenedictis
                                    Chairman, President and
                                    Chief Executive Officer




                                    DAVID P. SMELTZER
                        ----------------------------------------------
                                    David P. Smeltzer
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------

Exhibit No.                     Description
-----------                     -----------
--------------------------------------------------------------------------------
31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

--------------------------------------------------------------------------------
31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

--------------------------------------------------------------------------------
32.1             Certification of Chief Executive Officer, pursuant to 18
                 U.S.C. Section 1350.

--------------------------------------------------------------------------------
32.2             Certification of Chief Financial Officer, pursuant to 18
                 U.S.C. Section 1350.

--------------------------------------------------------------------------------