Form 10-K
period 2005-12-31
AQUA AMERICA INC
filed 2006-03-14
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005                  Commission File
                                                             number 1-6659

                               AQUA AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                 23-1702594
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania              19010-3489
------------------------------------------------            --------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (610) 527-8000
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
          Title of each class                          which registered
          -------------------                       ------------------------
Common stock, par value $.50 per share          New York Stock Exchange, Inc.
                                                Philadelphia Stock Exchange Inc.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes x No
                                               ---    ---

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes     No  x
                                                         ---    ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12(b)-2 of the Exchange Act: Large
accelerated filer    x     Accelerated filer       Non-accelerated filer
                 ----------                 ------                      -------

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes     No  x
                            ---    ---

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005: $2,837,883,767

         For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by June 30, 2005, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.

The number of shares outstanding of each of the registrant's classes of common stock as of February 17, 2006: 129,205,090

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of registrant's 2005 Annual Report to Shareholders have been incorporated by reference into Parts I and II of this Form 10-K Report.

         (2) Portions of the Proxy Statement, relative to the May 17, 2006 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, have been incorporated by reference into Part III of this Form 10-K Report.

                                TABLE OF CONTENTS

                                     Part I
                                                                                       Page
                                                                                       ----
Item 1.    Business                                                                      4
Item 1A.   Risk Factors                                                                 14
Item 1B.   Unresolved Staff Comments                                                    17
Item 2.    Properties                                                                   17
Item 3.    Legal Proceedings                                                            17
Item 4.    Submission of Matters to a Vote of Security Holders                          17

                                     Part II

Item 5.    Market for the Registrant's Common Stock, Related Stockholder Matters
           and Purchases of Equity Securities                                           18
Item 6.    Selected Financial Data                                                      19
Item 7.    Management's Discussion and Analysis of Financial Conditions and
           Results of Operations                                                        19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                   20
Item 8.    Financial Statements and Supplementary Data                                  20
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                         20
Item 9A.   Controls and Procedures                                                      20
Item 9B.   Other Information                                                            21

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant                           21
Item 11.   Executive Compensation                                                       23
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                              23
Item 13.   Certain Relationships and Related Transactions                               23
Item 14.   Principal Accountant Fees and Services                                       24

                                     Part IV

Item 15.  Exhibits and Financial Statement Schedules                                    24

          Signatures                                                                    25
          Exhibit Index                                                                 27

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K ("10-K"), or incorporated by reference into this 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans," "future," "potential," "probably" or the negative of such terms or similar expressions. Forward-looking statements in this 10-K, or incorporated by reference into this 10-K, include, but are not limited to, statements regarding:

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

         o   acquisition-related costs and synergies; and

         o the forward-looking statements contained under the heading "Forward-Looking Statements" in the section entitled "Management's Discussion and Analysis" from the portion of our 2005 Annual Report to Shareholders incorporated by reference herein and made a part hereof.

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

         o   abnormal weather conditions;

         o   changes in, or unanticipated, capital requirements;

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

         o   labor disputes;

         o increasing difficulties in obtaining insurance and increased cost of insurance;

         o cost overruns relating to improvements or the expansion of our operations;

         o   increases in the costs of goods and services;

         o   civil disturbance or terroristic threats or acts; and

         o   changes in accounting policies.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this 10-K and the documents that we incorporate by reference into this 10-K completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our estimates and assumptions only as of the date of this 10-K. Except for our ongoing obligations to disclose material information under the federal securities laws, we are not obligated to update these forward-looking statements, even though our situation may change in the future. For further information or other factors which could affect our financial results and such forward-looking statements, see "Risk Factors." We qualify all of our forward-looking statements by these cautionary statements.

                                     PART I

Item 1. Business

The Company

Aqua America, Inc. (referred to as "Aqua America", "we" or "us") is the holding company for regulated utilities providing water or wastewater services to approximately 2.5 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, Florida, Indiana, Virginia, Maine, Missouri, New York and South Carolina. Our largest operating subsidiary, Aqua Pennsylvania, Inc., accounts for approximately 56% of our operating revenues for 2005 and as of December 31, 2005, provides water or wastewater services to approximately one-half of the total number of people we serve, located in the suburban areas north and west of the City of Philadelphia and in 22 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our operating companies' service territories. We are the largest U.S.-based publicly-traded water utility based on number of people served.

The following table reports our operating revenues by principal state for the year ended December 31, 2005:

                                     Operating
                                     Revenues
                                      (000's)
                                     ---------

                Pennsylvania          $279,691
                Ohio                    39,839
                Texas                   37,953
                Illinois                35,300
                North Carolina          29,840
                New Jersey              22,588
                Indiana                 16,867
                Florida                 15,286
                Maine                    9,418
                Virginia                 8,337
                Other states             1,660
                                      --------
                                      $496,779
                                      ========

The following table indicates by customer class our operating revenues for the year ended December 31, 2005:

                                                        Operating
                                                        Revenues
             Customer class                              (000's)
                                                        ---------

             Residential water                           $295,473
             Commercial water                              73,455
             Fire protection                               21,861
             Industrial water                              18,364
             Other water                                   28,966
                                                         --------
             Water                                        438,119
             Wastewater                                    42,176
             Water and wastewater
                  operating contracts and other            16,484
                                                         --------
                                                         $496,779
                                                         ========

Our customer base is diversified among residential, commercial, fire protection, industrial, other water, wastewater customers and operating contracts and other customers. Residential customers make up the largest component of our customer base, with these customers representing 67% of our total water revenues. Substantially all of our water customers are metered, which allows us to measure and bill for our customers' water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during the late spring and early summer in our northern U.S. service territories. In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases water consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and water use restrictions in the affected areas, which could reduce water consumption. See "Water Supplies, Water Facilities and Wastewater Facilities" for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our customer base reduces our exposure to extreme or unusual weather conditions in any one area of our service territory.

Our growth in revenues over the past three years is a result of increases in our customer base and in water rates. The majority of the increase in customer base is due to customers added through acquisitions. During the three-year period of 2000 through 2002, our customer base increased at an annual compound rate of 3.3%. The customer growth rate in 2003 was 23.8%, and reflects the additional customers obtained in the AquaSource acquisition on July 31, 2003. In 2004, the customer growth rate was 11.5% and reflects the additional customers added through the Heater and Florida Water Services acquisitions. In 2005, the customer growth rate was 3.5%. Overall, for the five-year period of 2001 through 2005, our customer base increased at an annual compound rate of 8.9%.

Acquisitions and Water Sale Agreements

With approximately 50,000 community water systems in the U.S. (84% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water and wastewater). The nation's water systems range in size from large municipally-owned systems, such as the New York City water system that serves approximately 9 million people, to small systems, where a few customers share a common well. In the states where we operate, we believe there are over 22,000 public water systems of widely-varying size, with the majority of the population being served by government-owned water systems.

Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. According to the U.S Environmental Protection Agency's ("EPA") most recent survey of publicly-owned wastewater treatment facilities in 2000, there are approximately 16,000 such facilities in the nation serving approximately 72% of the U.S. population. The remaining population represents individual homeowners with their own treatment facilities; for example, community on-lot disposal systems and septic tank systems. The vast majority of wastewater facilities are government-owned rather than privately-owned. The EPA survey also indicated that there are approximately 6,600 wastewater facilities in operation or planned in the 13 states where we operate. In 2005, we acquired a business providing on-site septic tank pumping and other services. This business presently serves approximately 2,000 customers in southeastern Pennsylvania and northern Delaware.

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

We are actively exploring opportunities to expand our utility operations through acquisitions or other growth ventures. During the five-year period ended December 31, 2005, we completed 123 acquisitions or other growth ventures.

We believe that acquisitions will continue to be an important source of growth for us. We intend to continue to pursue acquisitions of municipally-owned and investor-owned water and wastewater systems of all sizes that provide services in areas adjacent to our existing service territories or in new service areas. We engage in continuing activities with respect to potential acquisitions, including calling on prospective sellers, performing analyses and investigations of acquisition candidates, making preliminary acquisition proposals and negotiating the terms of potential acquisitions.

Water Supplies, Water Facilities and Wastewater Facilities

Our water utility operations obtain their water supplies from surface water sources such as reservoirs, lakes, ponds, rivers and streams, in addition to obtaining water from wells and purchasing water from other water suppliers. Less than 10% of our water sales are purchased from other suppliers. It is our policy to obtain and maintain the permits necessary to obtain the water we distribute. Our supplies by principal service area are as follows:

o Pennsylvania - The principal supply of water is surface water from rural streams, rivers and reservoirs. Wells and interconnections with adjacent municipal authorities supplement these surface supplies. There are 11 surface water treatment plants.
o Ohio - Water supply is obtained for customers in Lake County from Lake Erie. Customers in Mahoning County obtain their water from man-made lakes and the Ashtabula division is supplied by purchased water obtained through an interconnection with an adjacent water utility. Water supply is obtained for customers in Stark and Summit counties from wells. In Trumbull County, customers are served through an interconnection from our Pennsylvania division.
o North Carolina - Water supply in 747 non-contiguous divisions is obtained principally from wells, with several divisions purchasing water from neighboring municipalities.
o Illinois - Water supply is obtained for customers in Kankakee County from the Kankakee River and satellite wells, while customers in Vermilion County are supplied from Lake Vermilion. In Will, Lee, Boone, Lake and Knox counties, our customers are served from wells. In some areas, water supply is supplemented with purchased water obtained through interconnections with adjacent water utilities.
o Texas - Water supply in 295 non-contiguous water systems is obtained principally from wells, supplemented in some cases by purchased water from adjacent surface water systems.

o Florida - Water supply in the majority of the 70 non-contiguous divisions is obtained principally from wells, supplemented in some cases by purchased water from adjacent surface water systems.
o New Jersey - Water supply is obtained principally from wells and the supply is supplemented with purchased water obtained through interconnections with adjacent water utilities.
o Indiana - Water supply in three water systems is obtained principally from wells.
o Virginia - Water supply in 127 non-contiguous divisions is obtained from wells, one division's supply is from surface water, and four divisions supplement their supply with purchased water from a nearby water system.
o Maine - Eleven non-contiguous water systems obtain their water supply as follows: six systems use groundwater, four systems use surface water and one system purchases water from a neighboring municipal district.

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

We believe that our wastewater treatment facilities are generally adequate to meet the present requirements of our customers. In addition, we own several sewer collection systems where the wastewater is treated at a municipally-owned facility. Capital funds are included in our capital plans to address inflow and infiltration in the collection systems, and wet weather flows at our lift stations and treatment plants, and other conditions and requirements that can affect compliance. Changes in regulatory requirements may be reflected in revised permit limits and conditions when National Pollution Discharge Elimination System ("NPDES") permits are renewed, typically on a five-year cycle. Capital improvements are planned and budgeted to meet anticipated changes in regulations and needs for increased capacity related to projected growth. The various state public utility commissions have generally recognized the operating and capital costs associated with these improvements in setting wastewater rates for current customers and capacity charges for new customers.

Economic Regulation

Most of our water and wastewater utility operations are subject to regulation by their respective state regulatory commissions, which have broad administrative power and authority to regulate rates and charges, determine franchise areas and conditions of service, approve acquisitions and authorize the issuance of securities. The regulatory commissions also establish uniform systems of accounts and approve the terms of contracts with affiliates and customers, business combinations with other utility systems, loans and other financings, and the franchise areas that we serve. A small number of our operations are subject to rate regulation by county or city governments. The profitability of our utility operations is influenced to a great extent by the timeliness and adequacy of rate allowances we are granted by the respective regulatory commissions or authorities in the various states in which we operate.

Accordingly, we maintain a rate case management capability to provide that the tariffs of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations, capital, taxes, energy, materials and compliance with environmental regulations. We file rate increase requests to recover the capital investments that we make in improving or replacing our facilities and to recover expenses. In the states in which we operate, we are subject to economic regulation by the following state regulatory commissions:

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

Some of the states in which we acquired operations in 2004 and 2003 require separate rate filings for each of our local systems, as compared to a single state-wide rate filing. Between August 2003 and December 2005, we filed or were preparing to file rate filings in over 25 jurisdictions. Due to the length of time since the last rate increase for some acquired systems and the large amount of capital improvements relative to the number of customers in some smaller systems, the proposed rate increase in some of these systems may be substantial. While each of these rate filings will proceed through the applicable regulatory process, we can provide no assurance that the rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increases. Further, there remains 116 divisions within these recently acquired operations where we have not yet filed a rate request.

We are currently consolidating our customer service locations into three principal call centers, implementing a common customer information system, and upgrading our financial information systems. We expect to complete our primary customer service initiatives by the end of 2006. Consistent with prior practice, we have capitalized costs and services associated with the projects and expect to recover these costs in future rates. Although we believe it is probable that the applicable public utility commissions will allow recovery of these costs, we can provide no assurances as to their full recoverability until the conclusion of the applicable rate proceeding.

Five states in which we operate permit water utilities, and in some states wastewater utilities, to add a surcharge to their water or wastewater bills to offset the additional depreciation and capital costs associated with certain capital expenditures related to replacing and rehabilitating infrastructure systems. Prior to these mechanisms being approved, water and wastewater utilities absorbed all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues. The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag. The infrastructure rehabilitation surcharge mechanism is intended to substantially reduce regulatory lag, which often acted as a disincentive to water and wastewater utilities to rehabilitate their infrastructure. In addition, our subsidiaries in certain states use a surcharge or credit on their bill to reflect changes in certain costs, such as changes in state tax rates, until such time as the costs are incorporated into base rates.

Currently, Pennsylvania, Illinois, Ohio, Indiana and Missouri allow for the use of infrastructure rehabilitation surcharges. These mechanisms typically adjust periodically based on additional qualified capital expenditures completed or anticipated in a future period. The infrastructure rehabilitation surcharge is capped at a percentage of base rates, generally at 5% to 9% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility's earnings exceed a regulatory benchmark. Infrastructure rehabilitation surcharges provided revenues of $10,186,000 in 2005, $7,817,000 in 2004 and $8,147,000 in 2003.

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

In December 2004, as a result of the settlement of a condemnation action, our Ohio operating subsidiary sold its water utility assets within the municipal boundaries of the City of Geneva in Ashtabula County, Ohio for net proceeds of approximately $4,716,000, which was in excess of the book value for these assets. The sale resulted in the recognition in the fourth quarter of 2004 of a pre-tax gain on the sale of these assets, net of expenses, of $2,342,000. We continue to operate this water system for the City of Geneva under an operating contract that began upon the closing of the sale for a period through December 2006. These water utility assets represent less than 1% of Aqua America's total assets, and the total number of customers included in the water system sold represents less than 1% of our total customer base. The increase in earnings associated with reinvesting the sale's proceeds and the operating income generated by the operating contract has offset the loss of this water system's historic contribution to income.

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

Environmental compliance issues remain at various water and wastewater facilities associated with acquired systems, including facilities acquired in connection with the AquaSource acquisition that was completed in 2003, the Heater and Florida Water Service acquisitions completed in 2004 and the acquisitions of small utilities in Northeastern Pennsylvania. We believe that the capital expenditures required to address these compliance issues have been budgeted in our capital program and represent less than 10% of our expected total capital expenditures over the next five years. We are parties to agreements with regulatory agencies in Texas, Florida, Indiana, Virginia and North Carolina under which we have committed to make certain improvements for environmental compliance. These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection to us from fines, penalties and other actions while corrective measures are being implemented. We are actively working directly with state environmental officials to implement or amend these agreements as necessary.

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

The EPA's issuance of a rule regulating radon in tap water has been postponed repeatedly since 1991. Limits for radon in tap water, if promulgated, would probably become effective 4 or 5 years after promulgation and would likely contain two standards to recognize cost-effective alternative approaches to dealing with radon in indoor air. We anticipate that the higher level established by such a rule might require treatment at a small percentage of our wells, primarily in North Carolina, Pennsylvania and Virginia. If the states in which we operate elect not to implement general radon reduction (Multi-Media Mitigation) programs, then a more stringent limit for radon could apply and a larger number of wells would be affected. We anticipate that states will adopt Multi-Media Mitigation programs, and the capital costs to comply with this future regulation could approximate $4,000,000 over a five year period.

The Safe Drinking Water Act provides for the regulation of radionuclides other than radon, such as radium and uranium. The Radionuclides Rule that became effective in December 2003 left unchanged the existing standards for gross alpha and radium, but changed the monitoring protocol. The rule also added a maximum contaminant level for uranium. Under the new testing protocols, some of our smaller groundwater facilities have exceeded one or more of the radionuclide standards and require treatment by January 2008. Treatment processes have already been installed at twelve facilities, and approximately twenty additional facilities will require the installation of a treatment process, replacement or modification of a well, or other remedy. The future capital cost of compliance is expected to be less than $5,000,000. The impact of the rulemaking is not expected to have a material impact on our results of operations or financial condition.

In order to remove or inactivate microbial organisms, rules were issued by the EPA to improve disinfection and filtration of potable water and reduce consumers' exposure to disinfectants and by-products of the disinfection process. In the future, we may be required to install filtration or other treatment, for one currently unfiltered surface water supply. The cost of this treatment, should it be required, is not expected to exceed $5,000,000. Certain small groundwater systems could be reclassified as being influenced by surface water. This may require additional treatment or the development of replacement sources of supply over time, the cost for which is not expected to exceed a total of $1,000,000. In addition, ten small systems in Florida were recently found to have trihalomethanes above the current maximum contaminant level. Treatment modifications are being planned that may require capital costs of approximately $1,500,000 over the next two years.

The EPA promulgated the Long Term 2 Enhanced Surface Water Treatment Rule and a Stage 2 Disinfection/Disinfection By-product Rule in January 2006. These rules will result in additional one-time special monitoring costs of approximately $600,000 over a four-year period from 2006 to 2010. The results of the monitoring might require modification of treatment, including capital improvements, in year 2008 and beyond. It is not possible at this time to reasonably project the potential impact on the capital budget, if any, from these rules, but the impact is not expected to have a material impact on our results of operations or financial condition.

A rule lowering the limit on arsenic was promulgated in 2001 and becomes effective in January 2006, with a provision for further time extensions for small systems. The rule will require installation of treatment or development of alternative supplies at a very limited number of our groundwater sources. The largest of these, in Pennsylvania, was equipped with treatment in 2004. A small system in Maine was equipped with treatment in 2005. One system each in Texas and Ohio will require treatment in 2006, and one system in North Carolina will require treatment or replacement of a currently unused back-up well. The cost of these remaining capital improvements to fully achieve compliance with this regulation is not expected to exceed $500,000.

In 2000, the gasoline additive Methyl tert-Butyl Ether ("MtBE") was discovered in a production well in one of our operating subsidiaries at levels exceeding the state drinking water standard. The well was immediately taken out of service and alternate water supplies were obtained. A legal settlement was reached in 2004 with the company believed to be responsible for the contamination and we received a settlement amount of $2,000,000 to cover the cost of a permanent replacement well, which was completed and placed in service in 2004, and to cover our interim purchased water costs incurred. Traces of MtBE may be found throughout the environment as the result of extensive use of MtBE as a gasoline additive.

Clean Water Act - The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams, and groundwater. It is our policy to obtain and maintain all required permits and approvals for the discharges from our water and wastewater facilities, and to comply with all conditions of those permits and other regulatory requirements. A program is in place to monitor facilities for compliance with permitting, monitoring and reporting for wastewater discharges. From time to time, discharge violations may occur which may result in fines. We are also parties to compliance agreements with regulatory agencies in several states where we operate while improvements are being made to address wastewater discharge compliance issues. These fines and penalties, if any, are not expected to have a material impact on our results of operations or financial condition. The required costs to comply with the agreements previously cited are included in our capital program, are not expected to be significant, and are expected to be recoverable in rates.

Recent changes in wastewater regulations in the state of Missouri will require improvements at certain of the 52 small wastewater systems we operate in that state. We presently estimate the cost of these improvements to be approximately $1,500,000 over the next three years.

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

In Pennsylvania, the Department of Environmental Protection has adopted the use of a revised formula for determining the magnitude of a probable maximum flood. We have studied our dams to determine what improvements may be needed as a result of this new calculation. Our initial studies identified three dams in Pennsylvania that could require capital improvements; however, further study reduced this to two dams needing improvements of approximately $6,000,000 in the aggregate. Our findings have been accepted by the Department of Environmental Protection, and design is underway for both dam improvement projects. Construction is anticipated to be completed over the next three years, and we believe that these capital expenditures will be recoverable in our rates. Similarly, in Ohio, the Department of Natural Resources has adopted the use of a revised formula. We have studied our dams in Ohio and determined that three of the dams will require improvements. Construction began in 2005 on one of these dams, and we believe that capital expenditures of approximately $4,600,000 in the aggregate will be required on these dams over the next four years.

Safety Standards - Our facilities and operations may be subject to inspections by representatives of the Occupational Safety and Health Administration from time to time. We maintain safety policies and procedures to comply with the Occupational Safety and Health Administration's rules and regulations, but violations may occur from time to time, which may result in fines and penalties, which are not expected to be material. We endeavor to correct such violations promptly after they are brought to our attention.

Security

In light of concerns regarding security in the wake of the September 11, 2001 terrorist attacks, we have increased security measures at our facilities. These increased security measures were not made in response to any specific threat. We are in contact with federal, state and local authorities and industry trade associations regarding information on possible threats and security measures for water utility operations. The cost of the increased security measures, including capital expenditures, is expected to be recoverable in water rates and is not expected to have a material impact on our results of operations or financial condition.

Employee Relations

As of December 31, 2005, we employed a total of 1,489 full-time employees. Our subsidiaries are parties to 10 agreements with labor unions covering 428 employees that expire at various times between March 2006 and May 2009. One of the agreements, representing 275 employees, expires in December 2006 and five additional contracts, representing 91 employees, expire at various other times in 2006.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You may also obtain our SEC filings from the SEC's Web site at www.sec.gov.

Our Internet Web site address is http://www.aquaamerica.com. We make available free of charge through our Web site's Investor Relations page all of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information. These reports and information are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

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

Item 1A. Risk Factors

In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial position or results of operations. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we projected. There may be additional risks that we do not presently know or that we currently believe are immaterial which could also impair our business or financial position.

OUR BUSINESS REQUIRES SIGNIFICANT CAPITAL EXPENDITURES AND THE RATES WE CHARGE OUR CUSTOMERS ARE SUBJECT TO REGULATION. IF WE ARE UNABLE TO OBTAIN SUFFICIENT CAPITAL ON REASONABLE TERMS OR OBTAIN GOVERNMENT APPROVAL OF OUR REQUESTS FOR RATE INCREASES, OR IF APPROVED RATE INCREASES ARE UNTIMELY OR INADEQUATE TO COVER OUR CAPITAL INVESTMENTS AND TO RECOVER EXPENSES, OUR PROFITABILITY MAY SUFFER.

The water utility business is capital intensive. In addition to the capital required to fund our growth through acquisition strategy, on an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. Our ability to maintain and meet our financial objectives is dependent upon the availability of adequate capital and the recovery of our capital investments through the rates we charge our customers. There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction and maintenance. In the event we are unable to obtain sufficient capital, our expansion efforts could be curtailed, which may affect our growth and may affect our future results of operations. The rates we charge our customers are subject to approval by the public utility commissions or similar regulatory bodies in the states in which we operate. We file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Once a rate increase petition is filed with a public utility commission, the ensuing administrative and hearing process may be lengthy and costly. The timing of our rate increase requests are therefore partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase to the extent approved. We can provide no assurances that any future rate increase request will be approved by the appropriate state public utility commission; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.

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

Some or all of these items could have a material adverse effect on our business and our ability to finance our business and comply with regulatory requirements. The businesses we acquire in the future may not achieve sales and profitability that would justify our investment, and any difficulties we encounter in the integration process, including in the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. In addition, as consolidation becomes more prevalent in the water and wastewater industries, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions.

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

In addition to the potential pollution of our water supply as described above, in the wake of the September 11, 2001 terrorist attacks and the ensuing threats to the nation's health and security, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant. Despite these tightened security measures, we may not be in a position to control the outcome of terrorist events should they occur.

WASTEWATER OPERATIONS MAY ENTAIL SIGNIFICANT RISKS.

Wastewater collection and treatment involve many risks associated with damage to the surrounding environment. If collection or treatment systems fail or do not operate properly, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing property damage or injury to aquatic life, or even human life. Liabilities resulting from such damage could materially and adversely affect the Company's results of operations and financial condition.

WORK STOPPAGES AND OTHER LABOR RELATIONS MATTERS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

Approximately 33% of our workforce, are unionized under ten labor contracts (or contracts under negotiation) with labor unions, which expire over several years. We believe our labor relations are good, but in light of rising costs for healthcare and pensions, contract negotiations in the future may be difficult. We are subject to a risk of work stoppages and other labor relations matters as we negotiate with the unions to address these issues, which could affect the Company's results of operations and financial condition. We cannot assure you that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our properties consist of transmission and distribution mains and conduits, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, supply lines, dams, reservoirs, buildings, vehicles, land, easements, rights and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage and distribution of water and the collection and treatment of wastewater. Substantially all of our properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of mortgage or indentures. These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries. For certain properties that we acquired through the exercise of the power of eminent domain and certain other properties we purchased, we hold title for water supply purposes only. We own, operate and maintain several thousand miles of transmission and distribution mains, 23 water treatment plants, and many well treatment stations and wastewater treatment plants. Some properties are leased under long-term leases. The following table indicates our net property, plant and equipment, in thousands of dollars, as of December 31, 2005 in the principal states where we operate:

                                                 Net Property,
                                                  Plant and
                                                  Equipment
                                                  ----------

             Pennsylvania                         $1,337,190
             Illinois                                179,391
             Ohio                                    176,296
             Texas                                   160,880
             North Carolina                          140,126
             New Jersey                              117,999
             Indiana                                  95,025
             Florida                                  56,371
             Maine                                    40,452
             Virginia                                 37,850
             Missouri                                  4,755
             Inter-company eliminations
                  and other states                   (66,385)
                                                  ----------
                                                  $2,279,950
                                                  ==========

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

Item 5. Market for the Registrant's Common Stock, Related Stockholder Matters and Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange and the Philadelphia Stock Exchange under the ticker symbol WTR. As of February 17, 2006, there were approximately 27,457 holders of record of our common stock.

The following table shows the high and low intraday sales prices for our common stock as reported on the New York Stock Exchange composite transactions reporting system and the cash dividends paid per share for the periods indicated (all per share data as presented has been adjusted for the 2005 4-for-3 common stock split effected in the form of a stock distribution):

                                                    First       Second       Third        Fourth
                                                   Quarter      Quarter      Quarter      Quarter       Year
                                              -----------------------------------------------------------------
2005
---------------------------------------------------------------------------------------------------------------
Dividend paid per common share                     $0.0975      $0.0975      $0.0975      $0.1069      $0.3994
Dividend declared per common share                  0.0975       0.0975       0.2044            -      $0.3994
Price range of common stock
  - high                                             19.37        23.24        29.15        29.22        29.22
  - low                                              17.49        18.03        21.61        22.88        17.49

2004
---------------------------------------------------------------------------------------------------------------
Dividend paid per common share                      $ 0.09       $ 0.09       $ 0.09      $0.0975      $0.3675
Dividend declared per common share                    0.09         0.09       0.1875            -       0.3675
Price range of common stock
  - high                                             17.14        16.47        16.67        18.48        18.48
  - low                                              15.00        14.24        14.18        15.58        14.18

We have paid common dividends consecutively for 61 years. Effective December 1, 2005, our Board of Directors authorized an increase of 9.6% in the dividend rate over the amount Aqua America, Inc. paid in the previous quarter. As a result of this authorization, beginning with the dividend payment in December 2005, the annualized dividend rate increased to $0.4276 per share. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to our earnings and financial condition, regulatory requirements and such other factors as our Board of Directors may deem relevant. During the past five years, our common dividends paid have averaged 56.3% of net income.

In August 2005, our Board of Directors declared a 4-for-3 common stock split effected in the form of a 33 1/3 % stock distribution for all common shares outstanding, to shareholders of record on November 17, 2005. The new shares were distributed on December 1, 2005. All share and per share data for all periods presented have been restated to give effect to the stock split.

The following table summarizes the Company's purchases of its common stock for the quarter ending December 31, 2005:

                            Issuer Purchases of Equity Securities

                                                                       Total             Maximum
                                                                   Number of           Number of
                                                                      Shares              Shares
                                                                   Purchased            that May
                                                                  as Part of              Yet be
                                       Total                        Publicly           Purchased
                                      Number        Average        Announced           Under the
                                   of Shares     Price Paid         Plans or             Plan or
Period                          Purchased (1)     per Share         Programs         Programs (2)
------                          ------------     ----------       ----------         -----------
October 1-31, 2005                     1,579        $ 27.55                -             548,278
November 1-30, 2005                      720        $ 25.49                -             548,278
December 1-31, 2005                   12,952        $ 26.71                -             548,278
                                ------------     ----------       ----------         -----------
Total                                 15,251        $ 26.74                -             548,278
                                ============     ==========       ==========         ===========

(1) These amounts consist of 10,656 shares we purchased from shareholders for the fractional shares that would otherwise be issued in connection with the December 1, 2005 stock split, and shares we purchased from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plan is available to all employees who receive option grants under the plan and these shares are purchased at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

(2) On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.

Item 6. Selected Financial Data

The information appearing in the section captioned "Summary of Selected Financial Data" from the portions of our 2005 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K Report is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information appearing in the section captioned "Management's Discussion and Analysis" from the portions of our 2005 Annual Report to Shareholders filed as
Exhibit 13.1 to this Form 10-K Report is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed-rate, long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates and short-term debt, which is at floating interest rates. As of December 31, 2005, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for fixed-rate, long-term debt are as follows:

                                                                                                                Fair
                               2006       2007       2008       2009       2010    Thereafter       Total      Value
---------------------------------------------------------------------------------------------------------------------
Long-term
   debt (fixed rate)        $24,645    $30,959    $23,651    $ 6,672    $53,884     $ 763,272    $903,083   $950,479
Weighted average
   interest rate              5.74%      5.64%      5.63%      5.72%      5.44%         5.35%       5.74%

From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the "available-for-sale" marketable equity securities. As of December 31, 2005, we owned no marketable equity securities as we sold the balance of our securities during 2004.

Item 8. Financial Statements and Supplementary Data

Information appearing under the captions "Consolidated Statements of Income and Comprehensive Income", "Consolidated Balance Sheets", "Consolidated Cash Flow Statements", "Consolidated Statements of Capitalization", "Consolidated Statements of Common Stockholders' Equity" and "Notes to Consolidated Financial Statements" from the portions of our 2005 Annual Report to Shareholders filed as
Exhibit 13.1 to this Form 10-K Report is incorporated by reference herein. Also, the information appearing in the sections captioned "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" from the portions of our 2005 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K Report is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is
(i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Management's Report on Internal Control Over Financial Reporting - The information appearing in the section captioned "Management's Report on Internal Control Over Financial Reporting" from the portions of our 2005 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K Report is incorporated by reference herein.

(c) Changes in Internal Control over Financial Reporting - No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

We make available free of charge within the Investor Relations / Corporate Governance section of our Internet Web site, at www.aquaamerica.com, and in print to any shareholder who requests, our Corporate Governance Guidelines, the Charters of each Committee of our Board of Directors, and our Code of Ethical Business Conduct. Requests for copies may be directed to Investor Relations Department, Aqua America, Inc., 762 W. Lancaster Avenue, Bryn Mawr, PA 19010-3489. Amendments to the Code, and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on the Company's Web site. The information contained on our Web site is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Directors of the Registrant, Audit Committee, Audit Committee Financial Expert and Filings under Section 16(a)

The information appearing in the sections captioned "Information Regarding Nominees and Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement relating to our May 17, 2006, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Executive Officers of the Registrant

The following table and the notes thereto set forth information with respect to our executive officers, including their names, ages, positions with Aqua America, Inc. and business experience during the last five years:

                                                         Position with
Name                                         Age         Aqua America, Inc. (1)
----                                         ---         ----------------------
Nicholas DeBenedictis                         60         Chairman, President and Chief Executive Officer (May 1993 to
                                                         present); President and Chief Executive Officer (July 1992 to May
                                                         1993); Chairman and Chief Executive Officer, Aqua Pennsylvania,
                                                         Inc. (July 1992 to present); President, Philadelphia Suburban Water
                                                         Company (February 1995 to January 1999) (2)

Roy H. Stahl                                  53         Executive Vice President and General Counsel (May 2000 to present);
                                                         Secretary (June 2001 to present); Senior Vice President and General
                                                         Counsel (April 1991 to May 2000) (3)

David P. Smeltzer                             47         Senior Vice President - Finance and Chief Financial Officer
                                                         (December 1999 to present); Vice President - Finance and Chief
                                                         Financial Officer (May 1999 to December 1999); Vice President -
                                                         Rates and Regulatory Relations, Philadelphia Suburban Water Company
                                                         (March 1991 to May 1999) (4)

Richard R. Riegler                            59         Senior Vice President - Engineering and Environmental Affairs
                                                         (January 1999 to present); Senior Vice President - Operations,
                                                         Philadelphia Suburban Water Company (April 1989 to January 1999) (5)

Richard D. Hugus                              56         President, Southern Operations (August 2003 to present); Vice
                                                         President - Corporate Development, Pennsylvania Suburban Water
                                                         Company (March 1991 to August 2003) (6)

Karl M. Kyriss                                55         President - Aqua Pennsylvania (March 2003 to present) (7)

Robert G. Liptak, Jr.                         58         President, Northern Operations (March 1999 to present); President,
                                                         Consumers Pennsylvania Water Company (1980 to March 1999) (8)

Robert A. Rubin                               43         Vice President, Controller and Chief Accounting Officer (May 2005
                                                         to present); Controller and Chief Accounting Officer (March 2004 to
                                                         May 2005); Controller (March 1999 to March 2004) (9)

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

Item 11. Executive Compensation

The information appearing in the sections captioned "Executive Compensation" of the Proxy Statement relating to our May 17, 2006, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Stock - The information appearing in the section captioned "Ownership of Common Stock" of the Proxy Statement relating to our May 17, 2006, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans - The following table provides information for our equity compensation plan as of December 31, 2005:

---------------------------------------------------------------------------------------------------------------
                                                                                     Number of securities
                              Number of securities                                   remaining available for
                              to be issued upon            Weighted-average          future issuance under
                              exercise of                  exercise price of         equity compensation plans
                              outstanding options,         outstanding options,      (excluding securities
Plan Category                 warrants and rights (a)      warrants and rights (b)   reflected in column (a))
---------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved
by security holders                 3,492,363                   $13.70                     4,093,297
---------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders                     0                         0                           0
---------------------------------------------------------------------------------------------------------------
Total                               3,492,363                   $13.70                     4,093,297
---------------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

The information appearing in the sections captioned "Certain Relationships and Related Transactions" of the Proxy Statement relating to our May 17, 2006, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information appearing in the section captioned "Independent Registered Public Accounting Firm - Services and Fees" of the Proxy Statement relating to our May 17, 2006, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, is incorporated herein by reference.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements. The following is a list of our consolidated financial statements and supplementary data incorporated by reference in Item 8 hereof:

         Management's Report on Internal Control Over Financial Reporting

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets - December 31, 2005 and 2004

         Consolidated Statements of Income and Comprehensive Income - 2005, 2004 and 2003

         Consolidated Cash Flow Statements - 2005, 2004 and 2003

         Consolidated Statements of Capitalization - December 31, 2005 and 2004

         Consolidated Statements of Common Stockholders' Equity - December 31, 2005, 2004 and 2003

         Notes to Consolidated Financial Statements


Financial Statement Schedules. All schedules to our consolidated financial statements are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Exhibits, Including Those Incorporated by Reference. A list of exhibits filed as part of this annual report on Form 10-K is set forth in the Exhibit Index hereto which is incorporated herein by reference. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AQUA AMERICA, INC.





                               By            NICHOLAS DEBENEDICTIS
                                 -----------------------------------------------
                                             Nicholas DeBenedictis
                                 Chairman, President and Chief Executive Officer


Date:  March 13, 2006

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy H. Stahl, Executive Vice President and General Counsel, and David P. Smeltzer, Senior Vice President -- Finance and Chief Financial Officer, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign this Report filed herewith and any or all amendments to said Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NICHOLAS DEBENEDICTIS                                            DAVID P. SMELTZER
--------------------------------------------                     -----------------------------------
Nicholas DeBenedictis                                            David P. Smeltzer
Chairman, President, Chief Executive Officer                     Senior Vice President - Finance and
(principal executive officer)                                    Chief Financial Officer
and Director

ROBERT A. RUBIN                                                  MARY C. CARROLL
--------------------------------------------                     -----------------------------------
Robert A. Rubin                                                  Mary C. Carroll
Principal Accounting Officer                                     Director

RICHARD H. GLANTON                                               LON R. GREENBERG
--------------------------------------------                     -----------------------------------
Richard H. Glanton                                               Lon R. Greenberg
Director                                                         Director

WILLIAM P. HANKOWSKY                                             JOHN F. MCCAUGHAN
--------------------------------------------                     -----------------------------------
William P. Hankowsky                                             John F. McCaughan
Director                                                         Director

JOHN E. MENARIO                                                  DR. CONSTANTINE PAPADAKIS
--------------------------------------------                     -----------------------------------
John E. Menario                                                  Dr. Constantine Papadakis
Director                                                         Director

RICHARD L. SMOOT
--------------------------------------------
Richard L. Smoot
Director

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
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

    4.14      First Amendment to Revolving Credit Agreement dated as of November
                  28, 2000, between Philadelphia Suburban Water Company and PNC Bank, National Association, First Union National Bank, N.A., Mellon Bank, N.A. dated as of December 22, 1999 (14) (Exhibit 4.19)

    4.15      Second Amendment to Revolving Credit Agreement dated as of
                  December 18, 2001, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, First Union National Bank, N.A., Fleet National Bank dated as of December 22, 1999 (15) (Exhibit 4.20)

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
    4.16      Thirty-fourth Supplemental Indenture, dated as of October 15,
                  2001. (15) (Exhibit 4.21)

    4.17      Thirty-fifth Supplemental Indenture, dated as of January 1, 2002.
                  (15) (Exhibit 4.22)

    4.18      Thirty-sixth Supplemental Indenture, dated as of June 1, 2002.
                  (17) (Exhibit 4.23)

    4.19      Thirty-seventh Supplemental Indenture, dated as of December 15,
                  2002. (18) (Exhibit 4.23)

    4.20      Credit Agreement dated as of October 25, 2002, between
                  Philadelphia Suburban Corporation and PNC Bank, National Association. (18) (Exhibit 4.24)

    4.21      Third Amendment to Revolving Credit Agreement dated as of December
                  16, 2002, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank dated as of December 22, 1999. (18) (Exhibit 4.25)

    4.22      Fourth Amendment to Revolving Credit Agreement dated as of
                  December 24, 2002, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank, National City Bank dated as of December 22, 1999. (18) (Exhibit 4.26)

    4.23      Note Purchase Agreement among the note purchasers and Philadelphia
                  Suburban Corporation, dated July 31, 2003 (19) (Exhibit 4.27)

    4.24      Credit Agreement dated as of July 31, 2003, between Philadelphia
                  Suburban Corporation and PNC Bank, National Association (19) (Exhibit 4.28)

    4.25      Fifth Amendment to Revolving Credit Agreement dated as of December
                  14, 2003, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank, National City Bank dated as of December 22, 1999. (22) (Exhibit 4.25)

    4.26      Credit Agreement dated as of May 28, 2004, between Aqua America,
                  Inc. and PNC Bank, National Association (21) (Exhibit 4.26)

    4.27      Sixth Amendment to Revolving Credit Agreement dated as of December
                  12, 2004 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank, National City Bank dated as of December 22, 1999. (25) (Exhibit 4.27)

    4.28      Thirty-eighth Supplemental Indenture, dated as of November 15,
                  2004. (25) (Exhibit 4.28)

    4.29      Thirty-ninth Supplemental Indenture, dated as of May 1, 2005. (24)
                  (Exhibit 4.29)

    4.30      Seventh Amendment to Revolving Credit Agreement dated as of
                  December 6, 2005 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Bank of America, N.A. (formerly Fleet National Bank), National City Bank dated as of December 22, 1999.

    4.31      Fortieth Supplemental Indenture, dated as of December 15, 2005.

   10.1       Excess Benefit Plan for Salaried Employees, effective December 1,
                  1989* (4) (Exhibit 10.4)

   10.2       Supplemental Executive Retirement Plan, effective December 1,
                  1989* (4) (Exhibit 10.5)

   10.3       Supplemental Executive Retirement Plan, effective March 15, 1992*
                  (1) (Exhibit 10.6)

   10.4       Employment letter agreement with Mr. Nicholas DeBenedictis, dated
                  May 20, 1992* (1) (Exhibit 10.8)

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
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

   10.16      Placement Agency Agreement between Philadelphia Suburban Water
                  Company and Merrill Lynch & Co., PaineWebber Incorporated, A.G. Edwards & Sons, Inc., First Union Securities, Inc., PNC Capital Markets, Inc. and Janney Montgomery Scott, Inc., dated as of November 15, 1999 (13) (Exhibit 10.41)

   10.17      Bond Purchase Agreement among the Delaware County Industrial
                  Development Authority, Philadelphia Suburban Water Company and The GMS Group, L.L.C., dated October 23, 2001 (15) (Exhibit 10.35)

   10.18      Construction and Financing Agreement between the Delaware County
                  Industrial Development Authority and Philadelphia Suburban Water Company dated as of October 15, 2001 (15) (Exhibit 10.36)

   10.19      Agreement among Philadelphia Suburban Corporation, Philadelphia
                  Suburban Water Company and Nicholas DeBenedictis, dated August 7, 2001* (15) (Exhibit 10.37)

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
   10.20      Agreement among Philadelphia Suburban Corporation, Philadelphia
                  Suburban Water Company and Roy H. Stahl, dated August 7, 2001*
                  (15) (Exhibit 10.38)

   10.21      Agreement among Philadelphia Suburban Corporation, Philadelphia
                  Suburban Water Company and Richard R. Riegler, dated August 7, 2001* (15) (Exhibit 10.39)

   10.22      Agreement among Philadelphia Suburban Corporation, Philadelphia
                  Suburban Water Company and David P. Smeltzer, dated August 7, 2001* (15) (Exhibit 10.40)

   10.23      Agreement among Philadelphia Suburban Corporation, Philadelphia
                  Suburban Water Company and Richard D. Hugus, dated August 7, 2001* (22) (Exhibit 10.23)

   10.24      2004 Annual Cash Incentive Compensation Plan* (22) (Exhibit 10.30)

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

   10.29      2005 Annual Cash Incentive Compensation Plan* (25) (Exhibit 10.29)

   10.30      2006 Annual Cash Incentive Compensation Plan*

   10.31      Bond Purchase Agreement among the Northumberland County Industrial
                  Development Authority, Aqua Pennsylvania, Inc., and Sovereign Securities Corporation, LLC, dated November 16, 2004. (25) (Exhibit 10.31)

   10.32      Aqua America, Inc. 2004 Equity Compensation Plan* (23)

   10.33      2005 Executive Deferral Plan* (25) (Exhibit 10.33)

   10.34      2005 Director Deferral Plan* (25) (Exhibit 10.34)

   10.35      Non-Employee Directors' Compensation for 2006* (26) (Exhibit 10.1)

   10.36      Bond Purchase Agreement among the Delaware County Industrial
                  Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated May 10, 2005. (24) (Exhibit 10.36)

   10.37      Bond Purchase Agreement among the Delaware County Industrial
                  Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2005.

   10.38      Aqua America, Inc. Dividend Reinvestment and Direct Stock Purchase
                  Plan* (29)

   10.39      Aqua America, Inc. Amended and Restated Employee Stock Purchase
                  Plan*

   10.40      Form of Stock Option Agreement*

   10.41      2005 Salaries; Annual Incentive Compensation Earned in 2004* (27)
                  (Exhibit 10.1)

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
   10.42      Acceleration of Payout of 2003 and 2004 Dividend Equivalent
                  Awards; Grants of 2005 Dividend Equivalent Awards; Performance Criteria for Acceleration of Payout of Dividend Equivalent Awards* (27) (Exhibit 10.2)

   10.43      Vesting of Restricted Stock Granted in 2004; Grants of Restricted
                  Stock* (27) (Exhibit 10.3)

   10.44      2006 Salaries; Annual Incentive Compensation Earned in 2005* (28)
                  (Exhibit 10.1)

   10.45      Acceleration of Payout of 2004 and 2005 Dividend Equivalent
                  Awards; Grants of 2006 Dividend Equivalent Awards; Performance Criteria for Acceleration of Payout of Dividend Equivalent Awards* (28) (Exhibit 10.2)

   10.46      Vesting of Restricted Stock Granted in 2005; Grants of Restricted
                  Stock* (28) (Exhibit 10.3)

   13.1       Selected portions of Annual Report to Shareholders for the year ended December 31, 2005 incorporated by reference in Annual Report on Form 10-K for the year ended December 31, 2005.

   21.1       Subsidiaries of Aqua America, Inc.

   23.1       Consent of Independent Registered Public Accounting Firm -
                  PricewaterhouseCoopers LLP

   24.1       Power of Attorney (included on signature page)

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

(20)  Filed as an Exhibit to Form 8-K filed December 9, 2004.

(21) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(22) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2003.

(23)  Filed as Appendix C to definitive Proxy Statement dated April 2, 2004.

(24) Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(25) Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2004.

(26)  Filed as an Exhibit to Form 8-K filed December 12, 2005.

(27)  Filed as an Exhibit to Form 8-K filed March 7, 2005.

(28)  Filed as an Exhibit to Form 8-K filed March 13, 2006.

(29)  Filed as a Registration Statement on Form S-3 on February 18, 2005.


*Indicates management contract or compensatory plan or arrangement.