Form 10-Q
period 2006-03-31
AQUA AMERICA INC
filed 2006-05-09
CIK 78128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2006

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

Yes [X]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X] Accelerated filer [_] Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 21, 2006.

129,512,881.

Part I - Financial Information
Item 1. Financial Statements

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)

                                   (UNAUDITED)

                                                                     March 31,   December 31,
                                                                       2006          2005
                                                                    ----------   ------------
                               Assets
Property, plant and equipment, at cost                              $2,950,523    $2,900,585
Less: accumulated depreciation                                         638,352       620,635
                                                                    ----------    ----------
   Net property, plant and equipment                                 2,312,171     2,279,950
                                                                    ----------    ----------
Current assets:
   Cash and cash equivalents                                            51,445        11,872
   Accounts receivable and unbilled revenues, net                       57,600        62,690
   Inventory, materials and supplies                                     8,796         7,798
   Prepayments and other current assets                                  7,919         7,596
                                                                    ----------    ----------
   Total current assets                                                125,760        89,956
                                                                    ----------    ----------
Regulatory assets                                                      132,316       130,953
Deferred charges and other assets, net                                  58,364        57,241
Funds restricted for construction activity                              62,522        68,625
                                                                    ----------    ----------
                                                                    $2,691,133    $2,626,725
                                                                    ==========    ==========
              Liabilities and Stockholders' Equity
Common stockholders' equity:
   Common stock at $.50 par value, authorized 300,000,000 shares,
      issued 130,210,197 and 129,658,806 in 2006 and 2005           $   65,105    $   64,829
   Capital in excess of par value                                      489,110       478,508
   Retained earnings                                                   287,893       285,132
   Treasury stock, 704,076 and 688,625 shares in 2006 and 2005         (13,356)      (12,914)
   Accumulated other comprehensive loss                                 (3,082)       (3,082)
   Unearned compensation                                                (1,476)         (550)
                                                                    ----------    ----------
   Total common stockholders' equity                                   824,194       811,923
                                                                    ----------    ----------
Minority interest                                                        1,609         1,551
Long-term debt, excluding current portion                              916,459       878,438
Commitments and contingencies                                               --            --
Current liabilities:
   Current portion of long-term debt                                    24,666        24,645
   Loans payable                                                       167,150       138,505
   Accounts payable                                                     29,910        55,455
   Accrued interest                                                     11,750        13,052
   Accrued taxes                                                         6,777         1,111
   Other accrued liabilities                                            28,257        30,571
                                                                    ----------    ----------
   Total current liabilities                                           268,510       263,339
                                                                    ----------    ----------
Deferred credits and other liabilities:
   Deferred income taxes and investment tax credits                    252,521       250,346
   Customers' advances for construction                                 76,327        74,828
   Regulatory liabilities                                               11,852        11,751
   Other                                                                34,701        31,969
                                                                    ----------    ----------
   Total deferred credits and other liabilities                        375,401       368,894
                                                                    ----------    ----------
Contributions in aid of construction                                   304,960       302,580
                                                                    ----------    ----------
                                                                    $2,691,133    $2,626,725
                                                                    ==========    ==========

See notes to consolidated financial statements beginning on page 6 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                   Three Months Ended
                                                       March 31,
                                                  -------------------
                                                    2006       2005
                                                  --------   --------
Operating revenues                                $117,949   $113,988
Costs and expenses:
   Operations and maintenance                       51,316     47,309
   Depreciation                                     16,830     14,683
   Amortization                                      1,114      1,228
   Taxes other than income taxes                     8,067      7,997
                                                  --------   --------
                                                    77,327     71,217
                                                  --------   --------
Operating income                                    40,622     42,771
Other expense (income):
   Interest expense, net                            14,172     12,795
   Allowance for funds used during construction       (918)      (364)
   Gain on sale of other assets                       (267)      (481)
                                                  --------   --------
Income before income taxes                          27,635     30,821
Provision for income taxes                          11,071     11,950
                                                  --------   --------
Net income                                        $ 16,564   $ 18,871
                                                  ========   ========
Net income per common share:
   Basic                                          $   0.13   $   0.15
                                                  ========   ========
   Diluted                                        $   0.13   $   0.15
                                                  ========   ========
Average common shares outstanding
   during the period:
   Basic                                           129,181    127,361
                                                  ========   ========
   Diluted                                         130,893    128,886
                                                  ========   ========
Cash dividends declared per common share          $ 0.1069   $ 0.0975
                                                  ========   ========

See notes to consolidated financial statements beginning on page 6 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)

                                   (UNAUDITED)

                                                            March 31,   December 31,
                                                              2006          2005
                                                           ----------   ------------
Common stockholders' equity:
   Common stock, $.50 par value                            $   65,105    $   64,829
   Capital in excess of par value                             489,110       478,508
   Retained earnings                                          287,893       285,132
   Treasury stock                                             (13,356)      (12,914)
   Accumulated other comprehensive loss                        (3,082)       (3,082)
   Unearned compensation                                       (1,476)         (550)
                                                           ----------    ----------
Total common stockholders' equity                             824,194       811,923
                                                           ----------    ----------
Long-term debt:
Long-term debt of subsidiaries (substantially secured by
   utility plant):
   Interest Rate Range
      0.00% to 2.49%                                           22,166        21,574
      2.50% to 2.99%                                           29,070        28,684
      3.00% to 3.49%                                           17,356        17,380
      3.50% to 3.99%                                            6,680         6,748
      4.00% to 4.49%                                            1,300         1,300
      4.50% to 4.99%                                           29,395        29,395
      5.00% to 5.49%                                          262,580       262,588
      5.50% to 5.99%                                           79,000        79,000
      6.00% to 6.49%                                           88,504        88,504
      6.50% to 6.99%                                           32,000        32,000
      7.00% to 7.49%                                           13,734        15,878
      7.50% to 7.99%                                           24,955        25,012
      8.00% to 8.49%                                           26,454        26,507
      8.50% to 8.99%                                            9,000         9,000
      9.00% to 9.49%                                           46,676        46,764
      9.50% to 9.99%                                           40,439        40,933
      10.00% to 10.50%                                          6,000         6,000
                                                           ----------    ----------
                                                              735,309       737,267
Unsecured notes payable, 4.87%, maturing in various
   installments 2010 through 2023                             135,000       135,000
Unsecured notes payable, 5.95%, due in 2023 through 2034       40,000            --
Unsecured notes payable, 5.01%, due 2015                       18,000        18,000
Unsecured notes payable, 5.20%, due 2020                       12,000        12,000
Notes payable, 6.05%, maturing in 2006 through 2008               816           816
                                                           ----------    ----------
                                                              941,125       903,083
Current portion of long-term debt                              24,666        24,645
                                                           ----------    ----------
Long-term debt, excluding current portion                     916,459       878,438
                                                           ----------    ----------
Total capitalization                                       $1,740,653    $1,690,361
                                                           ==========    ==========

See notes to consolidated financial statements beginning on page 6 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                           Accumulated       Unearned
                                                       Capital in                             Other       Compensation
                                              Common    excess of   Retained   Treasury   Comprehensive   on Restricted
                                              Stock     par value   earnings     Stock         Loss           Stock         Total
                                             -------   ----------   --------   --------   -------------   -------------   --------
Balance at December 31, 2005                 $64,829    $478,508    $285,132   $(12,914)     $(3,082)        $  (550)     $811,923
Net income                                        --          --      16,564         --           --              --        16,564
Dividends paid                                    --          --     (13,803)        --           --              --       (13,803)
Sale of stock (91,288 shares)                     41       2,054          --        250           --              --         2,345
Repurchase of stock (24,096 shares)               --          --          --       (692)          --              --          (692)
Equity Compensation Plan (35,000 shares)          18       1,013          --         --           --          (1,031)           --
Exercise of stock options (433,748 shares)       217       5,040          --         --           --              --         5,257
Stock-based compensation                          --         759          --         --           --             105           864
Employee stock plan tax benefits                  --       1,736          --         --           --              --         1,736
                                             -------    --------    --------   --------      -------         -------      --------
Balance at March 31, 2006                    $65,105    $489,110    $287,893   $(13,356)     $(3,082)        $(1,476)     $824,194
                                             =======    ========    ========   ========      =======         =======      ========

See notes to consolidated financial statements beginning on page 6 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                         Three Months Ended
                                                             March 31,
                                                        -------------------
                                                          2006       2005
                                                        --------   --------
Cash flows from operating activities:
   Net income                                           $ 16,564   $ 18,871
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                       17,944     15,911
      Deferred income taxes                                2,026        740
      Gain on sale of other assets                          (267)      (481)
      Stock-based compensation                               662         --
      Net increase in receivables, inventory and
         prepayments                                       3,321     14,421
      Net decrease in payables, accrued interest,
         accrued taxes and other accrued liabilities     (28,229)    (8,942)
      Other                                                1,088     (1,527)
                                                        --------   --------
Net cash flows from operating activities                  13,109     38,993
                                                        --------   --------
Cash flows from investing activities:
   Property, plant and equipment additions, including
      allowance for funds used during construction of
      $918 and $364                                      (46,888)   (34,341)
   Acquisitions of water and wastewater systems, net      (2,506)    (1,661)
   Proceeds from the sale of other assets                    267        484
   Additions to funds restricted for construction
      activity                                              (972)       (43)
   Release of funds previously restricted for
      construction activity                                7,075      7,860
   Other                                                    (372)       (52)
                                                        --------   --------
Net cash flows used in investing activities              (43,396)   (27,753)
                                                        --------   --------
Cash flows from financing activities:
   Customers' advances and contributions in aid of
      construction                                         2,167      2,559
   Repayments of customers' advances                        (747)    (1,001)
   Net proceeds (repayments) of short-term debt           28,645     (1,575)
   Proceeds from long-term debt                           41,624     29,918
   Repayments of long-term debt                           (3,718)   (24,583)
   Change in cash overdraft position                       7,329     (6,543)
   Proceeds from exercised stock options                   5,257      2,674
   Stock-based compensation windfall tax benefits          1,453         --
   Proceeds from issuing common stock                      2,345      2,174
   Repurchase of common stock                               (692)      (124)
   Dividends paid on common stock                        (13,803)   (12,411)
                                                        --------   --------
Net cash flows from (used in) financing activities        69,860     (8,912)
                                                        --------   --------
Net increase in cash and cash equivalents                 39,573      2,328
Cash and cash equivalents at beginning of period          11,872     14,192
                                                        --------   --------
Cash and cash equivalents at end of period              $ 51,445   $ 16,520
                                                        ========   ========

See notes to consolidated financial statements beginning on page 6 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)
                                   (UNAUDITED)

Note 1    Basis of Presentation

          The accompanying consolidated balance sheet and statement of capitalization of Aqua America, Inc. (the "Company") at March 31, 2006, the consolidated statements of income, and cash flow for the three months ended March 31, 2006 and 2005, and the consolidated statement of common stockholders' equity for the three months ended March 31, 2006, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the changes in common stockholders' equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Aqua America Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

          Certain prior year amounts have been changed to conform with current year's presentation. Prior to the fourth quarter of 2005, cash overdrafts were reported as components of cash or loans payable. This presentation was changed to classify cash overdrafts as accounts payable. Accordingly, applicable historical balance sheet and cash flow amounts have been revised to conform to the new presentation and a new line has been added in the cash flow from financing activities section titled "change in cash overdraft position." This revision had no impact on the Company's net income, cash flows from operating activities or cash flows used in investing activities. The revision increased the Company's net cash flows used in financing activities from that which was previously reported by $1,971 for the three months ended March 31, 2005. Share and per share data have been restated to give effect to the 2005 4-for-3 common stock split.

Note 2    Long-term Debt and Loans Payable

          In March 2006, the Company's Pennsylvania operating subsidiary issued $40,000 of unsecured notes at 5.95% of which $10,000 are due in 2023, 2024, 2033 and 2034. Proceeds from the sale of bonds were received on March 31, 2006 and the proceeds were used to repay short-term borrowings in April 2006.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

Note 3    Net Income per Common Share

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

                                            Three Months Ended
                                                  March 31,
                                            ------------------
                                               2006      2005
                                             -------   -------
Average common shares outstanding during
   the period for basic computation          129,181   127,361
Dilutive effect of employee stock options      1,712     1,525
                                             -------   -------
Average common shares outstanding during
   the period for diluted computation        130,893   128,886
                                             =======   =======

          For the quarters ended March 31, 2006 and 2005, employee stock options to purchase 611,350 and 829,867 shares of common stock, respectively, were excluded from the calculations of diluted net income per share as the options' exercise price was greater than the average market price of the Company's common stock during these periods.

Note 4    Stock-based Compensation

          Under the Company's 2004 Equity Compensation Plan (the "2004 Plan"), as approved by the shareholders to replace the 1994 Equity Compensation Plan (the "1994 Plan"), qualified and nonqualified stock options may be granted to officers, key employees and consultants at prices equal to the market price of the stock on the day of the grant. Officers and key employees may also be granted dividend equivalents and restricted stock. Restricted stock may also be granted to non-employee members of the Board of Directors. The 2004 Plan authorizes 4,900,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2004 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the plans to any one individual in any one year is 200,000. Awards under the 2004 Plan are made by a committee of the Board of Directors. At March 31, 2006, 3,456,803 shares underlying stock option and restricted stock awards were still available for grant under the 2004 Plan, although under the terms of the 2004 Plan, terminated, expired or forfeited grants under the 1994 Plan and shares withheld to satisfy tax withholding requirements under the plan may be re-issued under the plan.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

          STOCK OPTIONS-Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," which revised SFAS No. 123, "Accounting for Stock-based Compensation," and superseded APB No. 25, "Accounting for Stock Issued to Employees." Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25. Accordingly, no compensation expense related to granting of stock options had been recognized in the financial statements prior to adoption of SFAS No. 123R for stock options that were granted, as the grant price equaled the market price on the date of grant.

          The Company adopted this standard using the modified prospective method, and accordingly the financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under this transition method, compensation cost recognized in the three months ended March 31, 2006 includes compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, and share-based payments granted after January 1, 2006. For the three months ended March 31, 2006, the impact of the adoption of SFAS No. 123R as compared to if the Company had continued to account for share-based compensation under APB Opinion No. 25: increased operations and maintenance expense by $662, increased capitalized compensation costs by $97, lowered income tax expense by $162, lowered net income by $500 and lowered basic and diluted net income per share by $0.004. SFAS 123R requires the Company to estimate forfeitures in calculating the compensation expense instead of recognizing these forfeitures and the resulting reduction in compensation expense as they occur. As of January 1, 2006, the cumulative after-tax effect of this change in accounting for forfeitures, if this adjustment was recorded, would have been to reduce stock-based compensation by $12. The estimate of forfeitures will be adjusted over the vesting period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. The adoption of this standard had no impact on net cash flows and results in the reclassification on the consolidated cash flow statements of related tax benefits from cash flows from operating activities to cash flows from financing activities to the extent these tax benefits exceeded the associated compensation cost recognized in the income statement.

          Options are exercisable in installments of 33% annually, starting one year from the date of the grant and expire 10 years from the date of the grant. The fair value of each option is amortized into compensation expense on a straight-line basis over their respective 36 month vesting period, net of estimated forfeitures. The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model. The per share weighted-average fair value at the date of grant for stock options granted during the three months ended March 31, 2006 and the year ended December 31, 2005 was $7.82 and $4.54 per option, respectively. The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense:

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

                                              2006   2005
                                              ----   ----
                    Expected term (years)      5.2    5.2
                    Risk-free interest rate    4.7%   4.0%
                    Expected volatility       25.8%  27.8%
                    Dividend yield            1.76%  2.40%

          Historical information was the principal basis for the selection of the expected term and dividend yield. The expected volatility is based on a weighted-average combination of historical and implied volatilities over a time period that approximates the expected term of the option. The risk-free interest rate was selected based upon the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

          The following table summarizes stock option transactions for the three months ended March 31, 2006:

                                                    Weighted     Weighted
                                                     Average      Average     Aggregate
                                                    Exercise     Remaining    Intrinsic
                                          Shares      Price    Life (years)     Value
                                        ---------   --------   ------------   ---------
Options:
   Outstanding at beginning of period   3,492,363    $13.70         6.9
   Granted                                611,950    $29.46
   Forfeited                               (6,790)   $18.85
   Expired                                     --    $   --
   Exercised                             (433,748)   $12.13
                                        ---------    ------
   Outstanding at end of period         3,663,775    $16.51         7.3        $42,430
                                        =========    ======         ===        =======
   Exercisable at end of period         2,223,565    $12.62         6.2        $33,796
                                        =========    ======         ===        =======

          The aggregate intrinsic value of options exercised during the first quarter of 2006 and 2005 was $6,986 and $3,451, respectively. The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

          The following table summarizes information about the options outstanding and options exercisable as of March 31, 2006:

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

                            Options Outstanding            Options Exercisable
                    -----------------------------------   --------------------
                                  Weighted     Weighted               Weighted
                                   Average      Average                Average
                                  Remaining    Exercise               Exercise
                      Shares    Life (years)     Price      Shares      Price
                    ---------   ------------   --------   ---------   --------
Range of prices:
   $ 5.81 - 9.99      450,694        3.0        $ 7.51      450,694    $ 7.51
   $10.00 - 12.99   1,108,191        6.2         12.20    1,108,191     12.20
   $13.00 - 15.99      99,161        7.2         13.75       44,993     13.76
   $16.00 - 16.99     614,530        8.0         16.15      375,211     16.15
   $17.00 - 18.33     779,849        8.9         18.33      244,476     18.33
   $29.00 - 29.99     611,350        9.9         29.46           --        --
                    ---------        ---        ------    ---------    ------
                    3,663,775        7.3        $16.51    2,223,565    $12.62
                    =========        ===        ======    =========    ======

          As of March 31, 2006, there was $8,555 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.7 years.

          The following table provides the pro forma net income and earnings per share for the three months ended March 31, 2005 as if compensation cost for stock-based employee compensation was determined as of the grant date under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148.

Net income, as reported:                                 $18,871
Add: stock-based employee compensation
   expense included in reported net income, net of tax        58
Less: pro forma expense related to stock
   options granted, net of tax effects                      (503)
                                                         -------
Pro forma                                                $18,426
                                                         =======
Basic net income per share:
   As reported                                           $  0.15
   Pro forma                                                0.14
Diluted net income per share:
   As reported                                           $  0.15
   Pro forma                                                0.14

          For the purposes of this pro forma disclosure, the fair value of the options at the date of grant was estimated using the Black-Scholes option-pricing model.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

          RESTRICTED STOCK-Restricted stock awards provide the grantee with the rights of a shareholder, including the right to receive dividends and to vote such shares, but not the right to sell or otherwise transfer the shares during the restriction period. Restricted stock awards result in compensation expense which is equal to the fair market value of the stock on the date of the grant and is amortized ratably over the restriction period. The adoption of SFAS No. 123R had no impact on the Company's recognition of stock-based compensation expense associated with restricted stock awards. The Company expects forfeitures of restricted stock to be de minimus. There were no forfeitures during the three months ended March 31, 2006 nor have there been forfeitures prior to the adoption of SFAS 123R for the grants that were under restriction as of January 1, 2006.

          During the three months ended March 31, 2006 and 2005, the Company recorded stock-based compensation related to restricted stock awards as amortization expense in the amounts of $105 and $96, respectively. The following table summarizes non-vested restricted stock transactions for the three months ended March 31, 2006:

                                           Number    Weighted
                                             of       Average
                                           Shares   Fair Value
                                          -------   ----------
Nonvested shares at beginning of period    43,998     $17.70
   Granted                                 35,000     $29.46
   Vested                                 (17,110)    $17.41
   Forfeited                                   --     $   --
                                           ------     ------
Nonvested shares at end of period          61,888     $24.43
                                           ======     ======

          The total value of awards for which restrictions lapsed during the three months ended March 31, 2006 was $488. As of March 31, 2006, $1,476 of unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 1.7 years. The aggregate intrinsic value of restricted stock as of March 31, 2006 was $1,722. The aggregate intrinsic value of restricted stock is based on the number of shares of restricted stock and the market value of the Company's common stock as of the period end date.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

Note 5    Pension Plans and Other Postretirement Benefits

          The Company maintains a qualified defined benefit plan, nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The following tables provide the components of net periodic benefit costs:

                                      Pension Benefits
                                     ------------------
                                     Three Months Ended
                                            March 31,
                                     ------------------
                                       2006      2005
                                     -------   -------
Service cost                         $ 1,275   $ 1,260
Interest cost                          2,566     2,483
Expected return on plan assets        (2,375)   (2,385)
Amortization of transition
   obligation (asset)                    (53)      (53)
Amortization of prior service cost        58       100
Amortization of actuarial loss           480       423
Capitalized costs                       (472)     (429)
                                     -------   -------
Net periodic benefit cost            $ 1,479   $ 1,399
                                     =======   =======

                                              Other
                                     Postretirement Benefits
                                     -----------------------
                                        Three Months Ended
                                            March 31,
                                     -----------------------
                                           2006    2005
                                          -----   -----
Service cost                              $ 280   $ 330
Interest cost                               418     483
Expected return on plan assets             (320)   (313)
Amortization of transition
   obligation (asset)                       203     200
Amortization of prior service cost         (183)    (15)
Amortization of actuarial loss               88      55
Amortization of regulatory asset             38      38
Capitalized costs                          (188)   (173)
                                          -----   -----
Net periodic benefit cost                 $ 336   $ 605
                                          =====   =====

          The Company contributed $2,652 in April 2006 to its defined benefit pension plan and intends to contribute $3,748 during the balance of 2006. In addition, the Company expects to contribute approximately $2,882 for the funding of its other postretirement benefits.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

Note 6    Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS 123R generally requires that the Company measure the cost of employee services received in exchange for stock-based awards on the grant-date fair value and this cost will be recognized over the period during which an employee provides service in exchange for the award. Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company provided pro forma disclosure of its compensation costs associated with the fair value of stock options that had been granted, and accordingly, no compensation costs were recognized in its consolidated financial statements. The Company adopted this standard using the modified prospective method, and accordingly, the financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. During the first quarter of 2006, the adoption of SFAS 123R lowered net income by $500 and increased operations and maintenance expense by $662. The after-tax impact of adopting SFAS 123R is expected to approximate $3,000 during the year ending December 31, 2006. The adoption of this standard had no material impact on the Company's overall financial position, no impact on cash flow, and results in the reclassification on the consolidated cash flow statements of related tax benefits from cash flows from operating activities to cash flows from financing activities to the extent these tax benefits exceeded the associated compensation cost recognized in the income statement. See Note 4 for further information and the required disclosures under SFAS 123R.

Note 7    Water and Wastewater Rates

          In May 2004, the Company's operating subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality to increase rates by $11,920 over a multi-year period. The application seeks to increase annual revenues in phases and is accompanied by a plan to defer and amortize a portion of the Company's depreciation, operating and other tax expense over a similar multi-year period, such that the impact on operating income approximates the requested amount during the first years that the new rates are in effect. The application is currently pending before the Commission and several customers and municipalities have joined the proceeding to challenge the rate request. The Company commenced billing for the requested rates and implemented the deferral plan in August 2004. The additional revenue billed and collected prior to the final ruling are subject to refund based on the outcome of the ruling. The revenue recognized and the expenses deferred by the Company reflect an estimate of the final outcome of the ruling. As of March 31, 2006, the Company has deferred $10,329 of expenses and recognized $6,868 of revenue that is subject to refund based on the outcome of the final commission order, which is not expected to be issued prior to December 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In thousands of dollars, except per share amounts)

                           Forward-looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the completion of various construction projects; the projected timing and annual value of rate increases; the recovery of certain costs and capital investments through rate increase requests; the projected effects of recent accounting pronouncements, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," "plans" or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, and our ability to assimilate acquired operations. In addition to these uncertainties or factors, our future results may be affected by the factors and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

                               General Information

Nature of Operations - Aqua America, Inc. ("we" or "us"), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be more than 2.5 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, Florida, Indiana, Virginia, Maine, Missouri, New York and South Carolina. Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, located in the suburban areas north and west of the City of Philadelphia and in 22 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our operating companies' service territories. We are the largest U.S.-based publicly-traded water utility based on number of people served.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                               Financial Condition

During the first quarter of 2006, we had $46,888 of capital expenditures, acquired water and wastewater systems for $2,506, repaid $747 of customer advances for construction and repaid debt and made sinking fund contributions and other loan repayments of $3,718. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, in addition to well and booster improvements and an office building expansion.

During the first quarter of 2006, the proceeds from the issuance of long-term debt, the proceeds from the issuance of common stock, internally generated funds and available working capital were used to fund the cash requirements discussed above and to pay dividends. In March 2006, our Pennsylvania operating subsidiary issued $40,000 of unsecured notes at 5.95% of which $10,000 are due in 2023, 2024, 2033 and 2034. Proceeds from the sale of bonds were received on March 31, 2006 and the proceeds were used to repay short-term borrowings in April 2006. At March 31, 2006, we had short-term lines of credit of $220,000, of which $52,850 was available.

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

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                              Results of Operations

       Analysis of First Quarter of 2006 Compared to First Quarter of 2005

Revenues for the quarter increased $3,961 or 3.5% primarily due to additional revenues of $2,376 resulting from increased water and wastewater rates implemented in various operating subsidiaries, $1,268 of additional revenues from the infrastructure rehabilitation surcharge, and additional water and sewer revenues of $1,644 associated with a larger customer base due to acquisitions, offset partially by decreased water consumption compared to the first quarter of 2005.

Operations and maintenance expenses increased by $4,007 or 8.5% primarily due to increased water production costs of $1,234, stock-based compensation expense of $662, additional expenses associated with acquisitions of $1,077, a reduction in the deferral of expenses related to the Texas rate case filing of $945 and normal increases in other operating costs, offset partially by receipt of $1,500 relating to a waiver of certain contractual rights. The increased water production costs, principally purchased power and chemicals, were associated with vendor price increases. The stock-based compensation expense of $662 was associated with stock options and is a component of operations and maintenance expense beginning on January 1, 2006 as a result of adopting a new accounting standard. A portion of the increase in operations and maintenance expense is associated with the change in the cost deferral related to the 2004 Texas rate filing. The rate filing was designed and implemented using a multi-year plan to increase annual revenues in phases, and to defer and amortize a portion of the Company's operating expense over a similar multi-year period. The impact, by design, resulted in a lower expense deferral of $945 in the first quarter of 2006 than in the same period of 2005. The lower expense deferral results in an increase in expense recognized in conjunction with an additional phase increase in the revenues billed and recognized.

Depreciation expense increased $2,147 or 14.6% reflecting the utility plant placed in service since the first quarter of 2005, including the assets acquired through system acquisitions.

Amortization decreased $114 or 9.3% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $70 or 0.9% due to additional state and local taxes incurred in the first quarter of 2005.

Interest expense increased by $1,377 or 10.8% primarily due to additional borrowings to finance capital projects and increased interest rates on short-term borrowings, offset partially by decreased interest rates on long-term borrowings due to the refinancing of certain existing debt issues.

Allowance for funds used during construction ("AFUDC") increased by $554 primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied; and an increase in the AFUDC rate which is based on short-term interest rates.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

Gain on sale of other assets totaled $267 in the first quarter of 2006 and $481 in the first quarter of 2005. The change is due to the timing of sales of land.

Our effective income tax rate was 40.0% in the first quarter of 2006 and 38.8% in the first quarter of 2005. The change was due to an increase in our expenses that are not tax-deductible, including a portion of the stock-based compensation expense in the first quarter of 2006.

Net income for the quarter decreased by $2,307 or 12.2%, in comparison to the same period in 2005 primarily as a result of the factors described above. On a diluted per share basis, earnings decreased $0.02 or 13.3% reflecting the change in net income and a 1.6% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through the dividend reinvestment plan and the employee stock and incentive plan.

                   Impact of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS 123R generally requires that we measure the cost of employee services received in exchange for stock-based awards on the grant-date fair value and this cost will be recognized over the period during which an employee provides service in exchange for the award. Prior to the adoption of SFAS No. 123R on January 1, 2006, we provided pro forma disclosure of our compensation costs associated with the fair value of stock options that had been granted, and accordingly, no compensation costs were recognized in our consolidated financial statements. We adopted this standard using the modified prospective method, and accordingly, the financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. During the first quarter of 2006, the adoption of SFAS 123R lowered net income by $500 and increased operations and maintenance expense by $662. The after-tax impact of adopting SFAS 123R is expected to approximate $3,000 during the year ending December 31, 2006. The adoption of this standard had no material impact on our overall financial position, no impact on cash flow, and results in the reclassification on the consolidated cash flow statements of related tax benefits from cash flows from operating activities to cash flows from financing activities to the extent these tax benefits exceeded the associated compensation cost recognized in the income statement. See Note 4 to the consolidated financial statements for further information and the required disclosures under SFAS 123R.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. There have been no significant changes in our exposure to market risks since December 31, 2005. Refer to Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for additional information.

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

Part II.  Other Information

Item 1.   Legal Proceedings

          In May 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality to increase rates by over a multi-year period. In accordance with authorization from the Texas Commission on Environmental Quality, our subsidiaries commenced billing for the requested rates and deferred recognition of certain expenses for financial statement purposes. Several customers and municipalities have joined the proceeding and challenged the requested rate structure, including our request to regionalize rates, and the amount of our requested rate increase. In the event our request is denied completely or in part, we could be required to refund some or all of the revenue billed to-date, and write-off some or all of the regulatory asset for the expense deferral. For more information, see the description under Results of Operation in Management's Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2005, and refer to Note 7 - Water and Wastewater Rates in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

          There are no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of their properties is the subject that are material or are expected to have a material effect on our financial position, results of operations or cash flows.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          The following table summarizes Aqua America's purchases of its common stock for the quarter ended March 31, 2006:

                      Issuer Purchases of Equity Securities

                                                        Total        Maximum
                                                      Number of     Number of
                                                       Shares        Shares
                                                      Purchased     that May
                                                     as Part of      Yet be
                            Total                     Publicly      Purchased
                            Number        Average     Announced     Under the
                          of Shares     Price Paid    Plans or       Plan or
Period                  Purchased (1)    per Share    Programs    Programs (2)
---------------------   -------------   ----------   ----------   ------------
January 1 - 31, 2006        1,765         $27.77         --          548,278
February 1 - 28, 2006         463         $27.88         --          548,278
March 1 - 31, 2006         21,868         $28.79         --          548,278
                           ------         ------        ---          -------
Total                      24,096         $28.69         --          548,278
                           ======         ======        ===          =======

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

                       AQUA AMERICA, INC. AND SUBSIDIARIES

Item 6. Exhibits

           Exhibit No.   Description
           -----------   -----------
           10.1          2006 Salaries; Annual Incentive Compensation Earned in
                            2005 (filed as Exhibit 10.1 to the Company's
                            Current Report of Form 8-K filed on March 13,
                            2006, File No. 001-06659, and incorporated by reference herein).

           10.2          Acceleration of Payout of 2004 and 2005 Dividend
                            Equivalent Awards; Grants of 2006 Dividend
                            Equivalent Awards; Performance Criteria for
                            Acceleration of Payout of Dividend Equivalent Awards (filed as Exhibit 10.2 to the Company's Current Report of Form 8-K filed on March 13, 2006, File No. 001-06659, and incorporated by reference herein).

           10.3          Vesting of Restricted Stock Granted in 2004 and 2005;
                            Grants of Restricted Stock (filed as Exhibit 10.3 to the Company's Current Report of Form 8-K filed on March 13, 2006, File No. 001-06659, and incorporated by reference herein).

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

May 8, 2006


                                            AQUA AMERICA, INC.
                                            Registrant


                                            NICHOLAS DEBENEDICTIS
                                            ------------------------------------
                                            Nicholas DeBenedictis
                                            Chairman, President and
                                            Chief Executive Officer


                                            DAVID P. SMELTZER
                                            ------------------------------------
                                            David P. Smeltzer
                                            Senior Vice President - Finance
                                            and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
10.1 2006 Salaries; Annual Incentive Compensation Earned in 2005 (filed as Exhibit 10.1 to the Company's Current Report of Form 8-K filed on March 13, 2006, File No. 001-06659, and incorporated by reference herein).

10.2 Acceleration of Payout of 2004 and 2005 Dividend Equivalent Awards; Grants of 2006 Dividend Equivalent Awards; Performance Criteria for Acceleration of Payout of Dividend Equivalent Awards (filed as Exhibit 10.2 to the Company's Current Report of Form 8-K filed on March 13, 2006, File No. 001-06659, and incorporated by reference herein).

10.3 Vesting of Restricted Stock Granted in 2004 and 2005; Grants of Restricted Stock (filed as Exhibit 10.3 to the Company's Current Report of Form 8-K filed on March 13, 2006, File No. 001-06659, and incorporated by reference herein).

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