Form 10-Q
period 2006-06-30
AQUA AMERICA INC
filed 2006-08-04
CIK 78128

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ____________________

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

         _______________________________________________________________
         (Former Name, former address and former fiscal year, if changed since last report.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 26, 2006.

131,396,751.

Part I - Financial Information
Item 1. Financial Statement

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars, except per share amounts)

                                   (UNAUDITED)

                                                                      June 30,    December 31,
                                                                        2006          2005
                                                                    -----------   ------------
                              Assets
Property, plant and equipment, at cost                               $3,024,974    $2,900,585
Less: accumulated depreciation                                          656,068       620,635
                                                                     ----------    ----------
   Net property, plant and equipment                                  2,368,906     2,279,950
                                                                     ----------    ----------
Current assets:
   Cash and cash equivalents                                              9,299        11,872
   Accounts receivable and unbilled revenues, net                        67,900        62,690
   Income tax receivable                                                 10,598         8,321
   Inventory, materials and supplies                                      8,471         7,798
   Prepayments and other current assets                                   9,662         7,596
                                                                     ----------    ----------
   Total current assets                                                 105,930        98,277
                                                                     ----------    ----------
Regulatory assets                                                       133,589       130,953
Deferred charges and other assets, net                                   55,366        57,241
Funds restricted for construction activity                               49,003        68,625
                                                                     ----------    ----------
                                                                     $2,712,794    $2,635,046
                                                                     ==========    ==========
      Liabilities and Stockholders' Equity
Common stockholders' equity:
   Common stock at $.50 par value, authorized 300,000,000 shares,
      issued 132,083,539 and 129,658,806 in 2006 and 2005            $   66,042    $   64,829
   Capital in excess of par value                                       529,656       478,508
   Retained earnings                                                    296,433       285,132
   Treasury stock, 696,248 and 688,625 shares in 2006 and 2005          (13,132)      (12,914)
   Accumulated other comprehensive loss                                  (2,883)       (3,082)
   Unearned compensation                                                 (1,309)         (550)
                                                                     ----------    ----------
   Total common stockholders' equity                                    874,807       811,923
                                                                     ----------    ----------
Minority interest                                                         1,672         1,551
Long-term debt, excluding current portion                               907,198       878,438
Commitments and contingencies                                                --            --
Current liabilities:
   Current portion of long-term debt                                     21,725        24,645
   Loans payable                                                        131,239       138,505
   Accounts payable                                                      40,179        55,455
   Accrued interest                                                      13,879        13,052
   Accrued taxes                                                          7,470         9,432
   Other accrued liabilities                                             26,059        30,571
                                                                     ----------    ----------
   Total current liabilities                                            240,551       271,660
                                                                     ----------    ----------
Deferred credits and other liabilities:
   Deferred income taxes and investment tax credits                     255,575       250,346
   Customers' advances for construction                                  77,435        74,828
   Regulatory liabilities                                                12,362        11,751
   Other                                                                 38,724        31,969
                                                                     ----------    ----------
   Total deferred credits and other liabilities                         384,096       368,894
                                                                     ----------    ----------
Contributions in aid of construction                                    304,470       302,580
                                                                     ----------    ----------
                                                                     $2,712,794    $2,635,046
                                                                     ==========    ==========

See notes to consolidated financial statements beginning on page 7 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                              Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                              2006       2005
                                                            --------   --------
Operating revenues                                          $249,698   $237,088
Costs and expenses:
   Operations and maintenance                                106,749     98,200
   Depreciation                                               34,085     29,312
   Amortization                                                2,002      2,455
   Taxes other than income taxes                              16,151     15,757
                                                            --------   --------
                                                             158,987    145,724
                                                            --------   --------
Operating income                                              90,711     91,364
Other expense (income):
   Interest expense, net                                      28,916     25,336
   Allowance for funds used during construction               (2,198)    (1,064)
   Gain on sale of other assets                                 (743)      (505)
                                                            --------   --------
Income before income taxes                                    64,736     67,597
Provision for income taxes                                    25,786     26,508
                                                            --------   --------
Net income                                                  $ 38,950   $ 41,089
                                                            ========   ========
Net income                                                  $ 38,950   $ 41,089
Other comprehensive income, net of tax:
   Unrealized holding gain on investments                        199         --
                                                            --------   --------
Comprehensive income                                        $ 39,149   $ 41,089
                                                            ========   ========
Net income per common share:
   Basic                                                    $   0.30   $   0.32
                                                            ========   ========
   Diluted                                                  $   0.30   $   0.32
                                                            ========   ========
Average common shares outstanding
   during the period:
   Basic                                                     129,522    127,602
                                                            ========   ========
   Diluted                                                   130,734    129,214
                                                            ========   ========
Cash dividends declared per common share                    $ 0.2138   $ 0.1950
                                                            ========   ========

See notes to consolidated financial statements on page 7 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                   (UNAUDITED)

                                                             Three Months Ended
                                                                   June 30,
                                                            -------------------
                                                              2006       2005
                                                            --------   --------
Operating revenues                                          $131,749   $123,100

Costs and expenses:
   Operations and maintenance                                 55,433     50,891
   Depreciation                                               17,255     14,629
   Amortization                                                  888      1,227
   Taxes other than income taxes                               8,084      7,760
                                                            --------   --------
                                                              81,660     74,507
                                                            --------   --------
Operating income                                              50,089     48,593

Other expense (income):
   Interest expense, net                                      14,744     12,541
   Allowance for funds used during construction               (1,280)      (700)
   Gain on sale of other assets                                 (476)       (24)
                                                            --------   --------
Income before income taxes                                    37,101     36,776
Provision for income taxes                                    14,715     14,558
                                                            --------   --------
Net income                                                  $ 22,386   $ 22,218
                                                            ========   ========
Net income                                                  $ 22,386   $ 22,218
Other comprehensive income, net of tax:
   Unrealized holding gain on investments                        199         --
                                                            --------   --------
Comprehensive income                                        $ 22,585   $ 22,218
                                                            ========   ========
Net income per common share:
   Basic                                                    $   0.17   $   0.17
                                                            ========   ========
   Diluted                                                  $   0.17   $   0.17
                                                            ========   ========
Average common shares outstanding during the period:
   Basic                                                     129,860    127,851
                                                            ========   ========
   Diluted                                                   130,952    129,498
                                                            ========   ========
Cash dividends declared per common share                    $ 0.1069   $ 0.0975
                                                            ========   ========

See notes to consolidated financial statements beginning on page 7 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
               (In thousands of dollars, except per share amounts)

                                   (UNAUDITED)

                                                                            June 30,    December 31,
                                                                              2006          2005
                                                                           ----------   ------------
Common stockholders' equity:
   Common stock, $.50 par value                                            $   66,042    $   64,829
   Capital in excess of par value                                             529,656       478,508
   Retained earnings                                                          296,433       285,132
   Treasury stock                                                             (13,132)      (12,914)
   Accumulated other comprehensive loss                                        (2,883)       (3,082)
   Unearned compensation                                                       (1,309)         (550)
                                                                           ----------    ----------
Total common stockholders' equity                                             874,807       811,923
                                                                           ----------    ----------
Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
      Interest Rate Range
          0.00% to  2.49%                                                      24,182        21,574
          2.50% to  2.99%                                                      25,651        28,684
          3.00% to  3.49%                                                      17,292        17,380
          3.50% to  3.99%                                                       6,211         6,748
          4.00% to  4.49%                                                       1,300         1,300
          4.50% to  4.99%                                                      29,395        29,395
          5.00% to  5.49%                                                     262,572       262,588
          5.50% to  5.99%                                                      79,000        79,000
          6.00% to  6.49%                                                      88,360        88,504
          6.50% to  6.99%                                                      22,000        32,000
          7.00% to  7.49%                                                      13,588        15,878
          7.50% to  7.99%                                                      24,897        25,012
          8.00% to  8.49%                                                      26,400        26,507
          8.50% to  8.99%                                                       9,000         9,000
          9.00% to  9.49%                                                      46,676        46,764
          9.50% to  9.99%                                                      40,439        40,933
         10.00% to 10.50%                                                       6,000         6,000
                                                                           ----------    ----------
                                                                              722,963       737,267
Unsecured notes payable, 4.87%, maturing in various installments 2010
   through 2023                                                               135,000       135,000
Unsecured notes payable, 5.95%, due in 2023 through 2034                       40,000            --
Unsecured notes payable, 5.01%, due 2015                                       18,000        18,000
Unsecured notes payable, 5.20%, due 2020                                       12,000        12,000
Notes payable, 6.05%, maturing in 2006 through 2008                               960           816
                                                                           ----------    ----------
                                                                              928,923       903,083
Current portion of long-term debt                                              21,725        24,645
                                                                           ----------    ----------
Long-term debt, excluding current portion                                     907,198       878,438
                                                                           ----------    ----------
Total capitalization                                                       $1,782,005    $1,690,361
                                                                           ==========    ==========

See notes to consolidated financial statements beginning on page 7 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                                            Accumulated       Unearned
                                                       Capital in                              Other        Compensation
                                              Common    excess of    Retained   Treasury   Comprehensive   on Restricted
                                              Stock     par value    earnings     Stock         Loss            Stock        Total
                                             -------   ----------   ---------   --------   -------------   -------------   --------
Balance at December 31, 2005                 $64,829    $478,508     $285,132   $(12,914)     $(3,082)        $  (550)     $811,923
Net income                                        --          --       38,950         --           --              --        38,950
Other comprehensive income:
   unrealized holding gain on investments,
      net of income tax of $107                   --          --           --         --          199              --           199
Dividends paid                                    --          --      (27,649)        --           --              --       (27,649)
Sale of stock (1,953,012 shares)                 969      40,865           --        474           --              --        42,308
Repurchase of stock (24,096 shares)               --          --           --       (692)          --              --          (692)
Equity Compensation Plan (42,200 shares)          21       1,177           --         --           --          (1,198)           --
Exercise of stock options (445,994 shares)       223       5,182           --         --           --              --         5,405
Stock--based compensation                         --       1,712           --         --           --             439         2,151
Employee stock plan tax benefits                  --       2,212           --         --           --              --         2,212
                                             -------    --------     --------   --------      -------         -------      --------
Balance at June 30, 2006                     $66,042    $529,656     $296,433   $(13,132)     $(2,883)        $(1,309)     $874,807
                                             =======    ========     ========   ========      =======         =======      ========

See notes to consolidated financial statements beginning on page 7 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In thousands of dollars)

                                   (UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                          ---------------------
                                                                             2006        2005
                                                                          ---------   ---------
Cash flows from operating activities:
   Net income                                                             $  38,950   $  41,089
   Adjustments to reconcile net income to net
      cash flows from operating activities:
      Depreciation and amortization                                          36,087      31,767
      Deferred income taxes                                                   4,863       3,199
      Gain on sale of other assets                                             (743)       (505)
      Stock-based compensation                                                1,929          --
      Net increase (decrease) in receivables, inventory and prepayments      (7,631)      2,911
      Net decrease in payables, accrued interest, accrued taxes
         and other accrued liabilities                                      (29,941)    (14,440)
      Other                                                                   4,527        (354)
                                                                          ---------   ---------
Net cash flows from operating activities                                     48,041      63,667
                                                                          ---------   ---------
Cash flows from investing activities:
   Property, plant and equipment additions, including allowance
      for funds used during construction of $918 and $364                  (121,936)    (93,197)
   Acquisitions of water and wastewater systems, net                         (2,804)     (2,211)
   Proceeds from the sale of other assets                                       753         508
   Additions to funds restricted for construction activity                   (1,544)    (72,156)
   Release of funds previously restricted for construction activity          21,166      18,708
   Other                                                                       (256)        (80)
                                                                          ---------   ---------
Net cash flows used in investing activities                                (104,621)   (148,428)
                                                                          ---------   ---------
Cash flows from financing activities:
   Customers' advances and contributions in aid of construction               5,367       6,024
   Repayments of customers' advances                                         (1,908)     (1,780)
   Net proceeds (repayments) of short-term debt                              (7,266)     38,880
   Proceeds from long-term debt                                              45,814     100,619
   Repayments of long-term debt                                             (20,130)    (47,657)
   Change in cash overdraft position                                         11,257      (3,402)
   Proceeds from exercised stock options                                      5,405       5,561
   Stock-based compensation windfall tax benefits                             1,501          --
   Proceeds from issuing common stock                                        42,308       4,821
   Repurchase of common stock                                                  (692)       (424)
   Dividends paid on common stock                                           (27,649)    (24,881)
                                                                          ---------   ---------
Net cash flows from financing activities                                     54,007      77,761
                                                                          ---------   ---------
Net decrease in cash and cash equivalents                                    (2,573)     (7,000)
Cash and cash equivalents at beginning of period                             11,872      14,192
                                                                          ---------   ---------
Cash and cash equivalents at end of period                                $   9,299   $   7,192
                                                                          =========   =========

See notes to consolidated financial statements beginning on page 7 of this report.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except per share amounts)
                                   (UNAUDITED)

Note 1 Basis of Presentation

     The accompanying consolidated balance sheet and statement of capitalization of Aqua America, Inc. (the "Company") at June 30, 2006, the consolidated statements of income and comprehensive income for the six months and quarter ended June 30, 2006 and 2005, the consolidated statements of cash flow for the six months ended June 30, 2006 and 2005, and the consolidated statement of common stockholders' equity for the six months ended June 30, 2006, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the changes in common stockholders' equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Aqua America Annual Report on Form 10-K for the year ended December 31, 2005 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

     Certain prior year amounts have been changed to conform with current year's presentation. The Company reclassified an $8,321 income tax receivable on its Consolidated Balance Sheets as of December 31, 2005 from accrued taxes to a separate line to conform with the current presentation. Prior to the fourth quarter of 2005, cash overdrafts were reported as components of cash or loans payable. This presentation was changed to classify cash overdrafts as accounts payable. Accordingly, applicable historical balance sheet and cash flow amounts have been revised to conform to the new presentation and a new line has been added in the cash flow from financing activities section titled "change in cash overdraft position." This revision had no impact on the Company's net income, cash flows from operating activities or cash flows used in investing activities. The revision increased the Company's net cash flows from financing activities from that which was previously reported by $751 for the six months ended June 30, 2005. Share and per share data have been restated to give effect to the 2005 4-for-3 common stock split.

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

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

Note 3 Acquisitions

     In May 2006, a subsidiary of the Company, Aqua New York, Inc., entered into a purchase agreement with Utilities & Industries Corp., LLC to acquire the capital stock of New York Water Service Corporation, which owns water systems in Nassau County, Long Island, New York. The purchase agreement provides for a purchase price of $28,000 in cash, subject to certain purchase price adjustments, and the assumption of approximately $23,000 in debt. The acquisition, which is subject to regulatory approval by the New York Public Service Commission, is expected to close in the fourth quarter of 2006. This acquisition will add approximately 44,500 customers in several communities of southeastern Nassau County.

     In July 2006, the Company completed one asset acquisition and one stock acquisition of companies that provide on-site septic tank pumping and sludge hauling services to customers primarily in Pennsylvania and New Jersey for an aggregate purchase price of $6,600 in cash, subject to post-closing adjustments. These transactions will be recorded in the third quarter of 2006.

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

                                                 Six Months Ended    Three Months Ended
                                                     June 30,             June 30,
                                                 -----------------   ------------------
                                                   2006      2005      2006      2005
                                                 -------   -------   -------   -------
     Average common shares outstanding during
        the period for basic computation         129,522   127,602   129,860   127,851
     Dilutive effect of employee stock options     1,212     1,612     1,092     1,647
                                                 -------   -------   -------   -------
     Average common shares outstanding during
        the period for diluted computation       130,734   129,214   130,952   129,498
                                                 =======   =======   =======   =======

     For the six months and three months ended June 30, 2006, employee stock options to purchase 610,100 shares of common stock were excluded from the calculations of diluted net income per share as the options' exercise price was greater than the average market price of the Company's common stock during these periods. For the six months and three months ended June 30, 2005, there were no outstanding employee stock options excluded from the calculation of diluted net income per share as the average market price of the Company's common stock was greater than the options' exercise price.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

Note 5 Stockholders' Equity

     In June 2006, the Company issued 1,750,000 shares of common stock in a public offering for proceeds of $37,400, net of expenses. The net proceeds were used to fund the Company's capital expenditure program and acquisitions, and for working capital and other general corporate purposes.

     The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table summarizes the activity of accumulated other comprehensive income:

                                                              2006      2005
                                                             -------   -------
     Balance at January 1,                                   $(3,082)  $(1,742)
     Other comprehensive income:
        Unrealized holding gain arising during the period,
           on certain investments, net of tax of $107            199        --
                                                             -------   -------
     Balance at June 30,                                     $(2,883)  $(1,742)
                                                             =======   =======

Note 6 Stock-based Compensation

     Under the Company's 2004 Equity Compensation Plan (the "2004 Plan"), as approved by the shareholders to replace the 1994 Equity Compensation Plan (the "1994 Plan"), qualified and nonqualified stock options may be granted to officers, key employees and consultants at prices equal to the market price of the stock on the day of the grant. Officers and key employees may also be granted dividend equivalents and restricted stock. Restricted stock may also be granted to non-employee members of the Board of Directors. The 2004 Plan authorizes 4,900,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2004 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the plans to any one individual in any one year is 200,000. Awards under the 2004 Plan are made by a committee of the Board of Directors. At June 30, 2006, 3,454,006 shares underlying stock option and restricted stock awards were still available for grant under the 2004 Plan, although under the terms of the 2004 Plan, terminated, expired or forfeited grants under the 1994 Plan and shares withheld to satisfy tax withholding requirements under the plan may be re-issued under the plan.

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

                      AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

     The Company adopted this standard using the modified prospective method, and accordingly the financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under this transition method, compensation cost recognized in the three months ended and six months ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, and share-based payments granted after January 1, 2006. For the three months ended and six months ended June 30, 2006, the impact of the adoption of SFAS No. 123R as compared to if the Company had continued to account for share-based compensation under APB Opinion No. 25: increased operations and maintenance expense by $828 and $1,490, increased capitalized compensation costs within property, plant and equipment, by $125 and $222, lowered income tax expense by $21 and $183, lowered net income by $807 and $1,307, lowered diluted net income per share by $0.006 and $0.010, and lowered basic net income per share by $0.006 and $0.010. SFAS 123R requires the Company to estimate forfeitures in calculating the compensation expense instead of recognizing these forfeitures and the resulting reduction in compensation expense as they occur. As of January 1, 2006, the cumulative after-tax effect of this change in accounting for forfeitures, if this adjustment was recorded, would have been to reduce stock-based compensation by $12. The estimate of forfeitures will be adjusted over the vesting period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. The adoption of this standard had no impact on net cash flows and results in the reclassification on the consolidated cash flow statements of related tax benefits from cash flows from operating activities to cash flows from financing activities to the extent these tax benefits exceeded the associated compensation cost as determined under SFAS 123R.

     Options are exercisable in installments of 33% annually, starting one year from the date of the grant and expire 10 years from the date of the grant. The fair value of each option is amortized into compensation expense on a straight-line basis over their respective 36 month vesting period, net of estimated forfeitures. The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model. The per share weighted-average fair value at the date of grant for stock options granted during the six months ended June 30, 2006 and 2005 was $7.82 and $4.54 per option, respectively. There were no stock options granted during the three months ended June 30, 2006 and 2005. The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense for the periods reported:

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

     The following table summarizes stock option transactions for the six months ended June 30, 2006:

                                                         Weighted     Weighted
                                                          Average      Average     Aggregate
                                                         Exercise     Remaining    Intrinsic
                                               Shares      Price    Life (years)     Value
                                             ---------   --------   ------------   ---------
     Options:
        Outstanding at beginning of period   3,492,363    $13.70
        Granted                                611,950    $29.46
        Forfeited                              (11,071)   $19.85
        Expired                                   (122)   $18.33
        Exercised                             (445,994)   $12.12
                                             ---------    ------
        Outstanding at end of period         3,647,126    $16.52         7.1        $26,931
                                             =========    ======         ===        =======
        Exercisable at end of period         2,265,265    $12.65         5.9        $22,969
                                             =========    ======         ===        =======

     The aggregate intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $131 and $4,760, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $4,424 and $7,331, respectively. The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

     The following table summarizes information about the options outstanding and options exercisable as of June 30, 2006:

                                       Options                       Options
                                     Outstanding                   Exercisable
                         -----------------------------------   --------------------
                                       Weighted     Weighted               Weighted
                                       Average      Average                Average
                                      Remaining     Exercise               Exercise
                          Shares     Life (years)    Price       Shares     Price
                         ---------   ------------   --------   ---------   --------
     Range of prices:
        $ 5.81 -  9.99     450,694        2.8        $ 7.51      450,694    $ 7.51
        $10.00 - 12.99   1,096,612        5.9         12.20    1,096,612     12.20
        $13.00 - 15.99      99,161        6.9         13.75       99,161     13.75
        $16.00 - 16.99     613,596        7.8         16.15      374,544     16.15
        $17.00 - 18.33     776,963        8.7         18.33      244,254     18.33
        $29.00 - 29.99     610,100        9.8         29.46           --        --
                         ---------        ---        ------    ---------    ------
                         3,647,126        7.1        $16.52    2,265,265    $12.65
                         =========        ===        ======    =========    ======

     As of June 30, 2006, there was $6,553 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.6 years.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

     The following table provides the pro forma net income and earnings per share as if compensation cost for stock-based employee compensation was determined as of the grant date under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148.

                                                          Six Months     Three Months
                                                            Ended           Ended
                                                        June 30, 2005   June 30, 2005
                                                        -------------   -------------
          Net income, as reported:                         $41,089         $22,218
          Add: stock-based employee compensation
             expense included in reported net income,
             net of tax                                        209             151
          Less: pro forma expense related to stock
             options granted, net of tax effects            (1,099)           (596)
                                                           -------         -------
          Pro forma                                        $40,199         $21,773
                                                           =======         =======
          Basic net income per share:
             As reported                                   $  0.32         $  0.17
             Pro forma                                        0.32            0.17
          Diluted net income per share:
             As reported                                   $  0.32         $  0.17
             Pro forma                                        0.31            0.17

     For the purposes of this pro forma disclosure, the fair value of the options at the date of grant was estimated using the Black-Scholes option-pricing model.

     RESTRICTED STOCK-Restricted stock awards provide the grantee with the rights of a shareholder, including the right to receive dividends and to vote such shares, but not the right to sell or otherwise transfer the shares during the restriction period. Restricted stock awards result in compensation expense which is equal to the fair market value of the stock on the date of the grant and is amortized ratably over the restriction period. The adoption of SFAS No. 123R had no impact on the Company's recognition of stock-based compensation expense associated with restricted stock awards. The Company expects forfeitures of restricted stock to be de minimus. There were no forfeitures during the six months ended June 30, 2006 nor have there been forfeitures prior to the adoption of SFAS 123R for the grants that were under restriction as of January 1, 2006.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

     During the three months ended June 30, 2006 and 2005, the Company recorded stock-based compensation related to restricted stock awards as operations and maintenance expense in the amounts of $334 and $249, respectively. During the six months ended June 30, 2006 and 2005, the Company recorded stock-based compensation related to restricted stock awards as operations and maintenance expense in the amounts of $439 and $346, respectively. The following table summarizes nonvested restricted stock transactions for the six months ended June 30, 2006:

                                                Number    Weighted
                                                  of       Average
                                                Shares   Fair Value
                                               -------   ----------
     Nonvested shares at beginning of period    43,998     $17.70
        Granted                                 42,200     $28.39
        Vested                                 (24,310)    $19.11
        Forfeited                                   --     $   --
                                               -------     ------
     Nonvested shares at end of period          61,888     $24.43
                                               =======     ======

     The total value of awards for which restrictions lapsed during the three and six month periods ended June 30, 2006 was $167 and $655, respectively. As of June 30, 2006, $1,309 of unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 1.5 years. The aggregate intrinsic value of restricted stock as of June 30, 2006 was $1,410. The aggregate intrinsic value of restricted stock is based on the number of shares of restricted stock and the market value of the Company's common stock as of the period end date.

Note 7 Pension Plans and Other Postretirement Benefits

     The Company maintains a qualified defined benefit plan, nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The following tables provide the components of net periodic benefit costs:

                                                     Pension Benefits
                                          --------------------------------------
                                           Six Months Ended   Three Months Ended
                                               June 30,            June 30,
                                          -----------------   ------------------
                                            2006      2005       2006      2005
                                          -------   -------    -------   -------
     Service cost                         $ 2,550   $ 2,424    $ 1,275   $ 1,164
     Interest cost                          5,132     4,903      2,566     2,420
     Expected return on plan assets        (4,750)   (4,768)    (2,375)   (2,383)
     Amortization of transition asset        (106)     (105)       (53)      (52)
     Amortization of prior service cost       116       202         58       102
     Amortization of actuarial loss           960       803        480       380
     Capitalized costs                       (998)     (911)      (526)     (482)
                                          -------   -------    -------   -------
     Net periodic benefit cost            $ 2,904   $ 2,548    $ 1,425   $ 1,149
                                          =======   =======    =======   =======

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

                                                             Other
                                                    Postretirement Benefits
                                             -------------------------------------
                                             Six Months Ended   Three Months Ended
                                                 June 30,            June 30,
                                             ----------------   ------------------
                                               2006    2005         2006    2005
                                              -----   ------       -----   -----
     Service cost                             $ 560   $  612       $ 280   $ 282
     Interest cost                              836      941         418     458
     Expected return on plan assets            (640)    (631)       (320)   (318)
     Amortization of transition obligation      406      402         203     202
     Amortization of prior service cost        (366)     (29)       (183)    (14)
     Amortization of actuarial loss             176      110          88      55
     Amortization of regulatory asset            76       76          38      38
     Capitalized costs                         (398)    (368)       (210)   (195)
                                              -----   ------       -----   -----
     Net periodic benefit cost                $ 650   $1,113       $ 314   $ 508
                                              =====   ======       =====   =====

     The Company contributed $2,652 in April 2006 and $682 in July 2006 to its defined benefit pension plan and intends to contribute $3,066 during the balance of 2006. In addition, the Company expects to contribute approximately $2,882 for the funding of its other postretirement benefits during 2006.

Note 8 Water and Wastewater Rates

     On June 22, 2006, the Pennsylvania Public Utility Commission granted the Company's operating subsidiary in Pennsylvania a $24,900 base water rate increase, on an annualized basis. The rates in effect at the time of the filing included $12,397 in Distribution System Improvement Charges ("DSIC") or 5.0% above the prior base rates. Consequently, the total base rates increased by $37,297 and the DSIC was reset to zero.

     During the first half of 2006, certain of the Company's operating divisions in Virginia, Ohio, Florida, Maine, Indiana and New York were granted rate increases designed to increase total operating revenues on an annual basis by approximately $4,060.

     In May 2004, the Company's operating subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality to increase rates by $11,920 over a multi-year period. The application seeks to increase annual revenues in phases and is accompanied by a plan to defer and amortize a portion of the Company's depreciation, operating and other tax expense over a similar multi-year period, such that the impact on operating income approximates the requested amount during the first years that the new rates are in effect. The application is currently pending before the Commission and several customers and municipalities have joined the proceeding to challenge the rate request. The Company commenced billing for the requested rates and implemented the deferral plan in August 2004. The additional revenue billed and collected prior to the final ruling are subject to refund based on the outcome of the ruling. The revenue recognized and the expenses deferred by the Company reflect an estimate of the final outcome of the ruling. As of June 30, 2006, the Company has deferred $11,172 of expenses and recognized $8,534 of revenue that is subject

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share amounts) (continued)
                                   (UNAUDITED)

     to refund based on the outcome of the final commission order, which is expected to be issued by December 2006.

Note 9 Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective and will be adopted by the Company on January 1, 2007. Upon adoption, the Company will record a cumulative effect adjustment of a change in accounting principle, if necessary, as prescribed by FIN 48. The Company is currently evaluating the provisions of this statement and has not yet determined the effect of adoption on its results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS 123R generally requires that the Company measure the cost of employee services received in exchange for stock-based awards on the grant-date fair value and this cost will be recognized over the period during which an employee provides service in exchange for the award. Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company provided pro forma disclosure of its compensation costs associated with the fair value of stock options that had been granted, and accordingly, no compensation costs were recognized in its consolidated financial statements. The Company adopted this standard using the modified prospective method, and accordingly, the financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. During the second quarter of 2006, the adoption of SFAS 123R lowered net income by $807 and increased operations and maintenance expense by $828. During the six months ended June 30, 2006, the adoption of SFAS 123R lowered net income by $1,307 and increased operations and maintenance expense by $1,490. The after-tax impact of adopting SFAS 123R is expected to approximate $2,800 during the year ending December 31, 2006. The adoption of this standard had no material impact on the Company's overall financial position, no impact on cash flow, and results in the reclassification on the consolidated cash flow statements of related tax benefits from cash flows from operating activities to cash flows from financing activities to the extent these tax benefits exceeded the associated compensation cost recognized in the income statement. See Note 6 for further information and the required disclosures under SFAS 123R.

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

                               General Information

     Nature of Operations - Aqua America, Inc. ("we" or "us"), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be more than 2.5 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, Florida, Indiana, Virginia, Maine, Missouri, New York and South Carolina. Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, located in the suburban areas north and west of the City of Philadelphia and in 22 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties, and septage hauling services, close to our operating companies' service territories. We are the largest U.S.-based publicly-traded water and wastewater utility based on number of people served.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                               Financial Condition

     During the first half of 2006, we had $121,936 of capital expenditures, acquired water and wastewater systems for $2,804, repaid $1,908 of customer advances for construction and repaid debt and made sinking fund contributions and other loan repayments of $20,130. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, in addition to well and booster improvements and an office building expansion.

     During the first half of 2006, the proceeds from the issuance of long-term debt, the proceeds from the issuance of common stock, internally generated funds and available working capital were used to fund the cash requirements discussed above and to pay dividends. In March 2006, our Pennsylvania operating subsidiary issued $40,000 of unsecured notes at 5.95% of which $10,000 are due in 2023, 2024, 2033 and 2034. Proceeds from the sale of bonds were used to repay short-term borrowings. In June 2006, Aqua America issued 1,750,000 shares of common stock in a public offering for proceeds of $37,400, net of expenses. The net proceeds were used to fund our capital expenditure program and acquisitions, and for working capital and other general corporate purposes. At June 30, 2006, we had short-term lines of credit of $228,000, of which $96,761 was available. Effective with the September 1, 2006 payment, Aqua America increased the quarterly cash dividend on common stock from $0.1069 per share to $0.115 per share.

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

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

                              Results of Operations

    Analysis of First Six Months of 2006 Compared to First Six Months of 2005

     Revenues for the first six months increased $12,610 or 5.3% primarily due to additional revenues of $5,041 resulting from increased water and wastewater rates implemented in various operating subsidiaries, $2,283 of additional revenues from the infrastructure rehabilitation surcharge, additional water and sewer revenues of $2,827 associated with a larger customer base due to acquisitions, and increased water consumption as compared to the first half of 2005.

     Operations and maintenance expenses increased by $8,549 or 8.7% primarily due to increased water production costs of $2,059, a reduction in the deferral of expenses related to the Texas rate case filing of $1,890, stock-based compensation expense of $1,490, additional expenses associated with acquisitions of $1,760, and normal increases in other operating costs, offset partially by receipt of $1,500 relating to a waiver of certain contractual rights. The increased water production costs, principally purchased power and chemicals, were associated with vendor price increases and increased water production. A portion of the increase in operations and maintenance expense is associated with the change in the cost deferral related to the 2004 Texas rate filing. The rate filing was designed and implemented using a multi-year plan to increase annual revenues in phases, and to defer and amortize a portion of the Company's operating expense over a similar multi-year period. The impact, by design, resulted in a lower expense deferral of $1,890 in the first six months of 2006 than in the same period of 2005. The lower expense deferral results in an increase in expense recognized in conjunction with an additional phase increase in the revenues billed and recognized. The stock-based compensation expense of $1,490 was associated with stock options and is a component of operations and maintenance expense beginning on January 1, 2006 as a result of adopting a new accounting standard.

     Depreciation expense increased $4,773 or 16.3% reflecting the utility plant placed in service since the second quarter of 2005, including the assets acquired through system acquisitions.

     Amortization decreased $453 or 18.5% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

     Taxes other than income taxes increased by $394 or 2.5% due to additional state and local taxes incurred in the first half of 2006.

     Interest expense increased by $3,580 or 14.1% primarily due to additional borrowings to finance capital projects, increased interest rates on short-term borrowings and lower interest income, offset partially by decreased interest rates on long-term borrowings due to the refinancing of certain existing debt issues.

     Allowance for funds used during construction ("AFUDC") increased by $1,134 primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied; and an increase in the AFUDC rate which is based on short-term interest rates.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

     Gain on sale of other assets totaled $743 in the first half of 2006 and $505 in the first half of 2005. The increase of $238 is due to the timing of sales of land.

     Our effective income tax rate was 39.8% in the first half of 2006 and 39.2% in the first half of 2005. The change was due to an increase in our expenses that are not tax-deductible, including a portion of the stock-based compensation expense in the first half of 2006.

     Net income for the first six months decreased by $2,139 or 5.2%, in comparison to the same period in 2005 primarily as a result of the factors described above. On a diluted per share basis, earnings decreased $0.02 or 6.3% reflecting the change in net income and a 1.2% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through the dividend reinvestment plan, the employee stock and incentive plan and the additional shares issued in the June 2006 share offering.

      Analysis of Second Quarter of 2006 Compared to Second Quarter of 2005

     Revenues for the quarter increased $8,649 or 7.0% primarily due to additional revenues of $2,665 resulting from increased water and wastewater rates implemented in various operating subsidiaries, additional water and sewer revenues of $1,183 associated with a larger customer base due to acquisitions, $990 of additional revenues from the infrastructure rehabilitation surcharge, $952 of additional sewer revenues, and increased water consumption as compared to the second quarter of 2005.

     Operations and maintenance expenses increased by $4,542 or 8.9% primarily due to increased water production costs of $1,167, stock-based compensation expense of $828, additional expenses associated with acquisitions of $702, a reduction in the deferral of expenses related to the Texas rate case filing of $945 and normal increases in other operating costs. The increased water production costs, principally purchased power and chemicals, were associated with vendor price increases and increased water production. The stock-based compensation expense of $828 was associated with stock options and is a component of operations and maintenance expense beginning on January 1, 2006 as a result of adopting a new accounting standard. A portion of the increase in operations and maintenance expense is associated with the change in the cost deferral related to the 2004 Texas rate filing. The rate filing was designed and implemented using a multi-year plan to increase annual revenues in phases, and to defer and amortize a portion of the Company's operating expense over a similar multi-year period. The impact, by design, resulted in a lower expense deferral of $945 in the second quarter of 2006 than in the same period of 2005. The lower expense deferral results in an increase in expense recognized in conjunction with an additional phase increase in the revenues billed and recognized.

     Depreciation expense increased $2,626 or 18.0% reflecting the utility plant placed in service since June 30, 2005, including the assets acquired through system acquisitions.

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

     Amortization decreased $339 or 27.6% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

     Taxes other than income taxes increased by $324 or 4.2% due to additional state and local taxes incurred in the second quarter of 2006.

     Interest expense increased by $2,203 or 17.6% primarily due to additional borrowings to finance capital projects, increased interest rates on short-term borrowings and lower interest income.

     Allowance for funds used during construction ("AFUDC") increased by $580 primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied; and an increase in the AFUDC rate which is based on short-term interest rates.

     Gain on sale of other assets totaled $476 in the second quarter of 2006 and $24 in the second quarter of 2005. The increase of $452 is due to the timing of sales of land.

     Our effective income tax rate was 39.7% in the second quarter of 2006 and 39.6% in the second quarter of 2005. The change was due to an increase in our expenses that are not tax-deductible, including a portion of the stock-based compensation expense in the second quarter of 2006.

     Net income for the quarter increased by $168 or 0.8%, in comparison to the same period in 2005 primarily as a result of the factors described above. On a diluted per share basis, earnings were unchanged reflecting the change in net income and a 1.1% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through the the employee stock and incentive plan, dividend reinvestment plan and the additional shares issued in the June 2006 share offering.

                   Impact of Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective and will be adopted by us on January 1, 2007. Upon adoption, we will record a cumulative effect of a change in accounting principle, if necessary, as prescribed by FIN 48. We are currently evaluating the provisions of this statement and have not yet determined the effect of adoption on our results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS 123R generally requires that we measure the cost of employee services received in exchange for stock-based awards on the grant-date fair value and this cost will be recognized over the period during which an employee provides service in exchange for the award. Prior to the adoption of SFAS No. 123R on January 1, 2006, we provided pro forma disclosure of our compensation costs associated

                       AQUA AMERICA, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
               (In thousands of dollars, except per share amounts)

     with the fair value of stock options that had been granted, and accordingly, no compensation costs were recognized in our consolidated financial statements. We adopted this standard using the modified prospective method, and accordingly, the financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. During the second quarter of 2006, the adoption of SFAS 123R lowered net income by $807 and increased operations and maintenance expense by $828. During the six months ended June 30, 2006, the adoption of SFAS 123R lowered net income by $1,307 and increased operations and maintenance expense by $1,490. The after-tax impact of adopting SFAS 123R is expected to approximate $2,800 during the year ending December 31, 2006. The adoption of this standard had no material impact on our overall financial position, no impact on cash flow, and results in the reclassification on the consolidated cash flow statements of related tax benefits from cash flows from operating activities to cash flows from financing activities to the extent these tax benefits exceeded the associated compensation cost recognized in the income statement. See Note 6 to the consolidated financial statements for further information and the required disclosures under SFAS 123R.

                                  Recent Events

     Economic Regulation - A local-government sanitary district is considering the acquisition, by eminent domain or otherwise, of all or a portion of the utility assets of our wastewater operating division located in University Park, Illinois. The system represents approximately 2,200 customers or less than 0.5% of our total customer base. We are actively discussing this matter with the district. We believe that our Illinois operating subsidiary is entitled to fair market value for its assets.

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

Part II. Other Information

Item 1. Legal Proceedings

     In May 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality to increase rates over a multi-year period. In accordance with authorization from the Texas Commission on Environmental Quality, our subsidiaries commenced billing for the requested rates and deferred recognition of certain expenses for financial statement purposes. Several customers and municipalities have joined the proceeding and challenged the requested rate structure, including our request to regionalize rates, and the amount of our requested rate increase. In the event our request is denied completely or in part, we could be required to refund some or all of the revenue billed to-date, and write-off some or all of the regulatory asset for the expense deferral. For more information, see the description under "Results of Operation" in "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our Annual Report on Form 10-K for the year ended December 31, 2005, and refer to "Note 8 - Water

                       AQUA AMERICA, INC. AND SUBSIDIARIES

     and Wastewater Rates" to the Consolidated Financial Statements of Aqua America, Inc. and subsidiaries in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

     There are no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of their properties is the subject that are material or are expected to have a material effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Aqua America, Inc. was held on May 17, 2006 at the Drexelbrook Banquet Facility & Corporate Events Center, Drexelbrook Drive and Valley Road, Drexel Hill, Pennsylvania, pursuant to the Notice sent on or about April 11, 2006 to all shareholders of record at the close of business on March 27, 2006. At that meeting the following nominees were elected as directors of Aqua America, Inc. for terms expiring in the year 2009 and received the votes set forth after their names below:

     Name of Nominee                 For       Withheld
     ------------------------   -----------   ---------
     Nicholas DeBenedictis      104,115,298   2,810,987
     Richard H. Glanton, Esq.   103,772,605   3,153,680
     Lon R. Greenberg           105,665,550   1,260,735

     Since the Board of Directors is divided into three classes with one class elected each year to hold office for a three-year term, the term of office for the following directors continued after the Annual Meeting: Mary C. Carroll; William P. Hankowsky; Dr. Constantine Papadakis; and Richard L. Smoot.

Item 6. Exhibits

          Exhibit No.   Description
          -----------   --------------------------------------------------------
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

August 4, 2006

                                                 AQUA AMERICA, INC.
                                                     Registrant


                                        NICHOLAS DEBENEDICTIS
                                        ----------------------------------------
                                        Nicholas DeBenedictis
                                        Chairman, President and
                                        Chief Executive Officer


                                        DAVID P. SMELTZER
                                        ----------------------------------------
                                        David P. Smeltzer
                                        Senior Vice President - Finance
                                        and Chief Financial Officer

                                  EXHIBIT INDEX

     EXHIBIT NO.                            DESCRIPTION
     -----------   -------------------------------------------------------------

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