Form 10-Q
period 2006-09-30
AQUA AMERICA INC
filed 2006-11-06
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ______________

Commission File Number 1-6659

AQUA AMERICA, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-1702594 (I.R.S. Employer Identification No.)

762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania (Address of principal executive offices)	19010 –3489 (Zip Code)

Registrant’s telephone number, including area code: (610) 527-8000

____________________________________________________________________________________________________________________________

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

Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer Accelerated Filer Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 23, 2006.

132,092,253 .

AQUA AMERICA, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Part I – Financial Information

Part II – Other Information

Back to Contents

Part I – Financial Information

Item 1. Financial Statements

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30, 2006	December 31, 2005

Assets
Property, plant and equipment, at cost	$3,094,279	$2,900,585
Less: accumulated depreciation	676,685	620,635

Net property, plant and equipment	2,417,594	2,279,950

Current assets:
Cash and cash equivalents	14,085	11,872
Accounts receivable and unbilled revenues, net	74,408	62,690
Income tax receivable	—	8,321
Inventory, materials and supplies	9,185	7,798
Prepayments and other current assets	11,167	7,596

Total current assets	108,845	98,277

Regulatory assets	133,875	130,953
Deferred charges and other assets, net	59,388	57,241
Funds restricted for construction activity	36,452	68,625

	$2,756,154	$2,635,046

Liabilities and Stockholders’ Equity
Common stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 132,772,930 and 129,658,806 in 2006 and 2005	$66,387	$64,829
Capital in excess of par value	543,326	478,508
Retained earnings	293,401	285,132
Treasury stock, 692,782 and 688,625 shares in 2006 and 2005	(13,031)	(12,914)
Accumulated other comprehensive loss	(2,756)	(3,082)
Unearned compensation	—	(550)

Total common stockholders’ equity	887,327	811,923

Minority interest	1,738	1,551
Long-term debt, excluding current portion	917,227	878,438
Commitments and contingencies	—	—
Current liabilities:
Current portion of long-term debt	30,485	24,645
Loans payable	121,150	138,505
Accounts payable	34,316	55,455
Accrued interest	12,590	13,052
Accrued taxes	12,970	9,432
Dividends payable	15,189	—
Other accrued liabilities	31,251	30,571

Total current liabilities	257,951	271,660

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	259,216	250,346
Customers’ advances for construction	80,213	74,828
Regulatory liabilities	12,874	11,751
Other	34,487	31,969

Total deferred credits and other liabilities	386,790	368,894

Contributions in aid of construction	305,121	302,580

	$2,756,154	$2,635,046

See notes to consolidated financial statements beginning on page 8 of this report.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Nine Months Ended September 30,

	2006	2005

Operating revenues	$396,648	$373,871
Costs and expenses:
Operations and maintenance	165,876	150,866
Depreciation	52,419	44,890
Amortization	3,128	3,627
Taxes other than income taxes	24,991	24,033

	246,414	223,416

Operating income	150,234	150,455
Other expense (income):
Interest expense, net	43,668	38,615
Allowance for funds used during construction	(2,901)	(1,497)
Gain on sale of other assets	(834)	(582)

Income before income taxes	110,301	113,919
Provision for income taxes	44,020	44,913

Net income	$66,281	$69,006

Net income	$66,281	$69,006
Other comprehensive income, net of tax:
Unrealized holding gain on investments	326	—

Comprehensive income	$66,607	$69,006

Net income per common share:
Basic	$0.51	$0.54

Diluted	$0.50	$0.53

Average common shares outstanding during the period:
Basic	130,242	127,823

Diluted	131,310	129,635

Cash dividends declared per common share	$0.4438	$0.3994

See notes to consolidated financial statements on page 8 of this report.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended September 30,

	2006	2005

Operating revenues	$146,950	$136,783

Costs and expenses:
Operations and maintenance	59,127	52,666
Depreciation	18,334	15,578
Amortization	1,126	1,172
Taxes other than income taxes	8,840	8,276

	87,427	77,692

Operating income	59,523	59,091

Other expense (income):
Interest expense, net	14,752	13,279
Allowance for funds used during construction	(703)	(433)
Gain on sale of other assets	(91)	(77)

Income before income taxes	45,565	46,322
Provision for income taxes	18,234	18,405

Net income	$27,331	$27,917

Net income	$27,331	$27,917
Other comprehensive income, net of tax:
Unrealized holding gain on investments	127	—

Comprehensive income	$27,458	$27,917

Net income per common share:
Basic	$0.21	$0.22

Diluted	$0.21	$0.21

Average common shares outstanding during the period:
Basic	131,660	128,246

Diluted	132,666	130,231

Cash dividends declared per common share	$0.2300	$0.2044

See notes to consolidated financial statements beginning on page 8 of this report.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30, 2006	December 31, 2005

Common stockholders’ equity:
Common stock, $.50 par value	$66,387	$64,829
Capital in excess of par value	543,326	478,508
Retained earnings	293,401	285,132
Treasury stock	(13,031)	(12,914)
Accumulated other comprehensive loss	(2,756)	(3,082)
Unearned compensation	—	(550)

Total common stockholders’ equity	887,327	811,923

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range
0.00% to 2.49%	25,544	21,574
2.50% to 2.99%	25,606	28,684
3.00% to 3.49%	17,285	17,380
3.50% to 3.99%	6,142	6,748
4.00% to 4.49%	1,250	1,300
4.50% to 4.99%	29,395	29,395
5.00% to 5.49%	262,534	262,588
5.50% to 5.99%	79,000	79,000
6.00% to 6.49%	88,360	88,504
6.50% to 6.99%	22,000	32,000
7.00% to 7.49%	13,439	15,878
7.50% to 7.99%	24,838	25,012
8.00% to 8.49%	26,344	26,507
8.50% to 8.99%	9,000	9,000
9.00% to 9.49%	46,276	46,764
9.50% to 9.99%	38,739	40,933
10.00% to 10.50%	6,000	6,000

	721,752	737,267
Unsecured notes payable, 4.87%, maturing in
various installments 2010 through 2023	135,000	135,000
Unsecured notes payable, 5.95%, due in 2023 through 2034	40,000	—
Unsecured notes payable, 5.64%, due in 2014 through 2021	20,000	—
Unsecured notes payable, 5.01%, due 2015	18,000	18,000
Unsecured notes payable, 5.20%, due 2020	12,000	12,000
Notes payable, 6.05%, maturing in 2006 through 2008	960	816

	947,712	903,083
Current portion of long-term debt	30,485	24,645

Long-term debt, excluding current portion	917,227	878,438

Total capitalization	$1,804,554	$1,690,361

See notes to consolidated financial statements beginning on page 8 of this report.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY

(In thousands of dollars)

(UNAUDITED)

	Common Stock	Capital in excess of par value	Retained earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unearned Compensation on Restricted Stock	Total

Balance at December 31, 2005	$64,829	$478,508	$285,132	$(12,914)	$(3,082)	$(550)	$811,923
Net income	—	—	66,281	—	—	—	66,281
Other comprehensive income:
unrealized holding gain on investments, net of income tax of $176	—	—	—	—	326	—	326
Dividends paid	—	—	(42,823)	—	—	—	(42,823)
Dividends declared	—	—	(15,189)	—	—	—	(15,189)
Sale of stock (2,572,574 shares)	1,275	53,551	—	689	—	—	55,515
Repurchase of stock (29,160 shares)	—	—	—	(806)	—	—	(806)
Equity Compensation Plan (42,200 shares)	21	(571)	—	—	—	550	—
Exercise of stock options (524,353 shares)	262	6,143	—	—	—	—	6,405
Stock-based compensation	—	3,222	—	—	—	—	3,222
Employee stock plan tax benefits	—	2,473	—	—	—	—	2,473

Balance at September 30, 2006	$66,387	$543,326	$293,401	$(13,031)	$(2,756)	—	$887,327

See notes to consolidated financial statements beginning on page 8 of this report.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net income	$66,281	$69,006
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	55,547	48,517
Deferred income taxes	8,217	14,562
Gain on sale of other assets	(834)	(582)
Stock-based compensation	2,755	—
Net increase in receivables, inventory and prepayments	(14,596)	(1,348)
Net decrease in payables, accrued interest, accrued taxes and other accrued liabilities	(22,663)	(3,895)
Other	6,994	1,284

Net cash flows from operating activities	101,701	127,544

Cash flows from investing activities:
Property, plant and equipment additions, including allowance
for funds used during construction of $2,901 and $1,497	(183,608)	(156,649)
Acquisitions of utility systems and other, net	(11,339)	(4,271)
Proceeds from the sale of other assets	848	595
Additions to funds restricted for construction activity	(2,000)	(82,652)
Release of funds previously restricted for construction activity	34,173	49,143
Other	(278)	(68)

Net cash flows used in investing activities	(162,204)	(193,902)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	8,974	10,352
Repayments of customers’ advances	(3,145)	(3,148)
Net proceeds (repayments) of short-term debt	(17,355)	42,140
Proceeds from long-term debt	67,899	112,272
Repayments of long-term debt	(23,373)	(71,878)
Change in cash overdraft position	9,591	(5,381)
Proceeds from exercised stock options	6,405	9,139
Stock-based compensation windfall tax benefits	1,834	—
Proceeds from issuing common stock	55,515	7,083
Repurchase of common stock	(806)	(1,341)
Dividends paid on common stock	(42,823)	(37,385)

Net cash flows from financing activities	62,716	61,853

Net increase (decrease) in cash and cash equivalents	2,213	(4,505)
Cash and cash equivalents at beginning of period	11,872	14,192

Cash and cash equivalents at end of period	$14,085	$9,687

See notes to consolidated financial statements beginning on page 8 of this report.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1	Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. (the “Company”) at September 30, 2006, the consolidated statements of income and comprehensive income for the nine months and quarter ended September 30, 2006 and 2005, the consolidated statements of cash flow for the nine months ended September 30, 2006 and 2005, and the consolidated statement of common stockholders’ equity for the nine months ended September 30, 2006, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in common stockholders’ equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and March 31, 2006. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

Certain prior year amounts have been changed to conform with current year’s presentation. The Company reclassified an $8,321 income tax receivable on its Consolidated Balance Sheets as of December 31, 2005 from accrued taxes to a separate line to conform with the current presentation. Prior to the fourth quarter of 2005, cash overdrafts were reported as components of cash or loans payable. This presentation was changed to classify cash overdrafts as accounts payable. Accordingly, applicable historical balance sheet and cash flow amounts have been revised to conform to the new presentation and a new line has been added in the cash flow from financing activities section titled “change in cash overdraft position.” This revision had no impact on the Company’s net income, cash flows from operating activities or cash flows used in investing activities. The revision decreased the Company’s net cash flows from financing activities from that which was previously reported by $864 for the nine months ended September 30, 2005. Share and per share data have been restated to give effect to the 2005 4-for-3 common stock split.

Note 2	Long-term Debt and Loans Payable

In September 2006, the Company’s Pennsylvania operating subsidiary, Aqua Pennsylvania, Inc., issued $20,000 of unsecured notes at 5.64% with amounts due in 2014, 2016, 2020 and 2021. In March 2006, Aqua Pennsylvania issued $40,000 of unsecured notes at 5.95% of which $10,000 are due in 2023, 2024, 2033 and 2034. Proceeds from the sales of these notes were used to repay short-term borrowings.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts) (continued)

(UNAUDITED)

Note 3	Acquisitions

In May 2006, a subsidiary of the Company, Aqua New York, Inc., entered into a purchase agreement with Utilities & Industries Corp., LLC to acquire the capital stock of New York Water Service Corporation, which owns water systems in Nassau County, Long Island, New York. The purchase agreement provides for a purchase price of $28,000 in cash, subject to certain purchase price adjustments, and the assumption of approximately $23,000 in debt. The acquisition, which is subject to regulatory approval by the New York Public Service Commission, is expected to close as soon as year end. This acquisition will add approximately 44,500 customers in several communities of southeastern Nassau County.

In the third quarter of 2006, the Company completed three asset acquisitions and one stock acquisition of companies that provide on-site septic tank pumping and sludge hauling services to customers primarily in Pennsylvania and New Jersey for an aggregate purchase price of $7,597 in cash, subject to post-closing adjustments.

Note 4	Net Income per Common Share

Basic net income per common share is based on the weighted average number of common shares outstanding. Diluted net income per common share is based on the weighted average number of common shares outstanding and potentially dilutive shares. The dilutive effect of employee stock options and shares issuable under the forward equity sale agreement (from the date the Company entered into the forward equity sale agreement to the settlement date) is included in the computation of diluted net income per common share. See Note 5 – Stockholders’ Equity for a discussion of the forward equity sale agreement. The dilutive effect of stock options and shares issuable under the forward equity sale agreement is calculated using the treasury stock method and expected proceeds upon exercise of the stock options and settlement of the forward equity sale agreement. The following table summarizes the shares, in thousands, used in computing basic and diluted net income per common share:

	Nine Months Ended September 30,		Three Months Ended September 30,

	2006	2005	2006	2005

Average common shares outstanding during the period for basic computation	130,242	127,823	131,660	128,246
Effect of dilutive securities:
Employee stock options	1,052	1,812	958	1,985
Forward equity shares	16	—	48	—

Average common shares outstanding during the period for diluted computation	131,310	129,635	132,666	130,231

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts) (continued)

(UNAUDITED)

For the nine months and three months ended September 30, 2006, employee stock options to purchase 599,600 shares of common stock were excluded from the calculations of diluted net income per share as the options’ exercise price was greater than the average market price of the Company’s common stock during these periods. For the nine months and three months ended September 30, 2005, there were no outstanding employee stock options excluded from the calculation of diluted net income per share as the average market price of the Company’s common stock was greater than the options’ exercise price.

Note 5	Stockholders’ Equity

In June 2006, the Company issued 1,750,000 shares of common stock in a public offering for proceeds of $37,400, net of expenses. In August 2006, the Company issued 500,000 shares of common stock in a public offering for proceeds of $10,700, net of expenses. The net proceeds from these offerings were used to fund the Company’s capital expenditure program and acquisitions, and for working capital and other general corporate purposes.

In August 2006, the Company entered into a forward equity sale agreement for 3,525,000 shares of common stock with a third-party (the “forward purchaser”). In connection with the forward equity sale agreement, the forward purchaser borrowed an equal number of shares of the Company’s common stock from stock lenders and sold the borrowed shares to the public. The Company will not receive any proceeds from the sale of its common stock by the forward purchaser until settlement of the forward equity sale agreement. The actual proceeds to be received by the Company will vary depending upon the settlement date, the number of shares designated for settlement on that settlement date and the method of settlement. Aqua America intends to use any proceeds received upon settlement of the forward equity sale agreement to fund the Company’s future capital expenditure program and acquisitions, and for working capital and other general corporate purposes. The forward equity sale agreement is accounted for as an equity instrument and was recorded at a fair value of $0 at inception. It will not be adjusted so long as the Company continues to meet the accounting requirements for equity instruments.

The Company may elect to settle the forward equity sale agreement by means of a physical share settlement, net cash settlement, or net share settlement, on a settlement date or dates, no later than August 1, 2008. The forward equity sale agreement provides that the forward sale price will be computed based upon the initial forward sale price of $21.857 per share. Under limited circumstances or certain unanticipated events, the forward purchaser also has the ability to require the Company to physically settle the forward equity sale agreement in shares prior to the maturity date. The maximum number of shares that could be required to be issued by the Company to settle the forward equity sale agreement is 3,525,000 shares. As of September 30, 2006, a net cash settlement under the forward equity sale agreement would have resulted in a payment by the Company to the forward purchaser of $300 or a net share settlement would have resulted in the issuance of 13,657 shares by the Company to the forward purchaser. For each increase or decrease of one dollar in the average market price of Aqua America common stock above or below the forward sale price on September 30, 2006, the cash settlement option from the Company’s perspective would decrease or increase by $3,525 and the net share settlement option would decrease by 168,338 shares or increase by 153,662 shares, respectively.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts) (continued)

(UNAUDITED)

The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The following table summarizes the activity of accumulated other comprehensive income:

	2006	2005

Balance at January 1,	$(3,082)	$(1,742)
Other comprehensive income:
Unrealized holding gain arising during the period, on certain investments, net of tax of $176	326	—

Balance at September 30,	$(2,756)	$(1,742)

Note 6	Stock-based Compensation

Under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), as approved by the shareholders to replace the 1994 Equity Compensation Plan (the “1994 Plan”), qualified and nonqualified stock options may be granted to officers, key employees and consultants at prices equal to the market price of the stock on the day of the grant. Officers and key employees may also be granted dividend equivalents and restricted stock. Restricted stock may also be granted to non-employee members of the Board of Directors. The 2004 Plan authorizes 4,900,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2004 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the plans to any one individual in any one year is 200,000. Awards under the 2004 Plan are made by a committee of the Board of Directors. At September 30, 2006, 3,479,835 shares underlying stock option and restricted stock awards were still available for grant under the 2004 Plan, although under the terms of the 2004 Plan, terminated, expired or forfeited grants under the 1994 Plan and shares withheld to satisfy tax withholding requirements under the plan may be re-issued under the plan.

Stock Options–Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-based Compensation,” and superseded APB No. 25, “Accounting for Stock Issued to Employees.” Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25. Accordingly, no compensation expense related to granting of stock options had been recognized in the financial statements prior to adoption of SFAS No. 123R for stock options that were granted, as the grant price equaled the market price on the date of grant.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts) (continued)

(UNAUDITED)

The Company adopted this standard using the modified prospective method, and accordingly the financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under this transition method, compensation cost recognized in the three months ended and nine months ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, and share-based payments granted after January 1, 2006. For the three months ended and nine months ended September 30, 2006, the impact of the adoption of SFAS No. 123R as compared to if the Company had continued to account for share-based compensation under APB Opinion No. 25: increased operations and maintenance expense by $659 and $2,149, increased capitalized compensation costs within property, plant and equipment by $244 and $467, lowered income tax expense by $56 and $239, lowered net income by $603 and $1,910, lowered diluted net income per share by $0.005 and $0.015, and lowered basic net income per share by $0.005 and $0.015, respectively. SFAS 123R requires the Company to estimate forfeitures in calculating the compensation expense instead of recognizing these forfeitures and the resulting reduction in compensation expense as they occur. As of January 1, 2006, the cumulative after-tax effect of this change in accounting for forfeitures, if this adjustment was recorded, would have been to reduce stock-based compensation by $12. The estimate of forfeitures will be adjusted over the vesting period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. The adoption of this standard had no impact on net cash flows and results in the reclassification on the consolidated cash flow statements of related tax benefits from cash flows from operating activities to cash flows from financing activities to the extent these tax benefits exceeded the associated compensation cost as determined under SFAS 123R.

Options are exercisable in installments of 33% annually, starting one year from the date of the grant and expire 10 years from the date of the grant. The fair value of each option is amortized into compensation expense on a straight-line basis over their respective 36 month vesting period, net of estimated forfeitures. The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model. The per share weighted-average fair value at the date of grant for stock options granted during the nine months ended September 30, 2006 and 2005 was $7.82 and $4.54 per option, respectively. There were no stock options granted during the three months ended September 30, 2006 and 2005. The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense for the periods reported:

	2006	2005

Expected term (years)	5.2	5.2
Risk-free interest rate	4.7%	4.0%
Expected volatility	25.8%	27.8%
Dividend yield	1.76%	2.40%

Back to Contents

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

The following table summarizes stock option transactions for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value

Options:
Outstanding at beginning of period	3,492,363	$13.70
Granted	611,950	$29.46
Forfeited	(27,680)	$22.32
Expired	(9,342)	$19.75
Exercised	(524,353)	$12.21

Outstanding at end of period	3,542,938	$16.56	6.8	$23,565

Exercisable at end of period	2,186,684	$12.65	5.6	$20,324

The aggregate intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $784 and $6,464, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $7,931 and $13,794, respectively. The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the market price of stock on the date of grant.

The following table summarizes information about the options outstanding and options exercisable as of September 30, 2006:

	Options Outstanding			Options Exercisable

	Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Range of prices:
$5.81 - 9.99	443,170	2.5	$7.52	443,170	$7.52
$10.00 - 12.99	1,042,987	5.7	12.20	1,042,987	12.20
$13.00 - 15.99	99,161	6.7	13.75	99,161	13.75
$16.00 - 16.99	597,104	7.5	16.15	362,719	16.15
$17.00 - 18.33	760,916	8.4	18.33	238,647	18.33
$29.00 - 29.99	599,600	9.5	29.46	—	—

	3,542,938	6.8	$16.56	2,186,684	$12.65

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts) (continued)

(UNAUDITED)

As of September 30, 2006, there was $5,642 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.3 years.

The following table provides the pro forma net income and earnings per share as if compensation cost for stock-based employee compensation was determined as of the grant date under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148.

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005

Net income, as reported:	$69,006	$27,917
Add: stock-based employee compensation expense included in reported net income, net of tax	255	45
Less: pro forma expense related to stock options granted, net of tax effects	(1,590)	(490)

Pro forma	$67,671	$27,472

Basic net income per share:
As reported	$0.54	$0.22
Pro forma	0.53	0.21
Diluted net income per share:
As reported	$0.53	$0.21
Pro forma	0.52	0.21

For the purposes of this pro forma disclosure, the fair value of the options at the date of grant was estimated using the Black-Scholes option-pricing model.

Restricted Stock–Restricted stock awards provide the grantee with the rights of a shareholder, including the right to receive dividends and to vote such shares, but not the right to sell or otherwise transfer the shares during the restriction period. Restricted stock awards result in compensation expense which is equal to the fair market value of the stock on the date of the grant and is amortized ratably over the restriction period. The adoption of SFAS No. 123R had no impact on the Company’s recognition of stock-based compensation expense associated with restricted stock awards. The Company expects forfeitures of restricted stock to be de minimus. There were no forfeitures prior to the adoption of SFAS 123R for the grants that were under restriction as of January 1, 2006.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts) (continued)

(UNAUDITED)

During the three months ended September 30, 2006 and 2005, the Company recorded stock-based compensation related to restricted stock awards as operations and maintenance expense in the amounts of $166 and $74, respectively. During the nine months ended September 30, 2006 and 2005, the Company recorded stock-based compensation related to restricted stock awards as operations and maintenance expense in the amounts of $605 and $420, respectively. The following table summarizes nonvested restricted stock transactions for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Fair Value

Nonvested shares at beginning of period	43,998	$17.70
Granted	42,200	$28.39
Vested	(24,310)	$19.11
Forfeited	(5,000)	$29.46

Nonvested shares at end of period	56,888	$23.98

The total value of awards for which restrictions lapsed during the three and nine month periods ended September 30, 2006 was $0 and $655, respectively. As of September 30, 2006, $1,142 of unrecognized compensation costs related to restricted stock is expected to be recognized over a weighted-average period of 1.2 years. The aggregate intrinsic value of restricted stock as of September 30, 2006 was $1,248. The aggregate intrinsic value of restricted stock is based on the number of shares of restricted stock and the market value of the Company’s common stock as of the period end date.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts) (continued)

(UNAUDITED)

Note 7	Pension Plans and Other Postretirement Benefits

The Company maintains a qualified defined benefit pension plan, nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The following tables provide the components of net periodic benefit costs:

	Pension Benefits

	Nine Months Ended September 30,		Three Months Ended September 30,

	2006	2005	2006	2005

Service cost	$3,587	$3,635	$1,037	$1,212
Interest cost	7,572	7,354	2,439	2,451
Expected return on plan assets	(7,048)	(7,152)	(2,298)	(2,384)
Amortization of transition asset	(156)	(157)	(51)	(52)
Amortization of prior service cost	161	302	46	101
Amortization of actuarial loss	1,317	1,205	358	403
Capitalized costs	(1,497)	(1,344)	(499)	(433)

Net periodic benefit cost	$3,936	$3,843	$1,032	$1,298

	Other Postretirement Benefits

	Nine Months Ended September 30,		Three Months Ended September 30,

	2006	2005	2006	2005

Service cost	$752	$917	$192	$306
Interest cost	1,186	1,412	351	472
Expected return on plan assets	(974)	(947)	(334)	(317)
Amortization of transition obligation	77	602	(328)	201
Amortization of prior service cost	(210)	(43)	155	(14)
Amortization of actuarial loss	224	164	49	55
Amortization of regulatory asset	114	114	38	38
Capitalized costs	(590)	(538)	(192)	(170)

Net periodic benefit cost	$579	$1,681	$(69)	$571

The Company has contributed $6,400 to its defined benefit pension plan during 2006 and intends to fund $7,300 in 2007. In addition, the Company expects to contribute approximately $2,882 for the funding of its other postretirement benefits during 2006.

Please refer to Note 9 – Recent Accounting Pronouncements for information concerning changes to the Company’s accounting for its pension plans and other postretirement benefits which is expected to be adopted on December 31, 2006.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts) (continued)

(UNAUDITED)

Note 8	Water and Wastewater Rates

On June 22, 2006, the Pennsylvania Public Utility Commission granted the Company’s operating subsidiary in Pennsylvania a $24,900 base water rate increase, on an annualized basis. The rates in effect at the time of the filing included $12,397 in Distribution System Improvement Charges (“DSIC”) or 5.0% above the prior base rates. Consequently, the total base rates increased by $37,297 and the DSIC was reset to zero.

During the first nine months of 2006, certain of the Company’s operating divisions in Virginia, Ohio, Florida, Maine, Indiana, Illinois, Missouri and New York were granted rate increases designed to increase total operating revenues on an annual basis by approximately $4,578.

In May 2004, the Company’s operating subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality to increase rates by $11,920 over a multi-year period. The application seeks to increase annual revenues in phases and is accompanied by a plan to defer and amortize a portion of the Company’s depreciation, operating and other tax expense over a similar multi-year period, such that the impact on operating income approximates the requested amount during the first years that the new rates are in effect. The application is currently pending before the Commission and several customers and municipalities have joined the proceeding to challenge the rate request. The Company commenced billing for the requested rates and implemented the deferral plan in August 2004. The additional revenue billed and collected prior to the final ruling are subject to refund based on the outcome of the ruling. The revenue recognized and the expenses deferred by the Company reflect an estimate of the final outcome of the ruling. As of September 30, 2006, the Company has deferred $11,345 of expenses and recognized $10,802 of revenue that is subject to refund based on the outcome of the final commission order, which is expected to be issued in late 2006 or early 2007.

Note 9	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires the recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized in net periodic benefit cost under previous accounting standards will be recognized in accumulated other comprehensive income, net of tax effects. The Company intends to adopt SFAS No. 158 on December 31, 2006 as required. The Company is currently unable to estimate the impact of adopting SFAS No. 158 on its Consolidated Balance Sheet since the impact is dependent on plan asset performance through the end of 2006, interest rates and other factors. The Company is currently evaluating whether it will establish a regulatory asset for the pension and other postretirement costs associated with SFAS No. 158 for which the Company anticipates recoverability through customer rates, that would otherwise be charged to common stockholders’ equity. Based on the Company’s unfunded obligation as of December 31, 2005 and had the Company adopted SFAS No. 158 as of that date, the impact would be to increase total liabilities and total assets by approximately $40,000, assuming the establishment of a regulatory asset.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts) (continued)

(UNAUDITED)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies when other statements require or permit the fair value measurement of assets and liabilities. This statement does not expand the use of fair value measurement. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the provisions of this statement and has not yet determined the effect of adoption on its results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the fiscal year ended December 31, 2006. The Company believes SAB 108 will not have a material impact on its results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective and will be adopted by the Company on January 1, 2007. Upon adoption, the Company will record a cumulative effect adjustment of a change in accounting principle, if necessary, as prescribed by FIN 48. The Company is currently evaluating the provisions of this statement and has not yet determined the effect of adoption on its results of operations or financial position.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts) (continued)

(UNAUDITED)

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R generally requires that the Company measure the cost of employee services received in exchange for stock-based awards on the grant-date fair value and this cost will be recognized over the period during which an employee provides service in exchange for the award. Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company provided pro forma disclosure of its compensation costs associated with the fair value of stock options that had been granted, and accordingly, no compensation costs were recognized in its consolidated financial statements. The Company adopted this standard using the modified prospective method, and accordingly, the financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. During the third quarter of 2006, the adoption of SFAS 123R increased operations and maintenance expense by $659, lowered net income by $603, and lowered diluted net income per share by $0.005. During the nine months ended September 30, 2006, the adoption of SFAS 123R increased operations and maintenance expense by $2,149, lowered net income by $1,910, and lowered diluted net income per share by $0.015. The after-tax impact of adopting SFAS 123R is expected to approximate $2,600 during the year ending December 31, 2006. The adoption of this standard had no material impact on the Company’s overall financial position, no impact on cash flow, and results in the reclassification on the consolidated cash flow statements of related tax benefits from cash flows from operating activities to cash flows from financing activities to the extent these tax benefits exceeded the associated compensation cost recognized in the income statement. See Note 6 for further information and the required disclosures under SFAS 123R.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the completion of various construction projects; the projected timing and annual value of rate increases; the recovery of certain costs and capital investments through rate increase requests; the projected effects of recent accounting pronouncements, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans” or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, and our ability to assimilate acquired operations. In addition to these uncertainties or factors, our future results may be affected by the factors and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in “Part II, Item 1A. – Risk Factors” of this report. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

General Information

Nature of Operations - Aqua America, Inc. (“we” or “us”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be more than 2.5 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, Florida, Indiana, Virginia, Maine, Missouri, New York and South Carolina. Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, located in the suburban areas north and west of the City of Philadelphia and in 22 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties, and septage hauling services, close to our operating companies’ service territories. We are the largest U.S.-based publicly-traded water and wastewater utility based on number of people served.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Financial Condition

During the first nine months of 2006, we had $183,608 of capital expenditures, acquired water systems, wastewater systems and other acquisitions for $11,339, repaid $3,145 of customer advances for construction and repaid debt and made sinking fund contributions and other loan repayments of $23,373. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, in addition to well and booster improvements and an office building expansion.

During the first nine months of 2006, we used the proceeds from the issuance of long-term debt, the proceeds from the issuance of common stock, internally generated funds and available working capital to fund the cash requirements discussed above and to pay dividends. In September 2006, our Pennsylvania operating subsidiary issued $20,000 of unsecured notes at 5.64% with amounts due in 2014, 2016, 2020 and 2021. In March 2006, our Pennsylvania operating subsidiary issued $40,000 of unsecured notes at 5.95% of which $10,000 are due in 2023, 2024, 2033 and 2034. We used the proceeds from the sales of these notes to repay short-term borrowings.

In June 2006, we issued 1,750,000 shares of common stock in a public offering for proceeds of $37,400, net of expenses. In August 2006, we issued 500,000 shares of common stock in a public offering for proceeds of $10,700, net of expenses. The net proceeds from these offerings were used to fund our capital expenditure program and acquisitions, and for working capital and other general corporate purposes. In August 2006, we entered into a forward equity sale agreement for 3,525,000 shares of common stock with affiliates of certain underwriters (“forward purchaser”). In connection with the forward equity sale agreement, the forward purchaser borrowed an equal number of shares of our common stock from stock lenders and sold the borrowed shares to the public. We will not receive any proceeds from the sale of our common stock by the forward purchaser until settlement of all or a portion of the forward equity sale agreement. The actual proceeds to be received by us will vary depending upon the settlement date, the number of shares designated for settlement on that settlement date and the method of settlement. We intend to use any proceeds received by us upon settlement of the forward equity sale agreement to fund our future capital expenditure program and acquisitions, and for working capital and other general corporate purposes.

At September 30, 2006, we had short-term lines of credit of $228,000, of which $106,850 was available. Effective with the September 1, 2006 payment, we increased the quarterly cash dividend on our common stock from $0.1069 per share to $0.115 per share.

Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock will be adequate to meet our financing requirements for the balance of the year and beyond.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Analysis of First Nine Months of 2006 Compared to First Nine Months of 2005

Revenues for the first nine months increased $22,777 or 6.1% primarily due to additional revenues of $18,079 resulting from increased water and wastewater rates implemented in various operating subsidiaries, additional revenues of $5,121 associated with acquisitions, and additional sewer revenues of $1,536, offset partially by lower water consumption as compared to the first nine months of 2005 associated with unfavorable weather conditions. The unfavorable weather conditions, primarily in September, resulted in lower water consumption by our customers in Pennsylvania, Illinois, Ohio and New Jersey.

Operations and maintenance expenses increased by $15,010 or 9.9% primarily due to additional expenses associated with acquisitions of $3,249, increased water production costs of $3,127, increased insurance expense, driven by higher claims, of $2,726, a reduction in the deferral of expenses related to the Texas rate case filing of $2,211, stock-based compensation expense of $2,149, and normal increases in other operating costs, offset partially by receipt of $1,500 relating to a waiver of certain contractual rights. The increased water production costs, principally purchased power and chemicals, were associated with vendor price increases. A portion of the increase in operations and maintenance expense is associated with the change in the cost deferral related to the 2004 Texas rate filing. The rate filing was designed and implemented using a multi-year plan to increase annual revenues in phases, and to defer and amortize a portion of the Company’s operating expense over a similar multi-year period. The impact, by design, resulted in a lower expense deferral of $2,211 in the first nine months of 2006 than in the same period of 2005. The lower expense deferral results in an increase in expense recognized in conjunction with an additional phase increase in the revenues billed and recognized. The stock-based compensation expense of $2,149 was associated with stock options and is a component of operations and maintenance expense beginning on January 1, 2006 as a result of adopting a new accounting standard.

Depreciation expense increased $7,529 or 16.8% reflecting the utility plant placed in service since the third quarter of 2005, including the assets acquired through system acquisitions.

Amortization decreased $499 or 13.8% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $958 or 4.0% due to additional state and local taxes incurred in the first nine months of 2006.

Interest expense increased by $5,053 or 13.1% primarily due to additional borrowings to finance capital projects, increased interest rates on short-term borrowings and lower interest income, offset partially by decreased interest rates on long-term borrowings due to the refinancing of certain existing debt issues.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Allowance for funds used during construction (“AFUDC”) increased by $1,404 primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied; and an increase in the AFUDC rate which is based on short-term interest rates.

Gain on sale of other assets totaled $834 in the first nine months of 2006 and $582 in the first nine months of 2005. The increase of $252 is due to the timing of sales of land.

Our effective income tax rate was 39.9% in the first nine months of 2006 and 39.4% in the first nine months of 2005. The change was due to an increase in our expenses that are not tax-deductible, including a portion of the stock-based compensation expense in the first nine months of 2006.

Net income for the first nine months decreased by $2,725 or 3.9%, in comparison to the same period in 2005 primarily as a result of the factors described above. On a diluted per share basis, earnings decreased $0.03 or 5.7% reflecting the change in net income and a 1.3% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through the dividend reinvestment plan, the employee stock and incentive plan and 2,250,000 additional shares issued by us in public offerings in June and August 2006.

Analysis of Third Quarter of 2006 Compared to Third Quarter of 2005

Revenues for the quarter increased $10,167 or 7.4% primarily due to additional revenues of $10,752 resulting from increased water and wastewater rates implemented in various operating subsidiaries, additional revenues of $2,294 associated with acquisitions, and $424 of additional sewer revenues, offset partially by lower water consumption as compared to the third quarter of 2005 associated with unfavorable weather conditions. The unfavorable weather conditions, primarily in September, resulted in lower water consumption by our customers in Pennsylvania, Illinois, Ohio and New Jersey.

Operations and maintenance expenses increased by $6,461 or 12.3% primarily due to increased insurance expense, driven by higher claims, of $1,564, additional expenses associated with acquisitions of $1,489, increased water production costs of $1,068, stock-based compensation expense of $659, a reduction in the deferral of expenses related to the Texas rate case filing of $321 and normal increases in other operating costs. The increased water production costs, principally purchased power and chemicals, were associated with vendor price increases. The stock-based compensation expense of $659 was associated with stock options and is a component of operations and maintenance expense beginning on January 1, 2006 as a result of adopting a new accounting standard. A portion of the increase in operations and maintenance expense is associated with the change in the cost deferral related to the 2004 Texas rate filing. The rate filing was designed and implemented using a multi-year plan to increase annual revenues in phases, and to defer and amortize a portion of the Company’s operating expense over a similar multi-year period. The impact, by design, resulted in a lower expense deferral of $321 in the third quarter of 2006 than in the same period of 2005. The lower expense deferral results in an increase in expense recognized in conjunction with an additional phase increase in the revenues billed and recognized.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Depreciation expense increased $2,756 or 17.7% reflecting the utility plant placed in service since September 30, 2005, including the assets acquired through system acquisitions.

Amortization decreased $46 or 3.9% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $564 or 6.8% due to additional state and local taxes incurred in the third quarter of 2006.

Interest expense increased by $1,473 or 11.1% primarily due to additional borrowings to finance capital projects and increased interest rates on short-term borrowings.

Allowance for funds used during construction (“AFUDC”) increased by $270 primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied; and an increase in the AFUDC rate which is based on short-term interest rates.

Gain on sale of other assets totaled $91 in the third quarter of 2006 and $77 in the third quarter of 2005. The increase of $14 is due to the timing of sales of land.

Our effective income tax rate was 40.0% in the third quarter of 2006 and 39.7% in the third quarter of 2005. The change was due to an increase in our expenses that are not tax-deductible, including a portion of the stock-based compensation expense in the third quarter of 2006.

Net income for the quarter decreased by $586 or 2.1%, in comparison to the same period in 2005 primarily as a result of the factors described above. On a diluted per share basis, earnings were unchanged reflecting the change in net income and a 1.9% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through the employee stock and incentive plan, dividend reinvestment plan and the 2,250,000 additional shares issued by us in public offerings in June and August 2006.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires the recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized in net periodic benefit cost under previous accounting standards will be recognized in accumulated other comprehensive income, net of tax effects. We intend to adopt SFAS No. 158 on December 31, 2006 as required. We are currently unable to estimate the impact of adopting SFAS No. 158 on our Consolidated Balance Sheet since the impact is dependent on plan asset performance through the end of 2006, interest rates and other factors. We are currently evaluating whether we will establish a regulatory asset for the pension and other postretirement costs associated with SFAS No. 158 for which the Company anticipates recoverability through customer rates, that would otherwise be charged to common stockholders’ equity. Based on our unfunded obligation as of December 31, 2005 and had we adopted SFAS No. 158 as of that date, the impact would be to increase total liabilities and total assets by approximately $40,000, assuming the establishment of a regulatory asset.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies when other statements require or permit the fair value measurement of assets and liabilities. This statement does not expand the use of fair value measurement. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the provisions of this statement and have not yet determined the effect of adoption on our results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the fiscal year ended December 31, 2006. We believe SAB 108 will not have a material impact on our results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective and will be adopted by us on January 1, 2007. Upon adoption, we will record a cumulative effect of a change in accounting principle, if necessary, as prescribed by FIN 48. We are currently evaluating the provisions of this statement and have not yet determined the effect of adoption on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R generally requires that we measure the cost of employee services received in exchange for stock-based awards on the grant-date fair value and this cost will be recognized over the period during which an employee provides service in exchange for the award. Prior to the adoption of SFAS No. 123R on January 1, 2006, we provided pro forma disclosure of our compensation costs associated with the fair value of stock options that had been granted, and accordingly, no compensation costs were recognized in our consolidated financial statements. We adopted this standard using the modified prospective method, and accordingly, the financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. During the third quarter of 2006, the adoption of SFAS 123R increased operations and maintenance expense by $659, lowered net income by $603, and lowered diluted net income per share by $0.005. During the nine months ended September 30, 2006, the adoption of SFAS 123R increased operations and maintenance expense by $2,149, lowered net income by $1,910, and lowered diluted net income per share by $0.015. The after-tax impact of adopting SFAS 123R is expected to approximate $2,600 during the year ending December 31, 2006. The adoption of this standard had no material impact on our overall financial position, no impact on cash flow, and results in the reclassification on the consolidated cash flow statements of related tax benefits from cash flows from operating activities to cash flows from financing activities to the extent these tax benefits exceeded the associated compensation cost recognized in the income statement. See Note 6 to the consolidated financial statements for further information and the required disclosures under SFAS 123R.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Recent Events

Economic Regulation – A local-government sanitary district is considering the acquisition, by eminent domain or otherwise, of all or a portion of the utility assets of our wastewater operating division located in University Park, Illinois. The system represents approximately 2,200 customers or less than 0.5% of our total customer base. We are actively discussing this matter with the district. We believe that our Illinois operating subsidiary is entitled to fair market value for its assets.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. There have been no significant changes in our exposure to market risks since December 31, 2005. Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional information.

Item 4.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

Part II. Other Information

Item 1.	Legal Proceedings

In May 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality to increase rates over a multi-year period. In accordance with authorization from the Texas Commission on Environmental Quality, our subsidiaries commenced billing for the requested rates and deferred recognition of certain expenses for financial statement purposes. Several customers and municipalities have joined the proceeding and challenged the requested rate structure, including our request to regionalize rates, and the amount of our requested rate increase. In the event our request is denied completely or in part, we could be required to refund some or all of the revenue billed to-date, and write-off some or all of the regulatory asset for the expense deferral. For more information, see the description under in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005, and refer to “Note 8 – Water and Wastewater Rates” to the Consolidated Financial Statements of Aqua America, Inc. and subsidiaries in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

There are no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of their properties is the subject that are material or are expected to have a material effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Except for the risks set forth below, there have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 (“Form 10-K”) under “Part 1, Item 1A – Risk Factors”. The risks described in our Form 10-K, as updated below, are not the only risks facing the Company. Additional risks that we do not presently know or that we currently believe are immaterial could also impair our business or financial position.

Settlement provisions contained in the forward equity sale agreement between us and the forward purchaser subject us to certain risks.

In August 2006, we entered into a forward stock agreement for 3,525,000 shares of common stock with UBS AG (the “forward purchaser”). In connection with the forward equity sale agreement, the forward purchaser (or its affiliates) borrowed 3,525,000 shares of common stock from stock lenders and sold the borrowed shares to the public to hedge its obligations under the forward equity sale agreement. The forward purchaser has the right to require us to physically settle the forward sale agreement on a date specified by the forward purchaser in certain events, including (a) if the average of the closing bid and offer price or, if available, the closing sale price of our common stock is less than or equal to $10.00 per share on any trading day, (b) if our board of directors votes to approve, or there is a public announcement of, in either case, an action that, if consummated, would result in a merger or other takeover event of our company, (c) if we declare any cash dividend or distribution above a specified threshold, or any non-cash dividend or distribution (other than a dividend or distribution of shares of our common stock), in either case, on shares of our common stock and set a record date for payment for such dividend or distribution on or prior to the final settlement date, (d) if the forward purchaser (or an affiliate thereof) is unable to continue to borrow a number of shares of our common stock equal to the number of shares underlying the forward sale agreement, (e) if the cost of borrowing the common stock has increased above a specified amount, (f) if a nationalization, delisting or change in law occurs, each as defined in the forward sale agreement or (g) in connection with certain events of default and termination events under the deemed master agreement governing such forward sale agreement. In the event that early settlement of the forward sale agreement occurs as a result of any of the foregoing events, we will be required to physically settle the forward sale agreement by delivering shares of our common stock. The forward purchaser’s decision to exercise its right to require us to settle the forward sale agreement will be made irrespective of our need for capital. In the event that we elect, or are required, to settle the forward sale agreement with shares of our common stock, delivery of such shares would likely result in dilution to our earnings per share and return on equity.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

In addition, upon certain events of bankruptcy, insolvency or reorganization relating to us, the forward sale agreement will terminate without further liability of either party. Following any such termination, we would not issue any shares, and we would not receive any proceeds pursuant to the forward sale agreement.

Except under the circumstances described above, we have the right to elect physical, cash or net stock settlement under the forward sale agreement. If we elect cash or net stock settlement, we would expect the forward purchaser (or an affiliate thereof) to purchase in the open market the number of shares necessary, based upon the portion of the forward sale agreement that we have elected to so settle, to return to stock lenders the shares of our common stock that the forward purchaser (or its affiliate) has borrowed in connection with the sale of our common stock under this prospectus supplement and, if applicable in connection with net stock settlement, to deliver shares to us. If the market value of our common stock at the time of these purchases is above the forward price at that time, we would pay, or deliver, as the case may be, to the forward purchaser under the forward sale agreement an amount of cash, or common stock with a value, equal to this difference. Any such difference could be significant. If the market value of our common stock at the time of these purchases is below the forward price at that time, we would be paid this difference in cash by, or we would receive the value of this difference in common stock from, the forward purchaser (or its affiliate) under the forward sale agreement, as the case may be.

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Aqua America’s purchases of its common stock for the quarter ended September 30, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs (2)

July 1 - 31, 2006	—	—	—	548,278
August 1 - 31, 2006	5,064	$22.65	—	548,278
September 1 - 30, 2006	—	—	—	548,278

Total	5,064	$22.65	—	548,278

(1)

These amounts consist of shares we purchased from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plans is available to all employees who receive option grants under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

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

Back to Contents

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Description

10.1 *	Confirmation of Forward Stock Sale Transaction, dated August 10, 2006, between UBS AG, London Branch and the Company

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006 (Commission File No. 001-06659), and incorporated by reference herein.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

November 6, 2006

AQUA AMERICA, INC.

Registrant

NICHOLAS DEBENEDICTIS

Nicholas DeBenedictis
Chairman, President and
Chief Executive Officer

DAVID P. SMELTZER

David P. Smeltzer
Senior Vice President - Finance
and Chief Financial Officer

Back to Contents

EXHIBIT INDEX

Exhibit No.	Description

10.1 *	Confirmation of Forward Stock Sale Transaction, dated August 10, 2006, between UBS AG, London Branch and the Company

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006 (Commission File No. 001-06659), and incorporated by reference herein.