Form 10-K
period 2006-12-31
AQUA AMERICA INC
filed 2007-02-28
CIK 78128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission File number 1-6659
AQUA AMERICA, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1702594

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania	19010-3489

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(610) 527-8000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common stock, par value $.50 per share	New York Stock Exchange, Inc.
Philadelphia Stock Exchange Inc.
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12(b)-2 of the Exchange Act.:
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006:
$2,973,777,262
For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by June 30, 2006, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.
The number of shares outstanding of the registrant’s common stock as of February 9, 2007:
132,344,394
DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of registrant’s 2006 Annual Report to Shareholders have been incorporated by reference into Parts I and II of this Form 10-K.
(2) Portions of the Proxy Statement, relative to the May 24, 2007 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, have been incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (“10-K”), or incorporated by reference into this 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions. Forward-looking statements in this 10-K, or incorporated by reference into this 10-K, include, but are not limited to, statements regarding:
•	projected capital expenditures and related funding requirements;

•	developments, trends and consolidation in the water and wastewater utility industries;

•	dividend payment projections;

•	opportunities for future acquisitions, the success of pending acquisitions and the impact of future acquisitions;

•	the capacity of our water supplies, water facilities and wastewater facilities;

•	the impact of geographic diversity on our exposure to unusual weather;

•	our capability to pursue timely rate increase requests;

•	our authority to carry on our business without unduly burdensome restrictions;

•	our ability to obtain fair market value for condemned assets;

•	the impact of fines and penalties;

•	the development of new services and technologies by us or our competitors;

•	the availability of qualified personnel;

•	the condition of our assets;

•	the impact of legal proceedings;

•	general economic conditions;

•	acquisition-related costs and synergies; and

•	the forward-looking statements contained under the heading “Forward-Looking Statements” in the section entitled “Management’s Discussion and Analysis” from the portion of our 2006 Annual Report to Shareholders incorporated by reference herein and made a part hereof.
Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:
•	changes in general economic, business and financial market conditions;

•	changes in government regulations and policies, including environmental and public utility regulations and policies;

•	changes in environmental conditions, including those that result in water use restrictions;

•	abnormal weather conditions;

•	changes in, or unanticipated, capital requirements;

•	changes in our credit rating or the market price of our common stock;

•	our ability to integrate businesses, technologies or services which we may acquire;

•	our ability to manage the expansion of our business;

•	the extent to which we are able to develop and market new and improved services;

•	the effect of the loss of major customers;

•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;

•	labor disputes;

•	increasing difficulties in obtaining insurance and increased cost of insurance;

•	cost overruns relating to improvements or the expansion of our operations;

•	increases in the costs of goods and services;

•	civil disturbance or terroristic threats or acts; and

•	changes in accounting policies.
Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this 10-K and the documents that we incorporate by reference into this 10-K completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our estimates and assumptions only as of the date of this 10-K. Except for our ongoing obligations to disclose material information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future. For further information or other factors which could affect our financial results and such forward-looking statements, see “Risk Factors.” We qualify all of our forward-looking statements by these cautionary statements.

PART I
Item 1. Business
The Company
Aqua America, Inc. (referred to as “Aqua America”, “we” or “us”) is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 2.8 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, New York, Florida, Indiana, Virginia, Maine, Missouri and South Carolina. Our largest operating subsidiary, Aqua Pennsylvania, Inc., accounted for approximately 55% of our operating revenues for 2006 and as of December 31, 2006, provided water or wastewater services to approximately one-half of the total number of people we serve, and is located in the suburban areas north and west of the City of Philadelphia and in 23 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In addition, we provide water and wastewater services through operating and maintenance contracts with municipal authorities and other parties, and septage hauling services, close to our utility companies’ service territories.
The following table reports our operating revenues by principal state for the year ended December 31, 2006:

	Operating	Operating
	Revenues	Revenues
	(000's)	(%)
Pennsylvania	$291,580	54.7%
Texas	46,293	8.7%
Ohio	39,670	7.4%
Illinois	37,792	7.1%
North Carolina	32,140	6.0%
New Jersey	23,879	4.5%
Florida	16,756	3.1%
Indiana	16,640	3.1%
Virginia	10,347	1.9%
Maine	9,798	1.8%
Other states	1,398	0.4%

Regulated segment total	526,293	98.7%

Other	7,198

Consolidated	$533,491

The following table summarizes our operating revenues, by utility customer class, for the year ended December 31, 2006:

	Operating	Operating
	Revenues	Revenues
	(000's)	(%)
Residential water	$317,770	59.6%
Commercial water	76,076	14.3%
Fire protection	23,831	4.5%
Industrial water	18,752	3.5%
Other water	27,432	5.1%

Water	463,861	87.0%
Wastewater	48,907	9.2%
Other	13,525	2.5%

Regulated segment total	526,293	98.7%
Other	7,198	1.3%

Consolidated	$533,491	100.0%

Our utility customer base is diversified among residential, commercial, fire protection, industrial, other water, wastewater customers and certain operating contracts that are integral and closely associated with the utility operations. Residential customers make up the largest component of our utility customer base, with these customers representing 69% of our water revenues. Substantially all of our water customers are metered, which allows us to measure and bill for our customers’ water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during the late spring and summer in our northern U.S. service territories. In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and water use restrictions in the affected areas, which could reduce water consumption. See “Water Supplies, Water Facilities and Wastewater Facilities” for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our utility customer base reduces our exposure to extreme or unusual weather conditions in any one area of our service territory.
Our growth in revenues over the past three years is primarily a result of increases in our utility customer base and in water and wastewater rates. The majority of the increase in utility customer base is due to customers added through acquisitions. During the three-year period of 2000 through 2002, our utility customer base increased at an annual compound rate of 3.3%. The utility customer growth rate in 2003 was 23.8%, and reflects the additional customers obtained in the AquaSource acquisition on July 31, 2003. In 2004, the utility customer growth rate was 11.5% and reflects the additional customers added through the Heater and Florida Water Services acquisitions. In 2005, the utility customer growth rate was 3.5%. In 2006, the utility customer growth rate was 7.2%, including 44,792 customers associated with the New York Water Service Corporation acquisition which was completed on January 1, 2007. Overall, for the five-year period of 2002 through 2006, our utility customer base increased at an annual compound rate of 9.6% including the customers associated with the New York Water Service Corporation acquisition which was completed on January 1, 2007.

Acquisitions and Water Sale Agreements
With approximately 53,000 community water systems in the U.S. (84% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water and wastewater). The nation’s water systems range in size from large municipally-owned systems, such as the New York City water system that serves approximately 9 million people, to small systems, where a few customers share a common well. In the states where we operate, we believe there are approximately 22,000 public water systems of widely-varying size, with the majority of the population being served by government-owned water systems.
Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. According to the U.S Environmental Protection Agency’s (“EPA”) most recent survey of publicly-owned (government-owned) wastewater treatment facilities in 2000, there are approximately 16,000 such facilities in the nation serving approximately 72% of the U.S. population. The remaining population represents individual homeowners with their own treatment facilities; for example, community on-lot disposal systems and septic tank systems. The vast majority of wastewater facilities are government-owned rather than privately-owned. The EPA survey also indicated that there are approximately 6,800 wastewater facilities in operation or planned in the 13 states where we operate. In 2006 and 2005, we acquired six businesses providing on-site septic tank pumping and other wastewater-related services. These businesses presently serve customers in eastern Pennsylvania, New Jersey, Delaware, New York and Maryland, and accounted for $5,424,000 of our operating revenues for the year ended December 31, 2006.
Because of the fragmented nature of the water and wastewater utility industries, we believe that there are many potential water and wastewater system acquisition candidates throughout the United States. We believe the factors driving consolidation of these systems are:
•	the benefits of economies of scale;

•	increasingly stringent environmental regulations;

•	the need for capital investment; and

•	the need for technological and managerial expertise.
We are actively exploring opportunities to expand our utility operations through acquisitions or other growth ventures. During the five-year period ended December 31, 2006, we completed 131 acquisitions or other growth ventures, including the New York Water Service Corporation acquisition.
We believe that acquisitions will continue to be an important source of growth for us. We intend to continue to pursue acquisitions of municipally-owned and investor-owned water and wastewater systems that provide services in areas adjacent to our existing service territories or in new service areas. We engage in continuing activities with respect to potential acquisitions, including calling on prospective sellers, performing analyses and investigations of acquisition candidates, making preliminary acquisition proposals and negotiating the terms of potential acquisitions.
Water Supplies, Water Facilities and Wastewater Facilities
Our water utility operations obtain their water supplies from surface water sources such as reservoirs, lakes, ponds, rivers and streams, in addition to obtaining water from wells and purchasing water from other water suppliers. Less than 10% of our water sales are purchased from other suppliers. It is our policy to obtain and maintain the permits necessary to obtain the water we distribute. Our supplies by principal service area are as follows:
•	Pennsylvania — The principal supply of water is surface water from streams, rivers and reservoirs. Wells and interconnections with adjacent municipal authorities supplement these surface supplies. There are 11 surface water treatment plants.

•	Ohio — Water supply is obtained for customers in Lake County from Lake Erie. Customers in Mahoning County obtain their water from man-made lakes and the Ashtabula division is supplied by purchased water obtained through an interconnection with an adjacent water utility. Water supply is obtained for customers in Stark, Williams, Richland and Summit counties from wells. In Trumbull County, customers are served from surface water sources, including an interconnection from our Pennsylvania division.

•	North Carolina — Water supply in approximately 700 non-contiguous divisions is obtained principally from wells, with several divisions purchasing water from neighboring municipalities.

•	Illinois — Water supply is obtained for customers in Kankakee County from the Kankakee River and satellite wells, while customers in Vermilion County are supplied from Lake Vermilion and groundwater sources. In Will, Lee, Boone, Lake and Knox counties, our customers are served from wells. In some areas, water supply is supplemented with purchased water obtained through interconnections with adjacent water utilities.

•	Texas — Water supply in 295 non-contiguous water systems is obtained principally from wells, supplemented in some cases by purchased water from adjacent water systems.

•	Florida — Water supply in the majority of the 70 non-contiguous divisions is obtained principally from wells, supplemented in some cases by purchased water from adjacent water systems.

•	New Jersey — Water supply is obtained principally from wells and the supply is supplemented with purchased water obtained through interconnections with adjacent water systems.

•	New York — Water supply for five systems is obtained from wells.

•	Indiana — Water supply in three water systems is obtained principally from wells.

•	Virginia — Water supply in 127 non-contiguous divisions is obtained from wells, one division’s supply is from surface water, and four divisions supplement their supply with purchased water from a nearby water system.

•	Maine — Eleven non-contiguous water systems obtain their water supply as follows: six systems use groundwater, four systems use surface water and one system purchases water from a neighboring municipal district.
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
In 2006, portions of central and northern Texas experienced severe drought conditions. This necessitated the imposition of water use restrictions on approximately a dozen of our water systems in Texas, and at times required supplemental water to be trucked into a small number of systems in the Fort Worth area. In other parts of the state, dry weather increased water sales.
We believe that our wastewater treatment facilities are generally adequate to meet the present requirements of our customers. In addition, we own several sewer collection systems where the wastewater is treated at a municipally-owned facility. Capital funds are included in our capital plans to address inflow and infiltration in the collection systems, wet weather flows at our lift stations and treatment plants, and other conditions and requirements that can affect compliance. Changes in regulatory requirements may be reflected in revised permit limits and conditions when National Pollution Discharge Elimination System (“NPDES”) permits are renewed, typically on a five-year cycle. Capital improvements are planned and budgeted to meet anticipated changes in regulations and needs for increased capacity related to projected growth. The various state public utility commissions have generally recognized the operating and capital costs associated with these improvements in setting wastewater rates for current customers and capacity charges for new customers.
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
All of the states in which we acquired operations in 2004 and 2003 permit some form of consolidated rates in varying degrees, but none currently permits us to fully consolidate rate filings state-wide. Between August 2003 and December 2006, we have filed rate filings for over 121 operating divisions. Due to the length of time since the last rate increase for some acquired systems and the large amount of capital improvements relative to the number of customers in some smaller systems, the proposed rate increase in some of these systems may be substantial. While each of these rate filings will proceed through the applicable regulatory process, we can provide no assurance that the rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increases. Further, there remain 20 divisions within these acquired operations where we have not yet filed a rate request.
Six states in which we operate permit water utilities, and in two states wastewater utilities, to add a surcharge to their water or wastewater bills to offset the additional depreciation and capital costs associated with certain capital expenditures related to replacing and rehabilitating infrastructure systems. Prior to these surcharge mechanisms being approved, water and wastewater utilities absorbed all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues. The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag. The infrastructure rehabilitation surcharge mechanism is intended to substantially reduce regulatory lag, which often acted as a disincentive to water and wastewater utilities to rehabilitate their infrastructure. In addition, our subsidiaries in certain states use a surcharge or credit on their bill to reflect changes in certain costs, such as changes in state tax rates, other taxes and purchased water, until such time as the costs are incorporated into base rates.
Currently, Pennsylvania, Illinois, Ohio, New York, Indiana and Missouri allow for the use of infrastructure rehabilitation surcharges. These mechanisms typically adjust periodically based on additional qualified capital expenditures completed or anticipated in a future period. The infrastructure rehabilitation surcharge is capped at a percentage of base rates, generally at 5% to 9% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. Infrastructure rehabilitation surcharges provided revenues of $7,873,000 in 2006, $10,186,000 in 2005 and $7,817,000 in 2004.
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
In the states where our subsidiaries operate, it is possible that portions of our subsidiaries’ operations could be acquired by municipal governments by one or more of the following methods:
•	eminent domain;

•	the right of purchase given or reserved by a municipality or political subdivision when the original franchise was granted; and

•	the right of purchase given or reserved under the law of the state in which the subsidiary was incorporated or from which it received its permit.
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
In December 2004, as a result of the settlement of a condemnation action, our Ohio operating subsidiary sold its water utility assets within the municipal boundaries of the City of Geneva in Ashtabula County, Ohio for net proceeds of approximately $4,716,000, which was in excess of the book value for these assets. The sale resulted in the recognition in 2004 of a pre-tax gain on the sale of these assets, net of expenses, of $2,342,000. We continue to operate this water system for the City of Geneva under a multi-year operating contract that expires in December 2008. These water utility assets represented less than 1% of Aqua America’s total assets, and the total number of customers included in the water system sold represented less than 1% of our total customer base. The increase in earnings associated with reinvesting the sale’s proceeds and the operating income generated by the operating contract have offset the loss of this water system’s historic contribution to income.
The City of Fort Wayne, Indiana has authorized the acquisition, by eminent domain or otherwise, of a portion of the utility assets of one of the operating subsidiaries that we acquired in connection with the AquaSource acquisition in 2003. We have challenged whether the City is following the correct legal procedures in connection with the City’s attempted condemnation and we have challenged the City’s valuation of this portion of our system. The portion of the system under consideration represents approximately 1% of our total customer base. While we continue to discuss this matter with officials from the City of Fort Wayne, we continue to legally protect our interests in this proceeding.

A sanitary district in Illinois and a city in Texas have also indicated interest in the acquisition, by eminent domain or otherwise, of all or a portion of the utility assets of two of our operations. Together, the systems represent approximately 3,000 customers or less than 0.5% of our total customer base. We believe that our operating subsidiaries are entitled to fair market value for these assets.
Despite the sales and possible condemnations referred to above, our strategy continues to be to acquire additional water and wastewater systems, maintain our existing systems, and actively oppose efforts by municipal governments to acquire any of our operations, particularly for less than the fair market value of our operations or where the municipal government seeks to acquire more than it is entitled to under the applicable law or agreement.
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
Environmental compliance issues remain at various water and wastewater facilities associated with acquired systems, including facilities acquired in connection with the AquaSource acquisition completed in 2003, the Heater and Florida Water Service acquisitions completed in 2004 and the acquisitions of small utilities in Northeastern Pennsylvania over the past several years. We believe that the capital expenditures required to address these compliance issues have been budgeted in our capital program and represent less than 10% of our expected total capital expenditures over the next five years. We are parties to agreements with regulatory agencies in Texas, Florida, Indiana, Virginia and North Carolina under which we have committed to make certain improvements for environmental compliance. These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection to us from fines, penalties and other actions while corrective measures are being implemented. We are actively working directly with state environmental officials to implement or amend these agreements as necessary.
Safe Drinking Water Act — The Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act and its amendments set standards on the amount of certain microbial and chemical contaminants and radionuclides allowable in drinking water. Current requirements under the Safe Drinking Water Act are not expected to have a material impact on our operations or financial condition as we have made and are making investments to meet existing water quality standards. We may, in the future, be required to change our method of treating drinking water at certain sources of supply if additional regulations become effective.
The EPA’s issuance of a rule regulating radon in tap water has been postponed repeatedly since originally proposed in 1991. Limits for radon in tap water, if promulgated, would probably become effective 4 or 5 years after promulgation. The most likely scenario is that the rule might contain two standards and states would be encouraged to adopt Multi-Media Mitigation radon reduction programs to achieve cost-effective reductions in indoor air radon levels to qualify for the higher drinking water standard. Under this scenario, a small percentage of our wells, primarily in North Carolina, Pennsylvania and Virginia could require treatment, and the total cost of compliance could approximate $5,000,000 over a five year period. The likelihood of other scenarios developing in the near term is remote, and it is not possible at this time to estimate the costs of compliance.

The Safe Drinking Water Act provides for the regulation of radionuclides other than radon, such as radium and uranium. The Radionuclides Rule that became effective in 2003 left unchanged the existing standards for gross alpha and radium, but changed the monitoring protocol. The rule also added a maximum contaminant level for uranium. Under the new testing protocols, some of our smaller groundwater facilities have exceeded one or more of the radionuclide standards and require treatment by January 2008. Treatment processes have already been installed at 27 facilities, and approximately 17 additional facilities will require the installation of a treatment process, replacement or modification of a well, or other remedy. In most cases where remedies are yet to be implemented, other wells supplying the systems are in compliance, and the wells that exceed a maximum contaminant level have either been temporarily taken out of service or their use has been minimized. The future capital cost of compliance is expected to be less than $5,000,000. The impact of the rulemaking is not expected to have a material impact on our results of operations or financial condition.
In order to remove or inactivate microbial organisms, rules were issued by the EPA to improve disinfection and filtration of potable water and reduce consumers’ exposure to disinfectants and by-products of the disinfection process. In the future, we may be required to install filtration or other treatment, for one currently unfiltered surface water supply. The cost of this treatment, should it be required, is not expected to exceed $6,000,000. Certain small groundwater systems could be reclassified as being influenced by surface water. This may require additional treatment or the development of replacement sources of supply over time, the cost for which is not expected to exceed a total of $1,000,000. In addition, four systems in Florida and potentially eight systems in North Carolina have levels of disinfection by-products above the current maximum contaminant level requiring a compliance response which possibly will change the type of treatment. At least one-half of these systems purchase water from an adjacent supplier, and the resolution of the problem may depend upon supplier co-operation. Treatment modifications, if necessary, may require capital costs of approximately $1,500,000 over the next two years.
The EPA promulgated the Long Term 2 Enhanced Surface Water Treatment Rule and a Stage 2 Disinfection/Disinfection By-product Rule in January 2006. These rules will result in additional one-time special monitoring costs of approximately $600,000 over a four-year period from 2007 to 2011. Monitoring began for our larger systems in September 2006. The results of the monitoring might require modification of treatment, including capital improvements, in year 2008 and beyond. It is not possible at this time to reasonably project the potential impact on the capital budget, if any, from these rules, but the effect is not expected to have a material impact on our results of operations or financial condition.
A rule lowering the limit on arsenic was promulgated in 2001 by the EPA and became effective in January 2006, with a provision for further time extensions for small systems. One well system in Pennsylvania was equipped with a treatment system in 2004, and one small system in Maine was equipped with a treatment system in 2005. An existing treatment system has been replaced at one system in Ohio, and possibly two very small systems in Texas will be treated in 2007 or 2008. One system in North Carolina will require a treatment system at a back-up well that is currently unused. The cost of these remaining capital improvements to fully achieve compliance with this regulation is not expected to exceed $500,000.
Clean Water Act — The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams, and groundwater. It is our policy to obtain and maintain all required permits and approvals for the discharges from our water and wastewater facilities, and to comply with all conditions of those permits and other regulatory requirements. A program is in place to monitor facilities for compliance with permitting, monitoring and reporting for wastewater discharges. From time to time, discharge violations may occur which may result in fines. We are also parties to compliance agreements with regulatory agencies in several states where we operate while improvements are being made to address wastewater discharge compliance issues. These fines and penalties, if any, are not expected to have a material impact on our results of operations or financial condition. The required costs to comply with the agreements previously cited are included in our capital program, are not expected to be significant, and are expected to be recoverable in rates.

Recent changes in wastewater regulations in the state of Missouri will require improvements at certain of the 52 small wastewater systems we operate in that state. We presently estimate the cost of these improvements to be approximately $1,500,000 over the next three years.
Solid Waste Disposal — The handling and disposal of residuals and solid waste generated from water and wastewater treatment facilities is governed by federal and state laws and regulations. A program is in place to monitor our facilities for compliance with regulatory requirements, and we are not aware of any significant environmental remediation costs necessary from our handling and disposal of waste material from our water and wastewater operations. However, we do anticipate capital expenditures, that have been included within our five-year capital budget, related to the expansion and/or replacement of some of our current waste disposal facilities in Pennsylvania and Ohio, to support our large surface water treatment facilities in these states.
Dam Safety — Our subsidiaries own seventeen major dams that are subject to the requirements of the Federal and state regulations related to dam safety. All major dams undergo an annual engineering inspection. We believe that all seventeen dams are structurally sound and well-maintained.
We continue to study our dams to determine what improvements may be needed as a result of the adoption of revised formulas in Pennsylvania, by the Department of Environmental Protection, and in Ohio, by the Department of Natural Resources, for determining the magnitude of a probable maximum flood. Studies of our dams identified two dams in Pennsylvania and three dams in Ohio that require capital improvements, which have been included in our capital budget, of approximately $17,500,000 in the aggregate during the four year period 2007 to 2010. Construction began in 2005 on one of these dams in Ohio, and one dam upgrade in Pennsylvania began in 2006 with $1,800,000 of capital expenditures incurred to date. Design is underway for improvements to the other dams.
Safety Standards — Our facilities and operations may be subject to inspections by representatives of the Occupational Safety and Health Administration from time to time. We maintain safety policies and procedures to comply with the Occupational Safety and Health Administration’s rules and regulations, but violations may occur from time to time, which may result in fines and penalties, which are not expected to be material. We endeavor to correct such violations promptly after they are brought to our attention.
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

Employee Relations
As of December 31, 2006, we employed a total of 1,540 full-time employees. Our subsidiaries are parties to 11 agreements with labor unions covering 451 employees that expire at various times between August 2007 and December 2009. The employees in our New Jersey operation voted to be represented by a union. There are 33 employees in the bargaining unit in New Jersey and negotiations with that union have been on-going since mid-2005. The employees represented by this union continue to work under their existing terms of employment while negotiations continue with the union.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You may also obtain our SEC filings from the SEC’s Web site at www.sec.gov.
Our Internet Web site address is www.aquaamerica.com. We make available free of charge through our Web site’s “Investor Relations” page all of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information. These reports and information are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
Our Board of Directors has various committees including an audit committee, an executive compensation and employee benefits committee and a corporate governance committee. Each of these committees has a formal charter. We also have Corporate Governance Guidelines and a Code of Ethical Business Conduct. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge from our Web site, www.aquaamerica.com. The references to our Web site and the SEC’s Web site are intended to be inactive textual references only, and the contents of those Web sites are not incorporated by reference herein.
In addition, you may request a copy of the foregoing filings, charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, at no cost by writing or telephoning us at the following address or telephone number:
Investor Relations Department
Aqua America, Inc.
762 W. Lancaster Avenue
Bryn Mawr, PA 19010-3489
Telephone: 610-527-8000

Item 1A. Risk Factors
In addition to the other information included or incorporated by reference in this 10-K, the following factors should be considered in evaluating our business and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial position or results of operations. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we projected. There may be additional risks about which we do not presently know or that we currently believe are immaterial which could also impair our business or financial position.
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
Federal and state environmental laws and regulations impose substantial compliance requirements on our operations. Our operating costs could be significantly increased in order to comply with new or stricter regulatory standards imposed by federal and state environmental agencies.
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

Our business is impacted by weather conditions and is subject to seasonal fluctuations, which could adversely affect demand for our water service and our revenues.
Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature, rainfall levels and rainfall frequency. In the event that temperatures during the typically warmer months are cooler than normal, if there is more rainfall than normal, or rainfall is more frequent than normal, the demand for our water may decrease and adversely affect our revenues.
Drought conditions and government imposed water use restrictions may impact our ability to serve our current and future customers, and may impact our customers’ use of our water, which may adversely affect our financial condition and results of operations.
We depend on an adequate water supply to meet the present and future demands of our customers. Drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. An interruption in our water supply could have a material adverse effect on our financial condition and results of operations. Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water supplies are sufficient to serve our customers during these drought conditions, which may adversely affect our revenues and earnings.
An important element of our growth strategy is the acquisition of water and wastewater systems. Any future acquisitions we decide to undertake may involve risks.
An important element of our growth strategy is the acquisition and integration of water and wastewater systems in order to broaden our current, and move into new, service areas. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. It is our intent, when practical, to integrate any businesses we acquire with our existing operations. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources. Future acquisitions by us could result in:
•	dilutive issuances of our equity securities;

•	incurrence of debt and contingent liabilities;

•	failure to have effective internal control over financial reporting;

•	fluctuations in quarterly results; and

•	other acquisition-related expenses.
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
Our water supplies are subject to contamination, including contamination from naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as man-made organic chemicals, and possible terrorist attacks. In the event that a water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results and financial condition. The costs we incur to decontaminate a water source or an underground water system could be significant and could adversely affect our business, operating results and financial condition and may not be recoverable in rates. We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Our insurance policies may not be sufficient to cover the costs of these claims.
In addition to the potential pollution of our water supply as described above, in the wake of the September 11, 2001 terrorist attacks and the ensuing threats to the nation’s health and security, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant. Despite these tightened security measures, we may not be in a position to control the outcome of terrorist events should they occur.
Wastewater operations may entail significant risks.
Wastewater collection and treatment and septage pumping and hauling involve various risks associated with damage to the surrounding environment. If collection or treatment systems fail or do not operate properly, or if there is a septage spill, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing property or environmental damage. Liabilities resulting from such damage could materially and adversely affect the Company’s results of operations and financial condition.
Work stoppages and other labor relations matters could adversely affect our operating results.
Approximately 30% of our workforce are unionized under 11 labor contracts (or contracts under negotiation) with labor unions, which expire over several years. We believe our labor relations are good, but in light of rising costs for healthcare and pensions, contract negotiations in the future may be difficult. We are subject to a risk of work stoppages and other labor relations matters as we negotiate with the unions to address these issues, which could affect our results of operations and financial condition. We cannot assure you that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.
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
In August 2006, we entered into a forward stock agreement for 3,525,000 shares of common stock with a third party (the “forward purchaser”). In connection with the forward equity sale agreement, the forward purchaser borrowed 3,525,000 shares of common stock from stock lenders and sold the borrowed shares to the public to meet its obligations under the forward equity sale agreement. The forward purchaser has the right to require us to physically settle the forward sale agreement on a date specified by the forward purchaser in certain events, including (a) if the average of the closing bid and offer price or, if available, the closing sale price of our common stock is less than or equal to $10.00 per share on any trading day, (b) if our board of directors votes to approve, or there is a public announcement of, in either case, an action that, if consummated, would result in a merger or other takeover event of our company, (c) if we declare any cash dividend or distribution above a specified threshold, or any non-cash dividend or distribution (other than a dividend or distribution of shares of our common stock), in either case, on shares of our common stock and set a record date for payment for such dividend or distribution on or prior to the final settlement date, (d) if the forward purchaser is unable to continue to borrow a number of shares of our common stock equal to the number of shares underlying the forward sale agreement, (e) if the cost of borrowing the common stock has increased above a specified amount, (f) if a nationalization, delisting or change in law occurs, each as defined in the forward sale agreement or (g) in connection with certain events of default and termination events under the deemed master agreement governing such forward sale agreement. In the event that early settlement of the forward sale agreement occurs as a result of any of the foregoing events, we will be required to physically settle the forward sale agreement by delivering shares of our common stock and receiving applicable proceeds. The forward purchaser’s decision to exercise its right to require us to settle the forward sale agreement will be made irrespective of our need for capital. In the event that we elect, or are required, to settle the forward sale agreement with shares of our common stock, delivery of such shares would likely result in dilution to our earnings per share and return on equity.
In addition, upon certain events of bankruptcy, insolvency or reorganization relating to us, the forward sale agreement will terminate without further liability of either party. Following any such termination, we would not issue any shares, and we would not receive any proceeds pursuant to the forward sale agreement.
Except under the circumstances described above, we have the right to elect physical, cash or net stock settlement under the forward sale agreement. If we elect cash or net stock settlement, we would expect the forward purchaser to purchase in the open market the applicable number of shares necessary, based upon the portion of the forward sale agreement that we have elected to so settle, to return to stock lenders the shares of our common stock that the forward purchaser has borrowed in connection with the sale of our common stock under the prospectus supplement and, if applicable in connection with net stock settlement, to deliver shares to us. If the market value of our common stock at the time of these purchases is above the forward price at that time, we would pay, or deliver, as the case may be, to the forward purchaser under the forward sale agreement an amount of cash, or common stock with a value, equal to this difference. Any such difference could be significant. If the market value of our common stock at the time of these purchases is below the forward price at that time, we would be paid this difference in cash by, or we would receive the value of this difference in common stock from, the forward purchaser under the forward sale agreement, as the case may be.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our properties consist of transmission and distribution mains and conduits, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, supply lines, dams, reservoirs, buildings, vehicles, land, easements, rights and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage and distribution of water and the collection and treatment of wastewater. Substantially all of our properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of mortgage or indentures. These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries. For certain properties that we acquired through the exercise of the power of eminent domain and certain other properties we purchased, we hold title for water supply purposes only. We own, operate and maintain several thousand miles of transmission and distribution mains, surface water treatment plants, and many well treatment stations and wastewater treatment plants. Some properties are leased under long-term leases. The following table indicates our net property, plant and equipment, in thousands of dollars, as of December 31, 2006 in the principal states where we operate:

Net Property,
Plant and
Equipment
Pennsylvania	$1,447,590
Illinois	191,385
Ohio	190,347
North Carolina	164,463
Texas	159,685
New Jersey	132,331
Indiana	104,586
Florida	66,498
Virginia	42,678
Maine	40,970
Inter-company eliminations and other states	(34,538)

$2,505,995

We believe that our properties are generally maintained in good condition and in accordance with current standards of good waterworks industry practice. We believe that the facilities used in the operation of our business are in good condition in terms of suitability, adequacy and utilization.
Our corporate offices are leased from our subsidiary, Aqua Pennsylvania, Inc., and are located in Bryn Mawr, Pennsylvania.
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
In May 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality to increase rates over a multi-year period. In accordance with authorization from the Texas Commission on Environmental Quality, our subsidiaries commenced billing for the requested rates and deferred recognition of certain expenses for financial statement purposes. Several customers and municipalities have joined the proceeding and challenged the requested rate structure, including our request to regionalize rates, and the amount of our requested rate increase. In the event our request is denied completely or in part, we could be required to refund some or all of the revenue billed to-date, and write-off some or all of the regulatory asset for the expense deferral. For more information, see the description under the section captioned “Management’s Discussion and Analysis” and refer to the footnote titled “Water and Wastewater Rates” in the “Notes to Consolidated Financial Statements” from the portions of our 2006 Annual Report to Shareholders filed as Exhibit 13.1 to this 10-K.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2006.
PART II
Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange and the Philadelphia Stock Exchange under the ticker symbol WTR. As of February 9, 2007, there were approximately 28,344 holders of record of our common stock.
The following table shows the high and low intraday sales prices for our common stock as reported on the New York Stock Exchange composite transactions reporting system and the cash dividends paid per share for the periods indicated (all per share data as presented has been adjusted for the 2005 4-for-3 common stock split effected in the form of a stock distribution):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2006
Dividend paid per common share	$0.1069	$0.1069	0.115	0.115	$0.4438
Dividend declared per common share	0.1069	0.1069	0.230	—	0.4438
Price range of common stock
- high	29.79	27.82	23.93	24.94	29.79
- low	26.50	20.13	21.13	21.54	20.13
2005
Dividend paid per common share	$0.0975	$0.0975	$0.0975	$0.1069	$0.3994
Dividend declared per common share	0.0975	0.0975	0.2044	—	0.3994
Price range of common stock
- high	19.37	23.24	29.15	29.22	29.22
- low	17.49	18.03	21.61	22.88	17.49
We have paid common dividends consecutively for 62 years. Effective September 1, 2006, our Board of Directors authorized an increase of 7.6% in the dividend rate over the amount Aqua America, Inc. paid in the previous quarter. As a result of this authorization, beginning with the dividend payment in September 2006, the annualized dividend rate increased to $0.46 per share. This is the 16th dividend increase in the past 15 years and the eighth consecutive year that we have increased our dividend in excess of five percent. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant. During the past five years, our common dividends paid have averaged 57.8% of net income.
In August 2005, our Board of Directors declared a 4-for-3 common stock split effected in the form of a 33 1/3 % stock distribution for all common shares outstanding, to shareholders of record on November 17, 2005. The new shares were distributed on December 1, 2005. All share and per share data for all periods presented have been restated to give effect to the stock split. At the time, this was the 6th stock split within the past nine years.

The following table summarizes the Company’s purchases of its common stock for the quarter ending December 31, 2006:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)
October 1-31, 2006	919	$22.08	—	548,278
November 1-30, 2006	4,390	$23.33	—	548,278
December 1-31, 2006	1,877	$22.88	—	548,278

Total	7,186	$23.05	—	548,278

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
Item 6. Selected Financial Data
The information appearing in the section captioned “Summary of Selected Financial Data” from the portions of our 2006 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information appearing in the section captioned “Management’s Discussion and Analysis” from the portions of our 2006 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed-rate, long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates and short-term debt, which is at floating interest rates. As of December 31, 2006, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for fixed-rate, long-term debt are as follows:

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value
Long-term debt (fixed rate)	$31,155	$23,961	$7,004	$54,192	$26,998	$839,505	$982,815	$986,487
Weighted average interest rate	5.10%	6.63%	4.81%	6.43%	6.42%	5.65%	5.72%
From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the “available-for-sale” marketable equity securities. As of December 31, 2006, our carrying value of certain investments was $499, which reflects the market value of such investments and is in excess of our original cost. As of December 31, 2005, we owned no marketable equity securities.
Item 8. Financial Statements and Supplementary Data
Information appearing under the captions “Consolidated Statements of Income and Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Capitalization,” “Consolidated Statements of Common Stockholders’ Equity” and “Notes to Consolidated Financial Statements” from the portions of our 2006 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein. Also, the information appearing in the sections captioned “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” from the portions of our 2006 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures — Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Management’s Report on Internal Control Over Financial Reporting — The information appearing in the section captioned “Management’s Report on Internal Control Over Financial Reporting” from the portions of our 2006 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

(c) Changes in Internal Control Over Financial Reporting — No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We make available free of charge within the “Investor Relations / Corporate Governance” section of our Internet Web site, at www.aquaamerica.com, and in print to any shareholder who requests, our Corporate Governance Guidelines, the Charters of each Committee of our Board of Directors, and our Code of Ethical Business Conduct. Requests for copies may be directed to Investor Relations Department, Aqua America, Inc., 762 W. Lancaster Avenue, Bryn Mawr, PA 19010-3489. Amendments to the Code, and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on the Company’s Web site. The information contained on our Web site is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
Directors of the Registrant, Audit Committee, Audit Committee Financial Expert and Filings under Section 16(a)
The information appearing in the sections captioned “Information Regarding Nominees and Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement relating to our May 24, 2007, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by reference.

Executive Officers of the Registrant
The following table and the notes thereto set forth information with respect to our executive officers, including their names, ages, positions with Aqua America, Inc. and business experience during the last five years:

		Position with
Name	Age	Aqua America, Inc. (1)
Nicholas DeBenedictis	61	Chairman, President and Chief Executive Officer (May 1993 to present); President and Chief Executive Officer (July 1992 to May 1993); Chairman and Chief Executive Officer, Aqua Pennsylvania, Inc. (July 1992 to present); President, Philadelphia Suburban Water Company (February 1995 to January 1999) (2)

Roy H. Stahl	54	Executive Vice President and General Counsel (May 2000 to present); Secretary (June 2001 to present); Senior Vice President and General Counsel (April 1991 to May 2000) (3)

David P. Smeltzer	48	Senior Vice President — Finance and Chief Financial Officer (December 1999 to present); Vice President — Finance and Chief Financial Officer (May 1999 to December 1999); Vice President — Rates and Regulatory Relations, Philadelphia Suburban Water Company (March 1991 to May 1999) (4)

Richard R. Riegler	60	Vice President — Engineering and Environmental Affairs (May 2006 to present); Senior Vice President - Engineering and Environmental Affairs (January 1999 to May 2006) (5)

Karl M. Kyriss	56	President — Aqua Pennsylvania (March 2003 to present) and President, Mid-Atlantic Operations (May 2005 to present) (6)

Robert G. Liptak, Jr.	59	President, Northern Operations (March 1999 to present); President, Consumers Pennsylvania Water Company (1980 to March 1999) (7)

Robert A. Rubin	44	Vice President, Controller and Chief Accounting Officer (May 2005 to present); Controller and Chief Accounting Officer (March 2004 to May 2005); Controller (March 1999 to March 2004) (8)
(1)	In addition to the capacities indicated, the individuals named in the above table hold other offices or directorships with subsidiaries of the Registrant. Officers serve at the discretion of the Board of Directors.

(2)	Mr. DeBenedictis was Secretary of the Pennsylvania Department of Environmental Resources from 1983 to 1986. From December 1986 to April 1989, he was President of the Greater Philadelphia Chamber of Commerce. Mr. DeBenedictis was Senior Vice President for Corporate and Public Affairs of Philadelphia Electric Company from April 1989 to June 1992.

(3)	From January 1984 to August 1985, Mr. Stahl was Corporate Counsel, from August 1985 to May 1988 he was Vice President — Administration and Corporate Counsel of Aqua America, Inc., and from May 1988 to April 1991 he was Vice President and General Counsel of Aqua America, Inc..

(4)	Mr. Smeltzer was Vice President — Controller of Philadelphia Suburban Water Company from March, 1986 to March 1991.

(5)	Mr. Riegler was Senior Vice President — Operations, Philadelphia Suburban Water Company (April 1989 to January 1999), and from 1982 to 1984 he was Chief Engineer of Philadelphia Suburban Water Company. He then served as Vice President and Chief Engineer from 1984 to 1986 and Vice President of Operations from 1986 to 1989.

(6)	Mr. Kyriss was Vice President — Northeast Region of American Water Works Services Company from 1997 to 2003.

(7)	Mr. Liptak was President of Consumers Pennsylvania Water Company from 1980 to March 1999.

(8)	Mr. Rubin was Accounting Manager with Aqua America, Inc. from June 1989 to June 1994. He then served from June 1994 to March 1999 as Assistant Controller of Philadelphia Suburban Water Company.
Item 11. Executive Compensation
The information appearing in the sections captioned “Executive Compensation” of the Proxy Statement relating to our May 24, 2007, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership of Common Stock — The information appearing in the section captioned “Ownership of Common Stock” of the Proxy Statement relating to our May 24, 2007, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by reference.
Securities Authorized for Issuance under Equity Compensation Plans — The following table provides information for our equity compensation plan as of December 31, 2006:
Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans
	warrants and rights	warrants and rights	(excluding securities
Plan Category	(a)	(b)	reflected in column (a))
Equity compensation plans approved by security holders	3,364,778	$16.72	3,521,136
Equity compensation plans not approved by security holders	0	0	0
Total	3,364,778	$16.72	3,521,136
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information appearing in the sections captioned “Corporate Governance — Director Independence” and “ — Policies and Procedures of Related Person Transactions” of the Proxy Statement relating to our May 24, 2007, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information appearing in the section captioned “Independent Registered Public Accounting Firm — Services and Fees” of the Proxy Statement relating to our May 24, 2007, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements. The following is a list of our consolidated financial statements and supplementary data incorporated by reference in Item 8 hereof:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2006 and 2005
Consolidated Statements of Income and Comprehensive Income — 2006, 2005 and 2004
Consolidated Statements of Cash Flows — 2006, 2005 and 2004
Consolidated Statements of Capitalization — December 31, 2006 and 2005
Consolidated Statements of Common Stockholders’ Equity — December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Financial Statement Schedules. All schedules to our consolidated financial statements are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.
Exhibits, Including Those Incorporated by Reference. A list of exhibits filed as part of this Form 10-K is set forth in the Exhibit Index hereto which is incorporated herein by reference. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA AMERICA, INC.

By	NICHOLAS DEBENEDICTIS

Nicholas DeBenedictis
Chairman, President and Chief Executive Officer
Date: February 27, 2007
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy H. Stahl, Executive Vice President and General Counsel, and David P. Smeltzer, Senior Vice President — Finance and Chief Financial Officer, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign this Report filed herewith and any or all amendments to said Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NICHOLAS DEBENEDICTIS	DAVID P. SMELTZER

Nicholas DeBenedictis	David P. Smeltzer
Chairman, President, Chief Executive Officer	Senior Vice President — Finance and
and Director (Principal Executive Officer)	Chief Financial Officer (Principal
Financial Officer)

ROBERT A. RUBIN	MARY C. CARROLL

Robert A. Rubin	Mary C. Carroll
Vice President, Controller and	Director
Chief Accounting Officer (Principal
Accounting Officer)

RICHARD H. GLANTON	LON R. GREENBERG

Richard H. Glanton	Lon R. Greenberg
Director	Director

WILLIAM P. HANKOWSKY	DR. CONSTANTINE PAPADAKIS

William P. Hankowsky	Dr. Constantine Papadakis
Director	Director

ELLEN T. RUFF	RICHARD L. SMOOT

Ellen T. Ruff	Richard L. Smoot
Director	Director

ANDREW J. SORDONI III Andrew J. Sordoni III
Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation (as of December 9, 2004) (20) (Exhibit 3.1)
3.2	By-Laws, as amended (9) (Exhibit 3.2)
3.3	Amendment to Section 3.03 and addition of Section 3.17 to Bylaws (11) (Exhibits 1 and 2)
3.4	Amendment to Section 3.03 of the Bylaws (13) (Exhibit 3.8)
3.5	Amendments to Sections 2.01(a), 2.02 and 3.08(b) of the Bylaws (14) (Exhibit 3.10)
4.1	Indenture of Mortgage dated as of January 1, 1941 between Philadelphia Suburban Water Company and The Pennsylvania Company for Insurance on Lives and Granting Annuities(now First Pennsylvania Bank, N.A.), as Trustee, with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 (2) (Exhibits 4.1 through 4.16)
4.2	Agreement to furnish copies of other long-term debt instruments (1) (Exhibit 4.7)
4.3	Twenty-fourth Supplemental Indenture dated as of June 1, 1988 (3) (Exhibit 4.5)
4.4	Twenty-fifth Supplemental Indenture dated as of January 1, 1990 (4) (Exhibit 4.6)
4.5	Twenty-sixth Supplemental Indenture dated as of November 1, 1991 (5) (Exhibit 4.12)
4.6	Twenty-eighth Supplemental Indenture dated as of April 1, 1993 (6) (Exhibit 4.15)
4.7	Twenty-ninth Supplemental Indenture dated as of March 30, 1995 (7) (Exhibit 4.17)
4.8	Thirtieth Supplemental Indenture dated as of August 15, 1995 (8) (Exhibit 4.18)
4.9	Thirty-first Supplemental Indenture dated as of July 1, 1997 (10) (Exhibit 4.22)
4.10	First Amended and Restated Rights Agreement, dated as of February 20, 2004 between Aqua America, Inc. and Equiserve Trust Company, N.A., as Rights Agent. (22) (Exhibit 4.10)
4.11	Thirty-second Supplement Indenture, dated as of October 1, 1999 (12) (Exhibit 4.26)
4.12	Thirty-third Supplemental Indenture, dated as of November 15, 1999. (13) (Exhibit 4.27)
4.13	Revolving Credit Agreement between Philadelphia Suburban Water Company and PNC Bank National Association, First Union National Bank, N.A., Mellon Bank, N.A. dated as of December 22, 1999 (13) (Exhibit 4.27)
4.14	First Amendment to Revolving Credit Agreement dated as of November 28, 2000, between Philadelphia Suburban Water Company and PNC Bank, National Association, First Union National Bank, N.A., Mellon Bank, N.A. dated as of December 22, 1999 (14) (Exhibit 4.19)
4.15	Second Amendment to Revolving Credit Agreement dated as of December 18, 2001, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, First Union National Bank, N.A., Fleet National Bank dated as of December 22, 1999 (15) (Exhibit 4.20)

EXHIBIT INDEX

Exhibit No.	Description
4.16	Thirty-fourth Supplemental Indenture, dated as of October 15, 2001. (15) (Exhibit 4.21)
4.17	Thirty-fifth Supplemental Indenture, dated as of January 1, 2002. (15) (Exhibit 4.22)
4.18	Thirty-sixth Supplemental Indenture, dated as of June 1, 2002. (17) (Exhibit 4.23)
4.19	Thirty-seventh Supplemental Indenture, dated as of December 15, 2002. (18) (Exhibit 4.23)
4.20	Credit Agreement dated as of October 25, 2002, between Philadelphia Suburban Corporation and PNC Bank, National Association. (18) (Exhibit 4.24)
4.21	Third Amendment to Revolving Credit Agreement dated as of December 16, 2002, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank dated as of December 22, 1999. (18) (Exhibit 4.25)
4.22	Fourth Amendment to Revolving Credit Agreement dated as of December 24, 2002, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank, National City Bank dated as of December 22, 1999. (18) (Exhibit 4.26)
4.23	Note Purchase Agreement among the note purchasers and Philadelphia Suburban Corporation, dated July 31, 2003 (19) (Exhibit 4.27)
4.24	Credit Agreement dated as of July 31, 2003, between Philadelphia Suburban Corporation and PNC Bank, National Association (19) (Exhibit 4.28)
4.25	Fifth Amendment to Revolving Credit Agreement dated as of December 14, 2003, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank, National City Bank dated as of December 22, 1999. (22) (Exhibit 4.25)
4.26	Credit Agreement dated as of May 28, 2004, between Aqua America, Inc. and PNC Bank, National Association (21) (Exhibit 4.26)
4.27	Sixth Amendment to Revolving Credit Agreement dated as of December 12, 2004 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank, National City Bank dated as of December 22, 1999. (25) (Exhibit 4.27)
4.28	Thirty-eighth Supplemental Indenture, dated as of November 15, 2004. (25) (Exhibit 4.28)
4.29	Thirty-ninth Supplemental Indenture, dated as of May 1, 2005. (24) (Exhibit 4.29)
4.30	Seventh Amendment to Revolving Credit Agreement dated as of December 6, 2005 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Bank of America, N.A. (formerly Fleet National Bank), National City Bank dated as of December 22, 1999. (16) (Exhibit 4.30)
4.31	Fortieth Supplemental Indenture, dated as of December 15, 2005. (16) (Exhibit 4.31)
4.32	Eighth Amendment to Revolving Credit Agreement dated as of December 1, 2006 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Bank of America, N.A. (formerly Fleet National Bank), National City Bank dated as of December 22, 1999.
10.1	Excess Benefit Plan for Salaried Employees, effective December 1, 1989* (4) (Exhibit 10.4)
10.2	Supplemental Executive Retirement Plan, effective December 1, 1989* (4) (Exhibit 10.5)

EXHIBIT INDEX

Exhibit No.	Description
10.3	Supplemental Executive Retirement Plan, effective March 15, 1992* (1) (Exhibit 10.6)
10.4	Employment letter agreement with Mr. Nicholas DeBenedictis, dated May 20, 1992* (1) (Exhibit 10.8)
10.5	1994 Equity Compensation Plan, as amended by Amendment effective August 5, 2003* (22) (Exhibit 10.5)
10.6	Placement Agency Agreement between Philadelphia Suburban Water Company and PaineWebber Incorporated dated as of March 30, 1995 (7) (Exhibit 10.12)
10.7	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Philadelphia Suburban Water Company and Legg Mason Wood Walker, Incorporated dated August 24, 1995 (8) (Exhibit 10.13)
10.8	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Philadelphia Suburban Water Company dated as of August 15, 1995 (8) (Exhibit 10.14)
10.9	Philadelphia Suburban Corporation Amended and Restated Executive Deferral Plan* (22) (Exhibit 10.9)
10.10	Philadelphia Suburban Corporation Deferred Compensation Plan Master Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996* (9) (Exhibit 10.24)
10.11	First Amendment to Supplemental Executive Retirement Plan* (9) (Exhibit 10.25)
10.12	Placement Agency Agreement between Philadelphia Suburban Water Company and A.G. Edwards and Sons, Inc., Janney Montgomery Scott Inc., HSBC Securities, Inc., and PaineWebber Incorporated (10) (Exhibit 10.26)
10.13	The Director Deferral Plan* (22) (Exhibit 10.13)
10.14	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Philadelphia Suburban Water Company and Commerce Capital Markets dated September 29, 1999 (12) (Exhibit 10.37)
10.15	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Philadelphia Suburban Water Company dated as of October 1, 1999 (12) (Exhibit 10.38)
10.16	Placement Agency Agreement between Philadelphia Suburban Water Company and Merrill Lynch & Co., PaineWebber Incorporated, A.G. Edwards & Sons, Inc., First Union Securities, Inc., PNC Capital Markets, Inc. and Janney Montgomery Scott, Inc., dated as of November 15, 1999 (13) (Exhibit 10.41)
10.17	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Philadelphia Suburban Water Company and The GMS Group, L.L.C., dated October 23, 2001 (15) (Exhibit 10.35)
10.18	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Philadelphia Suburban Water Company dated as of October 15, 2001 (15) (Exhibit 10.36)
10.19	Agreement among Philadelphia Suburban Corporation, Philadelphia Suburban Water Company and Nicholas DeBenedictis, dated August 7, 2001* (15) (Exhibit 10.37)

EXHIBIT INDEX

Exhibit No.	Description
10.20	Agreement among Philadelphia Suburban Corporation, Philadelphia Suburban Water Company and Roy H. Stahl, dated August 7, 2001* (15) (Exhibit 10.38)
10.21	Agreement among Philadelphia Suburban Corporation, Philadelphia Suburban Water Company and Richard R. Riegler, dated August 7, 2001* (15) (Exhibit 10.39)
10.22	Agreement among Philadelphia Suburban Corporation, Philadelphia Suburban Water Company and David P. Smeltzer, dated August 7, 2001* (15) (Exhibit 10.40)
10.23	Agreement among Philadelphia Suburban Corporation, Philadelphia Suburban Water Company and Richard D. Hugus, dated August 7, 2001* (22) (Exhibit 10.23)
10.24	2007 Annual Cash Incentive Compensation Plan*
10.25	Bond Purchase Agreement among the Bucks County Industrial Development Authority, Pennsylvania Suburban Water Company and Janney Montgomery Scott LLC, dated May 21, 2002 (17) (Exhibit 10.42)
10.26	Construction and Financing Agreement between the Bucks County Industrial Development Authority and Pennsylvania Suburban Water Company dated as of June 1, 2002 (17) (Exhibit 10.43)
10.27	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Pennsylvania Suburban Water Company, and The GMS Group, L.L.C., dated December 19, 2002 (18) (Exhibit 10.44)
10.28	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Pennsylvania Suburban Water Company dated as of December 15, 2002 (18) (Exhibit 10.45)
10.29	Aqua America, Inc. 2004 Equity Compensation Plan as amended by Amendment effective February 22, 2007*
10.30	2006 Annual Cash Incentive Compensation Plan* (16) (Exhibit 10.30)
10.31	Bond Purchase Agreement among the Northumberland County Industrial Development Authority, Aqua Pennsylvania, Inc., and Sovereign Securities Corporation, LLC, dated November 16, 2004. (25) (Exhibit 10.31)
10.32	Aqua America, Inc. 2004 Equity Compensation Plan* (23)
10.33	2005 Executive Deferral Plan* (25) (Exhibit 10.33)
10.34	2005 Director Deferral Plan* (25) (Exhibit 10.34)
10.35	Non-Employee Directors’ Compensation for 2006* (26) (Exhibit 10.1)
10.36	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated May 10, 2005. (24) (Exhibit 10.36)
10.37	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2005. (16) (Exhibit 10.37)
10.38	Aqua America, Inc. Dividend Reinvestment and Direct Stock Purchase Plan* (29)
10.39	Aqua America, Inc. Amended and Restated Employee Stock Purchase Plan* (16) (Exhibit 10.39)
10.40	Form of Stock Option Agreement* (16) (Exhibit 10.40)

EXHIBIT INDEX

Exhibit No.	Description
10.41	Acceleration of Payout of 2004 and 2005 Dividend Equivalent Awards; Grants of 2006 Dividend Equivalent Awards; Performance Criteria for Acceleration of Payout of Dividend Equivalent Awards* (28) (Exhibit 10.2)
10.42	Vesting of Restricted Stock Granted in 2005; Grants of Restricted Stock* (28) (Exhibit 10.3)
10.43	2006 Salaries; Annual Incentive Compensation Earned in 2005* (28) (Exhibit 10.1)
10.44	Non-Employee Directors’ Compensation for 2007*
13.1	Selected portions of Annual Report to Shareholders for the year ended December 31, 2006 incorporated by reference in Annual Report on Form 10-K for the year ended December 31, 2006.
21.1	Subsidiaries of Aqua America, Inc.
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

Notes -
Documents Incorporated by Reference
(1)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1992.

(2)	Indenture of Mortgage dated as of January 1, 1941 with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 were filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1983.

(3)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1988.

(4)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1989.

(5)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1991.

(6)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.

(7)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(8)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(9)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996.

(10)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(11)	Filed as an Exhibit to Form 8-K filed August 7, 1997.

(12)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(13)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

(14)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(15)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2001.

(16)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2005.

(17)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(18)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2002.

(19)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(20)	Filed as an Exhibit to Form 8-K filed December 9, 2004.

(21)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(22)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2003.

(23)	Filed as Appendix C to definitive Proxy Statement dated April 2, 2004.

(24)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(25)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2004.

(26)	Filed as an Exhibit to Form 8-K filed December 12, 2005.

(27)	Filed as an Exhibit to Form 8-K filed March 7, 2005.

(28)	Filed as an Exhibit to Form 8-K filed March 13, 2006.

(29)	Filed as a Registration Statement on Form S-3 on February 18, 2005.
*Indicates management contract or compensatory plan or arrangement.