Form 10-Q
period 2007-03-31
AQUA AMERICA INC
filed 2007-05-08
CIK 78128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
Registrant’s telephone number, including area code: (610)527-8000

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
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 23, 2007.
132,593,971.

AQUA AMERICA, INC. AND SUBSIDIARIES

Part 1 – Financial Information
Item 1. Financial Statement
AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	March 31,	December 31,
	2007	2006
Assets
Property, plant and equipment, at cost	$3,307,288	$3,185,111
Less: accumulated depreciation	725,542	679,116

Net property, plant and equipment	2,581,746	2,505,995

Current assets:
Cash and cash equivalents	15,102	44,039
Accounts receivable and unbilled revenues, net	73,660	72,149
Materials and supplies	8,581	8,359
Prepayments and other current assets	10,864	10,153

Total current assets	108,207	134,700

Regulatory assets	182,584	165,063
Deferred charges and other assets, net	39,819	38,075
Funds restricted for construction activity	59,708	11,490
Goodwill	33,453	22,580

	$3,005,517	$2,877,903

Liabilities and Stockholders’ Equity
Common stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 133,261,172 and 133,017,325 in 2007 and 2006	$66,630	$66,509
Capital in excess of par value	553,518	548,806
Retained earnings	320,751	319,113
Treasury stock, 689,440 and 691,746 shares in 2007 and 2006	(12,934)	(12,992)
Accumulated other comprehensive income	199	194

Total common stockholders’ equity	928,164	921,630

Minority interest	1,862	1,814
Long-term debt, excluding current portion	1,048,614	951,660
Commitments and contingencies	—	—

Current liabilities:
Current portion of long-term debt	41,167	31,155
Loans payable	112,654	119,150
Accounts payable	28,875	49,406
Accrued interest	14,594	14,050
Accrued taxes	22,066	19,350
Other accrued liabilities	18,899	22,500

Total current liabilities	238,255	255,611

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	287,703	273,199
Customers’ advances for construction	78,079	76,820
Regulatory liabilities	12,078	11,592
Other	83,541	64,879

Total deferred credits and other liabilities	461,401	426,490

Contributions in aid of construction	327,221	320,698

	$3,005,517	$2,877,903

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
Operating revenues	$137,301	$117,949

Costs and expenses:
Operations and maintenance	60,295	51,316
Depreciation	20,136	16,830
Amortization	1,209	1,114
Taxes other than income taxes	11,916	8,067

	93,556	77,327

Operating income	43,745	40,622

Other expense (income):
Interest expense, net	16,549	14,172
Allowance for funds used during construction	(721)	(918)
Gain on sale of other assets	(69)	(267)

Income before income taxes	27,986	27,635
Provision for income taxes	11,128	11,071

Net income	$16,858	$16,564

Net income	$16,858	$16,564
Other comprehensive income, net of tax:
Unrealized holding gain on investments	5	—

Comprehensive income	$16,863	$16,564

Net income per common share:
Basic	$0.13	$0.13

Diluted	$0.13	$0.13

Average common shares outstanding during the period:
Basic	132,353	129,181

Diluted	133,243	130,893

Cash dividends declared per common share	$0.1150	$0.1069

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	March 31,	December 31,
	2007	2006
Common stockholders’ equity:
Common stock, $.50 par value	$66,630	$66,509
Capital in excess of par value	553,518	548,806
Retained earnings	320,751	319,113
Treasury stock	(12,934)	(12,992)
Accumulated other comprehensive income	199	194

Total common stockholders’ equity	928,164	921,630

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range
0.00% to 2.49%	30,026	25,740
2.50% to 2.99%	25,874	25,272
3.00% to 3.49%	17,155	17,220
3.50% to 3.99%	6,003	6,073
4.00% to 4.99%	30,645	30,645
5.00% to 5.49%	324,604	262,496
5.50% to 5.99%	86,500	79,000
6.00% to 6.49%	97,730	94,360
6.50% to 6.99%	22,000	22,000
7.00% to 7.49%	13,135	13,288
7.50% to 7.99%	24,717	24,778
8.00% to 8.49%	26,231	26,288
8.50% to 8.99%	9,000	9,000
9.00% to 9.49%	46,101	46,101
9.50% to 9.99%	38,244	38,738
10.00% to 10.50%	6,000	6,000

	803,965	726,999
Unsecured notes payable, 4.87%, maturing in various installments 2010 through 2023	135,000	135,000
Unsecured notes payable, 5.95%, due in 2023 through 2034	40,000	40,000
Unsecured notes payable, 5.64%, due in 2014 through 2021	20,000	20,000
Unsecured notes payable, 5.54%, due in 2013 through 2018	30,000	30,000
Unsecured notes payable, 5.01%, due 2015	18,000	18,000
Unsecured notes payable, 5.20%, due 2020	12,000	12,000
Unsecured notes payable, 5.63%, due 2022	15,000	—
Unsecured notes payable, 5.85%, due 2037	15,000	—
Notes payable, 6.05%, maturing in 2007 and 2008	816	816

	1,089,781	982,815
Current portion of long-term debt	41,167	31,155

Long-term debt, excluding current portion	1,048,614	951,660

Total capitalization	$1,976,778	$1,873,290

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY
(In thousands of dollars)
(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	excess of	Retained	Treasury	Comprehensive
	Stock	par value	earnings	Stock	Income	Total
Balance at December 31, 2006	$66,509	$548,806	$319,113	$(12,992)	$194	$921,630
Net income	—	—	16,858	—	—	16,858
Other comprehensive income:
unrealized holding gain on investments, net of income tax of $2	—	—	—	—	5	5
Dividends paid	—	—	(15,220)	—	—	(15,220)
Sale of stock (114,191 shares)	53	2,310	—	161	—	2,524
Repurchase of stock (4,445 shares)	—	—	—	(103)	—	(103)
Equity Compensation Plan (43,000 shares)	22	(22)	—	—	—	—
Exercise of stock options (93,407 shares)	46	1,036	—	—	—	1,082
Stock-based compensation	—	1,116	—	—	—	1,116
Employee stock plan tax benefits	—	272	—	—	—	272

Balance at March 31, 2007	$66,630	$553,518	$320,751	$(12,934)	$199	$928,164

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$16,858	$16,564
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21,345	17,944
Deferred income taxes	2,412	2,026
Gain on sale of other assets	(69)	(267)
Stock-based compensation	963	662
Net decrease in receivables, inventory and prepayments	2,214	3,321
Net increase (decrease) in payables, accrued interest, accrued taxes and other accrued liabilities	918	(28,229)
Other	2,981	1,088

Net cash flows from operating activities	47,622	13,109

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $721 and $918	(60,701)	(46,888)
Acquisitions of utility systems and other, net	(27,843)	(2,506)
Proceeds from the sale of other assets	721	267
Additions to funds restricted for construction activity	(49,172)	(972)
Release of funds previously restricted for construction activity	2,631	7,075
Other	2	(372)

Net cash flows used in investing activities	(134,362)	(43,396)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	2,511	2,167
Repayments of customers’ advances	(1,089)	(747)
Net proceeds (repayments) of short-term debt	(6,496)	28,645
Proceeds from long-term debt	84,240	41,624
Repayments of long-term debt	(1,696)	(3,718)
Change in cash overdraft position	(8,150)	7,329
Proceeds from exercised stock options	1,082	5,257
Stock-based compensation windfall tax benefits	200	1,453
Proceeds from issuing common stock	2,524	2,345
Repurchase of common stock	(103)	(692)
Dividends paid on common stock	(15,220)	(13,803)

Net cash flows from financing activities	57,803	69,860

Net increase (decrease) in cash and cash equivalents	(28,937)	39,573
Cash and cash equivalents at beginning of period	44,039	11,872

Cash and cash equivalents at end of period	$15,102	$51,445

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 1	Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. (the “Company”) at March 31, 2007, the consolidated statements of income and comprehensive income for the three months ended March 31, 2007 and 2006, the consolidated statements of cash flow for the three months ended March 31, 2007 and 2006, and the consolidated statement of common stockholders’ equity for the three months ended March 31, 2007, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in common stockholders’ equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

Note 2	Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2006	$18,537	$4,043	$22,580
Goodwill acquired during year	10,808	—	10,808
Reclassifications to utility plant acquisition adjustment	(12)	—	(12)
Other	(3)	80	77

Balance at March 31, 2007	$29,330	$4,123	$33,453

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 3	Long-term Debt and Loans Payable

In January 2007, the Company’s Pennsylvania operating subsidiary, Aqua Pennsylvania, Inc., issued $50,000 of tax-exempt bonds secured by a supplement to its first mortgage indenture at the following terms: $25,000 at 4.43% due 2040 and $25,000 at 4.44% due 2041. The proceeds are restricted to funding certain capital projects during the period 2007 through 2009. In March 2007, the Company issued $30,000 of unsecured notes of which $15,000 are due in 2022 with an interest rate of 5.63% and $15,000 are due in 2037 with an interest rate of 5.83%. Proceeds from the sales of these notes were used to repay short-term borrowings.

Note 4	Acquisitions

Pursuant to our strategy to grow through acquisitions, on January 1, 2007 the Company completed the acquisition of the capital stock of New York Water Service Corporation (“New York Water”) for $28,866 in cash, as adjusted pursuant to the purchase agreement primarily based on working capital at closing, and the assumption of $23,000 of long-term debt. The acquired operation provides water service to 44,792 customers in several water systems located in Nassau County, Long Island, New York. The operating results of New York Water have been included in our consolidated financial statements beginning January 1, 2007. Under the purchase method of accounting, the purchase price is allocated to the net tangible and intangible assets based upon their estimate fair values at the date of the acquisition. The Company is in the process of finalizing the allocation of the purchase price. The purchase price allocation is as follows, subject to final adjustments:

January 1,
2007
Property, plant and equipment, net	$42,057
Current assets	9,207
Other long-term assets	14,384
Goodwill	10,808

Total assets acquired	76,456

Current liabilities	1,852
Long-term debt	23,000
Other long-term liabilities	22,738

Total liabilities assumed	47,590

Net assets acquired	$28,866

As of January 1, 2007, the Company recorded goodwill of $10,808. The purchase price was arrived at through arms-length negotiations with the seller and is consistent with the multiples paid in other comparable transactions. Aqua America considered important regulatory, strategic and valuation considerations in arriving at the final purchase price.

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

	Three Months Ended
	March 31,
	2007	2006
Average common shares outstanding during the period for basic computation	132,353	129,181
Effect of dilutive securities:
Employee stock options	817	1,712
Forward equity shares	73	—

Average common shares outstanding during the period for diluted computation	133,243	130,893

For the quarters ended March 31, 2007 and 2006, employee stock options to purchase 1,183,700 and 611,350 shares of common stock, respectively, were excluded from the calculations of diluted net income per share as the options’ exercise price was greater than the average market price of the Company’s common stock during these periods.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 6	Stockholders’ Equity

In August 2006, the Company entered into a forward equity sale agreement for 3,525,000 shares of common stock with a third-party (the “forward purchaser”). In connection with the forward equity sale agreement, the forward purchaser borrowed an equal number of shares of the Company’s common stock from stock lenders and sold the borrowed shares to the public. The Company will not receive any proceeds from the sale of its common stock by the forward purchaser until settlement of the forward equity sale agreement. The actual proceeds to be received by the Company will vary depending upon the settlement date, the number of shares designated for settlement on that settlement date and the method of settlement. The Company intends to use any proceeds received upon settlement of the forward equity sale agreement to fund the Company’s future capital expenditure program and acquisitions, and for working capital and other general corporate purposes. The forward equity sale agreement is accounted for as an equity instrument and was recorded at a fair value of $0 at inception. It will not be adjusted so long as the Company continues to meet the accounting requirements for equity instruments.

The Company may elect to settle the forward equity sale agreement by means of a physical share settlement, net cash settlement, or net share settlement, on a settlement date or dates, no later than August 1, 2008. The forward equity sale agreement provides that the forward sale price will be computed based upon the initial forward sale price of $21.857 per share. Under limited circumstances or certain unanticipated events, the forward purchaser also has the ability to require the Company to physically settle the forward equity sale agreement in shares prior to the maturity date. The maximum number of shares that could be required to be issued by the Company to settle the forward equity sale agreement is 3,525,000 shares. As of March 31, 2007, a net cash settlement under the forward equity sale agreement would have resulted in a payment by the Company to the forward purchaser of $1,283 or a net share settlement would have resulted in the issuance of 57,154 shares by the Company to the forward purchaser. For each increase or decrease of one dollar in the average market price of the Company’s common stock above or below the forward sale price on March 31, 2007, the cash settlement option from the Company’s perspective would decrease or increase by $3,525 and the net share settlement option would decrease by 150,320 shares or increase by 164,336 shares, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 7	Stock-based Compensation

Under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), as approved by the shareholders to replace the 1994 Equity Compensation Plan (the “1994 Plan”), qualified and nonqualified stock options may be granted to officers, key employees and consultants at prices equal to the market price of the stock on the day of the grant. Officers and key employees may also be granted dividend equivalents and restricted stock. Restricted stock may also be granted to non-employee members of the Board of Directors. The 2004 Plan authorizes 4,900,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2004 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the plans to any one individual in any one year is 200,000. Awards under the 2004 Plan are made by a committee of the Board of Directors. At March 31, 2007, 2,882,395 shares underlying stock option and restricted stock awards were still available for grant under the 2004 Plan, although under the terms of the 2004 Plan, terminated, expired or forfeited grants under the 1994 Plan and shares withheld to satisfy tax withholding requirements under the plan may be re-issued under the plan.

Stock Options—During the three months ended March 31, 2007 and 2006, the Company recognized compensation cost as a component of operations and maintenance expense of $766 and $662, respectively. For the three months ended March 31, 2007 and 2006, the Company recognized income tax benefits associated with stock options in its income statement of $107 and $162, respectively. In addition, the Company capitalized compensation costs within property, plant and equipment of $152 and $97 during the three months ended March 31, 2007 and 2006, respectively.

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model. The per share weighted-average fair value at the date of grant for stock options granted during the three months ended March 31, 2007 and 2006 was $5.52 and $7.82 per option, respectively. The application of this valuation model relies on the following assumptions that are judgmental and sensitive in the determination of the compensation expense for the periods reported:

	2007	2006
Expected term (years)	5.2	5.2
Risk-free interest rate	4.7%	4.7%
Expected volatility	22.5%	25.8%
Dividend yield	1.95%	1.76%
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

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
The following table summarizes stock option transactions for the three months ended March 31, 2007:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	3,364,778	$16.72
Granted	613,850	23.26
Forfeited	(13,298)	24.75
Expired	(9,782)	21.32
Exercised	(93,407)	11.59

Outstanding at end of period	3,862,141	$17.84	7.0	$22,289

Exercisable at end of period	2,618,651	$14.84	5.9	$21,261

Restricted Stock—During the three months ended March 31, 2007 and 2006, the Company recorded stock-based compensation related to restricted stock awards as operations and maintenance expense in the amounts of $197 and $105, respectively. The following table summarizes nonvested restricted stock transactions for the three months ended March 31, 2007:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested shares at beginning of period	56,888	$23.98
Granted	43,000	23.38
Vested	(25,443)	21.36
Forfeited	—	—

Nonvested shares at end of period	74,445	$24.53

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 8	Pension Plans and Other Postretirement Benefits

The Company maintains qualified defined benefit pension plans, nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The following tables provide the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended
	March 31,
	2007	2006
Service cost	$1,257	$1,275
Interest cost	2,926	2,566
Expected return on plan assets	(2,711)	(2,375)
Amortization of transition asset	(29)	(53)
Amortization of prior service cost	31	58
Amortization of actuarial loss	261	480
Capitalized costs	(593)	(472)

Net periodic benefit cost	$1,142	$1,479

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2007	2006
Service cost	$271	$280
Interest cost	491	418
Expected return on plan assets	(377)	(320)
Amortization of transition obligation	24	203
Amortization of prior service cost	(22)	(183)
Amortization of actuarial loss	11	88
Amortization of regulatory asset	38	38
Capitalized costs	(210)	(188)

Net periodic benefit cost	$226	$336

The Company contributed $805 in April 2007 to its defined benefit pension plans and intends to contribute $7,623 during the balance of 2007. In addition, the Company expects to contribute approximately $3,307 for the funding of its other postretirement benefits during 2007.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 9	Water and Wastewater Rates

During the first three months of 2007, certain of the Company’s operating divisions in New Jersey and Ohio were granted rate increases designed to increase total operating revenues on an annual basis by approximately $3,620.

In 2004, the Company’s operating subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality (“TCEQ”) to increase rates by $11,920 over a multi-year period. The application seeks to increase annual revenues in phases and is accompanied by a plan to defer and amortize a portion of the Company’s depreciation, operating and other tax expense over a similar multi-year period, such that the impact on operating income approximates the requested amount during the first years that the new rates are in effect. The application is currently pending before the TCEQ and several parties have joined the proceeding to challenge the rate request. The Company commenced billing for the requested rates and implemented the deferral plan in 2004. The additional revenue billed and collected prior to the final ruling is subject to refund based on the outcome of the ruling. The revenue recognized and the expenses deferred by the Company reflect an estimate of the final outcome of the ruling. As of March 31, 2007, the Company has deferred $12,382 of operating costs and $3,000 of rate case expenses and recognized $17,553 of revenue that is subject to refund based on the outcome of the final commission order.

Note 10	Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2007	2006
Property	$6,439	$3,279
Capital Stock	856	903
Gross receipts, excise and franchise	1,875	1,532
Payroll	2,066	1,929
Other	680	424

Total taxes other than income	$11,916	$8,067

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 11	Segment Information

The Company has identified fourteen operating segments and has one reportable segment named the Regulated segment. The reportable segment is comprised of thirteen operating segments for our water and wastewater regulated utility companies which are organized by the states where we provide these services. In addition, one segment is not quantitatively significant to be reportable and is comprised of the businesses that provide on-site septic tank pumping, sludge hauling services and certain other non-regulated water and wastewater services. This segment is included as a component of “Other” in the tables below. Also included in “Other” are corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.

The following tables present information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$134,588	$2,713	$137,301	$117,038	$911	$117,949
Operations and maintenance expense	57,588	2,707	60,295	52,173	(857)	51,316
Depreciation	20,584	(448)	20,136	17,528	(698)	16,830
Operating income	43,678	67	43,745	38,502	2,120	40,622
Interest expense, net of AFUDC	14,745	1,083	15,828	10,671	2,583	13,254
Income tax	11,884	(756)	11,128	11,452	(381)	11,071
Net income	17,080	(222)	16,858	16,646	(82)	16,564
Capital expenditures	59,541	1,160	60,701	46,611	277	46,888

	March 31,	December 31,
	2007	2006
Total assets:
Regulated	$2,946,690	$2,819,385
Other	58,827	58,518

Consolidated	$3,005,517	$2,877,903

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 12	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 as of January 1, 2007 and has analyzed filing positions in its federal and state jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. The Company’s reserve for uncertain tax positions was insignificant upon adoption of FIN 48 and the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company believes its income tax filing positions and deductions will be sustained under audit and it believes it does not have significant uncertain tax positions that, in the event of adjustment, will result in a material effect on its results of operations or financial position. The Company has elected to recognize accrued interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2007, the Company’s Federal income tax returns for all years through 2002 have been closed. Tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject, and 2004 has been settled through examination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the completion of various construction projects; the projected timing and annual value of rate increases; the recovery of certain costs and capital investments through rate increase requests; the projected effects of recent accounting pronouncements, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “intends,” “will” or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, and our ability to assimilate acquired operations. In addition to these uncertainties or factors, our future results may be affected by the factors and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.
General Information
Nature of Operations - Aqua America, Inc. (“we” or “us”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 2.8 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, New York, Florida, Indiana, Virginia, Maine, Missouri, and South Carolina. Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, which are located in the suburban areas north and west of the City of Philadelphia and in 23 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties, and septage hauling services, close to our utility companies’ service territories.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Financial Condition
During the first quarter of 2007, we had $60,701 of capital expenditures, acquired water systems, wastewater systems and other acquisitions for $27,843, repaid $1,089 of customer advances for construction and repaid debt and made sinking fund contributions and other loan repayments of $8,192. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, and well and booster improvements.
At March 31, 2007, we had $15,102 of cash and cash equivalents compared to $44,039 at December 31, 2006. During the first quarter of 2007, we used the proceeds from the issuance of long-term debt, the proceeds from the issuance of common stock, internally generated funds and available working capital to fund the cash requirements discussed above and to pay dividends. In January 2007, our Pennsylvania operating subsidiary issued $50,000 of tax-exempt bonds secured by a supplement to its first mortgage indenture with a weighted-average maturity of 33.5 years and with a weighted-average interest rate of 4.435%. The proceeds are restricted to funding certain capital projects during the period 2007 through 2009. In March 2007, the Company issued $30,000 of unsecured notes with a weighted-average maturity of 22.5 years and a weighted-average interest rate of 5.73%. We used the proceeds from the sales of these notes to repay short-term borrowings. At March 31, 2007, we had short-term lines of credit of $238,000, of which $125,346 was available.
Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock will be adequate to meet our financing requirements for the balance of the year and beyond.
Results of Operations
Analysis of First Quarter of 2007 Compared to First Quarter of 2006
Revenues for the quarter increased $19,352 or 16.4% primarily due to additional revenues of $10,339 resulting from increased water and wastewater rates implemented in various operating subsidiaries, additional revenues of $6,925 associated with acquisitions, and $766 of additional sewer revenues. Acquisitions provided additional operating revenues in the Regulated segment of $5,250, primarily from the New York Water Service acquisition, and $1,675 of additional revenues in Other as provided by the acquisition of several septage businesses during 2006.
Operations and maintenance expenses increased by $8,979 or 17.5% primarily due to additional expenses associated with acquisitions of $3,269, the receipt in the first quarter of 2006 of $1,500 relating to a waiver of certain contractual rights without a corresponding amount in the current year, increased water production costs of $1,180, additional bad debt expense of $455 and normal increases in other operating costs. Of the total acquisition expenses, $1,494 were associated with the New York Water Service acquisition that was completed on January 1, 2007 and other acquisitions in the Regulated segment. The receipt of the $1,500 was a one-time payment recognized in the first quarter of 2006 as a reduction to operations and maintenance expense. The increased water production costs, principally purchased power and chemicals, were associated with vendor price increases.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Depreciation expense increased $3,306 or 19.6% reflecting the utility plant placed in service since March 31, 2006, including the assets acquired through system acquisitions.
Amortization increased $95 or 8.5% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $3,849 or 47.7% due to additional property taxes associated with the acquired operations of New York Water Service, and additional state and local taxes incurred in the first quarter of 2007.
Interest expense increased by $2,377 or 16.8% primarily due to additional borrowings to finance capital projects and increased interest rates on short-term borrowings.
Allowance for funds used during construction (“AFUDC”) decreased by $197 primarily due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied; offset partially by an increase in the AFUDC rate which is based on short-term interest rates.
Gain on sale of other assets totaled $69 in the first quarter of 2007 and $267 in the first quarter of 2006. The decrease of $198 is due to the timing of sales of land.
Our effective income tax rate was 39.8% in the first quarter of 2007 and 40.1% in the first quarter of 2006. The change was due to a decrease in our expenses that are not tax-deductible.
Net income for the quarter increased by $294 or 1.8%, in comparison to the same period in 2006 primarily as a result of the factors described above. On a diluted per share basis, earnings were unchanged reflecting the change in net income and a 1.8% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through the employee stock and incentive plan, dividend reinvestment plan and the 2,250,000 additional shares issued by us in public offerings in June and August 2006.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Impact of Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted the provisions of FIN 48 as of on January 1, 2007 and have analyzed filing positions in its federal and state jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. Our reserve for uncertain tax positions was insignificant upon adoption of FIN 48 and we did not record a cumulative effect adjustment related to the adoption of FIN 48. We believe our income tax filing positions and deductions will be sustained under audit and we believe we do not have significant uncertain tax positions that, in the event of adjustment, will result in a material effect on our results of operations or financial position. We have elected to recognize accrued interest and penalties related to uncertain tax positions as income tax expense. As of March 31, 2007, our Federal income tax returns for all years through 2002 have been closed. Tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject, and 2004 has been settled through examination.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. There have been no significant changes in our exposure to market risks since December 31, 2006. Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information.

Item 4.	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AQUA AMERICA, INC. AND SUBSIDIARIES
Part II. Other Information

Item 1.	Legal Proceedings

In 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality to increase rates over a multi-year period. In accordance with authorization from the Texas Commission on Environmental Quality, our subsidiaries commenced billing for the requested rates and deferred recognition of certain expenses for financial statement purposes. Several parties have joined the proceeding to challenge the rate request. In the event our request is denied completely or in part, we could be required to refund some or all of the revenue billed to-date, and write-off some or all of the regulatory asset for the expense deferral. For more information, see the description under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006, and refer to “Note 9 — Water and Wastewater Rates” to the Consolidated Financial Statements of Aqua America, Inc. and subsidiaries in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

There are no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of their properties is the subject that are material or are expected to have a material effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”) under “Part 1, Item 1A — Risk Factors”. The risks described in our Form 10-K are not the only risks facing the Company. Additional risks that we do not presently know or that we currently believe are immaterial could also impair our business or financial position.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Aqua America’s purchases of its common stock for the quarter ended March 31, 2007:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)
January 1 - 31, 2007	527	$22.25	—	548,278
February 1 - 28, 2007	3,652	$23.39	—	548,278
March 1 - 31, 2007	266	$22.82	—	548,278

Total	4,445	$23.22	—	548,278

(1)	These amounts consist of shares we purchased from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plans is available to all employees who receive option grants under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Description
4.1	Forty-first Supplemental Indenture, dated as of January 1, 2007.

10.1	Agreement among Aqua America, Inc. and Karl M. Kyriss

10.2	Bond Purchase Agreement among the Chester County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2006.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.
May 7, 2007

AQUA AMERICA, INC.

Registrant

NICHOLAS DEBENEDICTIS

Nicholas DeBenedictis
Chairman, President and
Chief Executive Officer

DAVID P. SMELTZER

David P. Smeltzer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1	Forty-first Supplemental Indenture, dated as of January 1, 2007.

10.1	Agreement among Aqua America, Inc. and Karl M. Kyriss

10.2	Bond Purchase Agreement among the Chester County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2006.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.