Form 10-Q
period 2007-06-30
AQUA AMERICA INC
filed 2007-08-06
CIK 78128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007

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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 23, 2007.
132,967,789 .

AQUA AMERICA, INC. AND SUBSIDIARIES

Part 1 – Financial Information
Item 1. Financial Statement
AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	June 30,	December 31,
Assets	2007	2006

Property, plant and equipment, at cost	$3,398,777	$3,185,111
Less: accumulated depreciation	751,999	679,116

Net property, plant and equipment	2,646,778	2,505,995

Current assets:
Cash and cash equivalents	11,498	44,039
Accounts receivable and unbilled revenues, net	89,432	72,149
Materials and supplies	9,859	8,359
Prepayments and other current assets	8,310	10,153

Total current assets	119,099	134,700

Regulatory assets	177,542	165,063
Deferred charges and other assets, net	39,724	38,075
Funds restricted for construction activity	58,898	11,490
Goodwill	34,493	22,580

	$3,076,534	$2,877,903

Liabilities and Stockholders’ Equity
Common stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 133,601,217 and 133,017,325 in 2007 and 2006	$66,801	$66,509
Capital in excess of par value	560,742	548,806
Retained earnings	329,225	319,113
Treasury stock, 688,746 and 691,746 shares in 2007 and 2006	(12,914)	(12,992)
Accumulated other comprehensive income	412	194

Total common stockholders’ equity	944,266	921,630

Minority interest	1,858	1,814
Long-term debt, excluding current portion	1,040,069	951,660
Commitments and contingencies	—	—

Current liabilities:
Current portion of long-term debt	34,169	31,155
Loans payable	175,451	119,150
Accounts payable	26,729	49,406
Accrued interest	15,701	14,050
Accrued taxes	11,878	19,350
Other accrued liabilities	20,857	22,500

Total current liabilities	284,785	255,611

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	287,104	273,199
Customers’ advances for construction	76,892	76,820
Regulatory liabilities	12,519	11,592
Other	85,213	64,879

Total deferred credits and other liabilities	461,728	426,490

Contributions in aid of construction	343,828	320,698

	$3,076,534	$2,877,903

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006

Operating revenues	$287,925	$249,698

Costs and expenses:
Operations and maintenance	123,629	106,749
Depreciation	40,592	34,085
Amortization	2,442	2,002
Taxes other than income taxes	22,747	16,151

	189,410	158,987

Operating income	98,515	90,711

Other expense (income):
Interest expense, net	32,990	28,916
Allowance for funds used during construction	(1,463)	(2,198)
Gain on sale of other assets	(388)	(743)

Income before income taxes	67,376	64,736
Provision for income taxes	26,791	25,786

Net income	$40,585	$38,950

Net income	$40,585	$38,950
Other comprehensive income, net of tax:
Unrealized holding gain on investments	218	199

Comprehensive income	$40,803	$39,149

Net income per common share:
Basic	$0.31	$0.30

Diluted	$0.30	$0.30

Average common shares outstanding during the period:
Basic	132,504	129,522

Diluted	133,404	130,734

Cash dividends declared per common share	$0.2300	$0.2138

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended
	June 30,
	2007	2006

Operating revenues	$150,624	$131,749

Costs and expenses:
Operations and maintenance	63,334	55,433
Depreciation	20,456	17,255
Amortization	1,233	888
Taxes other than income taxes	10,831	8,084

	95,854	81,660

Operating income	54,770	50,089

Other expense (income):
Interest expense, net	16,441	14,744
Allowance for funds used during construction	(742)	(1,280)
Gain on sale of other assets	(319)	(476)

Income before income taxes	39,390	37,101
Provision for income taxes	15,663	14,715

Net income	$23,727	$22,386

Net income	$23,727	$22,386
Other comprehensive income, net of tax:
Unrealized holding gain on investments	213	199

Comprehensive income	$23,940	$22,585

Net income per common share:
Basic	$0.18	$0.17

Diluted	$0.18	$0.17

Average common shares outstanding during the period:
Basic	132,652	129,860

Diluted	133,520	130,952

Cash dividends declared per common share	$0.1150	$0.1069

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	June 30,	December 31,
	2007	2006
Common stockholders’ equity:
Common stock, $.50 par value	$66,801	$66,509
Capital in excess of par value	560,742	548,806
Retained earnings	329,225	319,113
Treasury stock	(12,914)	(12,992)
Accumulated other comprehensive income	412	194

Total common stockholders’ equity	944,266	921,630

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range
0.00% to 2.49%	29,655	25,740
2.50% to 2.99%	25,538	25,272
3.00% to 3.49%	5,089	17,220
3.50% to 3.99%	5,532	6,073
4.00% to 4.99%	80,615	30,645
5.00% to 5.49%	274,610	262,496
5.50% to 5.99%	86,500	79,000
6.00% to 6.49%	97,730	94,360
6.50% to 6.99%	22,000	22,000
7.00% to 7.49%	10,979	13,288
7.50% to 7.99%	24,656	24,778
8.00% to 8.49%	26,174	26,288
8.50% to 8.99%	9,000	9,000
9.00% to 9.49%	43,968	46,101
9.50% to 9.99%	38,244	38,738
10.00% to 10.50%	6,000	6,000

	786,290	726,999
Unsecured notes payable, 4.87%, maturing in various installments 2010 through 2023	135,000	135,000
Unsecured notes payable, 5.95%, due in 2023 through 2034	40,000	40,000
Unsecured notes payable, 5.64%, due in 2014 through 2021	20,000	20,000
Unsecured notes payable, 5.54%, due in 2013 through 2018	30,000	30,000
Unsecured notes payable, 5.01%, due 2015	18,000	18,000
Unsecured notes payable, 5.20%, due 2020	12,000	12,000
Unsecured notes payable, 5.63%, due 2022	15,000	—
Unsecured notes payable, 5.83%, due 2037	15,000	—
Unsecured notes payable, 5.50%, due 2017	2,132	—
Notes payable, 6.05%, maturing in 2007 and 2008	816	816

	1,074,238	982,815
Current portion of long-term debt	34,169	31,155

Long-term debt, excluding current portion	1,040,069	951,660

Total capitalization	$1,984,335	$1,873,290

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY
(In thousands of dollars)
(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	excess of	Retained	Treasury	Comprehensive
	Stock	par value	earnings	Stock	Income	Total
Balance at December 31, 2006	$66,509	$548,806	$319,113	$(12,992)	$194	$921,630
Net income	—	—	40,585	—	—	40,585
Other comprehensive income:
unrealized holding gain on investments, net of income tax of $117	—	—	—	—	218	218
Dividends paid	—	—	(30,473)	—	—	(30,473)
Sale of stock (232,439 shares)	109	4,612	—	330	—	5,051
Repurchase of stock (11,049 shares)	—	—	—	(252)	—	(252)
Equity Compensation Plan (55,000 shares)	28	(28)	—	—	—	—
Exercise of stock options (310,502 shares)	155	3,755	—	—	—	3,910
Stock-based compensation	—	2,626	—	—	—	2,626
Employee stock plan tax benefits	—	971	—	—	—	971

Balance at June 30, 2007	$66,801	$560,742	$329,225	$(12,914)	$412	$944,266

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands of dollars)
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$40,585	$38,950
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	43,034	36,087
Deferred income taxes	4,797	4,863
Gain on sale of other assets	(388)	(743)
Stock-based compensation	2,344	1,929
Net increase in receivables, inventory and prepayments	(14,875)	(7,631)
Net decrease in payables, accrued interest, accrued taxes and other accrued liabilities	(19,807)	(29,941)
Other	5,250	4,527

Net cash flows from operating activities	60,940	48,041

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $1,463 and $2,198	(107,669)	(121,936)
Acquisitions of utility systems and other, net	(41,346)	(2,804)
Proceeds from the sale of other assets	1,067	753
Additions to funds restricted for construction activity	(49,890)	(1,544)
Release of funds previously restricted for construction activity	4,159	21,166
Other	1,880	(256)

Net cash flows used in investing activities	(191,799)	(104,621)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	5,308	5,367
Repayments of customers’ advances	(2,324)	(1,908)
Net proceeds (repayments) of short-term debt	56,301	(7,266)
Proceeds from long-term debt	85,990	45,814
Repayments of long-term debt	(19,242)	(20,130)
Change in cash overdraft position	(6,646)	11,257
Proceeds from exercised stock options	3,910	5,405
Stock-based compensation windfall tax benefits	695	1,501
Proceeds from issuing common stock	5,051	42,308
Repurchase of common stock	(252)	(692)
Dividends paid on common stock	(30,473)	(27,649)

Net cash flows from financing activities	98,318	54,007

Net decrease in cash and cash equivalents	(32,541)	(2,573)
Cash and cash equivalents at beginning of period	44,039	11,872

Cash and cash equivalents at end of period	$11,498	$9,299

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Note 1	Basis of Presentation
The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. (the “Company”) at June 30, 2007, the consolidated statements of income and comprehensive income for the six months and three months ended June 30, 2007 and 2006, the consolidated statements of cash flow for the six months ended June 30, 2007 and 2006, and the consolidated statement of common stockholders’ equity for the six months ended June 30, 2007, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in common stockholders’ equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

Note 2	Goodwill
The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated

Balance at December 31, 2006	$18,537	$4,043	$22,580
Goodwill acquired during year	11,848	—	11,848
Reclassifications to utility plant acquisition adjustment	(12)	—	(12)
Other	(3)	80	77

Balance at June 30, 2007	$30,370	$4,123	$34,493

In January 2007, the Company recorded goodwill of $10,808 upon completing its acquisition of New York Water Service Corporation. In April 2007, the Company recorded goodwill of $1,040 upon completing the acquisition of Aquarion Water Company of Sea Cliff, Inc.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Note 3	Long-term Debt and Loans Payable
In January 2007, the Company’s Pennsylvania operating subsidiary, Aqua Pennsylvania, Inc., issued $50,000 of tax-exempt bonds secured by a supplement to its first mortgage indenture at the following terms: $25,000 at 4.43% due 2040 and $25,000 at 4.44% due 2041. The proceeds are restricted to funding certain capital projects during the period 2007 through 2009. In March 2007, the Company issued $30,000 of unsecured notes of which $15,000 are due in 2022 with an interest rate of 5.63% and $15,000 are due in 2037 with an interest rate of 5.83%. Proceeds from the sales of these notes were used to repay short-term borrowings. During the first half of 2007, our operating subsidiaries issued notes payable in aggregate of $7,851 at rates ranging from 1.0% to 5.5% due from 2017 to 2035.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Average common shares outstanding during the period for basic computation	132,504	129,522	132,652	129,860
Effect of dilutive securities:
Employee stock options	839	1,212	819	1,092
Forward equity shares	61	—	49	—

Average common shares outstanding during the period for diluted computation	133,404	130,734	133,520	130,952

For the six months and three months ended June 30, 2007, employee stock options to purchase 1,151,700 shares of common stock were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods. For the six months and three months ended June 30, 2006, employee stock options to purchase 610,100 shares of common stock were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods.

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
The Company may elect to settle the forward equity sale agreement by means of a physical share settlement, net cash settlement, or net share settlement, on a settlement date or dates, no later than August 1, 2008. The forward equity sale agreement provides that the forward sale price will be computed based upon the initial forward sale price of $21.857 per share. Under limited circumstances or certain unanticipated events, the forward purchaser also has the ability to require the Company to physically settle the forward equity sale agreement in shares prior to the maturity date. The maximum number of shares that could be required to be issued by the Company to settle the forward equity sale agreement is 3,525,000 shares. As of June 30, 2007, a net cash settlement under the forward equity sale agreement would have resulted in a payment by the Company to the forward purchaser of $1,008 or a net share settlement would have resulted in the issuance of 44,827 shares by the Company to the forward purchaser. For each increase or decrease of one dollar in the average market price of the Company’s common stock above or below the forward sale price on June 30, 2007, the cash settlement option from the Company’s perspective would decrease or increase by $3,525 and the net share settlement option would decrease by 150,064 shares or increase by 164,030 shares, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Note 7	Stock-based Compensation
Under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), as approved by the shareholders to replace the 1994 Equity Compensation Plan (the “1994 Plan”), qualified and nonqualified stock options may be granted to officers, key employees and consultants at prices equal to the market price of the stock on the day of the grant. Officers and key employees may also be granted dividend equivalents and restricted stock. Restricted stock may also be granted to non-employee members of the Board of Directors. The 2004 Plan authorizes 4,900,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2004 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the plans to any one individual in any one year is 200,000. Awards under the 2004 Plan are made by a committee of the Board of Directors. At June 30, 2007, 2,910,837 shares underlying stock option and restricted stock awards were still available for grant under the 2004 Plan, although under the terms of the 2004 Plan, terminated, expired or forfeited grants under the 1994 Plan and shares withheld to satisfy tax withholding requirements under the plan may be re-issued under the plan.
Stock Options—During the six months ended June 30, 2007 and 2006, the Company recognized compensation cost associated with stock options as a component of operations and maintenance expense of $1,634 and $1,490, respectively. During the three months ended June 30, 2007 and 2006, the Company recognized compensation cost associated with stock options as a component of operations and maintenance expense of $867 and $828, respectively. For the six months ended June 30, 2007 and 2006, the Company recognized income tax benefits associated with stock options in its income statement of $239 and $183, respectively. For the three months ended June 30, 2007 and 2006, the Company recognized income tax benefits associated with stock options in its income statement of $132 and $21, respectively. In addition, the Company capitalized compensation costs associated with stock options within property, plant and equipment of $284 and $222 during the six months ended June 30, 2007 and 2006; and $132 and $125 during the three months ended June 30, 2007 and 2006, respectively.
The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model. The per share weighted-average fair value at the date of grant for stock options granted during the six months ended June 30, 2007 and 2006 was $5.52 and $7.82 per option, respectively. There were no stock options granted during the three months ended June 30, 2007 and 2006. The following assumptions were used in the application of this valuation model:

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
The following table summarizes stock option transactions for the six months ended June 30, 2007:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	3,364,778	$16.72
Granted	613,850	23.26
Forfeited	(44,808)	24.42
Expired	(20,742)	23.68
Exercised	(310,502)	12.59

Outstanding at end of period	3,602,576	$18.06	6.8	$20,290

Exercisable at end of period	2,393,671	$14.97	5.7	$19,286

Restricted Stock—During the six months ended June 30, 2007 and 2006, the Company recorded stock-based compensation related to restricted stock awards as operations and maintenance expense in the amounts of $710 and $439, respectively. During the three months ended June 30, 2007 and 2006, the Company recorded stock-based compensation related to restricted stock awards as operations and maintenance expense in the amounts of $513 and $334, respectively. The following table summarizes nonvested restricted stock transactions for the six months ended June 30, 2007:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	56,888	$23.98
Granted	55,000	23.27
Vested	(37,443)	21.85
Forfeited	—	—

Nonvested shares at end of period	74,445	$24.53

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
The Company maintains qualified defined benefit pension plans, nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The following tables provide the components of net periodic benefit costs:

	Pension Benefits
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$2,478	$2,550	$1,221	$1,275
Interest cost	5,782	5,132	2,856	2,566
Expected return on plan assets	(5,587)	(4,750)	(2,876)	(2,375)
Amortization of transition asset	(87)	(106)	(58)	(53)
Amortization of prior service cost	95	116	64	58
Amortization of actuarial loss	794	960	533	480
Capitalized costs	(1,290)	(998)	(697)	(526)

Net periodic benefit cost	$2,185	$2,904	$1,043	$1,425

	Other
	Postretirement Benefits
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$570	$560	$299	$280
Interest cost	1,007	836	516	418
Expected return on plan assets	(751)	(640)	(374)	(320)
Amortization of transition obligation	221	406	197	203
Amortization of prior service cost	(199)	(366)	(177)	(183)
Amortization of actuarial loss	95	176	84	88
Amortization of regulatory asset	76	76	38	38
Capitalized costs	(454)	(398)	(244)	(210)

Net periodic benefit cost	$565	$650	$339	$314

The Company contributed $805 in April 2007 and $1,421 in July 2007 to its defined benefit pension plans and intends to contribute $6,202 during the balance of 2007. In addition, the Company expects to contribute approximately $3,382 for the funding of its other postretirement benefits during 2007.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Note 9	Water and Wastewater Rates
During the first six months of 2007, certain of the Company’s operating divisions in New Jersey, Ohio, Virginia and four other states were granted rate increases designed to increase total operating revenues on an annual basis by approximately $5,321.
In December 2006, the Company’s operating subsidiaries in Florida filed an application with the Florida Public Service Commission (“FPSC”) designed to increase water and wastewater rates by $7,298 on an annual basis. The application is currently pending before the FPSC and in April 2007 the Company commenced billing for a portion of the requested rates, in accordance with authorization from the FPSC. The additional revenue billed and collected prior to the final ruling is subject to refund based on the outcome of the ruling. The revenue recognized by the Company reflects an estimate of the final outcome of the ruling. As of June 30, 2007, the Company has deferred $2,073 of rate case expenses and recognized $571 of revenue that is subject to refund based on the outcome of the final commission order. In the event the Company’s request is denied completely or in part, it could be required to refund some or all of the revenue billed to date, and write-off some or all of the rate case expense deferral. Based on the Company’s review of the present circumstances, no additional reserve or change in estimate adjustments are required for the revenue recognized to date or to the deferred rate case expense.
In 2004, the Company’s operating subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality (“TCEQ”) to increase rates by $11,920 over a multi-year period. The application seeks to increase annual revenues in phases and is accompanied by a plan to defer and amortize a portion of the Company’s depreciation, operating and other tax expense over a similar multi-year period, such that the impact on operating income approximates the requested amount during the first years that the new rates are in effect. The application is currently pending before the TCEQ and several parties have joined the proceeding to challenge the rate request. The Company commenced billing for the requested rates and implemented the deferral plan in 2004. The additional revenue billed and collected prior to the final ruling is subject to refund based on the outcome of the ruling. The revenue recognized and the expenses deferred by the Company reflect an estimate of the final outcome of the ruling. As of June 30, 2007, the Company has deferred $12,382 of operating costs and $3,169 of rate case expenses and recognized $20,247 of revenue that is subject to refund based on the outcome of the final commission order. Based on the Company’s review of the present circumstances, no additional reserve or change in estimate adjustments are required for the revenue recognized to date or to the deferred rate case expense.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Note 10	Taxes Other than Income Taxes
The following table provides the components of taxes other than income taxes:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Property	$12,080	$6,835	$5,642	$3,557
Capital Stock	1,711	1,825	854	921
Gross receipts, excise and franchise	3,934	3,394	2,059	1,863
Payroll	3,635	3,190	1,569	1,261
Other	1,387	907	707	482

Total taxes other than income	$22,747	$16,151	$10,831	$8,084

Property taxes increased during the six months and three months ended June 30, 2007 primarily as a result of the acquisition of New York Water and the associated property taxes of $3,462 and $1,731, respectively.

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
The following tables present information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$147,026	$3,598	$150,624	$130,746	$1,003	$131,749
Operations and maintenance expense	60,932	2,402	63,334	54,428	1,005	55,433
Depreciation	20,911	(455)	20,456	17,947	(692)	17,255
Operating income	53,408	1,362	54,770	49,366	723	50,089
Interest expense, net of AFUDC	15,136	563	15,699	10,549	2,915	13,464
Income tax	15,707	(44)	15,663	15,775	(1,060)	14,715
Net income	22,874	853	23,727	23,518	(1,132)	22,386

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$281,614	$6,311	$287,925	$247,784	$1,914	$249,698
Operations and maintenance expense	118,520	5,109	123,629	106,601	148	106,749
Depreciation	41,495	(903)	40,592	35,475	(1,390)	34,085
Operating income	97,086	1,429	98,515	87,868	2,843	90,711
Interest expense, net of AFUDC	29,881	1,646	31,527	21,220	5,498	26,718
Income tax	27,591	(800)	26,791	27,227	(1,441)	25,786
Net income	39,954	631	40,585	40,164	(1,214)	38,950
Capital expenditures	105,946	1,723	107,669	121,586	350	121,936

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	June 30,	December 31,
	2007	2006
Total assets:
Regulated	$3,053,623	$2,819,385
Other	22,911	58,518

Consolidated	$3,076,534	$2,877,903

Note 12	Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 as of January 1, 2007 and has analyzed filing positions in its federal and state jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. The Company’s reserve for uncertain tax positions was insignificant upon adoption of FIN 48 and the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company believes its income tax filing positions and deductions will be sustained under audit and it believes it does not have significant uncertain tax positions that, in the event of adjustment, will result in a material effect on its results of operations or financial position. The Company has elected to recognize accrued interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2007, the Company’s Federal income tax returns for all years through 2002 have been closed. Tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject, however, 2004 and 2005 Federal income tax returns have been settled through examination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the completion of various construction projects; the projected timing and annual value of rate increases; the recovery of certain costs and capital investments through rate increase requests; the projected effects of recent accounting pronouncements, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “intends,” “will,” “continue” or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, and our ability to assimilate acquired operations. In addition to these uncertainties or factors, our future results may be affected by the factors and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.
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

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Financial Condition
During the first half of 2007, we had $107,669 of capital expenditures, acquired water and wastewater systems for $41,346, repaid $2,324 of customer advances for construction and repaid debt and made sinking fund contributions and other loan repayments of $19,242. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other.
At June 30, 2007, we had $11,498 of cash and cash equivalents compared to $44,039 at December 31, 2006. During the first half of 2007, we used the proceeds from the issuance of long-term debt, the proceeds from the issuance of common stock, internally generated funds and available working capital to fund the cash requirements discussed above and to pay dividends. In January 2007, our Pennsylvania operating subsidiary, Aqua Pennsylvania, Inc., issued $50,000 of tax-exempt bonds secured by a supplement to its first mortgage indenture with a weighted-average maturity of 33.5 years and with a weighted-average interest rate of 4.435%. The proceeds are restricted to funding certain capital projects during the period 2007 through 2009. In March 2007, the Company issued $30,000 of unsecured notes with a weighted-average maturity of 22.5 years and a weighted-average interest rate of 5.73%. We used the proceeds from the sales of these notes to repay short-term borrowings. During the first half of 2007, our operating subsidiaries issued notes payable in aggregate of $7,851 at rates ranging from 1.0% to 5.5% due from 2017 to 2035. At June 30, 2007, we had short-term lines of credit of $237,500, of which $62,049 was available.
Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock will be adequate to meet our financing requirements for the balance of the year and beyond.
Results of Operations
Analysis of First Six Months of 2007 Compared to First Six Months of 2006
Revenues for the first six months increased $38,227 or 15.3% primarily due to additional revenues of $20,483 resulting from increased water and wastewater rates implemented in various operating subsidiaries, additional revenues of $15,447 associated with acquisitions, and $1,171 of additional sewer revenues. Acquisitions provided additional operating revenues in the Regulated segment of $11,350, primarily from the New York Water Service acquisition, and $4,097 of additional revenues in Other as provided by the acquisition of several septage businesses during 2006.
Operations and maintenance expenses increased by $16,880 or 15.8% primarily due to additional expenses associated with acquisitions of $8,072, increased water production costs of $2,101, additional bad debt expense of $865, the receipt in the first quarter of 2006 of $1,500 relating to a waiver of certain contractual rights without a corresponding amount in the current year, and normal increases in other operating costs. Of the total acquisition expenses, $4,338 was associated with the New York Water Service acquisition that was completed on January 1, 2007 and other acquisitions in the Regulated segment. The receipt of the $1,500 was a one-time payment recognized in the first quarter of 2006 as a reduction to operations and maintenance expense. The increased water production costs, principally purchased power and chemicals, were associated with vendor price increases.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Depreciation expense increased $6,507 or 19.1% reflecting the utility plant placed in service since June 30, 2006, including the assets acquired through system acquisitions.
Amortization increased $440 or 22.0% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $6,596 or 40.8% due to additional property taxes associated with the acquired operations of New York Water Service of $3,462, and additional state and local taxes incurred in the first half of 2007.
Interest expense increased by $4,074 or 14.1% primarily due to additional borrowings to finance capital projects and increased interest rates on short-term borrowings.
Allowance for funds used during construction (“AFUDC”) decreased by $735 primarily due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied; offset partially by an increase in the AFUDC rate which is based on short-term interest rates.
Gain on sale of other assets totaled $388 in the first half of 2007 and $743 in the first half of 2006. The decrease of $355 is due to the timing of sales of land.
Our effective income tax rate was 39.8% in the first half of 2007 and 2006. The effective income tax rate can vary over time due to changes in our expenses that are not tax-deductible.
Net income for the first six months increased by $1,635 or 4.2%, in comparison to the same period in 2006 primarily as a result of the factors described above. On a diluted per share basis, earnings were unchanged reflecting the change in net income and a 2.0% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through the employee stock and incentive plan, dividend reinvestment plan and the 2,250,000 additional shares issued by us in public offerings in June and August 2006.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Analysis of Second Quarter of 2007 Compared to Second Quarter of 2006
Revenues for the quarter increased $18,875 or 14.3% primarily due to additional revenues of $10,144 resulting from increased water and wastewater rates implemented in various operating subsidiaries, additional revenues of $8,522 associated with acquisitions, and $406 of additional sewer revenues. Acquisitions provided additional operating revenues in the Regulated segment of $6,100, primarily from the New York Water Service acquisition, and $2,422 of additional revenues in Other as provided by the acquisition of several septage businesses during 2006.
Operations and maintenance expenses increased by $7,901 or 14.3% primarily due to additional expenses associated with acquisitions of $4,803, increased water production costs of $921, additional bad debt expense of $410 and normal increases in other operating costs. Of the total acquisition expenses, $2,844 were associated with the New York Water Service acquisition that was completed on January 1, 2007 and other acquisitions in the Regulated segment. The increased water production costs, principally purchased power and chemicals, were associated with vendor price increases.
Depreciation expense increased $3,201 or 18.6% reflecting the utility plant placed in service since June 30, 2006, including the assets acquired through system acquisitions.
Amortization increased $345 or 38.9% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $2,747 or 34.0% due to additional property taxes associated with the acquired operations of New York Water Service of $1,731, and additional state and local taxes incurred in the second quarter of 2007.
Interest expense increased by $1,697 or 11.5% primarily due to additional borrowings to finance capital projects and increased interest rates on short-term borrowings.
Allowance for funds used during construction (“AFUDC”) decreased by $538 primarily due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied; offset partially by an increase in the AFUDC rate which is based on short-term interest rates.
Gain on sale of other assets totaled $319 in the second quarter of 2007 and $476 in the second quarter of 2006. The decrease of $157 is due to the timing of sales of land.
Our effective income tax rate was 39.8% in the second quarter of 2007 and 39.7% in the second quarter of 2006. The change was due to a decrease in our expenses that are not tax-deductible.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Net income for the quarter increased by $1,341 or 6.0%, in comparison to the same period in 2006 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.01 reflecting the change in net income and a 2.0% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through the employee stock and incentive plan, dividend reinvestment plan and the 2,250,000 additional shares issued by us in public offerings in June and August 2006.
Impact of Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted the provisions of FIN 48 as of on January 1, 2007 and have analyzed filing positions in its federal and state jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. Our reserve for uncertain tax positions was insignificant upon adoption of FIN 48 and we did not record a cumulative effect adjustment related to the adoption of FIN 48. We believe our income tax filing positions and deductions will be sustained under audit and we believe we do not have significant uncertain tax positions that, in the event of adjustment, will result in a material effect on our results of operations or financial position. We have elected to recognize accrued interest and penalties related to uncertain tax positions as income tax expense. As of June 30, 2007, our Federal income tax returns for all years through 2002 have been closed. Tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject, however, 2004 and 2005 Federal income tax returns have been settled through examination.
Recent Events
The City of Fort Wayne, Indiana has authorized the acquisition, by eminent domain or otherwise, of a portion of the utility assets of one of the operating subsidiaries that the Company acquired in connection with the AquaSource acquisition in 2003. We had challenged whether the City is following the correct legal procedures in connection with the City’s attempted condemnation and a recent Indiana Supreme Court ruling supported the City’s position. We continue to challenge the City’s valuation of this portion of our system. The portion of the system under consideration represents approximately 1% of our total customer base. While we continue to discuss this matter with officials from the City of Fort Wayne, we continue to legally protect our interests in this proceeding.

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
In December 2006, the Company’s operating subsidiaries in Florida filed an application with the Florida Public Service Commission (“FPSC”). The application is currently pending before the FPSC and in April 2007 the Company commenced billing for a portion of the requested rates, in accordance with authorization from the FPSC. The additional revenue billed and collected prior to the final ruling is subject to refund based on the outcome of the ruling. The revenue recognized by the Company reflects an estimate of the final outcome of the ruling. In the event the Company’s request is denied completely or in part, it could be required to refund some or all of the revenue billed to date, and write-off some or all of the rate case expense deferral. For more information, refer to “Note 9 — Water and Wastewater Rates” to the Consolidated Financial Statements of Aqua America, Inc. and subsidiaries in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
In 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality to increase rates over a multi-year period. In accordance with authorization from the Texas Commission on Environmental Quality, our subsidiaries commenced billing for the requested rates and deferred recognition of certain expenses for financial statement purposes. Several parties have joined the proceeding to challenge the rate request. In the event our request is denied completely or in part, we could be required to refund some or all of the revenue billed to-date, and write-off some or all of the regulatory asset for the expense deferral. For more information, see the description under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006, and refer to “Note 9 — Water and Wastewater Rates” to the Consolidated Financial Statements of Aqua America, Inc. and subsidiaries in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
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

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Aqua America’s purchases of its common stock for the quarter ended June 30, 2007:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

April 1 - 30, 2007	4,510	$22.58	—	548,278
May 1 - 31, 2007	—	$—	—	548,278
June 1 - 30, 2007	2,094	$22.26	—	548,278

Total	6,604	$22.48	—	548,278

(1)	These amounts consist of shares we purchased from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plans is available to all employees who receive option grants under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.
(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of Aqua America, Inc. was held on May 24, 2007 at the Springfield Country Club, 400 West Sproul Road, Springfield, Pennsylvania, pursuant to the Notice sent on or about April 10, 2007 to all shareholders of record at the close of business on April 2, 2007. At that meeting the following nominees were elected as directors of Aqua America, Inc. for terms expiring in the year 2010 and received the votes set forth after their names below:

Name of Nominee	For	Withheld
William P. Hankowsky	105,619,666	3,052,078
Richard L. Smoot	102,036,674	6,635,069
Andrew J. Sordoni, III	106,864,317	1,807,426
Since the Board of Directors is divided into three classes with one class elected each year to hold office for a three-year term, the term of office for the following directors continued after the Annual Meeting: Mary C. Carroll; Nicholas DeBenedictis; Richard H. Glanton, Esq.; Lon R. Greenberg; Dr. Constantine Papadakis; and Ellen T. Ruff.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.
August 6, 2007

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