Form 10-Q
period 2007-09-30
AQUA AMERICA INC
filed 2007-11-07
CIK 78128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____ to ____
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
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 23, 2007.
   133,249,378   .

AQUA AMERICA, INC. AND SUBSIDIARIES

Part 1 — Financial Information
Item 1. Financial Statement
AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	September 30,	December 31,
	2007	2006
Assets
Property, plant and equipment, at cost	$3,477,005	$3,185,111
Less: accumulated depreciation	771,398	679,116

Net property, plant and equipment	2,705,607	2,505,995

Current assets:
Cash and cash equivalents	15,582	44,039
Accounts receivable and unbilled revenues, net	94,356	72,149
Materials and supplies	9,558	8,359
Prepayments and other current assets	9,247	10,153

Total current assets	128,743	134,700

Regulatory assets	170,426	165,063
Deferred charges and other assets, net	41,097	38,075
Funds restricted for construction activity	53,820	11,490
Goodwill	34,642	22,580

	$3,134,335	$2,877,903

Liabilities and Stockholders’ Equity
Common stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 133,934,833 and 133,017,325 in 2007 and 2006	$66,967	$66,509
Capital in excess of par value	567,848	548,806
Retained earnings	342,110	319,113
Treasury stock, 704,366 and 691,746 shares in 2007 and 2006	(13,301)	(12,992)
Accumulated other comprehensive income	1,315	194

Total common stockholders’ equity	964,939	921,630

Minority interest	1,922	1,814
Long-term debt, excluding current portion	1,038,011	951,660
Commitments and contingencies	—	—

Current liabilities:
Current portion of long-term debt	24,293	31,155
Loans payable	195,532	119,150
Accounts payable	27,428	49,406
Accrued interest	15,752	14,050
Accrued taxes	26,409	19,350
Other accrued liabilities	26,010	22,500

Total current liabilities	315,424	255,611

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	290,945	273,199
Customers’ advances for construction	78,026	76,820
Regulatory liabilities	12,335	11,592
Other	76,203	64,879

Total deferred credits and other liabilities	457,509	426,490

Contributions in aid of construction	356,530	320,698

	$3,134,335	$2,877,903

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006

Operating revenues	$453,416	$396,648

Costs and expenses:
Operations and maintenance	190,698	165,876
Depreciation	61,657	52,419
Amortization	3,603	3,128
Taxes other than income taxes	33,596	24,991

	289,554	246,414

Operating income	163,862	150,234

Other expense (income):
Interest expense, net	50,093	43,668
Allowance for funds used during construction	(2,118)	(2,901)
Gain on sale of other assets	(648)	(834)

Income before income taxes	116,535	110,301
Provision for income taxes	46,432	44,020

Net income	$70,103	$66,281

Net income	$70,103	$66,281
Other comprehensive income, net of tax:
Unrealized holding gain on investments	1,121	326

Comprehensive income	$71,224	$66,607

Net income per common share:
Basic	$0.53	$0.51

Diluted	$0.53	$0.50

Average common shares outstanding during the period:
Basic	132,675	130,242

Diluted	133,527	131,310

Cash dividends declared per common share	$0.3550	$0.4438

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended
	September 30,
	2007	2006

Operating revenues	$165,491	$146,950

Costs and expenses:
Operations and maintenance	67,069	59,127
Depreciation	21,065	18,334
Amortization	1,161	1,126
Taxes other than income taxes	10,849	8,840

	100,144	87,427

Operating income	65,347	59,523

Other expense (income):
Interest expense, net	17,103	14,752
Allowance for funds used during construction	(655)	(703)
Gain on sale of other assets	(260)	(91)

Income before income taxes	49,159	45,565
Provision for income taxes	19,641	18,234

Net income	$29,518	$27,331

Net income	$29,518	$27,331
Other comprehensive income, net of tax:
Unrealized holding gain on investments	903	127

Comprehensive income	$30,421	$27,458

Net income per common share:
Basic	$0.22	$0.21

Diluted	$0.22	$0.21

Average common shares outstanding during the period:
Basic	133,003	131,660

Diluted	133,834	132,666

Cash dividends declared per common share	$0.1250	$0.2300

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	September 30,	December 31,
	2007	2006
Common stockholders’ equity:
Common stock, $.50 par value	$66,967	$66,509
Capital in excess of par value	567,848	548,806
Retained earnings	342,110	319,113
Treasury stock	(13,301)	(12,992)
Accumulated other comprehensive income	1,315	194

Total common stockholders’ equity	964,939	921,630

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range
0.00% to 2.49%	29,765	25,740
2.50% to 2.99%	28,487	25,272
3.00% to 3.49%	5,023	17,220
3.50% to 3.99%	5,460	6,073
4.00% to 4.99%	80,549	30,645
5.00% to 5.49%	274,602	262,496
5.50% to 5.99%	86,500	79,000
6.00% to 6.49%	97,730	94,360
6.50% to 6.99%	12,000	22,000
7.00% to 7.49%	10,820	13,288
7.50% to 7.99%	24,593	24,778
8.00% to 8.49%	26,115	26,288
8.50% to 8.99%	9,000	9,000
9.00% to 9.49%	43,568	46,101
9.50% to 9.99%	34,144	38,738
10.00% to 10.50%	6,000	6,000

	774,356	726,999
Unsecured notes payable, 4.87%, maturing in various installments 2010 through 2023	135,000	135,000
Unsecured notes payable, 5.95%, due in 2023 through 2034	40,000	40,000
Unsecured notes payable, 5.64%, due in 2014 through 2021	20,000	20,000
Unsecured notes payable, 5.54%, due in 2013 through 2018	30,000	30,000
Unsecured notes payable, 5.01%, due 2015	18,000	18,000
Unsecured notes payable, 5.20%, due 2020	12,000	12,000
Unsecured notes payable, 5.63%, due 2022	15,000	—
Unsecured notes payable, 5.83%, due 2037	15,000	—
Unsecured notes payable, 5.50%, due 2017	2,132	—
Notes payable, 6.05%, maturing in 2007 and 2008	816	816

	1,062,304	982,815
Current portion of long-term debt	24,293	31,155

Long-term debt, excluding current portion	1,038,011	951,660

Total capitalization	$2,002,950	$1,873,290

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY
(In thousands of dollars)
(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive
	Stock	Par Value	Earnings	Stock	Income	Total
Balance at December 31, 2006	$66,509	$548,806	$319,113	$(12,992)	$194	$921,630
Net income	—	—	70,103	—	—	70,103
Other comprehensive income:
unrealized holding gain on investments, net of income tax of $603	—	—	—	—	1,121	1,121
Dividends paid	—	—	(47,106)	—	—	(47,106)
Sale of stock (354,254 shares)	166	7,060	—	533	—	7,759
Repurchase of stock (34,560 shares)	—	—	—	(842)	—	(842)
Equity Compensation Plan (50,000 shares)	25	(25)	—	—	—	—
Exercise of stock options (535,194 shares)	267	6,493	—	—	—	6,760
Stock-based compensation	—	3,766	—	—	—	3,766
Employee stock plan tax benefits	—	1,748	—	—	—	1,748

Balance at September 30, 2007	$66,967	$567,848	$342,110	$(13,301)	$1,315	$964,939

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands of dollars)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$70,103	$66,281
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	65,260	55,547
Deferred income taxes	7,861	8,217
Gain on sale of other assets	(648)	(834)
Stock-based compensation	3,308	2,755
Net increase in receivables, inventory and prepayments	(20,492)	(14,596)
Net increase (decrease) in payables, accrued interest, accrued taxes and other accrued liabilities	4,701	(22,663)
Other	3,120	6,994

Net cash flows from operating activities	133,213	101,701

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $2,118 and $2,901	(175,783)	(183,608)
Acquisitions of utility systems and other, net	(41,815)	(11,339)
Proceeds from the sale of other assets	3,535	848
Additions to funds restricted for construction activity	(50,591)	(2,000)
Release of funds previously restricted for construction activity	9,939	34,173
Other	1,942	(278)

Net cash flows used in investing activities	(252,773)	(162,204)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	7,854	8,974
Repayments of customers’ advances	(3,245)	(3,145)
Net proceeds (repayments) of short-term debt	76,382	(17,355)
Proceeds from long-term debt	89,994	67,899
Repayments of long-term debt	(35,172)	(23,373)
Change in cash overdraft position	(12,574)	9,591
Proceeds from exercised stock options	6,760	6,405
Stock-based compensation windfall tax benefits	1,293	1,834
Proceeds from issuing common stock	7,759	55,515
Repurchase of common stock	(842)	(806)
Dividends paid on common stock	(47,106)	(42,823)

Net cash flows from financing activities	91,103	62,716

Net increase (decrease) in cash and cash equivalents	(28,457)	2,213
Cash and cash equivalents at beginning of period	44,039	11,872

Cash and cash equivalents at end of period	$15,582	$14,085

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Note 1	Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. (the “Company”) at September 30, 2007, the consolidated statements of income and comprehensive income for the nine months and three months ended September 30, 2007 and 2006, the consolidated statements of cash flow for the nine months ended September 30, 2007 and 2006, and the consolidated statement of common stockholders’ equity for the nine months ended September 30, 2007, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in common stockholders’ equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2007 and March 31, 2007. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.

Note 2	Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated

Balance at December 31, 2006	$18,537	$4,043	$22,580
Goodwill acquired during year	11,999	—	11,999
Other	(15)	78	63

Balance at September 30, 2007	$30,521	$4,121	$34,642

In January 2007, the Company recorded goodwill of $10,860 upon completing its acquisition of New York Water Service Corporation. In April 2007, the Company recorded goodwill of $1,139 upon completing the acquisition of Aquarion Water Company of Sea Cliff, Inc.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Note 3	Long-term Debt and Loans Payable

In January 2007, the Company’s Pennsylvania operating subsidiary, Aqua Pennsylvania, Inc., issued $50,000 of tax-exempt bonds secured by a supplement to its first mortgage indenture at the following terms: $25,000 at 4.43% due 2040 and $25,000 at 4.44% due 2041. The proceeds are restricted to funding certain capital projects during the period 2007 through 2009. In March 2007, the Company issued $30,000 of unsecured notes of which $15,000 are due in 2022 with an interest rate of 5.63% and $15,000 are due in 2037 with an interest rate of 5.83%. Proceeds from the sales of these notes were used to repay short-term borrowings. During the first nine months of 2007, our operating subsidiaries issued notes payable in aggregate of $11,888 at rates ranging from 1.0% to 5.5% due from 2017 to 2035.

Note 4	Acquisitions

Pursuant to our strategy to grow through acquisitions, on January 1, 2007 the Company completed the acquisition of the capital stock of New York Water Service Corporation (“New York Water”) for $28,918 in cash, as adjusted pursuant to the purchase agreement primarily based on working capital at closing, and the assumption of $23,000 of long-term debt. The acquired operation provides water service to 44,792 customers in several water systems located in Nassau County, Long Island, New York. The operating results of New York Water have been included in our consolidated financial statements beginning January 1, 2007. Under the purchase method of accounting, the purchase price is allocated to the net tangible and intangible assets based upon their estimate fair values at the date of the acquisition. The Company is in the process of finalizing the allocation of the purchase price. The purchase price allocation is as follows, subject to final adjustments:

January 1,
2007
Property, plant and equipment, net	$42,057
Current assets	9,207
Other long-term assets	14,384
Goodwill	10,860

Total assets acquired	76,508

Current liabilities	1,852
Long-term debt	23,000
Other long-term liabilities	22,738

Total liabilities assumed	47,590

Net assets acquired	$28,918

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Average common shares outstanding during the period for basic computation	132,675	130,242	133,003	131,660
Effect of dilutive securities:
Employee stock options	757	1,052	672	958
Forward equity shares	95	16	159	48

Average common shares outstanding during the period for diluted computation	133,527	131,310	133,834	132,666

For the nine months and three months ended September 30, 2007, employee stock options to purchase 1,109,581 and 531,731 shares of common stock, respectively, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods. For the nine months and three months ended September 30, 2006, employee stock options to purchase 599,600 shares of common stock were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods.

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

The Company may elect to settle the forward equity sale agreement by means of a physical share settlement, net cash settlement, or net share settlement, on a settlement date or dates, no later than August 1, 2008. The forward equity sale agreement provides that the forward sale price will be computed based upon the initial forward sale price of $21.857 per share. Under limited circumstances or certain unanticipated events, the forward purchaser also has the ability to require the Company to physically settle the forward equity sale agreement in shares prior to the maturity date. The maximum number of shares that could be required to be issued by the Company to settle the forward equity sale agreement is 3,525,000 shares. As of September 30, 2007, a net cash settlement under the forward equity sale agreement would have resulted in a payment by the Company to the forward purchaser of $1,301 or a net share settlement would have resulted in the issuance of 57,351 shares by the Company to the forward purchaser. For each increase or decrease of one dollar in the average market price of the Company’s common stock above or below the forward sale price on September 30, 2007, the cash settlement option from the Company’s perspective would decrease or increase by $3,525 and the net share settlement option would decrease by 148,860 shares or increase by 162,592 shares, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Note 7	Stock-based Compensation

Under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), as approved by the shareholders to replace the 1994 Equity Compensation Plan (the “1994 Plan”), qualified and nonqualified stock options may be granted to officers, key employees and consultants at prices equal to the market price of the stock on the day of the grant. Officers and key employees may also be granted dividend equivalents and restricted stock. Restricted stock may also be granted to non-employee members of the Board of Directors. The 2004 Plan authorizes 4,900,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2004 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the plans to any one individual in any one year is 200,000. Awards under the 2004 Plan are made by a committee of the Board of Directors. At September 30, 2007, 2,970,842 shares underlying stock option and restricted stock awards were still available for grant under the 2004 Plan, although under the terms of the 2004 Plan, terminated, expired or forfeited grants under the 1994 Plan and shares withheld to satisfy tax withholding requirements under the plan may be re-issued under the plan.

Stock Options—During the nine months ended September 30, 2007 and 2006, the Company recognized compensation cost associated with stock options as a component of operations and maintenance expense of $2,429 and $2,149, respectively. During the three months ended September 30, 2007 and 2006, the Company recognized compensation cost associated with stock options as a component of operations and maintenance expense of $794 and $659, respectively. For the nine months ended September 30, 2007 and 2006, the Company recognized income tax benefits associated with stock options in its income statement of $378 and $239, respectively. For the three months ended September 30, 2007 and 2006, the Company recognized income tax benefits associated with stock options in its income statement of $133 and $56, respectively. In addition, the Company capitalized compensation costs associated with stock options within property, plant and equipment of $417 and $467 during the nine months ended September 30, 2007 and 2006; and $133 and $244 during the three months ended September 30, 2007 and 2006, respectively.

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model. The per share weighted-average fair value at the date of grant for stock options granted during the nine months ended September 30, 2007 and 2006 was $5.52 and $7.82 per option, respectively. There were no stock options granted during the three months ended September 30, 2007 and 2006. The following assumptions were used in the application of this valuation model:

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

The following table summarizes stock option transactions for the nine months ended September 30, 2007:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	3,364,778	$16.72
Granted	613,850	23.26
Forfeited	(84,364)	24.47
Expired	(36,191)	24.11
Exercised	(535,194)	12.63

Outstanding at end of period	3,322,879	$18.31	6.7	$18,455

Exercisable at end of period	2,164,370	$15.18	5.6	$17,459

Restricted Stock—During the nine months ended September 30, 2007 and 2006, the Company recorded stock-based compensation related to restricted stock awards as operations and maintenance expense in the amounts of $904 and $605, respectively. During the three months ended September 30, 2007 and 2006, the Company recorded stock-based compensation related to restricted stock awards as operations and maintenance expense in the amounts of $194 and $166, respectively. The following table summarizes nonvested restricted stock transactions for the nine months ended September 30, 2007:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	56,888	$23.98
Granted	55,000	23.27
Vested	(37,443)	21.85
Forfeited	(5,000)	29.46

Nonvested shares at end of period	69,445	$24.17

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

The Company maintains qualified defined benefit pension plans, nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The following tables provide the components of net periodic benefit costs:

	Pension Benefits
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$3,679	$3,587	$1,201	$1,037
Interest cost	8,652	7,572	2,871	2,439
Expected return on plan assets	(8,378)	(7,048)	(2,791)	(2,298)
Amortization of transition asset	(157)	(156)	(70)	(51)
Amortization of prior service cost	202	161	108	46
Amortization of actuarial loss	555	1,317	(239)	358
Capitalized costs	(1,969)	(1,497)	(679)	(499)

Net periodic benefit cost	$2,584	$3,936	$401	$1,032

	Other
	Postretirement Benefits
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$855	$752	$286	$192
Interest cost	1,510	1,186	504	351
Expected return on plan assets	(1,127)	(974)	(376)	(334)
Amortization of transition obligation	78	77	(143)	(328)
Amortization of prior service cost	(211)	(210)	(12)	155
Amortization of actuarial loss	230	224	135	49
Amortization of regulatory asset	114	114	38	38
Capitalized costs	(690)	(590)	(236)	(192)

Net periodic benefit cost	$759	$579	$196	$(69)

The Company made cash contributions of $8,428 to its defined benefit pension plans during the first nine months of 2007 and intends to make cash contributions of $11,403 in 2008. In addition, the Company expects to make cash contributions of approximately $1,708 for the funding of its other postretirement benefits during 2007.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Note 9	Water and Wastewater Rates

During the first nine months of 2007, certain of the Company’s operating divisions in New Jersey, Ohio, Virginia and four other states were granted rate increases designed to increase total operating revenues on an annual basis by approximately $5,321.

In December 2006, the Company’s operating subsidiary in Florida filed an application with the Florida Public Service Commission (“FPSC”) designed to increase water and wastewater rates by $7,298 on an annual basis. In April 2007, the Company commenced billing for a portion of the requested rates, in accordance with authorization from the FPSC. On August 28, 2007, the Company reached a settlement agreement with Florida’s Office of Public Counsel and the Attorney General of the State of Florida. The settlement agreement was approved by the FPSC, and among other stipulations, resulted in the Company voluntarily withdrawing its application, and agreeing to refund the additional revenue billed that was associated with this rate application. As a result of this agreement, during the third quarter of 2007, the Company recorded a revenue refund which reduced operating revenues by $571 for the amount of revenue recognized prior to the third quarter of 2007. Additionally during the third quarter, the Company wrote-off rate case expenses of $2,073 of expenses that were incurred and previously deferred prior to the third quarter of 2007.

In 2004, the Company’s operating subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality (“TCEQ”) to increase rates by $11,920 over a multi-year period. The application seeks to increase annual revenues in phases and is accompanied by a plan to defer and amortize a portion of the Company’s depreciation, operating and other tax expense over a similar multi-year period, such that the impact on operating income approximates the requested amount during the first years that the new rates are in effect. The application is currently pending before the TCEQ and several parties have joined the proceeding to challenge the rate request. The Company commenced billing for the requested rates and implemented the deferral plan in 2004. The additional revenue billed and collected prior to the final ruling is subject to refund based on the outcome of the ruling. The revenue recognized and the expenses deferred by the Company reflect an estimate of the final outcome of the ruling. As of September 30, 2007, the Company has deferred $12,382 of operating costs and $3,392 of rate case expenses and recognized $22,941 of revenue that is subject to refund based on the outcome of the final commission order. Based on the Company’s review of the present circumstances, no reserve is considered necessary for the revenue recognized to date or for the deferred rate case expense.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Note 10	Taxes Other than Income Taxes The following table provides the components of taxes other than income taxes:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Property	$17,812	$10,725	$5,732	$3,890
Capital Stock	2,573	2,743	862	918
Gross receipts, excise and franchise	5,982	5,235	2,048	1,841
Payroll	5,171	4,567	1,536	1,377
Other	2,058	1,721	671	814

Total taxes other than income	$33,596	$24,991	$10,849	$8,840

Property taxes increased during the nine months and three months ended September 30, 2007 primarily as a result of the acquisition of New York Water and the associated property taxes of $5,193 and $1,731, respectively.

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

The following tables present information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$162,186	$3,305	$165,491	$144,665	$2,285	$146,950
Operations and maintenance expense	64,920	2,149	67,069	56,517	2,610	59,127
Depreciation	21,521	(456)	21,065	18,928	(594)	18,334
Operating income	63,989	1,358	65,347	59,433	90	59,523
Interest expense, net of AFUDC	15,195	1,253	16,448	11,275	2,774	14,049
Income tax	19,886	(245)	19,641	19,402	(1,168)	18,234
Net income	29,161	357	29,518	28,847	(1,516)	27,331

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$443,800	$9,616	$453,416	$392,449	$4,199	$396,648
Operations and maintenance expense	183,440	7,258	190,698	163,118	2,758	165,876
Depreciation	63,016	(1,359)	61,657	54,403	(1,984)	52,419
Operating income	161,075	2,787	163,862	147,301	2,933	150,234
Interest expense, net of AFUDC	45,076	2,899	47,975	32,495	8,272	40,767
Income tax	47,477	(1,045)	46,432	46,629	(2,609)	44,020
Net income	69,115	988	70,103	69,011	(2,730)	66,281
Capital expenditures	174,089	1,694	175,783	182,855	753	183,608

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	September 30,	December 31,
	2007	2006
Total assets:
Regulated	$3,117,321	$2,819,385
Other	17,014	58,518

Consolidated	$3,134,335	$2,877,903

Note 12	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 as of January 1, 2007 and has analyzed filing positions in its federal and state jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. The Company’s reserve for uncertain tax positions was insignificant upon adoption of FIN 48 and the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company believes its income tax filing positions and deductions will be sustained under audit and it believes it does not have significant uncertain tax positions that, in the event of adjustment, will result in a material effect on its results of operations or financial position. The Company has elected to recognize accrued interest and penalties related to uncertain tax positions as income tax expense. As of September 30, 2007, the Company’s Federal income tax returns for all years through 2003 have been closed. Tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject, however, 2004 and 2005 Federal income tax returns have been settled through examination.

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
General Information
Nature of Operations - Aqua America, Inc. (“we” or “us”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 3 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, New York, Florida, Indiana, Virginia, Maine, Missouri, and South Carolina. Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, which are located in the suburban areas north and west of the City of Philadelphia and in 23 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties, and septage hauling services, close to our utility companies’ service territories.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)

Financial Condition
During the first nine months of 2007, we had $175,783 of capital expenditures, acquired water and wastewater systems for $41,815, repaid $3,245 of customer advances for construction and repaid debt and made sinking fund contributions and other loan repayments of $35,172. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other.
At September 30, 2007, we had $15,582 of cash and cash equivalents compared to $44,039 at December 31, 2006. During the first nine months of 2007, we used the proceeds from the issuance of long-term debt, the proceeds from the issuance of common stock, internally generated funds and available working capital to fund the cash requirements discussed above and to pay dividends. In January 2007, our Pennsylvania operating subsidiary, Aqua Pennsylvania, Inc., issued $50,000 of tax-exempt bonds secured by a supplement to its first mortgage indenture with a weighted-average maturity of 33.5 years and with a weighted-average interest rate of 4.435%. The proceeds are restricted to funding certain capital projects during the period 2007 through 2009 and resulted in an increase in the funds restricted for construction activity during the first nine months of 2007. In March 2007, the Company issued $30,000 of unsecured notes with a weighted-average maturity of 22.5 years and a weighted-average interest rate of 5.73%. We used the proceeds from the sales of these notes to repay short-term borrowings. During the first nine months of 2007, our operating subsidiaries issued notes payable in aggregate of $11,888 at rates ranging from 1.0% to 5.5% due from 2017 to 2035. At September 30, 2007, we had short-term lines of credit of $249,000, of which $53,468 was available. Effective with the September 1, 2007 payment, we increased the quarterly cash dividend on our common stock from $0.115 per share to $0.125 per share.
Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock will be adequate to meet our financing requirements for the balance of the year and beyond.
Results of Operations
Analysis of First Nine Months of 2007 Compared to First Nine Months of 2006
Revenues for the first nine months increased $56,768 or 14.3% primarily due to additional revenues of $26,109 associated with acquisitions, additional revenues of $25,442 resulting from increased water and wastewater rates implemented in various operating subsidiaries, increased water consumption of $2,245, and $998 of additional sewer revenues. Acquisitions provided additional operating revenues in the Regulated segment of $21,344, primarily from the New York Water Service acquisition, and $4,765 of additional revenues in Other as provided by the acquisition of several septage businesses during 2006. The increased water consumption reflected a return to a more normal water consumption level in many of our operating subsidiaries as compared to the same period of 2006, offset partially by lower water consumption in our Texas operating subsidiaries which was associated with unfavorable wet weather conditions experienced during 2007. Heavy rainfall in Texas unfavorably impacted water revenues by approximately $2,519 as compared to the first nine months of 2006.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)

Operations and maintenance expenses increased by $24,822 or 15.0% primarily due to additional expenses associated with acquisitions of $12,418, additional expenses resulting from the preparation and administration of rate filings of $2,322, increased water production costs of $1,991, additional bad debt expense of $1,445, the receipt in the first quarter of 2006 of $1,500 relating to a waiver of certain contractual rights without a corresponding amount in the current year, and normal increases in other operating costs, offset partially by lower insurance expenses of $1,091 due to reduced claims. Of the total acquisition expenses, $8,062 was associated with the New York Water Service acquisition that was completed on January 1, 2007 and the remainder was associated with other acquisitions in the Regulated segment. The additional rate filing expenses of $2,073 during the third quarter of 2007 resulted from the complete write-off of previously deferred expenses related to the withdrawal of a rate filing in Florida. No further write-offs from this rate filing are expected. The receipt of the $1,500 was a one-time payment recognized in the first quarter of 2006 as a reduction to operations and maintenance expense. The increased water production costs, principally purchased power and chemicals, were associated with vendor price increases.
Depreciation expense increased $9,238 or 17.6% reflecting the utility plant placed in service since September 30, 2006, including the assets acquired through system acquisitions.
Amortization increased $475 or 15.2% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $8,605 or 34.4% due to additional property taxes associated with the acquired operations of New York Water Service of $5,193, and additional state and local taxes incurred in the first nine months of 2007.
Interest expense increased by $6,425 or 14.7% primarily due to additional borrowings to finance capital projects and increased interest rates on short-term borrowings.
Allowance for funds used during construction (“AFUDC”) decreased by $783 primarily due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied; offset partially by an increase in the AFUDC rate which is based on short-term interest rates.
Gain on sale of other assets totaled $648 in the first nine months of 2007 and $834 in the first nine months of 2006. The decrease of $186 is due to the timing of sales of land.
Our effective income tax rate was 39.8% in the first nine months of 2007 and 39.9% in the first nine months of 2006. The effective income tax rate can vary over time due to changes in our expenses that are not tax-deductible.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)

Net income for the first nine months increased by $3,822 or 5.8%, in comparison to the same period in 2006 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.03 or 6.0% reflecting the change in net income and a 1.7% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through the employee stock and incentive plan, dividend reinvestment plan and the 2,250,000 additional shares issued by us in public offerings in June and August 2006.
Analysis of Third Quarter of 2007 Compared to Third Quarter of 2006
Revenues for the quarter increased $18,541 or 12.6% primarily due to additional revenues of $4,959 resulting from increased water and wastewater rates implemented in various operating subsidiaries, additional revenues of $10,662 associated with acquisitions, and $2,617 of additional water revenues resulting from increased consumption. Acquisitions provided additional operating revenues in the Regulated segment of $9,994, primarily from the New York Water Service acquisition, and $668 of additional revenues in Other as provided by the acquisition of several septage businesses during 2006. The increased water consumption reflected a return to a more normal water consumption level in many of our operating subsidiaries as compared to the same period of 2006, offset partially by lower water consumption in our Texas operating subsidiaries which was associated with unfavorable wet weather conditions experienced during 2007. Heavy rainfall in Texas unfavorably impacted water revenues by approximately $2,011 as compared to the third quarter of 2006.
Operations and maintenance expenses increased by $7,942 or 13.4% primarily due to additional expenses associated with acquisitions of $4,346, additional expenses resulting from the preparation and administration of rate filings of $2,073, additional bad debt expense of $580 and normal increases in other operating costs, offset partially by reduced insurance expenses of $970 due to a reduction in the required insurance claims reserve. Of the total acquisition expenses, $3,724 were associated with the New York Water Service acquisition that was completed on January 1, 2007 and the remainder was associated with other acquisitions in the Regulated segment. The additional rate filing expenses of $2,073 during the third quarter of 2007 resulted from the complete write-off of previously deferred expenses related to the withdrawal of a rate filing in Florida. No further write-offs from this rate filing are expected.
Depreciation expense increased $2,731 or 14.9% reflecting the utility plant placed in service since September 30, 2006, including the assets acquired through system acquisitions.
Amortization increased $35 or 3.1% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $2,009 or 22.7% due to additional property taxes associated with the acquired operations of New York Water Service of $1,731, and additional state and local taxes incurred in the third quarter of 2007.
Interest expense increased by $2.351 or 15.9% primarily due to additional borrowings to finance capital projects.
Allowance for funds used during construction (“AFUDC”) decreased by $48 primarily due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied; offset partially by an increase in the AFUDC rate which is based on short-term interest rates.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)

Gain on sale of other assets totaled $260 in the third quarter of 2007 and $91 in the third quarter of 2006. The increase of $169 is due to the timing of sales of land.
Our effective income tax rate was 40.0% in the third quarter of 2007 and 2006. The effective income tax rate can vary over time due to changes in our expenses that are not tax-deductible.
Net income for the quarter increased by $2,187 or 8.0%, in comparison to the same period in 2006 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.01 reflecting the change in net income and a 0.9% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through the employee stock and incentive plan, dividend reinvestment plan and the 500,000 additional shares issued by us in a public offering in August 2006.
Impact of Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted the provisions of FIN 48 as of on January 1, 2007 and have analyzed filing positions in its federal and state jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. Our reserve for uncertain tax positions was insignificant upon adoption of FIN 48 and we did not record a cumulative effect adjustment related to the adoption of FIN 48. We believe our income tax filing positions and deductions will be sustained under audit and we believe we do not have significant uncertain tax positions that, in the event of adjustment, will result in a material effect on our results of operations or financial position. We have elected to recognize accrued interest and penalties related to uncertain tax positions as income tax expense. As of September 30, 2007, our Federal income tax returns for all years through 2003 have been closed. Tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject, however, 2004 and 2005 Federal income tax returns have been settled through examination.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)

Recent Events
The City of Fort Wayne, Indiana has authorized the acquisition, by eminent domain or otherwise, of a portion of the utility system of one of the operating subsidiaries that the Company acquired in connection with the AquaSource acquisition in 2003. We had challenged whether the City was following the correct legal procedures in connection with the City’s attempted condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the portion of our utility system at a preliminary price based on the City’s valuation. We have filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. We intend to continue to challenge the City’s valuation of this portion of our system. The portion of the system under consideration represents approximately 1% of our total customer base.

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

In December 2006, the Company’s operating subsidiary in Florida filed a rate application with the Florida Public Service Commission (“FPSC”). In April 2007, the Company commenced billing for a portion of the requested rates, in accordance with authorization from the FPSC. On August 28, 2007, the Company reached a settlement agreement with Florida’s Office of Public Counsel and the Attorney General of the State of Florida. The settlement agreement was approved by the FPSC, and among other stipulations, resulted in the Company voluntarily withdrawing its application, and agreeing to refund the additional revenue billed that was associated with this rate application. As a result of this agreement, during the third quarter of 2007, the Company recorded a revenue refund and the Company wrote-off the associated rate case expenses that were incurred and previously deferred prior to the third quarter of 2007. For more information, refer to “Note 9 - Water and Wastewater Rates” to the Consolidated Financial Statements of Aqua America, Inc. and subsidiaries in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

AQUA AMERICA, INC. AND SUBSIDIARIES

In 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality to increase rates over a multi-year period. In accordance with authorization from the Texas Commission on Environmental Quality, our subsidiaries commenced billing for the requested rates and deferred recognition of certain expenses for financial statement purposes. Several parties have joined the proceeding to challenge the rate request. In the event our request is denied completely or in part, we could be required to refund some or all of the revenue billed to-date, and write-off some or all of the regulatory asset for the expense deferral. For more information, see the description under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006, and refer to “Note 9 — Water and Wastewater Rates” to the Consolidated Financial Statements of Aqua America, Inc. and subsidiaries in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

The City of Fort Wayne, Indiana has authorized the acquisition, by eminent domain or otherwise, of a portion of the utility system of one of the operating subsidiaries that the Company acquired in connection with the AquaSource acquisition in 2003. We had challenged whether the City was following the correct legal procedures in connection with the City’s attempted condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the portion of our utility system at a preliminary price based on the City’s valuation. We have filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. We intend to continue to challenge the City’s valuation of this portion of our system. The portion of the system under consideration represents approximately 1% of our total customer base.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Aqua America’s purchases of its common stock for the quarter ended September 30, 2007:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

July 1 - 31, 2007	—	$—	—	548,278
August 1 - 31, 2007	21,036	$24.98	—	548,278
September 1 - 30, 2007	2,475	$24.63	—	548,278

Total	23,511	$24.95	—	548,278

(1)	These amounts consist of shares we purchased from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plans is available to all employees who receive option grants under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.
November 7, 2007

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