Form 10-K
period 2007-12-31
AQUA AMERICA INC
filed 2008-02-27
CIK 78128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007                     Commission File number 1-6659
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12(b)-2 of the Exchange Act.:
Large accelerated filer ☑          Accelerated filer ☐                    Non-accelerated filer ☐                    Small reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007: $2,966,889,639
For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by June 30, 2007, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.
The number of shares outstanding of the registrant’s common stock as of February 11, 2008:
133,425,687
DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of registrant’s 2007 Annual Report to Shareholders have been incorporated by reference into Parts I and II of this Form 10-K.
(2) Portions of the definitive Proxy Statement, relative to the May 15, 2008 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, have been incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (“10-K”), or incorporated by reference into this 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions. Forward-looking statements in this 10-K, or incorporated by reference into this 10-K, include, but are not limited to, statements regarding:
•	projected capital expenditures and related funding requirements;

•	developments, trends and consolidation in the water and wastewater utility industries;

•	dividend payment projections;

•	opportunities for future acquisitions, the success of pending acquisitions and the impact of future acquisitions;

•	the capacity of our water supplies, water facilities and wastewater facilities;

•	the impact of geographic diversity on our exposure to unusual weather;

•	our capability to pursue timely rate increase requests;

•	our authority to carry on our business without unduly burdensome restrictions;

•	our ability to obtain fair market value for condemned assets;

•	the impact of fines and penalties;

•	the development of new services and technologies by us or our competitors;

•	the availability of qualified personnel;

•	the condition of our assets;

•	the impact of legal proceedings;

•	general economic conditions;

•	acquisition-related costs and synergies; and

•	the forward-looking statements contained under the heading “Forward-Looking Statements” in the section entitled “Management’s Discussion and Analysis” from the portion of our 2007 Annual Report to Shareholders incorporated by reference herein and made a part hereof.
Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:
•	changes in general economic, business and financial market conditions;

•	changes in government regulations and policies, including environmental and public utility regulations and policies;

•	changes in environmental conditions, including those that result in water use restrictions;

•	abnormal weather conditions;

•	changes in, or unanticipated, capital requirements;

•	changes in our credit rating or the market price of our common stock;

•	our ability to integrate businesses, technologies or services which we may acquire;

•	our ability to manage the expansion of our business;

•	the extent to which we are able to develop and market new and improved services;

•	the effect of the loss of major customers;

•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;

•	labor disputes;

•	increasing difficulties in obtaining insurance and increased cost of insurance;

•	cost overruns relating to improvements or the expansion of our operations;

•	increases in the costs of goods and services;

•	civil disturbance or terroristic threats or acts; and

•	changes in accounting pronouncements.
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

PART I
Item 1. Business
The Company
Aqua America, Inc. (referred to as “Aqua America”, “we” or “us”) is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 3 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, New York, Florida, Indiana, Virginia, Maine, Missouri and South Carolina. Our largest operating subsidiary, Aqua Pennsylvania, Inc., accounted for approximately 52% of our operating revenues for 2007 and as of December 31, 2007, provided water or wastewater services to approximately one-half of the total number of people we serve, and is located in the suburban areas north and west of the City of Philadelphia and in 23 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In addition, we provide water and wastewater services through operating and maintenance contracts with municipal authorities and other parties, and septage hauling services, close to our utility companies’ service territories.
The following table reports our operating revenues by principal state for the Regulated segment and other for the year ended December 31, 2007:

	Operating	Operating
	Revenues	Revenues
	(000’s)	(%)

Pennsylvania	$314,342	52.2%
Texas	46,387	7.7%
Illinois	42,395	7.0%
Ohio	40,948	6.8%
North Carolina	35,442	5.9%
New Jersey	27,499	4.6%
New York	25,937	4.3%
Indiana	16,912	2.8%
Florida	16,629	2.8%
Virginia	11,818	2.0%
Maine	10,092	1.7%
Other states	1,342	0.1%

Regulated segment total	589,743	97.9%
Other	12,756	2.1%

Consolidated	$602,499	100.0%

Information concerning revenues, net income, identifiable assets and related financial information of the Regulated segment and other for 2007, 2006 and 2005 is set forth in Note 18 – Segment Information in the “Notes to Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the portions of our 2007 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K. The information from these sections of our 2007 Annual Report to Shareholders is incorporated by reference herein.

The following table summarizes our operating revenues, by utility customer class, for the Regulated segment and other for the year ended December 31, 2007:

	Operating	Operating
	Revenues	Revenues
	(000’s)	(%)

Residential water	$360,542	59.8%
Commercial water	85,553	14.2%
Fire protection	26,478	4.4%
Industrial water	19,548	3.2%
Other water	31,796	5.3%

Water	523,917	86.9%
Wastewater	52,891	8.8%
Other	12,935	2.2%

Regulated segment total	589,743	97.9%
Other	12,756	2.1%

Consolidated	$602,499	100.0%

Our utility customer base is diversified among residential water, commercial water, fire protection, industrial water, other water, wastewater customers and certain operating contracts that are integral and closely associated with the utility operations. Residential customers make up the largest component of our utility customer base, with these customers representing 69% of our water revenues. Substantially all of our water customers are metered, which allows us to measure and bill for our customers’ water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during the late spring and summer in our northern U.S. service territories. In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and water use restrictions in the affected areas, which could reduce water consumption. See “Water Supplies, Water Facilities and Wastewater Facilities” for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our utility customer base reduces the effect on the Company of our exposure to extreme or unusual weather conditions in any one area of our service territory.
Our growth in revenues over the past five years is primarily a result of increases in our utility customer base and in water and wastewater rates. The majority of the increase in utility customer base is due to customers added through acquisitions. During the three-year period of 2000 through 2002, our utility customer base increased at an annual compound rate of 3.3%. The utility customer growth rate in 2003 was 23.8%, and reflects the additional customers obtained in the AquaSource acquisition in July 2003. In 2004, the utility customer growth rate was 11.5% and reflects the additional customers added through the Heater and Florida Water Services acquisitions. In 2006, the utility customer growth rate was 7.2%, including 44,792 customers associated with the New York Water Service Corporation acquisition which was completed on January 1, 2007. In 2007 and 2005, the utility customer growth rate was 2.6% and 3.5%, respectively. Overall, for the five-year period of 2003 through 2007, our utility customer base increased at an annual compound rate of 9.4%.

Acquisitions and Water Sale Agreements
With approximately 53,000 community water systems in the U.S. (83% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water and wastewater). The nation’s water systems range in size from large municipally-owned systems, such as the New York City water system that serves approximately 9 million people, to small systems, where a few customers share a common well. In the states where we operate, we believe there are approximately 22,000 public water systems of widely-varying size, with the majority of the population being served by government-owned water systems.
Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. According to the U.S Environmental Protection Agency’s (“EPA”) most recent survey of publicly-owned (government-owned) wastewater treatment facilities in 2004, there are approximately 16,600 such facilities in the nation serving approximately 75% of the U.S. population. The remaining population represents individual homeowners with their own treatment facilities; for example, community on-lot disposal systems and septic tank systems. The vast majority of wastewater facilities are government-owned rather than privately-owned. The EPA survey also indicated that there are approximately 9,800 wastewater facilities in operation or planned in the 13 states where we operate. In 2006 and 2005, we acquired six businesses providing on-site septic tank pumping and other wastewater-related services. These businesses presently serve customers in eastern Pennsylvania, New Jersey, Delaware, New York and Maryland, and accounted for $10,216,000 of our operating revenues for the year ended December 31, 2007.
Because of the fragmented nature of the water and wastewater utility industries, we believe that there are many potential water and wastewater system acquisition candidates throughout the United States. We believe the factors driving consolidation of these systems are:
•	the benefits of economies of scale;

•	increasingly stringent environmental regulations;

•	the need for substantial capital investment; and

•	the need for technological and managerial expertise.
We are actively exploring opportunities to expand our utility operations through acquisitions or other growth ventures. During the five-year period ended December 31, 2007, we completed 132 acquisitions or other growth ventures.
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
Water Supplies, Water Facilities and Wastewater Facilities
Our water utility operations obtain their water supplies from surface water sources such as reservoirs, lakes, ponds, rivers and streams, in addition to obtaining water from wells and purchasing water from other water suppliers. Less than 10% of our water sales are purchased from other suppliers. It is our policy to obtain and maintain the permits necessary to obtain the water we distribute. Our supplies by principal service area are as follows:
•	Pennsylvania – The principal supply of water is surface water from streams, rivers and reservoirs. Wells and interconnections with adjacent municipal authorities supplement these surface supplies. We operate 11 surface water treatment plants.

•	Ohio – Water supply is obtained for customers in Lake County from Lake Erie. Customers in Mahoning County obtain their water from man-made lakes and the Ashtabula division is supplied by purchased water obtained through an interconnection with an adjacent water utility. Water supply is obtained for customers in Stark, Williams, Richland and Summit counties from wells, complemented by an interconnect to purchase water from an adjacent municipality. In Trumbull County, customers are served from surface water sources, including an interconnection from our Pennsylvania division.

•	North Carolina – Water supply in approximately 700 non-contiguous divisions is obtained principally from wells, with several divisions purchasing water from neighboring municipalities.

•	Illinois – Water supply is obtained for customers in Kankakee County from the Kankakee River and satellite wells, while customers in Vermilion County are supplied from Lake Vermilion and groundwater sources. In Will, Lee, Boone, Lake and Knox counties, our customers are served from wells. In some areas, water supply is supplemented with purchased water obtained through interconnections with adjacent water utilities.

•	Texas – Water supply in 295 non-contiguous water systems is obtained principally from wells, supplemented in some cases by purchased water from adjacent water systems.

•	Florida – Water supply in the majority of the 70 non-contiguous divisions is obtained principally from wells, supplemented in some cases by purchased water from adjacent water systems.

•	New Jersey – Water supply is obtained principally from wells and the supply is supplemented with purchased water obtained through interconnections with adjacent water systems.

•	New York – Water supply for seven systems is obtained from wells.

•	Indiana – Water supply in three water systems is obtained principally from wells.

•	Virginia – Water supply in 103 non-contiguous divisions is obtained from wells, one division’s supply is from surface water, and 11 divisions supplement their supply with purchased water from a nearby water system.

•	Maine – Eleven non-contiguous water systems obtain their water supply as follows: six systems use groundwater, four systems use surface water and one system purchases water from a neighboring municipal district.
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
In 2006, portions of central and northern Texas experienced severe drought conditions. This necessitated the imposition of water use restrictions on approximately a dozen of our water systems in Texas, and at times required supplemental water to be trucked into a small number of systems in the Fort Worth area. In other parts of the state, dry weather increased water sales during 2006. In 2007, drought conditions subsided in Texas and all drought restrictions were lifted by the end of the year. In 2007, our operating subsidiaries in North Carolina experienced drought conditions, and resulted in the imposition of temporary water use restrictions in these areas.

We believe that our wastewater treatment facilities are generally adequate to meet the present requirements of our customers under normal conditions. In addition, we own several sewer collection systems where the wastewater is treated at a municipally-owned facility. Projects are included in our capital plans to address inflow and infiltration in the collection systems, wet weather flows at our lift stations and treatment plants, and other conditions and requirements that can affect compliance. Changes in regulatory requirements may be reflected in revised permit limits and conditions when National Pollution Discharge Elimination System (“NPDES”) permits are renewed, typically on a five-year cycle. Capital improvements are planned and budgeted to meet anticipated changes in regulations, needs for increased capacity related to projected growth and inflow and infiltration to collection systems. The various state public utility commissions have generally recognized the operating and capital costs associated with these improvements in setting wastewater rates for current customers and capacity charges for new customers.
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
Accordingly, we maintain a rate case management capability the objective of which is to provide that the tariffs of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations, capital, taxes, energy, materials and compliance with environmental regulations. We file rate increase requests to recover the capital investments that we make in improving or replacing our facilities and to recover expenses. In the states in which we operate, we are subject to economic regulation by the following state regulatory commissions:

State	Regulatory Commission
Pennsylvania	Pennsylvania Public Utility Commission
Ohio	The Public Utilities Commission of Ohio
North Carolina	North Carolina Utilities Commission
Illinois	Illinois Commerce Commission
Texas	Texas Commission on Environmental Quality
New Jersey	New Jersey Board of Public Utilities
New York	New York Public Service Commission
Florida	Florida Public Service Commission
Indiana	Indiana Utility Regulatory Commission
Virginia	Virginia State Corporation Commission
Maine	Maine Public Utilities Commission
Missouri	Missouri Public Service Commission
South Carolina	South Carolina Public Service Commission
Our water and wastewater operations are comprised of approximately 200 rate divisions, each of which requires a separate rate filing for the evaluation of the cost of service and recovery of investments in connection with the establishment of tariff rates for that rate division. Seven of the states in which we operate permit some form of consolidated rates in varying degrees, and two states currently permit us to fully consolidate state-wide rate filings within either our water or wastewater operations. Due to the length of time since the last rate increase for some of our systems and the large amount of capital improvements relative to the number of customers in some smaller systems, the proposed rate increase in some of these systems may be substantial. Also, as a result of the condition of some of the systems acquired and capital investments required to maintain compliance, some divisions are experiencing longer periods of regulatory lag. We can provide no assurance that the rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increases.

In some regulatory jurisdictions, we may seek authorization to bill our utility customers in accordance with a rate filing that is pending before the respective regulatory commission. Furthermore, some regulatory commissions authorize the use of expense deferrals and amortization in order to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request. The additional revenue billed and collected prior to the final ruling is subject to refund based on the outcome of the ruling. The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling. If the request is denied completely or in part, we could be required to refund some or all of the revenue billed to date, and write-off some or all of the deferred expenses.
Six states in which we operate water utilities, and two states in which we operate wastewater utilities, permit us to add a surcharge to water or wastewater bills to offset the additional depreciation and capital costs associated with certain capital expenditures related to replacing and rehabilitating infrastructure systems. Prior to these surcharge mechanisms being approved, water and wastewater utilities absorbed all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues. The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag. The infrastructure rehabilitation surcharge mechanism is intended to substantially reduce regulatory lag, which often acted as a disincentive to water and wastewater utilities to rehabilitate their infrastructure. In addition, our subsidiaries in certain states use a surcharge or credit on their bills to reflect changes in certain costs, such as changes in state tax rates, other taxes and purchased water, until such time as the costs are incorporated into base rates.
Currently, Pennsylvania, Illinois, Ohio, New York, Indiana and Missouri allow for the use of infrastructure rehabilitation surcharges. These mechanisms typically adjust periodically based on additional qualified capital expenditures completed or anticipated in a future period. The infrastructure rehabilitation surcharge is capped at a percentage of base rates, generally at 5% to 9% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. Infrastructure rehabilitation surcharges provided revenues of $11,507,000 in 2007, $7,873,000 in 2006 and $10,186,000 in 2005.
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

The City of Fort Wayne, Indiana has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries that we acquired in connection with the AquaSource acquisition in 2003. We had challenged whether the City was following the correct legal procedures in connection with the City’s attempted condemnation, but the State Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of our utility system at a preliminary price based on the City’s valuation. We filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of this portion of our system and the payment of $16,910,500 based on the City’s valuation of the system. In January 2008, we reached a settlement agreement with the City to transition this portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically stated that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the system to the City upon receipt of the initial valuation proceeds. The proceeds received are in excess of the book value of the assets relinquished, and the proceeds were used to pay-down short-term debt. We continue to operate this system for the City under an operating contract for 90 days, with a possible 90 day extension. The northern portion of the system relinquished represents approximately 0.5% of Aqua America’s total assets, and approximately 1% of our total customer base.
A sanitary district and a city in two of our operating divisions have also indicated interest in the acquisition, by eminent domain or otherwise, of all or a portion of the utility assets of two of our operations. Together, the systems represent approximately 3,000 customers or less than 0.5% of our total customer base. We believe that our operating subsidiaries are entitled to fair market value for these assets.
Despite the sales and possible condemnations referred to above, our primary strategy continues to be to acquire additional water and wastewater systems, to maintain our existing systems where there is a business or a strategic benefit, and to actively oppose unilateral efforts by municipal governments to acquire any of our operations, particularly for less than the fair market value of our operations or where the municipal government seeks to acquire more than it is entitled to under the applicable law or agreement.
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
Environmental compliance issues remain at various water and wastewater facilities associated with acquired systems, including facilities acquired in connection with the AquaSource acquisition completed in 2003, the Heater and Florida Water Service acquisitions completed in 2004 and the acquisitions of small utilities in Northeastern Pennsylvania over the past several years. We believe that the capital expenditures required to address these compliance issues have been budgeted in our capital program and represent less than 10% of our expected total capital expenditures over the next five years. We are parties to agreements with regulatory agencies in Texas, Florida, Indiana, Virginia and North Carolina under which we have committed to make certain improvements for environmental compliance. These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection from fines, penalties and other actions while corrective measures are being implemented. We are actively working directly with state environmental officials to implement or amend these agreements as necessary.

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
The EPA’s issuance of a rule regulating radon in tap water has been postponed repeatedly since originally proposed in 1991. Limits for radon in tap water, if promulgated, would probably become effective 4 or 5 years after promulgation. The most likely scenario is that the rule might contain two standards and states would be encouraged to adopt Multi-Media Mitigation radon reduction programs to achieve cost-effective reductions in indoor air radon levels to qualify for the higher drinking water standard. Under this scenario, a small percentage of our wells, primarily in North Carolina, Pennsylvania and Virginia could require treatment, and the total cost of compliance could approximate $5,000,000 over a five year period, or less than 1% of our planned capital program over this five year period. The likelihood of other scenarios developing in the near term is remote, and it is not possible at this time to estimate the costs of compliance.
The Safe Drinking Water Act provides for the regulation of radionuclides other than radon, such as radium and uranium. The Radionuclides Rule that became effective in 2003 left unchanged the existing standards for gross alpha and radium, but changed the monitoring protocol. The rule also added a maximum contaminant level for uranium. Under the new testing protocols, some of our smaller groundwater facilities have exceeded one or more of the radionuclide standards and required treatment by January 2008. Treatment has been installed at 42 wells and 55 other wells have been replaced, modified or abandoned in 37 systems. Twelve wells remain to be treated and eight wells are to be replaced, modified or abandoned in 15 systems in four states. Most of the remaining work will be performed in 2008. In most cases where remedies are yet to be implemented, other sources supplying the systems are in compliance, and the wells that exceed a maximum contaminant level have either been temporarily taken out of service or their use has been minimized. The future capital cost of compliance is expected to approximate $5,000,000, or approximately 2% of our planned capital program for 2008. The impact of the rulemaking is not expected to have a material impact on our results of operations or financial condition.
In order to remove or inactivate microbial organisms, rules were issued by the EPA to improve disinfection and filtration of potable water and reduce consumers’ exposure to disinfectants and by-products of the disinfection process. In the future, we may be required to install filtration or other treatment, for one currently unfiltered surface water supply. The cost of this treatment is not expected to exceed $7,000,000 and has been budgeted for 2009 and 2010. Certain small groundwater systems could be reclassified as being influenced by surface water. This may require additional treatment or the development of replacement sources of supply over time at a total cost not expected to exceed a total of $1,000,000. In addition, two systems in Florida, one in Texas, seven in North Carolina and one in Virginia have levels of disinfection by-products above the current maximum contaminant level requiring a compliance response which possibly will change the type of treatment. Five of the systems in North Carolina and one system in Virginia purchase water from an adjacent supplier, and the resolution of the problem may depend upon supplier co-operation. Treatment modifications are underway for the two Florida systems. The total remaining capital costs to address all systems is estimated to be approximately $500,000 over the next two years.
The EPA promulgated the Long Term 2 Enhanced Surface Water Treatment Rule and a Stage 2 Disinfection/Disinfection By-product Rule in January 2006. These rules are resulting in additional one-time special monitoring costs of approximately $600,000 over a four-year period from 2007 to 2011. Monitoring began for our larger systems in 2006. The results of the monitoring might require modification of treatment, including capital improvements, in future years. It is not possible at this time to reasonably project the potential impact on the capital budget, if any, from these rules, but the effect is not expected to have a material impact on our results of operations or financial condition.

A rule lowering the limit on arsenic was promulgated in 2001 by the EPA and became effective in January 2006, with a provision for further time extensions for small systems. One well system in Pennsylvania was equipped with treatment in 2004, one small system in Maine was equipped with treatment in 2005, and an existing treatment system was replaced at one system in Ohio. Treatment was installed in 2007 at one very small system in Texas, and an operating permit is expected in early 2008. One system in North Carolina will require treatment for a back-up well that is currently unused. The cost of the remaining capital improvements to fully achieve compliance with this regulation is not expected to exceed $100,000.
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
Solid Waste Disposal — The handling and disposal of residuals and solid waste generated from water and wastewater treatment facilities is governed by federal and state laws and regulations. A program is in place to monitor our facilities for compliance with regulatory requirements, and we are not aware of any significant environmental remediation costs necessary from our handling and disposal of waste material from our water and wastewater operations. However, we do anticipate capital expenditures of less than $2,000,000, that have been included within our five-year capital budget, related to the expansion and/or replacement of some of our current waste disposal facilities in Pennsylvania and Ohio, to support our large surface water treatment facilities in these states.
Dam Safety — Our subsidiaries own seventeen major dams that are subject to the requirements of the federal and state regulations related to dam safety. All major dams undergo an annual engineering inspection. We believe that all seventeen dams are structurally sound and well-maintained.
We performed studies of our dams that identified two dams in Pennsylvania and three dams in Ohio requiring capital improvements resulting from the adoption by the Department of Environmental Protection in Pennsylvania, and by the Department of Natural Resources in Ohio, of revised formulas for determining the magnitude of a probable maximum flood. Capital improvements totaling $3,100,000 were completed in 2007 to two of the dams as required by the studies. Capital improvements remain to be performed on one dam in Pennsylvania and two dams in Ohio of approximately $16,700,000 in the aggregate during the five year period 2008 to 2012, or approximately 1% of our planned capital program over this same five year period. We continue to study alternatives for these remaining dams which may change the cost estimates of these capital improvements.
Safety Standards — Our facilities and operations may be subject to inspections by representatives of the Occupational Safety and Health Administration from time to time. We maintain safety policies and procedures to comply with the Occupational Safety and Health Administration’s rules and regulations, but violations may occur from time to time, which may result in fines and penalties, which are not expected to be material. We endeavor to correct such violations promptly when they come to our attention.

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
Employee Relations
As of December 31, 2007, we employed a total of 1,585 full-time employees. Our subsidiaries are parties to 13 agreements with labor unions covering 516 employees. The agreements expire at various times between March 2008 and April 2011, except for one contract that expired in December 2007 representing 23 employees for which negotiations are continuing.
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
Investor Relations Department
Aqua America, Inc.
762 W. Lancaster Avenue
Bryn Mawr, PA 19010-3489
Telephone: 610-527-8000
The references to our Web site and the SEC’s Web site are intended to be inactive textual references only, and the contents of those Web sites are not incorporated by reference herein and should not be considered part of this or any other report that we file with or furnish to the SEC.
Item 1A. Risk Factors
In addition to the other information included or incorporated by reference in this 10-K, the following factors should be considered in evaluating our business and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial position or results of operations. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we projected. There may be additional risks about which we do not presently know or that we currently believe are immaterial which could also impair our business, financial position and results of operations.
The rates we charge our customers are subject to regulation. If we are unable to obtain government approval of our requests for rate increases, or if approved rate increases are untimely or inadequate to cover our capital investments and to recover expenses, our profitability may suffer.
The rates we charge our customers are subject to approval by the public utility commissions or similar regulatory bodies in the states in which we operate. We file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Our ability to maintain and meet our financial objectives is dependent upon the recovery of our capital investments and expenses through the rates we charge our customers. Once a rate increase petition is filed with a public utility commission, the ensuing administrative and hearing process may be lengthy and costly. The timing of our rate increase requests are therefore partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase to the extent approved. Although long-term shifts in water usage are normally taken into account by the public utility commissions in setting rates, significant short-term changes in water usage may not be fully reflected in the rates we charge. We can provide no assurances that any future rate increase request will be approved by the appropriate state public utility commission; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increase.
In some regulatory jurisdictions, we may seek authorization to bill our utility customers in accordance with a rate filing that is pending before the respective regulatory commission. Furthermore, some regulatory commissions authorize the use of expense deferrals and amortization in order to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request. The additional revenue billed and collected prior to the final ruling is subject to refund based on the outcome of the ruling. The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling. If the request is denied completely or in part, we could be required to refund some or all of the revenue billed to date, and write-off some or all of the deferred expenses.

Our business requires significant capital expenditures that are dependent on our ability to secure appropriate funding. If we are unable to obtain sufficient capital, or if the cost of borrowing increases, it may materially and adversely affect our financial condition and results of operations.
Our business is capital intensive. In addition to the capital required to fund our growth through acquisition strategy, on an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. We obtain funds for our capital expenditures from operations, contributions and advances by developers and others, equity issuances and debt issuances. Our ability to maintain and meet our financial objectives is dependent upon the availability of adequate capital. In the event we are not able to obtain sufficient capital, we may need to reduce our capital expenditures. The reduction in capital expenditures may result in reduced earnings growth, affect our ability to meet environmental laws and regulations, and may limit our ability to improve or expand our utility systems to the level we believe appropriate. There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction and maintenance. In addition, delays in completing major capital projects could delay the recovery of the capital expenditures associated with such projects through rates. If the cost of borrowing increases, we might not be able to recover increases in our cost of capital through rates. The inability to recover higher borrowing costs through rates, or the regulatory lag associated with the time that it takes to begin recovery, may adversely affect our financial condition and results of operations.
Our inability to comply with debt covenants under our credit facilities could result in prepayment obligations.
We are obligated to comply with debt covenants under some of our loan and debt agreements. Failure to comply with covenants under our credit facilities could result in an event of default, which if not cured or waived, could result in us being required to repay or finance these borrowings before their due date, could limit future borrowings, result in cross default issues and increase borrowing costs.
Federal and state environmental laws and regulations impose substantial compliance requirements on our operations. Our operating costs could be significantly increased in order to comply with new or stricter regulatory standards imposed by federal and state environmental agencies.
Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and federal and state regulations issued under these laws by the United States Environmental Protection Agency and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the United States and states. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot assure you that we have been or will be at all times in total compliance with these laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and our permits, it is possible that new or stricter standards could be imposed that will require additional capital expenditures or raise our operating costs. Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state public utility commissions or similar regulatory bodies that govern our business would approve rate increases to enable us to recover such expenditures and costs. In summary, we cannot assure you that our costs of complying with, or discharging liability under, current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.
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
An important element of our growth strategy is the acquisition and integration of water and wastewater systems in order to broaden our current, and move into new, service areas. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. It is our intent, when practical, to integrate any businesses we acquire with our existing operations. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources. Future acquisitions by us could result in:
•	dilutive issuances of our equity securities;

•	incurrence of debt and contingent liabilities;

•	failure to have effective internal control over financial reporting;

•	fluctuations in quarterly results;

•	other acquisition-related expenses; and

•	exposure to unknown or unexpected risks and liabilities.
Some or all of these items could have a material adverse effect on our business and our ability to finance our business and comply with regulatory requirements. The businesses we acquire in the future may not achieve sales and profitability that would justify our investment, and any difficulties we encounter in the integration process, including in the integration of processes necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. In addition, as consolidation becomes more prevalent in the water and wastewater industries and competition for acquisitions increases, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions.
Our water and wastewater systems may be subject to condemnations or other methods of taking by governmental entities.
In the states where our subsidiaries operate, it is possible that portions of our subsidiaries’ operations could be acquired by municipal governments by one or more of the following methods:
•	eminent domain;

•	the right of purchase given or reserved by a municipality or political subdivision when the original franchise was granted; and

•	the right of purchase given or reserved under the law of the state in which the subsidiary was incorporated or from which it received its permit given or reserved by a municipality or political subdivision when the original franchise was granted.

The price to be paid upon such an acquisition by the municipal government is usually determined in accordance with applicable law governing the taking of lands and other property under eminent domain. In other instances, the price may be negotiated, fixed by appraisers selected by the parties or computed in accordance with a formula prescribed in the law of the state or in the particular franchise or charter. We believe that our operating subsidiaries will be entitled to receive fair market value for any assets that are condemned. However, there is no assurance that the fair market value received for assets condemned will be in excess of book value.
Contamination to our water supply may result in disruption in our services and litigation which could adversely affect our business, operating results and financial condition.
Our water supplies are subject to contamination, including contamination from naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as man-made organic chemicals, and possible terrorist attacks. In the event that a water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute, where feasible, the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results and financial condition. The costs we incur to decontaminate a water source or an underground water system could be significant and could adversely affect our business, operating results and financial condition and may not be recoverable in rates. We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Our insurance policies may not be sufficient to cover the costs of these claims.
In addition to the potential pollution of our water supply as described above, in the wake of the September 11, 2001 terrorist attacks and the ensuing threats to the nation’s health and security, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant. Despite these increased security measures, we may not be in a position to control the outcome of terrorist events should they occur.
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

Dams and reservoirs present unique risks.
Several of our water systems include impounding dams and reservoirs of various sizes. Although we believe our dams are structurally sound and well-maintained, the failure of a dam could result in significant downstream property damage or injuries for which we may be liable. We inspect our dams and purchase liability insurance for such risks, but depending on the nature of the downstream damage and cause of the failure, our limits of coverage may not be sufficient. A dam failure could also result in damage to or disruption of our water treatment and pumping facilities that are often located downstream from our dams and reservoirs. Significant damage to these facilities could affect our ability to provide water to our customers and, consequently, our results of operations until the facilities and a sufficient raw water impoundment can be restored. The estimated costs to maintain our dams are included in our capital budget projections and, although such costs to date have been recoverable in rates, there can be no assurance that rate increases will be granted in a timely or sufficient manner to recover such costs in the future, if at all.
Work stoppages and other labor relations matters could adversely affect our operating results.
Approximately 30% of our workforce are unionized under 13 labor contracts (or contracts under negotiation) with labor unions, which expire over several years. We believe our labor relations are good, but in light of rising costs for healthcare and pensions, contract negotiations in the future may be difficult. We are subject to a risk of work stoppages and other labor relations matters as we negotiate with the unions to address these issues, which could affect our results of operations and financial condition. We cannot assure you that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.
Significant or prolonged disruptions in the supply of important goods or services from third parties could affect our business and results of operations.
We are dependent on a continuing flow of important goods and services from suppliers for our water and wastewater businesses. A disruption or prolonged delays in obtaining, important supplies or services, such as chemicals and electricity, could adversely affect our water or wastewater services and our ability to operate in compliance with all regulatory requirements, which could have a significant effect on our results of operations. We rely on third parties to provide certain important services (such as certain customer billing activities or utility service operations in some of our divisions) and a disruption in these services could materially and adversely affect our results of operations and financial condition.
We are increasingly dependent on the continuous and reliable operation of our information technology systems.
We rely on our information technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our treatment, storage and pumping facilities. A loss of these systems or major problems with the operation of these systems could affect our operations and have a significant material adverse effect on our results of operations.
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
The following table indicates our net property, plant and equipment, in thousands of dollars, as of December 31, 2007 in the principal states where we operate:

	Net Property,
	Plant and
	Equipment
Pennsylvania	$1,555,155	55.7%
North Carolina	214,024	7.7%
Illinois	210,270	7.5%
Ohio	202,798	7.3%
Texas	172,556	6.2%
New Jersey	137,510	4.9%
Indiana	114,994	4.1%
Florida	69,964	2.5%
New York	53,247	1.9%
Virginia	52,895	1.9%
Maine	42,204	1.5%
Inter-company eliminations and other states	(32,823)	(1.2)%

	$2,792,794	100.0%

We believe that our properties are generally maintained in good condition and in accordance with current standards of good waterworks industry practice. We believe that our facilities are adequate and suitable for the conduct of our business and to meet customer requirements under normal circumstances.
Our corporate offices are leased from our subsidiary, Aqua Pennsylvania, Inc., and are located in Bryn Mawr, Pennsylvania.
Item 3. Legal Proceedings
There are various legal proceedings in which we are involved. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings, other than as set forth below, to which we or any of our subsidiaries is a party or to which any of our properties is the subject that we believe are material or are expected to have a material adverse effect on our financial position, results of operations or cash flows.
In 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality to increase rates over a multi-year period. In accordance with authorization from the Texas Commission on Environmental Quality, our subsidiaries commenced billing for the requested rates and deferred recognition of certain expenses for financial statement purposes. Several parties have joined the proceeding to challenge the rate request. In the event our request is denied completely or in part, we could be required to refund some or all of the revenue billed to-date, and write-off some or all of the regulatory asset for the expense deferral. For more information, see the description under the section captioned “Management’s Discussion and Analysis” and refer to Note 17 – Water and Wastewater Rates in the “Notes to Consolidated Financial Statements” from the portions of our 2007 Annual Report to Shareholders filed as Exhibit 13.1 to this 10-K.

The City of Fort Wayne, Indiana has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries in Indiana. We had challenged whether the City was following the correct legal procedures in connection with the City’s attempted condemnation, but the State Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of our utility system at a preliminary price based on the City’s valuation. We filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of this portion of our system and the payment of $16,910,500 based on the City’s valuation of the system. In January 2008, we reached a settlement agreement with the City to transition this portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically stated that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the system to the City upon receipt of the initial valuation proceeds. The proceeds received are in excess of the book value of the assets relinquished, and the proceeds were used to pay-down short-term debt. We continue to operate this system for the City under an operating contract for 90 days, with a possible 90 day extension. The northern portion of the system relinquished represents approximately 0.5% of Aqua America’s total assets, and approximately 1% of our total customer base.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II
Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange and the Philadelphia Stock Exchange, under the ticker symbol WTR. As of February 11, 2008, there were approximately 28,361 holders of record of our common stock.
The following table shows the high and low intraday sales prices for our common stock as reported on the New York Stock Exchange composite transactions reporting system and the cash dividends paid per share for the periods indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2007
Dividend paid per common share	$0.115	$0.115	$0.125	$0.125	$0.4800
Dividend declared per common share	0.115	0.115	0.125	0.125	0.4800
Price range of common stock
- high	24.03	23.50	26.62	24.39	26.62
- low	20.50	21.40	21.40	18.86	18.86

2006
Dividend paid per common share	$0.1069	$0.1069	$0.115	$0.115	$0.4438
Dividend declared per common share	0.1069	0.1069	0.230	—	0.4438
Price range of common stock
- high	29.79	27.82	23.93	24.94	29.79
- low	26.50	20.13	21.13	21.54	20.13
We have paid common dividends consecutively for 63 years. Effective September 1, 2007, our Board of Directors authorized an increase of 8.7% in the dividend rate over the amount Aqua America, Inc. paid in the previous quarter. As a result of this authorization, beginning with the dividend payment in September 2007, the annualized dividend rate increased to $0.50 per share. This is the 17th dividend increase in the past 16 years and the ninth consecutive year that we have increased our dividend in excess of five percent. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant. During the past five years, our common dividends paid have averaged 60.3% of net income.

The following table summarizes the Company’s purchases of its common stock for the quarter ending December 31, 2007:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

October 1-31, 2007	926	$23.12	—	548,278
November 1-30, 2007	—	$—	—	548,278
December 1-31, 2007	—	$—	—	548,278

Total	926	$23.12	—	548,278

(1)	These amounts consist of shares we purchased from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plan is available to all employees who receive option grants under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.
Item 6. Selected Financial Data
The information appearing in the section captioned “Summary of Selected Financial Data” from the portions of our 2007 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information appearing in the section captioned “Management’s Discussion and Analysis” from the portions of our 2007 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed-rate, long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates and short-term debt, which is at floating interest rates. As of December 31, 2007, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for long-term debt are as follows:

								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value
Long-term debt:
Fixed rate	$23,927	$7,057	$54,278	$27,083	$38,611	$1,023,024	$1,173,980	$1,164,857
Variable rate	—	—	—	—	65,000	—	65,000	65,910

Total	$23,927	$7,057	$54,278	$27,083	$103,611	$1,023,024	$1,238,980	$1,230,767

Weighted average interest rate	6.51%	4.39%	6.37%	6.30%	5.27%	5.12%	5.58%
From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the “available-for-sale” marketable equity securities. As of December 31, 2006, our carrying value of certain investments, in thousands of dollars, was $499, which reflects the market value of such investments and is in excess of our original cost. During 2007, we sold these investments and as of December 31, 2007 the balance of our marketable equity securities is judged to be de minimis.
Item 8. Financial Statements and Supplementary Data
Information appearing under the captions “Consolidated Statements of Income and Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Capitalization,” “Consolidated Statements of Common Stockholders’ Equity” and “Notes to Consolidated Financial Statements” from the portions of our 2007 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein. Also, the information appearing in the sections captioned “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” from the portions of our 2007 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.
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
(b) Management’s Report on Internal Control Over Financial Reporting – The information appearing in the section captioned “Management’s Report on Internal Control Over Financial Reporting” from the portions of our 2007 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

(c) Changes in Internal Control Over Financial Reporting – No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We make available free of charge within the “Investor Relations / Corporate Governance” section of our Internet Web site, at www.aquaamerica.com, and in print to any shareholder who requests, our Corporate Governance Guidelines, the Charters of each Committee of our Board of Directors, and our Code of Ethical Business Conduct. Requests for copies may be directed to Investor Relations Department, Aqua America, Inc., 762 W. Lancaster Avenue, Bryn Mawr, PA 19010-3489. Amendments to the Code, and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on our Web site. The reference to our Web site is intended to be an inactive textual reference only, and the contents of such Web site are not incorporated by reference herein and should not be considered part of this or any other report that we file with or furnish to the SEC.
Directors of the Registrant, Audit Committee, Audit Committee Financial Expert and Filings under Section 16(a)
The information appearing in the sections captioned “Information Regarding Nominees and Directors,” “Corporate Governance – Code of Ethics, – Board Committees, and – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive Proxy Statement relating to our May 15, 2008, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Our Executive Officers
The following table and the notes thereto set forth information with respect to our executive officers, including their names, ages, positions with Aqua America, Inc. and business experience during the last five years:

		Position with
Name	Age	Aqua America, Inc. (1)

Nicholas DeBenedictis	62	Chairman, President and Chief Executive Officer (May 1993 to present); President and Chief Executive Officer (July 1992 to May 1993); Chairman and Chief Executive Officer, Aqua Pennsylvania, Inc. (July 1992 to present); President, Philadelphia Suburban Water Company (February 1995 to January 1999) (2)

Roy H. Stahl	55	Chief Administrative Officer and General Counsel (February 2007 to present); Executive Vice President and General Counsel (May 2000 to February 2007); Secretary (June 2001 to present); Senior Vice President and General Counsel (April 1991 to May 2000) (3)

David P. Smeltzer	49	Chief Financial Officer (February 2007 to present); Senior Vice President — Finance and Chief Financial Officer (December 1999 to February 2007); Vice President - Finance and Chief Financial Officer (May 1999 to December 1999); Vice President – Rates and Regulatory Relations, Philadelphia Suburban Water Company (March 1991 to May 1999) (4)

Christopher H. Franklin	43	Regional President, Aqua America – Southern Operations and Senior Vice President, Public Affairs and Customer Operations (January 2007 to present); Vice President, Public Affairs and Customer Operations (July 2002 to January 2007) (5)

Karl M. Kyriss	57	President, Aqua Mid-Atlantic Operations (February 2007 to present); President — Aqua Pennsylvania (March 2003 to present) and President, Mid-Atlantic Operations (May 2005 to February 2007) (6)

Robert G. Liptak, Jr.	60	President, Northern Operations (March 1999 to present); (7)

Mark J. Kropilak	51	Senior Vice President – Corporate Development (April 2007 to present); Corporate Counsel (October 2002 to present) and Vice President, Corporate Development (July 2002 to April 2007) (8)

Richard R. Riegler	61	Vice President — Engineering and Environmental Affairs (May 2006 to present); Senior Vice President - Engineering and Environmental Affairs (January 1999 to May 2006) (9)

Robert A. Rubin	45	Vice President, Controller and Chief Accounting Officer (May 2005 to present); Controller and Chief Accounting Officer (March 2004 to May 2005); Controller (March 1999 to March 2004) (10)

(1)	In addition to the capacities indicated, the individuals named in the above table hold other offices or directorships with subsidiaries of the Company. Officers serve at the discretion of the Board of Directors.

(2)	Mr. DeBenedictis was Secretary of the Pennsylvania Department of Environmental Resources from 1983 to 1986. From December 1986 to April 1989, he was President of the Greater Philadelphia Chamber of Commerce. Mr. DeBenedictis was Senior Vice President for Corporate and Public Affairs of Philadelphia Electric Company from April 1989 to June 1992.

(3)	From January 1984 to August 1985, Mr. Stahl was Corporate Counsel, from August 1985 to May 1988 he was Vice President — Administration and Corporate Counsel of Aqua America, Inc., and from May 1988 to April 1991 he was Vice President and General Counsel of Aqua America, Inc..

(4)	Mr. Smeltzer was Vice President — Controller of Philadelphia Suburban Water Company from March, 1986 to March 1991.

(5)	Mr. Franklin was Director of Public Affairs from January 1993 to February 1997.

(6)	Mr. Kyriss was Vice President — Northeast Region of American Water Works Services Company from 1997 to 2003.

(7)	Mr. Liptak was President of Consumers Pennsylvania Water Company from 1980 to March 1999.

(8)	Mr. Kropilak was Assistant Corporate Counsel from April 1985 to January 1990. He then served from January 1990 to February 1996 as Corporate Counsel. Mr. Kropilak was Vice President and General Counsel from February 1996 to October 2002.

(9)	Mr. Riegler was Senior Vice President – Operations, Philadelphia Suburban Water Company (April 1989 to January 1999), and from 1982 to 1984 he was Chief Engineer of Philadelphia Suburban Water Company. He then served as Vice President and Chief Engineer from 1984 to 1986 and Vice President of Operations from 1986 to 1989.

(10)	Mr. Rubin was Accounting Manager with Aqua America, Inc. from June 1989 to June 1994. He then served from June 1994 to March 1999 as Assistant Controller of Philadelphia Suburban Water Company.
Item 11. Executive Compensation
The information appearing in the sections captioned “Executive Compensation” and “Director Compensation” of the definitive Proxy Statement relating to our May 15, 2008, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership of Common Stock — The information appearing in the section captioned “Ownership of Common Stock” of the Proxy Statement relating to our May 15, 2008, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.
Securities Authorized for Issuance under Equity Compensation Plans — The following table provides information for our equity compensation plans as of December 31, 2007:
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,271,788	$18.36	2,979,855
Equity compensation plans not approved by security holders	0	0	0
Total	3,271,788	$18.36	2,979,855

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information appearing in the sections captioned “Corporate Governance – Director Independence” and “ – Policies and Procedures of Related Person Transactions” of the definitive Proxy Statement relating to our May 15, 2008, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.
Item 14. Principal Accountant Fees and Services
The information appearing in the section captioned “Proposal No. 2 – Services and Fees” of the definitive Proxy Statement relating to our May 15, 2008, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.
PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements. The following is a list of our consolidated financial statements and supplementary data incorporated by reference in Item 8 hereof:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2007 and 2006
Consolidated Statements of Income and Comprehensive Income — 2007, 2006 and 2005
Consolidated Statements of Cash Flows — 2007, 2006 and 2005
Consolidated Statements of Capitalization — December 31, 2007 and 2006
Consolidated Statements of Common Stockholders’ Equity – December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Financial Statement Schedules. All schedules to our consolidated financial statements are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.
Exhibits, Including Those Incorporated by Reference. A list of exhibits filed as part of this Form 10-K is set forth in the Exhibit Index hereto which is incorporated by reference herein. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA AMERICA, INC.
By	NICHOLAS DEBENEDICTIS
Nicholas DeBenedictis
Chairman, President and Chief Executive Officer

Date: February 26, 2008
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy H. Stahl, Chief Administrative Officer and General Counsel, and David P. Smeltzer, Chief Financial Officer, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign this Report filed herewith and any or all amendments to said Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NICHOLAS DEBENEDICTIS	DAVID P. SMELTZER

Nicholas DeBenedictis	David P. Smeltzer
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer)

ROBERT A. RUBIN	MARY C. CARROLL

Robert A. Rubin	Mary C. Carroll
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	Director

RICHARD H. GLANTON	LON R. GREENBERG

Richard H. Glanton	Lon R. Greenberg
Director	Director

WILLIAM P. HANKOWSKY	DR. CONSTANTINE PAPADAKIS

William P. Hankowsky	Dr. Constantine Papadakis
Director	Director

ELLEN T. RUFF	RICHARD L. SMOOT

Ellen T. Ruff	Richard L. Smoot
Director	Director

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

4.16	Thirty-fourth Supplemental Indenture, dated as of October 15, 2001. (15) (Exhibit 4.21)

4.17	Thirty-fifth Supplemental Indenture, dated as of January 1, 2002. (15) (Exhibit 4.22)

4.18	Thirty-sixth Supplemental Indenture, dated as of June 1, 2002. (17) (Exhibit 4.23)

4.19	Thirty-seventh Supplemental Indenture, dated as of December 15, 2002. (18) (Exhibit 4.23)

EXHIBIT INDEX

Exhibit No.	Description

4.20	Credit Agreement dated as of October 25, 2002, between Philadelphia Suburban Corporation and PNC Bank, National Association. (18) (Exhibit 4.24)

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

4.32
Eighth Amendment to Revolving Credit Agreement dated as of December 1, 2006 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Bank of America, N.A. (formerly Fleet National Bank), National City Bank dated as of December 22, 1999. (26) (Exhibit 4.32)

4.33
Ninth Amendment to Revolving Credit Agreement dated as of February 28, 2007 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Bank of America, N.A. (formerly Fleet National Bank), National City Bank dated as of December 22, 1999.

4.34
Tenth Amendment to Revolving Credit Agreement dated as of December 6, 2007 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Bank of America, N.A. (formerly Fleet National Bank), National City Bank dated as of December 22, 1999.

4.35	Forty-first Supplemental Indenture, dated as of January 1, 2007. (30) (Exhibit 4.1)

EXHIBIT INDEX

Exhibit No.	Description

4.36	Forty-second Supplemental Indenture, dated as of December 1, 2007.

10.1	Excess Benefit Plan for Salaried Employees, effective December 1, 1989* (4) (Exhibit 10.4)

10.2	Supplemental Executive Retirement Plan, effective December 1, 1989* (4) (Exhibit 10.5)

10.3	Supplemental Executive Retirement Plan, effective March 15, 1992* (1) (Exhibit 10.6)

10.4	Employment letter agreement with Mr. Nicholas DeBenedictis, dated May 20, 1992* (1) (Exhibit 10.8)

10.5	1994 Equity Compensation Plan, as amended by Amendment effective August 5, 2003* (22) (Exhibit 10.5)

10.6	Placement Agency Agreement between Philadelphia Suburban Water Company and PaineWebber Incorporated dated as of March 30, 1995 (7) (Exhibit 10.12)

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

10.17	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Philadelphia Suburban Water Company and The GMS Group, L.L.C., dated October 23, 2001 (15) (Exhibit 10.35)

EXHIBIT INDEX

Exhibit No.	Description

10.18	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Philadelphia Suburban Water Company dated as of October 15, 2001 (15) (Exhibit 10.36)

10.19	Agreement among Philadelphia Suburban Corporation, Philadelphia Suburban Water Company and Nicholas DeBenedictis, dated August 7, 2001* (15) (Exhibit 10.37)

10.20	Agreement among Philadelphia Suburban Corporation, Philadelphia Suburban Water Company and Roy H. Stahl, dated August 7, 2001* (15) (Exhibit 10.38)

10.21	Agreement among Philadelphia Suburban Corporation, Philadelphia Suburban Water Company and Richard R. Riegler, dated August 7, 2001* (15) (Exhibit 10.39)

10.22	Agreement among Philadelphia Suburban Corporation, Philadelphia Suburban Water Company and David P. Smeltzer, dated August 7, 2001* (15) (Exhibit 10.40)

10.23	Agreement among Philadelphia Suburban Corporation, Philadelphia Suburban Water Company and Richard D. Hugus, dated August 7, 2001* (22) (Exhibit 10.23)

10.24	Agreement among Aqua America, Inc. and Karl M. Kyriss* (30) (Exhibit 10.1)

10.25	Bond Purchase Agreement among the Bucks County Industrial Development Authority, Pennsylvania Suburban Water Company and Janney Montgomery Scott LLC, dated May 21, 2002 (17) (Exhibit 10.42)

10.26	Construction and Financing Agreement between the Bucks County Industrial Development Authority and Pennsylvania Suburban Water Company dated as of June 1, 2002 (17) (Exhibit 10.43)

10.27	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Pennsylvania Suburban Water Company, and The GMS Group, L.L.C., dated December 19, 2002 (18) (Exhibit 10.44)

10.28	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Pennsylvania Suburban Water Company dated as of December 15, 2002 (18) (Exhibit 10.45)

10.29	Aqua America, Inc. 2004 Equity Compensation Plan as amended by Amendment effective February 22, 2007* (26) (Exhibit 10.29)

10.30	2007 Annual Cash Incentive Compensation Plan* (26) (Exhibit 10.24)

10.31
Bond Purchase Agreement among the Northumberland County Industrial Development Authority, Aqua Pennsylvania, Inc., and Sovereign Securities Corporation, LLC, dated November 16, 2004. (25) (Exhibit 10.31)

10.32	Aqua America, Inc. 2004 Equity Compensation Plan* (23)

10.33	2005 Executive Deferral Plan* (25) (Exhibit 10.33)

10.34	Bond Purchase Agreement among the Montgomery County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 12, 2007.

10.35	2008 Annual Cash Incentive Compensation Plan*

10.36	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated May 10, 2005. (24) (Exhibit 10.36)

10.37	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2005. (16) (Exhibit 10.37)

EXHIBIT INDEX

Exhibit No.	Description

10.38	Aqua America, Inc. Dividend Reinvestment and Direct Stock Purchase Plan* (29)

10.39	Aqua America, Inc. Amended and Restated Employee Stock Purchase Plan* (16) (Exhibit 10.39)

10.40	Form of Stock Option Agreement* (16) (Exhibit 10.40)

10.41
Acceleration of Payout of 2004 and 2005 Dividend Equivalent Awards; Grants of 2006 Dividend Equivalent Awards; Performance Criteria for Acceleration of Payout of Dividend Equivalent Awards* (28) (Exhibit 10.2)

10.42	Vesting of Restricted Stock Granted in 2005; Grants of Restricted Stock* (28) (Exhibit 10.3)

10.43	Non-Employee Directors’ Compensation for 2008*

10.44	Non-Employee Directors’ Compensation for 2007* (26) (Exhibit 10.44)

10.45	Bond Purchase Agreement among the Chester County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2006. (30) (Exhibit 10.2)

10.46	Agreement among Aqua America, Inc. and Mark J. Kropilak*

13.1	Selected portions of Annual Report to Shareholders for the year ended December 31, 2007 incorporated by reference in Annual Report on Form 10-K for the year ended December 31, 2007.

21.1	Subsidiaries of Aqua America, Inc.

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

Notes -
Documents Incorporated by Reference

(1)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1992.

(2)	Indenture of Mortgage dated as of January 1, 1941 with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 were filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1983.

(3)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1988.

(4)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1989.

(5)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1991.

(6)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.

(7)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(8)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(9)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996.

(10)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(11)	Filed as an Exhibit to Form 8-K filed August 7, 1997.

(12)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(13)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

(14)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(15)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2001.

(16)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2005.

(17)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(18)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2002.

(19)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(20)	Filed as an Exhibit to Form 8-K filed December 9, 2004.

(21)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(22)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2003.

(23)	Filed as Appendix C to definitive Proxy Statement dated April 2, 2004.

(24)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(25)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2004.

(26)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2006.

(27)	Filed as an Exhibit to Form 8-K filed March 7, 2005.

(28)	Filed as an Exhibit to Form 8-K filed March 13, 2006.

(29)	Filed as a Registration Statement on Form S-3 on February 18, 2005.

(30)	Filed an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

*	Indicates management contract or compensatory plan or arrangement.