Form 10-Q
period 2008-03-31
AQUA AMERICA INC
filed 2008-05-07
CIK 78128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 22, 2008.
133,630,229.

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES
Part 1 — Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	March 31,	December 31,
	2008	2007
Assets
Property, plant and equipment, at cost	$3,599,293	$3,573,996
Less: accumulated depreciation	797,170	781,202

Net property, plant and equipment	2,802,123	2,792,794

Current assets:
Cash and cash equivalents	16,509	14,540
Accounts receivable and unbilled revenues, net	73,674	82,921
Inventory, materials and supplies	10,165	8,803
Prepayments and other current assets	9,771	9,247

Total current assets	110,119	115,511

Regulatory assets	160,429	164,034
Deferred charges and other assets, net	40,833	41,321
Funds restricted for construction activity	75,503	76,621
Goodwill	36,876	36,631

	$3,225,883	$3,226,912

Liabilities and Stockholders’ Equity
Common stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 134,333,632 and 134,099,240 in 2008 and 2007	$67,167	$67,050
Capital in excess of par value	578,836	572,050
Retained earnings	348,007	350,364
Treasury stock, 705,453 and 699,090 shares in 2008 and 2007	(13,295)	(13,166)

Total common stockholders’ equity	980,715	976,298

Minority interest	2,029	1,979
Long-term debt, excluding current portion	1,213,640	1,215,053
Commitments and contingencies	—	—

Current liabilities:
Current portion of long-term debt	11,956	23,927
Loans payable	83,827	56,918
Accounts payable	23,420	45,801
Accrued interest	14,095	15,741
Accrued taxes	21,591	16,686
Other accrued liabilities	19,572	24,139

Total current liabilities	174,461	183,212

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	307,966	307,651
Customers’ advances for construction	82,378	85,773
Regulatory liabilities	12,479	12,460
Other	65,861	68,797

Total deferred credits and other liabilities	468,684	474,681

Contributions in aid of construction	386,354	375,689

	$3,225,883	$3,226,912

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007

Operating revenues	$139,283	$137,301

Costs and expenses:
Operations and maintenance	64,304	60,295
Depreciation	21,481	20,136
Amortization	1,173	1,209
Taxes other than income taxes	12,109	11,916

	99,067	93,556

Operating income	40,216	43,745

Other expense (income):
Interest expense, net	17,130	16,549
Allowance for funds used during construction	(956)	(721)
Gain on sale of other assets	—	(69)

Income before income taxes	24,042	27,986
Provision for income taxes	9,721	11,128

Net income	$14,321	$16,858

Net income	$14,321	$16,858
Other comprehensive income, net of tax:
Unrealized holding gain on investments	—	5

Comprehensive income	$14,321	$16,863

Net income per common share:
Basic	$0.11	$0.13

Diluted	$0.11	$0.13

Average common shares outstanding during the period:
Basic	133,415	132,353

Diluted	133,970	133,243

Cash dividends declared per common share	$0.125	$0.115

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands of dollars, except per share amounts)
(UNAUDITED)

		March 31,	December 31,
		2008	2007
Common stockholders’ equity:
Common stock, $.50 par value		$67,167	$67,050
Capital in excess of par value		578,836	572,050
Retained earnings		348,007	350,364
Treasury stock		(13,295)	(13,166)

Total common stockholders’ equity		980,715	976,298

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range

0.00% to 0.99%	2024 to 2034	2,655	2,719
1.00% to 1.99%	2009 to 2035	21,114	21,368
2.00% to 2.99%	2019 to 2027	26,348	26,376
3.00% to 3.99%	2010 to 2023	17,800	18,013
4.00% to 4.99%	2020 to 2041	196,650	196,707
5.00% to 5.99%	2012 to 2043	317,929	317,913
6.00% to 6.99%	2008 to 2036	99,730	109,730
7.00% to 7.99%	2008 to 2025	32,957	35,186
8.00% to 8.99%	2021 to 2025	34,995	35,055
9.00% to 9.99%	2008 to 2026	77,114	77,609
10.00% to 10.99%	2018 to 2018	6,000	6,000

		833,292	846,676

Notes payable to bank under revolving credit agreement, variable rate, due May 2012		65,000	65,000
Unsecured notes payable:
Notes of 4.87%, due 2010 through 2023		135,000	135,000
Notes ranging from 5.00% to 5.99%, due 2014 through 2037		192,132	192,132
Notes of 6.05%, due in 2008		172	172

		1,225,596	1,238,980
Current portion of long-term debt		11,956	23,927

Long-term debt, excluding current portion		1,213,640	1,215,053

Total capitalization		$2,194,355	$2,191,351

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY
(In thousands of dollars)
(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2007	$67,050	$572,050	$350,364	$(13,166)	$976,298
Net income	—	—	14,321	—	14,321
Net cash settlement of a portion of forward equity sale agreement	—	2,662	—	—	2,662
Dividends paid	—	—	(16,678)	—	(16,678)
Sale of stock (141,251 shares)	67	2,407	—	154	2,628
Repurchase of stock (13,969 shares)	—	—	—	(283)	(283)
Equity compensation plan (32,000 shares)	16	(16)	—	—	—
Exercise of stock options (68,747 shares)	34	617	—	—	651
Stock-based compensation	—	1,054	—	—	1,054
Employee stock plan tax benefits	—	62	—	—	62

Balance at March 31, 2008	$67,167	$578,836	$348,007	$(13,295)	$980,715

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$14,321	$16,858
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	22,654	21,345
Deferred income taxes	1,672	2,412
Gain on sale of other assets	—	(69)
Stock-based compensation	978	963
Net decrease in receivables, inventory and prepayments	6,155	2,214
Net increase (decrease) in payables, accrued interest, accrued taxes and other accrued liabilities	(877)	918
Other	(1,029)	2,981

Net cash flows from operating activities	43,874	47,622

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $956 and $721	(56,467)	(60,701)
Acquisitions of utility systems and other, net	—	(27,843)
Proceeds from the sale of other assets	16,947	721
Additions to funds restricted for construction activity	(556)	(49,172)
Release of funds previously restricted for construction activity	1,676	2,631
Other	(5)	2

Net cash flows used in investing activities	(38,405)	(134,362)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	1,769	2,511
Repayments of customers’ advances	(850)	(1,089)
Net proceeds (repayments) of short-term debt	26,909	(6,496)
Proceeds from long-term debt	56	84,240
Repayments of long-term debt	(13,508)	(1,696)
Change in cash overdraft position	(6,938)	(8,150)
Proceeds from exercised stock options	651	1,082
Stock-based compensation windfall tax benefits	82	200
Proceeds from issuing common stock	2,628	2,524
Repurchase of common stock	(283)	(103)
Dividends paid on common stock	(16,678)	(15,220)
Net cash settlement of a portion of forward equity sale agreement	2,662	—

Net cash flows from (used in) financing activities	(3,500)	57,803

Net increase (decrease) in cash and cash equivalents	1,969	(28,937)
Cash and cash equivalents at beginning of period	14,540	44,039

Cash and cash equivalents at end of period	$16,509	$15,102

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 1 Basis of Presentation
The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. (the “Company”) at March 31, 2008, the consolidated statements of income and comprehensive income for the three months ended March 31, 2008 and 2007, the consolidated statements of cash flow for the three months ended March 31, 2008 and 2007, and the consolidated statement of common stockholders’ equity for the three months ended March 31, 2008, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in common stockholders’ equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.
Note 2 Dispositions
The City of Fort Wayne, Indiana has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries that the Company acquired in connection with the AquaSource acquisition in 2003. The Company had challenged whether the City was following the correct legal procedures in connection with the City’s attempted condemnation, but the State Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of the Company’s utility system at a preliminary price based on the City’s valuation. The Company has filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of the northern portion of the Company’s system and the payment of $16,911 based on the City’s valuation of this portion of the system. In January 2008, the Company reached a settlement with the City to transition the northern portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically stated that the final valuation of the portion of the Company’s system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, the Company turned over the system to the City upon receipt of the initial valuation payment. The proceeds received are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. Depending upon the outcome of the legal proceeding, the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represents approximately 0.5% of the Company’s total assets.

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

	Three Months Ended
	March 31,
	2008	2007
Average common shares outstanding during the period for basic computation	133,415	132,353
Effect of dilutive securities:
Employee stock options	555	817
Forward equity shares	—	73

Average common shares outstanding during the period for diluted computation	133,970	133,243

For the three months ended March 31, 2008 and 2007, employee stock options to purchase 1,697,647 and 1,183,700 shares of common stock, respectively, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods. For the three months ended March 31, 2008, the calculation excludes the shares outstanding under the forward equity sale agreement, because the effect would have been anti-dilutive, as the forward price was greater than the market price.
Note 4 Stockholders’ Equity
In August 2006, the Company entered into a forward equity sale agreement for 3,525,000 shares of common stock with a third-party (the “forward purchaser”) and as of March 31, 2008, 2,775,000 shares remain under contract. In connection with the forward equity sale agreement, the forward purchaser borrowed an equal number of shares of the Company’s common stock from stock lenders and sold the borrowed shares to the public. The Company will not receive any proceeds from the sale of its common stock by the forward purchaser until settlement of the shares underlying the forward equity sale agreement. The actual proceeds to be received by the Company will vary depending upon the settlement date, the number of shares designated for settlement on that settlement date and the method of settlement. The Company intends to use any proceeds received upon settlement of the forward equity sale agreement to fund the Company’s future capital expenditure program and acquisitions, and for working capital and other general corporate purposes. The forward equity sale agreement is accounted for as an equity instrument and was recorded at a fair value of $0 at inception. The fair value will not be adjusted so long as the Company continues to meet the accounting requirements for equity instruments.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
The Company may elect to settle the forward equity sale agreement by means of a physical share settlement, net cash settlement, or net share settlement, on a settlement date or dates, no later than August 1, 2008. The forward equity sale agreement provides that the forward price will be computed based upon the initial forward price of $21.857 per share. Under limited circumstances or certain unanticipated events, the forward purchaser also has the ability to require the Company to physically settle the forward equity sale agreement in shares prior to the maturity date. As of March 31, 2008, the maximum number of shares that could be required to be issued by the Company to settle the forward equity sale agreement is 2,775,000 shares. As of March 31, 2008, a net cash settlement under the forward equity sale agreement would have resulted in a payment by the forward purchaser to the Company of $9,979 or a net share settlement would have resulted in the Company receiving 531,358 shares from the forward purchaser. For each increase or decrease of one dollar in the average market price of the Company’s common stock above or below the forward price on March 31, 2008, the cash settlement option from the Company’s perspective would decrease or increase by $2,775 and the net share settlement option would decrease by 140,293 shares or increase by 156,074 shares, respectively.
In March 2008, the Company elected to perform a net cash settlement under the forward equity sale agreement of 750,000 shares of the Company’s common stock, which resulted in payment of $2,662 by the forward purchaser to the Company. No shares were issued in connection with the net cash settlement and the payment received was recorded as an increase to common stockholders’ equity.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 5 Stock-based Compensation
Under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), as approved by the shareholders to replace the 1994 Equity Compensation Plan (the “1994 Plan”), qualified and nonqualified stock options may be granted to officers, key employees and consultants at prices equal to the market price of the stock on the day of the grant. Officers and key employees may also be granted dividend equivalents and restricted stock. Restricted stock may also be granted to non-employee members of the Board of Directors. The 2004 Plan authorizes 4,900,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2004 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the plans to any one individual in any one year is 200,000. Awards under the 2004 Plan are made by a committee of the Board of Directors. At March 31, 2008, 2,356,788 shares underlying stock option and restricted stock awards were still available for grant under the 2004 Plan, although under the terms of the 2004 Plan, terminated, expired or forfeited grants under the 1994 Plan and shares withheld to satisfy tax withholding requirements under the plan may be re-issued under the 2004 plan.
Stock Options-During the three months ended March 31, 2008 and 2007, the Company recognized compensation cost associated with stock options as a component of operations and maintenance expense of $788 and $766, respectively. For the three months ended March 31, 2008 and 2007, the Company recognized income tax benefits associated with stock options in its income statement of $79 and $107, respectively. In addition, the Company capitalized compensation costs associated with stock options within property, plant and equipment of $95 and $152 during the three months ended March 31, 2008 and 2007, respectively.
The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model. The per share weighted-average fair value at the date of grant for stock options granted during the three months ended March 31, 2008 and 2007 was $4.12 and $5.52 per option, respectively. The following assumptions were used in the application of this valuation model:

	2008	2007
Expected term (years)	5.2	5.2
Risk-free interest rate	3.0%	4.7%
Expected volatility	23.7%	22.5%
Dividend yield	2.24%	1.95%
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

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
The following table summarizes stock option transactions for the three months ended March 31, 2008:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	3,271,788	$18.36
Granted	622,350	20.18
Forfeited	(15,119)	24.99
Expired	(16,164)	24.88
Exercised	(68,747)	9.47

Outstanding at end of period	3,794,108	$18.76	6.9	$8,954

Exercisable at end of period	2,628,216	$17.09	5.8	$8,954

Restricted Stock—During the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation related to restricted stock awards as operations and maintenance expense in the amounts of $190 and $197, respectively. The following table summarizes nonvested restricted stock transactions for the three months ended March 31, 2008:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	69,445	$24.17
Granted	32,000	19.92
Vested	(26,444)	23.55
Forfeited	—	—

Nonvested shares at end of period	75,001	$22.58

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 6 Pension Plans and Other Postretirement Benefits
The Company maintains qualified defined benefit pension plans, nonqualified pension plans and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the Company’s employees, mortality, turnover, and medical costs. The following tables provide the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended
	March 31,
	2008	2007
Service cost	$1,153	$1,257
Interest cost	3,049	2,926
Expected return on plan assets	(2,998)	(2,711)
Amortization of transition asset	(52)	(29)
Amortization of prior service cost	66	31
Amortization of actuarial loss	64	261
Capitalized costs	(620)	(593)

Net periodic benefit cost	$662	$1,142

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2008	2007
Service cost	$271	$271
Interest cost	544	491
Expected return on plan assets	(448)	(377)
Amortization of transition obligation	26	24
Amortization of prior service cost	(70)	(22)
Amortization of actuarial loss	58	11
Amortization of regulatory asset	38	38
Capitalized costs	(123)	(210)

Net periodic benefit cost	$296	$226

The Company made cash contributions of $4,327 to its defined benefit pension plans during the first three months of 2008 and intends to make cash contributions of $7,859 to the plans during the remainder of 2008. In addition, the Company made a cash contribution of $1,034 to its other postretirement benefit plans during the first three months of 2008 and expects to make additional cash contributions of approximately $1,926 for the funding of the plans during the remainder of 2008.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 7 Water and Wastewater Rates
During the first three months of 2008, certain of the Company’s operating divisions in North Carolina and Ohio were granted rate increases designed to increase total operating revenues on an annual basis by approximately $2,148.
In 2004, the Company’s operating subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality (“TCEQ”) to increase rates by $11,920 over a multi-year period. The application seeks to increase annual revenues in phases and is accompanied by a plan to defer and amortize a portion of the Company’s depreciation, operating and other tax expense over a similar multi-year period, such that the impact on operating income approximates the requested amount during the first years that the new rates are in effect. The application is currently pending before the TCEQ and several parties have joined the proceeding to challenge the rate request. The Company commenced billing for the requested rates and implemented the deferral plan in 2004. The additional revenue billed and collected prior to the final ruling is subject to refund based on the outcome of the ruling. The revenue recognized and the expenses deferred by the Company reflect an estimate of the final outcome of the ruling. In 2007, the TCEQ held a hearing in which the Administrative Law Judges issued a proposed decision that supported the rate application. In March 2008, the TCEQ held a hearing to review the case; however no ruling was rendered and a second hearing is expected to be scheduled for mid-year 2008 to address the open issues. As of March 31, 2008, the Company has deferred $12,382 of operating costs and $3,659 of rate case expenses and recognized $28,329 of revenue that is subject to refund based on the outcome of the final commission order. Based on the Company’s review of the present circumstances, no reserve is considered necessary for the revenue recognized to date or for the deferred operating costs and rate case expense.
Note 8 Taxes Other than Income Taxes
The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2008	2007

Property	$6,857	$6,439
Capital Stock	773	856
Gross receipts, excise and franchise	1,956	1,875
Payroll	1,871	2,066
Other	652	680

Total taxes other than income	$12,109	$11,916

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 9 Segment Information
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
The following tables present the Company’s segment information:

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$136,469	$2,814	$139,283	$134,588	$2,713	$137,301
Operations and maintenance expense	62,267	2,037	64,304	57,588	2,707	60,295
Depreciation	21,938	(457)	21,481	20,584	(448)	20,136
Operating income	39,380	836	40,216	43,678	67	43,745
Interest expense, net of AFUDC	15,398	776	16,174	14,745	1,083	15,828
Income tax	9,975	(254)	9,721	11,884	(756)	11,128
Net income	14,007	314	14,321	17,080	(222)	16,858
Capital expenditures	56,416	51	56,467	59,541	1,160	60,701

	March 31,	December 31,
	2008	2007
Total assets:
Regulated	$3,222,403	$3,223,681
Other	3,480	3,231

Consolidated	$3,225,883	$3,226,912

Note 10 Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that this new pronouncement will not have an effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) establishes principles for recognizing assets and liabilities acquired in a business combination, contractual contingencies and certain acquired contingencies to be measured at their fair values at the acquisition date. This statement requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning January 1, 2009. With the adoption of SFAS No. 141(R), the Company’s accounting for business combinations will change on a prospective basis beginning with transactions closing in the first quarter of 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company believes this statement will not have a material impact on its consolidated results of operations or consolidated financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. The Company adopted SFAS No. 159 as required on January 1, 2008, and did not elect the fair value option for any of its existing financial assets and liabilities. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies when other statements require or permit the fair value measurement of assets and liabilities. This statement does not expand the use of fair value measurement. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 as required on January 1, 2008 for all financial assets and liabilities, and this statement did not have a material impact on the Company’s consolidated results of operations or consolidated financial position. The Company is currently assessing the potential effect of SFAS No. 157 on all non-financial assets and liabilities.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the completion of various construction projects; the projected timing and annual value of rate increases; the recovery of certain costs and capital investments through rate increase requests; the projected effects of recent accounting pronouncements, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “intends,” “will,” “continue” or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, and our ability to assimilate acquired operations. In addition to these uncertainties or factors, our future results may be affected by the factors and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.
General Information
Nature of Operations - Aqua America, Inc. (“we” or “us”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 3 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, New York, Florida, Indiana, Virginia, Maine, Missouri, and South Carolina. Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, which are located in the suburban areas north and west of the City of Philadelphia and in 23 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties, and septage hauling services, close to our utility companies’ service territories. Aqua America, which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, Inc. formerly known as Philadelphia Suburban Water Company. In the early 1990’s we embarked on a growth through acquisition strategy focused on water and wastewater operations. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of New York Water Service Corporation in 2007. Since the early 1990’s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry and has extended the company’s regulated operations from southeastern Pennsylvania to include operations in 12 other states.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Financial Condition
During the first three months of 2008, we had $56,467 of capital expenditures, repaid $850 of customer advances for construction and repaid debt and made sinking fund contributions and other loan repayments of $13,508. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other.
At March 31, 2008, we had $16,509 of cash and cash equivalents compared to $14,540 at December 31, 2007. During the first three months of 2008, we used the proceeds from the issuance of common stock, internally generated funds, available working capital, the proceeds of $2,662 from the net cash settlement of a portion of the forward equity sale agreement, and the proceeds of $16,911 from turning over to the City of Fort Wayne, the northern portion of our utility system in Fort Wayne, Indiana to fund the cash requirements discussed above and to pay dividends. At March 31, 2008, we had short-term lines of credit of $154,000, of which $70,173 was available.
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

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Results of Operations
Analysis of First Quarter of 2008 Compared to First Quarter of 2007
Revenues for the quarter increased $1,982 or 1.4% primarily due to additional revenues from infrastructure rehabilitation surcharges of $1,978, additional water and wastewater revenues of $1,460 associated with a larger customer base due to acquisitions, revenues associated with the granting of rate increases of $821, offset partially by the loss of utility revenues of $792 associated with utility systems sold, and decreased water consumption compared to the first quarter of 2007.
Operations and maintenance expenses increased by $4,009 or 6.6% primarily due to additional expenses associated with bad debt expense of $796, an increase in costs associated with acquisitions of $573, an increase in fuel costs of $413, and normal increases in other operating costs, offset partially by reduced insurance expenses of $756. The increase in fuel costs of $413 is a result of an increase in the cost of fuel utilized to fuel our service vehicles.
Depreciation expense increased $1,345 or 6.7% reflecting the utility plant placed in service since March 31, 2007.
Amortization decreased $36 or 3.0% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $193 or 1.6% due to additional property taxes associated with an increase in the taxable value of property, offset partially by a decrease in payroll taxes.
Interest expense increased by $581 or 3.5% primarily due to additional borrowings to finance capital projects, offset partially by decreased interest rates on short-term borrowings and long-term debt.
Allowance for funds used during construction (“AFUDC”) increased by $235 or 32.6% primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.
Gain on sale of other assets totaled $69 in the first quarter of 2007. There were no land sales or sales of other assets in the first quarter of 2008.
Our effective income tax rate was 40.4% in the first quarter of 2008 and 39.8% in the first quarter of 2007. The effective income tax rate increased due to a lower tax deduction for qualified domestic production activities in the first quarter of 2008 than the same period in 2007.
Net income for the quarter decreased by $2,537 or 15.0%, in comparison to the same period in 2007 primarily as a result of the factors described above. On a diluted per share basis, earnings decreased $0.02 reflecting the change in net income and a 0.5% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through the employee stock and incentive plan, and the dividend reinvestment plan.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Impact of Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We believe that this new pronouncement will not have an effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141(R) establishes principles for recognizing assets and liabilities acquired in a business combination, contractual contingencies and certain acquired contingencies to be measured at their fair values at the acquisition date. This statement requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS No. 141(R) is effective for our fiscal year beginning January 1, 2009. With the adoption of SFAS No. 141(R), our accounting for business combinations will change on a prospective basis beginning with transactions closing in the first quarter of 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS No. 160 is effective for our fiscal year beginning January 1, 2009. We believe this statement will not have a material impact on our consolidated results of operations or consolidated financial position.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. We adopted SFAS No. 159 as required on January 1, 2008, and did not elect the fair value option for any of our existing financial assets and liabilities. The adoption of this statement did not have a material impact on our consolidated results of operations or consolidated financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies when other statements require or permit the fair value measurement of assets and liabilities. This statement does not expand the use of fair value measurement. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 as required on January 1, 2008 for all financial assets and liabilities, and this statement did not have a material impact on our consolidated results of operations or consolidated financial position. We are currently assessing the potential effect of SFAS No. 157 on all non-financial assets and liabilities.

AQUA AMERICA, INC. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. There have been no significant changes in our exposure to market risks since December 31, 2007. Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information.
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
Part II. Other Information
Item 1. Legal Proceedings
In 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality to increase rates over a multi-year period. In accordance with authorization from the Texas Commission on Environmental Quality, our subsidiaries commenced billing for the requested rates and deferred recognition of certain expenses for financial statement purposes. Several parties have joined the proceeding to challenge the rate request. In the event our request is denied completely or in part, we could be required to refund some or all of the revenue billed to-date, and write-off some or all of the regulatory asset for the expense deferral. For more information, see the description under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007, and refer to “Note 7 — Water and Wastewater Rates” to the Consolidated Financial Statements of Aqua America, Inc. and subsidiaries in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

AQUA AMERICA, INC. AND SUBSIDIARIES
The City of Fort Wayne, Indiana has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries in Indiana. We had challenged whether the City was following the correct legal procedures in connection with the City’s attempted condemnation, but the State Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of our utility system at a preliminary price based on the City’s valuation. We filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of this portion of our system and the payment of $16,910,500 based on the City’s valuation of the system. In January 2008, we reached a settlement agreement with the City to transition this portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically stated that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the system to the City upon receipt of the initial valuation payment. The proceeds received are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. Depending upon the outcome of the legal proceeding, we may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represents approximately 0.5% of Aqua America’s total assets.
There are no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of their properties is the subject that are material or are expected to have a material effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”) under “Part 1, Item 1A - Risk Factors”. The risks described in our Form 10-K are not the only risks facing the Company. Additional risks that we do not presently know or that we currently believe are immaterial could also impair our business or financial position.

AQUA AMERICA, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Aqua America’s purchases of its common stock for the quarter ended March 31, 2008:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

January 1 - 31, 2008	2,929	$21.36	—	548,278
February 1 - 29, 2008	11,040	$19.95	—	548,278
March 1 - 31, 2008	—	$—	—	548,278

Total	13,969	$20.25	—	548,278

(1)	These amounts consist of shares we purchased from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plans is available to all employees who receive option grants under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.

AQUA AMERICA, INC. AND SUBSIDIARIES
Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.
May 7, 2008

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