Form 10-Q
period 2008-06-30
AQUA AMERICA INC
filed 2008-08-07
CIK 78128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008

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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 23, 2008.
134,860,178.

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

Part I — Financial Information

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	June 30,	December 31,
	2008	2007
Assets
Property, plant and equipment, at cost	$3,686,570	$3,573,996
Less: accumulated depreciation	814,323	781,202

Net property, plant and equipment	2,872,247	2,792,794

Current assets:
Cash and cash equivalents	14,800	14,540
Accounts receivable and unbilled revenues, net	81,864	82,921
Inventory, materials and supplies	10,912	8,803
Prepayments and other current assets	12,286	9,247

Total current assets	119,862	115,511

Regulatory assets	158,805	164,034
Deferred charges and other assets, net	43,888	41,321
Funds restricted for construction activity	62,568	76,621
Goodwill	36,867	36,631

	$3,294,237	$3,226,912

Liabilities and Stockholders’ Equity
Common stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 135,555,067 and 134,099,240 in 2008 and 2007	$67,778	$67,050
Capital in excess of par value	613,352	572,050
Retained earnings	353,854	350,364
Treasury stock, 694,889 and 699,090 shares in 2008 and 2007	(13,059)	(13,166)
Accumulated other comprehensive income	189	—

Total common stockholders’ equity	1,022,114	976,298

Minority interest	2,096	1,979
Long-term debt, excluding current portion	1,212,423	1,215,053
Commitments and contingencies	—	—

Current liabilities:
Current portion of long-term debt	7,002	23,927
Loans payable	79,725	56,918
Accounts payable	28,256	45,801
Accrued interest	15,031	15,741
Accrued taxes	11,261	16,686
Other accrued liabilities	22,289	24,139

Total current liabilities	163,564	183,212

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	326,990	307,651
Customers’ advances for construction	83,115	85,773
Regulatory liabilities	12,734	12,460
Other	65,407	68,797

Total deferred credits and other liabilities	488,246	474,681

Contributions in aid of construction	405,794	375,689

	$3,294,237	$3,226,912

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007

Operating revenues	$290,034	$287,925

Costs and expenses:
Operations and maintenance	129,450	123,629
Depreciation	42,100	40,592
Amortization	2,185	2,442
Taxes other than income taxes	22,954	22,747

	196,689	189,410

Operating income	93,345	98,515

Other expense (income):
Interest expense, net	34,193	32,990
Allowance for funds used during construction	(2,056)	(1,463)
Gain on sale of other assets	(553)	(388)

Income before income taxes	61,761	67,376
Provision for income taxes	24,888	26,791

Net income	$36,873	$40,585

Net income	$36,873	$40,585
Other comprehensive income, net of tax:
Unrealized holding gain on investments	189	218

Comprehensive income	$37,062	$40,803

Net income per common share:
Basic	$0.28	$0.31

Diluted	$0.28	$0.30

Average common shares outstanding during the period:
Basic	133,549	132,504

Diluted	133,998	133,404

Cash dividends declared per common share	$0.25	$0.23

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended
	June 30,
	2008	2007

Operating revenues	$150,751	$150,624

Costs and expenses:
Operations and maintenance	65,146	63,334
Depreciation	20,619	20,456
Amortization	1,012	1,233
Taxes other than income taxes	10,845	10,831

	97,622	95,854

Operating income	53,129	54,770

Other expense (income):
Interest expense, net	17,063	16,441
Allowance for funds used during construction	(1,100)	(742)
Gain on sale of other assets	(553)	(319)

Income before income taxes	37,719	39,390
Provision for income taxes	15,167	15,663

Net income	$22,552	$23,727

Net income	$22,552	$23,727
Other comprehensive income, net of tax:
Unrealized holding gain on investments	189	213

Comprehensive income	$22,741	$23,940

Net income per common share:
Basic	$0.17	$0.18

Diluted	$0.17	$0.18

Average common shares outstanding during the period:
Basic	133,683	132,652

Diluted	134,060	133,520

Cash dividends declared per common share	$0.125	$0.115

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands of dollars, except per share amounts)
(UNAUDITED)

		June 30,	December 31,
		2008	2007
Common stockholders’ equity:
Common stock, $.50 par value		$67,778	$67,050
Capital in excess of par value		613,352	572,050
Retained earnings		353,854	350,364
Treasury stock		(13,059)	(13,166)
Accumulated other comprehensive income		189	—

Total common stockholders’ equity		1,022,114	976,298

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2024 to 2034	2,656	2,719
1.00% to 1.99%	2009 to 2035	20,734	21,368
2.00% to 2.99%	2019 to 2027	26,579	26,376
3.00% to 3.99%	2010 to 2023	17,161	18,013
4.00% to 4.99%	2020 to 2041	196,594	196,707
5.00% to 5.99%	2012 to 2043	317,896	317,913
6.00% to 6.99%	2008 to 2036	99,730	109,730
7.00% to 7.99%	2012 to 2025	32,724	35,186
8.00% to 8.99%	2021 to 2025	34,933	35,055
9.00% to 9.99%	2010 to 2026	72,114	77,609
10.00% to 10.99%	2018 to 2018	6,000	6,000

		827,121	846,676

Notes payable to bank under revolving credit agreement, variable rate, due May 2012		50,000	65,000
Unsecured notes payable:
Notes of 4.87%, due 2010 through 2023		135,000	135,000
Notes ranging from 5.00% to 5.99%, due 2014 through 2037		207,132	192,132
Notes of 6.05%, due in 2008		172	172

		1,219,425	1,238,980
Current portion of long-term debt		7,002	23,927

Long-term debt, excluding current portion		1,212,423	1,215,053

Total capitalization		$2,234,537	$2,191,351

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY
(In thousands of dollars)
(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive
	Stock	Par Value	Earnings	Stock	Income	Total
Balance at December 31, 2007	$67,050	$572,050	$350,364	$(13,166)	$—	$976,298
Net income	—	—	36,873	—	—	36,873
Net cash settlements of forward equity sale agreement	—	11,011	—	—	—	11,011
Unrealized holding gain on investments, net of income tax of $102	—	—	—	—	189	189
Dividends paid	—	—	(33,383)	—	—	(33,383)
Sale of stock (1,309,052 shares)	645	26,590	—	402	—	27,637
Repurchase of stock (14,587 shares)	—	—	—	(295)	—	(295)
Equity compensation plan (39,000 shares)	20	(20)	—	—	—	—
Exercise of stock options (126,563 shares)	63	1,373	—	—	—	1,436
Stock-based compensation	—	2,224	—	—	—	2,224
Employee stock plan tax benefits	—	124	—	—	—	124

Balance at June 30, 2008	$67,778	$613,352	$353,854	$(13,059)	$189	$1,022,114

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands of dollars)
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$36,873	$40,585
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	44,285	43,034
Deferred income taxes	20,180	4,797
Gain on sale of other assets	(553)	(388)
Stock-based compensation	2,029	2,344
Net increase in receivables, inventory and prepayments	(2,628)	(14,875)
Net decrease in payables, accrued interest, accrued taxes and other accrued liabilities	(20,099)	(19,807)
Other	(2,098)	5,250

Net cash flows from operating activities	77,989	60,940

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $2,056 and $1,463	(110,523)	(107,669)
Acquisitions of utility systems and other, net	(1,600)	(41,346)
Proceeds from the sale of other assets	17,060	1,067
Additions to funds restricted for construction activity	(951)	(49,890)
Release of funds previously restricted for construction activity	15,004	4,159
Other	73	1,880

Net cash flows used in investing activities	(80,937)	(191,799)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	3,866	5,308
Repayments of customers’ advances	(1,589)	(2,324)
Net proceeds of short-term debt	22,807	56,301
Proceeds from long-term debt	15,442	85,990
Repayments of long-term debt	(35,113)	(19,242)
Change in cash overdraft position	(8,714)	(6,646)
Proceeds from exercised stock options	1,436	3,910
Stock-based compensation windfall tax benefits	103	695
Proceeds from issuing common stock	27,637	5,051
Repurchase of common stock	(295)	(252)
Dividends paid on common stock	(33,383)	(30,473)
Proceeds from net cash settlements of forward equity sale agreement	11,011	—

Net cash flows from financing activities	3,208	98,318

Net increase (decrease) in cash and cash equivalents	260	(32,541)
Cash and cash equivalents at beginning of period	14,540	44,039

Cash and cash equivalents at end of period	$14,800	$11,498

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 1 Basis of Presentation
The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at June 30, 2008, the consolidated statements of income and comprehensive income for the six months and the three months ended June 30, 2008 and 2007, the consolidated statements of cash flow for the six months ended June 30, 2008 and 2007, and the consolidated statement of common stockholders’ equity for the six months ended June 30, 2008, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in common stockholders’ equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.
Note 2 Dispositions
The City of Fort Wayne, Indiana has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries that the Company acquired in connection with the AquaSource acquisition in 2003. The Company had challenged whether the City was following the correct legal procedures in connection with the City’s condemnation, but the State Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of the Company’s utility system at a preliminary price based on the City’s valuation. The Company has filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of the northern portion of the Company’s system and the payment of $16,911 based on the City’s valuation of this portion of the system. In January 2008, the Company reached a settlement with the City to transition the northern portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically states that the final valuation of the portion of the Company’s system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, the Company turned over the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission is also reviewing the transfer of the Certificate of Territorial Authority for our northern system to the City. A decision on the Commission’s review is expected in the third quarter of 2008. The proceeds received are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. Depending upon the outcome of the legal proceeding, the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represents approximately 0.5% of the Company’s total assets.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 3 Long-term Debt and Loans Payable
In May 2008, the Company issued $15,000 of unsecured notes which are due in 2022 with an interest rate of 5.4%. Proceeds from the sales of these notes were used to repay short-term borrowings.
Note 4 Net Income per Common Share
Basic net income per common share is based on the weighted average number of common shares outstanding. Diluted net income per common share is based on the weighted average number of common shares outstanding and potentially dilutive shares. The dilutive effect of employee stock options and shares issuable under the forward equity sale agreement (from the date the Company entered into the forward equity sale agreement to the settlement dates) is included in the computation of diluted net income per common share. The dilutive effect of stock options and shares issuable under the forward equity sale agreement is calculated using the treasury stock method and expected proceeds upon exercise of the stock options and settlement of the forward equity sale agreement. The following table summarizes the shares, in thousands, used in computing basic and diluted net income per common share:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Average common shares outstanding during the period for basic computation	133,549	132,504	133,683	132,652
Effect of dilutive securities:
Employee stock options	449	839	377	819
Forward equity shares	—	61	—	49

Average common shares outstanding during the period for diluted computation	133,998	133,404	134,060	133,520

For the six months and three months ended June 30, 2008, employee stock options to purchase 1,650,796 and 2,245,247 shares of common stock, respectively, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods. For the six months and three months ended June 30, 2007, employee stock options to purchase 1,151,700 shares of common stock were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 5 Stockholders’ Equity
In August 2006, the Company entered into a forward equity sale agreement for 3,525,000 shares of common stock with a third-party (the “forward purchaser”) and as of June 30, 2008, no shares remain under contract. In connection with the forward equity sale agreement, the forward purchaser borrowed an equal number of shares of the Company’s common stock from stock lenders and sold the borrowed shares to the public. The Company would not receive any proceeds from the sale of its common stock by the forward purchaser until settlement of the shares underlying the forward equity sale agreement. Under the forward equity sale agreement, the Company could elect to settle by means of a physical share settlement, net cash settlement, or net share settlement, on a settlement date or dates, no later than August 1, 2008. The actual proceeds received by the Company varied depending upon the settlement date, the number of shares designated for settlement on that settlement date and the method of settlement. The Company used the proceeds received upon settlement of the forward equity sale agreement to fund the Company’s future capital expenditure program and acquisitions, and for working capital and other general corporate purposes. The forward equity sale agreement provided that the forward price would be computed based upon the initial forward price of $21.857 per share.
In March 2008, the Company elected to perform a net cash settlement under the forward equity sale agreement of 750,000 shares of the Company’s common stock, which resulted in payment of $2,662 by the forward purchaser to the Company. No shares were issued in connection with the net cash settlement and the payment received was recorded as an increase to common stockholders’ equity.
In June 2008, the Company elected to perform a net cash settlement under the forward equity sale agreement of 1,775,000 shares of the Company’s common stock, which resulted in payment of $8,349 by the forward purchaser to the Company. No shares were issued in connection with the net cash settlement and the payment received was recorded as an increase to common stockholder’s equity. Also in June 2008, the Company settled the remaining 1,000,000 shares under the forward equity sale agreement by physical settlement. As a result, the Company issued 1,000,000 shares of common stock and received proceeds from the forward purchaser of $22,318 or $22.318 per share. The forward equity sale agreement has now been completely settled and there are no additional shares subject to the forward equity sale agreement.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 6 Stock-based Compensation
Under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), as approved by the shareholders to replace the 1994 Equity Compensation Plan (the “1994 Plan”), qualified and nonqualified stock options may be granted to officers, key employees and consultants at prices equal to the market price of the stock on the day of the grant. Officers and key employees may also be granted dividend equivalents and restricted stock. Restricted stock may also be granted to non-employee members of the Board of Directors. The 2004 Plan authorizes 4,900,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2004 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the plans to any one individual in any one year is 200,000. Awards under the 2004 Plan are made by a committee of the Board of Directors. At June 30, 2008, 2,412,193 shares underlying stock option and restricted stock awards were still available for grant under the 2004 Plan, although under the terms of the 2004 Plan, terminated, expired or forfeited grants under the 1994 Plan and shares withheld to satisfy tax withholding requirements under the plan may be re-issued under the 2004 plan.
Stock Options—During the six months ended June 30, 2008 and 2007, the Company recognized compensation cost associated with stock options as a component of operations and maintenance expense of $1,500 and $1,634, respectively. During the three months ended June 30, 2008 and 2007, the Company recognized compensation cost associated with stock options as a component of operations and maintenance expense of $712 and $867, respectively. For the six months ended June 30, 2008 and 2007, the Company recognized income tax benefits associated with stock options in its income statement of $151 and $239, respectively. For the three months ended June 30, 2008 and 2007, the Company recognized income tax benefits associated with stock options in its income statement of $72 and $132, respectively. In addition, the Company capitalized compensation costs associated with stock options within property, plant and equipment of $212 and $284 during the six months ended June 30, 2008 and 2007; and $117 and $132 during the three months ended June 30, 2008 and 2007, respectively.
The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model. The per share weighted-average fair value at the date of grant for stock options granted during the six months ended June 30, 2008 and 2007 was $4.12 and $5.52 per option, respectively. There were no stock options granted during the three months ended June 30, 2008 and 2007. The following assumptions were used in the application of this valuation model:

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
The following table summarizes stock option transactions for the six months ended June 30, 2008:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	3,271,788	$18.36
Granted	622,350	20.18
Forfeited	(43,527)	23.15
Expired	(50,161)	23.37
Exercised	(126,563)	11.35

Outstanding at end of period	3,673,887	$18.78	6.6	$4,444

Exercisable at end of period	2,541,000	$17.11	5.5	$4,444

Restricted Stock—During the six months ended June 30, 2008 and 2007, the Company recorded stock-based compensation related to restricted stock awards as operations and maintenance expense in the amounts of $529 and $710, respectively. During the three months ended June 30, 2008 and 2007, the Company recorded stock-based compensation related to restricted stock awards as operations and maintenance expense in the amounts of $339 and $513, respectively. The following table summarizes nonvested restricted stock transactions for the six months ended June 30, 2008:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	69,445	$24.17
Granted	44,000	19.20
Vested	(41,444)	21.73
Forfeited	(5,000)	23.38

Nonvested shares at end of period	67,001	$22.48

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 7 Pension Plans and Other Postretirement Benefits
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

	Pension Benefits
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$2,306	$2,478	$1,153	$1,221
Interest cost	6,098	5,782	3,049	2,856
Expected return on plan assets	(5,996)	(5,587)	(2,998)	(2,876)
Amortization of transition asset	(104)	(87)	(52)	(58)
Amortization of prior service cost	132	95	66	64
Amortization of actuarial loss	128	794	64	533
Capitalized costs	(1,287)	(1,290)	(667)	(697)

Net periodic benefit cost	$1,277	$2,185	$615	$1,043

	Other
	Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$542	$570	$271	$299
Interest cost	1,088	1,007	544	516
Expected return on plan assets	(896)	(751)	(448)	(374)
Amortization of transition obligation	52	221	26	197
Amortization of prior service cost	(140)	(199)	(70)	(177)
Amortization of actuarial loss	116	95	58	84
Amortization of regulatory asset	69	76	31	38
Capitalized costs	(255)	(454)	(132)	(244)

Net periodic benefit cost	$576	$565	$280	$339

The Company made cash contributions of $7,861 to its defined benefit pension plans during the first six months of 2008 and intends to make cash contributions of $4,505 to the plans during the remainder of 2008. In addition, the Company made a cash contribution of $1,034 to its other postretirement benefit plans during the first six months of 2008 and expects to make additional cash contributions of approximately $1,926 for the funding of the plans during the remainder of 2008.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 8 Water and Wastewater Rates
During the first six months of 2008, certain of the Company’s operating divisions in Ohio, North Carolina, Virginia, and Florida were granted rate increases designed to increase total operating revenues on an annual basis by approximately $5,379. On July 31, 2008, the Pennsylvania Public Utility Commission granted the Company’s operating subsidiary in Pennsylvania a $34,428 water rate increase, on an annualized basis. The rates in effect at the time of the filing included $14,269 in Distribution System Improvement Charges (“DSIC”) or 5% above prior base rates. Consequently, the total base rates increased by $48,697, and the DSIC was reset to zero. In addition, on July 14, 2008, the Company’s operating division in New Jersey was granted a rate increase designed to increase total operating revenues on an annual basis by approximately $4,100.
In 2004, the Company’s operating subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality (“TCEQ”) to increase rates, on an annualized basis, by $11,920 over a multi-year period. The application seeks to increase annual revenues in phases and is accompanied by a plan to defer and amortize a portion of the Company’s depreciation, operating and other tax expense over a similar multi-year period, such that the impact on operating income approximates the requested amount during the first years that the new rates are in effect. The application is currently pending before the TCEQ and several parties have joined the proceeding to challenge the rate request. The Company commenced billing for the requested rates and implemented the deferral plan in 2004. The additional revenue billed and collected prior to the final ruling is subject to refund based on the outcome of the ruling. The revenue recognized and the expenses deferred by the Company reflect an estimate of the final outcome of the ruling. In 2007, the TCEQ held a hearing in which the Administrative Law Judges issued a proposed decision that supported the rate application. In March and June 2008, the TCEQ held hearings to review the case and move toward a final decision. While all major issues were reviewed by the TCEQ, no ruling was rendered. An additional hearing is expected to be scheduled during the third quarter of 2008. As of June 30, 2008, the Company has deferred $12,382 of operating costs and $3,502 of rate case expenses and recognized $31,023 of revenue that is subject to refund based on the outcome of the final commission order. Based on the Company’s review of the present circumstances, no reserve is considered necessary for the revenue recognized to date or for the deferred operating costs and rate case expense.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 9 Taxes Other than Income Taxes
The following table provides the components of taxes other than income taxes:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Property	$12,908	$12,080	$6,050	$5,642
Capital Stock	1,541	1,711	767	854
Gross receipts, excise and franchise	3,779	3,934	1,822	2,059
Payroll	3,377	3,635	1,506	1,569
Other	1,349	1,387	700	707

Total taxes other than income	$22,954	$22,747	$10,845	$10,831

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 10 Segment Information
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
The following tables present the Company’s segment information:

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$147,604	$3,147	$150,751	$147,026	$3,598	$150,624
Operations and maintenance expense	62,236	2,910	65,146	60,932	2,402	63,334
Depreciation	21,749	(1,130)	20,619	20,911	(455)	20,456
Operating income	52,074	1,055	53,129	53,408	1,362	54,770
Interest expense, net of AFUDC	15,595	368	15,963	15,136	563	15,699
Income tax	14,982	185	15,167	15,707	(44)	15,663
Net income	22,046	506	22,552	22,874	853	23,727
Capital expenditures	53,959	97	54,056	46,405	563	46,968

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$284,073	$5,961	$290,034	$281,614	$6,311	$287,925
Operations and maintenance expense	124,503	4,947	129,450	118,520	5,109	123,629
Depreciation	43,687	(1,587)	42,100	41,495	(903)	40,592
Operating income	91,454	1,891	93,345	97,086	1,429	98,515
Interest expense, net of AFUDC	30,993	1,144	32,137	29,881	1,646	31,527
Income tax	24,957	(69)	24,888	27,591	(800)	26,791
Net income	36,053	820	36,873	39,954	631	40,585
Capital expenditures	110,375	148	110,523	105,946	1,723	107,669

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	June 30,	December 31,
	2008	2007
Total assets:
Regulated	$3,286,626	$3,223,681
Other	7,611	3,231

Consolidated	$3,294,237	$3,226,912

Note 11 Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP). This statement intends to improve financial reporting by simplifying the GAAP hierarchy. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company believes that this pronouncement will not have an effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that this pronouncement will not have an effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.
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

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Forward-looking Statements
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
General Information
Nature of Operations — Aqua America, Inc. (“we” or “us”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 3 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, New York, Florida, Indiana, Virginia, Maine, Missouri, and South Carolina. Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, which are located in the suburban areas north and west of the City of Philadelphia and in 23 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties, and septage hauling services, close to our utility companies’ service territories. Aqua America, which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, Inc. formerly known as Philadelphia Suburban Water Company. In the early 1990’s we embarked on a growth through acquisition strategy focused on water and wastewater operations. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of New York Water Service Corporation in 2007. Since the early 1990’s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry and has extended the company’s regulated operations from southeastern Pennsylvania to include operations in 12 other states.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Financial Condition
During the first half of 2008, we had $110,523 of capital expenditures, repaid $1,589 of customer advances for construction and repaid debt and made sinking fund contributions and other loan repayments of $35,113. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other.
At June 30, 2008, we had $14,800 of cash and cash equivalents compared to $14,540 at December 31, 2007. During the first half of 2008, we used the proceeds from the issuance of common stock, internally generated funds, available working capital, the proceeds of $22,318 from the physical settlement of a portion of the forward equity sale agreement, the proceeds of $11,011 from the net cash settlements of a portion of the forward equity sale agreement, the proceeds of $16,911 from turning over to the City of Fort Wayne, the northern portion of our utility system in Fort Wayne, Indiana, to fund the cash requirements discussed above and to pay dividends. In May, 2008, we issued $15,000 of unsecured notes due in 2022, with an interest rate of 5.4%. We used the proceeds from the issuance of these notes to repay short-term borrowings. At June 30, 2008, we had short-term lines of credit of $154,000, of which $74,275 was available.
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

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Results of Operations
Analysis of First Six Months of 2008 Compared to First Six Months of 2007
Revenues for the first six months increased $2,109 or 0.7% primarily due to infrastructure rehabilitation surcharges of $3,139, additional revenues of $2,648 associated with acquisitions, and additional revenues of $1,323 resulting from increased water and wastewater rates implemented in various operating subsidiaries, offset by the loss of utility revenues of $1,733 associated with utility systems sold, and decreased water consumption as compared to the first six months of 2007. The decrease in water consumption is due to unfavorable weather conditions experienced by our customers during the first half of 2008 that reduced water usage, and lower commercial / industrial water sales.
Operations and maintenance expenses increased by $5,821 or 4.7% primarily due to additional expenses associated with acquisitions of $1,440, additional bad debt expense of $1,129, an increase in fuel costs of $731, and normal increases in other operating costs, offset partially by reduced expenses of $1,167 associated with the disposition of the northern portion of our utility system in Ft. Wayne, Indiana. The increase in fuel costs of $731 is a result of an increase in the cost of fuel utilized to fuel our service vehicles.
Depreciation expense increased $1,508 or 3.7% reflecting the utility plant placed in service since June 30, 2007, offset partially by acquisition adjustments recognized in the second quarter of 2008 that reduced depreciation by $735.
Amortization decreased $257 or 10.5% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $207 or 0.9% due to additional property taxes associated with an increase in the taxable value of property, offset partially by decreases in payroll, capital stock, and gross receipts, excise and franchise taxes.
Interest expense increased by $1,203 or 3.6% primarily due to additional borrowings to finance capital projects, offset by a decrease in interest rates on short-term borrowings.
Allowance for funds used during construction (“AFUDC”) increased by $593 primarily due to an increase in the average balance of utility plant construction work in progress to which AFUDC is applied.
Gain on sale of other assets totaled $553 in the first half of 2008 and $388 in the first half of 2007. The increase of $165 is due to the timing of sales of land and other property.
Our effective income tax rate was 40.3% in the first half of 2008 and 39.8% in the first half of 2007. The effective income tax rate increased due to the absence of a tax credit for qualified domestic production activities in the first six months of 2008 versus the same period in 2007 for which a tax credit was recorded.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Net income for the first six months decreased by $3,712 or 9.1%, in comparison to the same period in 2007 primarily as a result of the factors described above. On a diluted per share basis, earnings decreased by $0.02 reflecting the change in net income and a 0.4% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our employee stock and incentive plan, and our dividend reinvestment plan.
Analysis of Second Quarter of 2008 Compared to Second Quarter of 2007
Revenues for the quarter increased $127 or 0.1% primarily due to additional revenues from infrastructure rehabilitation surcharges of $1,521, additional water and wastewater revenues of $1,188 associated with a larger customer base due to acquisitions, and revenues associated with the granting of rate increases of $502, offset partially by the loss of utility revenues of $941 associated with utility systems sold, and decreased water consumption compared to the second quarter of 2007. The decreased water consumption is due to unfavorable weather conditions experienced in Illinois, Pennsylvania, and New Jersey, and drought restrictions in North Carolina that reduced customer water usage.
Operations and maintenance expenses increased by $1,812 or 2.9% primarily due to an increase in costs associated with acquisitions of $867, additional expenses associated with bad debt expense of $333, an increase in fuel costs of $318, and normal increases in other operating costs, offset partially by reduced expenses of $643 associated with the disposition of the northern portion of our utility system in Ft. Wayne, Indiana. The increase in fuel costs of $318 is a result of an increase in the cost of fuel utilized to fuel our service vehicles.
Depreciation expense increased $163 or 0.8% reflecting the utility plant placed in service since June 30, 2007, offset partially by acquisition adjustments recognized in the second quarter of 2008 that reduced depreciation by $735.
Amortization decreased $221 or 17.9% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $14 or 0.1% due to additional property taxes associated with an increase in the taxable value of property, offset partially by a decrease in gross receipts and capital stock taxes.
Interest expense increased by $622 or 3.8% primarily due to additional borrowings to finance capital projects, offset partially by decreased interest rates on short-term borrowings and long-term debt.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Allowance for funds used during construction (“AFUDC”) increased by $358 primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.
Gain on sale of other assets totaled $553 in the second quarter of 2008 and $319 in the second quarter of 2007. The increase of $234 is due to the timing of sales of land and other property.
Our effective income tax rate was 40.2% in the second quarter of 2008 and 39.8% in the second quarter of 2007. The effective income tax rate increased due to the absence of a tax credit for qualified domestic production activities in the second quarter of 2008 versus the same period in 2007 for which a tax credit was recorded.
Net income for the quarter decreased by $1,175 or 5.0%, in comparison to the same period in 2007 primarily as a result of the factors described above. On a diluted per share basis, earnings decreased $0.01 reflecting the change in net income and a 0.4% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our employee stock and incentive plan, our dividend reinvestment plan, and the issuance of shares associated with the physical settlement of a portion of the forward equity sale agreement.
Impact of Recent Accounting Pronouncements
We describe the impact of recent accounting pronouncements in Note 11, Recent Accounting Pronouncements, of the consolidated financial statements.

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
Part II. Other Information
Item 1. Legal Proceedings
In 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality to increase rates over a multi-year period. In accordance with authorization from the Texas Commission on Environmental Quality, our subsidiaries commenced billing for the requested rates and deferred recognition of certain expenses for financial statement purposes. Several parties have joined the proceeding to challenge the rate request. In the event our request is denied completely or in part, we could be required to refund some or all of the revenue billed to-date, and write-off some or all of the regulatory asset for the expense deferral. For more information, see the description under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007, and refer to “Note 8 — Water and Wastewater Rates” to the Consolidated Financial Statements of Aqua America, Inc. and subsidiaries in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

AQUA AMERICA, INC. AND SUBSIDIARIES
The City of Fort Wayne, Indiana has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries in Indiana. We had challenged whether the City was following the correct legal procedures in connection with the City’s condemnation, but the State Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of our utility system at a preliminary price based on the City’s valuation. We filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of this portion of our system and the payment of $16,910,500 based on the City’s valuation of the system. In January 2008, we reached a settlement agreement with the City to transition this portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically states that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission is also reviewing the transfer of the Certificate of Territorial Authority for our northern system to the City. A decision on the Commission’s review is expected in the third quarter of 2008. The proceeds received are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. Depending upon the outcome of the legal proceeding, we may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represents approximately 0.5% of Aqua America’s total assets.
There are no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of their properties is the subject that are material or are expected to have a material effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”) under “Part 1, Item 1A — Risk Factors”. The risks described in our Form 10-K are not the only risks facing the Company. Additional risks that we do not presently know or that we currently believe are immaterial could also impair our business, financial position, or future results and prospects.

AQUA AMERICA, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Aqua America’s purchases of its common stock for the quarter ended June 30, 2008:
Issuer Purchases of Equity Securities

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

April 1 – 30, 2008	425	$19.46	—	548,278
May 1 – 31, 2008	193	$19.25	—	548,278
June 1 – 30, 2008	—	$—	—	548,278

Total	618	$19.39	—	548,278

(1)	These amounts consist of shares we purchased from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plans is available to all employees who receive option grants under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.

AQUA AMERICA, INC. AND SUBSIDIARIES
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of Aqua America, Inc. was held on May 15, 2008 at the Drexelbrook Banquet Facility & Corporate Events Center, Drexelbrook Drive and Valley Road, Drexel Hill, Pennsylvania, pursuant to the Notice sent on or about April 7, 2008 to all shareholders of record at the close of business on March 24, 2008. At that meeting:
(1)	The following nominees were elected as directors of Aqua America, Inc. for terms expiring in the year 2011 and received the votes set forth adjacent to their names below:

Name of Nominee	For	Withheld
Mary C. Carroll	99,506,345	2,845,599
Dr. Constantine Papadakis	100,044,605	2,307,339
Ellen T. Ruff	100,375,200	1,976,744
Since the Board of Directors is divided into three classes with one class elected each year to hold office for a three-year term, the term of office for the following directors continued after the Annual Meeting: Nicholas DeBenedictis; Richard H. Glanton; Lon R. Greenberg; William P. Hankowsky; Richard L. Smoot; and Andrew J. Sordoni, III.
(2)	The appointment of PricewaterhouseCoopers LLP as the independent registered public accountants for the fiscal year ending December 31, 2008 was ratified by the following vote of:

For	Against	Abstain
100,234,328	1,584,413	533,200

AQUA AMERICA, INC. AND SUBSIDIARIES
Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.
August 7, 2008

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