Form 10-Q
period 2008-09-30
AQUA AMERICA INC
filed 2008-11-07
CIK 78128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008

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

Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 22, 2008.
135,163,540.

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES
Part 1 — Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
	2008	2007
Assets
Property, plant and equipment, at cost	$3,759,696	$3,573,996
Less: accumulated depreciation	837,180	781,202

Net property, plant and equipment	2,922,516	2,792,794

Current assets:
Cash and cash equivalents	15,968	14,540
Accounts receivable and unbilled revenues, net	94,086	82,921
Inventory, materials and supplies	11,124	8,803
Prepayments and other current assets	8,693	9,247

Total current assets	129,871	115,511

Regulatory assets	162,983	164,034
Deferred charges and other assets, net	50,422	41,321
Funds restricted for construction activity	60,268	76,621
Goodwill	37,979	36,631

	$3,364,039	$3,226,912

Liabilities and Stockholders’ Equity
Common stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 135,849,342 and 134,099,240 in 2008 and 2007	$67,924	$67,050
Capital in excess of par value	618,827	572,050
Retained earnings	354,112	350,364
Treasury stock, 685,802 and 699,090 shares in 2008 and 2007	(12,828)	(13,166)
Accumulated other comprehensive income	(16)	—

Total common stockholders’ equity	1,028,019	976,298

Minority interest	2,140	1,979
Long-term debt, excluding current portion	1,211,388	1,215,053
Commitments and contingencies	—	—

Current liabilities:
Current portion of long-term debt	7,123	23,927
Loans payable	103,069	56,918
Accounts payable	30,801	45,801
Accrued interest	15,030	15,741
Accrued taxes	17,287	16,686
Dividends payable	18,247	—
Other accrued liabilities	26,726	24,139

Total current liabilities	218,283	183,212

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	341,875	307,651
Customers’ advances for construction	71,892	85,773
Regulatory liabilities	12,762	12,460
Other	62,573	68,797

Total deferred credits and other liabilities	489,102	474,681

Contributions in aid of construction	415,107	375,689

	$3,364,039	$3,226,912

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007

Operating revenues	$467,132	$453,416

Costs and expenses:
Operations and maintenance	196,193	190,698
Depreciation	64,909	61,657
Amortization	4,000	3,603
Taxes other than income taxes	34,111	33,596

	299,213	289,554

Operating income	167,919	163,862

Other expense (income):
Interest expense, net	51,207	50,093
Allowance for funds used during construction	(3,032)	(2,118)
Gain on sale of other assets	(1,085)	(648)

Income before income taxes	120,829	116,535
Provision for income taxes	48,576	46,432

Net income	$72,253	$70,103

Net income	$72,253	$70,103
Other comprehensive income, net of tax:
Unrealized holding gain on investments	193	1,121
Reclassification adjustment for gains reported in net income	(209)	—

Comprehensive income	$72,237	$71,224

Net income per common share:
Basic	$0.54	$0.53

Diluted	$0.54	$0.53

Average common shares outstanding during the period:
Basic	134,013	132,675

Diluted	134,423	133,527

Cash dividends declared per common share	$0.5100	$0.3550

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	September 30,
	2008	2007

Operating revenues	$177,098	$165,491

Costs and expenses:
Operations and maintenance	66,743	67,069
Depreciation	22,809	21,065
Amortization	1,815	1,161
Taxes other than income taxes	11,157	10,849

	102,524	100,144

Operating income	74,574	65,347

Other expense (income):
Interest expense, net	17,014	17,103
Allowance for funds used during construction	(976)	(655)
Gain on sale of other assets	(532)	(260)

Income before income taxes	59,068	49,159
Provision for income taxes	23,688	19,641

Net income	$35,380	$29,518

Net income	$35,380	$29,518
Other comprehensive income, net of tax:
Unrealized holding gain on investments	4	903
Reclassification adjustment for gains reported in net income	(209)	—

Comprehensive income	$35,175	$30,421

Net income per common share:
Basic	$0.26	$0.22

Diluted	$0.26	$0.22

Average common shares outstanding during the period:
Basic	134,932	133,003

Diluted	135,279	133,834

Cash dividends declared per common share	$0.2600	$0.1250

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands of dollars, except per share amounts)
(UNAUDITED)

		September 30,	December 31,
		2008	2007
Common stockholders’ equity:
Common stock, $.50 par value		$67,924	$67,050
Capital in excess of par value		618,827	572,050
Retained earnings		354,112	350,364
Treasury stock		(12,828)	(13,166)
Accumulated other comprehensive income		(16)	—

Total common stockholders’ equity		1,028,019	976,298

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):

Interest Rate Range	Maturity Date Range

0.00% to 0.99%	2024 to 2034	2,638	2,719
1.00% to 1.99%	2009 to 2035	21,694	21,368
2.00% to 2.99%	2019 to 2027	12,350	26,376
3.00% to 3.99%	2010 to 2023	30,828	18,013
4.00% to 4.99%	2020 to 2041	196,272	196,707
5.00% to 5.99%	2011 to 2043	317,924	317,913
6.00% to 6.99%	2008 to 2036	99,730	109,730
7.00% to 7.99%	2012 to 2025	32,486	35,186
8.00% to 8.99%	2021 to 2025	34,871	35,055
9.00% to 9.99%	2010 to 2026	71,414	77,609
10.00% to 10.99%	2018 to 2018	6,000	6,000

		826,207	846,676

Notes payable to bank under revolving credit agreement, variable rate, due May 2012		50,000	65,000
Unsecured notes payable:
Notes of 4.87%, due 2010 through 2023		135,000	135,000
Notes ranging from 5.00% to 5.99%, due 2014 through 2037		207,132	192,132
Note of 6.05%, due in 2008		172	172

		1,218,511	1,238,980
Current portion of long-term debt		7,123	23,927

Long-term debt, excluding current portion		1,211,388	1,215,053

Total capitalization		$2,239,407	$2,191,351

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS’ EQUITY
(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive
	Stock	Par Value	Earnings	Stock	Income	Total
Balance at December 31, 2007	$67,050	$572,050	$350,364	$(13,166)	$—	$976,298
Net income	—	—	72,253	—	—	72,253
Net cash settlements of forward equity sale agreement	—	11,011	—	—	—	11,011
Unrealized holding gain on investments, net of income tax of $104	—	—	—	—	193	193
Reclassification adjustment for gains reported in net income, net of income tax of $112	—	—	—	—	(209)	(209)
Dividends paid	—	—	(50,258)	—	—	(50,258)
Dividends declared	—	—	(18,247)	—	—	(18,247)
Stock issued for acquisitions (125,723 shares)	63	1,937	—	—	—	2,000
Sale of stock (1,471,305 shares)	721	29,011	—	636	—	30,368
Repurchase of stock (14,769 shares)	—	—	—	(298)	—	(298)
Equity compensation plan (46,250 shares)	23	(23)	—	—	—	—
Exercise of stock options (134,881 shares)	67	1,471	—	—	—	1,538
Stock-based compensation	—	3,230	—	—	—	3,230
Employee stock plan tax benefits	—	140	—	—	—	140

Balance at September 30, 2008	$67,924	$618,827	$354,112	$(12,828)	$(16)	$1,028,019

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$72,253	$70,103
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	68,909	65,260
Deferred income taxes	34,558	7,861
Gain on sale of utility system	(4,118)	—
Gain on sale of other assets	(1,085)	(648)
Stock-based compensation	2,942	3,308
Net increase in receivables, inventory and prepayments	(13,484)	(20,492)
Net increase in payables, accrued interest, accrued taxes and other accrued liabilities	438	4,701
Other	(4,322)	3,120

Net cash flows from operating activities	156,091	133,213

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $3,032 and $2,118	(188,063)	(175,783)
Acquisitions of utility systems and other, net	(14,225)	(41,815)
Proceeds from the sale of other assets	19,304	3,535
Additions to funds restricted for construction activity	(1,219)	(50,591)
Release of funds previously restricted for construction activity	17,572	9,939
Other	(44)	1,942

Net cash flows used in investing activities	(166,675)	(252,773)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	5,332	7,854
Repayments of customers’ advances	(2,996)	(3,245)
Net proceeds of short-term debt	46,151	76,382
Proceeds from long-term debt	16,850	89,994
Repayments of long-term debt	(37,444)	(35,172)
Change in cash overdraft position	(8,349)	(12,574)
Proceeds from exercised stock options	1,538	6,760
Stock-based compensation windfall tax benefits	107	1,293
Proceeds from issuing common stock	30,368	7,759
Repurchase of common stock	(298)	(842)
Dividends paid on common stock	(50,258)	(47,106)
Proceeds from net cash settlements of forward equity sale agreement	11,011	—

Net cash flows from financing activities	12,012	91,103

Net increase (decrease) in cash and cash equivalents	1,428	(28,457)
Cash and cash equivalents at beginning of period	14,540	44,039

Cash and cash equivalents at end of period	$15,968	$15,582

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 1 Basis of Presentation
The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at September 30, 2008, the consolidated statements of income and comprehensive income for the nine months and the three months ended September 30, 2008 and 2007, the consolidated statements of cash flow for the nine months ended September 30, 2008 and 2007, and the consolidated statement of common stockholders’ equity for the nine months ended September 30, 2008, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in common stockholders’ equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2008 and March 31, 2008. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.
Note 2 Dispositions
The City of Fort Wayne, Indiana has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries that the Company acquired in connection with the AquaSource acquisition in 2003. The Company had challenged whether the City was following the correct legal procedures in connection with the City’s condemnation, but the State Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of the Company’s utility system at a preliminary price based on the City’s valuation. The Company has filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of the northern portion of the Company’s system and the payment of $16,911 based on the City’s valuation of this portion of the system. In January 2008, the Company reached a settlement with the City to transition the northern portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically states that the final valuation of the portion of the Company’s system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, the Company turned over the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for the Company’s northern system to the City. The proceeds received are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. Depending upon the outcome of the legal proceeding the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represents approximately 0.5% of the Company’s total assets.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
In August 2008, the Company sold a water and wastewater utility system in Illinois for net proceeds of $10,500, which consisted of $1,900 in cash and the issuance of a 25-year note receivable of $8,600 that bears interest at 7.25% and provides for semi-annual principal and interest payments. The sale resulted in the recognition of a gain on the sale of these assets, net of expenses, of $4,118. The gain is reported in the consolidated statement of income as a reduction to operations and maintenance expense.
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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Average common shares outstanding during the period for basic computation	134,013	132,675	134,932	133,003
Effect of dilutive securities:
Employee stock options	410	757	347	672
Forward equity shares	—	95	—	159

Average common shares outstanding during the period for diluted computation	134,423	133,527	135,279	133,834

For the nine months and three months ended September 30, 2008, employee stock options to purchase 2,217,746 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods. For the nine months and three months ended September 30, 2007, employee stock options to purchase 1,109,581 and 531,731 shares of common stock, respectively, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 5 Stockholders’ Equity
In August 2006, the Company entered into a forward equity sale agreement for 3,525,000 shares of common stock with a third-party (the “forward purchaser”) and as of June 27, 2008, no shares remain under contract. In connection with the forward equity sale agreement, the forward purchaser borrowed an equal number of shares of the Company’s common stock from stock lenders and sold the borrowed shares to the public. The Company did not receive any proceeds from the sale of its common stock by the forward purchaser until settlement of the shares underlying the forward equity sale agreement. Under the forward equity sale agreement, the Company could elect to settle by means of a physical share settlement, net cash settlement, or net share settlement, on a settlement date or dates, no later than August 1, 2008. The actual proceeds received by the Company varied depending upon the settlement date, the number of shares designated for settlement on that settlement date and the method of settlement. The forward equity sale agreement provided that the forward price would be computed based upon the initial forward price of $21.857 per share.
In March 2008, the Company elected to perform a net cash settlement under the forward equity sale agreement of 750,000 shares of the Company’s common stock, which resulted in a payment of $2,662 by the forward purchaser to the Company. No shares were issued in connection with the net cash settlement and the payment received was recorded as an increase to common stockholders’ equity.
In June 2008, the Company elected to perform a net cash settlement under the forward equity sale agreement of 1,775,000 shares of the Company’s common stock, which resulted in a payment of $8,349 by the forward purchaser to the Company. No shares were issued in connection with the net cash settlement and the payment received was recorded as an increase to common stockholder’s equity. Also in June 2008, the Company settled the remaining 1,000,000 shares under the forward equity sale agreement by physical settlement. As a result, the Company issued 1,000,000 shares of common stock and received proceeds from the forward purchaser of $22,318 or $22.318 per share. The forward equity sale agreement has now been completely settled and there are no additional shares subject to the forward equity sale agreement. The Company used the proceeds received upon settlement of the forward equity sale agreement to fund the Company’s future capital expenditure program and acquisitions, and for working capital and other general corporate purposes.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 6 Stock-based Compensation
Under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), as approved by the shareholders to replace the 1994 Equity Compensation Plan (the “1994 Plan”), qualified and nonqualified stock options may be granted to officers, key employees and consultants at prices equal to the market price of the stock on the day of the grant. Officers and key employees may also be granted dividend equivalents and restricted stock. Restricted stock may also be granted to non-employee members of the Board of Directors. The 2004 Plan authorizes 4,900,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2004 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the plans to any one individual in any one year is 200,000. Awards under the 2004 Plan are made by a committee of the Board of Directors. At September 30, 2008, 2,432,444 shares underlying stock option and restricted stock awards were still available for grant under the 2004 Plan, although under the terms of the 2004 Plan, terminated, expired or forfeited grants under the 1994 Plan and shares withheld to satisfy tax withholding requirements under the plan may be re-issued under the 2004 Plan.
Stock Options—During the nine months ended September 30, 2008 and 2007, the Company recognized compensation cost associated with stock options as a component of operations and maintenance expense of $2,243 and $2,429, respectively. During the three months ended September 30, 2008 and 2007, the Company recognized compensation cost associated with stock options as a component of operations and maintenance expense of $743 and $794, respectively. For the nine months ended September 30, 2008 and 2007, the Company recognized income tax benefits associated with stock options in its income statement of $242 and $378, respectively. For the three months ended September 30, 2008 and 2007, the Company recognized income tax benefits associated with stock options in its income statement of $91 and $133, respectively. In addition, the Company capitalized compensation costs associated with stock options within property, plant and equipment of $306 and $417 during the nine months ended September 30, 2008 and 2007; and $94 and $133 during the three months ended September 30, 2008 and 2007, respectively.
The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model. The per share weighted-average fair value at the date of grant for stock options granted during the nine months ended September 30, 2008 and 2007 was $4.12 and $5.52 per option, respectively. There were no stock options granted during the three months ended September 30, 2008 and 2007. The following assumptions were used in the application of this valuation model:

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
The following table summarizes stock option transactions for the nine months ended September 30, 2008:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	3,271,788	$18.36
Granted	622,350	20.18
Forfeited	(56,072)	23.18
Expired	(65,117)	23.57
Exercised	(134,881)	11.41

Outstanding at end of period	3,638,068	$18.76	6.4	$6,908

Exercisable at end of period	2,523,535	$17.11	5.3	$6,908

Restricted Stock—During the nine months ended September 30, 2008 and 2007, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense in the amounts of $699 and $904, respectively. During the three months ended September 30, 2008 and 2007, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense in the amounts of $170 and $194, respectively. The following table summarizes nonvested restricted stock transactions for the nine months ended September 30, 2008:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	69,445	$24.17
Granted	51,250	18.79
Vested	(41,444)	21.73
Forfeited	(5,000)	23.38

Nonvested shares at end of period	74,251	$21.88

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

	Pension Benefits
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$3,358	$3,679	$1,052	$1,201
Interest cost	9,190	8,652	3,092	2,871
Expected return on plan assets	(9,074)	(8,378)	(3,078)	(2,791)
Amortization of transition asset	(157)	(157)	(53)	(70)
Amortization of prior service cost	195	202	63	108
Amortization of actuarial loss	129	555	1	(239)
Capitalized costs	(1,972)	(1,969)	(685)	(679)

Net periodic benefit cost	$1,669	$2,584	$392	$401

	Other
	Postretirement Benefits
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$813	$855	$271	$286
Interest cost	1,632	1,510	544	504
Expected return on plan assets	(1,344)	(1,127)	(448)	(376)
Amortization of transition obligation	78	78	26	(143)
Amortization of prior service cost	(210)	(211)	(70)	(12)
Amortization of actuarial loss	174	230	58	135
Amortization of regulatory asset	103	114	34	38
Capitalized costs	(390)	(690)	(135)	(236)

Net periodic benefit cost	$856	$759	$280	$196

The Company made cash contributions of $10,719 to its defined benefit pension plans during the first nine months of 2008 and intends to make cash contributions of $1,646 to the plans during the remainder of 2008. In addition, the Company made a cash contribution of $2,132 to its other postretirement benefit plans during the first nine months of 2008 and expects to make additional cash contributions of approximately $828 for the funding of the plans during the remainder of 2008.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
The Company’s pension plan asset investment strategy is to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. However, as a result of the general market downturn in 2008 to date, the Company’s pension plans’ asset market values have suffered a decline and experienced significant volatility. As a result of this asset decline, the Company’s required cash contributions and pension expense may increase in 2009. The amount of the incremental increase will depend on market performance and interest rates (in connection with the Company’s discount rate) during the fourth quarter of 2008. The Company does not anticipate these changes will materially impact its liquidity or overall financial position.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 8 Water and Wastewater Rates
On July 31, 2008, the Pennsylvania Public Utility Commission granted the Company’s operating subsidiary in Pennsylvania a water rate increase designed to increase total operating revenues by $34,428, on an annualized basis. The rates in effect at the time of the filing included $14,269 in Distribution System Improvement Charges (“DSIC”) or 5% above prior base rates. Consequently, the total base rates increased by $48,697, and the DSIC was reset to zero.
During the first nine months of 2008, certain of the Company’s operating divisions in New Jersey, Illinois, Ohio, North Carolina, Florida, Virginia, Missouri, and Maine were granted rate increases designed to increase total operating revenues on an annual basis by approximately $12,900. In addition, effective October 1, 2008, certain of the Company’s operating divisions in Indiana and Florida were granted rate increases designed to increase total operating revenues on an annual basis by approximately $5,145.
On September 23, 2008, the Texas Commission on Environmental Quality (“TCEQ”) issued its final ruling approving the rate application that was filed in 2004 by the Company’s operating subsidiaries in Texas. The rate award was designed to increase rates, on an annualized basis, by $11,920 over a multi-year period beginning in 2004. The application sought to increase annual revenues in phases and was accompanied by a plan to defer and amortize a portion of the Company’s depreciation, operating and other tax expense over a similar multi-year period, such that the impact on operating income approximated the requested amount during the first years that the new rates were in effect. The Company commenced billing for the requested rates and implemented the deferral plan in 2004. As a result of the final order, the regulatory asset for the deferred operating costs and rate case expenses was set at $13,697, an amount that was $1,590 lower than the book balance, resulting in an expense adjustment in the third quarter of 2008. Beginning January 1, 2009, the regulatory asset for the deferred operating costs and rate case expense will be recovered through two twenty-four month surcharge mechanisms. The final order has been appealed to the TCEQ by two parties. The additional revenue billed and collected in connection with the case are subject to refund based on the outcome of the appeal. The revenue recognized and the expenses deferred by the Company reflect an estimate of the final outcome of the case. As of September 30, 2008, the Company has deferred $10,946 of operating costs and $2,751 of rate case expenses and recognized $33,717 of revenue that is subject to refund based on the outcome of any appeals. Based on the Company’s review of the present circumstances, no reserve is considered necessary for the revenue recognized to date.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 9 Taxes Other than Income Taxes
The following table provides the components of taxes other than income taxes:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Property	$18,879	$17,812	$5,971	$5,732
Capital Stock	2,304	2,573	763	862
Gross receipts, excise and franchise	5,866	5,982	2,088	2,048
Payroll	4,837	5,171	1,460	1,536
Other	2,225	2,058	875	671

Total taxes other than income	$34,111	$33,596	$11,157	$10,849

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 10 Segment Information
The Company has identified fourteen operating segments and has one reportable segment named the Regulated segment. The reportable segment is comprised of thirteen operating segments for the Company’s water and wastewater regulated utility companies which are organized by the states where we provide these services. In addition, one segment is not quantitatively significant to be reportable and is comprised of the businesses that provide on-site septic tank pumping, sludge hauling services and certain other non-regulated water and wastewater services. This segment is included as a component of “Other” in the tables below. Also included in “Other” are corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.
The following tables present the Company’s segment information:

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$174,037	$3,061	$177,098	$162,186	$3,305	$165,491
Operations and maintenance expense	63,999	2,744	66,743	64,920	2,149	67,069
Depreciation	22,465	344	22,809	21,521	(456)	21,065
Operating income (loss)	74,887	(313)	74,574	63,989	1,358	65,347
Interest expense, net of AFUDC	15,590	448	16,038	15,195	1,253	16,448
Income tax	23,845	(157)	23,688	19,886	(245)	19,641
Net income (loss)	35,662	(282)	35,380	29,161	357	29,518

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$458,110	$9,022	$467,132	$443,800	$9,616	$453,416
Operations and maintenance expense	188,502	7,691	196,193	183,440	7,258	190,698
Depreciation	66,152	(1,243)	64,909	63,016	(1,359)	61,657
Operating income	166,341	1,578	167,919	161,075	2,787	163,862
Interest expense, net of AFUDC	46,583	1,592	48,175	45,076	2,899	47,975
Income tax	48,802	(226)	48,576	47,477	(1,045)	46,432
Net income	71,715	538	72,253	69,115	988	70,103
Capital expenditures	187,906	157	188,063	174,089	1,694	175,783

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	September 30,	December 31,
	2008	2007
Total assets:
Regulated	$3,369,468	$3,223,681
Other and eliminations	(5,429)	3,231

Consolidated	$3,364,039	$3,226,912

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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies when other statements require or permit the fair value measurement of assets and liabilities. This statement does not expand the use of fair value measurement. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 as required on January 1, 2008 for all financial assets and liabilities, and this statement did not have a material impact on the Company’s consolidated results of operations or consolidated financial position. The Company believes the adoption of SFAS No. 157 on all non financial assets and liabilities will not have a material impact on its consolidated results of operations or consolidated financial position.

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

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Financial Condition
During the first nine months of 2008, we had $188,063 of capital expenditures, repaid debt and made sinking fund contributions and other loan repayments of $37,444, and repaid $2,996 of customer advances for construction. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.
At September 30, 2008, we had $15,968 of cash and cash equivalents compared to $14,540 at December 31, 2007. During the first nine months of 2008, we used the proceeds from the issuance of common stock, internally generated funds, available working capital, the proceeds of $22,318 from the physical settlement of a portion of the forward equity sale agreement, the proceeds of $11,011 from the net cash settlements of a portion of the forward equity sale agreement, the proceeds of $16,911 from the transfer to the City of Fort Wayne of the northern portion of our utility system in Fort Wayne, Indiana, and the proceeds of $1,900 from the sale of a utility system in Illinois to fund the cash requirements discussed above and to pay dividends. In May, 2008, we issued $15,000 of unsecured notes due in 2022, with an interest rate of 5.4%. We used the proceeds from the issuance of these notes to repay short-term borrowings.
At September 30, 2008, our $95,000 unsecured revolving credit facility, that expires May 2012, has $31,571 available for borrowing. At September 30, 2008, we had short-term lines of credit of $154,000, of which $50,931 was available. One of our short-term lines of credit is an Aqua Pennsylvania $70,000 364-day unsecured revolving credit facility with four banks. This facility is used to provide working capital and expires in December 2008. In addition, we have $42,000 of bank credit lines maturing in November and December 2008. We are currently discussing the renewal of these facilities with the participating banks. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be, as a result of the recent credit and liquidity crisis in the United States which has caused substantial volatility in capital markets, including credit markets and the banking industry. Current conditions in the credit market have increased the cost and significantly reduced the availability of credit from financing sources, which may continue or worsen in the future. In the event these facilities are not renewed and the borrowings are called for repayment, we would have to seek alternative financing sources, although there can be no assurance that these alternative financing sources would be available on terms acceptable to us. In the longer term, if we are unable to obtain sufficient capital, we may need to reduce our capital expenditures and our ability to pursue acquisitions that we may rely on for future growth could be impaired. A reduction in our capital expenditures over an extended period of time may impact our ability to increase earnings.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Our pension plan asset investment strategy is to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. However, as a result of the general market downturn in 2008 to date, our pension plans’ asset market values have suffered a decline and experienced significant volatility. As a result of this decline, our required cash contributions and pension expense may increase in 2009. The amount of the incremental increase will depend on market performance and interest rates (in connection with our discount rate) during the fourth quarter of 2008. We do not anticipate these changes will materially impact our liquidity or overall financial position.
The Company’s consolidated balance sheet historically has had a negative working capital position whereby routinely our current liabilities exceed our current assets. Management believes that internally generated funds along with existing credit facilities, assuming renewal of expiring credit facilities in the fourth quarter of 2008, and the proceeds from the issuance of long-term debt and common stock will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements for the balance of the year and beyond.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Results of Operations
Analysis of First Nine Months of 2008 Compared to First Nine Months of 2007
Revenues for the first nine months increased $13,716 or 3.0% primarily due to additional revenues of $11,360 resulting from increased water and wastewater rates received by various operating subsidiaries, additional revenues of $4,241 associated with acquisitions, and infrastructure rehabilitation surcharges of $1,932, offset by the loss of utility revenues of $2,933 associated with utility systems sold, and decreased water consumption as compared to the first nine months of 2007. We believe the decrease in water consumption is due to unfavorable weather conditions experienced by our customers, principally during the first half of 2008.
Operations and maintenance expenses increased by $5,495 or 2.9% primarily due to additional expenses associated with acquisitions of $1,912, an increase in fuel costs to fuel our service vehicles of $1,363, additional bad debt expense of $1,240, higher water production costs of $1,065 due to price increases, and normal increases in other operating costs, offset partially by the gain on sale of our utility system in Woodhaven, Illinois of $4,118, and reduced expenses of $1,805 associated with the dispositions of our utility systems sold.
Depreciation expense increased $3,252 or 5.3% reflecting the utility plant placed in service since September 30, 2007.
Amortization increased $397 or 11.0% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $515 or 1.5% due to additional property taxes associated with an increase in the taxable value of property, offset partially by decreases in payroll, capital stock, and gross receipts, excise and franchise taxes.
Interest expense increased by $1,114 or 2.2% primarily due to additional borrowings to finance capital projects, offset by a decrease in interest rates on short-term borrowings. Our need to borrow funds to finance capital projects was partially reduced by the funds provided from the physical and net cash settlements of the forward equity sale agreement, and the proceeds received from the utility systems sold.
Allowance for funds used during construction (“AFUDC”) increased by $914 primarily due to an increase in the average balance of utility plant construction work in progress to which AFUDC is applied.
Gain on sale of other assets totaled $1,085 during the first nine months of 2008 and $648 during the first nine months of 2007. The increase of $437 is due to the timing of sales of land and other property.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Our effective income tax rate was 40.2% during the first nine months of 2008 and 39.8% during the first nine months of 2007. The effective income tax rate increased due to the absence of a tax credit for qualified domestic production activities in the first nine months of 2008 versus the same period in 2007 for which a tax credit was recorded.
Net income for the first nine months increased by $2,150 or 3.1%, in comparison to the same period in 2007 primarily as a result of the factors described above. On a diluted per share basis, earnings increased by $0.01 reflecting the change in net income and a 0.7% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan, the issuance of shares associated with the physical settlement of a portion of the forward equity sale agreement, and our employee stock and incentive plan.
Analysis of Third Quarter of 2008 Compared to Third Quarter of 2007
Revenues for the quarter increased $11,607 or 7.0% primarily due to additional revenues associated with increased water and wastewater rates of $8,830, additional wastewater and water revenues of $1,593 associated with a larger customer base due to acquisitions, and an increase in water consumption compared to the third quarter of 2007, offset partially by the loss of utility revenues of $1,200 associated with utility systems sold. We believe the increase in water consumption is due to favorable weather conditions experienced by our customers during the third quarter of 2008.
Operations and maintenance expenses decreased by $326 or 0.5% primarily due to the gain on sale of our utility system in Woodhaven, Illinois of $4,118, and reduced expenses of $638 associated with the dispositions of utility systems, offset by increases in water production costs of $1,217, an increase in fuel costs to fuel our service vehicles of $632, costs associated with acquisitions of $472, and normal increases in other operating costs. The increased water production costs, principally purchased power and chemicals, were associated with vendor price increases and higher water production.
Depreciation expense increased $1,744 or 8.3% reflecting the utility plant placed in service since September 30, 2007.
Amortization increased $654 or 56.3% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $308 or 2.8% due to additional property taxes associated with an increase in the taxable value of property, offset partially by a decrease in capital stock, and payroll taxes.
Interest expense decreased by $89 or 0.5% primarily due to decreased interest rates on short-term borrowings and long-term debt, offset partially by additional borrowings to finance capital projects.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Allowance for funds used during construction (“AFUDC”) increased by $321 primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.
Gain on sale of other assets totaled $532 in the third quarter of 2008 and $260 in the third quarter of 2007. The increase of $272 is due to the timing of sales of land and other property.
Our effective income tax rate was 40.1% in the third quarter of 2008 and 40.0% in the third quarter of 2007. The effective income tax rate increased due to the absence of a tax credit for qualified domestic production activities in the third quarter of 2008 versus the same period in 2007 for which a tax credit was recorded.
Net income for the quarter increased by $5,862 or 19.9%, in comparison to the same period in 2007 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.04 reflecting the change in net income and a 1.1% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares issued related to the physical settlement of a portion of the forward equity sale agreement, and the additional shares sold or issued through our dividend reinvestment plan and our employee stock and incentive plan.
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
Part II. Other Information
Item 1. Legal Proceedings
In 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality to increase rates over a multi-year period. On September 23, 2008, the Texas Commission on Environmental Quality issued its final ruling approving this rate application. The final order has been appealed by several parties who had previously joined the proceeding to challenge this rate request. In accordance with authorization from the Texas Commission on Environmental Quality, our subsidiaries commenced billing for the requested rates and deferred recognition of certain expenses for financial statement purposes. In the event the Texas Commission on Environmental Quality’s final order is overturned on appeal, completely or in part, we could be required to refund some or all of the revenue billed to-date, and write-off some or all of the regulatory asset for the expense deferral. For more information, see the description under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007, and refer to “Note 8 — Water and Wastewater Rates” to the Consolidated Financial Statements of Aqua America, Inc. and subsidiaries in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

AQUA AMERICA, INC. AND SUBSIDIARIES
The City of Fort Wayne, Indiana has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries in Indiana. We had challenged whether the City was following the correct legal procedures in connection with the City’s condemnation, but the State Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of our utility system at a preliminary price based on the City’s valuation. We filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of this portion of our system and the payment of $16,910,500 based on the City’s valuation of the system. In January 2008, we reached a settlement agreement with the City to transition this portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically states that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for our northern system to the City. The proceeds received are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. Depending upon the outcome of the legal proceeding, we may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represents approximately 0.5% of Aqua America’s total assets.
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

AQUA AMERICA, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Aqua America’s purchases of its common stock for the quarter ended September 30, 2008:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

July 1 - 31, 2008	—	$—	—	548,278
August 1 - 31, 2008	—	$—	—	548,278
September 1 - 30, 2008	182	$17.89	—	548,278

Total	182	$17.89	—	548,278

(1)	These amounts consist of shares we purchased from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plans is available to all employees who receive option grants under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.

AQUA AMERICA, INC. AND SUBSIDIARIES
Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

November 7, 2008
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