Form 10-K
period 2008-12-31
AQUA AMERICA INC
filed 2009-02-27
CIK 78128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRAINSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File number 1-6659
AQUA AMERICA, INC.
(a Pennsylvania corporation)
762 W. Lancaster Avenue
Bryn Mawr, Pennsylvania 19010-3489
(610) 527-8000
I.R.S. Employer Identification Number 23-1702594
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
(do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008: $2,137,830,358
For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by June 30, 2008, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.
The number of shares outstanding of the registrant’s common stock as of February 10, 2009: 135,413,407
DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of registrant’s 2008 Annual Report to Shareholders have been incorporated by reference into Parts I and II of this Form 10-K.
(2) Portions of the definitive Proxy Statement, relative to the May 8, 2009 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, have been incorporated by reference into Part III of this Form 10-K.

Page

Part I

Item 1. Business	4

Item 1A. Risk Factors	14

Item 1B. Unresolved Staff Comments	19

Item 2. Properties	19

Item 3. Legal Proceedings	20

Item 4. Submission of Matters to a Vote of Security Holders	21

Part II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	21

Item 6. Selected Financial Data	23

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	23

Item 8. Financial Statements and Supplementary Data	24

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24

Item 9A. Controls and Procedures	24

Item 9B. Other Information	25

Part III

Item 10. Directors, Executive Officers and Corporate Governance	25

Item 11. Executive Compensation	27

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27

Item 13. Certain Relationships and Related Transactions, and Director Independence	27

Item 14. Principal Accountant Fees and Services	27

Part IV

Item 15. Exhibits and Financial Statement Schedules	28

Signatures	29

Exhibit Index	31

Exhibit 3.3
Exhibit 4.36
Exhibit 4.37
Exhibit 10.24
Exhibit 10.32
Exhibit 10.35
Exhibit 10.36
Exhibit 10.37
Exhibit 10.38
Exhibit 10.39
Exhibit 10.40
Exhibit 10.41
Exhibit 10.42
Exhibit 10.43
Exhibit 10.44
Exhibit 10.45
Exhibit 10.46
Exhibit 10.47
Exhibit 10.48
Exhibit 10.49
Exhibit 10.50
Exhibit 13.1
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (“10-K”), or incorporated by reference into this 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are made based upon, among other things, our current assumptions, expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions. Forward-looking statements in this 10-K, or incorporated by reference into this 10-K, include, but are not limited to, statements regarding:
•	projected capital expenditures and related funding requirements;
•	the availability and cost of capital;
•	developments, trends and consolidation in the water and wastewater utility industries;
•	dividend payment projections;
•	opportunities for future acquisitions, the success of pending acquisitions and the impact of future acquisitions;
•	the capacity of our water supplies, water facilities and wastewater facilities;
•	the impact of geographic diversity on our exposure to unusual weather;
•	the impact of conservation awareness of customers and more efficient plumbing fixtures and appliances on water usage per customer;
•	our capability to pursue timely rate increase requests;
•	our authority to carry on our business without unduly burdensome restrictions;
•	our ability to obtain fair market value for condemned assets;
•	the impact of fines and penalties;
•	changes in laws, governmental regulations and policies, including environmental, health and water quality and public utility regulations and policies;
•	the decisions of governmental and regulatory bodies, including decisions to raise or lower rates;
•	the development of new services and technologies by us or our competitors;
•	the availability of qualified personnel;
•	the condition of our assets;
•	the impact of legal proceedings;
•	general economic conditions;
•	acquisition-related costs and synergies; and
•	the forward-looking statements contained under the heading “Forward-Looking Statements” in the section entitled “Management’s Discussion and Analysis” from the portion of our 2008 Annual Report to Shareholders incorporated by reference herein and made a part hereof.

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:
•	changes in general economic, business, credit and financial market conditions;
•	changes in government regulations and policies, including environmental and public utility regulations and policies;
•	changes in environmental conditions, including those that result in water use restrictions;
•	abnormal weather conditions;
•	changes in, or unanticipated, capital requirements;
•	changes in our credit rating or the market price of our common stock;
•	our ability to integrate businesses, technologies or services which we may acquire;
•	our ability to manage the expansion of our business;
•	the extent to which we are able to develop and market new and improved services;
•	the effect of the loss of major customers;
•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;
•	labor disputes;
•	increasing difficulties in obtaining insurance and increased cost of insurance;
•	cost overruns relating to improvements or the expansion of our operations;
•	increases in the costs of goods and services;
•	civil disturbance or terroristic threats or acts; and
•	changes in accounting pronouncements.
Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this 10-K and the documents that we incorporate by reference into this 10-K completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect. These forward-looking statements represent assumptions, expectations and beliefs only as of the date of this 10-K. Except for our ongoing obligations to disclose certain information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future. For further information or other factors which could affect our financial results and such forward-looking statements, see “Risk Factors.” We qualify all of our forward-looking statements by these cautionary statements.

PART I
Item 1. Business
The Company
Aqua America, Inc. (referred to as “Aqua America”, “we” or “us”) is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 3 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, New York, Florida, Indiana, Virginia, Maine, Missouri and South Carolina. Our largest operating subsidiary, Aqua Pennsylvania, Inc., accounted for approximately 53% of our operating revenues for 2008 and as of December 31, 2008, provided water or wastewater services to approximately one-half of the total number of people we serve, and is located in the suburban areas north and west of the City of Philadelphia and in 24 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In addition, we provide water and wastewater services through operating and maintenance contracts with municipal authorities and other parties, and septage services, close to our utility companies’ service territories. Aqua America, which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, Inc., formerly known as Philadelphia Suburban Water Company. In the early 1990s we embarked on a growth through acquisition strategy focused on water and wastewater operations. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of Aqua Source, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of New York Water Service Corporation in 2007. Since the early 1990’s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry and has extended our regulated operations from southeastern Pennsylvania to include operations in 12 other states.
The following table reports our operating revenues by principal state for the Regulated segment and other for the year ended December 31, 2008:

	Operating	Operating
	Revenues	Revenues
	(000’s)	(%)

Pennsylvania	$331,082	52.8%
Texas	51,352	8.2%
Ohio	42,059	6.7%
Illinois	41,267	6.6%
North Carolina	35,156	5.6%
New Jersey	29,354	4.7%
New York	26,710	4.3%
Indiana	17,452	2.8%
Florida	16,826	2.7%
Virginia	12,087	1.9%
Maine	10,361	1.7%
Other states	1,456	0.1%

Regulated segment total	615,162	98.1%
Other	11,810	1.9%

Consolidated	$626,972	100.0%

Information concerning revenues, net income, identifiable assets and related financial information of the Regulated segment and other for 2008, 2007, and 2006 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 18 — Segment Information in the “Notes to Consolidated Financial Statements” from the portions of our 2008 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K. The information from these sections of our 2008 Annual Report to Shareholders is incorporated by reference herein.

The following table summarizes our operating revenues, by utility customer class, for the Regulated segment and other for the year ended December 31, 2008:

	Operating	Operating
	Revenues	Revenues
	(000’s)	(%)

Residential water	$374,572	59.7%
Commercial water	90,062	14.4%
Fire protection	28,250	4.5%
Industrial water	19,873	3.2%
Other water	30,254	4.8%

Water	543,011	86.6%
Wastewater	58,873	9.4%
Other utility	13,278	2.1%

Regulated segment total	615,162	98.1%
Other	11,810	1.9%

Consolidated	$626,972	100.0%

Our utility customer base is diversified among residential water, commercial water, fire protection, industrial water, other water, wastewater customers and other utility customers (consisting of certain operating contracts that are closely associated with the utility operations). Residential customers make up the largest component of our utility customer base, with these customers representing approximately 70% of our water and wastewater revenues. Substantially all of our water customers are metered, which allows us to measure and bill for our customers’ water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during the late spring and summer in our northern U.S. service territories. In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and water use restrictions in the affected areas, which could reduce water consumption. See “Water Supplies, Water Facilities and Wastewater Facilities” for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of our service territory.
Our growth in revenues over the past five years is primarily a result of increases in our utility customer base and in water and wastewater rates. The majority of the increase in utility customer base is due to customers added through acquisitions. In 2004, the utility customer growth rate was 11.5% and reflects the additional customers added through the Heater and Florida Water Services acquisitions. In 2006, the utility customer growth rate was 7.2%, including 44,792 customers associated with the New York Water Service Corporation acquisition which was completed on January 1, 2007. In 2008, 2007 and 2005, the utility customer growth rate due to acquisitions and other growth ventures was 2.0%, 2.6% and 3.5%, respectively. In 2008, our net customer count declined by 3,838 customers or 0.4% due to the sale or relinquishment of two utility systems in 2008, pursuant to our plan to evaluate and dispose of underperforming utility operations and one system that was turned over to the local city through condemnation. Overall, for the five-year period of 2004 through 2008, our utility customer base increased at an annual compound rate of 4.8%. If adjusted for the utility system dispositions during the past five years, the annual compound growth rate would have been 5.5%.

Acquisitions and Water Sale Agreements
With approximately 52,000 community water systems in the U.S. (83% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water and wastewater). The majority of these community water systems are government-owned, and the balance of the systems is privately-owned (or investor-owned). The nation’s water systems range in size from large government-owned systems, such as the New York City water system that serves approximately 9 million people, to small systems, where a few customers share a common well. In the states where we operate, we believe there are approximately 22,000 community water systems of widely-varying size, with the majority of the population being served by government-owned water systems.
Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. According to the U.S Environmental Protection Agency’s (“EPA”) most recent survey of wastewater treatment facilities (which includes both government-owned and privately-owned facilities) in 2004, there are approximately 16,600 such facilities in the nation serving approximately 75% of the U.S. population. The remaining population represents individual homeowners with their own treatment facilities; for example, community on-lot disposal systems and septic tank systems. The vast majority of wastewater facilities are government-owned rather than privately-owned. The EPA survey also indicated that there are approximately 9,800 wastewater facilities in operation or planned in the 13 states where we operate. In 2006 and 2005, we acquired six businesses providing on-site septic tank pumping and other wastewater-related services. These businesses presently serve customers in eastern Pennsylvania, New Jersey, Delaware, New York and Maryland, and accounted for $10,196,000 and $10,209,000 of our operating revenues for the years ended December 31, 2008 and 2007.
Because of the fragmented nature of the water and wastewater utility industries, we believe that there are many potential water and wastewater system acquisition candidates throughout the United States. We believe the factors driving consolidation of these systems are:
•	the benefits of economies of scale;
•	increasingly stringent environmental regulations;
•	the need for substantial capital investment;
•	limited access to cost-effective financing; and
•	the need for technological and managerial expertise.
We are actively exploring opportunities to expand our utility operations through acquisitions or other growth ventures. During the five-year period ended December 31, 2008, we completed 122 acquisitions or other growth ventures.
We believe that acquisitions will continue to be an important source of customer growth for us. We intend to continue to pursue acquisitions of government-owned and privately-owned water and wastewater systems that provide services in areas adjacent to our existing service territories or in new service areas. We engage in continuing activities with respect to potential acquisitions, including calling on prospective sellers, performing analyses and investigations of acquisition candidates, making preliminary acquisition proposals and negotiating the terms of potential acquisitions.

Water Supplies, Water Facilities and Wastewater Facilities
Our water utility operations obtain their water supplies from surface water sources such as reservoirs, lakes, ponds, rivers and streams, in addition to obtaining water from wells and purchasing water from other water suppliers. Approximately 10% of our water sales are purchased from other suppliers. It is our policy to obtain and maintain the permits necessary to obtain the water we distribute. Our supplies by principal service area are as follows:
•	Pennsylvania — The principal supply of water is surface water from streams, rivers and reservoirs. Wells and interconnections with adjacent municipal authorities supplement these surface supplies. We operate 11 surface water treatment plants.
•	Ohio — Water supply is obtained for customers in Lake County from Lake Erie. Customers in Mahoning County obtain their water from man-made lakes and the Ashtabula division is supplied by purchased water obtained through an interconnection with an adjacent water utility. Water supply is obtained for customers in Stark, Williams, Richland and Summit counties from wells, with the supplies in Stark and Summit counties complemented by an interconnect to purchase water from an adjacent municipality. In Trumbull County, customers are served from surface water sources through an interconnection from our Pennsylvania division.
•	North Carolina — Water supply in approximately 700 non-contiguous divisions is obtained principally from wells, with several divisions purchasing water from neighboring municipalities.
•	Illinois — Water supply is obtained for customers in Kankakee County from the Kankakee River and satellite wells, while customers in Vermilion County are supplied from Lake Vermilion and groundwater sources. In Will, Boone, Lake and Knox counties, our customers are served from wells. In some areas, such as Champaign County, water supply is supplemented with purchased water obtained through interconnections with adjacent water utilities.
•	Texas — Water supply in 317 non-contiguous water systems is obtained principally from wells, supplemented in some cases by purchased water from adjacent water systems.
•	Florida — Water supply in the majority of the 82 non-contiguous divisions is obtained principally from wells, supplemented in some cases by purchased water from adjacent water systems.
•	New Jersey — Water supply is obtained principally from wells and the supply is supplemented with purchased water obtained through interconnections with adjacent water systems.
•	New York — Water supply for seven systems is obtained from wells.
•	Indiana — Water supply in two water systems is obtained principally from wells.
•	Virginia — Water supply in 125 non-contiguous divisions is obtained from wells, one division’s supply is from surface water, and 11 divisions supplement their supply with purchased water from a nearby water system.
•	Maine — Eleven non-contiguous water systems obtain their water supply as follows: six systems use groundwater, four systems use surface water and one system purchases water from a neighboring municipal district.
•	Missouri — Nine non-contiguous divisions are supplied by wells, and one division purchases water from a neighboring municipal system.
We believe that the capacities of our sources of supply, and our water treatment, pumping and distribution facilities are generally sufficient to meet the present requirements of our customers under normal conditions. We plan system improvements and additions to capacity in response to changing regulatory standards, changing patterns of consumption and increased demand from customer growth. The various state public utility commissions have generally recognized the operating and capital costs associated with these improvements in setting water rates.
On occasion, drought warnings and water use restrictions are issued by governmental authorities for portions of our service territories in response to extended periods of dry weather conditions. The timing and duration of the warnings and restrictions can have an impact on our water revenues and net income. In general, water consumption in the summer months is affected by drought warnings and restrictions to a higher degree because discretionary and recreational use of water is at its highest during the summer months. At other times of the year, warnings and restrictions generally have less of an effect on water consumption.
In 2008 and 2006, portions of central and northern Texas experienced drought conditions. This necessitated the imposition of water use restrictions on approximately a dozen of our water systems in Texas, and at times required supplemental water to be trucked into a small number of systems in the Fort Worth area. By the end of 2008, only our central Texas division remained under restriction. In 2008 and 2007, our operating subsidiaries in North Carolina experienced drought conditions, which resulted in the imposition of temporary water use restrictions in these areas. By the end of 2008, drought conditions had significantly improved.

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
Accordingly, we maintain a rate case management capability the objective of which is to provide that the tariffs of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations, capital, taxes, energy, materials and compliance with environmental regulations. We file rate increase requests to recover and earn a return on the capital investments that we make in improving or replacing our facilities and to recover expenses. In the states in which we operate, we are subject to economic regulation by the following state regulatory commissions:

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
Our water and wastewater operations are comprised of approximately 200 rate divisions, each of which requires a separate rate filing for the evaluation of the cost of service, including the recovery of investments, in connection with the establishment of tariff rates for that rate division. Eight of the states in which we operate permit some form of consolidated rates in varying degrees, and two states currently permit us to fully consolidate state-wide rate filings within either our water or wastewater operations. Due to the length of time since the last rate increase for some of our systems and the large amount of capital improvements relative to the number of customers in some smaller systems, the proposed rate increase in some of these systems may be substantial. Also, as a result of the condition of some of the systems acquired and capital investments required to maintain compliance, some divisions are experiencing longer periods of regulatory lag. We can provide no assurance that the rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increases.

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
Currently, Pennsylvania, Illinois, Ohio, New York, Indiana and Missouri allow for the use of infrastructure rehabilitation surcharges. These mechanisms typically adjust periodically based on additional qualified capital expenditures completed or anticipated in a future period. The infrastructure rehabilitation surcharge is capped at a percentage of base rates, generally at 5% to 9% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. Infrastructure rehabilitation surcharges provided revenues of $11,771,000 in 2008, $11,507,000 in 2007 and $7,873,000 in 2006.
In general, we believe that Aqua America, Inc. and its subsidiaries have valid authority, free from unduly burdensome restrictions, to enable us to carry on our business as presently conducted in the franchised or contracted areas we now serve. The rights to provide water or wastewater service to a particular franchised service territory are generally non-exclusive, although the applicable regulatory commissions usually allow only one regulated utility to provide service to a given area. In some instances, another water utility provides service to a separate area within the same political subdivision served by one of our subsidiaries. Therefore, as a regulated utility, there is little or no competition for the daily water and wastewater service we provide to our customers. Water and wastewater utilities may compete for new customers in new service territories. Competition for new territory generally comes from nearby utilities, either investor-owned or municipal-owned. There is also often competition for the acquisition of other utilities. Competition for the acquisition of other water or wastewater utilities may come from other investor-owned utilities, nearby municipally-owned utilities and sometimes from strategic or financial purchasers seeking to enter or expand in the water and wastewater industry. The addition of new service territory and the acquisition of other utilities by regulated utilities such as us are generally subject to review and approval by the applicable state regulatory commissions.

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
In some instances where there are municipally-owned water or wastewater systems near our operating divisions, the municipally-owned system may either have water distribution or wastewater collection mains that are located adjacent to the our division’s mains or may construct new mains that parallel our mains. In these circumstances, on occasion the municipally-owned system may attempt to take over the customers who are connected to our mains, resulting in our mains becoming surplus or underutilized without compensation.
The City of Fort Wayne, Indiana (the “City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries that we acquired in connection with the AquaSource acquisition in 2003. We had challenged whether the City was following the correct legal procedures in connection with the City’s condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of our utility system at a preliminary price based on the City’s valuation. In October, 2007 we filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of the northern portion of the Company’s system and the payment of $16,910,500 based on the City’s valuation of this portion of the system. In January 2008, we reached a settlement agreement with the City to transition the northern portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically states that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for the Company’s northern system to the City. The proceeds received are in excess of the book value of the assets relinquished, and the proceeds were used to pay-down short-term debt. No gain has been recognized due to the contingency over the final valuation of the assets. Depending upon the outcome of the legal proceeding in the Allen County Circuit Court the Company may be required to refund a portion of the initial valuation payment, or we may receive additional proceeds. The northern portion of the system relinquished represented approximately 0.5% of Aqua America’s total assets.
Despite the condemnation referred to above, our primary strategy continues to be to acquire additional water and wastewater systems, to maintain our existing systems where there is a business or a strategic benefit, and to actively oppose unilateral efforts by municipal governments to acquire any of our operations, particularly for less than the fair market value of our operations or where the municipal government seeks to acquire more than it is entitled to under the applicable law or agreement.

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
From time to time, Aqua America has acquired, and may acquire systems that have environmental compliance issues. In addition, environmental compliance and other issues arise in the course of regulatory changes and normal operations. Aqua America attempts to align capital budgeting and expenditures to address these issues in a timely manner. We believe that the capital expenditures required to address outstanding compliance issues have been budgeted in our capital program and represent less than 10% of our expected total capital expenditures over the next five years. We are parties to agreements with regulatory agencies in Pennsylvania, Texas, Florida, Indiana, Virginia and North Carolina under which we have committed to make certain improvements for environmental compliance. These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection from fines, penalties and other actions while corrective measures are being implemented. We are actively working directly with state environmental officials to implement or amend these agreements as necessary.
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
The Safe Drinking Water Act provides for the regulation of radionuclides other than radon, such as radium and uranium. The Radionuclides Rule that became effective in 2003 left unchanged the existing standards for gross alpha and radium, but changed the monitoring protocol and added a maximum contaminant level for uranium. Under the new testing protocols, some of our groundwater facilities exceeded one or more of the radionuclide standards and required treatment. Treatment has been installed at 51 wells and 57 other wells have been replaced, modified or abandoned in 45 systems. Five wells remain to be treated and two wells are to be replaced, modified or abandoned in six systems in three states. Most of the remaining work will be performed in 2009 and 2010. None of the wells exceeding a maximum contaminant level are in active service. The future capital cost of compliance is expected to be less than $2,000,000, or less than 1% of our planned capital program for 2009.

In order to remove or inactivate microbial organisms, rules were issued by the EPA to improve disinfection and filtration of potable water and reduce consumers’ exposure to disinfectants and by-products of the disinfection process. Aqua America will be installing filtration for one currently unfiltered surface water supply in Maine. The cost of this treatment is not expected to exceed $7,000,000 and has been budgeted for 2009 and 2010. One system in Florida and seven in North Carolina have levels of disinfection by-products above the current maximum contaminant level requiring a compliance response which could result in a change to the type of treatment. Five of the systems in North Carolina purchase water from an adjacent supplier, and the resolution of the problem may depend upon the supplier’s co-operation. Treatment modifications were completed in 2008 at one system in Texas and two in Florida. The total remaining capital costs to address all systems is estimated to be approximately $1,500,000 over the next two years.
The EPA promulgated the Long Term 2 Enhanced Surface Water Treatment Rule and a Stage 2 Disinfection/Disinfection By-product Rule in January 2006. These rules are resulting in additional one-time special monitoring costs of approximately $600,000 over a four-year period from 2007 to 2011. Monitoring for our larger systems began in 2006 and ended in 2008. Monitoring at some of the smaller systems is still underway. To date, none of the monitoring results has exceeded levels that would require modification of treatment. The required testing and any required corrective action is not expected to have a material impact on our results of operations or financial condition.
A rule lowering the limit on arsenic was promulgated in 2001 by the EPA and became effective in January 2006, with a provision for further time extensions for small systems. We achieved compliance by installing treatment or replacing supplies in one well system each in Pennsylvania, Maine, Ohio and North Carolina. One system in Texas is awaiting permitting for treatment, and one system recently acquired in 2008 in Pennsylvania will be equipped with treatment in 2009. The cost of the remaining capital improvements to fully achieve compliance with this regulation is not expected to exceed $600,000.
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
Solid Waste Disposal — The handling and disposal of residuals and solid waste generated from water and wastewater treatment facilities is governed by federal and state laws and regulations. A program is in place to monitor our facilities for compliance with regulatory requirements, and we are not aware of any significant environmental remediation costs necessary from our handling and disposal of waste material from our water and wastewater operations. However, we do anticipate capital expenditures of less than $2,000,000, that have been included within our five-year capital budget, related to the expansion and/or replacement of some of our current waste disposal facilities in Pennsylvania and Ohio, to support our large surface water treatment facilities in these states. Our capital budget also includes funds for capital projects intended to reduce waste volume and extend the life of our disposal facilities.
Dam Safety — Our subsidiaries own eighteen major dams that are subject to the requirements of the federal and state regulations related to dam safety. All major dams undergo an annual engineering inspection. We believe that all eighteen dams are structurally sound and well-maintained.

We performed studies of our dams that identified two dams in Pennsylvania and three dams in Ohio requiring capital improvements resulting from the adoption by the Department of Environmental Protection in Pennsylvania, and by the Department of Natural Resources in Ohio, of revised formulas for determining the magnitude of a probable maximum flood. Capital improvements totaling $776,000 were completed in 2008 to various dams. Capital improvements remain to be performed on one dam in Pennsylvania totaling approximately $15,000,000 during the five year period 2009 to 2013. Expenditures in the aggregate during the five year period 2009 to 2013 are expected to be approximately 1% of our planned capital program over this same five year period. We continue to study alternatives for these remaining dams which may change the cost estimates of these capital improvements.
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
Employee Relations
As of December 31, 2008, we employed a total of 1,638 full-time employees. Our subsidiaries are parties to 13 agreements with labor unions covering 516 employees. The agreements expire at various times between April 2009 and April 2011.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You may also obtain our SEC filings from the SEC’s Web site at www.sec.gov.
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
The rates we charge our customers are subject to regulation. If we are unable to obtain government approval of our requests for rate increases, or if approved rate increases are untimely or inadequate to cover and earn a return on our capital investments and to recover expenses, our profitability may suffer.
The rates we charge our customers are subject to approval by the public utility commissions or similar regulatory bodies in the states in which we operate. We file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Our ability to maintain and meet our financial objectives is dependent upon the recovery of and return on our capital investments and expenses through the rates we charge our customers. Once a rate increase petition is filed with a public utility commission, the ensuing administrative and hearing process may be lengthy and costly, and the cost to the Company may not always be fully recoverable. The timing of our rate increase requests are therefore partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase to the extent approved. There may be long-term shifts in water usage or declines in water usage per customer as a result of an increase in conservation awareness, including the increased use of more efficient plumbing fixtures and appliances. These long-term shifts are normally taken into account by the public utility commissions in setting rates, whereas significant short-term changes in water usage may not be fully reflected in the rates we charge. We can provide no assurances that any future rate increase request will be approved by the appropriate state public utility commission; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments, expenses, and return for which we initially sought the rate increase.
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

Our business requires significant capital expenditures that are dependent on our ability to secure appropriate funding. Disruptions in the capital and credit markets may limit our access to capital. If we are unable to obtain sufficient capital, or if the cost of borrowing increases, it may materially and adversely affect our financial condition and results of operations.

Our business is capital intensive. In addition to the capital required to fund our growth through acquisition strategy, on an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. We obtain funds for our capital expenditures from operations, contributions and advances by developers and others, equity issuances and debt issuances. Our ability to maintain and meet our financial objectives is dependent upon the availability of adequate capital. Current economic conditions and disruptions have caused substantial volatility in capital markets, and have increased the cost and significantly reduced the availability of credit from financing sources, which may continue or worsen in the future. If in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would have to seek alternative financing sources, although there can be no assurance that these alternative financing sources would be available on terms acceptable to us. In the event we are unable to obtain sufficient capital, we may need to reduce our capital expenditures and our ability to pursue acquisitions that we may rely on for future growth could be impaired. The reduction in capital expenditures may result in reduced potential earnings growth, affect our ability to meet environmental laws and regulations, and may limit our ability to improve or expand our utility systems to the level we believe appropriate. There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction and maintenance. In addition, delays in completing major capital projects could delay the recovery of the capital expenditures associated with such projects through rates. If the cost of borrowing increases, we might not be able to recover increases in our cost of capital through rates. The inability to recover higher borrowing costs through rates, or the regulatory lag associated with the time that it takes to begin recovery, may adversely affect our financial condition and results of operations.

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

General economic conditions may affect our financial condition and results of operations.

A general economic downturn such as the one the U.S. economy is currently experiencing may lead to a number of impacts on our business that may affect our financial condition and results of operations. Such impacts may include: a reduction in discretionary and recreational water use by our residential water customers, particularly during the summer months when such discretionary usage is normally at its highest; a decline in usage by industrial and commercial customers as a result of decreased business activity; an increased incidence of customers’ inability to pay or delays in paying their utility bills, or an increase in customer bankruptcies, which may lead to higher bad debt expense and reduced cash flow; a lower natural customer growth rate due to a decline in new housing starts; and a decline in the number of active customers due to housing vacancies or abandonments. General economic turmoil may also lead to an investment market downturn, such as the one the U.S. economy is currently experiencing, which results in our pension plans’ asset market values suffering a decline and significant volatility. As a result of a decline in our pension plans’ asset market values, our required cash contributions to these plans and pension expense may increase in subsequent years.

Federal and state environmental laws and regulations impose substantial compliance requirements on our operations. Our operating costs could be significantly increased in order to comply with new or stricter regulatory standards imposed by federal and state environmental agencies.
Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and federal and state regulations issued under these laws by the United States Environmental Protection Agency and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the United States and states. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot assure you that we will be at all times in total compliance with these laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with these laws and our permits, it is possible that new or stricter standards could be imposed that will require additional capital expenditures or raise our operating costs. Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state public utility commissions or similar regulatory bodies that govern our business would approve rate increases to enable us to recover such expenditures and costs. In summary, we cannot assure you that our costs of complying with, or discharging liability under, current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.
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
An important element of our growth strategy is the acquisition and integration of water and wastewater systems in order to broaden our current, and move into new, service areas. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. It is our intent, when practical, to integrate any businesses we acquire with our existing operations. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources. Future acquisitions by us could result in:
•	dilutive issuances of our equity securities;

•	incurrence of debt and contingent liabilities;

•	failure to have effective internal control over financial reporting;

•	recording goodwill and other intangible assets for which we may never realize its full value and may result in an asset impairment that may negatively affect our results of operations;

•	fluctuations in quarterly results;

•	other acquisition-related expenses; and

•	exposure to unknown or unexpected risks and liabilities.
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
In some instances where there are municipally-owned water or wastewater systems near our operating divisions, the municipally-owned system may either have water distribution or wastewater collection mains that are located adjacent to the our division’s mains or may construct new mains that parallel our mains. In these circumstances, on occasion the municipally-owned system may attempt to take over the customers who are connected to our mains, resulting in our mains becoming surplus or underutilized without compensation.
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
Wastewater collection and treatment and septage pumping and hauling involve various unique risks. If collection or treatment systems fail or do not operate properly, or if there is a septage spill, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing various damages and injuries, including environmental damage. Liabilities resulting from such damages and injuries could materially and adversely affect the Company’s results of operations and financial condition.
Dams and reservoirs present unique risks.
Several of our water systems include impounding dams and reservoirs of various sizes. Although we believe our dams are structurally sound and well-maintained, the failure of a dam could result in significant downstream property damage or injuries for which we may be liable. We periodically inspect our dams and purchase liability insurance for such risks, but depending on the nature of the downstream damage and cause of the failure, our limits of coverage may not be sufficient. A dam failure could also result in damage to or disruption of our water treatment and pumping facilities that are often located downstream from our dams and reservoirs. Significant damage to these facilities could affect our ability to provide water to our customers and, consequently, our results of operations until the facilities and a sufficient raw water impoundment can be restored. The estimated costs to maintain our dams are included in our capital budget projections and, although such costs to date have been recoverable in rates, there can be no assurance that rate increases will be granted in a timely or sufficient manner to recover such costs in the future, if at all.
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
We are dependent on a continuing flow of important goods and services from suppliers for our water and wastewater businesses. A disruption or prolonged delays in obtaining, important supplies or services, such as chemicals and electricity, could adversely affect our water or wastewater services and our ability to operate in compliance with all regulatory requirements, which could have a significant effect on our results of operations. In certain circumstances, we rely on third parties to provide certain important services (such as certain customer bill print and mail activities or utility service operations in some of our divisions) and a disruption in these services could materially and adversely affect our results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our properties consist of transmission and distribution mains and conduits, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, pipes, dams, reservoirs, buildings, vehicles, land, easements, rights and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage and distribution of water and the collection and treatment of wastewater. Substantially all of our properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of mortgage or indentures. These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries. For certain properties that we acquired through the exercise of the power of eminent domain and certain other properties we purchased, we hold title for water supply purposes only. We own, operate and maintain over ten thousand miles of transmission and distribution mains, surface water treatment plants, and many well treatment stations and wastewater treatment plants. Some properties are leased under long-term leases.

The following table indicates our net property, plant and equipment, in thousands of dollars, as of December 31, 2008 in the principal states where we operate:

	Net Property,
	Plant and
	Equipment
Pennsylvania	$1,692,183	56.5%
North Carolina	235,328	7.8%
Illinois	224,751	7.5%
Ohio	208,617	7.0%
Texas	175,854	5.9%
New Jersey	148,758	5.0%
Indiana	108,823	3.6%
Florida	74,882	2.5%
Virginia	58,672	2.0%
New York	55,294	1.8%
Maine	44,526	1.5%
Inter-company eliminations and other states	(30,305)	(1.1)%

	$2,997,383	100.0%

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
In 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality (“TCEQ”) to increase rates over a multi-year period. On September 23, 2008, the TCEQ issued its final ruling with a unanimous decision approving this rate application. The final order had been appealed to the TCEQ by two parties, and the TCEQ has exercised its legal authority to take no action within the required period, therefore, affirming the TCEQ’s approval decision. As a result, the parties have filed suit against the TCEQ in the Travis County District Court in an effort to appeal the order. In accordance with authorization from the TCEQ in 2004, our subsidiaries commenced billing for the requested rates and deferred recognition of certain expenses for financial statement purposes. In the event the TCEQ’s final order is overturned on appeal, completely or in part, we could be required to refund some or all of the revenue billed to-date, and write-off some or all of the regulatory asset for the expense deferral. For more information, see the description under the section captioned “Management’s Discussion and Analysis” and refer to Note 17 — Water and Wastewater Rates in the “Notes to Consolidated Financial Statements” from the portions of our 2008 Annual Report to Shareholders filed as Exhibit 13.1 to this 10-K.

The City of Fort Wayne, Indiana (“the City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries in Indiana. We challenged whether the City was following the correct legal procedures in connection with the City’s condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of our utility system at a preliminary price based on the City’s valuation. In October 2007, we filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of this portion of our system and the payment of $16,910,500 based on the City’s valuation of the system. In January 2008, we reached a settlement agreement with the City to transition this portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically states that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for our northern system to the City. The proceeds received are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. Depending upon the outcome of the legal proceeding in the Allen County Circuit Court we may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represented approximately 0.5% of Aqua America’s total assets.
A lawsuit was filed by a husband and wife who lived in a house abutting a percolation pond at a Pasco County, Florida wastewater treatment plant owned by one of the Company’s subsidiaries, Aqua Utilities Florida, Inc. The lawsuit was originally filed in August 2006 in the Circuit Court for the Sixth Judicial Circuit in and for Pasco County, Florida and has been amended several times by the plaintiffs. The lawsuit alleges our subsidiary was negligent in the design, operation and maintenance of the plant, resulting in bodily injury to the plaintiffs and various damages to their property. The plaintiffs were recently allowed to routinely amend their complaint to include additional counts alleging nuisance and strict liability. In the third quarter of 2008, approximately thirty-five additional plaintiffs, associated with approximately eight other homes in the area, filed another lawsuit with the same court making similar allegations against our subsidiary with respect to the operation of the facility. They are represented by the same counsel as the original 2006 plaintiffs. Both lawsuits have been submitted to our insurance carriers, who have reserved their rights with respect to various portions of the plaintiffs’ claims. Based on the ultimate outcome of the litigation, we may or may not have insurance coverage for parts or all of the claims. We believe that the plaintiffs’ claims in both lawsuits are without foundation. At this time, it is impossible to estimate the likelihood of a loss in these matters or the extent of a loss should one occur.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2008.
PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the ticker symbol WTR. As of February 10, 2009, there were approximately 27,753 holders of record of our common stock.

The following table shows the high and low intraday sales prices for our common stock as reported on the New York Stock Exchange composite transactions reporting system and the cash dividends paid per share for the periods indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2008
Dividend paid per common share	$0.125	$0.125	$0.125	$0.135	$0.5100
Dividend declared per common share	0.125	0.125	0.260	—	0.5100
Price range of common stock
- high	22.00	19.78	19.14	22.00	22.00
- low	17.96	15.76	14.46	12.20	12.20

2007
Dividend paid per common share	$0.115	$0.115	$0.125	$0.125	$0.4800
Dividend declared per common share	0.115	0.115	0.125	0.125	0.4800
Price range of common stock
- high	24.03	23.50	26.62	24.39	26.62
- low	20.50	21.40	21.40	18.86	18.86
We have paid common dividends consecutively for 64 years. Effective August 5, 2008, our Board of Directors authorized an increase of 8.0% in the quarterly dividend rate over the amount Aqua America, Inc. paid in the previous quarter for the December 1, 2008 dividend. As a result of this authorization, beginning with the dividend payment in December 2008, the annualized dividend rate increased to $0.54 per share. This is the 18th dividend increase in the past 17 years and the tenth consecutive year that we have increased our dividend in excess of five percent. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant. During the past five years, our common dividends paid have averaged 63.0% of net income.
The following table summarizes the Company’s purchases of its common stock for the quarter ending December 31, 2008:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)
October 1-31, 2008	—	$—	—	548,278
November 1-30, 2008	—	$—	—	548,278
December 1-31, 2008	5,058	$19.59	—	548,278

Total	5,058	$19.59	—	548,278

(1)	These amounts consist of shares we purchased from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plan is available to all employees who receive option grants under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.
Item 6. Selected Financial Data
The information appearing in the section captioned “Summary of Selected Financial Data” from the portions of our 2008 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information appearing in the section captioned “Management’s Discussion and Analysis” from the portions of our 2008 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed-rate, long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates and short-term debt, which is at floating interest rates. As of December 31, 2008, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for long-term debt are as follows:

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value
Long-term debt:
Fixed rate	$7,297	$54,528	$27,334	$38,755	$35,379	$1,029,608	$1,192,901	$1,129,377
Variable rate	—	—	—	62,500	—	—	62,500	62,500

Total	$7,297	$54,528	$27,334	$101,255	$35,379	$1,029,608	$1,255,401	$1,191,877

Weighted average interest rate*	4.65%	6.40%	6.36%	2.17%	5.80%	5.41%	5.35%

*	Weighted average interest rate of 2012 maturities are as follows for long-term debt: fixed rate of 5.66% and variable rate of 0.68%.
From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the “available-for-sale” marketable equity securities. As of December 31, 2008, our carrying value of certain investments, in thousands of dollars, was $640, which reflects the market value of such investments and is in excess of our original cost.

Item 8. Financial Statements and Supplementary Data
Information appearing under the captions “Consolidated Statements of Income and Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Capitalization,” “Consolidated Statements of Common Stockholders’ Equity” and “Notes to Consolidated Financial Statements” from the portions of our 2008 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein. Also, the information appearing in the sections captioned “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” from the portions of our 2008 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.
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
(b) Management’s Report on Internal Control Over Financial Reporting — The information appearing in the section captioned “Management’s Report on Internal Control Over Financial Reporting” from the portions of our 2008 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.
(c) Changes in Internal Control Over Financial Reporting — No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Amendments to By-Laws
On February 26, 2009, the Board of Directors of Aqua America, Inc. amended Section 7.09 (Contract Rights; Amendment or Repeal) and Section 7.11 (Reliance of Provisions) of the By-Laws of Aqua America (the “By-Laws”) as follows:
•	Section 7.09 was amended to clarify that any repeal, amendment or modification of Article VII (Indemnification of Directors, Officers, Etc.) of the By-Laws shall not adversely affect any right or protection of any indemnified representative (as such term is defined in Section 7.01(d)(2) of the By-Laws) in respect of any act or omission occurring prior to the time of such repeal, amendment or modification; and
•	Section 7.11 was amended to clarify that the rights provided under Article VII of the By-Laws shall be deemed vested at the time the indemnified representative commences acting in such capacity.
A copy of the amendment is filed as Exhibit 3.3 to this Form 10-K and is incorporated by reference herein.
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
Directors of the Registrant, Audit Committee, Audit Committee Financial Expert and Filings under Section 16(a)
The information appearing in the sections captioned “Information Regarding Nominees and Directors,” “Corporate Governance — Code of Ethics, — Board Committees, and — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive Proxy Statement relating to our May 8, 2009, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Our Executive Officers
The following table and the notes thereto set forth information with respect to our executive officers, including their names, ages, positions with Aqua America, Inc. and business experience during the last five years:

		Position with
Name	Age	Aqua America, Inc. (1)

Nicholas DeBenedictis	63	Chairman, President and Chief Executive Officer (May 1993 to present); President and Chief Executive Officer (July 1992 to May 1993); Chairman and Chief Executive Officer, Aqua Pennsylvania, Inc. (July 1992 to present); President, Philadelphia Suburban Water Company (February 1995 to January 1999) (2)

Roy H. Stahl	56	Chief Administrative Officer and General Counsel (February 2007 to present); Executive Vice President and General Counsel (May 2000 to February 2007); Secretary (June 2001 to present); Senior Vice President and General Counsel (April 1991 to May 2000) (3)

David P. Smeltzer	50	Chief Financial Officer (February 2007 to present); Senior Vice President — Finance and Chief Financial Officer (December 1999 to February 2007); Vice President — Finance and Chief Financial Officer (May 1999 to December 1999); Vice President — Rates and Regulatory Relations, Philadelphia Suburban Water Company (March 1991 to May 1999) (4)

Christopher H. Franklin	44	Regional President, Aqua America — Southern Operations and Senior Vice President, Public Affairs and Customer Operations (January 2007 to present); Vice President, Public Affairs and Customer Operations (July 2002 to January 2007) (5)

Karl M. Kyriss	58	President, Aqua Mid-Atlantic Operations (February 2007 to present); President — Aqua Pennsylvania (March 2003 to present) and President, Mid-Atlantic Operations (May 2005 to February 2007) (6)

Robert G. Liptak, Jr.	61	President, Northern Operations (March 1999 to present); (7)

Robert A. Rubin	46	Vice President, Controller and Chief Accounting Officer (May 2005 to present); Controller and Chief Accounting Officer (March 2004 to May 2005); Controller (March 1999 to March 2004) (8)

(1)	In addition to the capacities indicated, the individuals named in the above table hold other offices or directorships with subsidiaries of the Company. Officers serve at the discretion of the Board of Directors.

(2)	Mr. DeBenedictis was Secretary of the Pennsylvania Department of Environmental Resources from 1983 to 1986. From December 1986 to April 1989, he was President of the Greater Philadelphia Chamber of Commerce. Mr. DeBenedictis was Senior Vice President for Corporate and Public Affairs of Philadelphia Electric Company from April 1989 to June 1992.

(3)	From January 1984 to August 1985, Mr. Stahl was Corporate Counsel, from August 1985 to May 1988 he was Vice President — Administration and Corporate Counsel of Aqua America, Inc., and from May 1988 to April 1991 he was Vice President and General Counsel of Aqua America, Inc.

(4)	Mr. Smeltzer was Vice President — Controller of Philadelphia Suburban Water Company from March, 1986 to March 1991.

(5)	Mr. Franklin was Director of Public Affairs from January 1993 to February 1997.

(6)	Mr. Kyriss was Vice President — Northeast Region of American Water Works Services Company from 1997 to 2003.

(7)	Mr. Liptak was President of Consumers Pennsylvania Water Company from 1980 to March 1999.

(8)	Mr. Rubin was Accounting Manager with Aqua America, Inc. from June 1989 to June 1994. He then served from June 1994 to March 1999 as Assistant Controller of Philadelphia Suburban Water Company.
Item 11. Executive Compensation
The information appearing in the sections captioned “Executive Compensation” and “Director Compensation” of the definitive Proxy Statement relating to our May 8, 2009, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership of Common Stock — The information appearing in the section captioned “Ownership of Common Stock” of the Proxy Statement relating to our May 8, 2009, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.
Securities Authorized for Issuance under Equity Compensation Plans — The following table provides information for our equity compensation plans as of December 31, 2008:
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,543,573	$18.83	2,466,333
Equity compensation plans not approved by security holders	0	0	0

Total	3,543,573	$18.83	2,466,333

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information appearing in the sections captioned “Corporate Governance — Director Independence” and “ — Policies and Procedures of Related Person Transactions” of the definitive Proxy Statement relating to our May 8, 2009, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.
Item 14. Principal Accountant Fees and Services
The information appearing in the section captioned “Proposal No. 3 — Services and Fees” of the definitive Proxy Statement relating to our May 8, 2009, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements. The following is a list of our consolidated financial statements and supplementary data incorporated by reference in Item 8 hereof:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2008 and 2007

Consolidated Statements of Income and Comprehensive Income - 2008, 2007 and 2006

Consolidated Statements of Cash Flows - 2008, 2007 and 2006

Consolidated Statements of Capitalization — December 31, 2008 and 2007

Consolidated Statements of Common Stockholders’ Equity — December 31, 2008, 2007 and 2006

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
Date: February 26, 2009

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
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NICHOLAS DEBENEDICTIS Nicholas DeBenedictis	DAVID P. SMELTZER David P. Smeltzer
Chairman, President, Chief Executive Officer	Chief Financial Officer
and Director (Principal Executive Officer)	(Principal Financial Officer)

ROBERT A. RUBIN	MARY C. CARROLL

Robert A. Rubin	Mary C. Carroll
Vice President, Controller and	Director
Chief Accounting Officer (Principal Accounting Officer)

RICHARD H. GLANTON	LON R. GREENBERG

Richard H. Glanton	Lon R. Greenberg
Director	Director

WILLIAM P. HANKOWSKY	DR. CONSTANTINE PAPADAKIS

William P. Hankowsky	Dr. Constantine Papadakis
Director	Director

ELLEN T. RUFF	RICHARD L. SMOOT

Ellen T. Ruff	Richard L. Smoot
Director	Director

ANDREW J. SORDONI III Andrew J. Sordoni III
Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation (as of December 9, 2004) (20) (Exhibit 3.1)

3.2	By-Laws, as amended (31) (Exhibit 3.2)

3.3	Amendments to Sections 7.09 and 7.11 of the Bylaws

4.1
Indenture of Mortgage dated as of January 1, 1941 between Philadelphia Suburban Water Company and The Pennsylvania Company for Insurance on Lives and Granting Annuities(now First Pennsylvania Bank, N.A.), as Trustee, with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 (2) (Exhibits 4.1 through 4.16)

4.2	Agreement to furnish copies of other long-term debt instruments (1) (Exhibit 4.7)

4.3	Twenty-fourth Supplemental Indenture dated as of June 1, 1988 (3) (Exhibit 4.5)

4.4	Twenty-fifth Supplemental Indenture dated as of January 1, 1990 (4) (Exhibit 4.6)

4.5	Twenty-sixth Supplemental Indenture dated as of November 1, 1991 (5) (Exhibit 4.12)

4.6	Twenty-eighth Supplemental Indenture dated as of April 1, 1993 (6) (Exhibit 4.15)

4.7	Twenty-ninth Supplemental Indenture dated as of March 30, 1995 (7) (Exhibit 4.17)

4.8	Thirtieth Supplemental Indenture dated as of August 15, 1995 (8) (Exhibit 4.18)

4.9	Thirty-first Supplemental Indenture dated as of July 1, 1997 (10) (Exhibit 4.22)

4.10	Thirty-second Supplement Indenture, dated as of October 1, 1999 (12) (Exhibit 4.26)

4.11	Thirty-third Supplemental Indenture, dated as of November 15, 1999. (13) (Exhibit 4.27)

4.12
Revolving Credit Agreement between Philadelphia Suburban Water Company and PNC Bank National Association, First Union National Bank, N.A., Mellon Bank, N.A. dated as of December 22, 1999 (13) (Exhibit 4.27)

4.13
First Amendment to Revolving Credit Agreement dated as of November 28, 2000, between Philadelphia Suburban Water Company and PNC Bank, National Association, First Union National Bank, N.A., Mellon Bank, N.A. dated as of December 22, 1999 (14) (Exhibit 4.19)

4.14
Second Amendment to Revolving Credit Agreement dated as of December 18, 2001, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, First Union National Bank, N.A., Fleet National Bank dated as of December 22, 1999 (15) (Exhibit 4.20)

4.15	Thirty-fourth Supplemental Indenture, dated as of October 15, 2001. (15) (Exhibit 4.21)

4.16	Thirty-fifth Supplemental Indenture, dated as of January 1, 2002. (15) (Exhibit 4.22)

4.17	Thirty-sixth Supplemental Indenture, dated as of June 1, 2002. (17) (Exhibit 4.23)

4.18	Thirty-seventh Supplemental Indenture, dated as of December 15, 2002. (18) (Exhibit 4.23)

4.19	Credit Agreement dated as of October 25, 2002, between Philadelphia Suburban Corporation and PNC Bank, National Association. (18) (Exhibit 4.24)

EXHIBIT INDEX

Exhibit No.	Description

4.20
Third Amendment to Revolving Credit Agreement dated as of December 16, 2002, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank dated as of December 22, 1999. (18) (Exhibit 4.25)

4.21
Fourth Amendment to Revolving Credit Agreement dated as of December 24, 2002, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank, National City Bank dated as of December 22, 1999. (18) (Exhibit 4.26)

4.22	Note Purchase Agreement among the note purchasers and Philadelphia Suburban Corporation, dated July 31, 2003 (19) (Exhibit 4.27)

4.23	Credit Agreement dated as of July 31, 2003, between Philadelphia Suburban Corporation and PNC Bank, National Association (19) (Exhibit 4.28)

4.24
Fifth Amendment to Revolving Credit Agreement dated as of December 14, 2003, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank, National City Bank dated as of December 22, 1999. (22) (Exhibit 4.25)

4.25	Credit Agreement dated as of May 28, 2004, between Aqua America, Inc. and PNC Bank, National Association (21) (Exhibit 4.26)

4.26
Sixth Amendment to Revolving Credit Agreement dated as of December 12, 2004 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank, National City Bank dated as of December 22, 1999. (25) (Exhibit 4.27)

4.27	Thirty-eighth Supplemental Indenture, dated as of November 15, 2004. (25) (Exhibit 4.28)

4.28	Thirty-ninth Supplemental Indenture, dated as of May 1, 2005. (24) (Exhibit 4.29)

4.29
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

4.30	Fortieth Supplemental Indenture, dated as of December 15, 2005. (16) (Exhibit 4.31)

4.31
Eighth Amendment to Revolving Credit Agreement dated as of December 1, 2006 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Bank of America, N.A. (formerly Fleet National Bank), National City Bank dated as of December 22, 1999. (26) (Exhibit 4.32)

4.32
Ninth Amendment to Revolving Credit Agreement dated as of February 28, 2007 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Bank of America, N.A. (formerly Fleet National Bank), National City Bank dated as of December 22, 1999. (31) (Exhibit 4.33)

4.33
Tenth Amendment to Revolving Credit Agreement dated as of December 6, 2007 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Bank of America, N.A. (formerly Fleet National Bank), National City Bank dated as of December 22, 1999. (31) (Exhibit 4.34)

EXHIBIT INDEX

Exhibit No.	Description

4.34	Forty-first Supplemental Indenture, dated as of January 1, 2007. (30) (Exhibit 4.1)

4.35	Forty-second Supplemental Indenture, dated as of December 1, 2007. (31) (Exhibit 4.36)

4.36
Eleventh Amendment to Revolving Credit Agreement dated as of December 4, 2008 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, and TD Bank, N.A., dated as of December 22, 1999.

4.37	Forty-third Supplemental Indenture, dated as of December 1, 2008.

10.1	1994 Equity Compensation Plan, as amended by Amendment effective August 5, 2003* (22) (Exhibit 10.5)

10.2	Placement Agency Agreement between Philadelphia Suburban Water Company and PaineWebber Incorporated dated as of March 30, 1995 (7) (Exhibit 10.12)

10.3
Bond Purchase Agreement among the Delaware County Industrial Development Authority, Philadelphia Suburban Water Company and Legg Mason Wood Walker, Incorporated dated August 24, 1995 (8) (Exhibit 10.13)

10.4	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Philadelphia Suburban Water Company dated as of August 15, 1995 (8) (Exhibit 10.14)

10.5	Philadelphia Suburban Corporation Amended and Restated Executive Deferral Plan* (22) (Exhibit 10.9)

10.6	Philadelphia Suburban Corporation Deferred Compensation Plan Master Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996* (9) (Exhibit 10.24)

10.7
Placement Agency Agreement between Philadelphia Suburban Water Company and A.G. Edwards and Sons, Inc., Janney Montgomery Scott Inc., HSBC Securities, Inc., and PaineWebber Incorporated (10) (Exhibit 10.26)

10.8	The Director Deferral Plan* (22) (Exhibit 10.13)

10.9	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Philadelphia Suburban Water Company and Commerce Capital Markets dated September 29, 1999 (12) (Exhibit 10.37)

10.10	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Philadelphia Suburban Water Company dated as of October 1, 1999 (12) (Exhibit 10.38)

10.11
Placement Agency Agreement between Philadelphia Suburban Water Company and Merrill Lynch & Co., PaineWebber Incorporated, A.G. Edwards & Sons, Inc., First Union Securities, Inc., PNC Capital Markets, Inc. and Janney Montgomery Scott, Inc., dated as of November 15, 1999 (13) (Exhibit 10.41)

10.12	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Philadelphia Suburban Water Company and The GMS Group, L.L.C., dated October 23, 2001 (15) (Exhibit 10.35)

10.13	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Philadelphia Suburban Water Company dated as of October 15, 2001 (15) (Exhibit 10.36)

EXHIBIT INDEX

Exhibit No.	Description

10.14	Bond Purchase Agreement among the Bucks County Industrial Development Authority, Pennsylvania Suburban Water Company and Janney Montgomery Scott LLC, dated May 21, 2002 (17) (Exhibit 10.42)

10.15	Construction and Financing Agreement between the Bucks County Industrial Development Authority and Pennsylvania Suburban Water Company dated as of June 1, 2002 (17) (Exhibit 10.43)

10.16	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Pennsylvania Suburban Water Company, and The GMS Group, L.L.C., dated December 19, 2002 (18) (Exhibit 10.44)

10.17	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Pennsylvania Suburban Water Company dated as of December 15, 2002 (18) (Exhibit 10.45)

10.18	Aqua America, Inc. 2004 Equity Compensation Plan as amended by Amendment effective February 22, 2007* (26) (Exhibit 10.29)

10.19	2008 Annual Cash Incentive Compensation Plan* (31) (Exhibit 10.35)

10.20
Bond Purchase Agreement among the Northumberland County Industrial Development Authority, Aqua Pennsylvania, Inc., and Sovereign Securities Corporation, LLC, dated November 16, 2004. (25) (Exhibit 10.31)

10.21	Aqua America, Inc. 2004 Equity Compensation Plan* (23)

10.22	2005 Executive Deferral Plan* (25) (Exhibit 10.33)

10.23	Bond Purchase Agreement among the Montgomery County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 12, 2007. (31) (Exhibit 10.34)

10.24	2009 Annual Cash Incentive Compensation Plan*

10.25	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated May 10, 2005. (24) (Exhibit 10.36)

10.26	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2005. (16) (Exhibit 10.37)

10.27	Aqua America, Inc. Dividend Reinvestment and Direct Stock Purchase Plan* (29)

10.28	Aqua America, Inc. Amended and Restated Employee Stock Purchase Plan* (16) (Exhibit 10.39)

10.29	Form of Stock Option Agreement* (16) (Exhibit 10.40)

10.30
Acceleration of Payout of 2004 and 2005 Dividend Equivalent Awards; Grants of 2006 Dividend Equivalent Awards; Performance Criteria for Acceleration of Payout of Dividend Equivalent Awards* (28) (Exhibit 10.2)

10.31	Vesting of Restricted Stock Granted in 2005; Grants of Restricted Stock* (28) (Exhibit 10.3)

10.32	Non-Employee Directors’ Compensation for 2009*

10.33	Non-Employee Directors’ Compensation for 2008* (31) (Exhibit 10.43)

10.34	Bond Purchase Agreement among the Chester County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2006. (30) (Exhibit 10.2)

10.35	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 4, 2008.

EXHIBIT INDEX

Exhibit No.	Description

10.36	Aqua America, Inc. 2004 Equity Compensation Plan (amended and restated as of January 1, 2009)*

10.37	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Nicholas DeBenedictis*

10.38	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Roy H. Stahl*

10.39	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and David P. Smeltzer*

10.40	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Karl M. Kyriss*

10.41	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Christopher H. Franklin*

10.42	Change in Control and Severance Agreement between Aqua America, Inc. and Nicholas DeBenedictis*

10.43	Change in Control Agreement between Aqua America, Inc. and Roy H. Stahl*

10.44	Change in Control Agreement between Aqua America, Inc. and David P. Smeltzer*

10.45	Change in Control Agreement between Aqua America, Inc. and Karl M. Kyriss*

10.46	Change in Control Agreement between Aqua America, Inc. and Christopher H. Franklin*

10.47	Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (As Amended and Restated Effective January 1, 2008)*

10.48	Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas DeBenedictis (As Amended and Restated Effective January 1, 2008)*

10.49	Form of Stock Option and Dividend Equivalent Grant Agreement*

10.50	Amendment 2008-1 to the Aqua America, Inc. Deferred Compensation Plan Master Trust Agreement dated as of December 15, 2008*

10.51	Aqua America, Inc. 2009 Executive Deferral Plan, As Amended and Restated Effective January 1, 2009* (32) (Exhibit 4.1)

13.1	Selected portions of Annual Report to Shareholders for the year ended December 31, 2008 incorporated by reference in Annual Report on Form 10-K for the year ended December 31, 2008.

21.1	Subsidiaries of Aqua America, Inc.

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP

24.1	Power of Attorney (included on signature page)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

Notes -
Documents Incorporated by Reference

(1)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1992.

(2)	Indenture of Mortgage dated as of January 1, 1941 with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 were filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1983.

(3)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1988.

(4)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1989.

(5)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1991.

(6)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.

(7)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(8)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(9)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996.

(10)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(11)	Filed as an Exhibit to Form 8-K filed August 7, 1997.

(12)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(13)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

(14)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(15)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2001.

(16)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2005.

(17)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(18)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2002.

(19)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(20)	Filed as an Exhibit to Form 8-K filed December 9, 2004.

(21)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(22)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2003.

(23)	Filed as Appendix C to definitive Proxy Statement dated April 2, 2004.

(24)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(25)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2004.

(26)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2006.

(27)	Filed as an Exhibit to Form 8-K filed March 7, 2005.

(28)	Filed as an Exhibit to Form 8-K filed March 13, 2006.

(29)	Filed as a Registration Statement on Form S-3 on August 8, 2008.

(30)	Filed an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(31)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2007.

(32)	Filed as a Registration Statement on Form S-8 on December 10, 2008.

*	Indicates management contract or compensatory plan or arrangement.