Form 10-Q
period 2009-03-31
AQUA AMERICA INC
filed 2009-05-07
CIK 78128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009

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
(610) 527-8000
(Registrant’s telephone number, including area code)
(Former Name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12(b)-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 24, 2009.
135,649,486.

AQUA AMERICA, INC. AND SUBSIDIARIES

Part I — Financial Information
Item 1. Financial Statements
AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	March 31,	December 31,
	2009	2008
Assets
Property, plant and equipment, at cost	$3,897,640	$3,848,419
Less: accumulated depreciation	870,944	851,036

Net property, plant and equipment	3,026,696	2,997,383

Current assets:
Cash and cash equivalents	16,744	14,944
Accounts receivable and unbilled revenues, net	77,280	84,523
Inventory, materials and supplies	9,358	9,822
Prepayments and other current assets	11,349	11,752

Total current assets	114,731	121,041

Regulatory assets	220,378	222,057
Deferred charges and other assets, net	50,711	50,603
Funds restricted for construction activity	28,611	52,931
Goodwill	40,842	41,007

	$3,481,969	$3,485,022

Liabilities and Stockholders’ Equity
Aqua America stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 136,341,948 and 136,053,467 in 2009 and 2008	$68,170	$68,026
Capital in excess of par value	627,661	623,407
Retained earnings	379,866	379,778
Treasury stock, 692,462 and 683,958 shares in 2009 and 2008	(12,926)	(12,751)
Accumulated other comprehensive income	23	(14)

Total Aqua America stockholders’ equity	1,062,794	1,058,446

Noncontrolling interest	2,231	2,181

Total equity	1,065,025	1,060,627

Long-term debt, excluding current portion	1,226,232	1,248,104
Commitments and contingencies	—	—

Current liabilities:
Current portion of long-term debt	27,533	7,297
Loans payable	84,407	80,589
Accounts payable	27,157	50,044
Accrued interest	16,909	16,070
Accrued taxes	17,593	15,362
Other accrued liabilities	18,436	23,809

Total current liabilities	192,035	193,171

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	365,525	355,166
Customers’ advances for construction	73,890	72,955
Regulatory liabilities	14,928	14,971
Other	118,388	120,333

Total deferred credits and other liabilities	572,731	563,425

Contributions in aid of construction	425,946	419,695

	$3,481,969	$3,485,022

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008

Operating revenues	$154,487	$139,283

Costs and expenses:
Operations and maintenance	66,989	64,304
Depreciation	26,387	21,481
Amortization	2,755	1,173
Taxes other than income taxes	11,590	12,109

	107,721	99,067

Operating income	46,766	40,216

Other expense (income):
Interest expense, net	16,628	17,130
Allowance for funds used during construction	(625)	(956)
Gain on sale of other assets	(133)	—

Income before income taxes	30,896	24,042
Provision for income taxes	12,525	9,721

Net income attributable to common shareholders	$18,371	$14,321

Net income attributable to common shareholders	$18,371	$14,321
Other comprehensive income, net of tax:
Unrealized holding gain on investments	37	—

Comprehensive income	$18,408	$14,321

Net income per common share:
Basic	$0.14	$0.11

Diluted	$0.14	$0.11

Average common shares outstanding during the period:
Basic	135,406	133,415

Diluted	135,876	133,970

Cash dividends declared per common share	$0.135	$0.125

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands of dollars, except per share amounts)
(UNAUDITED)

		March 31,	December 31,
		2009	2008
Aqua America stockholders’ equity:
Common stock, $.50 par value		$68,170	$68,026
Capital in excess of par value		627,661	623,407
Retained earnings		379,866	379,778
Treasury stock		(12,926)	(12,751)
Accumulated other comprehensive income		23	(14)

Total Aqua America stockholders’ equity		1,062,794	1,058,446

Noncontrolling interest		2,231	2,181

Total equity		1,065,025	1,060,627

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range

0.00% to 0.99%	2012 to 2034	3,530	3,606
1.00% to 1.99%	2009 to 2035	21,969	22,076
2.00% to 2.99%	2019 to 2027	13,501	13,683
3.00% to 3.99%	2010 to 2025	30,004	30,437
4.00% to 4.99%	2020 to 2041	196,093	196,150
5.00% to 5.99%	2011 to 2043	318,930	318,913
6.00% to 6.99%	2011 to 2036	121,557	121,552
7.00% to 7.99%	2012 to 2025	31,999	32,245
8.00% to 8.99%	2021 to 2025	34,743	34,806
9.00% to 9.99%	2010 to 2026	70,807	71,301
10.00% to 10.99%	2018 to 2018	6,000	6,000

		849,133	850,769

Notes payable to bank under revolving credit agreement, variable rate, due May 2012		62,500	62,500
Unsecured notes payable:
Notes of 4.87%, due 2010 through 2023		135,000	135,000
Notes ranging from 5.00% to 5.99%, due 2013 through 2037		207,132	207,132

		1,253,765	1,255,401
Current portion of long-term debt		27,533	7,297

Long-term debt, excluding current portion		1,226,232	1,248,104

Total capitalization		$2,291,257	$2,308,731

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars)
(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income	Interest	Total
Balance at December 31, 2008	$68,026	$623,407	$379,778	$(12,751)	$(14)	$2,181	$1,060,627
Net income	—	—	18,371	—	—	50	18,421
Unrealized holding gain on investments, net of income tax of $20	—	—	—	—	37	—	37
Dividends paid	—	—	(18,283)	—	—	—	(18,283)
Sale of stock (162,815 shares)	78	2,676	—	125	—	—	2,879
Repurchase of stock (14,935 shares)	—	—	—	(300)	—	—	(300)
Equity compensation plan (45,500 shares)	23	(23)	—	—	—	—	—
Exercise of stock options (86,597 shares)	43	757	—	—	—	—	800
Stock-based compensation	—	802	—	—	—	—	802
Employee stock plan tax benefits	—	42	—	—	—	—	42

Balance at March 31, 2009	$68,170	$627,661	$379,866	$(12,926)	$23	$2,231	$1,065,025

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income attributable to common shareholders	$18,371	$14,321
Adjustments to reconcile net income attributable to common shareholders to net cash flows from operating activities:
Depreciation and amortization	29,142	22,654
Deferred income taxes	8,391	1,672
Provision for doubtful accounts	1,494	1,788
Stock-based compensation	729	978
Gain on sale of other assets	(133)	—
Net decrease in receivables, inventory and prepayments	6,298	4,367
Net decrease in payables, accrued interest, accrued taxes and other accrued liabilities	(1,414)	(877)
Other	(182)	(1,029)

Net cash flows from operating activities	62,696	43,874

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $625 and $956	(62,135)	(56,467)
Acquisitions of utility systems and other, net	(290)	—
Proceeds from the sale of other assets	246	16,947
Additions to funds restricted for construction activity	(29)	(556)
Release of funds previously restricted for construction activity	24,335	1,676
Other	(758)	(5)

Net cash flows used in investing activities	(38,631)	(38,405)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	581	1,769
Repayments of customers’ advances	(473)	(850)
Net proceeds of short-term debt	3,817	26,909
Proceeds from long-term debt	303	56
Repayments of long-term debt	(1,920)	(13,508)
Change in cash overdraft position	(9,741)	(6,938)
Proceeds from exercised stock options	800	651
Stock-based compensation windfall tax benefits	72	82
Proceeds from issuing common stock	2,879	2,628
Repurchase of common stock	(300)	(283)
Dividends paid on common stock	(18,283)	(16,678)
Proceeds from net cash settlements of forward equity sale agreement	—	2,662

Net cash flows used in financing activities	(22,265)	(3,500)

Net increase in cash and cash equivalents	1,800	1,969
Cash and cash equivalents at beginning of period	14,944	14,540

Cash and cash equivalents at end of period	$16,744	$16,509

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 1 Basis of Presentation
The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at March 31, 2009, the consolidated statements of income and comprehensive income for the three months ended March 31, 2009 and 2008, the consolidated statements of cash flow for the three months ended March 31, 2009 and 2008, and the consolidated statement of equity for the three months ended March 31, 2009, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” which was retrospectively applied, and requires a noncontrolling interest to be separately presented as a component of stockholders’ equity on the Consolidated Balance Sheet and Statement of Equity. See Note 10, Recent Accounting Pronouncements, for further information. Certain prior year amounts have been changed to conform with current year’s presentation.
Note 2 Goodwill
The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated

Balance at December 31, 2008	$36,887	$4,120	$41,007
Reclassifications to utility plant acquisition adjustment	(1,353)	—	(1,353)
Other	1,188	—	1,188

Balance at March 31, 2009	$36,722	$4,120	$40,842

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 3 Dispositions
The City of Fort Wayne, Indiana (the “City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries that the Company acquired in connection with the AquaSource acquisition in 2003. The Company had challenged whether the City was following the correct legal procedures in connection with the City’s condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of the Company’s utility system at a preliminary price based on the City’s valuation. The Company has filed an appeal with a local Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of the northern portion of the Company’s system and the payment of $16,911 based on the City’s valuation of this portion of the system. In January 2008, the Company reached a settlement with the City to transition the northern portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically states that the final valuation of the portion of the Company’s system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, the Company turned over the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for the Company’s northern system to the City. The proceeds received are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether the Company is entitled to a jury trial. The Company expects a ruling from the judge in the second half of 2009. Depending upon the outcome of the legal proceeding in the Circuit Court the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represents approximately 0.5% of the Company’s total assets.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 4 Net Income per Common Share
Basic net income per common share is based on the weighted average number of common shares outstanding. Diluted net income per common share is based on the weighted average number of common shares outstanding and potentially dilutive shares. The dilutive effect of employee stock options is included in the computation of diluted net income per common share. The dilutive effect of stock options is calculated using the treasury stock method and expected proceeds upon exercise of the stock options. The following table summarizes the shares, in thousands, used in computing basic and diluted net income per common share:

	Three Months Ended
	March 31,
	2009	2008
Average common shares outstanding during the period for basic computation	135,406	133,415
Dilutive effect of employee stock options	470	555

Average common shares outstanding during the period for diluted computation	135,876	133,970

For the three months ended March 31, 2009 and 2008, employee stock options to purchase 1,561,609 and 1,697,647 shares of common stock, respectively, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods.
Note 5 Stock-based Compensation
Under the Company’s 2004 Equity Compensation Plan (the “2004 Plan”), as approved by the shareholders to replace the 1994 Equity Compensation Plan (the “1994 Plan”), qualified and nonqualified stock options may be granted to officers, key employees and consultants at prices equal to the market price of the stock on the day of the grant. Officers and key employees may also be granted dividend equivalents and restricted stock. Restricted stock may also be granted to non-employee members of the Board of Directors. The 2004 Plan authorizes 4,900,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2004 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the plans to any one individual in any one year is 200,000. Awards under the 2004 Plan are made by a committee of the Board of Directors. At March 31, 2009, 1,872,316 shares underlying stock option and restricted stock awards were still available for grant under the 2004 Plan, although under the terms of the 2004 Plan, terminated, expired or forfeited grants under the 1994 Plan and shares withheld to satisfy tax withholding requirements under the plan may be re-issued under the 2004 Plan.
Stock Options—During the three months ended March 31, 2009 and 2008, the Company recognized compensation cost associated with stock options as a component of operations and maintenance expense of $543 and $788, respectively. For the three months ended March 31, 2009 and 2008, the Company recognized income tax benefits associated with stock options in its income statement of $101 and $79, respectively. In addition, the Company capitalized compensation costs associated with stock options within property, plant and equipment of $73 and $95 during the three months ended March 31, 2009 and 2008, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model. The per share weighted-average fair value at the date of grant for stock options granted during the three months ended March 31, 2009 and 2008 was $4.37 and $4.12 per option, respectively. The following assumptions were used in the application of this valuation model:

	2009	2008
Expected term (years)	5.3	5.2
Risk-free interest rate	2.2%	3.0%
Expected volatility	31.3%	23.7%
Dividend yield	2.98%	2.24%
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
The following table summarizes stock option transactions for the three months ended March 31, 2009:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	3,543,573	$18.83
Granted	586,950	19.12
Forfeited	(16,717)	20.78
Expired	(21,716)	24.04
Exercised	(86,597)	9.24

Outstanding at end of period	4,005,493	$19.04	6.6	$10,149

Exercisable at end of period	2,871,353	$18.62	5.5	$9,634

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Restricted Stock—During the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense in the amounts of $186 and $190, respectively. The following table summarizes nonvested restricted stock transactions for the three months ended March 31, 2009:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	74,251	$21.88
Granted	45,500	19.15
Vested	(27,333)	23.88
Forfeited	—	—

Nonvested shares at end of period	92,418	$19.94

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

	Pension Benefits
	Three Months Ended
	March 31,
	2009	2008
Service cost	$1,125	$1,153
Interest cost	3,112	3,049
Expected return on plan assets	(2,317)	(2,998)
Amortization of transition asset	(46)	(52)
Amortization of prior service cost	35	66
Amortization of actuarial loss	1,202	64
Capitalized costs	(671)	(620)

Net periodic benefit cost	$2,440	$662

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2009	2008
Service cost	$278	$271
Interest cost	573	544
Expected return on plan assets	(422)	(448)
Amortization of transition obligation	26	26
Amortization of prior service cost	(70)	(70)
Amortization of actuarial loss	135	58
Amortization of regulatory asset	38	38
Capitalized costs	(92)	(123)

Net periodic benefit cost	$466	$296

The Company made cash contributions of $4,929 to its defined benefit pension plans during the first three months of 2009 and intends to make cash contributions of $12,009 to the plans during the remainder of 2009. In addition, the Company expects to make cash contributions of $1,874 for the funding of its other postretirement benefit plans during the remainder of 2009.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 7 Water and Wastewater Rates
In April 2009, certain of the Company’s operating divisions in North Carolina and Florida were granted rate increases designed to increase total operating revenues on an annual basis by approximately $13,242.
On September 23, 2008, the Texas Commission on Environmental Quality (“TCEQ”) issued its final ruling with a unanimous decision approving the rate application that was filed in 2004 by the Company’s operating subsidiaries in Texas to increase rates, on an annualized basis, by $11,920 over a multi-year period beginning in 2004. The application sought to increase annual revenues in phases and was accompanied by a plan to defer and amortize a portion of the Company’s depreciation, operating and other tax expense over a similar multi-year period, such that the impact on operating income approximated the requested amount during the first years that the new rates were in effect. The Company commenced billing for the requested rates and implemented the deferral plan in 2004. As a result of the final order, the regulatory asset for the deferred operating costs and rate case expenses was set at $13,697. Beginning January 1, 2009, the regulatory asset for the deferred operating costs and rate case expense will be recovered through two twenty-four month surcharge mechanisms. The final order was appealed to the TCEQ by two parties, and the TCEQ has exercised its legal authority to take no action within the required period, therefore affirming the TCEQ’s approval decision. As a result, the appealing parties have filed suit against the TCEQ in an effort to appeal the order. The additional revenue billed and collected in connection with the case are subject to refund based on the outcome of the appeal. The revenue recognized and the expenses deferred by the Company reflect an estimate of the final outcome of the case. As of March 31, 2009, the Company has deferred $9,994 of operating costs and $2,512 of rate case expenses and recognized $39,105 of revenue that is subject to refund based on the outcome of any appeals. Based on the Company’s review of the present circumstances, no reserve is considered necessary for the revenue recognized to date.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 8 Taxes Other than Income Taxes
The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2009	2008

Property	$6,163	$6,857
Capital stock	605	773
Gross receipts, excise and franchise	1,952	1,956
Payroll	2,079	1,871
Other	791	652

Total taxes other than income	$11,590	$12,109

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
The following tables present the Company’s segment information:

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$151,731	$2,756	$154,487	$136,469	$2,814	$139,283
Operations and maintenance expense	65,627	1,362	66,989	62,267	2,037	64,304
Depreciation	26,781	(394)	26,387	21,938	(457)	21,481
Operating income	45,433	1,333	46,766	39,380	836	40,216
Interest expense, net of AFUDC	15,897	106	16,003	15,398	776	16,174
Income tax	12,267	258	12,525	9,975	(254)	9,721
Net income attributable to common shareholders	17,383	988	18,371	14,007	314	14,321
Capital Expenditures	61,475	660	62,135	56,416	51	56,467

	March 31,	December 31,
	2009	2008
Total assets:
Regulated	$3,422,753	$3,412,519
Other and eliminations	59,216	72,503

Consolidated	$3,481,969	$3,485,022

Note 10 Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaced SFAS No. 141. SFAS No. 141(R) establishes principles for recognizing assets and liabilities acquired in a business combination, contractual contingencies and certain acquired contingencies to be measured at their fair values at the acquisition date. This statement requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning January 1, 2009. With the adoption of SFAS No. 141(R), the Company’s accounting for business combinations changed on a prospective basis beginning with transactions closing in the first quarter of 2009.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. The Company adopted SFAS No. 160 as required on January 1, 2009, and this statement did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies when other statements require or permit the fair value measurement of assets and liabilities. This statement does not expand the use of fair value measurement. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 as required on January 1, 2008 for all financial assets and liabilities, and this statement did not have a material impact on the Company’s consolidated results of operations or consolidated financial position. Effective January 1, 2009, the Company adopted SFAS No. 157 on all non-financial assets and liabilities, and the adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the completion of various construction projects; the projected timing and annual value of rate increases; the recovery of certain costs and capital investments through rate increase requests; the projected effects of recent accounting pronouncements, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “intends,” “will,” “continue” or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, and our ability to assimilate acquired operations. In addition to these uncertainties or factors, our future results may be affected by the factors and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.
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

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Financial Condition
During the first three months of 2009, we had $62,135 of capital expenditures, repaid debt and made sinking fund contributions and other loan repayments of $1,920, and repaid $473 of customer advances for construction. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.
At March 31, 2009, we had $16,744 of cash and cash equivalents compared to $14,944 at December 31, 2008. During the first three months of 2009, we used the proceeds from the issuance of common stock, internally generated funds and available working capital, to fund the cash requirements discussed above and to pay dividends.
At March 31, 2009, our $95,000 unsecured revolving credit facility, that expires May 2012, had $18,946 available for borrowing. At March 31, 2009, we had short-term lines of credit of $139,000, of which $54,593 was available. One of our short-term lines of credit is an Aqua Pennsylvania $70,000 364-day unsecured revolving credit facility with two banks. This facility is used to provide working capital and was renewed in December 2008 on substantially similar terms as the expired credit facility. In addition, we renewed $33,000 of bank credit lines in the fourth quarter of 2008.
Our short-term lines of credit of $139,000 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be. The United States credit and liquidity crisis that started in 2008 which caused substantial volatility in capital markets, including credit markets and the banking industry, has increased the cost and significantly reduced the availability of credit from financing sources, which may continue or worsen in the future. If in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would have to seek alternative financing sources, although there can be no assurance that these alternative financing sources would be available on terms acceptable to us. In the event we are not able to obtain sufficient capital, we may need to reduce our capital expenditures and our ability to pursue acquisitions that we may rely on for future growth could be impaired.
The Company’s consolidated balance sheet historically has had a negative working capital position whereby routinely our current liabilities exceed our current assets. Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements for the balance of the year and the reasonably foreseeable future.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Results of Operations
Analysis of First Quarter of 2009 Compared to First Quarter of 2008
Revenues for the quarter increased $15,204 or 10.9% primarily due to additional revenues associated with increased water and wastewater rates of $14,006 and additional wastewater and water revenues of $1,306 associated with a larger customer base due to acquisitions, offset partially by the loss of utility revenues of $830 associated with utility systems sold.
Operations and maintenance expenses increased by $2,685 or 4.2% primarily due to increases in water production costs of $1,304, additional expenses resulting from the write-off of previously deferred expenses related to our rate filing in North Carolina of $914, operating costs associated with acquisitions of $710, increased insurance and claims expense of $596, and normal increases in other operating costs. Offsetting these increases were decreases in fuel costs for our service vehicles of $438, reduced expenses of $406 associated with the dispositions of utility systems, and reduced bad debt expense of $294. The increased water production costs, principally purchased power, chemicals, and water were associated with vendor price increases and higher water production.
Depreciation expense increased $4,906 or 22.8% reflecting the utility plant placed in service since March 31, 2008, and additional expense of $2,037 resulting from a rate case adjustment related to our rate filing in North Carolina.
Amortization increased $1,582 due to the amortization of the costs associated with, and other costs being recovered in, various rate filings, and additional expense of $394 resulting from a rate case adjustment related to our rate filing in North Carolina.
Taxes other than income taxes decreased by $519 or 4.3% primarily due to a reduction in the assessment of property taxes.
Interest expense decreased by $502 or 2.9% primarily due to decreased interest rates on short-term borrowings and long-term debt, offset partially by additional borrowings to finance capital projects.
Allowance for funds used during construction (“AFUDC”) decreased by $331 primarily due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.
Gain on sale of other assets totaled $133 in the first quarter of 2009 and $0 in the first quarter of 2008. The increase of $133 is due to the timing of sales of land and other property.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Our effective income tax rate was 40.5% in the first quarter of 2009 and 40.4% in the first quarter of 2008. The effective income tax rate can vary over time due to changes in our expenses that are non tax-deductible.
Net income attributable to common shareholders for the quarter increased by $4,050 or 28.3%, in comparison to the same period in 2008 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.03 reflecting the change in net income attributable to common shareholders and a 1.4% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the issuance of 1,000,000 shares related to the settlement of the forward equity sale agreement in June 2008, and the additional shares sold or issued through our dividend reinvestment plan, employee stock purchase plan, and equity compensation plan.
Impact of Recent Accounting Pronouncements
We describe the impact of recent accounting pronouncements in Note 10, Recent Accounting Pronouncements, of the consolidated financial statements.

AQUA AMERICA, INC. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. There have been no significant changes in our exposure to market risks since December 31, 2008. Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information.
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
Part II — Other Information
Item 1. Legal Proceedings
In 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality (“TCEQ”) to increase rates over a multi-year period. On September 23, 2008, the TCEQ issued its final ruling with a unanimous decision approving this rate application. The final order was appealed to the TCEQ by two parties, and the TCEQ has exercised its legal authority to take no action within the required period, therefore affirming the TCEQ’s approval decision. As a result, the appealing parties have filed suit against the TCEQ in the Travis County District Court in an effort to appeal the order. In accordance with authorization from the TCEQ in 2004, our subsidiaries commenced billing for the requested rates and deferred recognition of certain expenses for financial statement purposes. In the event the TCEQ’s final order is overturned on appeal, completely or in part, we could be required to refund some or all of the revenue billed to-date, and write-off some or all of the regulatory asset for the expense deferral. For more information, see the description under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008, and refer to “Note 7 — Water and Wastewater Rates” to the Consolidated Financial Statements of Aqua America, Inc. and subsidiaries in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

AQUA AMERICA, INC. AND SUBSIDIARIES
The City of Fort Wayne, Indiana (“the City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries in Indiana. We challenged whether the City was following the correct legal procedures in connection with the City’s condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of our utility system at a preliminary price based on the City’s valuation. In October 2007, we filed an appeal with a local Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of this portion of our system and the payment of $16,910,500 based on the City’s valuation of the system. In January 2008, we reached a settlement agreement with the City to transition this portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically states that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for our northern system to the City. The proceeds received are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial. We expect a ruling from the judge in the second half of 2009. Depending upon the outcome of the legal proceeding in the Circuit Court we may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represented approximately 0.5% of Aqua America’s total assets.

AQUA AMERICA, INC. AND SUBSIDIARIES
A lawsuit was filed by a husband and wife who lived in a house abutting a percolation pond at a Pasco County, Florida wastewater treatment plant owned by one of the Company’s subsidiaries, Aqua Utilities Florida, Inc. The lawsuit was originally filed in August 2006 in the Circuit Court for the Sixth Judicial Circuit in and for Pasco County, Florida and has been amended several times by the plaintiffs. The lawsuit alleges our subsidiary was negligent in the design, operation and maintenance of the plant, resulting in bodily injury to the plaintiffs and various damages to their property. The plaintiffs were recently allowed to amend their complaint to include additional counts alleging nuisance and strict liability. In the third quarter of 2008, approximately thirty-five additional plaintiffs, associated with approximately eight other homes in the area, filed another lawsuit with the same court making similar allegations against our subsidiary with respect to the operation of the facility. They are represented by the same counsel as the original 2006 plaintiffs. Both lawsuits have been submitted to our insurance carriers, who have reserved their rights with respect to various portions of the plaintiffs’ claims. Based on the ultimate outcome of the litigation, we may or may not have insurance coverage for parts or all of the claims. We believe that the plaintiffs’ claims in both lawsuits are without foundation. At this time, it is impossible to estimate the likelihood of a loss in these matters or the extent of a loss should one occur.
Two homeowners’ associations comprised of approximately 170 homes located next to a wastewater plant owned by one of the Company’s subsidiaries in Indiana are claiming that the subsidiary’s prior management, before our acquisition of the company in 2003, allegedly entered into an agreement to cease the majority of operations at the wastewater plant and to remove most of the facilities located at the plant site by April 2009. The plant treats approximately 75% of wastewater flow from the subsidiary’s 12,000 customers in the area. The Company has filed a formal request for review of the purported agreement with the Indiana Utility Regulatory Commission. If the purported agreement is ultimately determined to be valid, the subsidiary may be subject to liability to the homeowners for failure to remove the plant and/or, if the agreement is enforced, the subsidiary may be required to construct a new plant elsewhere and close and remove the existing plant. While the Company continues to assess the matter and any potential losses, we cannot currently estimate the likelihood of a loss in connection with this matter or the extent of a loss should one occur. Based on our current understanding of the controversy, this matter would not be covered by any of the Company’s insurance policies.
There are no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of their properties is the subject that are material or are expected to have a material effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”) under “Part 1, Item 1A — Risk Factors”. The risks described in our Form 10-K are not the only risks facing the Company. Additional risks that we do not presently know or that we currently believe are immaterial could also impair our business, financial position, or future results and prospects.

AQUA AMERICA, INC. AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Aqua America’s purchases of its common stock for the quarter ended March 31, 2009:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

January 1 — 31, 2009	3,265	$20.75	—	548,278
February 1 — 28, 2009	11,670	$19.91	—	548,278
March 1 — 31, 2009	—	$—	—	548,278

Total	14,935	$20.09	—	548,278

(1)	These amounts consist of shares we purchased from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plans is available to all employees who receive option grants under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.

AQUA AMERICA, INC. AND SUBSIDIARIES
Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.
May 7, 2009

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