Form 10-Q
period 2009-06-30
AQUA AMERICA INC
filed 2009-08-06
CIK 78128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 21, 2009.
135,917,740.

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES
Part 1 – Financial Information

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	June 30,	December 31,
	2009	2008
Assets
Property, plant and equipment, at cost	$3,954,317	$3,848,419
Less: accumulated depreciation	893,836	851,036

Net property, plant and equipment	3,060,481	2,997,383

Current assets:
Cash and cash equivalents	13,822	14,944
Accounts receivable and unbilled revenues, net	84,851	84,523
Inventory, materials and supplies	9,723	9,822
Prepayments and other current assets	14,134	11,752

Total current assets	122,530	121,041

Regulatory assets	230,786	234,980
Deferred charges and other assets, net	51,106	50,603
Funds restricted for construction activity	24,519	52,931
Goodwill	40,842	41,007

	$3,530,264	$3,497,945

Liabilities and Stockholders’ Equity
Aqua America stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 136,596,294 and 136,053,467 in 2009 and 2008	$68,297	$68,026
Capital in excess of par value	632,140	623,407
Retained earnings	387,406	379,778
Treasury stock, 679,843 and 683,958 shares in 2009 and 2008	(12,662)	(12,751)
Accumulated other comprehensive income	260	(14)

Total Aqua America stockholders’ equity	1,075,441	1,058,446

Noncontrolling interest	2,282	2,181

Total equity	1,077,723	1,060,627

Long-term debt, excluding current portion	1,227,744	1,248,104
Commitments and contingencies	—	—

Current liabilities:
Current portion of long-term debt	27,659	7,297
Loans payable	97,078	80,589
Accounts payable	29,521	50,044
Accrued interest	19,533	16,070
Accrued taxes	11,740	15,362
Other accrued liabilities	20,241	23,809

Total current liabilities	205,772	193,171

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	375,907	355,166
Customers’ advances for construction	77,998	72,955
Regulatory liabilities	27,058	27,894
Other	118,745	120,333

Total deferred credits and other liabilities	599,708	576,348

Contributions in aid of construction	419,317	419,695

	$3,530,264	$3,497,945

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008

Operating revenues	$321,820	$290,034

Costs and expenses:
Operations and maintenance	135,538	129,450
Depreciation	51,359	42,100
Amortization	5,819	2,185
Taxes other than income taxes	23,474	22,954

	216,190	196,689

Operating income	105,630	93,345

Other expense (income):
Interest expense, net	33,437	34,193
Allowance for funds used during construction	(1,193)	(2,056)
Gain on sale of other assets	(213)	(553)

Income before income taxes	73,599	61,761
Provision for income taxes	29,375	24,888

Net income attributable to common shareholders	$44,224	$36,873

Net income attributable to common shareholders	$44,224	$36,873
Other comprehensive income, net of tax:
Unrealized holding gain on investments	269	189
Reclassification adjustment for losses reported in net income	5	—

Comprehensive income	$44,498	$37,062

Net income per common share:
Basic	$0.33	$0.28

Diluted	$0.33	$0.28

Average common shares outstanding during the period:
Basic	135,519	133,549

Diluted	135,880	133,988

Cash dividends declared per common share	$0.270	$0.250

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended
	June 30,
	2009	2008

Operating revenues	$167,333	$150,751

Costs and expenses:
Operations and maintenance	68,549	65,146
Depreciation	24,972	20,619
Amortization	3,064	1,012
Taxes other than income taxes	11,884	10,845

	108,469	97,622

Operating income	58,864	53,129

Other expense (income):
Interest expense, net	16,809	17,063
Allowance for funds used during construction	(568)	(1,100)
Gain on sale of other assets	(80)	(553)

Income before income taxes	42,703	37,719
Provision for income taxes	16,850	15,167

Net income attributable to common shareholders	$25,853	$22,552

Net income attributable to common shareholders	$25,853	$22,552
Other comprehensive income, net of tax:
Unrealized holding gain on investments	232	189
Reclassification adjustment for losses reported in net income	5	—

Comprehensive income	$26,090	$22,741

Net income per common share:
Basic	$0.19	$0.17

Diluted	$0.19	$0.17

Average common shares outstanding during the period:
Basic	135,631	133,683

Diluted	135,939	134,060

Cash dividends declared per common share	$0.135	$0.125

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	June 30,	December 31,
	2009	2008
Aqua America stockholders’ equity:
Common stock, $.50 par value	$68,297	$68,026
Capital in excess of par value	632,140	623,407
Retained earnings	387,406	379,778
Treasury stock	(12,662)	(12,751)
Accumulated other comprehensive income	260	(14)

Total Aqua America stockholders’ equity	1,075,441	1,058,446

Noncontrolling interest	2,282	2,181

Total equity	1,077,723	1,060,627

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):

Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2012 to 2034	6,940	3,606
1.00% to 1.99%	2009 to 2035	21,533	22,076
2.00% to 2.99%	2019 to 2027	13,366	13,683
3.00% to 3.99%	2010 to 2025	29,168	30,437
4.00% to 4.99%	2020 to 2041	196,034	196,150
5.00% to 5.99%	2011 to 2043	318,936	318,913
6.00% to 6.99%	2011 to 2036	121,562	121,552
7.00% to 7.99%	2012 to 2025	31,749	32,245
8.00% to 8.99%	2021 to 2025	34,677	34,806
9.00% to 9.99%	2010 to 2026	70,806	71,301
10.00% to 10.99%	2018	6,000	6,000

		850,771	850,769

Notes payable to bank under revolving credit agreement, variable rate, due May 2012	62,500	62,500
Unsecured notes payable:
Notes of 4.87%, due 2010 through 2023	135,000	135,000
Notes ranging from 5.00% to 5.99%, due 2013 through 2037	207,132	207,132

	1,255,403	1,255,401
Current portion of long-term debt	27,659	7,297

Long-term debt, excluding current portion	1,227,744	1,248,104

Total capitalization	$2,305,467	$2,308,731

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars)
(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income	Interest	Total
Balance at December 31, 2008	$68,026	$623,407	$379,778	$(12,751)	$(14)	$2,181	$1,060,627
Net income	—	—	44,224	—	—	101	44,325
Unrealized holding gain on investments, net of income tax of $146	—	—	—	—	269	—	269
Reclassification adjustment for losses reported in net income, net of income tax of $2	—	—	—	—	5	—	5
Dividends paid	—	—	(36,596)	—	—	—	(36,596)
Sale of stock (353,542 shares)	167	5,340	—	389	—	—	5,896
Repurchase of stock (14,935 shares)	—	—	—	(300)	—	—	(300)
Equity compensation plan (59,500 shares)	30	(30)	—	—	—	—	—
Exercise of stock options (148,835 shares)	74	1,466	—	—	—	—	1,540
Stock-based compensation	—	1,903	—	—	—	—	1,903
Employee stock plan tax benefits	—	54	—	—	—	—	54

Balance at June 30, 2009	$68,297	$632,140	$387,406	$(12,662)	$260	$2,282	$1,077,723

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands of dollars)
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income attributable to common shareholders	$44,224	$36,873
Adjustments to reconcile net income attributable to common shareholders to net cash flows from operating activities:
Depreciation and amortization	57,178	44,285
Deferred income taxes	18,218	20,180
Provision for doubtful accounts	3,116	3,372
Stock-based compensation	1,830	2,029
Gain on sale of utility system	(1,009)	—
Gain on sale of other assets	(213)	(553)
Net increase in receivables, inventory and prepayments	(3,758)	(6,000)
Net decrease in payables, accrued interest, accrued taxes and other accrued liabilities	(12,116)	(20,099)
Other	(921)	(2,098)

Net cash flows from operating activities	106,549	77,989

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $1,193 and $2,056	(117,134)	(110,523)
Acquisitions of utility systems and other, net	(1,170)	(1,600)
Proceeds from the sale of utility system and other assets	1,937	17,060
Additions to funds restricted for construction activity	(4,901)	(951)
Release of funds previously restricted for construction activity	33,299	15,004
Other	(768)	73

Net cash flows used in investing activities	(88,737)	(80,937)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	2,524	3,866
Repayments of customers’ advances	(1,306)	(1,589)
Net proceeds of short-term debt	16,489	22,807
Proceeds from long-term debt	3,705	15,442
Repayments of long-term debt	(3,650)	(35,113)
Change in cash overdraft position	(7,328)	(8,714)
Proceeds from exercised stock options	1,540	1,436
Stock-based compensation windfall tax benefits	92	103
Proceeds from issuing common stock	5,896	27,637
Repurchase of common stock	(300)	(295)
Dividends paid on common stock	(36,596)	(33,383)
Proceeds from net cash settlements of forward equity sale agreement	—	11,011

Net cash flows from (used in) financing activities	(18,934)	3,208

Net increase (decrease) in cash and cash equivalents	(1,122)	260
Cash and cash equivalents at beginning of period	14,944	14,540

Cash and cash equivalents at end of period	$13,822	$14,800

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 1 Basis of Presentation
The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at June 30, 2009, the consolidated statements of income and comprehensive income for the six months and three months ended June 30, 2009 and 2008, the consolidated statements of cash flow for the six months ended June 30, 2009 and 2008, and the consolidated statement of equity for the six months ended June 30, 2009, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” which was retrospectively applied, and requires a noncontrolling interest to be separately presented as a component of stockholders’ equity on the Consolidated Balance Sheet and Statement of Equity. In connection with the preparation of the consolidated financial statements and in accordance with the recently issued SFAS No. 165, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through to the time the financial statements were filed with the Securities and Exchange Commission on August 6, 2009. See Note 12, Recent Accounting Pronouncements, for further information regarding the adoption of SFAS No. 160 and SFAS No. 165. Certain prior period amounts have been reclassified to conform to the current period presentation.
Note 2 Goodwill
The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated

Balance at December 31, 2008	$36,887	$4,120	$41,007
Reclassifications to utility plant acquisition adjustment	(1,353)	—	(1,353)
Other	1,188	—	1,188

Balance at June 30, 2009	$36,722	$4,120	$40,842

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 3 Dispositions
The City of Fort Wayne, Indiana (the “City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries that the Company acquired in connection with the AquaSource acquisition in 2003. The Company challenged whether the City was following the correct legal procedures in connection with the City’s condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of the Company’s utility system at a preliminary price based on the City’s valuation. The Company has filed an appeal with a local circuit court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of the northern portion of the Company’s system and the payment of $16,911 based on the City’s valuation of this portion of the system. In January 2008, the Company reached a settlement with the City to transition the northern portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically states that the final valuation of the northern portion of the Company’s system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, the Company turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for the northern portion of the system to the City. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether the Company is entitled to a jury trial. The Company expects a ruling from the judge in the second half of 2009. Depending upon the outcome of the legal proceeding in the circuit court the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represents approximately 0.5% of the Company’s total assets.
In June 2009, the Company sold a water and wastewater utility system in Texas for net proceeds of $1,601. The sale resulted in the recognition of a gain on the sale of these assets, net of expenses, of $1,009. The gain is reported in the consolidated statement of income as a reduction to operations and maintenance expense.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 4 Long-term Debt and Loans Payable
In July 2009, the Company’s Pennsylvania operating subsidiary Aqua Pennsylvania, Inc. issued $58,000 of tax-exempt bonds, secured by a supplement to its first mortgage indenture, which are due in 2039 with an interest rate of 5.23%. The proceeds are restricted to funding certain capital projects during the period 2009 through 2012.
Note 5 Fair Value of Financial Instruments
The carrying amount of current assets and liabilities that are considered financial instruments approximates their fair value as of the dates presented. The carrying amount and estimated fair value of the Company’s long-term debt are as follows:

	June 30,	December 31,
	2009	2008
Carrying Amount	$1,255,403	$1,255,401
Estimated Fair Value	1,172,288	1,191,877
The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The Company’s customers’ advances for construction and related tax deposits have a carrying value of $77,988 as of June 30, 2009, and $72,955 as of December 31, 2008. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. Portions of these non-interest bearing instruments are payable annually through 2024 and amounts not paid by the contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Average common shares outstanding during the period for basic computation	135,519	133,549	135,631	133,683
Dilutive effect of employee stock options	361	449	308	377

Average common shares outstanding during the period for diluted computation	135,880	133,998	135,939	134,060

For the six and three months ended June 30, 2009, employee stock options to purchase 2,144,059 and 2,720,294 shares of common stock, respectively, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods. For the six and three months ended June 30, 2008, employee stock options to purchase 1,650,796 and 2,245,247 shares of common stock, respectively, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods.
Note 7 Stock-based Compensation
Under the Company’s 2009 Omnibus Equity Compensation Plan (the “2009 Plan”), as approved by the shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The 2009 Plan authorizes 5,000,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2009 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the plans to any one individual in any one year is 200,000. Awards under the 2009 Plan are made by a committee of the Board of Directors. At June 30, 2009, 4,986,000 shares underlying stock option and restricted stock awards were still available for grant under the 2009 Plan. No further grants may be made under the 2004 plan.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Stock Options– During the six months ended June 30, 2009 and 2008, the Company recognized compensation cost associated with stock options as a component of operations and maintenance expense of $1,201 and $1,500, respectively. During the three months ended June 30, 2009 and 2008, the Company recognized compensation cost associated with stock options as a component of operations and maintenance expense of $658 and $712, respectively. For the six months ended June 30, 2009 and 2008, the Company recognized income tax benefits associated with stock options in its income statement of $235 and $151, respectively. For the three months ended June 30, 2009 and 2008, the Company recognized income tax benefits associated with stock options in its income statement of $134 and $72, respectively. In addition, the Company capitalized compensation costs associated with stock options within property, plant and equipment of $73 and $212 during the six months ended June 30, 2009 and 2008, and $0 and $117 during three months ended June 30, 2009 and 2008, respectively.
The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model. The per share weighted-average fair value at the date of grant for stock options granted during the six months ended June 30, 2009 and 2008 was $4.37 and $4.12 per option, respectively. There were no stock options granted during the three months ended June 30, 2009 and 2008. The following assumptions were used in the application of this valuation model:

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

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
The following table summarizes stock option transactions for the six months ended June 30, 2009:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	3,543,573	$18.83
Granted	586,950	19.12
Forfeited	(17,864)	20.81
Expired	(25,920)	23.31
Exercised	(148,835)	10.35

Outstanding at end of period	3,937,904	$19.15	6.4	$5,603

Exercisable at end of period	2,805,097	$18.77	5.3	$5,603

Restricted Stock– During the six months ended June 30, 2009 and 2008, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense in the amounts of $629 and $529, respectively. During the three months ended June 30, 2009 and 2008, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense in the amounts of $443 and $339, respectively. The following table summarizes nonvested restricted stock transactions for the six months ended June 30, 2009:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	74,251	$21.88
Granted	59,500	18.58
Vested	(41,333)	21.46
Forfeited	—	—

Nonvested shares at end of period	92,418	$19.94

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

	Pension Benefits
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$2,174	$2,306	$1,050	$1,153
Interest cost	6,263	6,098	3,150	3,049
Expected return on plan assets	(4,658)	(5,996)	(2,341)	(2,998)
Amortization of transition asset	(91)	(104)	(45)	(52)
Amortization of prior service cost	76	132	41	66
Amortization of actuarial loss	2,576	128	1,374	64
Capitalized costs	(1,320)	(1,287)	(649)	(667)
Settlement charge	641	—	641	—

Net periodic benefit cost	$5,661	$1,277	$3,221	$615

	Other
	Postretirement Benefits
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$541	$542	$262	$271
Interest cost	1,144	1,088	571	544
Expected return on plan assets	(845)	(896)	(423)	(448)
Amortization of transition obligation	52	52	26	26
Amortization of prior service cost	(140)	(140)	(70)	(70)
Amortization of actuarial loss	294	116	159	58
Amortization of regulatory asset	68	69	30	31
Capitalized costs	(180)	(255)	(88)	(132)

Net periodic benefit cost	$934	$576	$467	$280

The Company made cash contributions of $9,030 to its defined benefit pension plans during the first six months of 2009 and intends to make cash contributions of $7,869 to the plans during the remainder of 2009. In addition, the Company expects to make cash contributions of $1,684 for the funding of its other postretirement benefit plans during the remainder of 2009.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 9 Water and Wastewater Rates
During the first six months of 2009, certain of the Company’s operating divisions in New York, Indiana, Ohio, North Carolina and Florida were granted base rate increases designed to increase total operating revenues on an annual basis by approximately $15,980.
On September 23, 2008, the Texas Commission on Environmental Quality (“TCEQ”) issued its final ruling with a unanimous decision approving the rate application that was filed in 2004 by the Company’s operating subsidiaries in Texas to increase rates, on an annualized basis, by $11,920 over a multi-year period beginning in 2004. The application sought to increase annual revenues in phases and was accompanied by a plan to defer and amortize a portion of the Company’s depreciation, operating and other tax expense over a similar multi-year period, such that the impact on operating income approximated the requested amount during the first years that the new rates were in effect. The Company commenced billing for the requested rates and implemented the deferral plan in 2004. As a result of the final order, the regulatory asset for the deferred operating costs and rate case expenses was set at $13,697. Beginning January 1, 2009, the regulatory asset for the deferred operating costs and rate case expense will be recovered through two twenty-four month surcharge mechanisms. The final order was appealed to the TCEQ by two parties, and the TCEQ has exercised its legal authority to take no action within the required period, therefore affirming the TCEQ’s approval decision. As a result, the appealing parties have filed suit against the TCEQ in an effort to appeal the order. The additional revenue billed and collected in connection with the case are subject to refund based on the outcome of the appeal. The revenue recognized and the expenses deferred by the Company reflect an estimate of the final outcome of the case. As of June 30, 2009, the Company has deferred $8,574 of operating costs and $2,155 of rate case expenses and recognized $41,799 of revenue that is subject to refund based on the outcome of any appeals. Based on the Company’s review of the present circumstances, no reserve is considered necessary for the revenue recognized to date.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 10 Taxes Other than Income Taxes
The following table provides the components of taxes other than income taxes:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Property	$12,518	$12,908	$6,355	$6,050
Capital stock	1,246	1,541	641	767
Gross receipts, excise and franchise	4,206	3,779	2,254	1,822
Payroll	3,731	3,377	1,652	1,506
Other	1,773	1,349	982	700

Total taxes other than income	$23,474	$22,954	$11,884	$10,845

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
The following tables present the Company’s segment information:

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$164,308	$3,025	$167,333	$147,604	$3,147	$150,751
Operations and maintenance expense	65,643	2,906	68,549	62,236	2,910	65,146
Depreciation	25,355	(383)	24,972	21,749	(1,130)	20,619
Operating income	58,755	109	58,864	52,074	1,055	53,129
Interest expense, net of AFUDC	16,155	86	16,241	15,595	368	15,963
Income tax	17,061	(211)	16,850	14,982	185	15,167
Net income attributable to common shareholders	25,626	227	25,853	22,046	506	22,552

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$316,039	$5,781	$321,820	$284,073	$5,961	$290,034
Operations and maintenance expense	131,270	4,268	135,538	124,503	4,947	129,450
Depreciation	52,136	(777)	51,359	43,687	(1,587)	42,100
Operating income	104,188	1,442	105,630	91,454	1,891	93,345
Interest expense, net of AFUDC	32,052	192	32,244	30,993	1,144	32,137
Income tax	29,328	47	29,375	24,957	(69)	24,888
Net income attributable to common shareholders	43,009	1,215	44,224	36,053	820	36,873
Capital expenditures	116,364	770	117,134	110,375	148	110,523

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	June 30,	December 31,
	2009	2008
Total assets:
Regulated	$3,470,651	$3,425,442
Other and eliminations	59,613	72,503

Consolidated	$3,530,264	$3,497,945

Note 12 Recent Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosing events that occur after the balance sheet date, but before financial statements are issued. This statement requires the disclosure of the date through which the Company has evaluated subsequent events and the basis for that date. This statement is effective for periods ending after June 15, 2009. The Company adopted SFAS No. 165 as required on June 30, 2009, and this statement did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principle Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require such disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. We adopted the provisions of FSP No. FAS 107-1 as of June 30, 2009. See Note 5, Fair Value of Financial Instruments, for applicable disclosures.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies when other statements require or permit the fair value measurement of assets and liabilities. This statement does not expand the use of fair value measurement. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 as required on January 1, 2008 for all financial assets and liabilities, and this statement did not have a material impact on the Company’s consolidated results of operations or consolidated financial position. Effective January 1, 2009, the Company adopted SFAS No. 157 on all non-financial assets and liabilities, and the adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

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
General Information
Nature of Operations — Aqua America, Inc. (“we” or “us”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 3 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, New York, Florida, Indiana, Virginia, Maine, Missouri, and South Carolina. Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, which are located in the suburban areas north and west of the City of Philadelphia and in 24 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties, and septage services, close to our utility companies’ service territories. Aqua America, Inc., which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, Inc., formerly known as Philadelphia Suburban Water Company. In the early 1990’s we embarked on a growth through acquisition strategy focused on water and wastewater operations. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of New York Water Service Corporation in 2007. Since the early 1990’s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry and has extended our regulated operations from southeastern Pennsylvania to include operations in 12 other states.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Financial Condition
During the first half of 2009, we had $117,134 of capital expenditures, repaid debt and made sinking fund contributions and other loan repayments of $3,650, and repaid $1,306 of customer advances for construction. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.
At June 30, 2009, we had $13,822 of cash and cash equivalents compared to $14,944 at December 31, 2008. During the first half of 2009, we used the proceeds from the issuance of common stock, internally generated funds and available working capital, to fund the cash requirements discussed above and to pay dividends.
At June 30, 2009, our $95,000 unsecured revolving credit facility, which expires in May 2012, had $18,946 available for borrowing. At June 30, 2009, we had short-term lines of credit of $139,000, of which $41,922 was available. One of our short-term lines of credit is an Aqua Pennsylvania $70,000 364-day unsecured revolving credit facility with two banks. This facility is used to provide working capital and expires in December 2009. In addition, we have $66,500 of short-term lines of credit maturing in August and December 2009.
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

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Results of Operations
Analysis of First Six Months of 2009 Compared to First Six Months of 2008
Revenues for the first six months increased $31,786 or 11.0% primarily due to additional revenues associated with increased water and wastewater rates of $33,462 and additional wastewater and water revenues of $2,702 associated with a larger customer base due to acquisitions, offset partially by the loss of utility revenues of $1,391 associated with utility systems sold, and decreased water consumption as compared to the first six months of 2008. The decrease in customer water consumption is largely due to unfavorable weather conditions in our service territories during the first half of 2009 that reduced water usage.
Operations and maintenance expenses increased by $6,088 or 4.7% primarily due to increases in water production costs of $2,456, operating costs associated with acquisitions of $1,557, increased insurance and claims expense of $1,087, additional expenses resulting from the write-off of previously deferred expenses related to our rate filing in North Carolina of $996, and normal increases in other operating costs. In addition, pension expense increased as compared to the first six months of 2008, and most of the increased cost is recoverable in rates going forward. Offsetting these increases were the June 2009 gain on the sale of our utility system in Texas of $1,009, decreases in fuel costs for our service vehicles of $952, and reduced expenses of $703 associated with the dispositions of utility systems. The increased water production costs, principally purchased water, power, and chemicals were associated with vendor price increases.
Depreciation expense increased $9,259 or 22.0% due to an increase in deprecation rates, the utility plant placed in service since June 30, 2008, and additional expense of $2,037 resulting from a rate case adjustment related to our rate filing in North Carolina.
Amortization increased $3,634 primarily due to additional expense of $2,983 resulting from the recovery of our costs associated with our rate filing in Texas and $394 resulting from a rate case adjustment related to our rate filing in North Carolina, as well as the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $520 or 2.3% primarily due to an increase in the assessment of taxes associated with water pumping fees and an increase in gross receipts, excise and franchise taxes, offset by a reduction in the assessment of property taxes.
Interest expense decreased by $756 or 2.2% primarily due to decreased interest rates on short-term borrowings and long-term debt, offset partially by additional borrowings to finance capital projects.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Allowance for funds used during construction (“AFUDC”) decreased by $863 primarily due to a decrease in short-term interest rates, which are a component of the applied AFUDC rate, as well as a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.
Gain on sale of other assets totaled $213 during the half of 2009 and $553 in the first half of 2008. The decrease of $340 is due to the timing of sales of land and other property.
Our effective income tax rate was 39.9% in the first half of 2009 and 40.3% in the first half of 2008. The effective income tax rate decreased due to an increase in a tax credit for qualified domestic production activities in the first six months of 2009 versus the same period in 2008.
Net income attributable to common shareholders for the first half of 2009 increased by $7,351 or 19.9%, in comparison to the same period in 2008 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.05 reflecting the change in net income attributable to common shareholders and a 1.4% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the issuance of 1,000,000 shares related to the settlement of the forward equity sale agreement in June 2008, and the additional shares sold or issued through our dividend reinvestment plan, equity compensation plan, and employee stock purchase plan.
Results of Operations
Analysis of Second Quarter of 2009 Compared to Second Quarter of 2008
Revenues for the quarter increased $16,582 or 11.0% primarily due to additional revenues associated with increased water and wastewater rates of $19,456 and additional wastewater and water revenues of $1,396 associated with a larger customer base due to acquisitions, offset partially by the loss of utility revenues of $561 associated with utility systems sold, and decreased water consumption as compared to the second quarter of 2008. The decrease in customer water consumption is largely due to unfavorable weather conditions in our service territories during the second quarter of 2009 that reduced water usage.
Operations and maintenance expenses increased by $3,403 or 5.2% primarily due to increases in water production costs of $1,152, operating costs associated with acquisitions of $847, increased insurance and claims expense of $491, and normal increases in other operating costs. In addition, pension expense increased as compared to the second quarter of 2008, and most of the increased cost is recoverable in rates going forward. Offsetting these increases were the gain on the sale of our utility system in Texas of $1,009, decreases in fuel costs for our service vehicles of $514, and reduced expenses of $297 associated with the dispositions of utility systems. The increased water production costs, principally purchased water, power, and chemicals were associated with vendor price increases.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Depreciation expense increased $4,353 or 21.1% due to an increase in depreciation rates, and the utility plant placed in service since June 30, 2008.
Amortization increased $2,052 due to additional expense of $1,792 resulting from recovery of our costs associated with our rate filing in Texas, and the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $1,039 or 9.6% primarily due to an increase in gross receipts, excise and franchise taxes, an increase in the assessment of taxes associated with water pumping fees, and an increase in property taxes.
Interest expense decreased by $254 or 1.5% primarily due to decreased interest rates on short-term borrowings and long-term debt, offset partially by additional borrowings to finance capital projects.
Allowance for funds used during construction (“AFUDC”) decreased by $532 primarily due to a decrease in short-term interest rates, which are a component of the applied AFUDC rate, as well as a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.
Gain on sale of other assets totaled $80 in the second quarter of 2009 and $553 in the second quarter of 2008. The decrease of $473 is due to the timing of sales of land and other property.
Our effective income tax rate was 39.5% in the second quarter of 2009 and 40.2% in the second quarter of 2008. The effective income tax rate decreased due to an increase in a tax credit for qualified domestic production activities in the second quarter of 2009 versus the same period in 2008.
Net income attributable to common shareholders for the quarter increased by $3,301 or 14.6%, in comparison to the same period in 2008 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.02 reflecting the change in net income attributable to common shareholders and a 1.4% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the issuance of 1,000,000 shares related to the settlement of the forward equity sale agreement in June 2008, and the additional shares sold or issued through our dividend reinvestment plan, equity compensation plan, and employee stock purchase plan.
Impact of Recent Accounting Pronouncements
We describe the impact of recent accounting pronouncements in Note 12, Recent Accounting Pronouncements, of the consolidated financial statements.

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
In 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality (“TCEQ”) to increase rates over a multi-year period. On September 23, 2008, the TCEQ issued its final ruling with a unanimous decision approving this rate application. The final order was appealed to the TCEQ by two parties, and the TCEQ has exercised its legal authority to take no action within the required period, therefore affirming the TCEQ’s approval decision. As a result, the appealing parties have filed suit against the TCEQ in the Travis County District Court in an effort to appeal the order. In accordance with authorization from the TCEQ in 2004, our subsidiaries commenced billing for the requested rates and deferred recognition of certain expenses for financial statement purposes. In the event the TCEQ’s final order is overturned on appeal, completely or in part, we could be required to refund some or all of the revenue billed to-date, and write-off some or all of the regulatory asset for the expense deferral. For more information, see the description under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008, and refer to “Note 9 – Water and Wastewater Rates” to the Consolidated Financial Statements of Aqua America, Inc. and subsidiaries in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

AQUA AMERICA, INC. AND SUBSIDIARIES
The City of Fort Wayne, Indiana (“the City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana. We challenged whether the City was following the correct legal procedures in connection with the City’s condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of our utility system at a preliminary price based on the City’s valuation. In October 2007, we filed an appeal with a local circuit court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of this portion of our system and the payment of $16,910,500 based on the City’s valuation of the system. In January 2008, we reached a settlement agreement with the City to transition this portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically states that the final valuation of the northern portion of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for the northern portion of the system to the City. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial. We expect a ruling from the judge in the second half of 2009. Depending upon the outcome of the legal proceeding in the circuit court we may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represented approximately 0.5% of Aqua America, Inc.’s total assets.
A lawsuit was filed by a husband and wife who lived in a house abutting a percolation pond at a Pasco County, Florida wastewater treatment plant owned by one of the Company’s subsidiaries, Aqua Utilities Florida, Inc. The lawsuit was originally filed in August 2006 in the circuit court for the Sixth Judicial Circuit in and for Pasco County, Florida and has been amended several times by the plaintiffs. The lawsuit alleges our subsidiary was negligent in the design, operation and maintenance of the plant, resulting in bodily injury to the plaintiffs and various damages to their property. The plaintiffs filed an amended complaint in July 2008 to include additional counts alleging nuisance and strict liability. In the third quarter of 2008, approximately thirty-five additional plaintiffs, associated with approximately eight other homes in the area, filed another lawsuit with the same court making similar allegations against our subsidiary with respect to the operation of the facility. They are represented by the same counsel as the original 2006 plaintiffs. Both lawsuits have been submitted to our insurance carriers, who have reserved their rights with respect to various portions of the plaintiffs’ claims. Based on the ultimate outcome of the litigation, we may or may not have insurance coverage for parts or all of the claims. We believe that the plaintiffs’ claims in both lawsuits are without foundation. At this time, it is impossible to estimate the likelihood of a loss in these matters or the extent of a loss should one occur.

AQUA AMERICA, INC. AND SUBSIDIARIES
Two homeowners’ associations comprised of approximately 170 homes located next to a wastewater plant owned by one of the Company’s subsidiaries in Indiana are claiming that the subsidiary’s prior management, before our acquisition of the subsidiary in 2003, allegedly entered into an agreement to cease the majority of operations at the wastewater plant and to remove most of the facilities located at the plant site by April 2009. The plant treats approximately 75% of wastewater flow from the subsidiary’s 12,000 customers in the area. The Company has filed a formal request for review of the purported agreement with the Indiana Utility Regulatory Commission. If the purported agreement is ultimately determined to be valid, the subsidiary may be subject to liability to the homeowners for failure to remove the plant and/or, if the agreement is enforced, the subsidiary may be required to construct a new plant elsewhere and close and remove the existing plant. While the Company continues to assess the matter and any potential losses, we cannot currently estimate the likelihood of a loss in connection with this matter or the extent of a loss should one occur. Based on our current understanding of the controversy, this matter would not be covered by any of the Company’s insurance policies.
There are no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of their properties is the subject that are material or are expected to have a material effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”) under “Part 1, Item 1A – Risk Factors.” The risks described in our Form 10-K are not the only risks facing the Company. Additional risks that we do not presently know or that we currently believe are immaterial could also impair our business, financial position, or future results and prospects.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of Aqua America, Inc. was held on May 8, 2009 at the Drexelbrook Banquet Facility & Corporate Events Center, Drexelbrook Drive and Valley Road, Drexel Hill, Pennsylvania, pursuant to the Notice sent on or about April 2, 2009 to all shareholders of record at the close of business on March 16, 2009. At that meeting:
(1)	The following nominees were elected as directors of Aqua America, Inc. for terms expiring in the year 2012 and received the votes set forth adjacent to their names below:

Name of Nominee	For	Withheld
Nicholas DeBenedictis	98,138,966	8,375,169
Richard H. Glanton	100,884,580	5,629,555
Lon R. Greenberg	100,587,804	5,926,331
Since the Board of Directors is divided into three classes with one class elected each year to hold office for a three-year term, the term of office for the following directors continued after the Annual Meeting: Mary C. Carroll; William P. Hankowsky; Ellen T. Ruff; Richard L. Smoot; and Andrew J. Sordoni, III.
(2)	The appointment of PricewaterhouseCoopers LLP as the independent registered public accountants for the fiscal year ending December 31, 2009 was ratified by the following vote of:

For	Against	Abstain
103,434,634	2,498,059	581,442
(3)	The 2009 Equity Compensation Plan was approved by the following vote of:

For	Against	Abstain	Broker Non-Votes
60,643,846	10,258,312	2,345,398	33,266,579
(4)	The shareholder proposal regarding the preparation and publication of a sustainability report was not adopted by the following vote of:

For	Against	Abstain	Broker Non-Votes
17,015,715	46,713,604	9,518,236	33,266,580

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Description

4.38	Forty-fourth Supplemental Indenture, dated as of July 1, 2009.

10.52	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jefferies and Company, Inc., and Janney Montgomery Scott LLC, dated June 30, 2009.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.
August 6, 2009

AQUA AMERICA, INC. Registrant
/s/ Nicholas DeBenedictis
Nicholas DeBenedictis
Chairman, President and Chief Executive Officer

/s/ David P. Smeltzer
David P. Smeltzer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.38	Forty-fourth Supplemental Indenture, dated as of July 1, 2009.

10.52	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jefferies and Company, Inc., and Janney Montgomery Scott LLC, dated June 30, 2009.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.