Form 10-Q
period 2009-09-30
AQUA AMERICA INC
filed 2009-11-05
CIK 78128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 20, 2009.
136,270,613.

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES
Part 1 — Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
	2009	2008
Assets
Property, plant and equipment, at cost	$4,057,062	$3,848,419
Less: accumulated depreciation	924,710	851,036

Net property, plant and equipment	3,132,352	2,997,383

Current assets:
Cash and cash equivalents	18,015	14,944
Accounts receivable and unbilled revenues, net	86,075	84,523
Inventory, materials and supplies	10,277	9,822
Prepayments and other current assets	10,515	11,752

Total current assets	124,882	121,041

Regulatory assets	233,711	234,980
Deferred charges and other assets, net	52,199	50,603
Funds restricted for construction activity	38,623	52,931
Goodwill	42,874	41,007

	$3,624,641	$3,497,945

Liabilities and Equity
Aqua America stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 136,942,380 and 136,053,467 in 2009 and 2008	$68,470	$68,026
Capital in excess of par value	638,416	623,407
Retained earnings	382,744	379,778
Treasury stock, 671,767 and 683,958 shares in 2009 and 2008	(12,392)	(12,751)
Accumulated other comprehensive income	118	(14)

Total Aqua America stockholders’ equity	1,077,356	1,058,446

Noncontrolling interest	552	2,181

Total equity	1,077,908	1,060,627

Long-term debt, excluding current portion	1,265,404	1,248,104
Commitments and contingencies	—	—

Current liabilities:
Current portion of long-term debt	54,848	7,297
Loans payable	76,546	80,589
Accounts payable	26,310	50,044
Accrued interest	16,203	16,070
Accrued taxes	15,110	15,362
Dividends payable	19,759	—
Other accrued liabilities	21,291	23,809

Total current liabilities	230,067	193,171

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	391,851	355,166
Customers’ advances for construction	77,885	72,955
Regulatory liabilities	27,623	27,894
Other	117,146	120,333

Total deferred credits and other liabilities	614,505	576,348

Contributions in aid of construction	436,757	419,695

	$3,624,641	$3,497,945

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008

Operating revenues	$502,646	$467,132

Costs and expenses:
Operations and maintenance	204,026	196,193
Depreciation	76,795	64,909
Amortization	8,848	4,000
Taxes other than income taxes	35,892	34,111

	325,561	299,213

Operating income	177,085	167,919

Other expense (income):
Interest expense, net	50,693	51,207
Allowance for funds used during construction	(1,940)	(3,032)
Gain on sale of other assets	(375)	(1,085)

Income before income taxes	128,707	120,829
Provision for income taxes	51,013	48,576

Net income attributable to common shareholders	$77,694	$72,253

Net income attributable to common shareholders	$77,694	$72,253
Other comprehensive income, net of tax:
Unrealized holding gain on investments	127	193
Reclassification adjustment for losses (gains) reported in net income	5	(209)

Comprehensive income	$77,826	$72,237

Net income per common share:
Basic	$0.57	$0.54

Diluted	$0.57	$0.54

Average common shares outstanding during the period:
Basic	135,673	134,013

Diluted	136,006	134,423

Cash dividends declared per common share	$0.55	$0.51

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended
	September 30,
	2009	2008

Operating revenues	$180,826	$177,098

Costs and expenses:
Operations and maintenance	68,488	66,743
Depreciation	25,436	22,809
Amortization	3,029	1,815
Taxes other than income taxes	12,418	11,157

	109,371	102,524

Operating income	71,455	74,574

Other expense (income):
Interest expense, net	17,256	17,014
Allowance for funds used during construction	(747)	(976)
Gain on sale of other assets	(162)	(532)

Income before income taxes	55,108	59,068
Provision for income taxes	21,638	23,688

Net income attributable to common shareholders	$33,470	$35,380

Net income attributable to common shareholders	$33,470	$35,380
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on investments	(142)	4
Reclassification adjustment for gains reported in net income	—	(209)

Comprehensive income	$33,328	$35,175

Net income per common share:
Basic	$0.25	$0.26

Diluted	$0.25	$0.26

Average common shares outstanding during the period:
Basic	135,975	134,932

Diluted	136,260	135,279

Cash dividends declared per common share	$0.28	$0.26

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	September 30,	December 31,
	2009	2008
Aqua America stockholders’ equity:
Common stock, $.50 par value	$68,470	$68,026
Capital in excess of par value	638,416	623,407
Retained earnings	382,744	379,778
Treasury stock	(12,392)	(12,751)
Accumulated other comprehensive income	118	(14)

Total Aqua America stockholders’ equity	1,077,356	1,058,446

Noncontrolling interest	552	2,181

Total equity	1,077,908	1,060,627

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):

Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2012 to 2034	6,868	3,606
1.00% to 1.99%	2009 to 2035	22,342	22,076
2.00% to 2.99%	2019 to 2027	13,072	13,683
3.00% to 3.99%	2010 to 2025	28,924	30,437
4.00% to 4.99%	2020 to 2041	195,921	196,150
5.00% to 5.99%	2011 to 2043	374,392	318,913
6.00% to 6.99%	2011 to 2036	121,889	121,552
7.00% to 7.99%	2012 to 2025	31,495	32,245
8.00% to 8.99%	2021 to 2025	34,611	34,806
9.00% to 9.99%	2010 to 2026	70,106	71,301
10.00% to 10.99%	2018	6,000	6,000

		905,620	850,769

Notes payable to bank under revolving credit agreement, variable rate, due May 2012		72,500	62,500
Unsecured notes payable:
Notes of 4.87%, due 2010 through 2023		135,000	135,000
Notes ranging from 5.00% to 5.99%, due 2013 through 2037		207,132	207,132

		1,320,252	1,255,401
Current portion of long-term debt		54,848	7,297

Long-term debt, excluding current portion		1,265,404	1,248,104

Total capitalization		$2,343,312	$2,308,731

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars)
(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income	Interest	Total
Balance at December 31, 2008	$68,026	$623,407	$379,778	$(12,751)	$(14)	$2,181	$1,060,627
Net income	—	—	77,694	—	—	31	77,725
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	(1,660)	(1,660)
Unrealized holding gain on investments, net of income tax of $69	—	—	—	—	127	—	127
Reclassification adjustment for losses reported in net income, net of income tax of $2	—	—	—	—	5	—	5
Dividends paid	—	—	(54,969)	—	—	—	(54,969)
Dividends declared	—	—	(19,759)	—	—	—	(19,759)
Stock issued for acquisitions (164,052 shares)	82	2,827	—	—	—	—	2,909
Sale of stock (529,660 shares)	251	7,864	—	661	—	—	8,776
Repurchase of stock (15,037 shares)	—	—	—	(302)	—	—	(302)
Equity compensation plan (70,000 shares)	35	(35)	—	—	—	—	—
Exercise of stock options (152,429 shares)	76	1,503	—	—	—	—	1,579
Stock-based compensation	—	2,787	—	—	—	—	2,787
Employee stock plan tax benefits	—	63	—	—	—	—	63

Balance at September 30, 2009	$68,470	$638,416	$382,744	$(12,392)	$118	$552	$1,077,908

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands of dollars)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income attributable to common shareholders	$77,694	$72,253
Adjustments to reconcile net income attributable to common shareholders to net cash flows from operating activities:
Depreciation and amortization	85,643	68,909
Deferred income taxes	33,608	34,558
Provision for doubtful accounts	4,608	4,970
Stock-based compensation	2,714	2,942
Gain on sale of utility system	(1,009)	(4,118)
Gain on sale of other assets	(375)	(1,085)
Net increase in receivables, inventory and prepayments	(6,091)	(18,454)
Net (decrease) increase in payables, accrued interest, accrued taxes and other accrued liabilities	(9,332)	438
Other	(6,555)	(4,322)

Net cash flows from operating activities	180,905	156,091

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $1,940 and $3,032	(194,886)	(188,063)
Acquisitions of utility systems and other, net	(1,523)	(14,225)
Proceeds from the sale of utility system and other assets	1,985	19,304
Additions to funds restricted for construction activity	(59,722)	(1,219)
Release of funds previously restricted for construction activity	74,016	17,572
Other	(3,504)	(44)

Net cash flows used in investing activities	(183,634)	(166,675)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	3,852	5,332
Repayments of customers’ advances	(2,070)	(2,996)
Net (repayments) proceeds of short-term debt	(4,043)	46,151
Proceeds from long-term debt	69,833	16,850
Repayments of long-term debt	(6,505)	(37,444)
Change in cash overdraft position	(10,449)	(8,349)
Proceeds from exercised stock options	1,579	1,538
Stock-based compensation windfall tax benefits	98	107
Proceeds from issuing common stock	8,776	30,368
Repurchase of common stock	(302)	(298)
Dividends paid on common stock	(54,969)	(50,258)
Proceeds from net cash settlements of forward equity sale agreement	—	11,011

Net cash flows from financing activities	5,800	12,012

Net increase in cash and cash equivalents	3,071	1,428
Cash and cash equivalents at beginning of period	14,944	14,540

Cash and cash equivalents at end of period	$18,015	$15,968

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 1 Basis of Presentation
The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at September 30, 2009, the consolidated statements of income and comprehensive income for the nine months and three months ended September 30, 2009 and 2008, the consolidated statements of cash flow for the nine months ended September 30, 2009 and 2008, and the consolidated statement of equity for the nine months ended September 30, 2009, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. Effective January 1, 2009, we adopted newly issued accounting guidance for noncontrolling interests, which was retrospectively applied. This new guidance requires a noncontrolling interest to be separately presented as a component of stockholders’ equity on the Consolidated Balance Sheet and Statement of Equity. In accordance with the preparation of the consolidated financial statements the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through to the time the financial statements were filed with the Securities and Exchange Commission on November 5, 2009. Certain prior period amounts have been reclassified to conform to the current period presentation.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 2 Goodwill
The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated

Balance at December 31, 2008	$36,887	$4,120	$41,007
Goodwill acquired during year	1,932		1,932
Reclassifications to utility plant acquisition adjustment	(1,453)	—	(1,453)
Other	1,388	—	1,388

Balance at September 30, 2009	$38,754	$4,120	$42,874

As of July 31, 2009, management performed its annual test of goodwill for impairment, in conjunction with the timing of the Company’s annual five-year financial plan. Based on the Company’s comparison of the estimated fair value of each reporting unit to its respective carrying amounts management concluded that none of the Company’s goodwill was impaired.
Note 3 Dispositions
The City of Fort Wayne, Indiana (the “City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries that the Company acquired in connection with the AquaSource acquisition in 2003. The Company challenged whether the City was following the correct legal procedures in connection with the City’s condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of the Company’s utility system at a preliminary price based on the City’s valuation. The Company filed an appeal with a local circuit court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of the northern portion of the Company’s system and the payment of $16,911 based on the City’s valuation of this portion of the system. In January 2008, the Company reached a settlement with the City to transition the northern portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically states that the final valuation of the northern portion of the Company’s system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, the Company turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for the northern portion of the system to the City. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether the Company is entitled to a jury trial. The Company expects a ruling from the judge in the upcoming months. Depending upon the outcome of the legal proceeding in the circuit court the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represents approximately 0.5% of the Company’s total assets.

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
Note 5 Fair Value of Financial Instruments
The carrying amount of current assets and liabilities that are considered financial instruments approximates their fair value as of the dates presented. The carrying amount and estimated fair value of the Company’s long-term debt are as follows:

	September 30,	December 31,
	2009	2008
Carrying Amount	$1,320,252	$1,255,401
Estimated Fair Value	1,315,606	1,191,877
The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The Company’s customers’ advances for construction and related tax deposits have a carrying value of $77,885 as of September 30, 2009, and $72,955 as of December 31, 2008. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. Portions of these non-interest bearing instruments are payable annually through 2024 and amounts not paid by the contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Average common shares outstanding during the period for basic computation	135,673	134,013	135,975	134,932
Dilutive effect of employee stock options	333	410	285	347

Average common shares outstanding during the period for diluted computation	136,006	134,423	136,260	135,279

For the nine and three months ended September 30, 2009, employee stock options to purchase 2,705,004 shares of common stock were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods. For the nine and three months ended September 30, 2008, employee stock options to purchase 2,217,746 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods.
Note 7 Stock-based Compensation
Under the Company’s 2009 Omnibus Equity Compensation Plan (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The 2009 Plan authorizes 5,000,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2009 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the plans to any one individual in any one year is 200,000. Awards under the 2009 Plan are made by a committee of the Board of Directors. At September 30, 2009, 4,975,500 shares underlying stock option and restricted stock awards were still available for grants under the 2009 Plan. No further grants may be made under the 2004 plan.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Stock Options — During the nine months ended September 30, 2009 and 2008, the Company recognized compensation cost associated with stock options as a component of operations and maintenance expense of $1,866 and $2,243 , respectively. During the three months ended September 30, 2009 and 2008, the Company recognized compensation cost associated with stock options as a component of operations and maintenance expense of $665 and $743, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized income tax benefits associated with stock options in its income statement of $359 and $242 , respectively. For the three months ended September 30, 2009 and 2008, the Company recognized income tax benefits associated with stock options in its income statement of $124 and $91 , respectively. In addition, the Company capitalized compensation costs associated with stock options within property, plant and equipment of $73 and $306 during the nine months ended September 30, 2009 and 2008, and $0 and $94 during three months ended September 30, 2009 and 2008, respectively.
The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model. The per share weighted-average fair value at the date of grant for stock options granted during the nine months ended September 30, 2009 and 2008 was $4.37 and $4.12 per option, respectively. There were no stock options granted during the three months ended September 30, 2009 and 2008. The following assumptions were used in the application of this valuation model:

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

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
The following table summarizes stock option transactions for the nine months ended September 30, 2009:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	3,543,573	$18.83
Granted	586,950	19.12
Forfeited	(17,864)	20.81
Expired	(41,477)	23.09
Exercised	(152,429)	10.36

Outstanding at end of period	3,918,753	$19.15	6.1	$5,262

Exercisable at end of period	2,785,946	$18.76	5.0	$5,262

Restricted Stock — During the nine months ended September 30, 2009 and 2008, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense in the amounts of $848 and $699, respectively. During the three months ended September 30, 2009 and 2008, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense in the amounts of $219 and $170, respectively. The following table summarizes nonvested restricted stock transactions for the nine months ended September 30, 2009:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	74,251	$21.88
Granted	70,000	18.47
Vested	(41,333)	21.46
Forfeited	—	—

Nonvested shares at end of period	102,918	$19.73

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

	Pension Benefits
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$3,276	$3,358	$1,092	$1,052
Interest cost	9,411	9,190	3,137	3,092
Expected return on plan assets	(7,037)	(9,074)	(2,346)	(3,078)
Amortization of transition asset	(136)	(157)	(45)	(53)
Amortization of prior service cost	113	195	38	63
Amortization of actuarial loss	3,848	129	1,283	1
Capitalized costs	(2,027)	(1,972)	(707)	(685)
Settlement charge	641	—	—	—

Net periodic benefit cost	$8,089	$1,669	$2,452	$392

	Other
	Postretirement Benefits
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$810	$813	$270	$271
Interest cost	1,716	1,632	572	544
Expected return on plan assets	(1,266)	(1,344)	(422)	(448)
Amortization of transition obligation	78	78	26	26
Amortization of prior service cost	(209)	(210)	(70)	(70)
Amortization of actuarial loss	440	174	147	58
Amortization of regulatory asset	102	103	34	34
Capitalized costs	(274)	(390)	(95)	(135)

Net periodic benefit cost	$1,397	$856	$462	$280

The Company made cash contributions of $16,922 to its defined benefit pension plans during the first nine months of 2009. For the fourth quarter of 2009 there is no funding requirement for the Company’s defined benefit pension plans. In addition, the Company expects to make cash contributions of $1,684 for the funding of its other postretirement benefit plans during the fourth quarter of 2009.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 9 Water and Wastewater Rates
During the first nine months of 2009, certain of the Company’s operating divisions in North Carolina, Florida, Indiana, Pennsylvania, Ohio, Maine, and New York were granted base rate increases designed to increase total operating revenues on an annual basis by approximately $16,932.
On September 23, 2008, the Texas Commission on Environmental Quality (“TCEQ”) issued its final ruling with a unanimous decision approving the rate application that was filed in 2004 by the Company’s operating subsidiaries in Texas to increase rates, on an annualized basis, by $11,920 over a multi-year period beginning in 2004. The application sought to increase annual revenues in phases and was accompanied by a plan to defer and amortize a portion of the Company’s depreciation, operating and other tax expense over a similar multi-year period, such that the impact on operating income approximated the requested amount during the first years that the new rates were in effect. The Company commenced billing for the requested rates and implemented the deferral plan in 2004. As a result of the final order, the regulatory asset for the deferred operating costs and rate case expenses was set at $13,697. Beginning January 1, 2009, the regulatory asset for the deferred operating costs and rate case expense will be recovered through two twenty-four month surcharge mechanisms. The final order was appealed to the TCEQ by two parties, and the TCEQ exercised its legal authority to take no action within the required period, therefore affirming the TCEQ’s approval decision. Thereafter, the appealing parties filed suit against the TCEQ in an effort to appeal the order. The additional revenue billed and collected in connection with the case are subject to refund based on the outcome of the appeal. The revenue recognized and the expenses deferred by the Company reflect an estimate of the final outcome of the case. As of September 30, 2009, the Company has deferred $7,165 of operating costs and $1,800 of rate case expenses and recognized $44,493 of revenue that is subject to refund based on the outcome of any appeals. Based on the Company’s review of the present circumstances, no reserve is considered necessary for the revenue recognized to date.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 10 Taxes Other than Income Taxes
The following table provides the components of taxes other than income taxes:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Property	$18,980	$18,879	$6,462	$5,971
Capital stock	1,887	2,304	642	763
Gross receipts, excise and franchise	6,740	5,866	2,534	2,088
Payroll	5,313	4,837	1,582	1,460
Other	2,972	2,225	1,198	875

Total taxes other than income	$35,892	$34,111	$12,418	$11,157

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 11 Segment Information
The Company has identified fourteen operating segments and has one reportable segment named the “Regulated” segment. The reportable segment is comprised of thirteen operating segments for the Company’s water and wastewater regulated utility companies which are organized by the states where we provide these services. In addition, one segment is not quantitatively significant to be reportable and is comprised of the businesses that provide on-site septic tank pumping, sludge hauling services and certain other non-regulated water and wastewater services. This segment is included as a component of “Other” in the tables below. Also included in “Other” are corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.
The following tables present the Company’s segment information:

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$177,872	$2,954	$180,826	$174,037	$3,061	$177,098
Operations and maintenance expense	66,133	2,355	68,488	63,999	2,744	66,743
Depreciation	25,854	(418)	25,436	22,465	344	22,809
Operating income (loss)	70,819	636	71,455	74,887	(313)	74,574
Interest expense, net of AFUDC	16,443	66	16,509	15,590	448	16,038
Income tax	21,548	90	21,638	23,845	(157)	23,688
Net income (loss) attributable to common shareholders	32,986	484	33,470	35,662	(282)	35,380

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$493,911	$8,735	$502,646	$458,110	$9,022	$467,132
Operations and maintenance expense	197,403	6,623	204,026	188,502	7,691	196,193
Depreciation	77,990	(1,195)	76,795	66,152	(1,243)	64,909
Operating income	175,007	2,078	177,085	166,341	1,578	167,919
Interest expense, net of AFUDC	48,495	258	48,753	46,583	1,592	48,175
Income tax	50,876	137	51,013	48,802	(226)	48,576
Net income attributable to common shareholders	75,995	1,699	77,694	71,715	538	72,253
Capital expenditures	194,196	690	194,886	187,906	157	188,063

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	September 30,	December 31,
	2009	2008
Total assets:
Regulated	$3,555,198	$3,425,442
Other and eliminations	69,443	72,503

Consolidated	$3,624,641	$3,497,945

Note 12 Recent Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. The guidance requires the disclosure of the date through which the Company has evaluated subsequent events and the basis for that date. Effective June 30, 2009, the Company adopted the guidance as required, and the adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.
In April 2009, the FASB issued amended guidance that requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Effective June 30, 2009, we adopted the provisions of the guidance as required. See Note 5, Fair Value of Financial Instruments, for applicable disclosures.
In December 2007, the FASB revised its guidance on business combinations, which establishes principles for recognizing assets and liabilities acquired in a business combination, contractual contingencies and certain acquired contingencies to be measured at their fair values at the acquisition date. The guidance requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. The guidance, which is effective for the Company’s fiscal year beginning January 1, 2009, changed the Company’s accounting for business combinations on a prospective basis beginning with transactions closing in the first quarter of 2009.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
In December 2007, the FASB issued guidance that establishes accounting and reporting principles for a noncontrolling interest in a subsidiary that requires the identification of the amount of consolidated net income attributable to the parent and to the noncontrolling interest, the application of a single method of accounting for changes in a parent’s ownership interest when the parent retains its controlling financial interest, and measurement at fair value of a retained noncontrolling equity investment when a subsidiary is deconsolidated. The guidance also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. The Company adopted the guidance as required on January 1, 2009, and the adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.
In September 2006, the FASB issued guidance on fair value measurements which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The guidance applies when fair value is required to or permitted to measure assets and liabilities, however, it does not expand the use of fair value measurement. In February 2008, the FASB delayed the effective date of applying fair value accounting for certain non-financial assets and liabilities that are fair valued on a non-recurring basis to fiscal years, beginning after November 15, 2008. The Company adopted the guidance as required on January 1, 2008 for all financial assets and liabilities, and the adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position. Effective January 1, 2009, the Company adopted the guidance on all non-financial assets and liabilities, and the adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our use of cash; projected capital expenditures; liquidity; possible acquisitions and other growth ventures; the completion of various construction projects; the projected timing and annual value of rate increases; the recovery of certain costs and capital investments through rate increase requests; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “intends,” “will,” “continue” or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, and our ability to assimilate acquired operations. In addition to these uncertainties or factors, our future results may be affected by the factors and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.
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

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Financial Condition
During the first nine months of 2009, we had $194,886 of capital expenditures, repaid debt and made sinking fund contributions and other loan repayments of $6,505, and repaid $2,070 of customer advances for construction. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.
At September 30, 2009, we had $18,015 of cash and cash equivalents compared to $14,944 at December 31, 2008. During the first nine months of 2009, we used the proceeds from the issuance of long-term debt, common stock, internally generated funds and available working capital to fund the cash requirements discussed above and to pay dividends. In the fourth quarter of 2009, our operating subsidiary in Pennsylvania intends to issue long-term debt up to $75,000 to fund its capital expenditures.
At September 30, 2009, our $95,000 unsecured revolving credit facility, which expires in May 2012, had $9,246 available for borrowing. At September 30, 2009, we had short-term lines of credit of $139,000, of which $62,454 was available. One of our short-term lines of credit is an Aqua Pennsylvania $70,000 364-day unsecured revolving credit facility with two banks. This facility is used to provide working capital and expires in December 2009. In addition, we have $27,000 of short-term lines of credit maturing in December 2009.
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

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Results of Operations
Analysis of First Nine Months of 2009 Compared to First Nine Months of 2008
Revenues for the first nine months increased $35,514 or 7.6% primarily due to additional revenues associated with increased water and wastewater rates of $50,600 and additional wastewater and water revenues of $3,863 associated with a larger customer base due to acquisitions, offset partially by decreased water consumption as compared to the first nine months of 2008, and the loss of utility revenues of $1,774 associated with utility systems sold. The decrease in customer water consumption is largely due to unfavorable weather conditions in many of our service territories during the first nine months of 2009 that reduced water usage. Excluding the effect of acquisitions and dispositions, our customer base increased at a lower percentage rate than the comparable period in 2008. We believe the economy and its effect on our customer growth rate have affected the operating revenue comparison for the first nine months of 2009.
Operations and maintenance expenses increased by $7,833 or 4.0% primarily due to the absence of the August 2008 gain on sale of our utility system in Woodhaven, Illinois of $4,118, increases in operating costs associated with acquisitions of $2,112, increases in water production costs of $2,059, increased insurance and claims expense of $1,342, additional expenses resulting from the write-off of previously deferred expenses related to our rate filing in North Carolina of $996, and normal increases in other operating costs. In addition, pension expense increased as compared to the first nine months of 2008. Offsetting these increases were decreases in fuel costs for our service vehicles of $1,670, the June 2009 gain on the sale of our utility system in Texas of $1,009, and reduced expenses of $921 associated with the dispositions of utility systems. The increased water production costs, principally purchased water, power, and chemicals were associated with vendor price increases.
Depreciation expense increased $11,886 or 18.3% due to an increase in deprecation rates, the utility plant placed in service since September 30, 2008, and additional expense of $2,037 resulting from a rate case adjustment related to our rate filing in North Carolina.
Amortization increased $4,848 primarily due to additional expense of $4,774 resulting from the recovery of our costs associated with our rate filing in Texas and $394 resulting from a rate case adjustment related to our rate filing in North Carolina, as well as the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $1,781 or 5.2% primarily due to an increase in the local assessment of water pumping fees and an increase in gross receipts, excise and franchise taxes.
Interest expense decreased by $514 or 1.0% primarily due to decreased interest rates on short-term borrowings and long-term debt, offset partially by additional borrowings to finance capital projects.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Allowance for funds used during construction (“AFUDC”) decreased by $1,092 primarily due to a decrease in short-term interest rates, which are a component of the applied AFUDC rate, as well as a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.
Gain on sale of other assets totaled $375 during the first nine months of 2009 and $1,085 in the first nine months of 2008. The decrease of $710 is due to the timing of sales of land and other property.
Our effective income tax rate was 39.6% in the first nine months of 2009 and 40.2% in the first nine months of 2008. The effective income tax rate decreased due to an increase in a tax credit for qualified domestic production activities in the first nine months of 2009 versus the same period in 2008.
Net income attributable to common shareholders for the first nine months of 2009 increased by $5,441 or 7.5%, in comparison to the same period in 2008 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.03 reflecting the change in net income attributable to common shareholders and a 1.2% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the issuance of 1,000,000 shares related to the settlement of the forward equity sale agreement in June 2008, the additional shares sold or issued through our dividend reinvestment plan, equity compensation plan, and employee stock purchase plan, and the additional shares issued in August 2009 in connection with an acquisition.
Results of Operations
Analysis of Third Quarter of 2009 Compared to Third Quarter of 2008
Revenues for the quarter increased $3,728 or 2.1% primarily due to additional revenues associated with increased water and wastewater rates of $17,138 and additional wastewater and water revenues of $1,161 associated with a larger customer base due to acquisitions, offset partially by decreased water consumption as compared to the third quarter of 2008, and the loss of utility revenues of $383 associated with utility systems sold. The decrease in customer water consumption is largely due to unfavorable weather conditions in many of our service territories during the third quarter of 2009 that reduced water usage. Excluding the effect of acquisitions and dispositions, our customer base increased at a lower percentage rate than the comparable period in 2008. We believe the economy and its effect on our customer growth rate have affected the operating revenue comparison for the third quarter.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Operations and maintenance expenses increased by $1,745 or 2.6% primarily due to the absence of the August 2008 gain on sale of our utility system in Woodhaven, Illinois of $4,118, increases in operating costs associated with acquisitions of $555, increased insurance and claims expense of $256, and normal increases in other operating costs. In addition, pension expense increased as compared to the third quarter of 2008. Offsetting these increases were decreases in fuel costs for our service vehicles of $719, decreased water production costs of $397, and reduced expenses of $218 associated with the dispositions of utility systems. The decreased water production costs, principally purchased water, power, and chemicals were associated with a decrease in water consumption.
Depreciation expense increased $2,627 or 11.5% due to an increase in depreciation rates, and the utility plant placed in service since September 30, 2008.
Amortization increased $1,214 due to additional expense of $1,791 resulting from recovery of our costs associated with our rate filing in Texas, and the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $1,261 or 11.3% primarily due to an increase in property taxes, an increase in gross receipts, excise and franchise taxes, and an increase in the local assessment of water pumping fees.
Interest expense increased by $242 or 1.4% primarily due to additional borrowings to finance capital projects, offset partially by decreased interest rates on short-term borrowings and long-term debt.
Allowance for funds used during construction (“AFUDC”) decreased by $229 primarily due to a decrease in short-term interest rates, which are a component of the applied AFUDC rate, as well as a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.
Gain on sale of other assets totaled $162 in the third quarter of 2009 and $532 in the third quarter of 2008. The decrease of $370 is due to the timing of sales of land and other property.
Our effective income tax rate was 39.3% in the third quarter of 2009 and 40.1% in the third quarter of 2008. The effective income tax rate decreased due to an increase in a tax credit for qualified domestic production activities in the third quarter of 2009 versus the same period in 2008.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Net income attributable to common shareholders for the quarter decreased by $1,910 or 5.4%, in comparison to the same period in 2008 primarily as a result of the factors described above. On a diluted per share basis, earnings decreased $0.01 reflecting the change in net income attributable to common shareholders and a 0.7% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan, equity compensation plan, and employee stock purchase plan, and the additional shares issued in August 2009 in connection with an acquisition.
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
In 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality (“TCEQ”) to increase rates over a multi-year period. On September 23, 2008, the TCEQ issued its final ruling with a unanimous decision approving this rate application. The final order was appealed to the TCEQ by two parties, and the TCEQ exercised its legal authority to take no action within the required period, therefore affirming the TCEQ’s approval decision. Thereafter, the appealing parties filed suit against the TCEQ in the Travis County District Court in an effort to appeal the order. In accordance with authorization from the TCEQ in 2004, our subsidiaries commenced billing for the requested rates and deferred recognition of certain expenses for financial statement purposes. In the event the TCEQ’s final order is overturned on appeal, completely or in part, we could be required to refund some or all of the revenue billed to-date, and write-off some or all of the regulatory asset for the expense deferral. For more information, see the description under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008, and refer to Note 9, Water and Wastewater Rates, to the Consolidated Financial Statements of Aqua America, Inc. and subsidiaries in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

AQUA AMERICA, INC. AND SUBSIDIARIES
The City of Fort Wayne, Indiana (“the City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana. We challenged whether the City was following the correct legal procedures in connection with the City’s condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of our utility system at a preliminary price based on the City’s valuation. In October 2007, we filed an appeal with a local circuit court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of this portion of our system and the payment of $16,910,500 based on the City’s valuation of the system. In January 2008, we reached a settlement agreement with the City to transition this portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically states that the final valuation of the northern portion of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for the northern portion of the system to the City. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial. We expect a ruling from the judge in the upcoming months. Depending upon the outcome of the legal proceeding in the circuit court we may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represented approximately 0.5% of Aqua America, Inc.’s total assets.

A lawsuit was filed by a husband and wife who lived in a house abutting a percolation pond at a wastewater treatment plant owned by one of the Company’s subsidiaries, Aqua Utilities Florida, Inc., in Pasco County, Florida. The lawsuit was originally filed in August 2006 in the circuit court for the Sixth Judicial Circuit in and for Pasco County, Florida and has been amended several times by the plaintiffs. The lawsuit alleges our subsidiary was negligent in the design, operation and maintenance of the plant, resulting in bodily injury to the plaintiffs and various damages to their property. The plaintiffs filed an amended complaint in July 2008 to include additional counts alleging nuisance and strict liability. In the third quarter of 2008, approximately thirty-five additional plaintiffs, associated with approximately eight other homes in the area, filed another lawsuit with the same court making similar allegations against our subsidiary with respect to the operation of the facility. Both lawsuits have been submitted to our insurance carriers, who have reserved their rights with respect to various portions of the plaintiffs’ claims. Based on the ultimate outcome of the litigation, we may or may not have insurance coverage for parts or all of the claims. The Company continues to assess the matter and any potential losses.

AQUA AMERICA, INC. AND SUBSIDIARIES
Two homeowners’ associations comprised of approximately 170 homes located next to a wastewater plant owned by one of the Company’s subsidiaries in Indiana are claiming that the subsidiary’s prior management, before our acquisition of the subsidiary in 2003, allegedly entered into an agreement to cease the majority of operations at the wastewater plant and to remove most of the facilities located at the plant site by April 2009. The plant treats approximately 75% of wastewater flow from the subsidiary’s 12,000 customers in the area. The Company has filed a formal request for review of the purported agreement with the Indiana Utility Regulatory Commission. In September 2009, the homeowners’ associations filed suit in Allen County, Indiana Superior Court claiming breach of contract, breach of warranty, fraud, unjust enrichment, promissory estoppel and constructive fraud. If the purported agreement is ultimately determined to be valid, the subsidiary may be subject to liability to the homeowners for failure to remove the plant and/or, if the agreement is enforced, the subsidiary may be required to expand another existing plant or construct a new plant elsewhere and close and remove the existing plant. The scope of any such possible expansion or construction is difficult to determine at this time, but the construction costs for new wastewater treatment plants are estimated at anywhere from $9 to $12 per gallon of flow per day. The current plant is treating an average flow of approximately 2.3 million gallons per day. The book value of the current plant is $5 million. The Company continues to assess the matter and any potential losses. Based on our current understanding of the controversy, this matter would not be covered by any of the Company’s insurance policies.

There are no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of their properties is the subject that are material or are expected to have a material effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”) under “Part 1, Item 1A — Risk Factors.” The risks described in our Form 10-K are not the only risks facing the Company. Additional risks that we do not presently know or that we currently believe are immaterial could also impair our business, financial position, or future results and prospects.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Aqua America’s purchases of its common stock for the quarter ended September 30, 2009:
Issuer Purchases of Equity Securities

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

July 1 – 31, 2009	102	$17.39	—	548,278
August 1 – 31, 2009	—	$—	—	548,278
September 1 – 30, 2009	—	$—	—	548,278

Total	102	$17.39	—	548,278

(1)	These amounts consist of shares we purchased from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plans is available to all employees who receive option grants under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.
November 5, 2009

AQUA AMERICA, INC.
Registrant

Nicholas DeBenedicits
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