Form 10-K
period 2009-12-31
AQUA AMERICA INC
filed 2010-02-26
CIK 78128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12(b)-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Small reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009: $2,415,320,748
For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by June 30, 2009, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.
The number of shares outstanding of the registrant’s common stock as of February 12, 2010: 136,679,644
DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of registrant’s 2009 Annual Report to Shareholders have been incorporated by reference into Parts I and II of this Form 10-K.
(2) Portions of the definitive Proxy Statement, relative to the May 13, 2010 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K Report, have been incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (“10-K”), or incorporated by reference into this 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are made based upon, among other things, our current assumptions, expectations, plans, and beliefs concerning future events and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions. Forward-looking statements in this 10-K, or incorporated by reference into this 10-K, include, but are not limited to, statements regarding:
•	projected capital expenditures and related funding requirements;
•	the availability and cost of capital;
•	developments, trends and consolidation in the water and wastewater utility industries;
•	dividend payment projections;
•	opportunities for future acquisitions, the success of pending acquisitions and the impact of future acquisitions;
•	the capacity of our water supplies, water facilities and wastewater facilities;
•	the impact of geographic diversity on our exposure to unusual weather;
•	the impact of conservation awareness of customers and more efficient plumbing fixtures and appliances on water usage per customer;
•	our capability to pursue timely rate increase requests;
•	our authority to carry on our business without unduly burdensome restrictions;
•	our ability to obtain fair market value for condemned assets;
•	the impact of fines and penalties;
•	the impact of changes in laws, governmental regulations and policies, including environmental, health and water quality and public utility regulations and policies;
•	the impact of decisions of governmental and regulatory bodies, including decisions to raise or lower rates;
•	the development of new services and technologies by us or our competitors;
•	the availability of qualified personnel;
•	the condition of our assets;
•	the impact of legal proceedings;
•	general economic conditions;
•	acquisition-related costs and synergies; and
•	the forward-looking statements contained under the heading “Forward-Looking Statements” in the section entitled “Management’s Discussion and Analysis” from the portion of our 2009 Annual Report to Shareholders incorporated by reference herein and made a part hereof.

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
Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements. You should read this 10-K and the documents that we incorporate by reference into this 10-K completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect. These forward-looking statements represent assumptions, expectations, plans, and beliefs only as of the date of this 10-K. Except for our ongoing obligations to disclose certain information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future. For further information or other factors which could affect our financial results and such forward-looking statements, see “Risk Factors.” We qualify all of our forward-looking statements by these cautionary statements.

PART I
Item 1. Business
The Company
Aqua America, Inc. (referred to as “Aqua America”, “we” or “us”) is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 3 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, New York, Florida, Indiana, Virginia, Maine, Missouri, South Carolina, and Georgia. Our largest operating subsidiary, Aqua Pennsylvania, Inc., accounted for approximately 52% of our operating revenues for 2009 and as of December 31, 2009, provided water or wastewater services to approximately one-half of the total number of people we serve, and is located in the suburban areas in counties north and west of the City of Philadelphia and in 25 other counties in Pennsylvania. Our other subsidiaries provide similar services in 13 other states. In addition, we provide water and wastewater services through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories as well as sludge hauling, septage and grease services, and backflow prevention services.
Aqua America, which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, Inc., formerly known as Philadelphia Suburban Water Company. In the early 1990s we embarked on a growth through acquisition strategy focused on water and wastewater operations. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of New York Water Service Corporation in 2007. Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry and has extended our regulated operations from southeastern Pennsylvania to include operations in 13 other states.
The following table reports our operating revenues by principal state for the Regulated segment and Other for the year ended December 31, 2009:

	Operating	Operating
	Revenues	Revenues
	(000’s)	(%)

Pennsylvania	$350,551	52.3%
Texas	55,245	8.2%
Ohio	41,998	6.3%
Illinois	41,935	6.3%
North Carolina	41,280	6.2%
Other states*	127,896	19.0%

Regulated segment total	658,905	98.3%
Other	11,634	1.7%

Consolidated	$670,539	100.0%

*	Includes our operating subsidiaries in the following states: New Jersey, New York, Indiana, Florida, Virginia, Maine, Missouri, South Carolina, and Georgia.
Information concerning revenues, net income, identifiable assets and related financial information of the Regulated segment and Other for 2009, 2008, and 2007 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17 — Segment Information in the “Notes to Consolidated Financial Statements” from the portions of our 2009 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K. The information from these sections of our 2009 Annual Report to Shareholders is incorporated by reference herein.

The following table summarizes our operating revenues, by utility customer class, for the Regulated segment and Other for the year ended December 31, 2009:

	Operating	Operating
	Revenues	Revenues
	(000’s)	(%)

Residential water	$392,054	58.5%
Commercial water	94,149	14.0%
Fire protection	29,693	4.4%
Industrial water	19,437	2.9%
Other water	40,681	6.1%

Water	576,014	85.9%
Wastewater	70,226	10.5%
Other utility	12,665	1.9%

Regulated segment total	658,905	98.3%
Other	11,634	1.7%

Consolidated	$670,539	100.0%

Our utility customer base is diversified among residential water, commercial water, fire protection, industrial water, other water, wastewater customers and other utility customers (consisting of certain operating contracts that are closely associated with the utility operations). Residential customers make up the largest component of our utility customer base, with these customers representing approximately 69% of our water and wastewater revenues. Substantially all of our water customers are metered, which allows us to measure and bill for our customers’ water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during the late spring and summer in our northern U.S. service territories. In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and water use restrictions in the affected areas, which could reduce water consumption. See “Water Supplies, Water Facilities and Wastewater Facilities” for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of our service territory.
Our growth in revenues over the past five years is primarily a result of increases in water and wastewater rates and in our utility customer base. See “Economic Regulation” for a discussion of water and wastewater rates. The majority of the increase in utility customer base is due to customers added through acquisitions. In 2006, the utility customer growth rate was 7.2%, including 44,792 customers associated with the New York Water Service Corporation acquisition which was completed on January 1, 2007. In 2009, 2008, 2007, and 2005, the utility customer growth rate due to acquisitions and other growth ventures was 1.0%, 2.0%, 2.6%, and 3.5%, respectively. In 2008, our net customer count declined by 3,838 customers or 0.4% due to the sale or relinquishment of two utility systems in 2008, pursuant to our plan to evaluate and dispose of underperforming utility operations and one system that was turned over to the local city through condemnation. Overall, for the five-year period of 2005 through 2009, our utility customer base increased at an annual compound rate of 2.7%. If adjusted for the utility system dispositions during the past five years, the annual compound growth rate would have been 3.2%.

Acquisitions and Water Sale Agreements
With approximately 52,000 community water systems in the U.S. (83% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water and wastewater). The majority of these community water systems are government-owned, and the balance of the systems are privately-owned (or investor-owned). The nation’s water systems range in size from large government-owned systems, such as the New York City water system that serves approximately 9 million people, to small systems, where a few customers share a common well. In the states where we operate, we believe there are approximately 23,000 community water systems of widely-varying size, with the majority of the population being served by government-owned water systems.
Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. According to the U.S Environmental Protection Agency’s (“EPA”) most recent survey of wastewater treatment facilities (which includes both government-owned and privately-owned facilities) in 2004, there are approximately 16,600 such facilities in the nation serving approximately 75% of the U.S. population. The remaining population represents individual homeowners with their own treatment facilities; for example, community on-lot disposal systems and septic tank systems. The vast majority of wastewater facilities are government-owned rather than privately-owned. The EPA survey also indicated that there are approximately 10,200 wastewater facilities in operation or planned in the 14 states where we operate. In 2006 and 2005, we acquired six businesses providing on-site septic tank pumping and other wastewater-related services. These businesses presently serve customers in eastern Pennsylvania, New Jersey, Delaware, New York and Maryland, and accounted for $9,436,000, $10,331,000, and $10,209,000 of our operating revenues for the years ended December 31, 2009, 2008, and 2007.
Because of the fragmented nature of the water and wastewater utility industries, we believe that there are many potential water and wastewater system acquisition candidates throughout the U.S. We believe the factors driving consolidation of these systems are:
•	the benefits of economies of scale;
•	increasingly stringent environmental regulations;
•	the need for substantial capital investment;
•	limited access to cost-effective financing; and
•	the need for technological and managerial expertise.
We are actively exploring opportunities to expand our utility operations through acquisitions or other growth ventures. During the five-year period ended December 31, 2009, we completed 111 acquisitions or other growth ventures.
We believe that acquisitions will continue to be an important source of customer growth for us. We intend to continue to pursue acquisitions of government-owned and privately-owned water and wastewater systems that provide services in areas near our existing service territories or in new service areas. We engage in continuing activities with respect to potential acquisitions, including calling on prospective sellers, performing analyses and investigations of acquisition candidates, making preliminary acquisition proposals and negotiating the terms of potential acquisitions.

Water Supplies, Water Facilities and Wastewater Facilities
Our water utility operations obtain their water supplies from surface water sources such as reservoirs, lakes, ponds, rivers and streams, in addition to obtaining water from wells and purchasing water from other water suppliers. Approximately 10% of our water sales are purchased from other suppliers. It is our policy to obtain and maintain the permits necessary to obtain the water we distribute. The water supplies for the service areas in the principal states in which we operate in are as follows:
•	Pennsylvania — The principal supply of water is surface water from streams, rivers and reservoirs. Wells and interconnections with adjacent municipal authorities supplement these surface supplies. We operate 12 surface water treatment plants.
•	Texas — Water supply in more than 300 water systems is obtained principally from wells, supplemented in some cases by purchased water from adjacent water systems.
•	Ohio — Water supply is obtained for customers in Lake County from Lake Erie. Customers in Mahoning County obtain their water from man-made lakes. Water supply is obtained for customers in Stark, Williams, Richland and Summit counties from wells supplemented with purchased water from an adjacent municipal system in Stark and Summit counties.
•	Illinois — Water supply is obtained for customers in the Kankakee system from the Kankakee River. Three small separate systems in Kankakee County are supplied from wells. Customers in Danville (Vermilion County) are supplied from Lake Vermilion. One small separate system in Vermillion County is supplied from wells. In Will, Boone, Lake, and Knox counties, customers are served from wells. Water supplied to two small systems is purchased from neighboring systems.
•	North Carolina — Water supply in more than 700 systems is obtained principally from wells. Several systems purchase water from neighboring municipal systems.
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
Drought conditions in central Texas and parts of North Carolina and Florida eased in 2009, but water use restrictions remained in place for several of our water systems in these areas.
We believe that our wastewater treatment facilities are generally adequate to meet the present requirements of our customers under normal conditions. In addition, we own several sewer collection systems where the wastewater is treated at a municipally-owned facility. Changes in regulatory requirements can be reflected in revised permit limits and conditions when National Pollution Discharge Elimination System (“NPDES”) permits are renewed, typically on a five-year cycle, or when treatment capacity is expanded. Capital improvements are planned and budgeted to meet anticipated changes in regulations and needs for increased capacity related to projected growth, and to correct inflow and infiltration to collection systems. The various state public utility commissions have generally recognized the operating and capital costs associated with these improvements in setting wastewater rates for current customers and capacity charges for new customers.

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
Accordingly, we maintain a rate case management capability the objective of which is to provide that the tariffs of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations, capital, taxes, energy, materials and compliance with environmental regulations. We file rate increase requests to recover and earn a return on the capital investments that we make in improving or replacing our facilities and to recover expenses. In the states in which we operate, we are primarily subject to economic regulation by the following state regulatory commissions:

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
Our water and wastewater operations are comprised of approximately 140 rate divisions, each of which requires a separate rate filing for the evaluation of the cost of service, including the recovery of investments, in connection with the establishment of tariff rates for that rate division. Eight of the states in which we operate permit some form of consolidated rates in varying degrees for the rate divisions in that state, and two states currently permit us to fully consolidate state-wide rate filings within either our water or wastewater operations. Due to the length of time since the last rate increase for some of our systems and the large amount of capital improvements relative to the number of customers in some smaller systems, the proposed rate increase in some of these systems may be substantial. Also, as a result of the condition of some of the systems acquired and capital investments required to maintain compliance, some divisions are experiencing longer periods of regulatory lag. We can provide no assurance that the rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increases.
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

Currently, Pennsylvania, Illinois, Ohio, New York, Indiana and Missouri allow for the use of infrastructure rehabilitation surcharges. These mechanisms typically adjust periodically based on additional qualified capital expenditures completed or anticipated in a future period. The infrastructure rehabilitation surcharge is capped at a percentage of base rates, generally at 5% to 9% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. Infrastructure rehabilitation surcharges provided revenues of $16,900,000 in 2009, $11,771,000 in 2008, and $11,507,000 in 2007.
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
In a limited number of instances in our southern states where there are municipally-owned water or wastewater systems near our operating divisions, the municipally-owned system may either have water distribution or wastewater collection mains that are located adjacent to the our division’s mains or may construct new mains that parallel our mains. In these circumstances, on occasion the municipally-owned system may attempt to take over the customers who are connected to our mains, resulting in our mains becoming surplus or underutilized without compensation.

The City of Fort Wayne, Indiana (the “City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries that we acquired in connection with the AquaSource acquisition in 2003. We had challenged whether the City was following the correct legal procedures in connection with the City’s condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of our utility system at a preliminary price based on the City’s valuation. We filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of the northern portion of the Company’s system and the payment of $16,910,500 based on the City’s valuation of this portion of the system. In January 2008, we reached a settlement agreement with the City to transition the northern portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically states that the final valuation of the northern portion of the Company’s system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for the northern portion of the system to the City. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether the Company is entitled to a jury trial. Depending upon the ultimate outcome of the legal proceeding in the Allen County Circuit Court the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the utility system relinquished represents approximately 0.50% of Aqua America’s total assets.
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
Environmental, Health and Safety Regulation
Provision of water and wastewater services is subject to regulation under the federal Safe Drinking Water Act, the Clean Water Act and related state laws, and under federal and state regulations issued under these laws. These laws and regulations establish criteria and standards for drinking water and for wastewater discharges. In addition, we are subject to federal and state laws and other regulations relating to solid waste disposal, dam safety and other aspects of our operations. Capital expenditures and operating costs required as a result of water quality standards and environmental requirements have been traditionally recognized by state public utility commissions as appropriate for inclusion in establishing rates.
From time to time, Aqua America has acquired, and may acquire, systems that have environmental compliance issues. In addition, environmental compliance and other issues arise in the course of normal operations or as a result of regulatory changes. Aqua America attempts to align capital budgeting and expenditures to address these issues in a timely manner. We believe that the capital expenditures required to address outstanding compliance issues have been budgeted in our capital program and represent less than 10% of our expected total capital expenditures over the next five years. We are parties to agreements with regulatory agencies in Pennsylvania, Texas, Florida, Indiana, and Virginia under which we have committed to make certain improvements for environmental compliance. These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection from fines, penalties and other actions while corrective measures are being implemented. We are actively working directly with state environmental officials to implement or amend these agreements as necessary.

Safe Drinking Water Act — The Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency (the “EPA”) to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act and its amendments set standards on the amount of certain microbial and chemical contaminants and radionuclides allowable in drinking water. Current requirements under the Safe Drinking Water Act are not expected to have a material impact on our operations or financial condition as we have made and are making investments to meet existing water quality standards. We may, in the future, be required to change our method of treating drinking water at certain sources of supply if additional regulations become effective.
In order to remove or inactivate microbial organisms, rules were issued by the EPA to improve disinfection and filtration of potable water and reduce consumers’ exposure to disinfectants and by-products of the disinfection process. Our subsidiary in Maine is installing filtration for its one currently unfiltered surface water supply. The project is scheduled to be completed in 2010 at a cost of less than $7,000,000. Approximately one system in Florida and approximately five systems in North Carolina have levels of disinfection by-products above the current maximum contaminant level requiring a compliance response which could result in a change to the type of treatment. Three of the systems in North Carolina purchase water from adjacent suppliers, and the resolution of the problem may depend upon the suppliers’ co-operation. Capital costs to address system improvements to reduce disinfection by-products are estimated to be approximately $1,000,000 over the next three years, or less than 1% of our planned capital program over that time.
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
The federal Groundwater Rule became effective December 1, 2009. This rule requires additional testing of water from well sources, and under certain circumstances requires demonstration and maintenance of effective disinfection. States throughout the country are taking a variety of approaches to implementation of the Groundwater Rule. Pennsylvania has taken a position that all wells will be required to demonstrate and maintain effective disinfection. We estimate that the capital cost of compliance with this regulation in Pennsylvania will be about $5,000,000 over five years. In North Carolina, the rule is being coupled with an existing requirement for visitation of well stations or installation of monitoring equipment. The cost of compliance with these requirements in North Carolina is estimated to cost about $8,000,000 over the next five years. In aggregate, the costs of compliance with these requirements in our operating states is less than 1% of our planned capital program over the next five years.
A rule lowering the limit on arsenic was promulgated in 2001 by the EPA and became effective in January 2006, with a provision for further time extensions for small systems. One system in Texas was equipped with treatment in 2009. Construction is underway and expected to be completed in 2010 for treatment of one well in Pennsylvania acquired in 2008. The future cost of the capital improvements to fully achieve compliance with this regulation is approximately $200,000 over the next year, or less than 1% of our planned capital program over that time.
The EPA’s issuance of a rule regulating radon in tap water has been postponed repeatedly since originally proposed in 1991. Limits for radon in tap water, if promulgated, could affect a small percentage of our wells, primarily in North Carolina, Pennsylvania and Virginia. Total cost of compliance has been estimated at approximately $5,000,000 over a five year period, or less than 1% of our planned capital program over that time.

The Safe Drinking Water Act provides for the regulation of radionuclides other than radon, such as radium and uranium. Revisions to the Radionuclides Rule that became effective in 2003 changed the monitoring protocols and added a maximum contaminant level for uranium. Under the revised rule, some of our groundwater facilities exceeded one or more of the radionuclide standards and required treatment. Treatment has been installed at all wells that remain in service and that had been identified as needing treatment in the initial round of testing. Ongoing testing continues on quarterly, annual, 3-year or 9-year cycles, and occasionally test results for an individual well trigger requirements for public notification and/or treatment. The future capital cost of compliance over the next five years is expected to be less than 1% of our planned capital budget over that time.
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
Recent changes in wastewater regulations in the state of Missouri will require improvements at certain of the 52 small wastewater systems we operate in that state. We presently estimate the cost of these improvements to be approximately $1,100,000 over the next five years.
Solid Waste Disposal — The handling and disposal of residuals and solid waste generated from water and wastewater treatment facilities is governed by federal and state laws and regulations. A program is in place to monitor our facilities for compliance with regulatory requirements, and we are not aware of any significant environmental remediation costs necessary from our handling and disposal of waste material from our water and wastewater operations. However, we do anticipate capital expenditures of less than $4,000,000, that have been included within our five-year capital budget, related to the expansion and/or replacement of some of our current waste disposal facilities in Pennsylvania and Ohio, to support our large surface water treatment facilities in these states. Our capital budget also includes funds for capital projects intended to reduce waste volume and extend the life of our disposal facilities.
Dam Safety — Our subsidiaries own eighteen major dams that are subject to the requirements of the federal and state regulations related to dam safety. All major dams undergo an annual engineering inspection. We believe that all eighteen dams are structurally sound and well-maintained.
We performed studies of our dams that identified two dams in Pennsylvania and three dams in Ohio requiring capital improvements resulting from the adoption by the Department of Environmental Protection in Pennsylvania, and by the Department of Natural Resources in Ohio, of revised formulas for determining the magnitude of a probable maximum flood. Capital improvements remain to be performed on one dam in Pennsylvania totaling approximately $15,000,000 planned during the three year period 2011 to 2013. Expenditures in the aggregate during the five year period 2010 to 2014 are expected to be approximately 1% of our planned capital program over the next five years. We continue to study alternatives for these remaining dams which may change the cost estimates of these capital improvements.
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
Employee Relations
As of December 31, 2009, we employed a total of 1,632 full-time employees. Our subsidiaries are parties to 13 labor agreements (or labor agreements under negotiation) with labor unions covering 524 employees. The labor agreements expire at various times between March 2010 and August 2013. One of our labor agreements expired December 2009 representing 287 employees, and the employees covered under this agreement continue to work under the expired agreement. Negotiations with the labor union representing these employees are ongoing and we expect to reach a new agreement.
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
In addition, you may request a copy of the foregoing filings, at no cost by writing or telephoning us at the following address or telephone number:
Investor Relations Department
Aqua America, Inc.
762 W. Lancaster Avenue
Bryn Mawr, PA 19010-3489
Telephone: 610-527-8000
Our Board of Directors has various committees including an audit committee, an executive compensation committee and a corporate governance committee. Each of these committees has a formal charter. We also have Corporate Governance Guidelines and a Code of Ethical Business Conduct. Copies of these charters, guidelines, and codes can be obtained free of charge from our Web site, www.aquaamerica.com. In the event we change or waive any portion of the Code of Ethical Business Conduct that applies to any of our directors, executive officers, or senior financial officers, we will post that information on our Web site.
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
The rates we charge our customers are subject to regulation. If we are unable to obtain government approval of our requests for rate increases, or if approved rate increases are untimely or inadequate to recover and earn a return on our capital investments, to recover expenses, or to take into account changes in water usage, our profitability may suffer.
The rates we charge our customers are subject to approval by the public utility commissions or similar regulatory bodies in the states in which we operate. We file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Our ability to maintain and meet our financial objectives is dependent upon the recovery of and return on our capital investments and expenses through the rates we charge our customers. Once a rate increase petition is filed with a public utility commission, the ensuing administrative and hearing process may be lengthy and costly, and the cost to the Company may not always be fully recoverable. The timing of our rate increase requests are therefore partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase to the extent approved. There may be long-term declines in water usage per customer as a result of an increase in conservation awareness and the structural impact of an increased use of more efficient plumbing fixtures and appliances. These long-term shifts are normally taken into account by the public utility commissions in setting rates, whereas significant short-term changes in water usage may not be fully reflected in the rates we charge. We can provide no assurances that any future rate increase request will be approved by the appropriate state public utility commission; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments, expenses, and return for which we initially sought the rate increase.
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
Our business is capital intensive. In addition to the capital required to fund our growth through acquisition strategy, on an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. We obtain funds for our capital expenditures from operations, contributions and advances by developers and others, equity issuances and debt issuances. Our ability to maintain and meet our financial objectives is dependent upon the availability of adequate capital. Recent economic conditions and disruptions caused substantial volatility in capital markets, and increased the cost and reduced the availability of credit from financing sources, which may continue or worsen in the future. If in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would have to seek alternative financing sources, although there can be no assurance that these alternative financing sources would be available on terms acceptable to us. In the event we are unable to obtain sufficient capital, we may need to reduce our capital expenditures and our ability to pursue acquisitions that we may rely on for future growth could be impaired. The reduction in capital expenditures may result in reduced potential earnings growth, affect our ability to meet environmental laws and regulations, and may limit our ability to improve or expand our utility systems to the level we believe appropriate. There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction and maintenance. In addition, delays in completing major capital projects could delay the recovery of the capital expenditures associated with such projects through rates. If the cost of borrowing increases, we might not be able to recover increases in our cost of capital through rates. The inability to recover higher borrowing costs through rates, or the regulatory lag associated with the time that it takes to begin recovery, may adversely affect our financial condition and results of operations.
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
A general economic downturn such as the one the U.S. economy has experienced recently may lead to a number of impacts on our business that may affect our financial condition and results of operations. Such impacts may include: a reduction in discretionary and recreational water use by our residential water customers, particularly during the summer months when such discretionary usage is normally at its highest; a decline in usage by industrial and commercial customers as a result of decreased business activity; an increased incidence of customers’ inability to pay or delays in paying their utility bills, or an increase in customer bankruptcies, which may lead to higher bad debt expense and reduced cash flow; a lower natural customer growth rate due to a decline in new housing starts; and a decline in the number of active customers due to housing vacancies or abandonments. General economic turmoil may also lead to an investment market downturn, such as the one the U.S. economy has recently experienced, which results in our pension plans’ asset market values suffering a decline and significant volatility. As a result of a decline in our pension plans’ asset market values, our required cash contributions to these plans and pension expense may increase in subsequent years.
Federal and state environmental laws and regulations impose substantial compliance requirements on our operations. Our operating costs could be significantly increased in order to comply with new or stricter regulatory standards imposed by federal and state environmental agencies.
Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and federal and state regulations issued under these laws by the U.S. Environmental Protection Agency and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the U.S. and states. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot assure you that we will be at all times in total compliance with these laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to comply with these laws and our permits, it is possible that new or stricter standards could be imposed that will require additional capital expenditures or raise our operating costs. Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state public utility commissions or similar regulatory bodies that govern our business would approve rate increases to enable us to recover such expenditures and costs. In summary, we cannot assure you that our costs of complying with, or discharging liability under, current and future environmental and health and safety laws will not adversely affect our business, results of operations or financial condition.

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
In a limited number of instances in our southern states where there are municipally-owned water or wastewater systems near our operating divisions, the municipally-owned system may either have water distribution or wastewater collection mains that are located adjacent to the our division’s mains or may construct new mains that parallel our mains. In these circumstances, on occasion the municipally-owned system may attempt to take over the customers who are connected to our mains, resulting in our mains becoming surplus or underutilized without compensation.
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
Wastewater collection and treatment and septage pumping and sludge hauling involve various unique risks. If collection or treatment systems fail or do not operate properly, or if there is a spill, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing various damages and injuries, including environmental damage. Liabilities resulting from such damages and injuries could materially and adversely affect the Company’s results of operations and financial condition.
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
We are dependent on a continuing flow of important goods and services from suppliers for our water and wastewater businesses. A disruption or prolonged delays in obtaining, important supplies or services, such as purchased water, chemicals, or electricity, could adversely affect our water or wastewater services and our ability to operate in compliance with all regulatory requirements, which could have a significant effect on our results of operations. In certain circumstances, we rely on third parties to provide certain important services (such as certain customer bill print and mail activities or utility service operations in some of our divisions) and a disruption in these services could materially and adversely affect our results of operations and financial condition.
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
Climate change laws and regulations may be adopted that could require compliance with greenhouse gas emissions standards and other climate change initiatives. Additional capital expenditures could be required and our operating costs could be increased in order to comply with new regulatory standards imposed by federal and state environmental agencies.
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. Possible new climate change laws and regulations, if enacted, may require us to monitor and/or change our utility operations. It is possible that new standards could be imposed that will require additional capital expenditures or raise our operating costs. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations, or cash flows.
Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state public utility commissions or similar regulatory bodies that govern our business would approve rate increases to enable us to recover such expenditures and costs. We cannot assure you that our costs of complying with new standards or laws will not adversely affect our business, results of operations or financial condition.
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

The following table indicates our net property, plant and equipment, in thousands of dollars, as of December 31, 2009 in the principal states where we operate:

	Net Property,
	Plant and
	Equipment
Pennsylvania	$1,858,466	57.6%
North Carolina	237,744	7.4%
Illinois	230,814	7.2%
Ohio	209,712	6.5%
Texas	196,531	6.1%
Other*	494,027	15.2%

	$3,227,294	100.0%

*	Includes our operating subsidiaries in the following states: New Jersey, New York, Indiana, Florida, Virginia, Maine, Missouri, South Carolina, and Georgia.
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
In 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality (“TCEQ”) to increase rates over a multi-year period. On September 23, 2008, the TCEQ issued its final ruling with a unanimous decision approving this rate application. The final order had been appealed to the TCEQ by two parties, and the TCEQ has exercised its legal authority to take no action within the required period, therefore, affirming the TCEQ’s approval decision. Thereafter, the appealing parties filed suit against the TCEQ in the Travis County District Court in an effort to appeal the order. In accordance with authorization from the TCEQ in 2004, our subsidiaries commenced billing for the requested rates and deferred recognition of certain expenses for financial statement purposes. In the event the TCEQ’s final order is overturned on appeal, completely or in part, we could be required to refund some or all of the revenue billed to-date, and write-off some or all of the regulatory asset for the expense deferral. For more information, see the description under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and refer to Note 16 — Water and Wastewater Rates in the “Notes to Consolidated Financial Statements” from the portions of our 2009 Annual Report to Shareholders filed as Exhibit 13.1 to this 10-K.

The City of Fort Wayne, Indiana (“the City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana. We challenged whether the City was following the correct legal procedures in connection with the City’s condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of our utility system at a preliminary price based on the City’s valuation. In October 2007, we filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of this portion of our system and the payment of $16,910,500 based on the City’s valuation of the system. In January 2008, we reached a settlement agreement with the City to transition this portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically states that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for the northern portion of the system to the City. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. On March 16, 2009, oral argument was held before the Allen County Circuit Court on certain procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial. Depending upon the ultimate outcome of the legal proceeding in the Allen County Circuit Court we may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represented approximately 0.50% of Aqua America’s total assets.
A lawsuit was filed by a husband and wife who lived in a house abutting a percolation pond at a wastewater treatment plant owned by one of the Company’s subsidiaries, Aqua Utilities Florida, Inc., in Pasco County, Florida. The lawsuit was originally filed in August 2006 in the circuit court for the Sixth Judicial Circuit in and for Pasco County, Florida and has been amended several times by the plaintiffs. The lawsuit alleges our subsidiary was negligent in the design, operation and maintenance of the plant, resulting in bodily injury to the plaintiffs and various damages to their property. The plaintiffs filed an amended complaint in July 2008 to include additional counts alleging nuisance and strict liability. In the third quarter of 2008, approximately thirty-five additional plaintiffs, associated with approximately eight other homes in the area, filed another lawsuit with the same court making similar allegations against our subsidiary with respect to the operation of the facility. Both lawsuits have been submitted to our insurance carriers, who have reserved their rights with respect to various portions of the plaintiffs’ claims. Based on the ultimate outcome of the litigation, we may or may not have insurance coverage for parts or all of the claims. The Company continues to assess the matter and any potential losses. At this time, the Company believes that the estimated amount of any potential losses would not be material to the Company’s consolidated results of operations or consolidated financial condition.
Two homeowners’ associations comprised of approximately 180 homes located next to a wastewater plant owned by one of the Company’s subsidiaries in Indiana are claiming that the subsidiary’s prior management, before our acquisition of the subsidiary in 2003, allegedly entered into an agreement to cease the majority of operations at the wastewater plant and to remove most of the facilities located at the plant site by April 2009. The plant treats approximately 75% of wastewater flow from the subsidiary’s 12,000 customers in the area. The Company has filed a formal request for review of the purported agreement with the Indiana Utility Regulatory Commission. In September 2009, the homeowners’ associations filed suit in Allen County, Indiana Superior Court claiming breach of contract, breach of warranty, fraud, unjust enrichment, promissory estoppel and constructive fraud. If the purported agreement is ultimately determined to be valid, the subsidiary may be subject to liability to the homeowners for failure to remove the plant and/or, if the agreement is enforced, the subsidiary may be required to expand another existing plant or construct a new plant elsewhere and close and remove the existing plant. The scope of any such possible expansion or construction is difficult to determine at this time, but the construction costs for new wastewater treatment plants are estimated at anywhere from $9 to $12 per gallon of flow per day. The current plant is treating an average flow of approximately 2.3 million gallons per day. The book value of the current plant is $5 million. The Company continues to assess the matter and any potential losses. The parties in this dispute are engaged in mediation in an attempt to resolve the dispute. Based on our current understanding of the controversy, this matter would not be covered by any of the Company’s insurance policies. At this time, the Company believes that the estimated amount of any potential losses would not be material to the Company’s consolidated results of operations or consolidated financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II
Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the ticker symbol WTR. As of February 12, 2010, there were approximately 27,919 holders of record of our common stock.
The following table shows the high and low intraday sales prices for our common stock as reported on the New York Stock Exchange composite transactions reporting system and the cash dividends paid per share for the periods indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2009
Dividend paid per common share	$0.135	$0.135	$0.135	$0.145	$0.550
Dividend declared per common share	0.135	0.135	0.280	—	0.550
Price range of common stock
- high	21.50	20.37	18.34	17.89	21.50
- low	16.59	16.12	16.50	15.39	15.39

2008
Dividend paid per common share	$0.125	$0.125	$0.125	$0.135	$0.510
Dividend declared per common share	0.125	0.125	0.260	—	0.510
Price range of common stock
- high	22.00	19.78	19.14	22.00	22.00
- low	17.96	15.76	14.46	12.20	12.20
We have paid common dividends consecutively for 65 years. Effective August 4, 2009, our Board of Directors authorized an increase of 7.4% in the quarterly dividend rate over the amount Aqua America, Inc. paid in the previous quarter for the December 1, 2009 dividend. As a result of this authorization, beginning with the dividend payment in December 2009, the annualized dividend rate increased to $0.58 per share. This is the 19th dividend increase in the past 18 years and the eleventh consecutive year that we have increased our dividend in excess of five percent. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant. During the past five years, our common dividends paid have averaged 65.8% of net income.

The following table summarizes the Company’s purchases of its common stock for the quarter ending December 31, 2009:
Issuer Purchases of Equity Securities

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

October 1-31, 2009	—	$—	—	548,278
November 1-30, 2009	—	$—	—	548,278
December 1-31, 2009	100	$17.75	—	548,278

Total	100	$17.75	—	548,278

(1)	These amounts consist of shares we purchased from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plan is available to all employees who receive option grants under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.
Item 6. Selected Financial Data
The information appearing in the section captioned “Summary of Selected Financial Data” from the portions of our 2009 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information appearing in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the portions of our 2009 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed rate, long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates and short-term debt, which is at floating interest rates. As of December 31, 2009, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for long-term debt are as follows:

								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value
Long-term debt:
Fixed rate	$55,428	$28,472	$39,546	$34,325	$87,109	$1,137,105	$1,381,985	$1,251,805
Variable rate	4,149	—	60,000	—	—	—	64,149	64,149

Total	$59,577	$28,472	$99,546	$34,325	$87,109	$1,137,105	$1,446,134	$1,315,954

Weighted average interest rate*	5.89%	6.17%	2.51%	5.43%	5.31%	5.43%	5.25%

*	Weighted average interest rates of 2010 and 2012 long-term debt maturities are as follows: fixed rate debt of 6.30% and 5.61% and variable rate debt of 0.47% and 0.47%.
From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the “available-for-sale” marketable equity securities. As of December 31, 2009, our carrying value of certain investments, in thousands of dollars, was $2,288, which reflects the market value of such investments and is in excess of our original cost.
Item 8. Financial Statements and Supplementary Data
Information appearing under the captions “Consolidated Statements of Income and Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Capitalization,” “Consolidated Statements of Equity” and “Notes to Consolidated Financial Statements” from the portions of our 2009 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein. Also, the information appearing in the sections captioned “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” from the portions of our 2009 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.
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

(b) Management’s Report on Internal Control Over Financial Reporting — The information appearing in the section captioned “Management’s Report on Internal Control Over Financial Reporting” from the portions of our 2009 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.
(c) Changes in Internal Control Over Financial Reporting — No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We make available free of charge within the “Investor Relations / Corporate Governance” section of our Internet Web site, at www.aquaamerica.com, our Corporate Governance Guidelines, the Charters of each Committee of our Board of Directors, and our Code of Ethical Business Conduct. Amendments to the Code, and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on our Web site. The reference to our Web site is intended to be an inactive textual reference only, and the contents of such Web site are not incorporated by reference herein and should not be considered part of this or any other report that we file with or furnish to the SEC.
Directors of the Registrant, Audit Committee, Audit Committee Financial Expert and Filings under Section 16(a)
The information appearing in the sections captioned “Information Regarding Nominees and Directors,” “Corporate Governance — Code of Ethics, — Board and Board Committees, and — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive Proxy Statement relating to our May 13, 2010, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Our Executive Officers
The following table and the notes thereto set forth information with respect to our executive officers, including their names, ages, positions with Aqua America, Inc. and business experience during the last five years:

		Position with
Name	Age	Aqua America, Inc. (1)

Nicholas DeBenedictis	64	Chairman, President and Chief Executive Officer (May 1993 to present); President and Chief Executive Officer (July 1992 to May 1993); Chairman and Chief Executive Officer, Aqua Pennsylvania, Inc. (July 1992 to present); President, Philadelphia Suburban Water Company (February 1995 to January 1999) (2)

Roy H. Stahl	57	Chief Administrative Officer, General Counsel (February 2007 to present), and Secretary (June 2001 to present); Executive Vice President and General Counsel (May 2000 to February 2007); Senior Vice President and General Counsel (April 1991 to May 2000) (3)

David P. Smeltzer	51	Chief Financial Officer (February 2007 to present); Senior Vice President — Finance and Chief Financial Officer (December 1999 to February 2007); Vice President - Finance and Chief Financial Officer (May 1999 to December 1999); Vice President - Rates and Regulatory Relations, Philadelphia Suburban Water Company (March 1991 to May 1999) (4)

Christopher H. Franklin	45	Regional President — Midwest and Southern Operations and Senior Vice President, Corporate and Public Affairs (January 2010 to present); Regional President, Aqua America — Southern Operations and Senior Vice President, Public Affairs and Customer Operations (January 2007 to January 2010); Vice President, Public Affairs and Customer Operations (July 2002 to January 2007) (5)

Karl M. Kyriss	59	Regional President — Northeast Operations (January 2010 to present); Regional President, Aqua Mid-Atlantic Operations (February 2007 to January 2010); President — Aqua Pennsylvania (March 2003 to present) and President, Mid-Atlantic Operations (May 2005 to February 2007) (6)

Robert G. Liptak, Jr.	62	Regional President, Northern Operations (March 1999 to present); (7)

Robert A. Rubin	47	Vice President, Controller and Chief Accounting Officer (May 2005 to present); Controller and Chief Accounting Officer (March 2004 to May 2005); Controller (March 1999 to March 2004) (8)

(1)	In addition to the capacities indicated, the individuals named in the above table hold other offices or directorships with subsidiaries of the Company. Officers serve at the discretion of the Board of Directors.

(2)	Mr. DeBenedictis was Secretary of the Pennsylvania Department of Environmental Resources from 1983 to 1986. From December 1986 to April 1989, he was President of the Greater Philadelphia Chamber of Commerce. Mr. DeBenedictis was Senior Vice President for Corporate and Public Affairs of Philadelphia Electric Company from April 1989 to June 1992.

(3)	From January 1984 to August 1985, Mr. Stahl was Corporate Counsel, from August 1985 to May 1988 he was Vice President — Administration and Corporate Counsel of Aqua America, Inc., and from May 1988 to April 1991 he was Vice President and General Counsel of Aqua America, Inc.

(4)	Mr. Smeltzer was Vice President — Controller of Philadelphia Suburban Water Company from March, 1986 to March 1991.

(5)	Mr. Franklin was Director of Public Affairs from January 1993 to February 1997.

(6)	Mr. Kyriss was Vice President — Northeast Region of American Water Works Services Company from 1997 to 2003.

(7)	Mr. Liptak was President of Consumers Pennsylvania Water Company from 1980 to March 1999.

(8)	Mr. Rubin was Accounting Manager with Aqua America, Inc. from June 1989 to June 1994. He then served from June 1994 to March 1999 as Assistant Controller of Philadelphia Suburban Water Company.
Item 11. Executive Compensation
The information appearing in the sections captioned “Executive Compensation” and “Director Compensation” of the definitive Proxy Statement relating to our May 13, 2010, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership of Common Stock — The information appearing in the section captioned “Ownership of Common Stock” of the Proxy Statement relating to our May 13, 2010, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.
Securities Authorized for Issuance under Equity Compensation Plans — The following table provides information for our equity compensation plans as of December 31, 2009:
Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,895,329	$19.17	4,975,500
Equity compensation plans not approved by security holders	0	0	0

Total	3,895,329	$19.17	4,975,500

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information appearing in the sections captioned “Corporate Governance — Director Independence” and “ — Policies and Procedures For Approval of Related Person Transactions” of the definitive Proxy Statement relating to our May 13, 2010, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services
The information appearing in the section captioned “Proposal No. 2 — Services and Fees” of the definitive Proxy Statement relating to our May 13, 2010, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.
PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements. The following is a list of our consolidated financial statements and supplementary data incorporated by reference in Item 8 hereof:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2009 and 2008
Consolidated Statements of Income and Comprehensive Income — 2009, 2008, and 2007
Consolidated Statements of Cash Flows — 2009, 2008, and 2007
Consolidated Statements of Capitalization — December 31, 2009 and 2008
Consolidated Statements of Equity — December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements
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

AQUA AMERICA, INC.

By:	Nicholas DeBenedictis Nicholas DeBenedictis
Chairman, President and Chief Executive Officer
Date: February 26, 2010

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy H. Stahl, Chief Administrative Officer, General Counsel, and Secretary, and David P. Smeltzer, Chief Financial Officer, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign this Report filed herewith and any or all amendments to said Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Nicholas DeBenedictis Nicholas DeBenedictis	David P. Smeltzer David P. Smeltzer
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer)

Robert A. Rubin Robert A. Rubin	Mary C. Carroll Mary C. Carroll
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	Director

Richard H. Glanton Richard H. Glanton	Lon R. Greenberg Lon R. Greenberg
Director	Director

William P. Hankowsky William P. Hankowsky	Mario Mele Mario Mele
Director	Director

Ellen T. Ruff Ellen T. Ruff	Richard L. Smoot Richard L. Smoot
Director	Director

Andrew J. Sordoni III Andrew J. Sordoni III
Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation (as of December 9, 2004) (20) (Exhibit 3.1)

3.2	By-Laws, as amended (31) (Exhibit 3.2)

3.3	Amendments to Sections 7.09 and 7.11 of the Bylaws (33) (Exhibit 3.3)

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

4.36
Eleventh Amendment to Revolving Credit Agreement dated as of December 4, 2008 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, and TD Bank, N.A., dated as of December 22, 1999. (33) (Exhibit 4.36)

4.37	Forty-third Supplemental Indenture, dated as of December 1, 2008. (33) (Exhibit 4.37)

4.38	Forty-fourth Supplemental Indenture, dated as of July 1, 2009. (34) (Exhibit 4.38)

4.39	Forty-fifth Supplemental Indenture, dated as of October 15, 2009

4.40
Twelfth Amendment to Revolving Credit Agreement dated as of December 2, 2009 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, and TD Bank, N.A., dated as of December 22, 2009.

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

EXHIBIT INDEX

Exhibit No.	Description

10.12	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Philadelphia Suburban Water Company and The GMS Group, L.L.C., dated October 23, 2001 (15) (Exhibit 10.35)

10.13	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Philadelphia Suburban Water Company dated as of October 15, 2001 (15) (Exhibit 10.36)

10.14	Bond Purchase Agreement among the Bucks County Industrial Development Authority, Pennsylvania Suburban Water Company and Janney Montgomery Scott LLC, dated May 21, 2002 (17) (Exhibit 10.42)

10.15	Construction and Financing Agreement between the Bucks County Industrial Development Authority and Pennsylvania Suburban Water Company dated as of June 1, 2002 (17) (Exhibit 10.43)

10.16	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Pennsylvania Suburban Water Company, and The GMS Group, L.L.C., dated December 19, 2002 (18) (Exhibit 10.44)

10.17	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Pennsylvania Suburban Water Company dated as of December 15, 2002 (18) (Exhibit 10.45)

10.18	Aqua America, Inc. 2004 Equity Compensation Plan as amended by Amendment effective February 22, 2007* (26) (Exhibit 10.29)

10.19	2009 Annual Cash Incentive Compensation Plan* (33) (Exhibit 10.24)

10.20
Bond Purchase Agreement among the Northumberland County Industrial Development Authority, Aqua Pennsylvania, Inc., and Sovereign Securities Corporation, LLC, dated November 16, 2004. (25) (Exhibit 10.31)

10.21	Aqua America, Inc. 2004 Equity Compensation Plan* (23)

10.22	2005 Executive Deferral Plan* (25) (Exhibit 10.33)

10.23	Bond Purchase Agreement among the Montgomery County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 12, 2007. (31) (Exhibit 10.34)

10.24	2010 Annual Cash Incentive Compensation Plan*

10.25	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated May 10, 2005. (24) (Exhibit 10.36)

10.26	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2005. (16) (Exhibit 10.37)

10.27	Aqua America, Inc. Dividend Reinvestment and Direct Stock Purchase Plan* (29)

10.28	Aqua America, Inc. Amended and Restated Employee Stock Purchase Plan* (16) (Exhibit 10.39)

10.29	Form of Stock Option and Dividend Equivalent Grant Agreement*

10.30
Acceleration of Payout of 2004 and 2005 Dividend Equivalent Awards; Grants of 2006 Dividend Equivalent Awards; Performance Criteria for Acceleration of Payout of Dividend Equivalent Awards* (28) (Exhibit 10.2)

10.31	Vesting of Restricted Stock Granted in 2005; Grants of Restricted Stock* (28) (Exhibit 10.3)

10.32	Non-Employee Directors’ Compensation for 2010*

10.33	Non-Employee Directors’ Compensation for 2009* (33) (Exhibit 10.32)

EXHIBIT INDEX

Exhibit No.	Description

10.34	Bond Purchase Agreement among the Chester County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2006. (30) (Exhibit 10.2)

10.35	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority,Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 4, 2008. (33) (Exhibit 10.35)

10.36	Aqua America, Inc. 2004 Equity Compensation Plan (amended and restated as of January 1, 2009)* (33) (Exhibit 10.36)

10.37	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Nicholas DeBenedictis* (33) (Exhibit 10.37)

10.38	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Roy H. Stahl* (33) (Exhibit 10.38)

10.39	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and David P. Smeltzer* (33) (Exhibit 10.39)

10.40	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Karl M. Kyriss* (33) (Exhibit 10.40)

10.41	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Christopher H. Franklin* (33) (Exhibit 10.41)

10.42	Change in Control and Severance Agreement between Aqua America, Inc. and Nicholas DeBenedictis* (33) (Exhibit 10.42)

10.43	Change in Control Agreement between Aqua America, Inc. and Roy H. Stahl* (33) (Exhibit 10.43)

10.44	Change in Control Agreement between Aqua America, Inc. and David P. Smeltzer* (33) (Exhibit 10.44)

10.45	Change in Control Agreement between Aqua America, Inc. and Karl M. Kyriss* (33) (Exhibit 10.45)

10.46	Change in Control Agreement between Aqua America, Inc. and Christopher H. Franklin* (33) (Exhibit 10.46)

10.47	Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2008)* (33) (Exhibit 10.47)

10.48	Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas DeBenedictis (as amended and restated effective January 1, 2008)* (33) (Exhibit 10.48)

10.49	Forms of Restricted Stock Grant Agreement*

10.50	Amendment 2008-1 to the Aqua America, Inc. Deferred Compensation Plan Master Trust Agreement dated as of December 15, 2008* (33) (Exhibit 10.50)

10.51	Aqua America, Inc. 2009 Executive Deferral Plan, As Amended and Restated Effective January 1, 2009* (32) (Exhibit 4.1)

10.52	Aqua America, Inc. 2009 Omnibus Equity Compensation Plan* (35) (Exhibit 99.1)

10.53	Employment agreement dated January 31, 2010, between Aqua America, Inc. and Nicholas DeBenedictis * (36) (Exhibit 10.1)

EXHIBIT INDEX

Exhibit No.	Description

10.54	First amendment to Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2008)*

10.55	Second amendment to Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2008)* (36) (Exhibit 10.3)

10.56	First amendment to Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas DeBenedictis (as amended and restated effective January 1, 2008)*

10.57	Second amendment to Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas DeBenedictis (as amended and restated effective January 1, 2008)* (36) (Exhibit 10.4)

10.58
Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., and Janney Montgomery Scott LLC, dated June 30, 2009. (34) (Exhibit 10.52)

10.59
Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., Janney Montgomery Scott LLC, and PNC Capital Markets LLC, dated October 20, 2009.

10.60	Restricted Stock Grant Agreement made by Aqua America, Inc. to Nicholas DeBenedictis dated January 31, 2010* (36) (Exhibit 10.2)

13.1	Selected portions of Annual Report to Shareholders for the year ended December 31, 2009 incorporated by reference in Annual Report on Form 10-K for the year ended December 31, 2009.

21.1	Subsidiaries of Aqua America, Inc.

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

Notes -
Documents Incorporated by Reference

(1)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1992.

(2)	Indenture of Mortgage dated as of January 1, 1941 with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 were filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1983.

(3)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1988.

(4)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1989.

(5)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1991.

(6)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.

(7)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(8)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(9)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996.

(10)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(11)	Filed as an Exhibit to Form 8-K filed August 7, 1997.

(12)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(13)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

(14)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(15)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2001.

(16)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2005.

(17)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(18)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2002.

(19)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(20)	Filed as an Exhibit to Form 8-K filed December 9, 2004.

(21)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(22)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2003.

(23)	Filed as Appendix C to definitive Proxy Statement dated April 2, 2004.

(24)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(25)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2004.

(26)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2006.

(27)	Filed as an Exhibit to Form 8-K filed March 7, 2005.

(28)	Filed as an Exhibit to Form 8-K filed March 13, 2006.

(29)	Filed as a Registration Statement on Form S-3 on August 8, 2008.

(30)	Filed an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(31)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2007.

(32)	Filed as a Registration Statement on Form S-8 on December 10, 2008.

(33)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2008.

(34)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(35)	Filed as a Registration Statement on Form S-8 on June 11, 2009.

(36)	Filed as an Exhibit to Form 8-K filed on February 4, 2010.

*	Indicates management contract or compensatory plan or arrangement.