Form 10-Q
period 2010-03-31
AQUA AMERICA INC
filed 2010-05-07
CIK 78128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010

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

Large accelerated filer ☑	Accelerated filer☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 19, 2010: 136,954,756

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES
Part 1 – Financial Information

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	March 31,	December 31,
	2010	2009
Assets
Property, plant and equipment, at cost	$4,198,936	$4,141,690
Less: accumulated depreciation	940,628	914,396

Net property, plant and equipment	3,258,308	3,227,294

Current assets:
Cash and cash equivalents	14,786	21,869
Accounts receivable and unbilled revenues, net	73,690	78,742
Inventory, materials and supplies	9,987	9,519
Prepayments and other current assets	12,029	11,441

Total current assets	110,492	121,571

Regulatory assets	224,252	226,351
Deferred charges and other assets, net	57,500	59,468
Funds restricted for construction activity	84,852	84,830
Goodwill	43,083	43,083

	$3,778,487	$3,762,597

Liabilities and Equity
Aqua America stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 137,621,149 and 137,148,749 in 2010 and 2009	$68,810	$68,574
Capital in excess of par value	647,601	642,786
Retained earnings	411,095	409,402
Treasury stock, at cost, 674,056 and 662,410 shares in 2010 and 2009	(12,314)	(12,138)
Accumulated other comprehensive income	(148)	280

Total Aqua America stockholders’ equity	1,115,044	1,108,904

Noncontrolling interest	558	560

Total equity	1,115,602	1,109,464

Long-term debt, excluding current portion	1,393,323	1,386,557
Commitments and contingencies	—	—

Current liabilities:
Current portion of long-term debt	35,443	59,577
Loans payable	64,468	27,487
Accounts payable	35,841	57,862
Accrued interest	18,496	16,265
Accrued taxes	26,311	18,813
Other accrued liabilities	23,932	21,003

Total current liabilities	204,491	201,007

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	411,397	408,583
Customers’ advances for construction	68,109	76,913
Regulatory liabilities	29,783	28,812
Other	111,080	114,490

Total deferred credits and other liabilities	620,369	628,798

Contributions in aid of construction	444,702	436,771

	$3,778,487	$3,762,597

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009

Operating revenues	$160,517	$154,487

Operating expenses:
Operations and maintenance	67,601	66,989
Depreciation	26,200	26,387
Amortization	3,172	2,755
Taxes other than income taxes	12,860	11,590

	109,833	107,721

Operating income	50,684	46,766

Other expense (income):
Interest expense, net	18,430	16,628
Allowance for funds used during construction	(1,541)	(625)
Gain on sale of other assets	(1,929)	(133)

Income before income taxes	35,724	30,896
Provision for income taxes	14,213	12,525

Net income attributable to common shareholders	$21,511	$18,371

Net income attributable to common shareholders	$21,511	$18,371
Other comprehensive income, net of tax:
Unrealized holding gain on investments	902	37
Reclassification adjustment for gain reported in net income	(1,330)	—

Comprehensive income	$21,083	$18,408

Net income per common share:
Basic	$0.16	$0.14

Diluted	$0.16	$0.14

Average common shares outstanding during the period:
Basic	136,509	135,406

Diluted	136,800	135,876

Cash dividends declared per common share	$0.145	$0.135

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands of dollars, except per share amounts)
(UNAUDITED)

		March 31,	December 31,
		2010	2009
Aqua America stockholders’ equity:
Common stock, $.50 par value		$68,810	$68,574
Capital in excess of par value		647,601	642,786
Retained earnings		411,095	409,402
Treasury stock, at cost		(12,314)	(12,138)
Accumulated other comprehensive income		(148)	280

Total Aqua America stockholders’ equity		1,115,044	1,108,904

Noncontrolling interest		558	560

Total equity		1,115,602	1,109,464

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2012 to 2034	6,588	6,868
1.00% to 1.99%	2011 to 2035	22,004	21,917
2.00% to 2.99%	2019 to 2029	14,129	12,935
3.00% to 3.99%	2010 to 2025	27,851	28,455
4.00% to 4.99%	2020 to 2041	270,696	271,346
5.00% to 5.99%	2011 to 2043	384,854	384,694
6.00% to 6.99%	2011 to 2036	121,577	121,876
7.00% to 7.99%	2012 to 2025	30,952	31,236
8.00% to 8.99%	2021 to 2025	34,494	34,543
9.00% to 9.99%	2011 to 2026	49,489	69,983
10.40%	2018	6,000	6,000

		968,634	989,853

Notes payable to bank under revolving credit agreement, variable rate, due May 2012		68,000	64,149
Unsecured notes payable:
Notes ranging from 4.72 to 4.87%, due 2010 through 2023		185,000	185,000
Notes ranging from 5.01% to 5.95%, due 2013 through 2037		207,132	207,132

		1,428,766	1,446,134
Current portion of long-term debt		35,443	59,577

Long-term debt, excluding current portion		1,393,323	1,386,557

Total capitalization		$2,508,925	$2,496,021

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars)
(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income	Interest	Total
Balance at December 31, 2009	$68,574	$642,786	$409,402	$(12,138)	$280	$560	$1,109,464
Net income	—	—	21,511	—	—	(2)	21,509
Unrealized holding gain on investments, net of income tax of $486	—	—	—	—	902	—	902
Reclassification adjustment for gain reported in net income, net of income tax of $716	—	—	—	—	(1,330)	—	(1,330)
Dividends paid	—	—	(19,818)	—	—	—	(19,818)
Sale of stock (187,268 shares)	90	2,817	—	168	—	—	3,075
Repurchase of stock (19,853 shares)	—	—	—	(344)	—	—	(344)
Equity compensation plan (172,788 shares)	86	(86)	—	—	—	—	—
Exercise of stock options (120,551 shares)	60	1,028	—	—	—	—	1,088
Stock-based compensation	—	946	—	—	—	—	946
Employee stock plan tax benefits	—	110	—	—	—	—	110

Balance at March 31, 2010	$68,810	$647,601	$411,095	$(12,314)	$(148)	$558	$1,115,602

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income attributable to common shareholders	$21,511	$18,371
Adjustments to reconcile net income attributable to common shareholders to net cash flows from operating activities:
Depreciation and amortization	29,372	29,142
Deferred income taxes	1,791	8,391
Provision for doubtful accounts	1,115	1,494
Stock-based compensation	946	729
Gain on sale of other assets	(1,929)	(133)
Net decrease in receivables, inventory and prepayments	3,625	6,298
Net increase (decrease) in payables, accrued interest, accrued taxes and other accrued liabilities	10,886	(1,414)
Other	(2,860)	(182)

Net cash flows from operating activities	64,457	62,696

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $1,541 and $625	(67,174)	(62,135)
Acquisitions of utility systems and other, net	(205)	(290)
Additions to funds restricted for construction activity	(980)	(29)
Release of funds previously restricted for construction activity	958	24,335
Net proceeds from the sale of other assets	3,031	246
Other	51	(758)

Net cash flows used in investing activities	(64,319)	(38,631)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	2,886	581
Repayments of customers’ advances	(4,290)	(473)
Net proceeds of short-term debt	36,981	3,817
Proceeds from long-term debt	31,334	303
Repayments of long-term debt	(48,881)	(1,920)
Change in cash overdraft position	(9,362)	(9,741)
Proceeds from issuing common stock	3,075	2,879
Proceeds from exercised stock options	1,088	800
Stock-based compensation windfall tax benefits	110	72
Repurchase of common stock	(344)	(300)
Dividends paid on common stock	(19,818)	(18,283)

Net cash flows used in financing activities	(7,221)	(22,265)

Net (decrease) increase in cash and cash equivalents	(7,083)	1,800
Cash and cash equivalents at beginning of period	21,869	14,944

Cash and cash equivalents at end of period	$14,786	$16,744

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 1 Basis of Presentation
The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at March 31, 2010, the consolidated statements of income and comprehensive income for the three months ended March 31, 2010 and 2009, the consolidated statements of cash flow for the three months ended March 31, 2010 and 2009, and the consolidated statement of equity for the three months ended March 31, 2010, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. In accordance with the preparation of the consolidated financial statements the Company evaluated subsequent events after the balance sheet date of March 31, 2010 through to the time the financial statements were filed with the Securities and Exchange Commission.
Note 2 Dispositions
The City of Fort Wayne, Indiana (“the City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries that the Company acquired in connection with the AquaSource acquisition in 2003. The Company challenged whether the City was following the correct legal procedures in connection with the City’s attempted condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of the Company’s utility system at a preliminary price based on the City’s valuation. The Company has filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of the northern portion of the Company’s system and the payment of $16,911 based on the City’s valuation of this portion of the system. In January 2008, the Company reached a settlement with the City to transition the northern portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically stated that the final valuation of the northern portion of the Company’s system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, the Company turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for the northern portion of the system to the City. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether the Company is entitled to a jury trial. Depending upon the outcome of the legal proceeding the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the utility system relinquished represents approximately 0.50% of the Company’s total assets.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 3 Fair Value of Financial Instruments
The carrying amount of current assets and liabilities that are considered financial instruments approximates their fair value as of the dates presented. The carrying amount and estimated fair value of the Company’s long-term debt are as follows:

	March 31,	December 31,
	2010	2009
Carrying Amount	$1,428,766	$1,446,134
Estimated Fair Value	1,371,098	1,315,954
The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The Company’s customers’ advances for construction and related tax deposits have a carrying value of $68,109 as of March 31, 2010, and $76,913 as of December 31, 2009. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. Portions of these non-interest bearing instruments are payable annually through 2024 and amounts not paid by the contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Three Months Ended
	March 31,
	2010	2009
Average common shares outstanding during the period for basic computation	136,509	135,406
Dilutive effect of employee stock options	291	470

Average common shares outstanding during the period for diluted computation	136,800	135,876

For the three months ended March 31, 2010 and 2009, employee stock options to purchase 3,136,875 and 1,561,609 shares of common stock, respectively, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods.
Note 5 Stock-based Compensation
Under the Company’s 2009 Omnibus Equity Compensation Plan (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The 2009 Plan authorizes 5,000,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2009 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the Plan to any one individual in any one year is 200,000. Awards under the 2009 Plan are made by a committee of the Board of Directors. At March 31, 2010, 4,344,675 shares underlying stock option and restricted stock awards were still available for grants under the 2009 Plan. No further grants may be made under the 2004 Plan.
Stock Options– During the three months ended March 31, 2010 and 2009, the Company recognized compensation costs associated with stock options as a component of operations and maintenance expense of $494 and $543, respectively. For the three months ended March 31, 2010 and 2009, the Company recognized income tax benefits associated with stock options in its income statement of $152 and $101, respectively. In addition, the Company capitalized compensation costs associated with stock options within property, plant and equipment of $0 and $73 during the three months ended March 31, 2010 and 2009, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model. The per share weighted-average fair value at the date of grant for stock options granted during the three months ended March 31, 2010 and 2009 was $3.49 and $4.37 per option, respectively. The following assumptions were used in the application of this valuation model:

	2010	2009
Expected term (years)	6.0	5.3
Risk-free interest rate	2.8%	2.2%
Expected volatility	26.7%	31.3%
Dividend yield	3.3%	3.0%
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
The following table summarizes stock option transactions for the three months ended March 31, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	3,895,329	$19.17
Granted	459,837	17.14
Forfeited	(4,472)	18.63
Expired	(13,327)	22.25
Exercised	(120,551)	9.03

Outstanding at end of period	4,216,816	$19.23	6.2	$4,223

Exercisable at end of period	3,184,694	$19.49	5.3	$4,026

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Restricted Stock– During the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense in the amounts of $452 and $186, respectively. The following table summarizes nonvested restricted stock transactions for the three months ended March 31, 2010:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	102,918	$19.73
Granted	172,788	17.07
Vested	(37,837)	21.41
Forfeited	—	—

Nonvested shares at end of period	237,869	$17.53

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

	Pension Benefits
	Three Months Ended
	March 31,
	2010	2009
Service cost	$1,172	$1,125
Interest cost	3,220	3,112
Expected return on plan assets	(2,796)	(2,317)
Amortization of transition asset	—	(46)
Amortization of prior service cost	35	35
Amortization of actuarial loss	1,030	1,202
Capitalized costs	(797)	(671)

Net periodic benefit cost	$1,864	$2,440

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2010	2009
Service cost	$305	$278
Interest cost	620	573
Expected return on plan assets	(462)	(422)
Amortization of transition obligation	26	26
Amortization of prior service cost	(67)	(70)
Amortization of actuarial loss	171	135
Amortization of regulatory asset	34	38
Capitalized costs	(121)	(92)

Net periodic benefit cost	$506	$466

The Company made cash contributions of $5,830 to its defined benefit pension plans during the first three months of 2010, and intends to make cash contributions of $5,733 to the plans during the remainder of 2010. In addition, the Company expects to make cash contributions of $1,494 for the funding of its other postretirement benefit plans during the remainder of 2010.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 7 Water and Wastewater Rates
During the first three months of 2010, the Company’s operating divisions in New York, North Carolina, and Ohio were granted base rate increases designed to increase total operating revenues on an annual basis by approximately $6,251.
On September 23, 2008, the Texas Commission on Environmental Quality (“TCEQ”) issued its final ruling with a unanimous decision approving the rate application that was filed in 2004 by the Company’s operating subsidiaries in Texas to increase rates, on an annualized basis, by $11,920 over a multi-year period beginning in 2004. The application sought to increase annual revenues in phases and was accompanied by a plan to defer and amortize a portion of the Company’s depreciation, operating and other tax expense over a similar multi-year period, such that the impact on operating income approximated the requested amount during the first years that the new rates were in effect. The Company commenced billing for the requested rates and implemented the deferral plan in 2004. As a result of the final order, the regulatory asset for the deferred operating costs and rate case expenses was set at $13,697. As of February 1, 2009, recovery of the regulatory assets for the deferred operating costs and rate case expenses began through two surcharge mechanisms. The final order was appealed to the TCEQ by two parties, and the TCEQ exercised its legal authority to take no action within the required period, therefore affirming the TCEQ’s approval decision. Thereafter, the appealing parties filed suit against the TCEQ in an effort to appeal the order. On April 15, 2010, a hearing on the appeal of TCEQ’s approval decision was held in the Travis County Texas District Court, which resulted in the TCEQ’s final order being upheld by the District Court Judge. The Travis County District Court Judge’s ruling is subject to appeal. The additional revenue billed and collected in connection with the case are subject to refund based on the outcome of any appeals. The revenue recognized and the expenses deferred by the Company reflect an estimate of the final outcome of the case. As of March 31, 2010, the Company has deferred $4,378 of operating costs and $1,099 of rate case expenses and recognized $49,881 of revenue. Based on the Company’s review of the present circumstances, no reserve is considered necessary for the revenue recognized to date.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 8 Taxes Other than Income Taxes
The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2010	2009

Property	$6,526	$6,163
Capital stock	866	605
Gross receipts, excise and franchise	2,220	1,952
Payroll	2,149	2,079
Other	1,099	791

Total taxes other than income	$12,860	$11,590

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 9 Segment Information
The Company has identified fifteen operating segments and has one reportable segment named the “Regulated” segment. The reportable segment is comprised of fourteen operating segments for the Company’s water and wastewater regulated utility companies which are organized by the states where we provide these services. In addition, one segment is not quantitatively significant to be reportable and is comprised of the businesses that provide on-site septic tank pumping, sludge hauling services and certain other non-regulated water and wastewater services. This segment is included as a component of “Other” in the tables below. Also included in “Other” are corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.
The following tables present the Company’s segment information:

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$158,006	$2,511	$160,517	$151,731	$2,756	$154,487
Operations and maintenance expense	66,058	1,543	67,601	65,627	1,362	66,989
Depreciation	26,605	(405)	26,200	26,781	(394)	26,387
Operating income	49,851	833	50,684	45,433	1,333	46,766
Interest expense, net of AFUDC	16,223	666	16,889	15,897	106	16,003
Gain (Loss) on sale of other assets	(117)	2,046	1,929	114	19	133
Income tax	13,844	369	14,213	12,267	258	12,525
Net income attributable to common shareholders	19,667	1,844	21,511	17,383	988	18,371
Capital expenditures	67,045	129	67,174	61,475	660	62,135

	March 31,	December 31,
	2010	2009
Total assets:
Regulated	$3,717,039	$3,689,689
Other and eliminations	61,448	72,908

Consolidated	$3,778,487	$3,762,597

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 10 Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board issued revised accounting guidance for variable interest entities, which replaces the quantitative approach for determining which reporting entity has a controlling financial interest in a variable interest entity with a qualitative approach that focuses on which reporting entity controls the most significant economic activities of the variable interest entity. The revised guidance is effective January 1, 2010. The Company adopted the revised guidance as required, and the adoption did not have an impact on the Company’s consolidated results of operations or consolidated financial position.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands of dollars, except per share amounts)
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our belief in our ability to renew our short-term lines of credit; the impact and the actions we may need to take if we are unable to obtain sufficient capital; the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained elsewhere in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,”“intends,” “will,” “continue” or the negative of such terms or similar expressions. These statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside our control. Actual results may differ materially from such statements for a number of reasons, including the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, changes to the capital markets, and our ability to assimilate acquired operations. In addition to these uncertainties or factors, our future results may be affected by the factors and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.
General Information
Nature of Operations - Aqua America, Inc. (“we” or “us”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 3 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, New York, Florida, Indiana, Virginia, Maine, Missouri, South Carolina, and Georgia. Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, which are located in the suburban areas in counties north and west of the City of Philadelphia and in 25 other counties in Pennsylvania. Our other subsidiaries provide similar services in 13 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories as well as sludge hauling, septage and grease services and backflow prevention services.
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

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Financial Condition
During the first three months of 2010, we had $67,174 of capital expenditures, repaid debt and made sinking fund contributions and other loan repayments, net of long-term debt proceeds of $17,547, and repaid $4,290 of customer advances for construction. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.
At March 31, 2010, we had $14,786 of cash and cash equivalents compared to $21,869 at December 31, 2009. During the first three months of 2010, we used the proceeds from internally generated funds, the issuance of common stock, the sale of other assets, and available working capital to fund the cash requirements discussed above and to pay dividends.
At March 31, 2010, our $95,000 unsecured revolving credit facility, which expires in May 2012, had $12,257 available for borrowing. At March 31, 2010, we had short-term lines of credit of $137,000, of which $72,532 was available. One of our short-term lines of credit is an Aqua Pennsylvania $70,000 364-day unsecured revolving credit facility with two banks, which is used to provide working capital.
Our short-term lines of credit of $137,000 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be. The United States credit and liquidity crisis that started in 2008 which caused substantial volatility in capital markets, including credit markets and the banking industry, has increased the cost and significantly reduced the availability of credit from financing sources, which may continue or worsen in the future. If in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would have to seek alternative financing sources, although there can be no assurance that these alternative financing sources would be available on terms acceptable to us. In the event we are not able to obtain sufficient capital, we may need to reduce our capital expenditures and our ability to pursue acquisitions that we may rely on for future growth could be impaired.
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

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Results of Operations
Analysis of First Quarter of 2010 Compared to First Quarter of 2009
Revenues for the quarter increased $6,030 or 3.9% primarily due to additional revenues associated with increased water and wastewater rates of $4,750, additional revenues associated with increased infrastructure rehabilitation surcharges of $3,626, and additional water and wastewater revenues of $640 associated with a larger customer base due to acquisitions, offset partially by decreased water consumption as compared to the first quarter of 2009, and the loss of utility revenues of $126 associated with utility systems sold.
Operations and maintenance expenses increased by $612 or 0.9% primarily due to additional expenses resulting from the write-off of previously deferred regulatory expenses of $1,011, increases in fuel costs for our service vehicles of $246, increases in operating costs associated with acquisitions of $230, increased insurance and claims expense of $151, and normal increases in other operating costs. Offsetting these increases were decreased water production costs of $721, and decreased bad debt expense of $379. The decreased water production costs, principally power and chemicals, were associated with a decrease in water consumption.
Depreciation expense decreased $187 or 0.7% due to the effect of the additional expense of $2,037 recognized in the first quarter of 2009 resulting from a rate case adjustment related to our rate filing in North Carolina, offset by the utility plant placed in service since March 31, 2009.
Amortization increased $417 due to additional expense of $577 resulting from recovery of our costs associated with our rate filing in Texas, and the amortization of the costs associated with, and other costs being recovered in, various rate filings, offset by the effect of the additional expense recognized in the first quarter of 2009 of $394 resulting from a rate case adjustment related to our rate filing in North Carolina.
Taxes other than income taxes increased by $1,270 or 11.0% primarily due to an increase in property taxes, an increase in recoverable expenses associated with a recent rate award, an increase in gross receipts, excise and franchise taxes, and an increase in capital stock taxes for our operating subsidiary in Pennsylvania.
Interest expense increased by $1,802 or 10.8% primarily due to additional borrowings to finance capital projects, offset partially by decreased interest rates on long-term debt.
Allowance for funds used during construction (“AFUDC”) increased by $916 primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, and an increase in short-term interest rates, which are a component of the applied AFUDC rate.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Gain on sale of other assets totaled $1,929 in the first quarter of 2010 and $133 in the first quarter of 2009. The increase of $1,796 is principally due to a gain on the sale of an investment in the first quarter of 2010.
Our effective income tax rate was 39.8% in the first quarter of 2010 and 40.5% in the first quarter of 2009. The effective income tax rate decreased due to an increase in a tax credit for qualified domestic production activities in the first quarter of 2010 versus the same period in 2009.
Net income attributable to common shareholders for the quarter increased by $3,140 or 17.1%, in comparison to the same period in 2009 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.02 reflecting the change in net income attributable to common shareholders and a 0.7% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan, equity compensation plan, and employee stock purchase plan, and the additional shares issued in August 2009 in connection with an acquisition.
Impact of Recent Accounting Pronouncements
We describe the impact of recent accounting pronouncements in Note 10, Recent Accounting Pronouncements, of the consolidated financial statements.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. There have been no significant changes in our exposure to market risks since December 31, 2009. Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information.

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
In 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality (“TCEQ”) to increase rates over a multi-year period. On September 23, 2008, the TCEQ issued its final ruling with a unanimous decision approving this rate application. The final order had been appealed to the TCEQ by two parties, and the TCEQ has exercised its legal authority to take no action within the required period, therefore, affirming the TCEQ’s approval decision. Thereafter, the appealing parties filed suit against the TCEQ in the Travis County District Court in an effort to appeal the order. On April 15, 2010, the Travis County District Court Judge upheld the TCEQ’s final order, and this ruling is subject to appeal. In accordance with authorization from the TCEQ in 2004, our subsidiaries commenced billing for the requested rates and deferred recognition of certain expenses for financial statement purposes. In the event the TCEQ’s final order is overturned on appeal, completely or in part, we could be required to refund some or all of the revenue billed to-date, and write-off some or all of the regulatory asset for the expense deferral. For more information, see the description under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009, and refer to Note 7, Water and Wastewater Rates, to the Consolidated Financial Statements of Aqua America, Inc. and subsidiaries in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

AQUA AMERICA, INC. AND SUBSIDIARIES
Two homeowners’ associations comprised of approximately 180 homes located next to a wastewater plant owned by one of the Company’s subsidiaries in Indiana claim that the subsidiary’s prior management, before our acquisition of the subsidiary in 2003, allegedly entered into an agreement to cease the majority of operations at the wastewater plant and to remove most of the facilities located at the plant site by April 2009. The plant treats approximately 75% of wastewater flow from the subsidiary’s 12,000 customers in the area. The Company filed a formal request for review of the purported agreement with the Indiana Utility Regulatory Commission (IURC). In September 2009, the homeowners’ associations filed suit in Allen County, Indiana Superior Court claiming breach of contract, breach of warranty, fraud, unjust enrichment, promissory estoppel and constructive fraud. If the purported agreement is ultimately determined to be valid, the subsidiary may be subject to liability to the homeowners for failure to remove the plant and/or, if the agreement is enforced, the subsidiary may be required to expand another existing plant or construct a new plant elsewhere and close and remove the existing plant. The scope of any such possible expansion or construction is difficult to determine at this time, but the construction costs for new wastewater treatment plants are estimated at anywhere from $9 to $12 per gallon of flow per day. The current plant is treating an average flow of approximately 2.3 million gallons per day. The book value of the current plant is $5,000,000. On April 26, 2010, the Company and the homeowners’ associations submitted to the IURC a settlement agreement to settle the dispute. The settlement agreement includes the payment of $2,600,000 to the homeowners’ associations, certain conditions for future plant improvements, which should not materially interfere with the operation of the plant, and the transfer of a parcel of land to the homeowners’ associations for which the Company will receive a $50,000 credit to the settlement amount. The settlement agreement is subject to approval by the membership of the homeowners’ associations and the IURC by final non-appealable order. This matter would not be covered by any of the Company’s insurance policies.

AQUA AMERICA, INC. AND SUBSIDIARIES
There are no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of their properties is the subject that are material or are expected to have a material effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Form 10-K”) under “Part 1, Item 1A – Risk Factors.” The risks described in our Form 10-K are not the only risks facing the Company. Additional risks that we do not presently know or that we currently believe are immaterial could also impair our business, financial position, or future results and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Aqua America’s purchases of its common stock for the quarter ended March 31, 2010:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

January 1 - 31, 2010	—	$—	—	548,278
February 1 - 28, 2010	19,853	$17.31	—	548,278
March 1 - 31, 2010	—	$—	—	548,278

Total	19,853	$17.31	—	548,278

(1)	These amounts consist of the following: (a) shares we purchased from employees who elected to have us withhold shares to pay certain withholding taxes upon the vesting of restricted stock awards granted to such employees; and (b) shares we purchased from employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. These features of our equity compensation plans are available to all employees who receive stock-based compensation under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the restricted stock award or on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

May 7, 2010
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