Form 10-Q
period 2010-06-30
AQUA AMERICA INC
filed 2010-08-06
CIK 78128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to _________________

Commission File Number 1-6659

AQUA AMERICA, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1702594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

762 W. Lancaster Avenue, Bryn Mawr, Pennsylvania	19010-3489
(Address of principal executive offices)	(Zip Code)

(610) 527-8000
(Registrant's telephone number, including area code)

(Former Name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12(b)-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 23, 2010:  137,258,091

TABLE OF CONTENTS

AQUA AMERICA, INC. AND SUBSIDIARIES

Part 1 – Financial Information
Item 1.	Financial Statements

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	June 30,	December 31,
Assets	2010	2009
Property, plant and equipment, at cost	$4,308,360	$4,141,690
Less: accumulated depreciation	967,167	914,396
Net property, plant and equipment	3,341,193	3,227,294
Current assets:
Cash and cash equivalents	13,112	21,869
Accounts receivable and unbilled revenues, net	85,597	78,742
Inventory, materials and supplies	9,916	9,519
Prepayments and other current assets	10,538	11,441
Total current assets	119,163	121,571

Regulatory assets	221,440	226,351
Deferred charges and other assets, net	60,748	59,468
Funds restricted for construction activity	81,634	84,830
Goodwill	43,201	43,083
	$3,867,379	$3,762,597
Liabilities and Equity
Aqua America stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 137,846,662 and 137,148,749 in 2010 and 2009	$68,923	$68,574
Capital in excess of par value	651,985	642,786
Retained earnings	421,090	409,402
Treasury stock, at cost, 674,570 and 662,410 shares in 2010 and 2009	(12,327)	(12,138)
Accumulated other comprehensive income (loss)	(148)	280
Total Aqua America stockholders' equity	1,129,523	1,108,904

Noncontrolling interest	559	560

Total equity	1,130,082	1,109,464

Long-term debt, excluding current portion	1,461,606	1,386,557
Commitments and contingencies	-	-

Current liabilities:
Current portion of long-term debt	35,226	59,577
Loans payable	51,433	27,487
Accounts payable	49,700	57,862
Accrued interest	17,740	16,265
Accrued taxes	18,481	18,813
Other accrued liabilities	26,001	21,003
Total current liabilities	198,581	201,007

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	414,357	408,583
Customers' advances for construction	68,995	76,913
Regulatory liabilities	30,829	28,812
Other	111,668	114,490
Total deferred credits and other liabilities	625,849	628,798

Contributions in aid of construction	451,261	436,771
	$3,867,379	$3,762,597

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009

Operating revenues	$338,961	$321,820

Operating expenses:
Operations and maintenance	136,911	135,538
Depreciation	53,002	51,359
Amortization	6,486	5,819
Taxes other than income taxes	25,803	23,474
	222,202	216,190

Operating income	116,759	105,630

Other expense (income):
Interest expense, net	36,934	33,437
Allowance for funds used during construction	(3,002)	(1,193)
Gain on sale of other assets	(2,039)	(213)
Income before income taxes	84,866	73,599
Provision for income taxes	33,500	29,375
Net income attributable to common shareholders	$51,366	$44,224

Net income attributable to common shareholders	$51,366	$44,224
Other comprehensive income, net of tax:
Unrealized holding gain on investments	902	269
Reclassification adjustment for (gains) losses reported in net income	(1,330)	5
Comprehensive income	$50,938	$44,498

Net income per common share:
Basic	$0.38	$0.33
Diluted	$0.38	$0.33

Average common shares outstanding during the period:
Basic	136,647	135,519
Diluted	136,960	135,880

Cash dividends declared per common share	$0.290	$0.270

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended
	June 30,
	2010	2009

Operating revenues	$178,444	$167,333

Operating expenses:
Operations and maintenance	69,310	68,549
Depreciation	26,802	24,972
Amortization	3,314	3,064
Taxes other than income taxes	12,943	11,884
	112,369	108,469

Operating income	66,075	58,864

Other expense (income):
Interest expense, net	18,504	16,809
Allowance for funds used during construction	(1,461)	(568)
Gain on sale of other assets	(110)	(80)
Income before income taxes	49,142	42,703
Provision for income taxes	19,287	16,850
Net income attributable to common shareholders	$29,855	$25,853

Net income attributable to common shareholders	$29,855	$25,853
Other comprehensive income, net of tax:
Unrealized holding gain on investments	0	232
Reclassification adjustment for losses reported in net income	0	5
Comprehensive income	$29,855	$26,090

Net income per common share:
Basic	$0.22	$0.19
Diluted	$0.22	$0.19

Average common shares outstanding during the period:
Basic	136,785	135,631
Diluted	137,012	135,939

Cash dividends declared per common share	$0.145	$0.135

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	June 30,	December 31,
	2010	2009
Aqua America stockholders' equity:
Common stock, $.50 par value	$68,923	$68,574
Capital in excess of par value	651,985	642,786
Retained earnings	421,090	409,402
Treasury stock, at cost	(12,327)	(12,138)
Accumulated other comprehensive income	(148)	280
Total Aqua America stockholders' equity	1,129,523	1,108,904

Noncontrolling interest	559	560

Total equity	1,130,082	1,109,464

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):

Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2012 to 2034	6,587	6,868
1.00% to 1.99%	2011 to 2035	21,559	21,917
2.00% to 2.99%	2019 to 2029	14,195	12,935
3.00% to 3.99%	2010 to 2025	27,014	28,455
4.00% to 4.99%	2020 to 2041	270,634	271,346
5.00% to 5.99%	2011 to 2043	384,533	384,694
6.00% to 6.99%	2011 to 2036	121,582	121,876
7.00% to 7.99%	2012 to 2025	30,704	31,236
8.00% to 8.99%	2021 to 2025	34,404	34,543
9.00% to 9.99%	2011 to 2026	49,488	69,983
10.40%	2018	6,000	6,000
		966,700	989,853

Notes payable to bank under revolving credit agreement, variable rate, due May 2012	68,000	64,149
Unsecured notes payable:
Notes ranging from 4.62% to 4.87%, due 2010 through 2024	220,000	185,000
Notes ranging from 5.01% to 5.95%, due 2014 through 2037	242,132	207,132
	1,496,832	1,446,134
Current portion of long-term debt	35,226	59,577
Long-term debt, excluding current portion	1,461,606	1,386,557
Total capitalization	$2,591,688	$2,496,021

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars)
(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income (Loss)	Interest	Total
Balance at December 31, 2009	$68,574	$642,786	$409,402	$(12,138)	$280	$560	$1,109,464
Net income	0	0	51,366	0	0	(1)	51,365
Unrealized holding gain on investments, net of income tax of $486	0	0	0	0	902	0	902
Reclassification adjustment for gain reported in net income, net of income tax of $716	0	0	0	0	(1,330)	0	(1,330)
Dividends paid	0	0	(39,678)	0	0	0	(39,678)
Sale of stock (377,668 shares)	180	5,670	0	338	0	0	6,188
Repurchase of stock (30,033 shares)	0	0	0	(527)	0	0	(527)
Equity compensation plan (190,838 shares)	95	(95)	0	0	0	0	0
Exercise of stock options (147,280 shares)	74	1,337	0	0	0	0	1,411
Stock-based compensation	0	2,157	0	0	0	0	2,157
Employee stock plan tax benefits	0	130	0	0	0	0	130
Balance at June 30, 2010	$68,923	$651,985	$421,090	$(12,327)	$(148)	$559	$1,130,082

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands of dollars)
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income attributable to common shareholders	$51,366	$44,224
Adjustments to reconcile net income attributable to common shareholders to net cash flows from operating activities:
Depreciation and amortization	59,488	57,178
Deferred income taxes	4,495	18,218
Provision for doubtful accounts	2,233	3,116
Stock-based compensation	2,159	1,830
Gain on sale of utility system	0	(1,009)
Gain on sale of other assets	(2,039)	(213)
Net increase in receivables, inventory and prepayments	(8,019)	(3,758)
Net decrease in payables, accrued interest, accrued taxes and other accrued liabilities	(6,684)	(12,116)
Other	(3,233)	(921)
Net cash flows from operating activities	99,766	106,549
Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $3,002 and $1,193	(140,767)	(117,134)
Acquisitions of utility systems and other, net	(1,621)	(1,170)
Additions to funds restricted for construction activity	(1,020)	(4,901)
Release of funds previously restricted for construction activity	4,216	33,299
Net proceeds from the sale of utility system and other assets	3,297	1,937
Other	(4,633)	(768)
Net cash flows used in investing activities	(140,528)	(88,737)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	4,243	2,524
Repayments of customers' advances	(4,818)	(1,306)
Net proceeds of short-term debt	23,946	16,489
Proceeds from long-term debt	101,329	3,705
Repayments of long-term debt	(50,897)	(3,650)
Change in cash overdraft position	(9,309)	(7,328)
Proceeds from issuing common stock	6,188	5,896
Proceeds from exercised stock options	1,411	1,540
Stock-based compensation windfall tax benefits	117	92
Repurchase of common stock	(527)	(300)
Dividends paid on common stock	(39,678)	(36,596)
Net cash flows from (used) in financing activities	32,005	(18,934)

Net decrease in cash and cash equivalents	(8,757)	(1,122)
Cash and cash equivalents at beginning of period	21,869	14,944
Cash and cash equivalents at end of period	$13,112	$13,822

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Note 1	Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at June 30, 2010, the consolidated statements of income and comprehensive income for the six and three months ended June 30, 2010 and 2009, the consolidated statements of cash flow for the six months ended June 30, 2010 and 2009, and the consolidated statement of equity for the six months ended June 30, 2010, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented.  Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.  The December 31, 2009 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2009 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

Note 2	Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Segment	Other	Consolidated

Balance at December 31, 2009	$38,962	$4,121	$43,083
Goodwill acquired during year	28	0	28
Other	90	0	90
Balance at June 30, 2010	$39,080	$4,121	$43,201

Note 3	Dispositions

The City of Fort Wayne, Indiana (“the City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries that the Company acquired in connection with the AquaSource acquisition in 2003. The Company challenged whether the City was following the correct legal procedures in connection with the City’s attempted condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of the Company’s utility system at a preliminary price based on the City’s valuation. The Company has filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of the northern portion of the Company’s system and the payment of $16,911 based on the City’s valuation of this portion of the system. In January 2008, the Company reached a settlement with the City to transition the northern portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically stated that the final valuation of the northern portion of the Company’s system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, the Company turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for the northern portion of the system to the City. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets.  The net book value of the assets relinquished has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet.  Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement.  On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether the Company is entitled to a jury trial. Depending upon the outcome of the legal proceeding, the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the utility system relinquished represents approximately 0.50% of the Company’s total assets.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Note 4	Long-term Debt and Loans Payable

In June 2010, the Company issued $70,000 of senior unsecured notes, of which $15,000 is due in 2021, $20,000 in 2024, and $35,000 in 2028 with interest rates of 4.62%, 4.83%, and 5.22%.

Note 5	Fair Value of Financial Instruments

The carrying amount of current assets and liabilities that are considered financial instruments approximates their fair value as of the dates presented.  The carrying amount and estimated fair value of the Company’s long-term debt are as follows:

	June 30,	December 31,
	2010	2009
Carrying Amount	$1,496,832	$1,446,134
Estimated Fair Value	1,500,690	1,315,954

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration.  The Company’s customers’ advances for construction and related tax deposits have a carrying value of $68,529 as of June 30, 2010, and $76,913 as of December 31, 2009. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases.  Portions of these non-interest bearing instruments are payable annually through 2025 and amounts not paid by the contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Average common shares outstanding during the period for basic computation	136,647	135,519	136,785	135,631
Dilutive effect of employee stock options	313	361	227	308
Average common shares outstanding during the period for diluted computation	136,960	135,880	137,012	135,939

For the six and three months ended June 30, 2010, employee stock options to purchase 2,665,445 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods.  For the six and three months ended June 30, 2009, employee stock options to purchase 2,144,059 and 2,720,294 shares of common stock, respectively, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods.

Note 7	Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  The 2009 Plan authorizes 5,000,000 shares for issuance under the plan.  A maximum of 50% of the shares available for issuance under the 2009 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the Plan to any one individual in any one year is 200,000.  Awards under the 2009 Plan are made by a committee of the Board of Directors.  At June 30, 2010, 4,328,625 shares underlying stock option and restricted stock awards were still available for grants under the 2009 Plan.  No further grants may be made under the 2004 Plan.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Stock Options– During the six months ended June 30, 2010 and 2009, the Company recognized compensation costs associated with stock options as a component of operations and maintenance expense of $1,013 and $1,201, respectively.  During the three months ended June 30, 2010 and 2009, the Company recognized compensation costs associated with stock options as a component of operations and maintenance expense of $519 and $658, respectively.  For the six months ended June 30, 2010 and 2009, the Company recognized income tax benefits associated with stock options in its income statement of $301 and $235, respectively.  For the three months ended June 30, 2010 and 2009, the Company recognized income tax benefits associated with stock options in its income statement of $149 and $134, respectively.  In addition, the Company capitalized compensation costs associated with stock options within property, plant and equipment of $0 and $73 during the six and three months ended June 30, 2010 and 2009, respectively.

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model.  The per share weighted-average fair value at the date of grant for stock options granted during the six months ended June 30, 2010 and 2009 was $3.49 and $4.37 per option, respectively.  There were no stock options granted during the three months ended June 30, 2010 and 2009.  The following assumptions were used in the application of this valuation model:

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

The following table summarizes stock option transactions for the six months ended June 30, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	3,895,329	$19.17
Granted	459,837	17.14
Forfeited	(10,835)	18.83
Expired	(22,357)	21.93
Exercised	(147,280)	9.58
Outstanding at end of period	4,174,694	$19.27	6.0	$4,241

Exercisable at end of period	3,152,340	$19.55	5.1	$3,996

Restricted Stock– During the six months ended June 30, 2010 and 2009, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense in the amounts of $1,144 and $629, respectively.  During the three months ended June 30, 2010 and 2009, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense in the amounts of $692 and $443, respectively.  The following table summarizes nonvested restricted stock transactions for the six months ended June 30, 2010:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	102,918	$19.73
Granted	191,288	17.10
Vested	(53,837)	20.23
Forfeited	(450)	17.23
Nonvested shares at end of period	239,919	$17.53

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

	Pension Benefits
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$2,344	$2,174	$1,172	$1,050
Interest cost	6,440	6,263	3,220	3,150
Expected return on plan assets	(5,592)	(4,658)	(2,796)	(2,341)
Amortization of transition asset	0	(91)	0	(45)
Amortization of prior service cost	70	76	35	41
Amortization of actuarial loss	2,060	2,576	1,030	1,374
Capitalized costs	(1,685)	(1,320)	(888)	(649)
Settlement charge	884	641	884	641
Net periodic benefit cost	$4,521	$5,661	$2,657	$3,221

	Other
	Postretirement Benefits
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$610	$541	$305	$262
Interest cost	1,240	1,144	620	571
Expected return on plan assets	(924)	(845)	(462)	(423)
Amortization of transition obligation	52	52	26	26
Amortization of prior service cost	(134)	(140)	(67)	(70)
Amortization of actuarial loss	342	294	171	159
Amortization of regulatory asset	68	68	34	30
Capitalized costs	(250)	(180)	(129)	(88)
Net periodic benefit cost	$1,004	$934	$498	$467

The Company made cash contributions of $8,863 to its defined benefit pension plans during the first six months of 2010, and intends to make cash contributions of $4,143 to the plans during the remainder of 2010.  In addition, the Company made cash contributions of $191 and expects to make cash contributions of $1,494 for the funding of its other postretirement benefit plans during the remainder of 2010.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Note 9	Water and Wastewater Rates

On June 17, 2010, the Pennsylvania Public Utility Commission granted the Company’s operating subsidiary in Pennsylvania a water rate increase designed to increase total operating revenues by $23,600, on an annualized basis.  The rates in effect at the time of the filing included $24,256 in Distribution System Improvement Charges (“DSIC”) or 7.5% above prior base rates.  Consequently, the total base rates increased by $47,856, and the DSIC was reset to zero.

During the first six months of 2010, the Company’s operating divisions in New York, New Jersey, North Carolina, Ohio, Missouri, and Indiana were granted base rate increases designed to increase total operating revenues on an annual basis by approximately $10,985.

On September 23, 2008, the Texas Commission on Environmental Quality (“TCEQ”) issued its final ruling with a unanimous decision approving the rate application that was filed in 2004 by the Company’s operating subsidiaries in Texas to increase rates, on an annualized basis, by $11,920 over a multi-year period beginning in 2004.  The application sought to increase annual revenues in phases and was accompanied by a plan to defer and amortize a portion of the Company’s depreciation, operating and other tax expense over a similar multi-year period, such that the impact on operating income approximated the requested amount during the first years that the new rates were in effect.  The Company commenced billing for the requested rates and implemented the deferral plan in 2004.  As a result of the final order, the regulatory asset for the deferred operating costs and rate case expenses was set at $13,697.  As of February 1, 2009, recovery of the regulatory assets for the deferred operating costs and rate case expenses began through two surcharge mechanisms. The final order was appealed to the TCEQ by two parties, and the TCEQ exercised its legal authority to take no action within the required period, therefore affirming the TCEQ’s approval decision.  Thereafter, the appealing parties filed suit against the TCEQ in an effort to appeal the order.  On April 15, 2010, a hearing on the appeal of TCEQ’s approval decision was held in the Travis County Texas District Court, which resulted in the TCEQ’s final order being upheld by the District Court Judge.  The Travis County District Court Judge’s ruling is no longer subject to appeal.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

Note 10	Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Property	$13,039	$12,518	$6,513	$6,355
Capital stock	1,791	1,246	924	641
Gross receipts, excise and franchise	4,680	4,206	2,459	2,254
Payroll	3,748	3,731	1,600	1,652
Other	2,545	1,773	1,447	982
Total taxes other than income	$25,803	$23,474	$12,943	$11,884

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

The following tables present the Company’s segment information:

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$175,593	$2,851	$178,444	$164,308	$3,025	$167,333
Operations and maintenance expense	66,523	2,787	69,310	65,643	2,906	68,549
Depreciation	27,179	(377)	26,802	25,355	(383)	24,972
Operating income	66,038	37	66,075	58,755	109	58,864
Interest expense, net of AFUDC	16,342	701	17,043	16,155	86	16,241
Income tax	20,009	(722)	19,287	17,061	(211)	16,850
Net income attributable to common shareholders	29,797	58	29,855	25,626	227	25,853

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$333,599	$5,362	$338,961	$316,039	$5,781	$321,820
Operations and maintenance expense	132,581	4,330	136,911	131,270	4,268	135,538
Depreciation	53,784	(782)	53,002	52,136	(777)	51,359
Operating income	115,889	870	116,759	104,188	1,442	105,630
Interest expense, net of AFUDC	32,565	1,367	33,932	32,052	192	32,244
Gain (Loss) on sale of other assets	(7)	2,046	2,039	201	12	213
Income tax	33,853	(353)	33,500	29,328	47	29,375
Net income attributable to common shareholders	49,464	1,902	51,366	43,009	1,215	44,224
Capital expenditures	140,500	267	140,767	116,364	770	117,134

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	June 30,	December 31,
	2010	2009
Total assets:
Regulated	$3,794,835	$3,689,689
Other and eliminations	72,544	72,908
Consolidated	$3,867,379	$3,762,597

Note 12	Recent Accounting Pronouncements

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

Note 13	Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of June 30, 2010, the aggregate amount of $12,863 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Further, Aqua America has insurance coverage for certain of these loss contingencies, and as of June 30, 2010, estimates that approximately $1,619 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands of dollars, except per share amounts)

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address, among other things: our belief in our ability to renew our short-term lines of credit; the impact and the actions we may need to take if we are unable to obtain sufficient capital; the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,”“intends,” “will,” “continue” or the negative of such terms or similar expressions.  Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, among others: the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, changes to the capital markets, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such report.  As a result, readers are cautioned not to place undue reliance on any forward-looking statements.  We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Financial Condition

During the first six months of 2010, we had $140,767 of capital expenditures, issued $101,329 of long-term debt, repaid debt and made sinking fund contributions and other loan repayments of $50,897, and repaid $4,818 of customer advances for construction.  The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.  The issuance of $101,329 of long-term debt was comprised principally of the proceeds received from the June 2010 issuance of senior unsecured notes payable of $70,000, and the funds borrowed under our revolving credit facility of $30,000.

At June 30, 2010, we had $13,112 of cash and cash equivalents compared to $21,869 at December 31, 2009.  During the first six months of 2010, we used the proceeds from internally generated funds, the issuance of long-term debt, the issuance of common stock, the sale of other assets, and available working capital to fund the cash requirements discussed above and to pay dividends.

At June 30, 2010, our $95,000 unsecured revolving credit facility, which expires in May 2012, had $11,521 available for borrowing.  At June 30, 2010, we had short-term lines of credit of $137,000, of which $85,567 was available.  One of our short-term lines of credit is an Aqua Pennsylvania $70,000 364-day unsecured revolving credit facility with two banks, which is used to provide working capital.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
 (In thousands of dollars, except per share amounts)

The Company’s consolidated balance sheet historically has had a negative working capital position whereby routinely our current liabilities exceed our current assets.  Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements for the remainder of the year and the reasonably foreseeable future.

Results of Operations

Analysis of First Six Months of 2010 Compared to First Six Months of 2009

Revenues increased $17,141 or 5.3% primarily due to additional revenues associated with increased water and wastewater rates of $7,879, additional revenues associated with increased infrastructure rehabilitation surcharges of $6,210, increased water consumption as compared to the first six months of 2009, and additional wastewater and water revenues of $1,303 associated with a larger customer base due to acquisitions. The increase in customer water consumption is largely due to favorable weather conditions in our service territories during May and June 2010 that increased water usage.

Operations and maintenance expenses increased by $1,373 or 1.0% primarily due to additional expenses resulting from the first quarter write-off of previously deferred regulatory expenses of $1,011, the absence of the June 2009 gain on sale of a utility system of $1,009, which had the effect of reducing operations and maintenance expense in 2009, a write-off of capitalized costs of $715, increases in operating costs associated with acquisitions of $612, increases in fuel costs for our service vehicles of $484, and normal increases in other operating costs. Offsetting these increases were decreases in water production costs of $1,167, decreased bad debt expense of $883, and reduced expenses of $158 associated with the dispositions of utility systems. The decreased water production costs, principally chemicals, was associated with vendor price decreases.

Depreciation expense increased $1,643 or 3.2% due to the utility plant placed in service since June 30, 2009, offset by the effect of the additional expense of $2,037 recognized in the first quarter of 2009 resulting from a rate case adjustment related to our rate filing in North Carolina.

Amortization increased $667 primarily due to additional amortization of $579 resulting from the recovery through a surcharge of our costs associated with our rate filing in Texas and the amortization of the costs associated with, and other costs being recovered in, various rate filings, offset by the effect of the additional amortization recognized in the first quarter of 2009 of $394 resulting from a rate case adjustment related to our rate filing in North Carolina.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)

Taxes other than income taxes increased by $2,329 or 9.9% primarily due to an increase in recoverable expenses associated with a recent rate award, an increase in capital stock taxes for our operating subsidiary in Pennsylvania, an increase in property taxes, and an increase in gross receipts, excise and franchise taxes.

Interest expense increased by $3,497 or 10.5% primarily due to an increase in borrowings to finance capital projects, offset partially by decreased interest rates on long-term debt.

Allowance for funds used during construction (“AFUDC”) increased by $1,809 primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, and an increase in short-term interest rates, which are a component of the applied AFUDC rate.

Gain on sale of other assets totaled $2,039 during the first half of 2010 and $213 in the first half of 2009.  The increase of $1,826 is due to a gain on the sale of an investment in the first quarter of 2010.

Our effective income tax rate was 39.5% in the first half of 2010 and 39.9% in the first half of 2009. The effective income tax rate decreased due to an increase in a tax credit for qualified domestic production activities in the first six months of 2010 versus the same period in 2009.

Net income attributable to common shareholders increased by $7,142 or 16.1%, in comparison to the same period in 2009 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.05 reflecting the change in net income attributable to common shareholders and a 0.8% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan, equity compensation plan, employee stock purchase plan, and the additional shares issued in August 2009 in connection with an acquisition.

Results of Operations

Analysis of Second Quarter of 2010 Compared to Second Quarter of 2009

Revenues increased $11,111 or 6.6% primarily due to additional revenues associated with increased water consumption as compared to the second quarter of 2009, increased water and wastewater rates of $3,129, additional revenues associated with increased infrastructure rehabilitation surcharges of $2,584, and additional water and wastewater revenues of $663 associated with a larger customer base due to acquisitions.  The increase in customer water consumption is largely due to favorable weather conditions in our service territories during the second quarter of 2010 that increased water usage.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)

Operations and maintenance expenses increased by $761 or 1.1% primarily due to the absence of the June 2009 gain on sale of a utility system of $1,009, which had the effect of reducing operations and maintenance expense in 2009, a write-off of capitalized costs of $715, increases in operating costs associated with acquisitions of $344, increases in fuel costs for our service vehicles of $235, and normal increases in other operating costs.  Offsetting these increases were decreased bad debt expense of $504, decreased water production costs of $446, and reduced expenses of $100 associated with the dispositions of utility systems.  The decreased water production costs, principally chemicals, was associated with vendor price decreases.

Depreciation expense increased $1,830 or 7.3% due to the utility plant placed in service since June 30, 2009.

Amortization increased $250 due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $1,059 or 8.9% primarily due to an increase in recoverable expenses associated with a recent rate award, an increase in capital stock taxes for our operating subsidiary in Pennsylvania, an increase in gross receipts, excise and franchise taxes, and an increase in property taxes.

Interest expense increased by $1,695 or 10.1% primarily due to additional borrowings to finance capital projects, offset partially by decreased interest rates on long-term debt.

Allowance for funds used during construction (“AFUDC”) increased by $893 primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, and an increase in short-term interest rates, which are a component of the applied AFUDC rate.

Gain on sale of other assets totaled $110 in the second quarter of 2010 and $80 in the second quarter of 2009.  The increase of $30 is principally due to the timing of sales of land and other property.

Our effective income tax rate was 39.2% in the second quarter of 2010 and 39.5% in the second quarter of 2009.  The effective income tax rate decreased due to an increase in a tax credit for qualified domestic production activities in the second quarter of 2010 versus the same period in 2009.

Net income attributable to common shareholders increased by $4,002 or 15.5%, in comparison to the same period in 2009 primarily as a result of the factors described above.  On a diluted per share basis, earnings increased $0.03 reflecting the change in net income attributable to common shareholders and a 0.8% increase in the average number of common shares outstanding.  The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan, equity compensation plan, and employee stock purchase plan, and the additional shares issued in August 2009 in connection with an acquisition.

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

In 2004, our subsidiaries in Texas filed an application with the Texas Commission on Environmental Quality (“TCEQ”) to increase rates over a multi-year period. On September 23, 2008, the TCEQ issued its final ruling with a unanimous decision approving this rate application. The final order had been appealed to the TCEQ by two parties, and the TCEQ has exercised its legal authority to take no action within the required period, therefore, affirming the TCEQ’s approval decision. Thereafter, the appealing parties filed suit against the TCEQ in the Travis County District Court in an effort to appeal the order. On April 15, 2010, the Travis County District Court Judge upheld the TCEQ’s final order, and this ruling is no longer subject to appeal.  For more information, see the description under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009, and refer to Note 9, Water and Wastewater Rates, to the Consolidated Financial Statements of Aqua America, Inc. and subsidiaries in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

AQUA AMERICA, INC. AND SUBSIDIARIES

The City of Fort Wayne, Indiana (“the City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana. We challenged whether the City was following the correct legal procedures in connection with the City’s condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of our utility system at a preliminary price based on the City’s valuation. In October 2007, we filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of this portion of our system and the payment of $16,910,500 based on the City’s valuation of the system. In January 2008, we reached a settlement agreement with the City to transition this portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically states that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for the northern portion of the system to the City. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets.  The net book value of the assets relinquished has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet.  Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement.  On March 16, 2009, oral argument was held before the Allen County Circuit Court on certain procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial. Depending upon the ultimate outcome of the legal proceeding in the Allen County Circuit Court we may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represented approximately 0.50% of Aqua America’s total assets.

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

Two homeowners’ associations comprised of approximately 180 homes located next to a wastewater plant owned by one of the Company’s subsidiaries in Indiana claim that the subsidiary’s prior management, before our acquisition of the subsidiary in 2003, allegedly entered into an agreement to cease the majority of operations at the wastewater plant and to remove most of the facilities located at the plant site by April 2009. The plant treats approximately 75% of wastewater flow from the subsidiary’s 12,000 customers in the area. The Company filed a formal request for review of the purported agreement with the Indiana Utility Regulatory Commission (IURC). In September 2009, the homeowners’ associations filed suit in Allen County, Indiana Superior Court claiming breach of contract, breach of warranty, fraud, unjust enrichment, promissory estoppel and constructive fraud. If the purported agreement is ultimately determined to be valid, the subsidiary may be subject to liability to the homeowners for failure to remove the plant and/or, if the agreement is enforced, the subsidiary may be required to expand another existing plant or construct a new plant elsewhere and close and remove the existing plant. The scope of any such possible expansion or construction is difficult to determine at this time, but the construction costs for new wastewater treatment plants are estimated at anywhere from $9 to $12 per gallon of flow per day. The current plant is treating an average flow of approximately 2.3 million gallons per day. The book value of the current plant is $5,000,000.  On April 26, 2010, the Company and the homeowners’ associations submitted to the IURC a settlement agreement to settle the dispute.  The settlement agreement includes the payment of $2,600,000 to the homeowners’ associations, certain conditions for future plant improvements, which should not materially interfere with the operation of the plant, and the transfer of a parcel of land to the homeowners’ associations for which the Company will receive a $50,000 credit to the settlement amount.  The settlement agreement was approved by the membership of the homeowners’ associations and is pending the approval of the IURC by final non-appealable order.  This matter would not be covered by any of the Company’s insurance policies.

AQUA AMERICA, INC. AND SUBSIDIARIES

One of the Company’s subsidiaries acquired in 2008 has been operating under a Consent Decree with the United States Environmental Protection Agency and the United States Department of Justice entered into in 2003.   The Consent Decree addresses the elimination of sanitary sewer overflows from the subsidiary’s sewer system.  Although substantial improvements to the number of sanitary sewer overflows at the sewer system have been made since the Company’s acquisition of the subsidiary, the Environmental Protection Agency and Department of Justice proposed on May 11, 2010, a revised Consent Decree, including new dates for completing work to address sanitary sewer overflows in the system and a proposed civil penalty of $364,000 for purported sanitary sewer overflow violations since the date of the original Consent Decree.  The Company’s subsidiary has contested the appropriateness of calculating the proposed penalty based on sanitary sewer violations occurring prior to the acquisition of the subsidiary and the amount of the proposed penalty.  The Company intends to seek indemnification from the seller for this matter.

There are no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of their properties is the subject that we believe are material or are expected to have a material effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Form 10-K”) under “Part 1, Item 1A – Risk Factors.”

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Aqua America’s purchases of its common stock for the quarter ended June 30, 2010:

Issuer Purchases of Equity Securities

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

April 1 - 30, 2010	10,180	$18.02	0	548,278
May 1 - 31, 2010	0	$0	0	548,278
June 1 - 30, 2010	0	$0	0	548,278
Total	10,180	$18.02	0	548,278

(1)
These amounts consist of shares we purchased from employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plans.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the restricted stock award or on the day prior to the option exercise.

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

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 6, 2010
Aqua America, Inc.
Registrant

Nicholas DeBenedictis
Nicholas DeBenedictis Chairman, President and Chief Executive Officer

David P. Smeltzer
David P. Smeltzer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith.  Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.