Form 10-Q/A
period 2010-06-30
AQUA AMERICA INC
filed 2010-08-09
CIK 78128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC  20549

FORM 10-Q/A
Amendment No. 1
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Explanatory Note:

This amendment (Form 10-Q/A) to our Quarterly Report for Form 10-Q for the period ended on June 30, 2010, as filed with the Securities and Exchange Commission on August 6, 2010 (Form 10-Q), is being filed for the sole purpose of furnishing Exhibit 101 to the Form 10-Q.  Such exhibit was inadvertently transmitted by our EDGAR filing service as Exhibit 100 to the Form 10-Q.  No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 9, 2010
Aqua America, Inc.
Registrant

Nicholas DeBenedictis
Nicholas DeBenedictis Chairman, President and Chief Executive Officer

David P. Smeltzer
David P. Smeltzer
Chief Financial Officer

EXHIBIT INDEX (1)
Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRES†	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

*	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the SEC on August 6, 2010.

**	Furnished as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the SEC on August 6, 2010.

†	Furnished with this Form 10-Q/A.

2