Form 10-Q
period 2010-09-30
AQUA AMERICA INC
filed 2010-11-05
CIK 78128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 26, 2010: 137,540,249.

AQUA AMERICA, INC. AND SUBSIDIARIES

Part 1 – Financial Information

Item 1.	Financial Statements
AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	September 30,	December 31,
	2010	2009
Assets
Property, plant and equipment, at cost	$4,389,159	$4,141,690
Less: accumulated depreciation	991,859	914,396

Net property, plant and equipment	3,397,300	3,227,294

Current assets:
Cash and cash equivalents	13,554	21,869
Accounts receivable and unbilled revenues, net	96,467	78,742
Income tax receivable	18,365	0
Inventory, materials and supplies	10,013	9,519
Prepayments and other current assets	10,766	11,441

Total current assets	149,165	121,571

Regulatory assets	219,396	226,351
Deferred charges and other assets, net	63,441	59,468
Funds restricted for construction activity	42,329	84,830
Goodwill	41,651	43,083

	$3,913,282	$3,762,597

Liabilities and Equity
Aqua America stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 138,191,194 and 137,148,749 in 2010 and 2009	$69,095	$68,574
Capital in excess of par value	658,563	642,786
Retained earnings	423,621	409,402
Treasury stock, at cost, 678,572 and 662,410 shares in 2010 and 2009	(12,403)	(12,138)
Accumulated other comprehensive income	124	280

Total Aqua America stockholders’ equity	1,139,000	1,108,904

Noncontrolling interest	565	560

Total equity	1,139,565	1,109,464

Long-term debt, excluding current portion	1,450,338	1,386,557
Commitments and contingencies	—	—

Current liabilities:
Current portion of long-term debt	12,805	59,577
Loans payable	69,472	27,487
Accounts payable	36,540	57,862
Accrued interest	19,161	16,265
Accrued taxes	17,504	18,813
Dividends payable	21,314	0
Other accrued liabilities	29,782	21,003

Total current liabilities	206,578	201,007

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	446,641	408,583
Customers’ advances for construction	68,592	76,913
Regulatory liabilities	32,789	28,812
Other	113,557	114,490

Total deferred credits and other liabilities	661,579	628,798

Contributions in aid of construction	455,222	436,771

	$3,913,282	$3,762,597

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009

Operating revenues	$546,758	$502,646

Operating expenses:
Operations and maintenance	209,879	204,026
Depreciation	80,433	76,795
Amortization	10,115	8,848
Taxes other than income taxes	39,985	35,892

	340,412	325,561

Operating income	206,346	177,085

Other expense (income):
Interest expense, net	56,084	50,693
Allowance for funds used during construction	(4,079)	(1,940)
Gain on sale of other assets	(2,330)	(375)

Income before income taxes	156,671	128,707
Provision for income taxes	61,554	51,013

Net income attributable to common shareholders	$95,117	$77,694

Net income attributable to common shareholders	$95,117	$77,694
Other comprehensive income, net of tax:
Unrealized holding gain on investments	1,174	127
Reclassification adjustment for (gains) losses reported in net income	(1,330)	5

Comprehensive income	$94,961	$77,826

Net income per common share:
Basic	$0.70	$0.57

Diluted	$0.69	$0.57

Average common shares outstanding during the period:
Basic	136,798	135,673

Diluted	137,112	136,006

Cash dividends declared per common share	$0.59	$0.55

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended
	September 30,
	2010	2009

Operating revenues	$207,797	$180,826

Operating expenses:
Operations and maintenance	72,968	68,488
Depreciation	27,431	25,436
Amortization	3,629	3,029
Taxes other than income taxes	14,182	12,418

	118,210	109,371

Operating income	89,587	71,455

Other expense (income):
Interest expense, net	19,150	17,256
Allowance for funds used during construction	(1,077)	(747)
Gain on sale of other assets	(291)	(162)

Income before income taxes	71,805	55,108
Provision for income taxes	28,054	21,638

Net income attributable to common shareholders	$43,751	$33,470

Net income attributable to common shareholders	$43,751	$33,470
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on investments	272	(142)

Comprehensive income	$44,023	$33,328

Net income per common share:
Basic	$0.32	$0.25

Diluted	$0.32	$0.25

Average common shares outstanding during the period:
Basic	137,095	135,975

Diluted	137,394	136,260

Cash dividends declared per common share	$0.30	$0.28

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands of dollars, except per share amounts)
(UNAUDITED)

		September 30,	December 31,
		2010	2009
Aqua America stockholders’ equity:
Common stock, $.50 par value		$69,095	$68,574
Capital in excess of par value		658,563	642,786
Retained earnings		423,621	409,402
Treasury stock, at cost		(12,403)	(12,138)
Accumulated other comprehensive income		124	280

Total Aqua America stockholders’ equity		1,139,000	1,108,904

Noncontrolling interest		565	560

Total equity		1,139,565	1,109,464

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):

Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2012 to 2034	6,420	6,868
1.00% to 1.99%	2011 to 2035	21,057	21,917
2.00% to 2.99%	2019 to 2029	13,626	12,935
3.00% to 3.99%	2016 to 2025	26,568	28,455
4.00% to 4.99%	2020 to 2041	269,967	271,346
5.00% to 5.99%	2011 to 2043	384,794	384,694
6.00% to 6.99%	2011 to 2036	121,587	121,876
7.00% to 7.99%	2012 to 2025	30,432	31,236
8.00% to 8.99%	2021 to 2025	34,332	34,543
9.00% to 9.99%	2011 to 2026	45,228	69,983
10.40%	2018	6,000	6,000

		960,011	989,853

Notes payable to bank under revolving credit agreement, variable rate, due May 2012		68,000	64,149
Unsecured notes payable:
Notes ranging from 4.62% to 4.87%, due 2013 through 2024		193,000	185,000
Notes ranging from 5.01% to 5.95%, due 2014 through 2037		242,132	207,132

		1,463,143	1,446,134
Current portion of long-term debt		12,805	59,577

Long-term debt, excluding current portion		1,450,338	1,386,557

Total capitalization		$2,589,903	$2,496,021

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars)
(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income (Loss)	Interest	Total
Balance at December 31, 2009	$68,574	$642,786	$409,402	$(12,138)	$280	$560	$1,109,464
Net income	0	0	95,117	0	0	5	95,122
Unrealized holding gain on investments, net of income tax of $632	0	0	0	0	1,174	0	1,174
Reclassification adjustment for gain reported in net income, net of income tax of $716	0	0	0	0	(1,330)	0	(1,330)
Dividends paid	0	0	(59,584)	0	0	0	(59,584)
Dividends declared	0	0	(21,314)	0	0	0	(21,314)
Sale of stock (543,506 shares)	259	8,550	0	479	0	0	9,288
Repurchase of stock (41,255 shares)	0	0	0	(744)	0	0	(744)
Equity compensation plan (196,688 shares)	98	(98)	0	0	0	0	0
Exercise of stock options (327,344 shares)	164	3,725	0	0	0	0	3,889
Stock-based compensation	0	3,095	0	0	0	0	3,095
Employee stock plan tax benefits	0	505	0	0	0	0	505

Balance at September 30, 2010	$69,095	$658,563	$423,621	$(12,403)	$124	$565	$1,139,565

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands of dollars)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income attributable to common shareholders	$95,117	$77,694
Adjustments to reconcile net income attributable to common shareholders to net cash flows from operating activities:
Depreciation and amortization	90,548	85,643
Deferred income taxes	35,557	33,608
Provision for doubtful accounts	3,556	4,608
Stock-based compensation	3,095	2,714
Gain on sale of utility system	0	(1,009)
Gain on sale of other assets	(2,330)	(375)
Net increase in receivables, inventory and prepayments	(19,867)	(6,091)
Net decrease in payables, accrued interest, accrued taxes and other accrued liabilities	(13,179)	(9,332)
Other	(3,119)	(6,555)

Net cash flows used in operating activities	189,378	180,905

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $4,079 and $1,940	(239,467)	(194,886)
Acquisitions of utility systems and other, net	(1,948)	(1,523)
Additions to funds restricted for construction activity	(1,051)	(59,722)
Release of funds previously restricted for construction activity	43,552	74,016
Net proceeds from the sale of utility system and other assets	3,582	1,985
Other	(4,438)	(3,504)

Net cash flows used in investing activities	(199,770)	(183,634)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	5,682	3,852
Repayments of customers’ advances	(5,203)	(2,070)
Net proceeds (repayments) of short-term debt	41,985	(4,043)
Proceeds from long-term debt	114,313	69,833
Repayments of long-term debt	(97,678)	(6,505)
Change in cash overdraft position	(10,173)	(10,449)
Proceeds from issuing common stock	9,288	8,776
Proceeds from exercised stock options	3,889	1,579
Stock-based compensation windfall tax benefits	302	98
Repurchase of common stock	(744)	(302)
Dividends paid on common stock	(59,584)	(54,969)

Net cash flows from financing activities	2,077	5,800

Net (decrease) increase in cash and cash equivalents	(8,315)	3,071
Cash and cash equivalents at beginning of period	21,869	14,944

Cash and cash equivalents at end of period	$13,554	$18,015

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 1 Basis of Presentation
The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at September 30, 2010, the consolidated statements of income and comprehensive income for the nine and three months ended September 30, 2010 and 2009, the consolidated statements of cash flow for the nine months ended September 30, 2010 and 2009, and the consolidated statement of equity for the nine months ended September 30, 2010, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. The December 31, 2009 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2009 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.
Note 2 Goodwill
The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated

Balance at December 31, 2009	$38,962	$4,121	$43,083
Reclassifications to utility plant acquisition adjustment	(1,522)	0	(1,522)
Other	90	0	90

Balance at September 30, 2010	$37,530	$4,121	$41,651

The reclassification of goodwill to utility plant acquisition adjustment results from a mechanism approved by the applicable public utility commission. The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with certain acquisitions upon achieving certain objectives.
As of July 31, 2010, management performed its annual test of goodwill for impairment, in conjunction with the timing of the Company’s annual five-year financial plan. Based on the Company’s comparison of the estimated fair value of each reporting unit to its respective carrying amounts management concluded that none of the Company’s goodwill was impaired.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 3 Dispositions
The City of Fort Wayne, Indiana (the “City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries that the Company acquired in connection with the AquaSource acquisition in 2003. The Company challenged whether the City was following the correct legal procedures in connection with the City’s attempted condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of the Company’s utility system at a preliminary price based on the City’s valuation. The Company has filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of the northern portion of the Company’s system and the payment of $16,911 based on the City’s valuation of this portion of the system. In January 2008, the Company reached a settlement with the City to transition the northern portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically stated that the final valuation of the northern portion of the Company’s system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, the Company turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for the northern portion of the system to the City. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. The net book value of the assets relinquished has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether the Company is entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company disagrees with the Court’s decision and is evaluating its legal options with respect to this decision. Depending upon the ultimate outcome of all of the legal proceedings, the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the utility system relinquished represents approximately 0.50% of the Company’s total assets.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 4 Long-term Debt and Loans Payable
In June 2010, the Company issued $70,000 of senior unsecured notes, of which $15,000 is due in 2021, $20,000 in 2024, and $35,000 in 2028 with interest rates of 4.62%, 4.83%, and 5.22%, respectively.
Note 5 Fair Value of Financial Instruments
The carrying amount of current assets and liabilities that are considered financial instruments approximates their fair value as of the dates presented. The carrying amount and estimated fair value of the Company’s long-term debt are as follows:

	September 30,	December 31,
	2010	2009
Carrying Amount	$1,463,143	$1,446,134
Estimated Fair Value	1,524,859	1,315,954
The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The Company’s customers’ advances for construction and related tax deposits have a carrying value of $68,592 as of September 30, 2010, and $76,913 as of December 31, 2009. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. Portions of these non-interest bearing instruments are payable annually through 2025 and amounts not paid by the contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Average common shares outstanding during the period for basic computation	136,798	135,673	137,095	135,975
Dilutive effect of employee stock options	314	333	299	285

Average common shares outstanding during the period for diluted computation	137,112	136,006	137,394	136,260

For the nine and three months ended September 30, 2010, employee stock options to purchase 2,623,273 and 1,512,197 shares of common stock, respectively, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods. For the nine and three months ended September 30, 2009, employee stock options to purchase 2,705,004 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods.
Note 7 Stock-based Compensation
Under the Company’s 2009 Omnibus Equity Compensation Plan (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The 2009 Plan authorizes 5,000,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2009 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the Plan to any one individual in any one year is 200,000. Awards under the 2009 Plan are made by a committee of the Board of Directors. At September 30, 2010, 4,322,775 shares underlying stock option and restricted stock awards were still available for grants under the 2009 Plan. No further grants may be made under the 2004 Plan.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Stock Options – During the nine months ended September 30, 2010 and 2009, the Company recognized compensation costs associated with stock options as a component of operations and maintenance expense of $1,540 and $1,866, respectively. During the three months ended September 30, 2010 and 2009, the Company recognized compensation costs associated with stock options as a component of operations and maintenance expense of $526 and $665, respectively. For the nine months ended September 30, 2010 and 2009, the Company recognized income tax benefits associated with stock options in its income statement of $502 and $359, respectively. For the three months ended September 30, 2010 and 2009, the Company recognized income tax benefits associated with stock options in its income statement of $201 and $124, respectively. In addition, for the nine and three months ended September 30, 2010 and 2009, the Company capitalized compensation costs associated with stock options within property, plant and equipment of $0 and $73, respectively.
The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model. The per share weighted-average fair value at the date of grant for stock options granted during the nine months ended September 30, 2010 and 2009 was $3.49 and $4.37 per option, respectively. There were no stock options granted during the three months ended September 30, 2010 and 2009. The following assumptions were used in the application of this valuation model:

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

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
The following table summarizes stock option transactions for the nine months ended September 30, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	3,895,329	$19.17
Granted	459,837	17.14
Forfeited	(11,839)	18.91
Expired	(43,033)	23.22
Exercised	(327,344)	11.88

Outstanding at end of period	3,972,950	$19.50	5.9	$9,157

Exercisable at end of period	2,952,181	$19.87	5.0	$7,141

Restricted Stock – During the nine months ended September 30, 2010 and 2009, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense in the amounts of $1,555 and $848, respectively. During the three months ended September 30, 2010 and 2009, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense in the amounts of $412 and $219, respectively. The following table summarizes nonvested restricted stock transactions for the nine months ended September 30, 2010:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	102,918	$19.73
Granted	197,288	17.19
Vested	(64,587)	19.66
Forfeited	(600)	17.23

Nonvested shares at end of period	235,019	$17.62

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

	Pension Benefits
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$3,396	$3,276	$1,052	$1,092
Interest cost	9,702	9,411	3,262	3,137
Expected return on plan assets	(8,545)	(7,037)	(2,953)	(2,346)
Amortization of transition asset	—	(136)	—	(45)
Amortization of prior service cost	141	113	71	38
Amortization of actuarial loss	3,222	3,848	1,162	1,283
Capitalized costs	(2,493)	(2,027)	(808)	(707)
Settlement charge	1,068	641	184	0

Net periodic benefit cost	$6,491	$8,089	$1,970	$2,452

	Other
	Postretirement Benefits
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$847	$810	$237	$270
Interest cost	1,831	1,716	591	572
Expected return on plan assets	(1,402)	(1,266)	(478)	(422)
Amortization of transition obligation	78	78	26	26
Amortization of prior service cost	(201)	(209)	(67)	(70)
Amortization of actuarial loss	464	440	122	147
Amortization of regulatory asset	102	102	34	34
Capitalized costs	(369)	(274)	(119)	(95)

Net periodic benefit cost	$1,350	$1,397	$346	$462

The Company made cash contributions of $12,706 to its defined benefit pension plans during the first nine months of 2010, and intends to make cash contributions of $300 to the plans during the remainder of 2010. In addition, the Company made cash contributions of $191 and expects to make cash contributions of $1,494 for the funding of its other postretirement benefit plans during the remainder of 2010.

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
During the first nine months of 2010, in addition to Pennsylvania, the Company’s operating divisions in New York, New Jersey, Maine, North Carolina, Ohio, Missouri, and Indiana were granted base rate increases designed to increase total operating revenues on an annual basis by approximately $14,275.
Note 10 Taxes Other than Income Taxes
The following table provides the components of taxes other than income taxes:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Property	$20,466	$17,941	$7,376	$6,115
Capital stock	2,641	1,887	850	642
Gross receipts, excise and franchise	7,790	6,740	3,111	2,534
Payroll	5,267	5,313	1,519	1,582
Other	3,821	4,011	1,326	1,545

Total taxes other than income	$39,985	$35,892	$14,182	$12,418

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
The following tables present the Company’s segment information:

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$204,976	$2,821	$207,797	$177,872	$2,954	$180,826
Operations and maintenance expense	70,074	2,894	72,968	66,133	2,355	68,488
Depreciation	27,643	(212)	27,431	25,854	(418)	25,436
Operating income (loss)	89,700	(113)	89,587	70,819	636	71,455
Interest expense, net of AFUDC	16,727	1,346	18,073	16,443	66	16,509
Income tax	29,124	(1,070)	28,054	21,548	90	21,638
Net income (loss) attributable to common shareholders	44,113	(362)	43,751	32,986	484	33,470

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$538,575	$8,183	$546,758	$493,911	$8,735	$502,646
Operations and maintenance expense	202,655	7,224	209,879	197,403	6,623	204,026
Depreciation	81,427	(994)	80,433	77,990	(1,195)	76,795
Operating income	205,589	757	206,346	175,007	2,078	177,085
Interest expense, net of AFUDC	49,292	2,713	52,005	48,495	258	48,753
Gain on sale of other assets	257	2,073	2,330	359	16	375
Income tax	62,977	(1,423)	61,554	50,876	137	51,013
Net income attributable to common shareholders	93,577	1,540	95,117	75,995	1,699	77,694
Capital expenditures	239,141	326	239,467	194,196	690	194,886

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	September 30,	December 31,
	2010	2009
Total assets:
Regulated	$3,833,263	$3,689,689
Other and eliminations	80,019	72,908

Consolidated	$3,913,282	$3,762,597

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
Note 13 Commitments and Contingencies
The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of September 30, 2010, the aggregate amount of $14,860 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. Further, Aqua America has insurance coverage for certain of these loss contingencies, and as of September 30, 2010, estimates that approximately $2,920 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

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
General Information
Nature of Operations – Aqua America, Inc. (“we” or “us”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 3 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, New York, Florida, Indiana, Virginia, Maine, Missouri, South Carolina, and Georgia. Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 25 other counties in Pennsylvania. Our other subsidiaries provide similar services in 13 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories as well as sludge hauling, septage and grease services and backflow prevention services.

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
Financial Condition
During the first nine months of 2010, we had $239,467 of capital expenditures, issued $114,313 of long-term debt, repaid debt and made sinking fund contributions and other loan repayments of $97,678, and repaid $5,203 of customer advances for construction. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements. The issuance of $114,313 of long-term debt was comprised principally of the proceeds received from the June 2010 issuance of senior unsecured notes payable of $70,000, and the funds borrowed under our revolving credit facility of $43,000.
At September 30, 2010, we had $13,554 of cash and cash equivalents compared to $21,869 at December 31, 2009. During the first nine months of 2010, we used the proceeds from internally generated funds, the issuance of long-term debt, the issuance of common stock, the sale of other assets, and available working capital to fund the cash requirements discussed above and to pay dividends.
At September 30, 2010, our $95,000 unsecured revolving credit facility, which expires in May 2012, had $10,848 available for borrowing. At September 30, 2010, we had short-term lines of credit of $137,000, of which $67,528 was available. One of our short-term lines of credit is an Aqua Pennsylvania $70,000 364-day unsecured revolving credit facility with two banks, which is used to provide working capital.
Our short-term lines of credit of $137,000 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be. The United States credit and liquidity crisis that started in 2008 and caused substantial volatility in capital markets, including credit markets and the banking industry, has reduced the availability of credit from financing sources, which may continue or worsen in the future. If in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would have to seek alternative financing sources, although there can be no assurance that these alternative financing sources would be available on terms acceptable to us. In the event we are not able to obtain sufficient capital, we may need to reduce our capital expenditures and our ability to pursue acquisitions that we may rely on for future growth could be impaired.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
The Company’s consolidated balance sheet historically has had a negative working capital position whereby routinely our current liabilities exceed our current assets. Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common stock will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements for at least the next twelve months.
Results of Operations
Analysis of First Nine Months of 2010 Compared to First Nine Months of 2009
Revenues increased $44,112 or 8.8% primarily due to additional revenues associated with increased water and wastewater rates of $25,310, increased water consumption as compared to the first nine months of 2009, additional revenues associated with increased infrastructure rehabilitation surcharges of $2,413, and additional wastewater and water revenues of $2,118 associated with a larger customer base due to acquisitions. The increase in customer water consumption is largely due to favorable weather conditions in many of our service territories during May, June, and the third quarter of 2010, which increased water usage. Further impacting the comparison is the unfavorable weather conditions experienced in 2009 in our service territories that reduced water usage in the third quarter of 2009.
Operations and maintenance expenses increased by $5,853 or 2.9% primarily due to the write-off of previously deferred regulatory expenses of $2,082, the absence of the June 2009 gain on sale of a utility system of $1,009, which had the effect of reducing operations and maintenance expense in 2009, increases in operating costs associated with acquisitions of $938, a write-off of capitalized costs of $715, increases in fuel costs for our service vehicles of $536, and normal increases in other operating costs. Offsetting these increases were decreases in water production costs of $1,227, decreased bad debt expense of $1,052, and reduced expenses of $175 associated with the dispositions of utility systems. The decreased water production costs, principally for chemicals utilized to treat water, were associated with vendor price decreases.
Depreciation expense increased $3,638 or 4.7% due to the utility plant placed in service since September 30, 2009, offset by the effect of the additional expense of $2,037 recognized in the first quarter of 2009 resulting from a rate case adjustment related to our rate filing in North Carolina.
Amortization increased $1,267 or 14.3% primarily due to additional amortization of $579 resulting from the recovery through a surcharge of our costs associated with our rate filing in Texas and the amortization of the costs associated with, and other costs being recovered in, various rate filings, offset by the effect of the additional amortization recognized in the first quarter of 2009 of $394 resulting from a rate case adjustment related to a rate filing.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Taxes other than income taxes increased by $4,093 or 11.4% primarily due to an increase in property taxes of $2,525, an increase in gross receipts, excise and franchise taxes of $1,050 and an increase in capital stock taxes for our operating subsidiary in Pennsylvania of $754. The increase in property taxes is attributable to an increase in recoverable expenses associated with a recent rate award. The increase in gross receipts, excise and franchise taxes is attributable to an increase in revenue.
Interest expense increased by $5,391 or 10.6% primarily due to an increase in borrowings to finance capital projects, offset partially by decreased interest rates on long-term debt.
Allowance for funds used during construction (“AFUDC”) increased by $2,139 primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, and an increase in short-term interest rates, which are a component of the applied AFUDC rate.
Gain on sale of other assets totaled $2,330 during the first nine months of 2010 and $375 in the first nine months of 2009. The increase of $1,955 is due primarily to a gain on the sale of an investment in the first quarter of 2010.
Our effective income tax rate was 39.3% in the first nine months of 2010 and 39.6% in the first nine months of 2009. The effective income tax rate decreased due to an increase in a tax credit for qualified domestic production activities in the first nine months of 2010 versus the same period in 2009.
Net income attributable to common shareholders increased by $17,423 or 22.4%, in comparison to the same period in 2009 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.12 reflecting the change in net income attributable to common shareholders and a 0.8% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan, equity compensation plan, employee stock purchase plan, and the additional shares issued in August 2009 in connection with an acquisition.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Results of Operations
Analysis of Third Quarter of 2010 Compared to Third Quarter of 2009
Revenues increased $26,971 or 14.9% primarily due to additional revenues associated with increased water and wastewater rates of $17,431, increased water consumption as compared to the third quarter of 2009, and additional water and wastewater revenues of $815 associated with a larger customer base due to acquisitions. The increase in customer water consumption is largely due to favorable weather conditions in many of our service territories during the third quarter of 2010, which increased water usage. Further impacting the comparison is the unfavorable weather conditions experienced in some of our service territories that resulted in reduced water usage in the third quarter of 2009.
Operations and maintenance expenses increased by $4,480 or 6.5% primarily due to the write-off of previously deferred regulatory expenses of $1,071, increased water production costs of $534, increases in operating costs associated with acquisitions of $326, and normal increases in other operating costs. Offsetting these increases was decreased bad debt expense of $169. The increase in water production costs is a result of increased water consumption, offset primarily by vendor price decreases for chemicals utilized to treat water.
Depreciation expense increased $1,995 or 7.8% due to the utility plant placed in service since September 30, 2009.
Amortization increased $600 or 19.8% due to the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $1,764 or 14.2% primarily due to an increase in property taxes of $1,261, an increase in gross receipts, excise and franchise taxes of $577, and an increase in capital stock taxes for our operating subsidiary in Pennsylvania of $208. The increase in property taxes is attributable to an increase in recoverable expenses associated with a recent rate award. The increase in gross receipts, excise and franchise taxes is attributable to an increase in revenue.
Interest expense increased by $1,894 or 11.0% primarily due to additional borrowings to finance capital projects, offset partially by decreased interest rates on long-term debt.
Allowance for funds used during construction (“AFUDC”) increased by $330 primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, and an increase in short-term interest rates, which are a component of the applied AFUDC rate.
Gain on sale of other assets totaled $291 in the third quarter of 2010 and $162 in the third quarter of 2009. The increase of $129 is principally due to the timing of sales of land and other property.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Our effective income tax rate was 39.1% in the third quarter of 2010 and 39.3% in the third quarter of 2009. The effective income tax rate decreased due to an increase in a tax credit for qualified domestic production activities in the third quarter of 2010 versus the same period in 2009.
Net income attributable to common shareholders increased by $10,281 or 30.7%, in comparison to the same period in 2009 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.07 reflecting the change in net income attributable to common shareholders and a 0.8% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan, equity compensation plan, and employee stock purchase plan, and the additional shares issued in August 2009 in connection with an acquisition.
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
The City of Fort Wayne, Indiana (the “City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana. We challenged whether the City was following the correct legal procedures in connection with the City’s condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of our utility system at a preliminary price based on the City’s valuation. In October 2007, we filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of this portion of our system and the payment of $16,910,500 based on the City’s valuation of the system. In January 2008, we reached a settlement agreement with the City to transition this portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically states that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for the northern portion of the system to the City. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. The net book value of the assets relinquished has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement. On March 16, 2009, oral argument was held before the Allen County Circuit Court on certain procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company disagrees with the Court’s decision and is evaluating its legal options with respect to this decision. Depending upon the ultimate outcome of all of the legal proceedings we may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represented approximately 0.50% of Aqua America’s total assets.
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

AQUA AMERICA, INC. AND SUBSIDIARIES
Two homeowners’ associations comprised of approximately 180 homes located next to a wastewater plant owned by one of the Company’s subsidiaries in Indiana claim that the subsidiary’s prior management, before our acquisition of the subsidiary in 2003, allegedly entered into an agreement to cease the majority of operations at the wastewater plant and to remove most of the facilities located at the plant site by April 2009. The Company filed a formal request for review of the purported agreement with the Indiana Utility Regulatory Commission (IURC). In September 2009, the homeowners’ associations filed suit in Allen County, Indiana Superior Court, claiming breach of contract, breach of warranty, fraud, unjust enrichment, promissory estoppel and constructive fraud. On September 8, 2010, the IURC approved the settlement agreement between the Company and the homeowners’ associations, and the suit filed by the homeowners’ association was dismissed. The settlement agreement includes the payment of $2,600,000 to the homeowners’ associations, certain conditions for future plant improvements, which should not materially interfere with the operation of the plant, and the transfer of a parcel of land to the homeowners’ associations for which the Company will receive a $50,000 credit to the settlement amount. This matter is not covered by any of the Company’s insurance policies.
In July, 2010 one of the Company’s subsidiaries received a notice of violation from the Pennsylvania Department of Environmental Protection (DEP). The notice of violation resulted from the subsidiary’s commencement of construction of a water tank prior to receipt of a construction permit from DEP. The permit was subsequently received. On September 29, 2010, the DEP notified the Company about a proposed penalty of $120,000 in connection with the notice of violation. The Company’s subsidiary is contesting the amount of the proposed penalty and working with DEP to reach an amicable resolution.
There are no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of their properties is the subject that we believe are material or are expected to have a material effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Form 10-K”) under “Part 1, Item 1A — Risk Factors.”

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Aqua America’s purchases of its common stock for the quarter ended September 30, 2010:
Issuer Purchases of Equity Securities

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

July 1 – 31, 2010	8,508	$19.26	0	548,278
August 1 – 31, 2010	2,602	$19.93	0	548,278
September 1 – 30, 2010	112	$20.71	0	548,278

Total	11,222	$19.43	0	548,278

(1)	These amounts consist of the following: (a) shares we purchased from employees who elected to have us withhold shares to pay certain withholding taxes upon the vesting of restricted stock awards granted to such employees; and (b) shares we purchased from employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. These features of our equity compensation plan are available to all employees who receive stock-based compensation under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the restricted stock award or on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 6.	Exhibits
The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.
November 5, 2010

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