Form 10-K
period 2010-12-31
AQUA AMERICA INC
filed 2011-02-25
CIK 78128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File number 1-6659
AQUA AMERICA, INC.
(a Pennsylvania corporation)
762 W. Lancaster Avenue
Bryn Mawr, Pennsylvania 19010-3489
(610) 527-8000
I.R.S. Employer Identification Number 23-1702594
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $.50 per share	New York Stock Exchange, Inc.
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
(do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010: $2,405,487,848
For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by June 30, 2010, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.
The number of shares outstanding of the registrant’s common stock as of February 11, 2011: 137,968,188
DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of registrant’s 2010 Annual Report to Shareholders have been incorporated by reference into Parts I and II of this Form 10-K.
(2) Portions of the definitive Proxy Statement, relative to the May 12, 2011 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, have been incorporated by reference into Part III of this Form 10-K.

Page
Part I

Item 1. Business	4

Item 1A. Risk Factors	15

Item 1B. Unresolved Staff Comments	20

Item 2. Properties	21

Item 3. Legal Proceedings	21

Item 4. (Removed and Reserved)	23

Part II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	23

Item 6. Selected Financial Data	24

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	25

Item 8. Financial Statements and Supplementary Data	25

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25

Item 9A. Controls and Procedures	25

Item 9B. Other Information	26

Part III

Item 10. Directors, Executive Officers and Corporate Governance	28

Item 11. Executive Compensation	30

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30

Item 13. Certain Relationships and Related Transactions, and Director Independence	30

Item 14. Principal Accountant Fees and Services	31

Part IV

Item 15. Exhibits and Financial Statement Schedules	31

Signatures	32

Exhibit Index	34

Exhibit 4.34
Exhibit 4.35
Exhibit 10.22
Exhibit 10.42
Exhibit 10.51
Exhibit 13.1
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (“10-K”), or incorporated by reference into this 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are made based upon, among other things, our current assumptions, expectations, plans, and beliefs concerning future events and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions. Forward-looking statements in this 10-K, or incorporated by reference into this 10-K, include, but are not limited to, statements regarding:
•	projected capital expenditures and related funding requirements;
•	the availability and cost of capital;
•	developments, trends and consolidation in the water and wastewater utility industries;
•	dividend payment projections;
•	opportunities for future acquisitions, the success of pending acquisitions and the impact of future acquisitions;
•	the capacity of our water supplies, water facilities and wastewater facilities;
•	the impact of geographic diversity on our exposure to unusual weather;
•	the impact of conservation awareness of customers and more efficient plumbing fixtures and appliances on water usage per customer;
•	our capability to pursue timely rate increase requests;
•	our authority to carry on our business without unduly burdensome restrictions;
•	our ability to obtain fair market value for condemned assets;
•	the impact of fines and penalties;
•	the impact of changes in governmental laws, regulations and policies, including those dealing with taxation, the environment, health and water quality, and public utility regulation;
•	the impact of decisions of governmental and regulatory bodies, including decisions to raise or lower rates;
•	the development of new services and technologies by us or our competitors;
•	the availability of qualified personnel;
•	the condition of our assets;
•	the impact of legal proceedings;
•	general economic conditions;
•	acquisition-related costs and synergies; and
•	the forward-looking statements contained under the heading “Forward-Looking Statements” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the portion of our 2010 Annual Report to Shareholders incorporated by reference herein and made a part hereof.

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:
•	changes in general economic, business, credit and financial market conditions;
•	changes in governmental laws, regulations and policies, including those dealing with taxation, the environment, health and water quality, and public utility regulation;
•	changes in environmental conditions, including those that result in water use restrictions;
•	abnormal weather conditions;
•	changes in, or unanticipated, capital requirements;
•	changes in our credit rating or the market price of our common stock;
•	our ability to integrate businesses, technologies or services which we may acquire;
•	our ability to manage the expansion of our business;
•	the extent to which we are able to develop and market new and improved services;
•	the effect of the loss of major customers;
•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;
•	labor disputes;
•	increasing difficulties in obtaining insurance and increased cost of insurance;
•	cost overruns relating to improvements or the expansion of our operations;
•	increases in the costs of goods and services;
•	civil disturbance or terroristic threats or acts; and
•	changes in accounting pronouncements.
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
The Company
Aqua America, Inc. (referred to as “Aqua America”, the “Company”, “we”, or “us”) is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 3 million people in Pennsylvania, Texas, North Carolina, Ohio, Illinois, New Jersey, New York, Florida, Indiana, Virginia, Maine, Missouri, and Georgia. Our largest operating subsidiary, Aqua Pennsylvania, Inc., accounted for approximately 53% of our operating revenues for 2010 and as of December 31, 2010, provided water or wastewater services to approximately one-half of the total number of people we serve, and is located in the suburban areas in counties north and west of the City of Philadelphia and in 25 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In September 2010, we entered into a definitive agreement to sell our wastewater operation in South Carolina, which served approximately 400 customers. The sale of our utility operation in South Carolina closed in December 2010, concluding our utility operations in South Carolina. In addition, in December 2010, we entered into a definitive agreement to sell our regulated water and wastewater operations in Missouri, which serves approximately 3,900 customers. This sale is conditioned, among other things, on the receipt of regulatory approval, and is expected to close by the third quarter of 2011. The completion of this transaction will conclude our regulated utility operations in Missouri. In addition, we provide water and wastewater services through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories as well as sludge hauling, septage and grease services, backflow prevention services, and certain other non-regulated water and wastewater services.
Aqua America, which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, Inc., formerly known as Philadelphia Suburban Water Company. In the early 1990s we embarked on a growth through acquisition strategy focused on water and wastewater operations. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of New York Water Service Corporation in 2007. Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry and has extended our regulated operations from southeastern Pennsylvania to include operations in 12 other states. In 2009, we began operations in Georgia through the acquisition of a wastewater utility business that is currently not subject to economic regulation by the Georgia Public Service Commission, but is included within our Regulated segment as it provides services similar to our regulated utility subsidiaries.

The following table reports our operating revenues by principal state for the Regulated segment and Other for the year ended December 31, 2010:

	Operating	Operating
	Revenues	Revenues
	(000’s)	(%)

Pennsylvania	$382,802	52.7%
Texas	56,816	7.8%
North Carolina	45,631	6.3%
Ohio	44,468	6.1%
Illinois	42,539	5.9%
Other states*	142,251	19.6%

Regulated segment total	714,507	98.4%
Other	11,565	1.6%

Consolidated	$726,072	100.0%

*	Includes our operating subsidiaries in the following states: New Jersey, New York, Indiana, Florida, Virginia, Maine, Missouri, South Carolina, and Georgia. In December 2010, the sale of our South Carolina utility operation closed.
Information concerning revenues, net income, identifiable assets and related financial information of the Regulated segment and Other for 2010, 2009, and 2008 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17 — Segment Information in the “Notes to Consolidated Financial Statements” from the portions of our 2010 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K. The information from these sections of our 2010 Annual Report to Shareholders is incorporated by reference herein.
The following table summarizes our operating revenues, by utility customer class, for the Regulated segment and Other for the year ended December 31, 2010:

	Operating	Operating
	Revenues	Revenues
	(000’s)	(%)

Residential water	$431,178	59.4%
Commercial water	105,294	14.5%
Fire protection	30,381	4.2%
Industrial water	21,550	3.0%
Other water	40,047	5.5%

Water	628,450	86.6%
Wastewater	73,939	10.2%
Other utility	12,118	1.6%

Regulated segment total	714,507	98.4%
Other	11,565	1.6%

Consolidated	$726,072	100.0%

Our utility customer base is diversified among residential water, commercial water, fire protection, industrial water, other water, wastewater customers and other utility customers (consisting of certain operating contracts that are closely associated with the utility operations). Residential customers make up the largest component of our utility customer base, with these customers representing approximately 70% of our water and wastewater revenues. Substantially all of our water customers are metered, which allows us to measure and bill for our customers’ water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during the late spring and summer in our northern U.S. service territories. In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and water use restrictions in the affected areas, which could reduce water consumption. See “Water Supplies, Water Facilities and Wastewater Facilities” for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of our service territory. Water usage is also affected by changing consumption patterns by our customers, resulting from such causes as increased water conservation and the installation of water saving devices and appliances that can result in decreased water usage.
Our growth in revenues over the past five years is primarily a result of increases in water and wastewater rates and in our utility customer base. See “Economic Regulation” for a discussion of water and wastewater rates. The majority of the increase in our utility customer base has been due to customers added through acquisitions. In 2006, the utility customer growth rate was 7.2%, including 44,792 customers associated with the New York Water Service Corporation acquisition, which was completed on January 1, 2007. In 2010, 2009, 2008, and 2007, the utility customer growth rate due to acquisitions and other growth ventures was 1.0%, 1.0%, 2.0%, and 2.6%, respectively. In 2008, our net customer count declined by 3,838 customers, or 0.4%, due to the sale or relinquishment of two utility systems, pursuant to our plan to evaluate and dispose of underperforming utility operations and one system that was turned over to the local city through condemnation. Overall, for the five-year period of 2006 through 2010, our utility customer base increased at an annual compound rate of 2.2%. If the number of customers associated with utility system dispositions during the past five years was excluded from the January 1, 2006 utility customer base, the annual compound growth rate would have been 2.7% for that same period.
Acquisitions and Water Sale Agreements
According to the U.S. Environmental Protection Agency (“EPA”), approximately 85% of the U.S. population obtained its water from community water systems, and 15% of the U.S. population obtained its water from private wells. With approximately 52,000 community water systems in the U.S. (83% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water and wastewater). The majority of these community water systems are government-owned, and the balance of the systems are privately-owned (or investor-owned). The nation’s water systems range in size from large government-owned systems, such as the New York City water system which serves approximately 9 million people, to small systems, where a few customers share a common well. In the states where we operate, we believe there are approximately 23,000 community water systems of widely-varying size, with the majority of the population being served by government-owned water systems.
Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. According to the EPA most recent survey of wastewater treatment facilities (which includes both government-owned and privately-owned facilities) in 2008, there are approximately 15,000 such facilities in the nation serving approximately 74% of the U.S. population. The remaining population represents individual homeowners with their own treatment facilities; for example, community on-lot disposal systems and septic tank systems. The vast majority of wastewater facilities are government-owned rather than privately-owned. The EPA survey also indicated that there are approximately 9,600 wastewater facilities in operation or planned in the 13 states where we operate.

Because of the fragmented nature of the water and wastewater utility industries, we believe that there are many potential water and wastewater system acquisition candidates throughout the U.S. We believe the factors driving consolidation of these systems are:
•	the benefits of economies of scale;
•	increasingly stringent environmental regulations;
•	the monetizing of public assets to support the financial condition of municipalities;
•	the need for substantial capital investment;
•	limited access to cost-effective financing; and
•	the need for technological and managerial expertise.
We are actively exploring opportunities to expand our utility operations through acquisitions or other growth ventures. During the five-year period ended December 31, 2010, we completed 104 acquisitions or other growth ventures.
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
Water Supplies, Water Facilities and Wastewater Facilities
Our water utility operations obtain their water supplies from surface water sources such as reservoirs, lakes, ponds, rivers and streams, in addition to obtaining water from wells and purchasing water from other water suppliers. Approximately 9% of our water sales are purchased from other suppliers. It is our policy to obtain and maintain the permits necessary to obtain the water we distribute. The water supplies for the service areas in the principal states in which we operate in are as follows:
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
We believe that the capacities of our sources of supply, and our water treatment, pumping and distribution facilities, are generally sufficient to meet the present requirements of our customers under normal conditions. We plan system improvements and additions to capacity in response to changing regulatory standards, changing patterns of consumption and increased demand from customer growth. The various state public utility commissions have generally recognized the operating and capital costs associated with these improvements in setting water rates.

On occasion, drought warnings and water use restrictions are issued by governmental authorities for portions of our service territories in response to extended periods of dry weather conditions. The timing and duration of the warnings and restrictions can have an impact on our water revenues and net income. In general, water consumption in the summer months is more affected by drought warnings and restrictions because discretionary and recreational use of water is at its highest during the summer months. At other times of the year, warnings and restrictions generally have less of an effect on water consumption.
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
Accordingly, we maintain a rate case management capability, the objective of which is to provide that the tariffs of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations, capital, taxes, energy, materials and compliance with environmental regulations. We file rate increase requests to recover and earn a return on the capital investments that we make in improving or replacing our facilities and to recover expenses. In the states in which we operate, we are primarily subject to economic regulation by the following state regulatory commissions:

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

Our water and wastewater operations are comprised of 129 rate divisions, each of which requires a separate rate filing for the evaluation of the cost of service, including the recovery of investments, in connection with the establishment of tariff rates for that rate division. When feasible and beneficial to our utility customers, we will seek approval to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base. Eight of the states in which we operate permit some form of consolidated rates in varying degrees for the rate divisions in that state, and two states currently permit us to fully consolidate state-wide rate filings within either our water or wastewater operations. Due to the length of time since the last rate increase for some of our systems and the large amount of capital improvements relative to the number of customers in some smaller systems, the proposed rate increase in some of these systems may be substantial. Also, as a result of the condition of some of the systems acquired and capital investments required to maintain compliance, some divisions are experiencing longer periods of regulatory lag. We can provide no assurance that the rate increases will be granted in a timely or sufficient manner to cover the investments and expenses for which we initially sought the rate increases.
In some regulatory jurisdictions, we may seek authorization to bill our utility customers in accordance with a rate filing that is pending before the respective regulatory commission. Furthermore, some regulatory commissions authorize the use of expense deferrals and amortization in order to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request. The additional revenue billed and collected prior to the final regulatory commission ruling is subject to refund based on the outcome of the ruling. The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling. If the request is denied completely or in part, we could be required to refund some or all of the revenue billed to date, and write-off some or all of the deferred expenses.
Six states in which we operate water utilities, and two states in which we operate wastewater utilities, permit us to add a surcharge to water or wastewater bills to offset the additional depreciation and capital costs associated with certain capital expenditures related to replacing and rehabilitating infrastructure systems. Without a surcharge mechanism, a water and wastewater utility absorbs all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues. The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag. The infrastructure rehabilitation surcharge mechanism is intended to substantially reduce regulatory lag, which often acted as a disincentive to water and wastewater utilities to rehabilitate their infrastructure. In addition, our subsidiaries in certain states use a surcharge or credit on their bills to reflect changes in certain costs, such as changes in state tax rates, other taxes and purchased water, until such time as the costs are incorporated into base rates.
Currently, Pennsylvania, Illinois, Ohio, New York, Indiana, and Missouri allow for the use of infrastructure rehabilitation surcharges. These mechanisms typically adjust periodically based on additional qualified capital expenditures completed or anticipated in a future period. The infrastructure rehabilitation surcharge is capped at a percentage of base rates, generally at 5% to 9% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective in final rates or when a utility’s earnings exceed a regulatory benchmark. Infrastructure rehabilitation surcharges provided revenues of $14,207,000 in 2010, $16,900,000 in 2009, and $11,771,000 in 2008.
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
In a limited number of instances, in our southern states, where there are municipally-owned water or wastewater systems near our operating divisions, the municipally-owned system may either have water distribution or wastewater collection mains that are located adjacent to our division’s mains or may construct new mains that parallel our mains. In these circumstances, on occasion, the municipally-owned system may attempt to take over the customers who are connected to our mains, resulting in our mains becoming surplus or underutilized without compensation.
The City of Fort Wayne, Indiana (the “City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries that we acquired in connection with the AquaSource acquisition in 2003. We had challenged whether the City was following the correct legal procedures in connection with the City’s attempted condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of our utility system at a preliminary price based on the City’s valuation. We filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of the northern portion of the Company’s system and the payment of $16,910,500 based on the City’s valuation of this portion of the system. In January 2008, we reached a settlement agreement with the City to transition the northern portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically stated that the final valuation of the northern portion of the Company’s system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for the northern portion of the system to the City. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. The net book value of the assets relinquished has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether the Company is entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company disagrees with the Court’s decision and as such on November 11, 2010, requested that the Wells County Indiana Circuit Court certify those issues for an interim appeal. The Wells County Indiana Circuit Court has granted that request and on January 14, 2011, the Company filed a request with the Indiana Court of Appeals to review the decision of those issues on appeal. The Company continues to evaluate its legal options with respect to this decision. Depending upon the ultimate outcome of all of the legal proceeding, the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the utility system relinquished represents approximately 0.50% of Aqua America’s total assets.

Despite the condemnation referred to above, our primary strategy continues to be to acquire additional water and wastewater systems, to maintain our existing systems where there is a business or a strategic benefit, and to actively oppose unilateral efforts by municipal governments to acquire any of our operations, particularly for less than the fair market value of our operations or where the municipal government seeks to acquire more than it is entitled to under the applicable law or agreement. On occasion, we may voluntarily agree to sell systems or portions of systems in order to help focus our efforts in areas where we have more critical mass and economies of scale.
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
From time to time, Aqua America has acquired, and may acquire, systems that have environmental compliance issues. Environmental compliance issues also arise in the course of normal operations or as a result of regulatory changes. Aqua America attempts to align capital budgeting and expenditures to address these issues in a timely manner. We believe that the capital expenditures required to address outstanding compliance issues have been budgeted in our capital program and represent less than 10% of our expected total capital expenditures over the next five years. We are parties to agreements with regulatory agencies in Pennsylvania, Texas, Florida, Indiana, and Virginia under which we have committed to make certain improvements for environmental compliance. These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection from fines, penalties and other actions while corrective measures are being implemented. We are actively working directly with state environmental officials to implement or amend these agreements as necessary.
Safe Drinking Water Act — The Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency (the “EPA”) to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act and its amendments set standards on the amount of certain microbial and chemical contaminants and radionuclides allowable in drinking water. Current requirements under the Safe Drinking Water Act are not expected to have a material impact on our business, financial condition, or results of operations as we have made and are making investments to meet existing water quality standards. We may, in the future, be required to change our method of treating drinking water at certain sources of supply and make additional capital investments if additional regulations become effective.
In order to remove or inactivate microbial organisms, rules were issued by the EPA to improve disinfection and filtration of potable water and reduce consumers’ exposure to disinfectants and by-products of the disinfection process. Our subsidiary in Maine installed filtration for its one unfiltered surface water supply in 2010. The project was completed in 2010 at a cost of less than $7,000,000.

The EPA promulgated the Long Term 2 Enhanced Surface Water Treatment Rule and a Stage 2 Disinfection/Disinfection By-product Rule in January 2006. These rules resulted in additional one-time special monitoring costs of approximately $600,000 over a five-year period from 2007 to 2011. Monitoring for all but the smallest systems has been completed, and none of the results have exceeded levels that would require modification of treatment.
The federal Groundwater Rule became effective December 1, 2009. This rule requires additional testing of water from well sources, and under certain circumstances requires demonstration and maintenance of effective disinfection. States throughout the country are taking a variety of approaches to implementation of the Groundwater Rule. Pennsylvania has taken a position that all wells will be required to demonstrate and maintain effective disinfection. We estimate that the capital cost of compliance with this regulation in Pennsylvania will be about $5,000,000 over the next five years. The rule is also expected to require modifications to a few wells or well stations in Texas, North Carolina, and New York. In North Carolina, the rule is being coupled with an existing requirement for visitation of well stations or installation of monitoring equipment. The capital cost of compliance with these requirements in North Carolina is estimated to be about $4,600,000 over the next five years. In aggregate, the costs of compliance with the requirements of the Ground Water Rule in all of our operating states is estimated at less than 1% of our planned capital program over the next five years.
A rule lowering the limit on arsenic was promulgated in 2001 by the EPA and became effective in January 2006, with a provision for further time extensions for small systems. One system in Texas was equipped with treatment in 2009. Construction was completed in 2010 for treatment of one well in Pennsylvania acquired in 2008. No additional capital expenditures for arsenic treatment are anticipated at this time. If treatment is required in the future for an acquired system, the anticipated cost of treatment will be considered in our analysis of the system within the first two years of acquisition.
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
Clean Water Act — The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams, and groundwater. It is our policy to obtain and maintain all required permits and approvals for the discharges from our water and wastewater facilities, and to comply with all conditions of those permits and other regulatory requirements. A program is in place to monitor facilities for compliance with permitting, monitoring and reporting for wastewater discharges. From time to time, discharge violations may occur which may result in fines. These fines and penalties, if any, are not expected to have a material impact on our business, financial condition, or results of operations. We are also parties to compliance agreements with regulatory agencies in several states where we operate while improvements are being made to address wastewater discharge compliance issues. The required costs to comply with the agreements previously cited are included in our capital program, are expected to be less than 1% of our planned five-year capital budget, and are expected to be recoverable in rates.
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
We performed studies of our dams that identified two dams in Pennsylvania and three dams in Ohio requiring capital improvements resulting from the adoption by the Department of Environmental Protection in Pennsylvania, and by the Department of Natural Resources in Ohio, of revised formulas for determining the magnitude of a probable maximum flood. Capital improvements remain to be performed on one dam in Pennsylvania totaling approximately $14,000,000 planned during the three-year period from 2011 to 2013. Expenditures in the aggregate during the five-year period from 2011 to 2015 are expected to be approximately 1% of our planned capital program over the next five years. We continue to study alternatives for these remaining dams which may change the cost estimates of these capital improvements.
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
Security
We maintain security measures at our facilities, and collaborate with federal, state and local authorities and industry trade associations regarding information on possible threats and security measures for water utility operations. In the event of an increase in the cost of security, including capital expenditures, the costs incurred are expected to be recoverable in water rates and are not expected to have a material impact on our business, financial condition, or results of operations.
Employee Relations
As of December 31, 2010, we employed a total of 1,632 full-time employees. Our subsidiaries are parties to 11 labor agreements with labor unions covering 510 employees. The labor agreements expire at various times between March 2011 and December 2014.
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
The rates we charge our customers are subject to approval by public utility commissions or similar regulatory bodies in the states in which we operate. We file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Our ability to maintain and meet our financial objectives is dependent upon the recovery of and return on our capital investments and expenses through the rates we charge our customers. Once a rate increase petition is filed with a public utility commission, the ensuing administrative and hearing process may be lengthy and costly, and the cost to the Company may not always be fully recoverable. The timing of our rate increase requests are therefore partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase to the extent approved. In addition, the amount of rate increases may be decreased as a result of changes in income tax laws regarding tax-basis depreciation as it applies to our capital expenditures. We can provide no assurances that any future rate increase request will be approved by the appropriate state public utility commission; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments, expenses, and return for which we initially sought the rate increase.
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
Our business requires significant capital expenditures that are dependent on our ability to secure appropriate funding. Disruptions in the capital and credit markets may limit our access to capital. If we are unable to obtain sufficient capital, or if the cost of borrowing increases, it may materially and adversely affect our business, financial condition, and results of operations.
Our business is capital intensive. In addition to the capital required to fund our growth through acquisition strategy, on an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. We obtain funds for our capital expenditures from operations, contributions, and advances by developers and others, equity issuances and debt issuances. Our ability to maintain and meet our financial objectives is dependent upon the availability of adequate capital, and we may not be able to access the debt and equity markets on favorable terms or at all. The U.S. credit and liquidity crisis that started in 2008 caused substantial volatility in capital markets, including credit markets and the banking industry, and generally reduced the availability of credit from financing sources, which may re-occur in the future. If in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would have to seek alternative financing sources; however, there can be no assurance that these alternative financing sources would be available on terms acceptable to us or at all. In the event we are unable to obtain sufficient capital, we may need to reduce our capital expenditures and our ability to pursue acquisitions that we may rely on for future growth could be impaired. The reduction in capital expenditures may result in reduced potential earnings growth, affect our ability to meet environmental laws and regulations, and limit our ability to improve or expand our utility systems to the level we believe appropriate. There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction and maintenance. In addition, delays in completing major capital projects could delay the recovery of the capital expenditures associated with such projects through rates. If the cost of borrowing increases, we might not be able to recover increases in our cost of capital through rates. The inability to recover higher borrowing costs through rates, or the regulatory lag associated with the time that it takes to begin recovery, may adversely affect our business, financial condition, or results of operations.

Our inability to comply with debt covenants under our credit facilities could result in prepayment obligations.
We are obligated to comply with debt covenants under some of our loan and debt agreements. Failure to comply with covenants under our credit facilities could result in an event of default, which if not cured or waived, could result in us being required to repay or finance these borrowings before their due date, limit future borrowings, cause cross default issues, and increase borrowing costs. If we are forced to repay or refinance (on less favorable terms) these borrowings our business, financial condition, and results of operations could be adversely affected by increased costs and rates.
General economic conditions may affect our financial condition and results of operations.
A general economic downturn may lead to a number of impacts on our business that may affect our financial condition and results of operations. Such impacts may include: a reduction in discretionary and recreational water use by our residential water customers, particularly during the summer months when such discretionary usage is normally at its highest; a decline in usage by industrial and commercial customers as a result of decreased business activity; an increased incidence of customers’ inability to pay or delays in paying their utility bills, or an increase in customer bankruptcies, which may lead to higher bad debt expense and reduced cash flow; a lower natural customer growth rate due to a decline in new housing starts; and a decline in the number of active customers due to housing vacancies or abandonments. General economic turmoil may also lead to an investment market downturn, which may result in our pension plans’ asset market values suffering a decline and significant volatility. A decline in our pension plans’ asset market values could increase our required cash contributions to these plans and pension expense in subsequent years.
Federal and state environmental laws and regulations impose substantial compliance requirements on our operations. Our operating costs could be significantly increased in order to comply with new or stricter regulatory standards imposed by federal and state environmental agencies.
Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and federal and state regulations issued under these laws by the U.S. Environmental Protection Agency and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the U.S. and states. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot assure you that we will be at all times in total compliance with these laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to comply with these laws and our permits, it is possible that new or stricter standards could be imposed that will require additional capital expenditures or raise our operating costs. Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state public utility commissions or similar regulatory bodies that govern our business would approve rate increases to enable us to recover such expenditures and costs. In summary, we cannot assure you that our costs of complying with, or discharging liability under, current and future environmental and health and safety laws will not adversely affect our business, financial condition, or results of operations.

Our business is impacted by weather conditions and is subject to seasonal fluctuations, which could adversely affect demand for our water service and our revenues and earnings.
Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature, rainfall levels and rainfall frequency. In the event that temperatures during the typically warmer months are cooler than normal, if there is more rainfall than normal, or rainfall is more frequent than normal, the demand for our water may decrease and adversely affect our revenues and earnings.
Decreased residential customer water consumption as a result of water conservation efforts may adversely affect demand for our water service and may reduce our revenues and earnings.
We believe there have been general declines in water usage per residential customer as a result of an increase in conservation awareness, and the structural impact of an increased use of more efficient plumbing fixtures and appliances. These gradual, long-term changes are normally taken into account by the public utility commissions in setting rates, whereas short-term changes in water usage, if significant, may not be fully reflected in the rates we charge. We are dependent upon the revenue generated from rates charged to our residential customers for the volume of water used. If we are unable to obtain future rate increases to offset decreased residential customer water consumption to cover our investments, expenses, and return for which we initially sought the rate increase, our revenues and earnings may be adversely affected.
Drought conditions and government imposed water use restrictions may impact our ability to serve our current and future customers, and may impact our customers’ use of our water, which may adversely affect our business, financial condition, and results of operations.
We depend on an adequate water supply to meet the present and future demands of our customers. Drought conditions could interfere with our sources of water supply and could adversely affect our ability to supply water in sufficient quantities to our existing and future customers. An interruption in our water supply could have a material adverse effect on our business, financial condition, and results of operations. Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water supplies are sufficient to serve our customers during these drought conditions, which may adversely affect our business, financial condition, and results of operations.
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
An important element of our growth strategy is the acquisition and integration of water and wastewater systems in order to broaden our current, and move into new, service areas. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. It is our intent, when practical, to integrate any businesses we acquire with our existing operations. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources. Future acquisitions by us could result in:
•	dilutive issuances of our equity securities;
•	incurrence of debt, contingent liabilities, and environmental liabilities;
•	failure to maintain effective internal control over financial reporting;

•	recording goodwill and other intangible assets for which we may never realize their full value and may result in an asset impairment that may negatively affect our results of operations;
•	fluctuations in quarterly results;
•	other acquisition-related expenses; and
•	exposure to unknown or unexpected risks and liabilities.
Some or all of these items could have a material adverse effect on our business and our ability to finance our business and to comply with regulatory requirements. The businesses we acquire in the future may not achieve sales and profitability that would justify our investment, and any difficulties we encounter in the integration process, including in the integration of processes necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. In addition, as consolidation becomes more prevalent in the water and wastewater industries and competition for acquisitions increases, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions. Any of these risks may adversely affect our business, financial condition, or results of operations.
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
In a limited number of instances in our southern states where there are municipally-owned water or wastewater systems near our operating divisions, the municipally-owned system may either have water distribution or wastewater collection mains that are located adjacent to our division’s mains or may construct new mains that parallel our mains. In these circumstances, on occasion, the municipally-owned system may attempt to take over the customers who are connected to our mains, resulting in our mains becoming surplus or underutilized without compensation.
Contamination to our water supply may result in disruption in our services and litigation which could adversely affect our business, operating results and financial condition.
Our water supplies are subject to possible contamination, including contamination from naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as man-made organic chemicals, and possible terrorist attacks. In the event that a water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute, where feasible, the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our business, financial condition, and results of operations. The costs we incur to decontaminate a water source or an underground water system could be significant and could adversely affect our business, financial condition, and results of operations, and may not be recoverable in rates. We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. Our insurance policies may not be sufficient to cover the costs of these claims.

In addition to the potential pollution of our water supply as described above, we maintain security measures at our facilities and have heightened employee awareness of potential threats to our water systems. We have and will continue to bear any increase in costs for security precautions to protect our facilities, operations, and supplies, most of which have been recoverable under state regulatory policies. While the costs of increases in security, including capital expenditures, may be significant, we expect these costs to continue to be recoverable in water and wastewater rates. Despite our security measures, we may not be in a position to control the outcome of terrorist events, or other attacks on our water systems should they occur.
Wastewater operations entail significant risks and may impose significant costs.
Wastewater collection and treatment and septage pumping and sludge hauling involve various unique risks. If collection or treatment systems fail or do not operate properly, or if there is a spill, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing various damages and injuries, including environmental damage. These risks are most acute during periods of substantial rainfall or flooding, which are the main causes of sewer overflow and system failure. Liabilities resulting from such damages and injuries could materially and adversely affect our business, financial condition, and results of operations.
Dams and reservoirs present unique risks.
Several of our water systems include impounding dams and reservoirs of various sizes. Although we believe our dams are structurally sound and well-maintained, the failure of a dam could result in significant downstream property damage or injuries for which we may be liable. We periodically inspect our dams and purchase liability insurance to cover such risks, but depending on the nature of the downstream damage and cause of the failure, the policy limits of insurance coverage may not be sufficient. A dam failure could also result in damage to, or disruption of, our water treatment and pumping facilities that are often located downstream from our dams and reservoirs. Significant damage to these facilities could affect our ability to provide water to our customers and, consequently, our results of operations until the facilities and a sufficient raw water impoundment can be restored. The estimated costs to maintain our dams are included in our capital budget projections and, although such costs to date have been recoverable in rates, there can be no assurance that rate increases will be granted in a timely or sufficient manner to recover such costs in the future, if at all.
Work stoppages and other labor relations matters could adversely affect our operating results.
Approximately 30% of our workforce is unionized under 11 labor contracts with labor unions, which expire over several years. We believe our labor relations are good, but in light of rising costs for healthcare and retirement benefits, contract negotiations in the future may be difficult. We are subject to a risk of work stoppages and other labor relations matters as we negotiate with the unions to address these issues, which could affect our business, financial condition, and results of operations. We cannot assure you that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.
Significant or prolonged disruptions in the supply of important goods or services from third parties could adversely affect our business, financial condition, and results of operations.
We are dependent on a continuing flow of important goods and services from suppliers for our water and wastewater businesses. A disruption or prolonged delays in obtaining important supplies or services, such as maintenance services, purchased water, chemicals, electricity, or other materials, could adversely affect our water or wastewater services and our ability to operate in compliance with all regulatory requirements, which could have a significant effect on our results of operations. In certain circumstances, we rely on third parties to provide certain important services (such as certain customer bill print and mail activities or utility service operations in some of our divisions) and a disruption in these services could materially and adversely affect our results of operations and financial condition.

We are increasingly dependent on the continuous and reliable operation of our information technology systems, and a disruption of these systems could adversely affect our business.
We rely on our information technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our treatment, storage and pumping facilities. A loss of these systems or major problems with the operation of these systems could adversely affect our operations and have a material adverse effect on our results of operations.
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
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases (GHG), including carbon dioxide. Climate change legislation is currently pending in Congress, and if enacted, would limit GHG emissions from covered entities through a “cap and trade” system to reduce the quantity of national GHG emissions in accordance with established goals and timelines. Possible new climate change laws and regulations, if enacted, may require us to monitor and/or change our utility operations. GHG emissions occur at several points across our utility operations, notably our use of service vehicles and energy. It is possible that new standards could be imposed that will require additional capital expenditures or raise our operating costs. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our business, financial condition, or results of operations. Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state public utility commissions or similar regulatory bodies that govern our business would approve rate increases to enable us to recover such expenditures and costs. We cannot assure you that our costs of complying with new standards or laws will not adversely affect our business, financial condition, or results of operations.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our properties consist of transmission and distribution mains and conduits, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, pipes, dams, reservoirs, buildings, vehicles, land, easements, rights and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water and the collection and treatment of wastewater. Substantially all of our treatment, storage, and distribution properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of mortgage or indentures. These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries. For certain properties that we acquired through the exercise of the power of eminent domain and certain other properties we purchased, we hold title for water supply purposes only. We own, operate and maintain over ten thousand miles of transmission and distribution mains, surface water treatment plants, and many well treatment stations and wastewater treatment plants. A minority of the properties are leased under long-term leases.
The following table indicates our net property, plant and equipment, in thousands of dollars, as of December 31, 2010 in the principal states where we operate:

	Net Property,
	Plant and
	Equipment
Pennsylvania	$2,036,579	58.7%
North Carolina	250,547	7.2%
Illinois	238,844	6.9%
Ohio	212,107	6.1%
Texas	205,848	5.9%
Other*	525,333	15.2%

	$3,469,258	100.0%

*	Includes our operating subsidiaries in the following states: New Jersey, New York, Indiana, Florida, Virginia, Maine, Missouri, and Georgia.
We believe that our properties are generally maintained in good condition and in accordance with current standards of good water and wastewater works industry practice. We believe that our facilities are adequate and suitable for the conduct of our business and to meet customer requirements under normal circumstances.
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
For legal proceedings which were concluded during the first nine months of 2010, refer to our respective 2010 10-Q filings for disclosure of the conclusion of these legal proceedings.

The City of Fort Wayne, Indiana (the “City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana. We challenged whether the City was following the correct legal procedures in connection with the City’s attempted condemnation, but the Indiana Supreme Court, in an opinion issued in June 2007, supported the City’s position. In October 2007, the City’s Board of Public Works approved proceeding with its process to condemn the northern portion of our utility system at a preliminary price based on the City’s valuation. In October 2007, we filed an appeal with the Allen County Circuit Court challenging the Board of Public Works’ valuation on several bases. In November 2007, the City Council authorized the taking of this portion of our system and the payment of $16,910,500 based on the City’s valuation of the system. In January 2008, we reached a settlement agreement with the City to transition this portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically stated that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The Indiana Utility Regulatory Commission also reviewed and acknowledged the transfer of the Certificate of Territorial Authority for the northern portion of the system to the City. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. The net book value of the assets relinquished has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement. On March 16, 2009, oral argument was held before the Allen County Circuit Court on certain procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company disagrees with the Court’s decision and as such, on November 11, 2010, requested that the Wells County Indiana Circuit Court certify those issues for an interim appeal. The Wells County Circuit Court has granted that request and on January 14, 2011, the Company filed a request with the Indiana Court of Appeals to review the decision of those issues on appeal. The Company continues to evaluate its legal options with respect to this decision. Depending upon the ultimate outcome of all of the legal proceedings we may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represented approximately 0.50% of Aqua America’s total assets.
A lawsuit was filed by a husband and wife who lived in a house abutting a percolation pond at a wastewater treatment plant owned by one of the Company’s subsidiaries, Aqua Utilities Florida, Inc., in Pasco County, Florida. The lawsuit was originally filed in August 2006 in the circuit court for the Sixth Judicial Circuit in and for Pasco County, Florida and has been amended several times by the plaintiffs. The lawsuit alleges our subsidiary was negligent in the design, operation and maintenance of the plant, resulting in bodily injury to the plaintiffs and various damages to their property. Subsequent amendments to the complaint included additional counts alleging trespass, nuisance, and strict liability. A trial of this matter during January 2011 resulted in a dismissal of the count for strict liability and jury verdicts in favor of the Company on the remaining counts. On January 13, 2011, the plaintiffs filed a motion requesting a new trial. In the third quarter of 2008, approximately thirty-five additional plaintiffs, associated with approximately eight other homes in the area, filed another lawsuit with the same court making similar allegations against our subsidiary with respect to the operation of the facility. No trial date has been set for this lawsuit, but some of the plaintiffs testified in the trial of the original lawsuit. Both lawsuits have been submitted to our insurance carriers, who have reserved their rights with respect to various portions of the plaintiffs’ claims. Based on the ultimate outcome of the litigation, we may or may not have insurance coverage for parts or all of the claims. The Company continues to assess these matters and any potential losses. At this time, the Company believes that the estimated amount of any potential losses would not be material to the Company’s consolidated results of operations or consolidated financial condition.

One of the Company’s subsidiaries, South Haven Sewer Works, acquired in 2008 has been operating under a Consent Decree with the United States Environmental Protection Agency and the United States Department of Justice entered into in 2003. The Consent Decree addresses the elimination of sanitary sewer overflows from the subsidiary’s sewer system. Although substantial improvements to the system have been made to significantly reduce the number of sanitary sewer overflows at the sewer system since the Company’s acquisition of the subsidiary, the Environmental Protection Agency and Department of Justice proposed on May 11, 2010, a revised Consent Decree, including new dates for completing work to address sanitary sewer overflows in the system and a proposed civil penalty of $364,000 for purported sanitary sewer overflow violations since the date of the original Consent Decree. The Company’s subsidiary has contested the appropriateness of calculating the proposed penalty based on sanitary sewer violations occurring prior to the acquisition of the subsidiary and the amount of the proposed penalty. The Company intends to seek indemnification from the seller for this matter.
In July 2010 one of the Company’s subsidiaries, Aqua Pennsylvania, Inc., received a notice of violation from the Pennsylvania Department of Environmental Protection (“DEP”). The notice of violation resulted from the subsidiary’s commencement of construction of a water tank prior to receipt of a construction permit from DEP. The permit was subsequently received. On September 29, 2010, the DEP notified the Company about a proposed penalty of $120,000 in connection with the notice of violation. The Company’s subsidiary is contesting the amount of the proposed penalty and is working with the DEP to reach an amicable resolution.

Item 4.	(Removed and Reserved)
PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the ticker symbol WTR. As of February 11, 2011, there were approximately 27,193 holders of record of our common stock.
The following table shows the high and low intraday sales prices for our common stock as reported on the New York Stock Exchange composite transactions reporting system and the cash dividends paid per share for the periods indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2010
Dividend paid per common share	$0.145	$0.145	$0.145	$0.155	$0.590
Dividend declared per common share	0.145	0.145	0.300	—	0.590
Price range of common stock
- high	17.88	18.73	20.99	22.97	22.97
- low	16.45	16.52	17.38	20.20	16.45

2009
Dividend paid per common share	$0.135	$0.135	$0.135	$0.145	$0.550
Dividend declared per common share	0.135	0.135	0.280	—	0.550
Price range of common stock
- high	21.50	20.37	18.34	17.89	21.50
- low	16.59	16.12	16.50	15.39	15.39
We have paid common dividends consecutively for 66 years. Effective August 3, 2010, our Board of Directors authorized an increase of 6.9% in the December 1, 2010 quarterly dividend over the dividend Aqua America, Inc. paid in the previous quarter. As a result of this authorization, beginning with the dividend payment in December 2010, the annualized dividend rate increased to $0.62 per share. This is the 20th dividend increase in the past 19 years and the twelfth consecutive year that we have increased our dividend in excess of five percent. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1 and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant. During the past five years, our common dividends paid have averaged 67.4% of net income.

The following table summarizes the Company’s purchases of its common stock for the quarter ending December 31, 2010:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

October 1-31, 2010	—	$—	—	548,278
November 1-30, 2010	1,188	$21.63	—	548,278
December 1-31, 2010	—	$—	—	548,278

Total	1,188	$21.63	—	548,278

(1)	These amounts consist of shares we purchased from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plan is available to all employees who receive option grants under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.

Item 6.	Selected Financial Data
The information appearing in the section captioned “Summary of Selected Financial Data” from the portions of our 2010 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information appearing in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the portions of our 2010 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed rate, long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates and short-term debt, which is at floating interest rates. As of December 31, 2010, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for long-term debt are as follows:

								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value
Long-term debt:
Fixed rate	$28,413	$39,638	$34,393	$85,692	$63,215	$1,244,038	$1,495,389	$1,418,173
Variable rate		65,000		—	—	—	65,000	65,000

Total	$28,413	$104,638	$34,393	$85,692	$63,215	$1,244,038	$1,560,389	$1,483,173

Weighted average interest rate*	6.09%	2.37%	5.36%	5.21%	5.28%	5.31%	5.14%

*	Weighted average interest rate of 2012 long-term debt maturity is as follows: fixed rate debt of 5.51% and variable rate debt of 0.46%.
From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the “available-for-sale” marketable equity securities. As of December 31, 2010, our carrying value of certain investments, in thousands of dollars, was $6,209, which reflects the market value of such investments and is in excess of our original cost.

Item 8.	Financial Statements and Supplementary Data
Information appearing under the captions “Consolidated Statements of Income and Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Capitalization,” “Consolidated Statements of Equity” and “Notes to Consolidated Financial Statements” from the portions of our 2010 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein. Also, the information appearing in the sections captioned “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” from the portions of our 2010 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

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
(b) Management’s Report on Internal Control Over Financial Reporting — The information appearing in the section captioned “Management’s Report on Internal Control Over Financial Reporting” from the mportions of our 2010 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

(c) Attestation Report of the Registered Public Accounting Firm — The Attestation Report of our Independent Registered Public Accounting Firm as to our internal control over financial reporting, contained in our 2010 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K, is incorporated by reference herein. With the exception of the aforementioned information and the information incorporated by reference in Items 6, 7, and 8, the 2010 Annual Report to Shareholders is not to be deemed filed as part of the Annual Report on Form 10-K.
(d) Changes in Internal Control Over Financial Reporting — No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
The executive compensation committee of our Board of Directors previously approved the 2009 Omnibus Equity Compensation Plan (the “Plan”), effective May 8, 2009, with the purpose to encourage an individual receiving a grant under the Plan to contribute to the success of the Company, align the economic interests of the grantee with those of our shareholders and provide a means through which we can attract and retain officers, other key employees, non-employee directors and key consultants. In connection with the annual review by the executive compensation committee of the equity incentive compensation grants to be made under the Plan, starting in 2011, the executive compensation committee decided to increase the proportion of performance-based equity incentives as part of the annual equity incentive grants to the Company’s officers. As permitted under the Plan, the new performance-based awards were made in the form of performance share units, which along with restricted stock units comprise the 2011 equity incentive awards to the Company's Named Executive Officers. The performance share units and the restricted share units have the following general features:

Performance Share Units. A “performance share unit” (or “PSU”) represents the right to receive a share of our common stock based on the value of a share of our common stock, if specified performance goals are met.
Each grantee shall receive a target award of performance share units (PSUs may be earned up to 200% of such target amount). The PSUs shall be eligible to be earned over a three-year period beginning on January 1, 2011 and ending on December 31, 2013 (the “Performance Period”). The PSUs are contingently awarded and will become earned and payable if and to the extent that total shareholder return and earning per share performance goals (the “Performance Goals”) and certain other conditions are met. Dividend equivalents are credited on PSUs as dividends are paid on our common stock.
If the Committee certifies that Performance Goals are met, shares of our common stock equal to the vested PSUs shall be issued to the grantee on the third anniversary of the date of grant. If the grantee’s employment or service terminates during the Performance Period as a result of the grantee’s death or disability, the PSUs shall remain outstanding during the Performance Period and will vest based on the achievement of the Performance Goals. In the event of the grantee’s retirement, the PSUs shall remain outstanding during the Performance Period and the grantee may earn a pro-rata portion of his or her PSUs determined based on the number of months the grantee was employed during the Performance Period and on the achievement of the Performance Goals. In the case of the grantee’s termination by reason or death or disability or the grantee’s retirement, the vested PSUs will be paid to the grantee (or the grantee’s estate, as applicable) on the third anniversary of the grant date. PSUs shall be forfeited in the event of any other termination of employment before the third anniversary of the date of grant (except in the event of a Change in Control, as provided below).
If a Change in Control occurs, performance will be measured at the date of the Change in Control and the number of earned PSUs will be determined as of the date of the Change in Control. If a Change in Control occurs more than one year after the date of grant, the number of PSUs earned shall be the greater of the amount earned based on actual performance and the target number of PSUs. If a change in control occurs within one year after the date of grant, the number of PSUs earned shall be a pro-rata portion, determined based on the number of months the grantee was employed from the date of grant to the date of the Change in Control, of the greater of the amount earned based on actual performance and the target number of PSUs. In order for a grantee to vest in the earned PSUs, the grantee must continue to be employed by, or provide service to us, until the third anniversary of the date of grant and the payment with respect to such earned PSUs will be made on the third anniversary of the date of grant, except in the case of an earlier termination of employment as described below. Any PSUs that are not earned at the date of the Change in Control will be forfeited.
If the grantee terminates employment following a Change in Control as a result of the grantee’s death, disability, retirement or termination by us without Cause and the Committee certifies that the Performance Goals have been met, the grantee shall fully vest in his or her earned PSUs. If the grantee is a senior officer of the Company, the grantee shall also fully vest in his or her earned PSUs if the grantee terminates his or her employment for good reason after a Change in Control. Earned PSUs shall be paid to the grantee (or the grantee’s estate, as applicable) upon the grantee’s termination or retirement (unless the grantee is retirement eligible or becomes retirement eligible during the Performance Period, in which case, payment upon the grantee’s retirement may be made on the third anniversary of the date of grant), as applicable. If a grantee terminates for any other reason after a Change in Control, the grantee shall forfeit his or her unvested PSUs. If, in the transaction giving rise to the Change in Control, the PSUs are converted into the right to receive cash or other consideration, the earned PSUs will be paid in such consideration.
Certain grantees are subject to a twelve-month non-compete provision.
Restricted Stock Units. A “restricted stock unit” (or “RSU”) represents the right to receive a share of our common stock based on the value of a share of our common stock, if specified conditions are met.
The RSUs shall be eligible to be earned at the end of a three-year period beginning on the date of grant. The grantee must remain employed until the third anniversary of the date of grant to earn RSUs, except in the case of the grantee’s retirement, death or disability or certain other terminations from employment after a change in control, as described below. Dividend equivalents are credited on the RSUs as dividends are paid on our common stock. Shares of our common stock equal to the vested RSUs shall be issued to the grantee on the third anniversary of the date of the applicable grant.
If the grantee terminates employment with us prior to the third anniversary of the date of grant by reason of death or disability, the grantee will fully vest in his or her RSUs and payment will be made to the grantee (or the grantee’s estate, as applicable) upon termination of employment. In the event of the grantee’s retirement prior to the third anniversary of the date of grant, the grantee will earn a pro-rata portion of his or her RSUs based on the number of months the grantee was employed during the three-year vesting period. Such vested RSUs will be paid upon the grantee’s retirement.
If a Change in Control (as defined in the Plan) of the Company occurs, a grantee’s RSUs shall continue to vest based on the grantee’s continued employment with us through the third anniversary of the date of grant and the vested RSUs will be paid in February 2014, except upon an earlier termination as described below. If, after a Change in Control, the grantee terminates employment by reason of death, disability, retirement or termination by us without Cause (as defined in the Plan), the grantee shall fully vest in his or her RSUs. If the grantee is a senior officer of the Company, the grantee shall also fully vest in his or her RSUs if the grantee terminates his or her employment for good reason after a Change in Control. The vested RSUs shall be paid to the grantee (or the grantee’s estate, as applicable) upon such termination or retirement, as applicable. If a grantee terminates his or her employment for any other reason after a Change in Control, the grantee shall forfeit his or her unvested RSUs. If, in the transaction giving rise to the Change in Control, the RSUs are converted into the right to receive cash or other consideration, the vested RSUs will be paid in such consideration.
Certain grantees are subject to a twelve-month non-compete provision.

The following table summarizes the RSU and PSU awards granted to the Company’s Named Executive Officers on February 25, 2011. Each of the awards described below was made pursuant to, and is governed by, the terms of the Plan.

	Grants
	Restricted		Performance
	Stock Units		Share Units
	(# of units)		(# of units)
Nicholas DeBenedictis, Chief Executive Officer (Principal Executive Officer)	22,000	*	14,400

David P. Smeltzer, Chief Financial Officer (Principal Financial Officer)	3,335		6,025

Roy H. Stahl, Chief Administrative Officer, General Counsel and Secretary	3,281		5,928

Karl M. Kyriss, Regional President- Northeastern Operations	2,238		4,042

Christopher H. Franklin, Regional President- Midwest and Southern Operations and Senior Vice President Corp. & Public Affairs	2,194		3,965

*	In accordance with the Company’s Employment Agreement with the Chief Executive Officer, the number of restricted stock units granted to the Chief Executive Officer is consistent with the Company’s existing compensation practices at the time the Employment Agreement was entered into.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We make available free of charge within the “Investor Relations / Corporate Governance” section of our Internet Web site, at www.aquaamerica.com, our Corporate Governance Guidelines, the Charters of each Committee of our Board of Directors, and our Code of Ethical Business Conduct (the “Code”). Amendments to the Code, and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules, will be disclosed on our Web site. The reference to our Web site is intended to be an inactive textual reference only, and the contents of such Web site are not incorporated by reference herein and should not be considered part of this or any other report that we file with or furnish to the SEC.
Directors of the Registrant, Audit Committee, Audit Committee Financial Expert and Filings under Section 16(a)
The information appearing in the sections captioned “Information Regarding Nominees and Directors,” “Corporate Governance — Code of Ethics”, — “Board and Board Committees”, and — “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive Proxy Statement relating to our May 12, 2011, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Our Executive Officers
The following table and the notes thereto set forth information with respect to our executive officers, including their names, ages, positions with Aqua America, Inc. and business experience during the last five years:

		Position with
Name	Age	Aqua America, Inc. (1)

Nicholas DeBenedictis	65	Chairman, President and Chief Executive Officer (May 1993 to present); President and Chief Executive Officer (July 1992 to May 1993); Chairman and Chief Executive Officer, Aqua Pennsylvania, Inc. (July 1992 to present); President, Philadelphia Suburban Water Company (February 1995 to January 1999) (2)

Roy H. Stahl	58	Chief Administrative Officer, General Counsel (February 2007 to present), and Secretary (June 2001 to present); Executive Vice President and General Counsel (May 2000 to February 2007); Senior Vice President and General Counsel (April 1991 to May 2000) (3)

David P. Smeltzer	52	Chief Financial Officer (February 2007 to present); Senior Vice President — Finance and Chief Financial Officer (December 1999 to February 2007); Vice President - Finance and Chief Financial Officer (May 1999 to December 1999); Vice President — Rates and Regulatory Relations, Philadelphia Suburban Water Company (March 1991 to May 1999) (4)

Christopher H. Franklin	46	Regional President — Midwest and Southern Operations and Senior Vice President, Corporate and Public Affairs (January 2010 to present); Regional President, Aqua America — Southern Operations and Senior Vice President, Public Affairs and Customer Operations (January 2007 to January 2010); Vice President, Public Affairs and Customer Operations (July 2002 to January 2007) (5)

Karl M. Kyriss	60	Regional President — Northeastern Operations (January 2010 to present); Regional President, Aqua Mid-Atlantic Operations (February 2007 to January 2010); President — Aqua Pennsylvania (March 2003 to present) and President, Mid-Atlantic Operations (May 2005 to February 2007) (6)

Robert A. Rubin	48	Vice President, Controller and Chief Accounting Officer (May 2005 to present); Controller and Chief Accounting Officer (March 2004 to May 2005); Controller (March 1999 to March 2004) (7)

(1)	In addition to the capacities indicated, the individuals named in the above table hold other offices or directorships with subsidiaries of the Company. Officers serve at the discretion of the Board of Directors.

(2)	Mr. DeBenedictis was Secretary of the Pennsylvania Department of Environmental Resources from 1983 to 1986. From December 1986 to April 1989, he was President of the Greater Philadelphia Chamber of Commerce. Mr. DeBenedictis was Senior Vice President for Corporate and Public Affairs of Philadelphia Electric Company from April 1989 to June 1992.

(3)	From January 1984 to August 1985, Mr. Stahl was Corporate Counsel, from August 1985 to May 1988 he was Vice President — Administration and Corporate Counsel of Aqua America, Inc., and from May 1988 to April 1991 he was Vice President and General Counsel of Aqua America, Inc.

(4)	Mr. Smeltzer was Vice President — Controller of Philadelphia Suburban Water Company from March, 1986 to March 1991.

(5)	Mr. Franklin was Director of Public Affairs from January 1993 to February 1997.

(6)	Mr. Kyriss was Vice President — Northeast Region of American Water Works Services Company from 1997 to 2003.

(7)	Mr. Rubin was Accounting Manager with Aqua America, Inc. from June 1989 to June 1994. He then served from June 1994 to March 1999 as Assistant Controller of Philadelphia Suburban Water Company.

Item 11. Executive Compensation
The information appearing in the sections captioned “Executive Compensation” and “Director Compensation” of the definitive Proxy Statement relating to our May 12, 2011, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership of Common Stock — The information appearing in the section captioned “Ownership of Common Stock” of the Proxy Statement relating to our May 12, 2011, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.
Securities Authorized for Issuance under Equity Compensation Plans — The following table provides information for our equity compensation plans as of December 31, 2010:
Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,839,197	$19.54	4,324,907
Equity compensation plans not approved by security holders	0	0	0

Total	3,839,197	$19.54	4,324,907

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information appearing in the sections captioned “Corporate Governance — Director Independence” and “ — Policies and Procedures For Approval of Related Person Transactions” of the definitive Proxy Statement relating to our May 12, 2011, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services
The information appearing in the section captioned “Proposal No. 2 — Services and Fees” of the definitive Proxy Statement relating to our May 12, 2011, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.
PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements. The following is a list of our consolidated financial statements and supplementary data incorporated by reference in Item 8 hereof:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2010 and 2009
Consolidated Statements of Income and Comprehensive Income — 2010, 2009, and 2008
Consolidated Statements of Cash Flows — 2010, 2009, and 2008
Consolidated Statements of Capitalization — December 31, 2010 and 2009
Consolidated Statements of Equity — 2010, 2009, and 2008
Notes to Consolidated Financial Statements
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
Date: February 25, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Nicholas DeBenedictis Nicholas DeBenedictis	David P. Smeltzer David P. Smeltzer
Chairman, President, Chief Executive Officer	Chief Financial Officer (Principal Financial Officer)
and Director (Principal Executive Officer)

Robert A. Rubin Robert A. Rubin	Mary C. Carroll Mary C. Carroll
Vice President, Controller and	Director
Chief Accounting Officer (Principal Accounting Officer)

Richard H. Glanton Richard H. Glanton	Lon R. Greenberg Lon R. Greenberg
Director	Director

William P. Hankowsky William P. Hankowsky	Mario Mele Mario Mele
Director	Director

Ellen T. Ruff Ellen T. Ruff	Richard L. Smoot Richard L. Smoot
Director	Director

Andrew J. Sordoni III Andrew J. Sordoni III
Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation as of December 9, 2004 (17) (Exhibit 3.1)

3.2	By-Laws, as amended as of December 31, 2007 (26) (Exhibit 3.2)

3.3	Amendments to Sections 7.09 and 7.11 of the Bylaws as of December 31, 2008 (28) (Exhibit 3.3)

3.4	Amendments to Sections 3.17, 4.04, and 4.14 of the Bylaws as of October 5, 2010 (33) (Exhibit 3.2)

4.1
Indenture of Mortgage dated as of January 1, 1941 between Philadelphia Suburban Water Company and The Pennsylvania Company for Insurance on Lives and Granting Annuities(now First Pennsylvania Bank, N.A.), as Trustee, with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 (2) (Exhibits 4.1 through 4.16)

4.2	Agreement to furnish copies of other long-term debt instruments (1) (Exhibit 4.7)

4.3	Twenty-fourth Supplemental Indenture dated as of June 1,1988 (3) (Exhibit 4.5)

4.4	Twenty-fifth Supplemental Indenture dated as of January 1, 1990 (4) (Exhibit 4.6)

4.5	Twenty-sixth Supplemental Indenture dated as of November1, 1991 (5) (Exhibit 4.12)

4.6	Twenty-ninth Supplemental Indenture dated as of March 30,1995 (6) (Exhibit 4.17)

4.7	Thirty-third Supplemental Indenture, dated as of November 15, 1999 (10) (Exhibit 4.27)

4.8
Revolving Credit Agreement between Philadelphia Suburban Water Company and PNC Bank National Association, First Union National Bank, N.A., Mellon Bank, N.A. dated as of December 22, 1999 (10) (Exhibit 4.27)

4.9
First Amendment to Revolving Credit Agreement dated as of November 28, 2000, between Philadelphia Suburban Water Company and PNC Bank, National Association, First Union National Bank, N.A., Mellon Bank, N.A. dated as of December 22, 1999 (11) (Exhibit 4.19)

4.10
Second Amendment to Revolving Credit Agreement dated as of December 18, 2001, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, First Union National Bank, N.A., Fleet National Bank dated as of December 22, 1999 (12) (Exhibit 4.20)

4.11	Thirty-fourth Supplemental Indenture, dated as of October 15, 2001 (12) (Exhibit 4.21)

4.12	Thirty-fifth Supplemental Indenture, dated as of January 1, 2002 (12) (Exhibit 4.22)

4.13	Thirty-sixth Supplemental Indenture, dated as of June 1, 2002 (14) (Exhibit 4.23)

4.14	Thirty-seventh Supplemental Indenture, dated as of December 15, 2002 (15) (Exhibit 4.23)

4.15
Third Amendment to Revolving Credit Agreement dated as of December 16, 2002, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank dated as of December 22, 1999 (15) (Exhibit 4.25)

4.16
Fourth Amendment to Revolving Credit Agreement dated as of December 24, 2002, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank, National City Bank dated as of December 22, 1999 (15) (Exhibit 4.26)

4.17	Note Purchase Agreement among the note purchasers and Philadelphia Suburban Corporation, dated July 31, 2003 (16) (Exhibit 4.27)

4.18
Fifth Amendment to Revolving Credit Agreement dated as of December 14, 2003, between Philadelphia Suburban Water Company (and its successor Pennsylvania Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank, National City Bank dated as of December 22, 1999 (18) (Exhibit 4.25)

EXHIBIT INDEX

Exhibit No.	Description

4.19
Sixth Amendment to Revolving Credit Agreement dated as of December 12, 2004 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Fleet National Bank, National City Bank dated as of December 22, 1999 (21) (Exhibit 4.27)

4.20	Thirty-eighth Supplemental Indenture, dated as of November 15, 2004 (21) (Exhibit 4.28)

4.21	Thirty-ninth Supplemental Indenture, dated as of May 1, 2005 (20) (Exhibit 4.29)

4.22
Seventh Amendment to Revolving Credit Agreement dated as of December 6, 2005 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Bank of America, N.A. (formerly Fleet National Bank), National City Bank dated as of December 22, 1999 (13) (Exhibit 4.30)

4.23	Fortieth Supplemental Indenture, dated as of December 15, 2005 (13) (Exhibit 4.31)

4.24
Eighth Amendment to Revolving Credit Agreement dated as of December 1, 2006 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Bank of America, N.A. (formerly Fleet National Bank), National City Bank dated as of December 22, 1999 (22) (Exhibit 4.32)

4.25
Ninth Amendment to Revolving Credit Agreement dated as of February 28, 2007 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Bank of America, N.A. (formerly Fleet National Bank), National City Bank dated as of December 22, 1999 (26) (Exhibit 4.33)

4.26
Tenth Amendment to Revolving Credit Agreement dated as of December 6, 2007 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, Citizens Bank of Pennsylvania, Bank of America, N.A. (formerly Fleet National Bank), National City Bank dated as of December 22, 1999 (26) (Exhibit 4.34)

4.27	Forty-first Supplemental Indenture, dated as of January 1, 2007 (25) (Exhibit 4.1)

4.28	Forty-second Supplemental Indenture, dated as of December 1, 2007 (26) (Exhibit 4.36)

4.29
Eleventh Amendment to Revolving Credit Agreement dated as of December 4, 2008 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, and TD Bank, N.A., dated as of December 22, 1999 (28) (Exhibit 4.36)

4.30	Forty-third Supplemental Indenture, dated as of December 1, 2008 (28) (Exhibit 4.37)

4.31	Forty-fourth Supplemental Indenture, dated as of July 1, 2009 (29) (Exhibit 4.38)

4.32	Forty-fifth Supplemental Indenture, dated as of October 15, 2009 (32) (Exhibit 4.39)

4.33
Twelfth Amendment to Revolving Credit Agreement dated as of December 2, 2009 between Aqua Pennsylvania, Inc. (formerly known as Pennsylvania Suburban Water Company, successor by merger to Philadelphia Suburban Water Company) and PNC Bank, National Association, and TD Bank, N.A., dated as of December 22, 1999 (32) (Exhibit 4.39)

4.34	Revolving Credit Agreement between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., and Citizens Bank of Pennsylvania, dated as of November 30, 2010

4.35	Forty-sixth Supplemental Indenture, dated as of October 15, 2010

4.36	1994 Equity Compensation Plan, as amended by Amendment effective August 5, 2003* (18) (Exhibit 10.5)

EXHIBIT INDEX

Exhibit No.	Description

4.37	Placement Agency Agreement between Philadelphia Suburban Water Company and PaineWebber Incorporated dated as of March 30, 1995 (6) (Exhibit 10.12)

10.1	Philadelphia Suburban Corporation Amended and Restated Executive Deferral Plan as of December 31, 2003* (18) (Exhibit 10.9)

10.2	Philadelphia Suburban Corporation Deferred Compensation Plan Master Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996* (7) (Exhibit 10.24)

10.3	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Philadelphia Suburban Water Company and Commerce Capital Markets dated September 29, 1999 (9) (Exhibit 10.37)

10.4	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Philadelphia Suburban Water Company dated as of October 1, 1999 (9) (Exhibit 10.38)

10.5
Placement Agency Agreement between Philadelphia Suburban Water Company and Merrill Lynch & Co., PaineWebber Incorporated, A.G. Edwards & Sons, Inc., First Union Securities, Inc., PNC Capital Markets, Inc. and Janney Montgomery Scott, Inc., dated as of November 15, 1999 (10) (Exhibit 10.41)

10.6	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Philadelphia Suburban Water Company and The GMS Group, L.L.C., dated October 23, 2001 (12) (Exhibit 10.35)

10.7	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Philadelphia Suburban Water Company dated as of October 15, 2001 (12) (Exhibit 10.36)

10.8	Bond Purchase Agreement among the Bucks County Industrial Development Authority, Pennsylvania Suburban Water Company and Janney Montgomery Scott LLC, dated May 21, 2002 (14) (Exhibit 10.42)

10.9	Construction and Financing Agreement between the Bucks County Industrial Development Authority and Pennsylvania Suburban Water Company dated as of June 1, 2002 (14) (Exhibit 10.43)

10.10	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Pennsylvania Suburban Water Company, and The GMS Group, L.L.C., dated December 19, 2002 (15) (Exhibit 10.44)

10.11	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Pennsylvania Suburban Water Company dated as of December 15, 2002 (15) (Exhibit 10.45)

10.12	Aqua America, Inc. 2004 Equity Compensation Plan as amended by Amendment effective February 22, 2007* (22) (Exhibit 10.29)

10.13	2010 Annual Cash Incentive Compensation Plan* (32) (Exhibit 10.24)

10.14
Bond Purchase Agreement among the Northumberland County Industrial Development Authority, Aqua Pennsylvania, Inc., and Sovereign Securities Corporation, LLC, dated November 16, 2004 (21) (Exhibit 10.31)

10.15	Aqua America, Inc. 2004 Equity Compensation Plan* (19) (Appendix C)

10.16	2005 Executive Deferral Plan* (21) (Exhibit 10.33)

10.17	Bond Purchase Agreement among the Montgomery County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 12, 2007 (26) (Exhibit 10.34)

EXHIBIT INDEX

Exhibit No.	Description

10.18	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated May 10, 2005 (20) (Exhibit 10.36)

10.19	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2005 (13) (Exhibit 10.37)

10.20	Aqua America, Inc. Dividend Reinvestment and Direct Stock Purchase Plan* (26)

10.21	Aqua America, Inc. Amended and Restated Employee Stock Purchase Plan* (13) (Exhibit 10.39)

10.22	Non-Employee Directors’ Compensation for 2011*

10.23	Non-Employee Directors’ Compensation for 2010* (28) (Exhibit 10.32)

10.24	Bond Purchase Agreement among the Chester County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2006 (25) (Exhibit 10.2)

10.25	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 4, 2008 (28) (Exhibit 10.35)

10.26	Aqua America, Inc. 2004 Equity Compensation Plan (amended and restated as of January 1, 2009)* (28) (Exhibit 10.36)

10.27	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Nicholas DeBenedictis* (28) (Exhibit 10.37)

10.28	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Roy H. Stahl* (28) (Exhibit 10.38)

10.29	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and David P. Smeltzer* (28) (Exhibit 10.39)

10.30	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Karl M. Kyriss* (28) (Exhibit 10.40)

10.31	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Christopher H. Franklin* (28) (Exhibit 10.41)

10.32	Change in Control and Severance Agreement between Aqua America, Inc. and Nicholas DeBenedictis* (28) (Exhibit 10.42)

10.33	Change in Control Agreement between Aqua America, Inc. and Roy H. Stahl* (28) (Exhibit 10.43)

10.34	Change in Control Agreement between Aqua America, Inc. and David P. Smeltzer* (28) (Exhibit 10.44)

10.35	Change in Control Agreement between Aqua America, Inc. and Karl M. Kyriss* (28) (Exhibit 10.45)

10.36	Change in Control Agreement between Aqua America, Inc. and Christopher H. Franklin* (28) (Exhibit 10.46)

10.37	Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2008)* (28) (Exhibit 10.47)

10.38	Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas DeBenedictis (as amended and restated effective January 1, 2008)* (28) (Exhibit 10.48)

EXHIBIT INDEX

Exhibit No.	Description

10.39	Amendment 2008-1 to the Aqua America, Inc. Deferred Compensation Plan Master Trust Agreement dated as of December 15, 2008* (28) (Exhibit 10.50)

10.40	Aqua America, Inc. 2009 Executive Deferral Plan, As Amended and Restated Effective January 1, 2009* (27) (Exhibit 4.1)

10.41	Aqua America, Inc. 2009 Omnibus Equity Compensation Plan* (30) (Exhibit 99.1)

10.42	Aqua America, Inc. 2009 Omnibus Equity Compensation Plan, As Amended Effective February 25, 2011 *

10.43	Employment agreement dated January 31, 2010, between Aqua America, Inc. and Nicholas DeBenedictis * (31) (Exhibit 10.1)

10.44	First amendment to Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2008)* (32) (Exhibit 10.54)

10.45	Second amendment to Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2008)* (31) (Exhibit 10.3)

10.46	First amendment to Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas DeBenedictis (as amended and restated effective January 1, 2008)* (32) (Exhibit 10.56)

10.47	Second amendment to Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas DeBenedictis (as amended and restated effective January 1, 2008)* (31) (Exhibit 10.4)

10.48
Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., and Janney Montgomery Scott LLC, dated June 30, 2009 (29) (Exhibit 10.52)

10.49
Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., Janney Montgomery Scott LLC, and PNC Capital Markets LLC, dated October 20, 2009 (32) (Exhibit 10.59)

10.50	Restricted Stock Grant Agreement made by Aqua America, Inc. to Nicholas DeBenedictis dated January 31, 2010* (31) (Exhibit 10.2)

10.51
Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., PNC Capital Markets LLC, and TD Securities (USA) LLC, dated October 27, 2010

13.1	Selected portions of Annual Report to Shareholders for the year ended December 31, 2010 incorporated by reference in Annual Report on Form 10-K for the year ended December 31, 2010.

21.1	Subsidiaries of Aqua America, Inc.

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EXHIBIT INDEX

Exhibit No.	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

Notes -
Documents Incorporated by Reference

(1)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1992.

(2)	Indenture of Mortgage dated as of January 1, 1941 with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 were filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1983.

(3)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1988.

(4)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1989.

(5)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1991.

(6)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(7)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996.

(8)	Filed as an Exhibit to Form 8-K filed August 7, 1997.

(9)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(10)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

(11)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(12)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2001.

(13)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2005.

(14)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(15)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2002.

(16)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(17)	Filed as an Exhibit to Form 8-K filed December 9, 2004.

(18)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2003.

(19)	Filed as Appendix C to definitive Proxy Statement dated April 2, 2004.

(20)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(21)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2004.

(22)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2006.

(23)	Filed as an Exhibit to Form 8-K filed March 7, 2005.

(24)	Filed as a Registration Statement on Form S-3 on August 8, 2008.

(25)	Filed an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(26)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2007.

(27)	Filed as a Registration Statement on Form S-8 on December 10, 2008.

(28)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2008.

(29)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(30)	Filed as a Registration Statement on Form S-8 on June 11, 2009.

(31)	Filed as an Exhibit to Form 8-K filed on February 4, 2010.

(32)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2009.

(33)	Filed as an Exhibit to Form 8-K filed on October 7, 2010.

*	Indicates management contract or compensatory plan or arrangement.