Form 10-Q
period 2011-03-31
AQUA AMERICA INC
filed 2011-05-09
CIK 78128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 27, 2011: 138,217,191

AQUA AMERICA, INC. AND SUBSIDIARIES

Page

Part I — Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets (unaudited) — March 31, 2011 and December 31, 2010	2

Consolidated Statements of Income and Comprehensive Income (unaudited) — Three Months Ended March 31, 2011 and 2010	3

Consolidated Statements of Capitalization (unaudited) — March 31, 2011 and December 31, 2010	4

Consolidated Statement of Equity (unaudited) — Three Months Ended March 31, 2011	5

Consolidated Statements of Cash Flow (unaudited) — Three Months Ended March 31, 2011 and 2010	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II — Other Information

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	24

Signatures	25

Exhibit Index	26

Exhibit 10.52
Exhibit 10.53
Exhibit 10.54
Exhibit 10.55
Exhibit 10.56
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part 1 — Financial Information

Item 1.	Financial Statements
AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	March 31,	December 31,
	2011	2010
Assets
Property, plant and equipment, at cost	$4,532,368	$4,488,195
Less: accumulated depreciation	1,035,565	1,020,395

Net property, plant and equipment	3,496,803	3,467,800

Current assets:
Cash and cash equivalents	7,259	5,934
Accounts receivable and unbilled revenues, net	79,132	85,881
Income tax receivable	33,600	33,600
Deferred income taxes	16,116	0
Inventory, materials and supplies	10,937	10,616
Prepayments and other current assets	9,849	10,846

Total current assets	156,893	146,877

Regulatory assets	222,958	217,376
Deferred charges and other assets, net	60,144	65,093
Funds restricted for construction activity	134,427	135,086
Goodwill	41,101	40,234

	$4,112,326	$4,072,466

Liabilities and Equity
Aqua America stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 138,906,683 and 138,449,039 in 2011 and 2010	$69,452	$69,223
Capital in excess of par value	673,605	664,369
Retained earnings	461,433	452,470
Treasury stock, at cost, 698,108 and 673,472 shares in 2011 and 2010	(12,875)	(12,307)
Accumulated other comprehensive income	501	499

Total Aqua America stockholders’ equity	1,192,116	1,174,254

Noncontrolling interest	576	572

Total equity	1,192,692	1,174,826

Long-term debt, excluding current portion	1,530,092	1,531,976
Commitments and contingencies	—	—

Current liabilities:
Current portion of long-term debt	28,351	28,413
Loans payable	91,994	89,668
Accounts payable	29,471	45,382
Accrued interest	20,960	15,891
Accrued taxes	15,393	16,401
Other accrued liabilities	23,125	27,960

Total current liabilities	209,294	223,715

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	514,223	478,705
Customers’ advances for construction	66,679	66,966
Regulatory liabilities	37,599	35,921
Other	112,367	116,250

Total deferred credits and other liabilities	730,868	697,842

Contributions in aid of construction	449,380	444,107

	$4,112,326	$4,072,466

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010

Operating revenues	$171,324	$160,517

Operating expenses:
Operations and maintenance	67,325	67,601
Depreciation	27,293	26,200
Amortization	1,956	3,172
Taxes other than income taxes	13,765	12,860

	110,339	109,833

Operating income	60,985	50,684

Other expense (income):
Interest expense, net	19,943	18,430
Allowance for funds used during construction	(1,977)	(1,541)
Gain on sale of other assets	(121)	(1,929)

Income before income taxes	43,140	35,724
Provision for income taxes	12,789	14,213

Net income attributable to common shareholders	$30,351	$21,511

Net income attributable to common shareholders	$30,351	$21,511
Other comprehensive income, net of tax:
Unrealized holding gain on investments	4	902
Reclassification adjustment for gain reported in net income	(2)	(1,330)

Comprehensive income	$30,353	$21,083

Net income per common share:
Basic	$0.22	$0.16

Diluted	$0.22	$0.16

Average common shares outstanding during the period:
Basic	137,825	136,509

Diluted	138,384	136,800

Cash dividends declared per common share	$0.155	$0.145

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands of dollars, except per share amounts)
(UNAUDITED)

		March 31,	December 31,
		2011	2010
Aqua America stockholders’ equity:
Common stock, $.50 par value		$69,452	$69,223
Capital in excess of par value		673,605	664,369
Retained earnings		461,433	452,470
Treasury stock, at cost		(12,875)	(12,307)
Accumulated other comprehensive income		501	499

Total Aqua America stockholders’ equity		1,192,116	1,174,254

Noncontrolling interest		576	572

Total equity		1,192,692	1,174,826

Long-term debt:

Long-term debt of subsidiaries (substantially secured by utility plant):

Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2012 to 2034	6,469	6,632
1.00% to 1.99%	2011 to 2035	22,165	22,758
2.00% to 2.99%	2019 to 2029	13,217	13,461
3.00% to 3.99%	2016 to 2025	26,094	26,548
4.00% to 4.99%	2020 to 2043	367,776	367,854
5.00% to 5.99%	2011 to 2043	429,600	429,663
6.00% to 6.99%	2011 to 2036	78,237	78,232
7.00% to 7.99%	2012 to 2025	29,872	30,155
8.00% to 8.99%	2021 to 2025	34,186	34,260
9.00% to 9.99%	2011 to 2026	44,695	44,694
10.40%	2018	6,000	6,000

		1,058,311	1,060,257

Notes payable to bank under revolving credit agreement, variable rate, due May 2012		65,000	65,000
Unsecured notes payable:
Notes ranging from 4.62% to 4.87%, due 2013 through 2024		193,000	193,000
Notes ranging from 5.01% to 5.95%, due 2014 through 2037		242,132	242,132

		1,558,443	1,560,389
Current portion of long-term debt		28,351	28,413

Long-term debt, excluding current portion		1,530,092	1,531,976

Total capitalization		$2,722,784	$2,706,802

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars)
(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income (Loss)	Interest	Total
Balance at December 31, 2010	$69,223	$664,369	$452,470	$(12,307)	$499	$572	$1,174,826
Net income	—	—	30,351	—	—	4	30,355
Unrealized holding gain on investments, net of income tax of $2	—	—	—	—	4	—	4
Reclassification adjustment for gain reported in net income, net of income tax of $1	—	—	—	—	(2)	—	(2)
Dividends paid	—	—	(21,388)	—	—	—	(21,388)
Sale of stock (148,565 shares)	71	2,964	—	166	—	—	3,201
Repurchase of stock (31,978 shares)	—	—	—	(734)	—	—	(734)
Equity compensation plan forfeitures (855 shares)	(1)	1	—	—	—	—	—
Exercise of stock options (317,276 shares)	159	4,748	—	—	—	—	4,907
Stock-based compensation	—	970	—	—	—	—	970
Employee stock plan tax benefits	—	553	—	—	—	—	553

Balance at March 31, 2011	$69,452	$673,605	$461,433	$(12,875)	$501	$576	$1,192,692

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income attributable to common shareholders	$30,351	$21,511
Adjustments to reconcile net income attributable to common shareholders to net cash flows from operating activities:
Depreciation and amortization	29,249	29,372
Deferred income taxes	20,735	1,791
Provision for doubtful accounts	962	1,115
Stock-based compensation	970	946
Gain on sale of utility system	(2,452)	0
Gain on sale of other assets	(121)	(1,929)
Net decrease in receivables, inventory and prepayments	5,593	3,250
Net (decrease) increase in payables, accrued interest, accrued taxes and other accrued liabilities	(4,676)	10,886
Other	(6,520)	(2,860)

Net cash flows from operating activities	74,091	64,082

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $1,977 and $1,541	(60,340)	(67,174)
Acquisitions of utility systems and other, net	0	(205)
Additions to funds restricted for construction activity	(71)	(980)
Release of funds previously restricted for construction activity	730	958
Net proceeds from the sale of utility system and other assets	3,237	3,031
Proceeds from note receivable	5,289	375
Other	(194)	51

Net cash flows used in investing activities	(51,349)	(63,944)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	643	2,886
Repayments of customers’ advances	(987)	(4,290)
Net proceeds of short-term debt	2,326	36,981
Proceeds from long-term debt	0	31,334
Repayments of long-term debt	(1,891)	(48,881)
Change in cash overdraft position	(7,792)	(9,362)
Proceeds from issuing common stock	3,201	3,075
Proceeds from exercised stock options	4,907	1,088
Stock-based compensation windfall tax benefits	298	110
Repurchase of common stock	(734)	(344)
Dividends paid on common stock	(21,388)	(19,818)

Net cash flows used in financing activities	(21,417)	(7,221)

Net increase (decrease) in cash and cash equivalents	1,325	(7,083)
Cash and cash equivalents at beginning of period	5,934	21,869

Cash and cash equivalents at end of period	$7,259	$14,786

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 1	Basis of Presentation
The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at March 31, 2011, the consolidated statements of income and comprehensive income for the three months ended March 31, 2011 and 2010, the consolidated statements of cash flow for the three months ended March 31, 2011 and 2010, and the consolidated statement of equity for the three months ended March 31, 2011, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. The December 31, 2010 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2010 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.
Note 2	Goodwill
The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated

Balance at December 31, 2010	$36,113	$4,121	$40,234
Goodwill acquired	867	—	867

Balance at March 31, 2011	$36,980	$4,121	$41,101

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 3	Dispositions
The City of Fort Wayne, Indiana (“the City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries that the Company acquired in connection with the AquaSource acquisition in 2003. In 2008, the Company reached a settlement with the City to transition the northern portion of the system in 2008 upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically stated that the final valuation of the northern portion of the Company’s system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, the Company turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether the Company is entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company disagreed with the Court’s decision and as such on November 11, 2010, requested that the Wells County Indiana Circuit Court certify those issues for an interim appeal. The Wells County Indiana Circuit Court granted that request and on March 7, 2011, the Indiana Court of Appeals granted the Company’s request to review the decision of those issues on appeal. Depending upon the outcome of all of the legal proceeding the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the utility system relinquished represents approximately 0.50% of the Company’s total assets.
In March 2011, the Company sold a water and wastewater utility system in Texas for net proceeds of $3,118. The sale resulted in the recognition of a gain on the sale of these assets, net of expenses of $2,452. The gain is reported in the consolidated statements of income and comprehensive income as a reduction to operations and maintenance expense.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 4	Fair Value of Financial Instruments
The carrying amount of current assets and liabilities that are considered financial instruments approximates their fair value as of the dates presented. The carrying amount and estimated fair value of the Company’s long-term debt are as follows:

	March 31,	December 31,
	2011	2010
Carrying Amount	$1,558,443	$1,560,389
Estimated Fair Value	1,472,703	1,483,816
The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The Company’s customers’ advances for construction and related tax deposits have a carrying value of $66,679 as of March 31, 2011, and $66,966 as of December 31, 2010. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. Portions of these non-interest bearing instruments are payable annually through 2026 and amounts not paid by the contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.
Note 5	Net Income per Common Share
Basic net income per common share is based on the weighted average number of common shares outstanding. Diluted net income per common share is based on the weighted average number of common shares outstanding and potentially dilutive shares. The dilutive effect of employee stock-based compensation is included in the computation of diluted net income per common share. The dilutive effect of stock-based compensation is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation. The following table summarizes the shares, in thousands, used in computing basic and diluted net income per common share:

	Three Months Ended
	March 31,
	2011	2010
Average common shares outstanding during the period for basic computation	137,825	136,509
Dilutive effect of employee stock-based compensation	559	291

Average common shares outstanding during the period for diluted computation	138,384	136,800

For the three months ended March 31, 2011 and 2010, employee stock options to purchase 937,133 and 3,136,875 shares of common stock, respectively, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 6	Stock-based Compensation
Under the Company’s 2009 Omnibus Equity Compensation Plan (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The 2009 Plan authorizes 5,000,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2009 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the Plan to any one individual in any one year is 200,000. Awards under the 2009 Plan are made by a committee of the Board of Directors. At March 31, 2011, 4,160,076 shares underlying stock-based compensation awards were still available for grants under the 2009 Plan. No further grants may be made under the 2004 Plan.
Performance Share Units — A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three year performance period specified in the grant, subject to certain exceptions through the three year vesting period. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals. During the three months ended March 31, 2011, the Company recorded stock-based compensation related to PSUs as a component of operations and maintenance expense of $101. Prior to the first quarter of 2011, there were no grants of PSUs. The following table summarizes nonvested PSU transactions for the three months ended March 31, 2011:

	Number	Weighted
	of	Average
	Share Units	Fair Value

Nonvested share units at beginning of period	—	$—
Granted	109,375	24.38
Performance criteria adjustment	14,219	24.38
Forfeited	—	—
Vested	—	—
Share unit awards issued	—	—

Nonvested share units at end of period	123,594	$24.38

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
The fair value of PSUs was estimated at the grant date based on the probability of satisfying the performance conditions associated with the PSUs using the Monte Carlo valuation method. The per unit weighted-average fair value at the date of grant for PSUs granted during the three months ended March 31, 2011 was $24.38. The fair value of each PSU grant is amortized into compensation expense on a straight-line basis over their respective vesting periods, which ranges from 24 to 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. The recording of compensation expense for PSUs has no impact on net cash flows.
Restricted Stock Units — A restricted stock unit (“RSU”) represents the right to receive a share of the Company’s common stock. RSUs are eligible to be earned at the end of a specified restricted period, generally three years, beginning on the date of grant. During the three months ended March 31, 2011, the Company recorded stock-based compensation related to awards of RSUs as a component of operations and maintenance expense of $39. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. Prior to the first quarter of 2011, there were no grants of RSUs. The following table summarizes nonvested RSU transactions for the three months ended March 31, 2011:

	Number	Weighted
	of	Average
	Stock Units	Fair Value

Nonvested stock units at beginning of period	—	$—
Granted	44,342	22.21
Vested	—	—
Forfeited	—	—

Nonvested stock units at end of period	44,342	$22.21

Stock Options — The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model. The following table provides compensation costs for stock-based compensation related to stock options granted in prior periods:

	Three months ended March 31,
	2011	2010
Stock-based compensation for stock options within operations and maintenance expenses	$440	$494
Income tax benefit	374	152

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
There were no stock options granted during the three months ended March 31, 2011. The following table summarizes stock option transactions for the three months ended March 31, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	3,839,197	$19.54
Granted	—
Forfeited	(3,968)	18.19
Expired	(10,115)	21.92
Exercised	(317,276)	15.47

Outstanding at end of period	3,507,838	$19.91	5.6	$13,565

Exercisable at end of period	3,018,724	$20.23	5.2	$11,124

Restricted Stock — During the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation related to restricted stock awards granted in prior periods as a component of operations and maintenance expense in the amounts of $389 and $452, respectively. The following table summarizes nonvested restricted stock transactions for the three months ended March 31, 2011:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	233,387	$17.62
Granted	—	—
Vested	(69,204)	17.75
Forfeited	(855)	17.23

Nonvested share units at end of period	163,328	$17.57

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

	Pension Benefits
	Three Months Ended
	March 31,
	2011	2010
Service cost	$1,044	$1,172
Interest cost	2,964	3,220
Expected return on plan assets	(2,596)	(2,796)
Amortization of prior service cost	43	35
Amortization of actuarial loss	1,016	1,030
Capitalized costs	(857)	(797)

Net periodic benefit cost	$1,614	$1,864

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2011	2010
Service cost	$376	$305
Interest cost	812	620
Expected return on plan assets	(621)	(462)
Amortization of transition obligation	34	26
Amortization of prior service cost	(89)	(67)
Amortization of actuarial loss	206	171
Amortization of regulatory asset	34	34
Capitalized costs	(155)	(121)

Net periodic benefit cost	$597	$506

The Company made cash contributions of $9,520 to its defined benefit pension plans during the first three months of 2011, and intends to make cash contributions of $7,620 to the plans during the remainder of 2011. In addition, the Company expects to make cash contributions of $2,012 for the funding of its other postretirement benefit plans during the remainder of 2011.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 8	Taxes Other than Income Taxes
The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2011	2010

Property	$7,071	$6,526
Capital stock	882	866
Gross receipts, excise and franchise	2,316	2,220
Payroll	2,319	2,149
Other	1,177	1,099

Total taxes other than income	$13,765	$12,860

Note 9	Segment Information
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
The following tables present the Company’s segment information:

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$168,365	$2,959	$171,324	$158,006	$2,511	$160,517
Operations and maintenance expense	66,259	1,066	67,325	66,058	1,543	67,601
Depreciation	27,652	(359)	27,293	26,605	(405)	26,200
Operating income	59,330	1,655	60,985	49,851	833	50,684
Interest expense, net of AFUDC	17,008	958	17,966	16,223	666	16,889
Gain (loss) on sale of other assets	75	46	121	(117)	2,046	1,929
Income tax	12,651	138	12,789	13,844	369	14,213
Net income attributable to common shareholders	29,746	605	30,351	19,667	1,844	21,511
Capital expenditures	59,880	460	60,340	67,045	129	67,174

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	March 31,	December 31,
	2011	2010
Total assets:
Regulated	4,041,788	3,991,493
Other and eliminations	70,538	80,973

Consolidated	$4,112,326	$4,072,466

Note 10	Commitments and Contingencies
The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of March 31, 2011, the aggregate amount of $12,363 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. Further, the Company has insurance coverage for certain of these loss contingencies, and as of March 31, 2011, estimates that approximately $2,617 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.
Note 11	Income Taxes
As of March 31, 2011, the Company recorded a deferred tax asset for a Federal net operating loss (“NOL”) carryforward of $41,176, and for the Company’s Pennsylvania operating subsidiary a state NOL of $17,061. The Company believes the Federal and state NOL carryforwards are more likely than not to be recovered and require no valuation allowance. The Company’s Federal and state NOL carryforwards do not begin to expire until 2030 and 2031, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 12	Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements that the Company has adopted that would have a material impact on the Company’s consolidated results of operations or consolidated financial position during the three months ended March 31, 2011.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands of dollars, except per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our belief in our ability to renew our short-term lines of credit; the impact and the actions we may need to take if we are unable to obtain sufficient capital; the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,“intends,” “will,” “continue” or the negative of such terms or similar expressions. Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include, among others: the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, changes to the capital markets, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such report. As a result, readers are cautioned not to place undue reliance on any forward-looking statements. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.
General Information
Nature of Operations - Aqua America, Inc. (“we” or “us”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 3 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, New York, Florida, Indiana, Virginia, Maine, Missouri, and Georgia. Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 25 other counties in Pennsylvania. Our other subsidiaries provide similar services in 12 other states. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories as well as sludge hauling, septage and grease services, backflow prevention services, and certain other non-regulated water and wastewater services.

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
Financial Condition
During the first three months of 2011, we had $60,340 of capital expenditures, and repaid debt and made sinking fund contributions and other loan repayments of $1,891. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.
At March 31, 2011, we had $7,259 of cash and cash equivalents compared to $5,934 at December 31, 2010. During the first three months of 2011, we used the proceeds from internally generated funds, the sale of other assets, and the issuance of common stock, to fund the cash requirements discussed above and to pay dividends.
At March 31, 2011, our $95,000 unsecured revolving credit facility, which expires in May 2012, had $12,399 available for borrowing. At March 31, 2011, we had short-term lines of credit of $167,000, of which $75,006 was available. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with three banks, which is used to provide working capital, and as of March 31, 2011, $19,747 was available.
Our short-term lines of credit of $167,000 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be. The United States credit and liquidity crisis that occurred in 2008 and 2009 caused substantial volatility in capital markets, including credit markets and the banking industry, generally reduced the availability of credit from financing sources, and could re-occur in the future. If in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would have to seek alternative financing sources; however, there can be no assurance that these alternative financing sources would be available on terms acceptable to us. In the event we are not able to obtain sufficient capital, we may need to reduce our capital expenditures and our ability to pursue acquisitions that we may rely on for future growth could be impaired.

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
Results of Operations
Analysis of First Quarter of 2011 Compared to First Quarter of 2010
Revenues increased $10,807 or 6.7% primarily due to additional revenues associated with increased water and wastewater rates of $7,960, increased water consumption as compared to the first quarter of 2010, and additional water and wastewater revenues of $573 associated with a larger customer base due to acquisitions.
Operations and maintenance expenses decreased by $276 or 0.4% primarily due to the gain on the sale of our utility system in Texas of $2,452, the effect of the write-off in the first quarter of 2010 of previously deferred regulatory expenses of $1,011, and decreased insurance expense of $919. Offsetting these decreases was increased water production costs of $1,380, an increase in postretirement benefits expenses of $770, increases in operating costs associated with acquired utility systems of $458, and normal increases in other operating costs. The increase in water production costs is primarily due to an increase in the cost of purchased water.
Depreciation expense increased $1,093 or 4.2% due to the utility plant placed in service since March 31, 2010.
Amortization decreased $1,216 primarily due to the additional expense recognized in the first quarter of 2010 of $1,635 resulting from the recovery of our costs associated with a completed rate filing in Texas.
Taxes other than income taxes increased by $905 or 7.0% primarily due to an increase in property taxes of $545, which is attributable to an increase in recoverable expenses associated with a rate award received in February 2010 for one of our states. In that state recovery of the property taxes began with the conclusion of the most recent rate proceeding whereas previously these taxes had been deferred pending the inclusion in future rates.
Interest expense increased by $1,513 or 8.2% primarily due to additional borrowings to finance capital projects, offset partially by decreased interest rates on long-term debt.
Allowance for funds used during construction (“AFUDC”) increased by $436 primarily due to an increase in the average balance of proceeds held from tax-exempt bond issuances that are restricted to funding certain capital projects.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Gain on sale of other assets totaled $121 in the first quarter of 2011 and $1,929 in the first quarter of 2010. The decrease of $1,808 is principally due to a gain on the sale of an investment in the first quarter of 2010.
Our effective income tax rate was 29.6% in the first quarter of 2011 and 39.8% in the first quarter of 2010. The effective income tax rate decreased as a result of the recognition in 2011 of the net state income tax benefit of $4,328 associated with 100% bonus depreciation for qualifying capital additions.
Net income attributable to common shareholders increased by $8,840 or 41.1%, in comparison to the same period in 2010 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.06 reflecting the change in net income attributable to common shareholders and a 1.2% increase in the average number of common shares outstanding. If earnings were adjusted to exclude the net state income tax benefit associated with 100% bonus depreciation, a non-GAAP financial measure, earnings would have increased by $0.03 per share, as compared to the first quarter of 2010. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan, dividend reinvestment plan, and employee stock purchase plan.
Impact of Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements that the Company has adopted that would have a material impact on the Company’s consolidated results of operations or consolidated financial position during the three months ended March 31, 2011.
Non-Generally Accepted Accounting Principle (“GAAP”) Financial Measures
In addition to reporting “net income attributable to common shareholders” and “net income per common share”, U.S. GAAP financial measures, we are presenting below “income attributable to common shareholders before net state income tax benefit associated with 100% bonus depreciation” and “income per common share before net state income tax benefit associated with 100% bonus depreciation”, which are considered non-GAAP financial measures. The Company is providing disclosure of the reconciliation of these non-GAAP measures to their most comparable GAAP financial measures. The Company believes that the non-GAAP financial measures provide investors the ability to measure the Company’s financial operating performance excluding the net state income tax benefit associated with 100% bonus depreciation, which is more indicative of the Company’s ongoing performance, and is more comparable to measures reported by other companies. The Company further believes that the presentation of these non-GAAP financial measures is useful to investors as a more meaningful way to compare the Company’s operating performance against its historical financial results and to assess the underlying profitability of our core business. As currently enacted, 100% bonus depreciation is in effect for qualifying capital additions placed in service from September 8, 2010 through December 31, 2011.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010

Net income attributable to common shareholders (GAAP financial measure)	$30,351	$21,511
Less: Net state income tax benefit associated with 100% bonus depreciation	4,328	—

Income attributable to common shareholders before net state income tax benefit associated with 100% bonus depreciation (Non-GAAP financial measure)	$26,023	$21,511

Net income per common share (GAAP financial measure):
Basic	$0.22	$0.16
Diluted	$0.22	$0.16

Income per common share before net state income tax benefit associated with 100% bonus depreciation (Non-GAAP financial measure):
Basic	$0.19	$0.16
Diluted	$0.19	$0.16

Average common shares outstanding:
Basic	137,825	136,509

Diluted	138,384	136,800

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. There have been no significant changes in our exposure to market risks since December 31, 2010. Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information.

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

AQUA AMERICA, INC. AND SUBSIDIARIES
(b)	Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1.	Legal Proceedings
The City of Fort Wayne, Indiana (the “City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana. In 2008, we reached a settlement agreement with the City to transition this portion of the system in 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically stated that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement. On March 16, 2009, oral argument was held before the Allen County Circuit Court on certain procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company disagreed with the Court’s decision and as such, on November 11, 2010, requested that the Wells County Indiana Circuit Court certify those issues for an interim appeal. The Wells County Circuit Court granted that request and on March 7, 2011, the Indiana Court of Appeals granted the Company’s request to review the decision of those issues on appeal. Depending upon the ultimate outcome of all of the legal proceedings we may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represented approximately 0.50% of Aqua America’s total assets.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 1A.	Risk Factors
There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Form 10-K”) under “Part 1, Item 1A — Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Aqua America’s purchases of its common stock for the quarter ended March 31, 2011:
Issuer Purchases of Equity Securities

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

January 1 – 31, 2011	20,075	$23.28	—	548,278
February 1 – 28, 2011	7,136	$22.52	—	548,278
March 1 – 31, 2011	4,767	$22.47	—	548,278

Total	31,978	$22.99	—	548,278

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

(2)
On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits affected in the form of stock distributions since the authorization date.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 6.	Exhibits
The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.
May 9, 2011

Aqua America, Inc. Registrant

Nicholas DeBenedictis Nicholas DeBenedictis
Chairman, President and
Chief Executive Officer

David P. Smeltzer
David P. Smeltzer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.52	2011 Annual Cash Incentive Compensation Plan

10.53	Form of Performance Share Unit Grant Agreement for Chief Executive Officer

10.54	Form of Performance Share Unit Grant Agreement for other Executive Officers

10.55	Form of Restricted Stock Unit Grant Agreement for Chief Executive Officer

10.56	Form of Restricted Stock Unit Grant Agreement for other Executive Officers

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document