Form 10-Q
period 2011-06-30
AQUA AMERICA INC
filed 2011-08-05
CIK 78128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 22, 2011: 138,405,123

AQUA AMERICA, INC. AND SUBSIDIARIES

Part 1 — Financial Information
Item 1. Financial Statements
AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	June 30,	December 31,
	2011	2010
Assets
Property, plant and equipment, at cost	$4,616,437	$4,488,195
Less: accumulated depreciation	1,060,585	1,020,395

Net property, plant and equipment	3,555,852	3,467,800

Current assets:
Cash and cash equivalents	6,917	5,934
Accounts receivable and unbilled revenues, net	93,579	85,881
Income tax receivable	33,600	33,600
Deferred income taxes	20,764	—
Inventory, materials and supplies	11,794	10,616
Prepayments and other current assets	11,375	10,846

Total current assets	178,029	146,877

Regulatory assets	226,875	217,376
Deferred charges and other assets, net	57,237	65,093
Funds restricted for construction activity	134,411	135,086
Goodwill	40,778	40,234

	$4,193,182	$4,072,466

Liabilities and Equity
Aqua America stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 139,105,938 and 138,449,039 in 2011 and 2010	$69,552	$69,223
Capital in excess of par value	676,888	664,369
Retained earnings	477,574	452,470
Treasury stock, at cost, 703,065 and 673,472 shares in 2011 and 2010	(12,980)	(12,307)
Accumulated other comprehensive income	522	499

Total Aqua America stockholders’ equity	1,211,556	1,174,254

Noncontrolling interest	581	572

Total equity	1,212,137	1,174,826

Long-term debt, excluding current portion	1,468,525	1,531,976
Commitments and contingencies	—	—

Current liabilities:
Current portion of long-term debt	90,502	28,413
Loans payable	118,884	89,668
Accounts payable	42,708	45,382
Accrued interest	16,930	15,891
Accrued taxes	10,632	16,401
Other accrued liabilities	27,226	27,960

Total current liabilities	306,882	223,715

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	545,102	478,705
Customers’ advances for construction	66,143	66,966
Regulatory liabilities	39,489	35,921
Other	107,122	116,250

Total deferred credits and other liabilities	757,856	697,842

Contributions in aid of construction	447,782	444,107

	$4,193,182	$4,072,466

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010

Operating revenues	$359,553	$338,961

Operating expenses:
Operations and maintenance	137,762	136,911
Depreciation	54,871	53,002
Amortization	3,887	6,486
Taxes other than income taxes	27,211	25,803

	223,731	222,202

Operating income	135,822	116,759

Other expense (income):
Interest expense, net	40,049	36,934
Allowance for funds used during construction	(3,909)	(3,002)
Gain on sale of other assets	(259)	(2,039)

Income before income taxes	99,941	84,866
Provision for income taxes	32,000	33,500

Net income attributable to common shareholders	$67,941	$51,366

Net income attributable to common shareholders	$67,941	$51,366
Other comprehensive income, net of tax:
Unrealized holding gain on investments	96	902
Reclassification adjustment for gains reported in net income	(73)	(1,330)

Comprehensive income	$67,964	$50,938

Net income per common share:
Basic	$0.49	$0.38

Diluted	$0.49	$0.38

Average common shares outstanding during the period:
Basic	137,971	136,647

Diluted	138,518	136,960

Cash dividends declared per common share	$0.31	$0.29

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended
	June 30,
	2011	2010

Operating revenues	$188,229	$178,444

Operating expenses:
Operations and maintenance	70,437	69,310
Depreciation	27,578	26,802
Amortization	1,931	3,314
Taxes other than income taxes	13,446	12,943

	113,392	112,369

Operating income	74,837	66,075

Other expense (income):
Interest expense, net	20,106	18,504
Allowance for funds used during construction	(1,932)	(1,461)
Gain on sale of other assets	(138)	(110)

Income before income taxes	56,801	49,142
Provision for income taxes	19,211	19,287

Net income attributable to common shareholders	$37,590	$29,855

Net income attributable to common shareholders	$37,590	$29,855
Other comprehensive income, net of tax:
Unrealized holding gain on investments	92	—
Reclassification adjustment for gain reported in net income	(71)	—

Comprehensive income	$37,611	$29,855

Net income per common share:
Basic	$0.27	$0.22

Diluted	$0.27	$0.22

Average common shares outstanding during the period:
Basic	138,114	136,785

Diluted	138,781	137,012

Cash dividends declared per common share	$0.155	$0.145

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands of dollars, except per share amounts)
(UNAUDITED)

		June 30,	December 31,
		2011	2010
Aqua America stockholders’ equity:
Common stock, $.50 par value		$69,552	$69,223
Capital in excess of par value		676,888	664,369
Retained earnings		477,574	452,470
Treasury stock, at cost		(12,980)	(12,307)
Accumulated other comprehensive income		522	499

Total Aqua America stockholders’ equity		1,211,556	1,174,254

Noncontrolling interest		581	572

Total equity		1,212,137	1,174,826

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):

Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2012 to 2034	6,468	6,632
1.00% to 1.99%	2011 to 2035	26,044	22,758
2.00% to 2.99%	2019 to 2029	13,904	13,461
3.00% to 3.99%	2016 to 2030	25,636	26,548
4.00% to 4.99%	2020 to 2043	367,698	367,854
5.00% to 5.99%	2012 to 2043	429,512	429,663
6.00% to 6.99%	2011 to 2036	78,243	78,232
7.00% to 7.99%	2012 to 2025	29,585	30,155
8.00% to 8.99%	2021 to 2025	34,111	34,260
9.00% to 9.99%	2011 to 2026	44,694	44,694
10.40%	2018	6,000	6,000

		1,061,895	1,060,257

Notes payable to bank under revolving credit agreement, variable rate, due May 2012		62,000	65,000
Unsecured notes payable:
Notes ranging from 4.62% to 4.87%, due 2013 through 2024		193,000	193,000
Notes ranging from 5.01% to 5.95%, due 2014 through 2037		242,132	242,132

		1,559,027	1,560,389
Current portion of long-term debt		90,502	28,413

Long-term debt, excluding current portion		1,468,525	1,531,976

Total capitalization		$2,680,662	$2,706,802

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars)
(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income (Loss)	Interest	Total
Balance at December 31, 2010	$69,223	$664,369	$452,470	$(12,307)	$499	$572	$1,174,826
Net income	—	—	67,941	—	—	9	67,950
Unrealized holding gain on investments, net of income tax of $52	—	—	—	—	96	—	96
Reclassification adjustment for gain reported in net income, net of income tax of $39	—	—	—	—	(73)	—	(73)
Dividends paid	—	—	(42,813)	—	—	—	(42,813)
Sale of stock (299,441 shares)	143	5,920	—	325	—	—	6,388
Repurchase of stock (44,014 shares)	—	—	—	(998)	—	—	(998)
Equity compensation plan (14,716 shares)	7	(7)	—	—	—	—	—
Exercise of stock options (357,703 shares)	179	5,388	—	—	—	—	5,567
Stock-based compensation	—	1,727	(24)	—	—	—	1,703
Employee stock plan tax benefits	—	(509)	—	—	—	—	(509)

Balance at June 30, 2011	$69,552	$676,888	$477,574	$(12,980)	$522	$581	$1,212,137

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands of dollars)
(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income attributable to common shareholders	$67,941	$51,366
Adjustments to reconcile net income attributable to common shareholders to net cash flows from operating activities:
Depreciation and amortization	58,758	59,488
Deferred income taxes	33,216	4,495
Provision for doubtful accounts	2,202	2,233
Stock-based compensation	1,727	2,159
Gain on sale of utility system	(4,317)	—
Gain on sale of other assets	(259)	(2,039)
Net increase in receivables, inventory and prepayments	(12,806)	(8,394)
Net decrease in payables, accrued interest, accrued taxes and other accrued liabilities	(996)	(6,684)
Other	(9,522)	(3,233)

Net cash flows from operating activities	135,944	99,391

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $3,909 and $3,002	(142,844)	(140,767)
Acquisitions of utility systems and other, net	(6,533)	(1,621)
Additions to funds restricted for construction activity	(119)	(1,020)
Release of funds previously restricted for construction activity	794	4,216
Net proceeds from the sale of utility system and other assets	11,498	3,297
Proceeds from note receivable	5,289	580
Other	(383)	(4,838)

Net cash flows used in investing activities	(132,298)	(140,153)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	2,307	4,243
Repayments of customers’ advances	(1,275)	(4,818)
Net proceeds of short-term debt	29,216	23,946
Proceeds from long-term debt	22,293	101,329
Repayments of long-term debt	(23,562)	(50,897)
Change in cash overdraft position	214	(9,309)
Proceeds from issuing common stock	6,388	6,188
Proceeds from exercised stock options	5,567	1,411
Stock-based compensation windfall tax benefits	—	117
Repurchase of common stock	(998)	(527)
Dividends paid on common stock	(42,813)	(39,678)

Net cash flows (used in) from financing activities	(2,663)	32,005

Net increase (decrease) in cash and cash equivalents	983	(8,757)
Cash and cash equivalents at beginning of period	5,934	21,869

Cash and cash equivalents at end of period	$6,917	$13,112

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 1	Basis of Presentation
The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at June 30, 2011, the consolidated statements of income and comprehensive income for the six and three months ended June 30, 2011 and 2010, the consolidated statements of cash flow for the six months ended June 30, 2011 and 2010, and the consolidated statement of equity for the six months ended June 30, 2011, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. The December 31, 2010 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2010 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.
Note 2	Goodwill
The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated

Balance at December 31, 2010	$36,113	$4,121	$40,234
Goodwill acquired	867	—	867
Reclassifications to utility plant acquisition adjustment	(323)	—	(323)

Balance at June 30, 2011	$36,657	$4,121	$40,778

The reclassification of goodwill to utility plant acquisition adjustment results from a mechanism approved by the applicable public utility commission. The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with certain acquisitions upon achieving certain objectives.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 3	Acquisitions
As part of the Company’s growth-through-acquisition strategy, in July 2011, the Company entered into a definitive agreement with American Water Works Company, Inc. (“American Water”) to purchase all of the stock of the subsidiary of American Water’s regulated water and wastewater operations in Ohio for cash of approximately $88,000 at closing plus certain assumed liabilities, including debt of approximately $16,000. American Water’s Ohio operations serve approximately 57,000 customers. The purchase price is subject to certain adjustments at closing, and closing is conditioned upon the closing of the Company’s sale of its regulated water operations in New York to American Water, and is subject to applicable regulatory approvals. The transaction is expected to close in the first quarter of 2012.

In June 2011, the Company completed its acquisition of approximately 51 water and five wastewater systems in Texas serving approximately 5,300 customers. The total purchase price consisted of $6,245 in cash. The pro forma effect of the business acquired is not material to the Company’s results of operations.
Note 4	Dispositions
In July 2011, the Company entered into a definitive agreement with Connecticut Water Service, Inc. to sell its regulated water operations in Maine for cash of approximately $35,800 at closing plus certain assumed liabilities, including debt of approximately $17,500. The purchase price is subject to certain adjustments at closing. This subsidiary is included in the Regulated segment, and as of June 30, 2011, the carrying amount of Maine’s assets and liabilities were $57,340 and $39,501, respectively. The Company’s Maine operations serve approximately 16,000 customers. The sale is conditioned, among other things, on the receipt of regulatory approvals, and is expected to close in the first quarter of 2012. In the third quarter, the Company will recognize additional income tax expense of approximately $5,000 for the additional deferred tax liabilities that arise from the difference between the stock and tax basis of the Company’s investment in its Aqua Maine subsidiary. The completion of this transaction will conclude the Company’s operations in Maine.

In July 2011, the Company entered into a definitive agreement with American Water to sell its regulated water operations in New York for cash of approximately $42,000 at closing plus certain assumed liabilities, including debt of approximately $23,000. This subsidiary is included in the Regulated segment, and as of June 30, 2011, the carrying amount of New York’s assets and liabilities were $105,801 and $63,905, respectively. In the third quarter, the Company will recognize additional income tax expense of approximately $2,500 for the additional deferred tax liabilities that arise from the difference between the stock and tax basis of the Company’s investment in its Aqua New York subsidiary. The Company’s New York operations serve approximately 51,000 customers. The purchase price is subject to certain adjustments at closing, and closing is conditioned upon the closing of the Company’s acquisition of American Water’s regulated water and wastewater operations in Ohio, and is subject to applicable regulatory approvals. The sale is expected to close in the first quarter of 2012. The completion of this transaction will conclude the Company’s operations in New York.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Based on an assessment of the sale prices and the carrying values of the Company’s planned dispositions of its Maine and New York operations, there is no anticipated impairment expected to be recognized as a result of the sale agreements.

In June 2011, the Company sold a water and wastewater utility system for net proceeds of $4,106. The sale resulted in the recognition of a gain on the sale, net of expenses, of $1,580 in the second quarter of 2011, and is reported in the consolidated statements of income and comprehensive income as a reduction to operations and maintenance expense. As of June 30, 2011, an additional amount of contingent gain has been deferred pending the final regulatory treatment afforded to such item.

In May 2011, the Company sold its regulated water and wastewater operations in Missouri for net proceeds of $3,225. This sale of the Company’s Missouri operations concluded the bulk of our regulated utility operations in Missouri.

In January 2011, the Company sold a water and wastewater utility system in Texas for net proceeds of $3,118. The sale resulted in the recognition of a gain on the sale of these assets, net of expenses, of $2,452. The gain is reported in the consolidated statements of income and comprehensive income as a reduction to operations and maintenance expense.

The City of Fort Wayne, Indiana (the “City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries that the Company acquired in connection with the AquaSource acquisition in 2003. In 2008, the Company reached a settlement with the City to transition the northern portion of the system in 2008 upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically stated that the final valuation of the northern portion of the Company’s system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, the Company turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether the Company is entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company disagreed with the Court’s decision and as such on November 11, 2010, requested that the Wells County

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Indiana Circuit Court certify those issues for an interim appeal. The Wells County Indiana Circuit Court granted that request and on March 7, 2011, the Indiana Court of Appeals granted the Company’s request to review the decision of those issues on appeal. On July 6, 2011, the Company filed its appeal with the Indiana Court of Appeals. Depending upon the outcome of all of the legal proceeding the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the utility system relinquished represents approximately 0.4% of the Company’s total assets.
Note 5	Fair Value of Financial Instruments
The carrying amount of current assets and liabilities that are considered financial instruments approximates their fair value as of the dates presented. The carrying amount and estimated fair value of the Company’s long-term debt are as follows:

	June 30,	December 31,
	2011	2010
Carrying Amount	$1,559,027	$1,560,389
Estimated Fair Value	1,586,315	1,483,816
The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The Company’s customers’ advances for construction and related tax deposits have a carrying value of $66,143 as of June 30, 2011, and $66,966 as of December 31, 2010. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. Portions of these non-interest bearing instruments are payable annually through 2026 and amounts not paid by the contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Average common shares outstanding during the period for basic computation	137,971	136,647	138,114	136,785
Dilutive effect of employee stock-based compensation	547	313	667	227

Average common shares outstanding during the period for diluted computation	138,518	136,960	138,781	137,012

For the six and three months ended June 30, 2011, employee stock options to purchase 933,800 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods. For the six and three months ended June 30, 2010, employee stock options to purchase 2,665,445 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods.
Note 7	Stock-based Compensation
Under the Company’s 2009 Omnibus Equity Compensation Plan (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The 2009 Plan authorizes 5,000,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2009 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the Plan to any one individual in any one year is 200,000. Awards under the 2009 Plan are made by a committee of the Board of Directors. At June 30, 2011, 4,149,814 shares underlying stock-based compensation awards were still available for grants under the 2009 Plan. No further grants may be made under the 2004 Plan.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Performance Share Units — A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three year performance period specified in the grant, subject to certain exceptions through the three year vesting period. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals. During the six and three months ended June 30, 2011, the Company recorded stock-based compensation related to PSUs as a component of operations and maintenance expense of $361, and $260, respectively. The following table summarizes nonvested PSU transactions for the six months ended June 30, 2011:

	Number	Weighted
	of	Average
	Share Units	Fair Value

Nonvested share units at beginning of period	—	$—
Granted	109,375	24.38
Performance criteria adjustment	14,027	24.38
Forfeited	(1,475)	24.38
Vested	—	—
Share unit awards issued	—	—

Nonvested share units at end of period	121,927	$24.38

The fair value of PSUs was estimated at the grant date based on the probability of satisfying the performance conditions associated with the PSUs using the Monte Carlo valuation method. The per unit weighted-average fair value at the date of grant for PSUs granted during the six months ended June 30, 2011 was $24.38. The fair value of each PSU grant is amortized into compensation expense on a straight-line basis over their respective vesting periods, which range from 24 to 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. The recording of compensation expense for PSUs has no impact on net cash flows.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Restricted Stock Units — A restricted stock unit (“RSU”) represents the right to receive a share of the Company’s common stock. RSUs are eligible to be earned at the end of a specified restricted period, generally three years, beginning on the date of grant. During the six and three months ended June 30, 2011, the Company recorded stock-based compensation related to awards of RSUs as a component of operations and maintenance expense of $141, and $102, respectively. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. The following table summarizes nonvested RSU transactions for the six months ended June 30, 2011:

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

Stock Options — The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model. The following table provides compensation costs for stock-based compensation related to stock options granted in prior periods:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Stock-based compensation for stock options within operations and maintenance expenses	$769	$1,013	$329	$519
Income tax benefit	420	301	46	149
There were no stock options granted during the six months ended June 30, 2011. During the second quarter of 2011, the Company recorded an adjustment related to its historical stock option forfeitures that resulted in a favorable adjustment to compensation expense of $644 and additional income tax expense of $52.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
The following table summarizes stock option transactions for the six months ended June 30, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	3,839,197	$19.54
Granted	—
Forfeited	(12,356)	18.56
Expired	(10,796)	23.13
Exercised	(357,703)	15.56

Outstanding at end of period	3,458,342	$19.95	5.4	$10,975

Exercisable at end of period	2,973,498	$20.28	4.9	$8,997

Restricted Stock — During the six months ended June 30, 2011 and 2010, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense in the amounts of $1,100 and $1,144, respectively. During the three months ended June 30, 2011 and 2010, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense in the amounts of $711 and $692, respectively. The following table summarizes nonvested restricted stock transactions for the six months ended June 30, 2011:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	233,387	$17.62
Granted	16,000	22.44
Vested	(85,204)	18.63
Forfeited	(1,824)	17.23

Nonvested share units at end of period	162,359	$17.57

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

	Pension Benefits
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$2,087	$2,344	$1,044	$1,172
Interest cost	5,928	6,440	2,964	3,220
Expected return on plan assets	(5,191)	(5,592)	(2,596)	(2,796)
Amortization of prior service cost	87	70	43	35
Amortization of actuarial loss	2,033	2,060	1,016	1,030
Capitalized costs	(1,808)	(1,685)	(951)	(888)
Settlement charge	—	884	—	884

Net periodic benefit cost	$3,136	$4,521	$1,520	$2,657

		Other
	Postretirement Benefits
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$751	$610	$376	$305
Interest cost	1,623	1,240	812	620
Expected return on plan assets	(1,243)	(924)	(621)	(462)
Amortization of transition obligation	69	52	34	26
Amortization of prior service cost	(178)	(134)	(89)	(67)
Amortization of actuarial loss	411	342	206	171
Amortization of regulatory asset	68	68	34	34
Capitalized costs	(343)	(250)	(188)	(129)

Net periodic benefit cost	$1,158	$1,004	$564	$498

The Company made cash contributions of $16,540 to its defined benefit pension plans during the first six months of 2011, and intends to make cash contributions of $600 to the plans during the remainder of 2011. In addition, the Company expects to make cash contributions of $2,012 for the funding of its other postretirement benefit plans during the remainder of 2011.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 9	Water and Wastewater Rates
During the first six months of 2011, the Company’s operating divisions in Ohio, Pennsylvania, and Indiana, were granted base rate increases designed to increase total operating revenues on an annual basis by $3,421.
Note 10	Taxes Other than Income Taxes
The following table provides the components of taxes other than income taxes:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Property	$13,852	$13,039	$6,781	$6,513
Capital stock	1,773	1,791	892	924
Gross receipts, excise and franchise	4,937	4,680	2,620	2,459
Payroll	3,940	3,748	1,621	1,600
Other	2,709	2,545	1,532	1,447

Total taxes other than income	$27,211	$25,803	$13,446	$12,943

Note 11	Segment Information
The Company has identified thirteen operating segments and has one reportable segment named the “Regulated” segment. The reportable segment is comprised of twelve operating segments for the Company’s water and wastewater regulated utility companies which are organized by the states where we provide these services. In addition, one segment is not quantitatively significant to be reportable and is comprised of the businesses that provide on-site septic tank pumping, sludge hauling services and certain other non-regulated water and wastewater services. This segment is included as a component of “Other” in the tables below. Also included in “Other” are corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
The following tables present the Company’s segment information:

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$184,956	$3,273	$188,229	$175,593	$2,851	$178,444
Operations and maintenance expense	68,024	2,413	70,437	66,523	2,787	69,310
Depreciation	28,112	(534)	27,578	27,179	(377)	26,802
Operating income	73,849	988	74,837	66,038	37	66,075
Interest expense, net of AFUDC	17,087	1,087	18,174	16,342	701	17,043
Gain on sale of other assets	23	115	138	110	—	110
Income tax	19,338	(127)	19,211	20,009	(722)	19,287
Net income attributable to common shareholders	37,447	143	37,590	29,797	58	29,855

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$353,221	$6,332	$359,553	$333,599	$5,362	$338,961
Operations and maintenance expense	134,283	3,479	137,762	132,581	4,330	136,911
Depreciation	55,764	(893)	54,871	53,784	(782)	53,002
Operating income	133,179	2,643	135,822	115,889	870	116,759
Interest expense, net of AFUDC	34,095	2,045	36,140	32,565	1,367	33,932
Gain (loss) on sale of other assets	98	161	259	(7)	2,046	2,039
Income tax	31,989	11	32,000	33,853	(353)	33,500
Net income attributable to common shareholders	67,193	748	67,941	49,464	1,902	51,366
Capital expenditures	141,967	877	142,844	140,500	267	140,767

	June 30,	December 31,
	2011	2010
Total assets:
Regulated	4,088,525	3,991,493
Other and eliminations	104,657	80,973

Consolidated	$4,193,182	$4,072,466

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 12	Commitments and Contingencies
The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of June 30, 2011, the aggregate amount of $11,106 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. Further, the Company has insurance coverage for certain of these loss contingencies, and as of June 30, 2011, estimates that approximately $1,244 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.
The Company maintains agreements with other water purveyors for the purchase of water to supplement its water supply, particularly during periods of peak demand. The agreements stipulate purchases of minimum quantities of water to the year 2026. During the second quarter of 2011, the Company received notice of increased rates on certain purchase water agreements. As a result of these increases, the Company’s estimated annual commitments related to all of such purchases through 2015 are expected to average $12,274 and the aggregate of the commitments for the years remaining approximates $49,697.
Note 13	Income Taxes
As of June 30, 2011, the Company recorded a deferred tax asset for a Federal net operating loss (“NOL”) carryforward of $55,400, and for the Company’s Pennsylvania operating subsidiary, a state NOL of $13,743. The Company believes the Federal and state NOL carryforwards are more likely than not to be recovered and require no valuation allowance. The Company’s Federal and state NOL carryforwards do not begin to expire until 2030 and 2031, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 14	Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements that the Company has adopted that would have a material impact on the Company’s consolidated results of operations or consolidated financial position during the six months ended June 30, 2011.

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
General Information
Nature of Operations - Aqua America, Inc. (“we” or “us”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 3 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, New York, Florida, Indiana, Virginia, Maine, and Georgia. Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 25 other counties in Pennsylvania. Our other subsidiaries provide similar services in 11 other states. In July 2011, we entered into a definitive agreement to purchase all of American Water Works Company, Inc’s regulated operations in Ohio (the “Ohio acquisition”), which serve approximately 57,000 customers, and to simultaneously sell our regulated water and wastewater operations in New York, which serve approximately 51,000 customers. Also, in July 2011, we entered into a definitive agreement to sell our operations in Maine, which serve approximately 16,000 customers. The Ohio acquisition will be financed by the issuance of long-term and / or short-term debt. The proceeds from the

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
dispositions of our operations in New York and Maine will be used to paydown a portion of our short-term debt and other general corporate purposes. These transactions are conditioned, among other things, on the receipt of regulatory approvals, and are expected to close in the first quarter of 2012. The completion of these transactions will conclude our operations in New York and Maine. In December 2010, we entered into a definitive agreement to sell our regulated water and wastewater operations in Missouri, which served approximately 3,900 customers. The sale of our utility in Missouri closed in May 2011, concluding the bulk of our utility operations in Missouri. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories as well as sludge hauling, septage and grease services, backflow prevention services, and certain other non-regulated water and wastewater services.
Aqua America, Inc., which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, Inc., formerly known as Philadelphia Suburban Water Company. In the early 1990s, we embarked on a growth-through-acquisition strategy focused on water and wastewater operations. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of New York Water Service Corporation in 2007. Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry and has extended our regulated operations from southeastern Pennsylvania to include operations in 11 other states.
Financial Condition
During the first six months of 2011, we had $142,844 of capital expenditures, and repaid debt and made sinking fund contributions and other loan repayments of $23,562. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.
At June 30, 2011, we had $6,917 of cash and cash equivalents compared to $5,934 at December 31, 2010. During the first six months of 2011, we used the proceeds from internally generated funds, the sale of other assets, and the sale or issuance of common stock through our equity compensation plan and dividend reinvestment plan, to fund the cash requirements discussed above and to pay dividends.
At June 30, 2011, our $95,000 unsecured revolving credit facility, which expires in May 2012, had $15,399 available for borrowing. At June 30, 2011, we had short-term lines of credit of $167,000, of which $48,116 was available. On July 1, 2011, we did not renew one of our credit lines in the amount of $2,500, which expired on July 1, 2011, as it was no longer needed. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with three banks, which is used to provide working capital, and as of June 30, 2011, $7,857 was available.

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
Results of Operations
Analysis of First Six Months of 2011 Compared to First Six Months of 2010
Revenues increased $20,592 or 6.1% primarily due to additional revenues associated with increased water and wastewater rates of $19,956, and additional water and wastewater revenues of $1,289 associated with a larger customer base due to acquisitions.
Operations and maintenance expenses increased by $851 or 0.6% primarily due to increased water production costs of $2,723, an increase in postretirement benefits expenses of $1,396, increases in operating costs associated with acquired utility systems of $821, increases in fuel costs for our service vehicles of $475, and normal increases in other operating costs. Offsetting these increases were the gains on the sales of our utility systems recognized during the first six months of 2011 of $4,312, the effect of the write-off in the first quarter of 2010 of previously deferred regulatory expenses of $1,011, and decreased insurance expense of $734. The increase in water production costs is primarily due to an increase in the cost of purchased water.
Depreciation expense increased $1,869 or 3.5% due to the utility plant placed in service since June 30, 2010.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Amortization decreased $2,599 primarily due to the additional expense recognized in the first six months of 2010 of $3,431 resulting from the recovery of our costs associated with a completed rate filing in Texas, offset by the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $1,408 or 5.5% primarily due to an increase in property taxes of $813 and an increase in gross receipts, excise and franchise taxes of $257. The increase in property taxes is attributable to an increase in recoverable expenses associated with a rate award received in February 2010 for one of our states. In that state, recovery of the property taxes began with the conclusion of the most recent rate proceeding, whereas previously these taxes had been deferred pending the inclusion in future rates. The increase in gross receipts, excise and franchise taxes is attributable to an increase in revenue.
Interest expense increased by $3,115 or 8.4% primarily due to additional borrowings to finance capital projects, offset partially by decreased interest rates on long-term debt.
Allowance for funds used during construction (“AFUDC”) increased by $907 primarily due to an increase in the average balance of proceeds held from tax-exempt bond issuances that are restricted to funding certain capital projects.
Gain on sale of other assets totaled $259 in the first half of 2011 and $2,039 in the first half of 2010. The decrease of $1,780 is principally due to a gain on the sale of an investment in the first half of 2010.
Our effective income tax rate was 32.0% in the first half of 2011 and 39.5% in the first half of 2010. The effective income tax rate decreased as a result of the recognition in 2011 of the net state income tax benefit of $7,811 associated with 100% bonus depreciation for qualifying capital additions.
Net income attributable to common shareholders increased by $16,575 or 32.3%, in comparison to the same period in 2010 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.11 reflecting the change in net income attributable to common shareholders and a 1.1% increase in the average number of common shares outstanding. If earnings were adjusted to exclude the net state income tax benefit associated with 100% bonus depreciation, a non-GAAP financial measure, earnings would have increased by $0.05 per share, as compared to the first half of 2010. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan and dividend reinvestment plan.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Results of Operations
Analysis of Second Quarter of 2011 Compared to Second Quarter of 2010
Revenues increased $9,785 or 5.5% primarily due to additional revenues associated with increased water and wastewater rates of $7,905, and additional water and wastewater revenues of $716 associated with a larger customer base due to acquisitions.
Operations and maintenance expenses increased by $1,127 or 1.6% primarily due to increased water production costs of $1,343, an increase in postretirement benefits expenses of $671, increases in operating costs associated with acquired utility systems of $363, increases in fuel costs for our service vehicles of $339, and normal increases in other operating costs. Offsetting these increases were the gains on the sales of our utility systems recognized in the second quarter of 2011 of $1,860. The increase in water production costs is primarily due to an increase in the cost of purchased water.
Depreciation expense increased $776 or 2.9% due to the utility plant placed in service since June 30, 2010.
Amortization decreased $1,383 primarily due to the additional expense recognized in the second quarter of 2010 of $1,796 resulting from the recovery of our costs associated with a completed rate filing in Texas, offset by the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $503 or 3.9% primarily due to an increase in property taxes of $268 and an increase in gross receipts, excise and franchise taxes of $161. The increase in property taxes is attributable to an increase in recoverable expenses associated with a rate award received in February 2010 for one of our states. In that state, recovery of the property taxes began with the conclusion of the most recent rate proceeding, whereas previously these taxes had been deferred pending the inclusion in future rates. The increase in gross receipts, excise and franchise taxes is attributable to an increase in revenue.
Interest expense increased by $1,602 or 8.7% primarily due to additional borrowings to finance capital projects, offset partially by decreased interest rates on long-term debt.
Allowance for funds used during construction (“AFUDC”) increased by $471 primarily due to an increase in the average balance of proceeds held from tax-exempt bond issuances that are restricted to funding certain capital projects.
Gain on sale of other assets totaled $138 in the second quarter of 2011 and $110 in the second quarter of 2010. The increase of $28 is principally due to the timing of sales of land and other property.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Our effective income tax rate was 33.8% in the second quarter of 2011 and 39.2% in the second quarter of 2010. The effective income tax rate decreased as a result of the recognition in 2011 of the net state income tax benefit of $3,483 associated with 100% bonus depreciation for qualifying capital additions.
Net income attributable to common shareholders increased by $7,735 or 25.9%, in comparison to the same period in 2010 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.05 reflecting the change in net income attributable to common shareholders and a 1.3% increase in the average number of common shares outstanding. If earnings were adjusted to exclude the net state income tax benefit associated with 100% bonus depreciation, a non-GAAP financial measure, earnings would have increased by $0.03 per share, as compared to the second quarter of 2010. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan and dividend reinvestment plan.
Impact of Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements that the Company has adopted that would have a material impact on the Company’s consolidated results of operations or consolidated financial position during the six months ended June 30, 2011.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income attributable to common shareholders (GAAP financial measure)	$67,941	$51,366	$37,590	$29,855
Less: Net state income tax benefit associated with 100% bonus depreciation	7,811	—	3,483	—

Income attributable to common shareholders before net state income tax benefit associated with 100% bonus depreciation (Non-GAAP financial measure)	$60,130	$51,366	$34,107	$29,855

Net income per common share (GAAP financial measure):
Basic	$0.49	$0.38	$0.27	$0.22
Diluted	$0.49	$0.38	$0.27	$0.22

Income per common share before net state income tax benefit associated with 100% bonus depreciation (Non-GAAP financial measure):
Basic	$0.44	$0.38	$0.25	$0.22
Diluted	$0.43	$0.38	$0.25	$0.22

Average common shares outstanding:
Basic	137,971	136,647	138,114	136,785

Diluted	138,518	136,960	138,781	137,012

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
The City of Fort Wayne, Indiana (the “City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana. In 2008, we reached a settlement agreement with the City to transition this portion of the system in 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically stated that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement. On March 16, 2009, oral argument was held before the Allen County Circuit Court on certain procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company disagreed with the Court’s decision and as such, on November 11, 2010, requested that the Wells County Indiana Circuit Court certify those issues for an interim appeal. The Wells County Circuit Court granted that request and on March 7, 2011, the Indiana Court of Appeals granted the Company’s request to review the decision of those issues on appeal. On July 6, 2011, the Company filed its appeal with the Indiana Court of Appeals. Depending upon the ultimate outcome of all of the legal proceedings we may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represented approximately 0.50% of Aqua America’s total assets.

AQUA AMERICA, INC. AND SUBSIDIARIES
A lawsuit was filed by a husband and wife who lived in a house abutting a percolation pond at a wastewater treatment plant owned by one of the Company’s subsidiaries, Aqua Utilities Florida, Inc., in Pasco County, Florida. The lawsuit was originally filed in August 2006 in the circuit court for the Sixth Judicial Circuit in and for Pasco County, Florida and has been amended several times by the plaintiffs. The lawsuit alleged our subsidiary was negligent in the design, operation and maintenance of the plant, resulting in bodily injury to the plaintiffs and various damages to their property. Subsequent amendments to the complaint included additional counts alleging trespass, nuisance, and strict liability. A trial of this matter during January 2011 resulted in a judicial dismissal of the count for strict liability and jury verdicts in favor of the Company on the remaining counts. On June 16, 2011, the plaintiffs agreed to dismiss their appeals and to release all claims against our subsidiary and the Company, which resulted in the conclusion of the original plaintiffs’ litigation against our subsidiary. In the third quarter of 2008, approximately thirty-five additional plaintiffs, associated with approximately eight other homes in the area, filed a lawsuit with the same court making similar allegations against our subsidiary with respect to the operation of the facility. No trial date has been set for this lawsuit, but some of these plaintiffs testified in the trial of the original lawsuit in which all allegations were resolved in the Company’s favor. The lawsuit has been submitted to our insurance carriers, who have reserved their rights with respect to various portions of the plaintiffs’ claims. Based on the ultimate outcome of the litigation, we may or may not have insurance coverage for parts or all of the claim. The Company continues to assess this matter and any potential loss. At this time, the Company believes that the estimated amount of any potential loss would not be material to the Company’s consolidated results of operations or consolidated financial condition.

AQUA AMERICA, INC. AND SUBSIDIARIES
In July 2010 one of the Company’s subsidiaries, Aqua Pennsylvania, Inc., received a notice of violation from the Pennsylvania Department of Environmental Protection (the “DEP”). The notice of violation resulted from the subsidiary’s commencement of construction of a water tank prior to receipt of a construction permit from DEP. The permit was subsequently received. On September 29, 2010, the DEP notified the Company of a proposed penalty of $120,000 in connection with the violation. A settlement has been reached with the DEP and the penalty amount was reduced to $80,000 as of August 1, 2011.

Item 1A.	Risk Factors
There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Form 10-K”) under “Part 1, Item 1A — Risk Factors.”

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Aqua America’s purchases of its common stock for the quarter ended June 30, 2011:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

April 1 - 30, 2011	—	—	—	548,278
May 1 - 31, 2011	—	—	—	548,278
June 1 - 30, 2011	12,036	$21.91	—	548,278

Total	12,036	$21.91	—	548,278

(1)	These amounts consist of shares we purchased from employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits affected in the form of stock distributions since the authorization date.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 5.	Other Information

At their regularly scheduled meeting on August 2, 2011, the Board of Directors of the Company appointed Wendell F. Holland, Esq., a partner in the law firm of Saul Ewing LLP in Philadelphia, PA, to the Board of Directors of the Company. Mr. Holland will participate in the normal compensation arrangements for non-employee directors as described in the “Director Compensation” section of the Company’s Proxy Statement for the 2011 Annual Meeting filed on April 1, 2011.

The Company or its subsidiaries have used the law firm of Saul Ewing for legal services for several years prior to Mr. Holland joining the firm. In 2010 and to date in 2011, the Company paid the firm approximately $837,000 for legal services, the majority of which were provided by other attorneys in the firm. The Company’s use of this law firm was reviewed by the Corporate Governance Committee of the Board of Directors under the Company’s Related Person Transaction Policy and determined to be in the best interests of the Company.

Item 6.	Exhibits
The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 5, 2011	Aqua America, Inc.

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