Form 10-Q
period 2011-09-30
AQUA AMERICA INC
filed 2011-11-04
CIK 78128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 24, 2011: 138,568,084

AQUA AMERICA, INC. AND SUBSIDIARIES

Page
Part I — Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets (unaudited) — September 30, 2011 and December 31, 2010	2

Consolidated Statements of Income and Comprehensive Income (unaudited) — Nine Months Ended September 30, 2011 and 2010	3

Consolidated Statements of Income and Comprehensive Income (unaudited) — Three Months Ended September 30, 2011 and 2010	4

Consolidated Statements of Capitalization (unaudited) — September 30, 2011 and December 31, 2010	5

Consolidated Statement of Equity (unaudited) — Nine Months Ended September 30, 2011	6

Consolidated Statements of Cash Flow (unaudited) — Nine Months Ended September 30, 2011 and 2010	7

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

Part II — Other Information

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	36

Signatures	37

Exhibit Index	38

Exhibit 2.1
Exhibit 2.2
Exhibit 2.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part 1 — Financial Information

Item 1.	Financial Statements
AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	September 30,	December 31,
	2011	2010
Assets
Property, plant and equipment, at cost	$4,528,687	$4,322,260
Less: accumulated depreciation	1,015,529	964,903

Net property, plant and equipment	3,513,158	3,357,357

Current assets:
Cash and cash equivalents	7,988	5,934
Accounts receivable and unbilled revenues, net	86,710	78,170
Income tax receivable	33,600	33,600
Deferred income taxes	18,218	—
Inventory, materials and supplies	11,632	9,912
Prepayments and other current assets	8,075	10,403
Assets of discontinued operations held for sale	169,727	163,499

Total current assets	335,950	301,518

Regulatory assets	198,700	187,977
Deferred charges and other assets, net	51,219	62,610
Funds restricted for construction activity	100,577	135,086
Goodwill	28,465	27,918

	$4,228,069	$4,072,466

Liabilities and Equity
Aqua America stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 139,268,821 and 138,449,039 in 2011 and 2010	$69,633	$69,223
Capital in excess of par value	681,149	664,369
Retained earnings	474,358	452,470
Treasury stock, at cost, 703,216 and 673,472 shares in 2011 and 2010	(12,983)	(12,307)
Accumulated other comprehensive income	66	499

Total Aqua America stockholders’ equity	1,212,223	1,174,254

Noncontrolling interest	585	572

Total equity	1,212,808	1,174,826

Long-term debt, excluding current portion	1,402,451	1,491,370
Commitments and contingencies	—	—

Current liabilities:
Current portion of long-term debt	95,362	28,087
Loans payable	102,978	89,668
Accounts payable	38,042	44,051
Accrued interest	16,685	15,550
Accrued taxes	14,863	18,283
Dividends payable	22,863	—
Other accrued liabilities	23,046	24,037
Liabilities of discontinued operations held for sale	114,821	103,599

Total current liabilities	428,660	323,275

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	550,470	456,298
Customers’ advances for construction	66,369	65,250
Regulatory liabilities	38,747	33,431
Other	87,650	93,565

Total deferred credits and other liabilities	743,236	648,544

Contributions in aid of construction	440,914	434,451

	$4,228,069	$4,072,466

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010

Operating revenues	$539,256	$515,003

Operating expenses:
Operations and maintenance	200,535	198,448
Depreciation	79,884	77,635
Amortization	4,335	9,244
Taxes other than income taxes	33,126	32,161

	317,880	317,488

Operating income	221,376	197,515

Other expense (income):
Interest expense, net	58,457	54,418
Allowance for funds used during construction	(5,710)	(3,895)
Gain on sale of other assets	(475)	(2,294)

Income from continuing operations before income taxes	169,104	149,286
Provision for income taxes	56,303	58,573

Income from continuing operations	112,801	90,713

Discontinued operations:
Income from discontinued operations before income taxes	6,194	7,385
Provision for income taxes	9,931	2,981

(Loss) income from discontinued operations	(3,737)	4,404

Net income attributable to common shareholders	$109,064	$95,117

Net income attributable to common shareholders	$109,064	$95,117
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on investments	(277)	1,174
Reclassification adjustment for gains reported in net income	(156)	(1,330)

Comprehensive income	$108,631	$94,961

Income from continuing operations per share:
Basic	$0.82	$0.66

Diluted	$0.81	$0.66

(Loss) income from discontinued operations per share:
Basic	$(0.03)	$0.03

Diluted	$(0.03)	$0.03

Net income per common share:
Basic	$0.79	$0.70

Diluted	$0.79	$0.69

Average common shares outstanding during the period:
Basic	138,081	136,798

Diluted	138,625	137,112

Cash dividends declared per common share	$0.63	$0.59

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended
	September 30,
	2011	2010

Operating revenues	$197,328	$193,477

Operating expenses:
Operations and maintenance	70,039	68,908
Depreciation	27,132	26,494
Amortization	1,074	3,310
Taxes other than income taxes	11,324	11,442

	109,569	110,154

Operating income	87,759	83,323

Other expense (income):
Interest expense, net	19,560	18,574
Allowance for funds used during construction	(1,804)	(1,018)
Gain on sale of other assets	(216)	(291)

Income from continuing operations before income taxes	70,219	66,058
Provision for income taxes	24,703	25,728

Income from continuing operations	45,516	40,330

Discontinued operations:
Income from discontinued operations before income taxes	5,138	5,747
Provision for income taxes	9,531	2,326

(Loss) income from discontinued operations	(4,393)	3,421

Net income attributable to common shareholders	$41,123	$43,751

Net income attributable to common shareholders	$41,123	$43,751
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on investments	(373)	272
Reclassification adjustment for gain reported in net income	(83)	—

Comprehensive income	$40,667	$44,023

Income from continuing operations per share:
Basic	$0.33	$0.29

Diluted	$0.33	$0.29

(Loss) income from discontinued operations per share:
Basic	$(0.03)	$0.02

Diluted	$(0.03)	$0.02

Net income per common share:
Basic	$0.30	$0.32

Diluted	$0.30	$0.32

Average common shares outstanding during the period:
Basic	138,297	137,095

Diluted	138,951	137,394

Cash dividends declared per common share	$0.32	$0.30

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(In thousands of dollars, except per share amounts)
(UNAUDITED)

	September 30,	December 31,
	2011	2010
Aqua America stockholders’ equity:
Common stock, $.50 par value	$69,633	$69,223
Capital in excess of par value	681,149	664,369
Retained earnings	474,358	452,470
Treasury stock, at cost	(12,983)	(12,307)
Accumulated other comprehensive income	66	499

Total Aqua America stockholders’ equity	1,212,223	1,174,254

Noncontrolling interest	585	572

Total equity	1,212,808	1,174,826

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):

Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2012 to 2034	6,293	6,632
1.00% to 1.99%	2011 to 2035	26,127	22,758
2.00% to 2.99%	2019 to 2031	15,637	13,461
3.00% to 3.99%	2016 to 2030	25,174	26,548
4.00% to 4.99%	2020 to 2043	367,101	367,854
5.00% to 5.99%	2012 to 2043	429,423	429,663
6.00% to 6.99%	2011 to 2036	78,248	78,232
7.00% to 7.99%	2012 to 2025	29,292	30,155
8.00% to 8.99%	2021 to 2025	34,035	34,260
9.00% to 9.99%	2013 to 2026	38,994	44,694
10.40%	2018	6,000	6,000

		1,056,324	1,060,257

Notes payable to bank under revolving credit agreement, variable rate, due May 2012		47,000	65,000
Unsecured notes payable:
Notes ranging from 4.62% to 4.87%, due 2013 through 2024		193,000	193,000
Notes ranging from 5.01% to 5.95%, due 2014 through 2037		242,132	242,132

		1,538,456	1,560,389
Less: long-term debt of discontinued operations		40,643	40,932

		1,497,813	1,519,457
Current portion of long-term debt		95,362	28,087

Long-term debt, excluding current portion		1,402,451	1,491,370

Total capitalization		$2,615,259	$2,666,196

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars)
(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income (Loss)	Interest	Total
Balance at December 31, 2010	$69,223	$664,369	$452,470	$(12,307)	$499	$572	$1,174,826
Net income	—	—	109,064	—	—	13	109,077
Unrealized holding loss on investments, net of income tax of $149	—	—	—	—	(277)	—	(277)
Reclassification adjustment for gain reported in net income, net of income tax of $84	—	—	—	—	(156)	—	(156)
Dividends paid	—	—	(64,266)	—	—	—	(64,266)
Dividends declared	—	—	(22,863)	—	—	—	(22,863)
Sale of stock (445,004 shares)	215	8,861	—	325	—	—	9,401
Repurchase of stock (44,165 shares)	—	—	—	(1,001)	—	—	(1,001)
Equity compensation plan (14,176 shares)	7	(7)	—	—	—	—	—
Exercise of stock options (375,023 shares)	188	5,647	—	—	—	—	5,835
Stock-based compensation	—	2,852	(47)	—	—	—	2,805
Employee stock plan tax benefits	—	(573)	—	—	—	—	(573)

Balance at September 30, 2011	$69,633	$681,149	$474,358	$(12,983)	$66	$585	$1,212,808

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands of dollars)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$109,064	$95,117
(Loss) income from discontinued operations	(3,737)	4,404

Income from continuing operations	112,801	90,713

Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	84,219	86,879
Deferred income taxes	58,495	34,623
Provision for doubtful accounts	3,615	3,475
Stock-based compensation	2,768	3,015
Gain on sale of utility system	(3,946)	—
Gain on sale of other assets	(475)	(2,294)
Net increase in receivables, inventory and prepayments	(14,001)	(20,634)
Net increase (decrease) in payables, accrued interest, accrued taxes and other accrued liabilities	323	(16,722)
Other	(3,162)	(2,763)

Operating cash flows from continuing operations	240,637	176,292
Operating cash flows from discontinued operations, net	6,466	12,336

Net cash flows from operating activities	247,103	188,628

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $5,710 and $3,895	(226,075)	(231,542)
Acquisitions of utility systems and other, net	(6,934)	(1,948)
Additions to funds restricted for construction activity	(135)	(1,051)
Release of funds previously restricted for construction activity	34,644	41,635
Net proceeds from the sale of utility system and other assets	12,628	3,541
Proceeds from note receivable	5,289	1,955
Other	(631)	(5,643)

Investing cash flows used in continuing operations	(181,214)	(193,053)
Investing cash flows used in discontinued operations, net	(2,915)	(5,967)

Net cash flows used in investing activities	(184,129)	(199,020)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	3,324	5,572
Repayments of customers’ advances	(1,577)	(5,199)
Net proceeds of short-term debt	13,310	42,041
Proceeds from long-term debt	24,974	114,313
Repayments of long-term debt	(46,477)	(97,332)
Change in cash overdraft position	(4,122)	(10,173)
Proceeds from issuing common stock	9,401	9,288
Proceeds from exercised stock options	5,835	3,889
Stock-based compensation windfall tax benefits	—	302
Repurchase of common stock	(1,001)	(744)
Dividends paid on common stock	(64,266)	(59,584)

Financing cash flows (used in) from continuing operations	(60,599)	2,373
Financing cash flows used in discontinued operations, net	(321)	(296)

Net cash flows (used in) from financing activities	(60,920)	2,077

Net increase (decrease) in cash and cash equivalents	2,054	(8,315)
Cash and cash equivalents at beginning of period	5,934	21,869

Cash and cash equivalents at end of period	$7,988	$13,554

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 1	Basis of Presentation
The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at September 30, 2011, the consolidated statements of income and comprehensive income for the nine and three months ended September 30, 2011 and 2010, the consolidated statements of cash flow for the nine months ended September 30, 2011 and 2010, and the consolidated statement of equity for the nine months ended September 30, 2011, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. The December 31, 2010 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2010 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements. Certain prior period amounts have been reclassified including reporting discontinued operations (see Note 4) and to conform to the current period presentation.
Note 2	Goodwill
The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated

Balance at December 31, 2010	$36,113	$4,121	$40,234
Goodwill acquired	870	—	870
Reclassifications to utility plant acquisition adjustment	(323)	—	(323)

Balance at September 30, 2011	$36,660	$4,121	$40,781

Included in the Company’s regulated segment goodwill balance at September 30, 2011 and December 31, 2010 is $12,316 of goodwill associated with discontinued operations.
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

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
As of July 31, 2011, management performed its annual test of goodwill for impairment, in conjunction with the timing of the Company’s annual five-year financial plan. Based on the Company’s comparison of the estimated fair value of each reporting unit to its respective carrying amount management concluded that the estimated fair value of each reporting unit was substantially in excess of the reporting unit’s carrying amount, indicating that none of the Company’s goodwill was impaired.
Note 3	Acquisitions
As part of the Company’s growth-through-acquisition strategy, in July 2011, the Company entered into a definitive agreement with American Water Works Company, Inc. (“American Water”) to purchase all of the stock of the subsidiary that holds American Water’s regulated water and wastewater operations in Ohio for cash of approximately $88,000 at closing plus certain assumed liabilities, including debt of approximately $16,000. American Water’s Ohio operations serve approximately 57,000 customers. The purchase price is subject to certain adjustments at closing, and closing is conditioned upon the closing of the Company’s sale of its regulated water operations in New York to American Water, and is subject to applicable regulatory approvals. The transaction will be accounted for as a business combination and is expected to close in the first quarter of 2012.
In June 2011, the Company completed its acquisition of approximately 51 water and five wastewater systems in Texas serving approximately 5,300 customers. The total purchase price consisted of $6,245 in cash. The pro forma effect of the business acquired is not material to the Company’s results of operations.
Note 4	Discontinued Operations and Other Dispositions
Discontinued Operations — In July 2011, the Company entered into a definitive agreement with Connecticut Water Service, Inc. to sell its regulated water operations in Maine for cash of approximately $35,800 at closing plus certain assumed liabilities, including debt of approximately $17,500. The purchase price is subject to certain adjustments at closing. This subsidiary is included in the Regulated segment, and as of September 30, 2011, the carrying amount of Maine’s assets and liabilities were $60,844 and $48,202, respectively. The Company’s Maine operations serve approximately 16,000 customers. The sale is conditioned, among other things, on the receipt of regulatory approvals, and is expected to close in the first quarter of 2012. In the third quarter, the Company recognized additional income tax expense of $4,501 for the additional deferred tax liabilities that arise from the difference between the stock and tax basis of the Company’s investment in its Aqua Maine subsidiary. The completion of this transaction will conclude the Company’s operations in Maine.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
In July 2011, the Company entered into a definitive agreement with American Water to sell its regulated water operations in New York for cash of approximately $42,000 at closing plus certain assumed liabilities, including debt of approximately $23,000. This subsidiary is included in the Regulated segment, and as of September 30, 2011, the carrying amount of New York’s assets and liabilities were $108,883 and $66,619, respectively. In the third quarter, the Company recognized additional income tax expense of $2,937 for the additional deferred tax liabilities that arise from the difference between the stock and tax basis of the Company’s investment in its Aqua New York subsidiary. The Company’s New York operations serve approximately 51,000 customers. The purchase price is subject to certain adjustments at closing, and closing is conditioned upon the closing of the Company’s acquisition of American Water’s regulated water and wastewater operations in Ohio, and is subject to applicable regulatory approvals. The sale is expected to close in the first quarter of 2012. The completion of this transaction will conclude the Company’s operations in New York.
Based on an assessment of the sale prices and the carrying values of the Company’s planned dispositions of its Maine and New York operations, there is no anticipated impairment of our long-lived assets or goodwill expected to be recognized as a result of the sale agreements. However, in the third quarter of 2011, the Company recognized an estimated loss on disposition of $1,254 primarily due to the cessation of depreciation in its New York operations.
The operating results, cash flows, and financial position of the Company’s subsidiaries named above have been presented in the Company’s Consolidated Statements of Income and Comprehensive Income, Consolidated Statements of Cash Flow, and Consolidated Balance Sheets as discontinued operations.
A summary of discontinued operations presented in the Consolidated Statements of Income and Comprehensive Income include the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating revenues	$31,849	$31,755	$14,224	$14,320
Total operating expenses	22,689	22,924	7,269	8,056

Operating income	9,160	8,831	6,955	6,264
Estimated loss on disposition	1,254	—	1,254	—
Other expense, net	1,712	1,446	563	517

Income from discontinued operations before income taxes	6,194	7,385	5,138	5,747
Provision for income taxes	9,931	2,981	9,531	2,326

(Loss) income from discontinued operations	$(3,737)	$4,404	$(4,393)	$3,421

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
The assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets include the following:

	September 30,	December 31,
	2011	2010

Property, plant and equipment, at cost	$168,463	$165,935
Less: accumulated depreciation	56,923	55,492

Net property, plant and equipment	111,540	110,443
Current assets	12,768	8,858
Regulatory assets	30,685	29,399
Goodwill	12,316	12,316
Other assets	2,418	2,483

Assets of discontinued operations held for sale	169,727	163,499

Long-term debt, excluding current portion	40,307	40,606
Current liabilities	7,741	4,039
Deferred income taxes and investment tax credits	30,110	22,407
Contributions in aid of construction	9,794	9,656
Other liabilities	26,869	26,891

Liabilities of discontinued operations held for sale	114,821	103,599

Net assets	$54,906	$59,900

Other Dispositions — The following dispositions have not been presented as discontinued operations in the Company’s consolidated financial statements as the Company does not believe that disclosure of the following disposed water and wastewater utility systems as discontinued operations is meaningful to the reader of the financial statements for making investment decisions either individually or in the aggregate.
In June 2011, the Company sold a water and wastewater utility system for net proceeds of $4,106. The sale resulted in the recognition of a gain on the sale, net of expenses, of $1,580 in the second quarter of 2011, and is reported in the consolidated statements of income and comprehensive income as a reduction to operations and maintenance expense. Further, an additional amount of contingent gain was deferred pending the final regulatory treatment afforded to such item.
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
The City of Fort Wayne, Indiana (the “City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries that the Company acquired in connection with the AquaSource acquisition in 2003. In 2008, the Company reached a settlement with the City to transition the northern portion of the system in 2008 upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically stated that the final valuation of the northern portion of the Company’s system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, the Company turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether the Company is entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company disagreed with the Court’s decision and as such on November 11, 2010, requested that the Wells County Indiana Circuit Court certify those issues for an interim appeal. The Wells County Indiana Circuit Court granted that request and on March 7, 2011, the Indiana Court of Appeals granted the Company’s request to review the decision of those issues on appeal. On July 6, 2011, the Company filed its appeal with the Indiana Court of Appeals. The case is now pending before the Indiana Court of Appeals. Depending upon the outcome of all of the legal proceedings the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the utility system relinquished represents approximately 0.4% of the Company’s total assets.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 5	Fair Value of Financial Instruments
The carrying amount of current assets and liabilities that are considered financial instruments approximates their fair value as of the dates presented. The carrying amounts and estimated fair values of the Company’s long-term debt are as follows:

	September 30,	December 31,
	2011	2010
Carrying Amount	$1,538,456	$1,560,389
Estimated Fair Value	1,599,070	1,483,816
Included in the carrying amount of the Company’s long-term debt as of September 30, 2011 and December 31, 2010, is long-term debt associated with discontinued operations of $40,643 and $40,932, respectively. The fair value of the Company’s long-term debt as of September 30, 2011 and December 31, 2010 for its discontinued operations is $42,708 and $40,612, respectively.
The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration. The Company’s customers’ advances for construction and related tax deposits have a carrying value of $68,087 as of September 30, 2011, and $66,966 as of December 31, 2010, which includes customer’s advances for construction and related tax deposits associated with discontinued operations of $1,718 and $1,716, respectively. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. Portions of these non-interest bearing instruments are payable annually through 2026 and amounts not paid by the contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Average common shares outstanding during the period for basic computation	138,081	136,798	138,297	137,095
Dilutive effect of employee stock-based compensation	544	314	654	299

Average common shares outstanding during the period for diluted computation	138,625	137,112	138,951	137,394

For the nine and three months ended September 30, 2011, employee stock options to purchase 933,800 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods. For the nine and three months ended September 30, 2010, employee stock options to purchase 2,623,273 and 1,512,197 shares of common stock, respectively, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods.
Note 7	Stock-based Compensation
Under the Company’s 2009 Omnibus Equity Compensation Plan (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The 2009 Plan authorizes 5,000,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2009 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the Plan to any one individual in any one year is 200,000. Awards under the 2009 Plan are made by a committee of the Board of Directors. At September 30, 2011, 4,133,278 shares underlying stock-based compensation awards were still available for grants under the 2009 Plan. No further grants may be made under the 2004 Plan.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Included within the Company’s stock-based compensation for the nine months ended September 30, 2011 and 2010 is $77 and $80, respectively, and for the three months ended September 30, 2011 and 2010 is $27 and $23, respectively, of stock-based compensation associated with discontinued operations.
Performance Share Units — A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three year performance period specified in the grant, subject to certain exceptions through the three year vesting period. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals. During the nine and three months ended September 30, 2011, the Company recorded stock-based compensation related to PSUs as a component of operations and maintenance expense of $697, and $336, respectively. The following table summarizes nonvested PSU transactions for the nine months ended September 30, 2011:

	Number	Weighted
	of	Average
	Share Units	Fair Value

Nonvested share units at beginning of period	—	$—
Granted	109,375	24.38
Performance criteria adjustment	31,127	24.38
Forfeited	(2,039)	24.38
Vested	—	—
Share unit awards issued	—	—

Nonvested share units at end of period	138,463	$24.38

The fair value of PSUs was estimated at the grant date based on the probability of satisfying the performance conditions associated with the PSUs using the Monte Carlo valuation method. The per unit weighted-average fair value at the date of grant for PSUs granted during the nine months ended September 30, 2011 was $24.38. The fair value of each PSU grant is amortized into compensation expense on a straight-line basis over their respective vesting periods, which range from 24 to 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. The recording of compensation expense for PSUs has no impact on net cash flows.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Restricted Stock Units — A restricted stock unit (“RSU”) represents the right to receive a share of the Company’s common stock. RSUs are eligible to be earned at the end of a specified restricted period, generally three years, beginning on the date of grant. During the nine and three months ended September 30, 2011, the Company recorded stock-based compensation related to awards of RSUs as a component of operations and maintenance expense of $243, and $102, respectively. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. The following table summarizes nonvested RSU transactions for the nine months ended September 30, 2011:

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

Stock Options — The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model. The following table provides compensation costs for stock-based compensation related to stock options granted in prior periods:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock-based compensation for stock options within operations and maintenance expenses	$1,105	$1,540	$337	$526
Income tax benefit	561	502	141	201
There were no stock options granted during the nine months ended September 30, 2011. During the second quarter of 2011, the Company changed its estimation assumptions related to its historical stock option forfeitures which resulted in a favorable adjustment to compensation expense of $644 and additional income tax expense of $52.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
The following table summarizes stock option transactions for the nine months ended September 30, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	3,839,197	$19.54
Granted	—
Forfeited	(12,356)	18.56
Expired	(10,796)	23.13
Exercised	(375,023)	15.56

Outstanding at end of period	3,441,022	$19.97	5.2	$9,835

Exercisable at end of period	2,956,178	$20.31	4.7	$8,055

Restricted Stock — During the nine months ended September 30, 2011 and 2010, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense in the amounts of $1,451 and $1,555, respectively. During the three months ended September 30, 2011 and 2010, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense in the amounts of $351 and $412, respectively. The following table summarizes nonvested restricted stock transactions for the nine months ended September 30, 2011:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	233,387	$17.62
Granted	16,000	22.44
Vested	(88,704)	18.60
Forfeited	(1,824)	17.23

Nonvested share units at end of period	158,859	$17.56

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

	Pension Benefits
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$3,469	$3,396	$1,382	$1,052
Interest cost	10,160	9,702	4,232	3,262
Expected return on plan assets	(9,842)	(8,545)	(4,651)	(2,953)
Amortization of prior service cost	260	141	173	71
Amortization of actuarial loss	3,057	3,222	1,024	1,162
Capitalized costs	(2,761)	(2,493)	(954)	(808)
Settlement charge	—	1,068	—	184
Curtailment charge	100	—	100	—

Net periodic benefit cost	$4,443	$6,491	$1,306	$1,970

	Other
	Postretirement Benefits
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$927	$847	$176	$237
Interest cost	2,071	1,831	447	591
Expected return on plan assets	(1,523)	(1,402)	(281)	(478)
Amortization of transition obligation	78	78	9	26
Amortization of prior service cost	(201)	(201)	(23)	(67)
Amortization of actuarial loss	627	464	216	122
Amortization of regulatory asset	102	102	34	34
Capitalized costs	(528)	(369)	(185)	(119)
Curtailment charge	27	—	27	—

Net periodic benefit cost	$1,580	$1,350	$420	$346

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Included within the Company’s net periodic benefit costs for the nine months ended September 30, 2011 and 2010 is $1,118 and $1,121, respectively, and for the three months ended September 30, 2011 and 2010 is $405 and $333, respectively, of net periodic benefit costs associated with discontinued operations.
The Company made cash contributions of $16,840 to its defined benefit pension plans during the first nine months of 2011, and intends to make cash contributions of $300 to the plans during the remainder of 2011. In addition, the Company expects to make cash contributions of $2,012 for the funding of its other postretirement benefit plans during the remainder of 2011.
Note 9	Water and Wastewater Rates
During the first nine months of 2011, the Company’s operating divisions in North Carolina, Ohio, Indiana, Pennsylvania, and Maine, were granted base rate increases designed to increase total operating revenues on an annual basis by $6,087.
During the first nine months of 2011, the Company’s operating division in Pennsylvania received infrastructure rehabilitation surcharges of $13,150. Infrastructure rehabilitation surcharges are capped as a percentage of base rates, generally at 5% to 9% of base rates, and are reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.
In October 2010, the Company’s operating subsidiary in Texas began to bill interim rates for one of its divisions in accordance with authorization from the Texas Commission on Environmental Quality (“TCEQ”). The additional revenue billed and collected prior to the TCEQ’S final ruling is subject to refund based on the outcome of the rate case. The rate case is expected to conclude with the issuance of an order in the fourth quarter of 2011. However, based on the Company’s review of the rate proceeding during the third quarter of 2011, a revenue reserve was removed and additional operating revenues were recognized of $3,098. As of September 30, 2011, to date we have recognized $6,195 of revenue that is subject to refund based on the outcome of the final commission order. Based on the Company’s review of the present circumstances, a reserve is not considered necessary for the revenue recognized to date.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 10	Taxes Other than Income Taxes
The following table provides the components of taxes other than income taxes:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Property	$20,782	$20,466	$6,930	$7,376
Capital stock	2,668	2,641	895	850
Gross receipts, excise and franchise	7,818	7,790	2,881	3,111
Payroll	5,523	5,267	1,583	1,519
Other	4,584	3,821	1,875	1,326

Total taxes other than income	$41,375	$39,985	$14,164	$14,182

Included within the Company’s taxes other than income taxes for the nine months ended September 30, 2011 and 2010 is $8,249 and $7,824, respectively, and for the three months ended September 30, 2011 and 2010 is $2,840 and $2,740, respectively, of taxes other than income taxes associated with discontinued operations.
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

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
The following table presents the Company’s segment information for its continuing operations:

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$194,068	$3,260	$197,328	$190,656	$2,821	$193,477
Operations and maintenance expense	69,016	1,023	70,039	66,014	2,894	68,908
Depreciation	27,461	(329)	27,132	26,706	(212)	26,494
Operating income (loss)	85,573	2,186	87,759	83,436	(113)	83,323
Interest expense, net of AFUDC	16,668	1,088	17,756	16,210	1,346	17,556
Income tax	24,396	307	24,703	26,798	(1,070)	25,728
Income (loss) from continuing operations	44,589	927	45,516	40,692	(362)	40,330

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$529,764	$9,492	$539,256	$506,820	$8,183	$515,003
Operations and maintenance expense	196,033	4,502	200,535	191,224	7,224	198,448
Depreciation	81,069	(1,185)	79,884	78,629	(994)	77,635
Operating income	216,584	4,792	221,376	196,758	757	197,515
Interest expense, net of AFUDC	49,489	3,258	52,747	47,810	2,713	50,523
Gain on sale of other assets	178	297	475	221	2,073	2,294
Income tax	55,985	318	56,303	59,996	(1,423)	58,573
Income from continuing operations	111,288	1,513	112,801	89,173	1,540	90,713
Capital expenditures	225,007	1,068	226,075	231,216	326	231,542

	September 30,	December 31,
	2011	2010
Total assets:
Regulated	$4,142,219	$3,991,493
Other and eliminations	85,850	80,973

Consolidated	$4,228,069	$4,072,466

Included within the Company’s regulated segment total assets for September 30, 2011 and December 31, 2010 are total assets of discontinued operations of $169,727 and $163,499, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 12	Commitments and Contingencies
The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of September 30, 2011, the aggregate amount of $10,910 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. Further, the Company has insurance coverage for certain of these loss contingencies, and as of September 30, 2011, estimates that approximately $1,191 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

AQUA AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands of dollars, except per share amounts)
(UNAUDITED)
Note 13	Income Taxes
As of September 30, 2011, the Company recorded a deferred tax asset for a Federal net operating loss (“NOL”) carryforward of $46,135, and for the Company’s Pennsylvania operating subsidiary, a state NOL of $20,621. The Company believes the Federal and state NOL carryforwards are more likely than not to be recovered and require no valuation allowance. The Company’s Federal and state NOL carryforwards do not begin to expire until 2030 and 2031, respectively.
On October 5, 2011, the Company received from the Internal Revenue Service its 2010 income tax refund of $33,600. The refund resulted from a substantial portion of the Company’s capital expenditures qualifying for either bonus depreciation or the 100% expensing allowance.
Note 14	Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued revised accounting guidance for accounting for intangible assets, which is intended to reduce the cost and complexity of the annual goodwill impairment test by permitting an entity the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised guidance is effective for annual periods beginning after December 15, 2011. The Company will adopt the provisions of the revised guidance as of January 1, 2012, and the Company does not expect the impact of the adoption of the revised guidance to have an impact on the Company’s consolidated results of operations or consolidated financial position.

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
General Information
Nature of Operations — Aqua America, Inc. (“we” or “us”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 3 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, New York, Florida, Indiana, Virginia, Maine, and Georgia. Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 25 other counties in Pennsylvania. Our other subsidiaries provide similar services in 11 other states. In July 2011, we entered into a definitive agreement to purchase all of American Water Works Company, Inc’s regulated operations in Ohio (the “Ohio acquisition”), which serve approximately 57,000 customers, and to simultaneously sell our regulated water and wastewater operations in New York, which serve approximately 51,000 customers. Also, in July 2011, we entered into a definitive agreement to sell our operations in Maine, which serve approximately

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
16,000 customers. The Ohio acquisition will be financed by the issuance of long-term and / or short-term debt. The proceeds from the dispositions of our operations in New York and Maine will be used to paydown a portion of our short-term debt and other general corporate purposes. These transactions are conditioned, among other things, on the receipt of regulatory approvals, and are expected to close in the first quarter of 2012. We are accounting for the sale of our water and wastewater operations in New York and Maine as discontinued operations. The completion of these transactions will conclude our operations in New York and Maine. In December 2010, we entered into a definitive agreement to sell our regulated water and wastewater operations in Missouri, which served approximately 3,900 customers. The sale of our utility in Missouri closed in May 2011, concluding the bulk of our utility operations in Missouri. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories as well as sludge hauling, septage and grease services, backflow prevention services, and certain other non-regulated water and wastewater services.
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
Financial Condition
During the first nine months of 2011, we had $229,006 of capital expenditures, including capital expenditures associated with discontinued operations of $2,931, and repaid debt and made sinking fund contributions and other loan repayments of $46,822, including repayments of debt associated with discontinued operations of $345. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.
At September 30, 2011, we had $7,988 of cash and cash equivalents compared to $5,934 at December 31, 2010. During the first nine months of 2011, we used the proceeds from internally generated funds, the sale of other assets, and the sale or issuance of common stock through our equity compensation plan and dividend reinvestment plan, to fund the cash requirements discussed above and to pay dividends. On October 5, 2011, we received from the Internal Revenue Service our 2010 income tax refund of $33,600. This refund results from a substantial portion of our capital expenditures qualifying for either bonus depreciation or the 100% expensing allowance. The proceeds will be used to paydown a portion of our short-term debt and other general corporate purposes.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
At September 30, 2011, our $95,000 unsecured revolving credit facility, which expires in May 2012, had $30,399 available for borrowing, and we have begun discussions on the renewal terms for another multi-year facility with our lenders. At September 30, 2011, we had short-term lines of credit of $164,500, which includes a short-term line of credit associated with a discontinued operation of $4,000, of which $61,522 was available. We did not renew one of our credit lines in the amount of $2,500, which expired on July 1, 2011, as it was no longer needed. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with three banks, which is used to provide working capital, and as of September 30, 2011, $19,763 was available.
Our short-term lines of credit of $164,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be. The United States credit and liquidity crisis that occurred in 2008 and 2009 caused substantial volatility in capital markets, including credit markets and the banking industry, generally reduced the availability of credit from financing sources, and could re-occur in the future. If in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would have to seek alternative financing sources; however, there can be no assurance that these alternative financing sources would be available on terms acceptable to us. In the event we are not able to obtain sufficient capital, we may need to reduce our capital expenditures and our ability to pursue acquisitions that we may rely on for future growth could be impaired.
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
Results of Operations

Analysis of First Nine Months of 2011 Compared to First Nine Months of 2010
Unless specifically noted, the following discussion of the Company’s results of operations for the first nine months of 2011 refers to the Company’s results of operations from continuing operations.
Revenues increased $24,253 or 4.7% primarily due to additional revenues associated with increased water and wastewater rates of $27,713 and additional water and wastewater revenues of $2,630 associated with a larger customer base due to acquisitions. Included as a component of the rates impact is $3,098 of additional revenue recognized in the third quarter of 2011 from our revised estimate of the final outcome of a rate proceeding. Offsetting these increases were decreases in customer water consumption largely due to unfavorable weather conditions in many of our service territories during the third quarter of 2011, as well an increase in water conservation awareness by our customers.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Operations and maintenance expenses increased by $2,087 or 1.1% primarily due to increased water production costs of $3,023, an increase in postretirement benefits expenses of $1,964, increases in operating costs associated with acquired utility systems and other growth ventures of $1,954, increases in fuel costs for our service vehicles of $869, and normal increases in other operating costs. Offsetting these increases were the gains on the sales of our utility systems recognized during the first nine months of 2011 of $4,319, the effect of the write-off in 2010 of previously deferred regulatory expenses of $2,082, decreased insurance expense of $1,882, and reduced expenses of $870 associated with the disposition of utility systems. The increase in water production costs is primarily due to an increase in the cost of purchased water.
Depreciation expense increased $2,249 or 2.9% due to the utility plant placed in service since September 30, 2010.
Amortization decreased $4,909 primarily due to the additional expense recognized in the first nine months of 2010 of $5,168 resulting from the recovery of our costs associated with a completed rate filing in Texas, offset by the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes increased by $965 or 3.0% primarily due to an increase in taxes assessed resulting from the pumping of ground water of $759.
Interest expense increased by $4,039 or 7.4% primarily due to additional borrowings to finance capital projects, offset partially by decreased interest rates on long-term debt.
Allowance for funds used during construction (“AFUDC”) increased by $1,815 primarily due to an increase in the average balance of proceeds held from tax-exempt bond issuances that are restricted to funding certain capital projects.
Gain on sale of other assets totaled $475 in the first nine months of 2011 and $2,294 in the first nine months of 2010. The decrease of $1,819 is principally due to a gain on the sale of an investment that occurred in the first quarter of 2010.
Our effective income tax rate was 33.3% in the first nine months of 2011 and 39.2% in the first nine months of 2010. The effective income tax rate decreased as a result of the recognition in 2011 of the net state income tax benefit of $11,193 associated with 100% bonus depreciation for qualifying capital additions.
Income from continuing operations increased by $22,088 or 24.3%, in comparison to the same period in 2010 primarily as a result of the factors described above. On a diluted per share basis, income from continuing operations increased $0.15 reflecting the change in income from continuing operations and a 1.1% increase in the average number of common shares outstanding. As compared to the first nine months of 2010, income from continuing operations adjusted to exclude the net state income tax benefit associated with 100% bonus depreciation, a non-GAAP financial measure, would have increased by $0.07 per share. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan and equity compensation plan.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Income from discontinued operations decreased by $8,141 or $0.06 per diluted share, in comparison to the same period in 2010 primarily as a result of the income tax expense recognized in the third quarter of 2011 of $7,438 for the additional deferred tax liabilities that arise from the difference between the stock and tax basis of the Company’s investment in its discontinued operations.
Net income attributable to common shareholders increased by $13,947 or 14.7%, in comparison to the same period in 2010 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.10 reflecting the change in net income attributable to common shareholders and a 1.1% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan and equity compensation plan.
Results of Operations
Analysis of Third Quarter of 2011 Compared to Third Quarter of 2010
Unless specifically noted, the following discussion of the Company’s results of operations for the third quarter of 2011 refers to the Company’s results of operations from continuing operations.
Revenues increased $3,851 or 2.0% primarily due to additional revenues associated with increased water and wastewater rates of $9,212 and additional water and wastewater revenues of $1,341 associated with a larger customer base due to acquisitions. Included as a component of the rates impact is $3,098 of additional revenue recognized in the third quarter of 2011 from our revised estimate of the final outcome of a rate proceeding. Offsetting these increases were decreases in customer water consumption largely due to unfavorable weather conditions in many of our service territories during the third quarter of 2011 as well an increase in water conservation awareness by our customers.
Operations and maintenance expenses increased by $1,131 or 1.6% primarily due to increases in operating costs associated with acquired utility systems and other growth ventures of $1,133, an increase in postretirement benefits expenses of $509, increases in fuel costs for our service vehicles of $420, and normal increases in other operating costs. Offsetting these increases was a decrease in insurance expense of $1,216, the effect of the write-off in the third quarter of 2010 of previously deferred regulatory expenses of $1,071, and reduced expenses of $596 associated with the disposition of utility systems.
Depreciation expense increased $638 or 2.4% due to the utility plant placed in service since September 30, 2010.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Amortization decreased $2,236 primarily due to the additional expense recognized in the third quarter of 2010 of $1,737 resulting from the recovery of our costs associated with a completed rate filing in Texas, offset by the amortization of the costs associated with, and other costs being recovered in, various rate filings.
Taxes other than income taxes decreased by $118 or 1.0% primarily due to decreases in taxes assessed.
Interest expense increased by $986 or 5.3% primarily due to additional borrowings to finance capital projects, offset partially by decreased interest rates on long-term debt.
Allowance for funds used during construction (“AFUDC”) increased by $786 primarily due to an increase in the average balance of proceeds held from tax-exempt bond issuances that are restricted to funding certain capital projects.
Gain on sale of other assets totaled $216 in the third quarter of 2011 and $291 in the third quarter of 2010. The decrease of $75 is principally due to the timing of sales of land and other property.
Our effective income tax rate was 35.2% in the third quarter of 2011 and 38.9% in the third quarter of 2010. The effective income tax rate decreased as a result of the recognition in 2011 of the net state income tax benefit of $3,382 associated with 100% bonus depreciation for qualifying capital additions.
Income from continuing operations increased by $5,186 or 12.9%, in comparison to the same period in 2010 primarily as a result of the factors described above. On a diluted per share basis, income from continuing operations increased $0.04 reflecting the change in income from continuing operations and a 1.1% increase in the average number of common shares outstanding. As compared to the third quarter of 2010, income from continuing operations adjusted to exclude the net state income tax benefit associated with 100% bonus depreciation, a non-GAAP financial measure, would have increased by $0.01 per share. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through dividend reinvestment plan and our equity compensation plan.
Income from discontinued operations decreased by $7,814 or $0.05 per diluted share, in comparison to the same period in 2010 primarily as a result of the income tax expense recognized in the third quarter of 2011 of $7,438 for the additional deferred tax liabilities that arise from the difference between the stock and tax basis of the Company’s investment in its discontinued operations.
Net income attributable to common shareholders decreased by $2,628 or 6.0%, in comparison to the same period in 2010 primarily as a result of the factors described above. On a diluted per share basis, earnings decreased $0.02 reflecting the change in net income attributable to common shareholders and a 1.1% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan and equity compensation plan.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Impact of Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued revised accounting guidance for accounting for intangible assets, which is intended to reduce the cost and complexity of the annual goodwill impairment test by permitting an entity the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised guidance is effective for annual periods beginning after December 15, 2011. The Company will adopt the provisions of the revised guidance as of January 1, 2012, and the Company does not expect the impact of the adoption of the revised guidance to have an impact on the Company’s consolidated results of operations or consolidated financial position.

AQUA AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
(In thousands of dollars, except per share amounts)
Non-Generally Accepted Accounting Principle (“GAAP”) Financial Measures
In addition to reporting “income from continuing operations” and “income from continuing operations per common share”, U.S. GAAP financial measures, we are presenting below “income from continuing operations before net state income tax benefit associated with 100% bonus depreciation” and “income from continuing operations per common share before net state income tax benefit associated with 100% bonus depreciation”, which are considered non-GAAP financial measures. The Company is providing disclosure of the reconciliation of these non-GAAP measures to their most comparable GAAP financial measures. The Company believes that the non-GAAP financial measures provide investors the ability to measure the Company’s financial operating performance excluding the net state income tax benefit associated with 100% bonus depreciation, which is more indicative of the Company’s ongoing performance, and is more comparable to measures reported by other companies. The Company further believes that the presentation of these non-GAAP financial measures is useful to investors as a more meaningful way to compare the Company’s operating performance against its historical financial results and to assess the underlying profitability of our core business. As currently enacted, 100% bonus depreciation is in effect for qualifying capital additions placed in service from September 8, 2010 through December 31, 2011.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Income from continuing operations (GAAP financial measure)	$112,801	$90,713	$45,516	$40,330
Less: Net state income tax benefit associated with 100% bonus depreciation	11,193	—	3,382	—

Income from continuing operations before net state income tax benefit associated with 100% bonus depreciation (Non-GAAP financial measure)	$101,608	$90,713	$42,134	$40,330

Income from continuing operations per common share (GAAP financial measure):
Basic	$0.82	$0.66	$0.33	$0.29
Diluted	$0.81	$0.66	$0.33	$0.29

Income from continuing operations per common share before net state income tax benefit associated with 100% bonus depreciation (Non-GAAP financial measure):
Basic	$0.74	$0.66	$0.30	$0.29
Diluted	$0.73	$0.66	$0.30	$0.29

Average common shares outstanding:
Basic	138,081	136,798	138,297	137,095

Diluted	138,625	137,112	138,951	137,394

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
The City of Fort Wayne, Indiana (the “City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana. In 2008, we reached a settlement agreement with the City to transition this portion of the system in 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically stated that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. Once

AQUA AMERICA, INC. AND SUBSIDIARIES
the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement. On March 16, 2009, oral argument was held before the Allen County Circuit Court on certain procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company disagreed with the Court’s decision and as such, on November 11, 2010, requested that the Wells County Indiana Circuit Court certify those issues for an interim appeal. The Wells County Circuit Court granted that request and on March 7, 2011, the Indiana Court of Appeals granted the Company’s request to review the decision of those issues on appeal. On July 6, 2011, the Company filed its appeal with the Indiana Court of Appeals. The case is now pending before the Indiana Court of Appeals. Depending upon the ultimate outcome of all of the legal proceedings we may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represented approximately 0.40% of Aqua America’s total assets.
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

AQUA AMERICA, INC. AND SUBSIDIARIES
In July 2010 one of the Company’s subsidiaries, Aqua Pennsylvania, Inc., received a notice of violation from the Pennsylvania Department of Environmental Protection (the “DEP”). The notice of violation resulted from the subsidiary’s commencement of construction of a water tank prior to receipt of a construction permit from DEP. The permit was subsequently received. On September 29, 2010, the DEP notified the Company of a proposed penalty of $120,000 in connection with the violation. A settlement has been reached with the DEP and the penalty amount was reduced to $80,000 as of August 1, 2011, which was paid on August 10, 2011

Item 1A.	Risk Factors
There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Form 10-K”) under “Part 1, Item 1A — Risk Factors.”

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Aqua America’s purchases of its common stock for the quarter ended September 30, 2011:
Issuer Purchases of Equity Securities

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

July 1 - 31, 2011	—	—	—	548,278
August 1 - 31, 2011	151	$21.78	—	548,278
September 1 - 30, 2011	—	—	—	548,278

Total	151	$21.78	—	548,278

(1)	These amounts consist of shares we purchased from employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits affected in the form of stock distributions since the authorization date.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 6.	Exhibits
The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.
November 4, 2011

Aqua America, Inc. Registrant

Nicholas DeBenedictis Nicholas DeBenedictis
Chairman, President and Chief Executive Officer

David P. Smeltzer

David P. Smeltzer
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of July 26, 2011, by and between Aqua America, Inc. and Connecticut Water Service, Inc.
2.2	Stock Purchase Agreement, dated as of July 8, 2011, by and among American Water Works Company, Inc., Ohio-American Water Company and Aqua Ohio, Inc.
2.3	Stock Purchase Agreement, dated as of July 8, 2011, by and among Aqua Utilities, Inc., Aqua New York, Inc. and American Water Works Company, Inc.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document