Form 10-K
period 2011-12-31
AQUA AMERICA INC
filed 2012-02-27
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011: $3,017,105,779

For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by June 30, 2011, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.

The number of shares outstanding of the registrant’s common stock as of February 10, 2012: 138,876,626

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of registrant’s 2011 Annual Report to Shareholders have been incorporated by reference into Parts I and II of this Form 10-K.

(2)

Portions of the definitive Proxy Statement, relative to the May 10, 2012 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, have been incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“10-K”), or incorporated by reference into this 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are made based upon, among other things, our current assumptions, expectations, plans, and beliefs concerning future events and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions. Forward-looking statements in this 10-K, or incorporated by reference into this 10-K, include, but are not limited to, statements regarding:

•	recovery of capital expenditures and expense in rates;

•	projected capital expenditures and related funding requirements;

•	the availability and cost of capital financing;

•	developments, trends and consolidation in the water and wastewater utility industries;

•	dividend payment projections;

•	opportunities for future acquisitions, the success of pending acquisitions and the impact of future acquisitions;

•	the capacity of our water supplies, water facilities and wastewater facilities;

•	the impact of geographic diversity on our exposure to unusual weather;

•	the impact of conservation awareness of customers and more efficient plumbing fixtures and appliances on water usage per customer;

•	our capability to pursue timely rate increase requests;

•	our authority to carry on our business without unduly burdensome restrictions;

•	our ability to obtain fair market value for condemned assets;

•	the impact of fines and penalties;

•	the impact of changes in governmental laws, regulations and policies, including those dealing with taxation, the environment, health and water quality, and public utility regulation;

•	the impact of decisions of governmental and regulatory bodies, including decisions to raise or lower rates;

•	the development of new services and technologies by us or our competitors;

•	the availability of qualified personnel;

•	the condition of our assets;

•	the impact of legal proceedings;

•	general economic conditions;

•	acquisition-related costs and synergies; and

•

the forward-looking statements contained under the heading “Forward-Looking Statements” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the portion of our 2011 Annual Report to Shareholders incorporated by reference herein and made a part hereof.

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•	changes in general economic, business, credit and financial market conditions;

•	changes in governmental laws, regulations and policies, including those dealing with taxation, the environment, health and water quality, and public utility regulation;

•	changes in environmental conditions, including those that result in water use restrictions;

•	abnormal weather conditions, including the effects of climate change;

•	changes in, or unanticipated, capital requirements;

•	changes in our credit rating or the market price of our common stock;

•	our ability to integrate businesses, technologies or services which we may acquire;

•	our ability to manage the expansion of our business;

•	our ability to supply water or collect and treat wastewater;

•	the extent to which we are able to develop and market new and improved services;

•	the effect of the loss of major customers;

•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;

•	labor disputes;

•	increasing difficulties in obtaining insurance and increased cost of insurance;

•	cost overruns relating to improvements or the expansion of our operations;

•	increases in the costs of goods and services;

•	civil disturbance or terroristic threats or acts;

•	the continuous and reliable operation of our information technology systems;

•	changes in accounting pronouncements; and

•	litigations and claims.

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

The Company

Aqua America, Inc. (referred to as “Aqua America”, the “Company”, “we”, or “us”) is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 3 million people in Pennsylvania, Texas, North Carolina, Ohio, Illinois, New Jersey, New York, Florida, Indiana, Virginia, Maine, and Georgia. Our largest operating subsidiary, Aqua Pennsylvania, Inc., accounted for approximately 56% of our operating revenues for 2011 and as of December 31, 2011, provided water or wastewater services to approximately one-half of the total number of people we serve, and is located in the suburban areas in counties north and west of the City of Philadelphia and in 25 other counties in Pennsylvania. Our other subsidiaries provide similar services in 11 other states. In addition, we provide water and wastewater services through operating and maintenance contracts with municipal authorities and other parties in the states we operate in as well as sludge hauling, septage and grease services, backflow prevention services, and certain other non-regulated water and wastewater services.

In December 2010, we entered into definitive agreements to purchase all of American Water Works Company, Inc.’s water and wastewater operations in Texas, which serve approximately 5,300 customers, and to sell our regulated water and wastewater operations in Missouri, which served approximately 3,900 customers. The sale of our utility operations in Missouri closed in May 2011, concluding our regulated utility operations in Missouri, and in June 2011, we completed our acquisition of American Water Works Company, Inc.’s regulated operations in Texas.

In July 2011, we entered into a definitive agreement to sell our operations in Maine, which served approximately 16,000 customers, to Connecticut Water Service, Inc. The sale of our regulated water operations in Maine closed in January 2012, concluding our regulated operations in Maine. Also, in July 2011, we entered into a definitive agreement to purchase all of American Water Works Company, Inc.’s water and wastewater operations in Ohio, which serves approximately 57,000 customers, and to simultaneously sell our water operations in New York, which served approximately 51,000 customers. This transaction is conditioned, among other things, on the receipt of regulatory approvals, and is expected to close in the first half of 2012. In February 2012, the Public Utilities Commission of Ohio approved the Company’s purchase in Ohio. The completion of this transaction will conclude our regulated operations in New York. The operating results, cash flows, and financial position of the Company’s Maine and New York subsidiaries have been presented in the Company’s consolidated financial statements as discontinued operations. Further, in 2011, one of the Company’s subsidiaries entered into a joint venture with a third-party investor for the construction and operation of a private pipeline system to supply fresh water to certain natural gas well drilling operations in Pennsylvania. The initial segment is anticipated to be operational in the first half of 2012 and marks an expansion of our growth venture in serving the clean water needs of drillers in the shale oil and gas drilling industry.

Aqua America, which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, Inc., formerly known as Philadelphia Suburban Water Company. In the early 1990s we embarked on a growth through acquisition strategy focused on water and wastewater operations. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of New York Water Service Corporation in 2007. Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry and has extended our regulated operations from southeastern Pennsylvania to include our current operations in 11 other states. In 2009, we began operations in Georgia through the acquisition of a wastewater utility business that is currently not subject to economic regulation by the Georgia Public Service Commission, but is included within our Regulated segment as it provides services similar to our regulated utility subsidiaries.

The following table reports our operating revenues by principal state for the Regulated segment and Other for the year ended December 31, 2011:

	September 30,	September 30,
	Operating	Operating
	Revenues	Revenues
	(000’s)	(%)

Pennsylvania	$397,137	55.8%
Texas	63,559	8.9%
Ohio	46,489	6.5%
Illinois	45,924	6.5%
North Carolina	45,544	6.4%
Other states (a)	143,517	20.2%

	742,170
Less discontinued operations (b)	42,726	6.0%

Regulated segment total	699,444	98.3%
Other	12,512	1.7%

Consolidated	$711,956	100.0%

(a)	Includes our operating subsidiaries in the following states: New Jersey, New York, Indiana, Florida, Virginia, Maine, Missouri, and Georgia. In May 2011, the sale of our utility operations in Missouri closed concluding our regulated utility operations in Missouri.

(b)	Includes our operating subsidiaries in New York and Maine.

Information concerning revenues, net income, identifiable assets and related financial information of the Regulated segment and Other for 2011, 2010, and 2009 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17 – Segment Information in the “Notes to Consolidated Financial Statements” from the portions of our 2011 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K. The information from these sections of our 2011 Annual Report to Shareholders is incorporated by reference herein.

The following table summarizes our operating revenues, by utility customer class, for the Regulated segment and Other for the year ended December 31, 2011:

	September 30,	September 30,
	Operating	Operating
	Revenues	Revenues
	(000’s)	(%)

Residential water	$448,831	63.0%
Commercial water	111,210	15.6%
Fire protection	31,219	4.4%
Industrial water	22,406	3.1%
Other water	41,278	5.8%

Water	654,944	91.9%
Wastewater	75,352	10.6%
Other utility	11,874	1.8%

	742,170
Less discontinued operations (a)	42,726	6.0%

Regulated segment total	699,444	98.3%
Other	12,512	1.7%

Consolidated	$711,956	100.0%

(a)	Includes our operating subsidiaries in New York and Maine.

Our utility customer base is diversified among residential water, commercial water, fire protection, industrial water, other water, wastewater customers and other utility customers (consisting of certain operating contracts that are closely associated with the utility operations). Residential customers make up the largest component of our utility customer base, with these customers representing approximately 70% of our water and wastewater revenues. Substantially all of our water customers are metered, which allows us to measure and bill for our customers’ water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during the late spring and summer in our northern U.S. service territories. In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and water use restrictions in the affected areas, which could reduce water consumption. See “Water Supplies, Water Facilities and Wastewater Facilities” for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of our service territory. Water usage is also affected by changing consumption patterns by our customers, resulting from such causes as increased water conservation and the installation of water saving devices and appliances that can result in decreased water usage. It is estimated that a 0.50% decrease in water consumption would result in a decrease in annual residential water revenue of approximately $2,000,000, and would likely be offset partially by a reduction in incremental water production expenses such as chemicals and power.

Our growth in revenues over the past five years is primarily a result of increases in water and wastewater rates and our growth through acquisition strategy. See “Economic Regulation” for a discussion of water and wastewater rates. The majority of the increase in our utility customer base has been due to customers added through acquisitions. In 2011, 2010, 2009, 2008, and 2007, the utility customer growth rate due to acquisitions and other growth ventures (excluding dispositions) was 1.0%, 1.0%, 1.0%, 2.0%, and 2.6%, respectively. In 2008, our net customer count declined by 3,838 customers, or 0.4%, due to the sale or relinquishment of two utility systems, pursuant to our plan to evaluate and dispose of underperforming utility operations and one system that was turned over to the local city through condemnation. Overall, for the five-year period of 2007 through 2011, our utility customer base increased at an annual compound rate of 0.8%. If the number of customers associated with utility system dispositions during the past five years was excluded from the January 1, 2007 utility customer base, the annual compound growth rate would have been 1.5% for that same period.

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

Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. According to the EPA’s most recent survey of wastewater treatment facilities (which includes both government-owned and privately-owned facilities) in 2008, there are approximately 15,000 such facilities in the nation serving approximately 74% of the U.S. population. The remaining population represents individual homeowners with their own treatment facilities; for example, community on-lot disposal systems and septic tank systems. The vast majority of wastewater facilities are government-owned rather than privately-owned. The EPA’s survey also indicated that there are approximately 8,600 wastewater facilities in operation or planned in the 12 states where we operate.

Because of the fragmented nature of the water and wastewater utility industries, we believe that there are many potential water and wastewater system acquisition candidates throughout the U.S. We believe the factors driving consolidation of these systems are:

•	the benefits of economies of scale;

•	the increasing cost and complexity of environmental regulations;

•	the need for substantial capital investment;

•	the need for technological and managerial expertise;

•	limited access to cost-effective financing; and

•	the monetizing of public assets to support the financial condition of municipalities.

We are actively exploring opportunities to expand our utility operations through acquisitions or other growth ventures. During the five-year period ended December 31, 2011, we completed 86 acquisitions or other growth ventures.

We believe that acquisitions will continue to be an important source of customer growth for us. We intend to continue to pursue acquisitions of government-owned and privately-owned water and wastewater systems that provide services in areas near our existing service territories or in new service areas. We engage in continuing activities with respect to potential acquisitions, including calling on prospective sellers, performing analyses and investigations of acquisition candidates, making preliminary acquisition proposals and negotiating the terms of potential acquisitions. Further, we are also seeking other potential business opportunities, including growth opportunities provided by the shale oil and gas drilling industry with a current focus on the clean water needs of drillers.

Water Supplies, Water Facilities and Wastewater Facilities

Our water utility operations obtain their water supplies from surface water sources, underground aquifers, and water purchased from other water suppliers. Our water supplies are primarily self supplied and processed at twenty-one surface water treatment plants located in five states, and numerous well stations located in all of the states in which we conduct business. Approximately 9% of our water supplies are supplied by water purchased from other water suppliers. It is our policy to obtain and maintain the permits necessary to obtain the water we distribute.

We believe that the capacities of our sources of supply, and our water treatment, pumping and distribution facilities, are generally sufficient to meet the present requirements of our customers under normal conditions. We plan system improvements and additions to capacity in response to normal replacement and renewal needs, changing regulatory standards, changing patterns of consumption, and increased demand from customer growth. The various state regulatory commissions have generally recognized the operating and capital costs associated with these improvements in setting water rates.

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

We believe that our wastewater treatment facilities are generally adequate to meet the present requirements of our customers under normal conditions. In addition, we own several sewer collection systems where the wastewater is treated at a municipally-owned facility. Changes in regulatory requirements can be reflected in revised permit limits and conditions when National Pollution Discharge

Elimination System (“NPDES”) permits are renewed, typically on a five-year cycle, or when treatment capacity is expanded. Capital improvements are planned and budgeted to meet normal replacement and renewal needs, anticipated changes in regulations, needs for increased capacity related to projected growth, and to reduce inflow and infiltration to collection systems. The various state regulatory commissions have generally recognized the operating and capital costs associated with these improvements in setting wastewater rates for current customers and capacity charges for new customers.

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

Accordingly, we maintain a rate case management capability, the objective of which is to provide that the tariffs of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations, capital, taxes, energy, materials, and compliance with environmental regulations. We file rate increase requests to recover and earn a return on the capital investments that we make in improving or replacing our facilities and to recover expenses. In the states in which we operate, we are primarily subject to economic regulation by the following state regulatory commissions:

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

Our water and wastewater operations are comprised of 106 rate divisions, each of which requires a separate rate filing for the evaluation of the cost of service, including the recovery of investments, in connection with the establishment of tariff rates for that rate division. When feasible and beneficial to our utility customers, we will seek approval from the applicable state regulatory commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base. Eight of the states in which we operate permit some form of consolidated rates for the rate divisions in that state, and two states currently permit us to fully consolidate state-wide rate filings within either our water or wastewater operations.

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

Five states in which we operate water utilities, and two states in which we operate wastewater utilities, permit us to add a surcharge to water or wastewater bills to offset the additional depreciation and capital costs associated with certain capital expenditures related to replacing and rehabilitating infrastructure systems. Without a surcharge mechanism, a water and wastewater utility absorbs all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues. The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag. The infrastructure rehabilitation surcharge mechanism is intended to substantially reduce regulatory lag, which often acted as a disincentive to water and wastewater utilities to rehabilitate their infrastructure. In addition, our subsidiaries in certain states use a surcharge or credit on their bills to reflect changes in certain costs, such as changes in state tax rates, other taxes and purchased water costs, until such time as the costs are incorporated into base rates.

Currently, Pennsylvania, Illinois, Ohio, New York, and Indiana, allow for the use of infrastructure rehabilitation surcharges, and in New Jersey, regulators have proposed a rulemaking to implement an infrastructure rehabilitation surcharge in 2012. These mechanisms typically adjust periodically based on additional qualified capital expenditures completed or anticipated in a future period. The infrastructure rehabilitation surcharge is capped at a percentage of base rates, generally at 5% to 9% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective in final rates or when a utility’s earnings exceed a regulatory benchmark. Infrastructure rehabilitation surcharges provided revenues of $16,103,000 in 2011, $14,207,000 in 2010, and $16,900,000 in 2009.

In general, we believe that Aqua America, Inc. and its subsidiaries have valid authority, free from unduly burdensome restrictions, to enable us to carry on our business as presently conducted in the franchised or contracted areas we now serve. The rights to provide water or wastewater service to a particular franchised service territory are generally non-exclusive, although the applicable regulatory commissions usually allow only one regulated utility to provide service to a given area. In some instances, another water utility provides service to a separate area within the same political subdivision served by one of our subsidiaries. Therefore, as a regulated utility, there is little or no competition for the daily water and wastewater service we provide to our customers. Water and wastewater utilities may compete for new customers in new service territories. Competition for new territory generally comes from nearby utilities, either investor-owned or municipal-owned. There is also often competition for the acquisition of other utilities. Competition for the acquisition of other water or wastewater utilities may come from other investor-owned utilities, nearby municipally-owned utilities and sometimes from strategic or financial purchasers seeking to enter or expand in the water and wastewater industry. We compete for new service territories and the acquisition of other utilities on the following bases: economic value, economies of scale, our ability to provide quality water and wastewater service, our existing infrastructure network, our ability to perform infrastructure improvements, our ability to comply with environmental, health, and safety regulations, our technical, regulatory, and operational expertise, our ability to access capital markets, and our cost of capital. The addition of new service territories and the acquisition of other utilities by regulated utilities such as us are generally subject to review and approval by the applicable state regulatory commissions.

In a limited number of instances, in one of our southern states, where there are municipally-owned water or wastewater systems near our operating divisions, the municipally-owned system may either have water distribution or wastewater collection mains that are located adjacent to our division’s mains or may construct new mains that parallel our mains. In these circumstances, on occasion, the municipally-owned system may attempt to take over the customers who are connected to our mains, resulting in our mains becoming surplus or underutilized without compensation.

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

The City of Fort Wayne, Indiana (the “City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries that we acquired in connection with the AquaSource acquisition in 2003. Refer to Item 3. Legal Proceedings of this Annual Report on Form 10-K for additional information regarding this proceeding.

Despite the condemnation referred to above, and the sales of certain systems, our primary strategy continues to be to acquire additional water and wastewater systems, to maintain our existing systems where there is a business or a strategic benefit, and to actively oppose unilateral efforts by municipal governments to acquire any of our operations, particularly for less than the fair market value of our operations or where the municipal government seeks to acquire more than it is entitled to under the applicable law or agreement. On occasion, we may voluntarily agree to sell systems or portions of systems in order to help focus our efforts in areas where we have more critical mass and economies of scale or for other strategic reasons.

Environmental, Health and Safety Regulation

Provision of water and wastewater services is subject to regulation under the federal Safe Drinking Water Act, the Clean Water Act and related state laws, and under federal and state regulations issued under these laws. These laws and regulations establish criteria and standards for drinking water and for wastewater discharges. In addition, we are subject to federal and state laws and other regulations relating to solid waste disposal, dam safety and other aspects of our operations. Capital expenditures and operating costs required as a result of water quality standards and environmental requirements have been traditionally recognized by state regulatory commissions as appropriate for inclusion in establishing rates.

From time to time, Aqua America has acquired, and may acquire, systems that have environmental compliance issues. Environmental compliance issues also arise in the course of normal operations or as a result of regulatory changes. Aqua America attempts to align capital budgeting and expenditures to address these issues in a timely manner. We believe that the capital expenditures required to address outstanding compliance issues have been budgeted in our capital program and represent less than 5% of our expected total capital expenditures over the next five years. We are parties to agreements with regulatory agencies in Pennsylvania, Texas, Florida, Indiana, and Virginia under which we have committed to make certain improvements for environmental compliance. These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection from fines, penalties and other actions while corrective measures are being implemented. We are actively working directly with state environmental officials to implement or amend these agreements as necessary.

Safe Drinking Water Act – The Safe Drinking Water Act establishes criteria and procedures for the EPA to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act and its amendments set standards on the amount of certain microbial and chemical contaminants and radionuclides allowable in drinking water. Current requirements under the Safe Drinking Water Act are not expected to have a material impact on our business, financial condition, or results of operations as we have made and are making investments to meet existing water quality standards. We may, in the future, be required to change our method of treating drinking water at certain sources of supply and make additional capital investments if additional regulations become effective.

In order to remove or inactivate microbial organisms, rules were issued by the EPA to improve disinfection and filtration of potable water and to reduce consumers’ exposure to disinfectants and by-products of the disinfection process, and we are filtering all over our surface water sources.

The EPA promulgated the Long Term 2 Enhanced Surface Water Treatment Rule and a Stage 2 Disinfection/Disinfection By-product Rule in January 2006. These rules resulted in additional one-time costs for special monitoring of approximately $600,000 over a five-year period from 2007 to 2011. All monitoring has been completed, and none of the results have exceeded levels that would require modification of the methods of water treatment currently being used.

The federal Groundwater Rule became effective December 1, 2009. This rule requires additional testing of water from well sources, and under certain circumstances requires demonstration and maintenance of effective disinfection. States throughout the country are taking a variety of approaches to implementation of the Groundwater Rule. Pennsylvania has taken a position that all wells will be required to demonstrate and maintain effective disinfection, and work is underway to achieve compliance. The rule is also expected to require modifications to a few wells or well stations in several other states. In North Carolina, the rule is being coupled with an existing requirement for visitation of well stations or installation of monitoring equipment. In aggregate, the costs of compliance with the requirements of the Ground Water Rule in all of our operating states is estimated at less than 1% of our planned capital program over the next five years.

A rule lowering the limit on arsenic was promulgated in 2001 by the EPA and became effective in January 2006, with a provision for further time extensions for small water systems. One system in Texas was equipped with treatment in 2009. Construction was completed in 2010 for treatment of one well in Pennsylvania acquired in 2008. Two wells acquired in 2011 in Texas have arsenic levels requiring treatment or replacement of the source. Improvements to address the issue at these facilities will be completed in 2012 at a total estimated cost of less than $500,000. Excluding the two wells acquired in Texas, all of our wells are in compliance with the arsenic limit rule.

The Safe Drinking Water Act provides for the regulation of radionuclides other than radon, such as radium and uranium. Revisions to the Radionuclides Rule that became effective in 2003 changed the monitoring protocols and added a maximum contaminant level for uranium. Under the revised rule, some of our groundwater facilities exceeded one or more of the radionuclide standards and required treatment. Treatment has been installed at all wells that remain in service and that had been identified as needing treatment in the initial round of testing. Ongoing testing continues on quarterly, annual, 3-year or 9-year cycles, as required by applicable regulations, and occasionally test results for an individual well will trigger requirements for public notification and/or treatment. The future capital cost of compliance with radionuclide requirements over the next five years is expected to be less than 1% of our planned capital budget over that time.

Clean Water Act – The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams, and groundwater. It is our policy to obtain and maintain all required permits and approvals for the discharges from our water and wastewater facilities, and to comply with all conditions of those permits and other regulatory requirements. A program is in place to monitor facilities for compliance with permitting, monitoring and reporting for wastewater discharges. From time to time, discharge violations may occur which may result in fines. These fines and penalties, if any, are not expected to have a material impact on our business, financial condition, or results of operations. We are also parties to compliance agreements with regulatory agencies in several states where we operate while improvements are being made to address wastewater discharge compliance issues. The required costs to comply with the agreements previously cited are included in our capital program, are expected to be approximately 1% of our planned five-year capital budget, and are expected to be recoverable in rates.

Solid Waste Disposal – The handling and disposal of residuals and solid waste generated from water and wastewater treatment facilities is governed by federal and state laws and regulations. A program is in place to monitor our facilities for compliance with regulatory requirements, and we are not aware of any significant environmental remediation costs necessary from our handling and disposal of waste material from our water and wastewater operations. Capital expenditures of less than $2,000,000, or less than 1% of our planned five-year capital budget,, have been included in our five-year capital budget related to the expansion and/or replacement of some of our current waste disposal facilities in Pennsylvania and Ohio for our large surface water treatment facilities in these states. Three capital projects to reduce waste volume and extend the life of our disposal facilities were completed in the past two years in Pennsylvania. One more project is budgeted to be completed in 2012.

Dam Safety – Our subsidiaries own fifteen major dams that are subject to the requirements of the federal and state regulations related to dam safety. During 2011, we dismantled two of our major dams, and one of our major dams was reclassified by the Department of Environmental Protection in Pennsylvania to a lower hazard category. All major dams undergo an annual engineering inspection. We believe that all fifteen dams are structurally sound and well-maintained.

We performed studies of our dams that identified two dams in Pennsylvania and three dams in Ohio requiring capital improvements resulting from the adoption by state regulatory agencies of revised formulas for calculating the magnitude of a possible maximum flood event. The most significant capital improvement remaining to be performed is on one dam in Pennsylvania at an estimated cost of $15,000,000. Construction is planned during the two-year period from 2016 to 2017. Expenditures in the aggregate during the five-year period from 2012 to 2016 are expected to be approximately 1% of our planned capital program. We continue to study alternatives for these remaining dams which might change the cost estimates and timetables for these capital improvements.

Safety Standards – Our facilities and operations may be subject to inspections by representatives of the Occupational Safety and Health Administration from time to time. We maintain safety policies and procedures to comply with the Occupational Safety and Health Administration’s rules and regulations, but violations may occur from time to time, which may result in fines and penalties, which are not expected to be material. We endeavor to correct such violations promptly when they come to our attention.

Security

We maintain security measures at our facilities, and collaborate with federal, state and local authorities and industry trade associations regarding information on possible threats and security measures for water and wastewater utility operations. In the event of an increase in the cost of security, including capital expenditures, the costs incurred are expected to be recoverable in water rates and are not expected to have a material impact on our business, financial condition, or results of operations.

Employee Relations

As of December 31, 2011, we employed a total of 1,615 full-time employees. Our subsidiaries are parties to 11 labor agreements with labor unions covering 514 employees. The labor agreements expire at various times between May 2012 and April 2015, with the exception of our labor agreement with Local 32BJ of the Service Employees International Union (“SEIU”), covering 287 employees of Aqua Pennsylvania, working in our southeastern Pennsylvania operations, which expired on September 30, 2011. After bargaining to impasse, the Company implemented its last, best and final offer to the union. Local 32BJ has filed an unfair labor practice charge against Aqua Pennsylvania with the National Labor Relations Board challenging the Company’s implementation of its last, best and final offer.

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

Item 1A. Risk Factors

In addition to the other information included or incorporated by reference in this 10-K, the following factors should be considered in evaluating our business and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial condition, or results of operations. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we projected.

The rates we charge our customers are subject to regulation. If we are unable to obtain government approval of our requests for rate increases, or if approved rate increases are untimely or inadequate to recover and earn a return on our capital investments, to recover expenses, or to take into account changes in water usage, our profitability may suffer.

The rates we charge our customers are subject to approval by regulatory commissions or similar regulatory bodies in the states in which we operate. We file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Our ability to maintain and meet our financial objectives is dependent upon the recovery of, and return on, our capital investments and expenses through the rates we charge our customers. Once a rate increase petition is filed with a regulatory commission, the ensuing administrative and hearing process may be lengthy and costly, and the cost to the Company may not always be fully recoverable. The timing of our rate increase requests are therefore partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase to the extent approved. In addition, the amount of rate increases may be decreased as a result of changes in income tax laws regarding tax-basis depreciation as it applies to our capital expenditures. We can provide no assurances that any future rate increase request will be approved by the appropriate state regulatory commission; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments, expenses, and return for which we initially sought the rate increase.

In some jurisdictions, we may seek authorization to bill our utility customers in accordance with a rate filing that is pending before the respective regulatory commission. Furthermore, some regulatory commissions authorize the use of expense deferrals and amortization in order to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request. The additional revenue billed and collected prior to the final ruling is subject to refund based on the outcome of the ruling. The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling. If the request is denied completely or in part, we could be required to refund some or all of the revenue billed to date, and write-off some or all of the deferred expenses.

Our business requires significant capital expenditures that are dependent on our ability to secure appropriate funding. Disruptions in the capital and credit markets may limit our access to capital. If we are unable to obtain sufficient capital, or if the cost of borrowing increases, it may materially and adversely affect our business, financial condition, results of operations, and our ability to pay dividends.

Our business is capital intensive. In addition to the capital required to fund our growth through acquisition strategy, on an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. We obtain funds for our capital expenditures from operations, contributions and advances by developers and others, equity issuances and debt issuances. We have paid common dividends consecutively for 67 years and our Board of Directors recognizes the value that our common shareholders place on both our historical payment record and on our future common dividend payments. Our ability to maintain and meet our financial objectives is dependent upon the availability of adequate capital, and we may not be able to access the debt and equity markets on favorable terms or at all. The U.S. credit and liquidity crisis of 2008 and 2009 caused substantial volatility in capital markets, including credit markets and the banking industry, generally reduced the availability of credit from financing sources, and could re-occur in the future. If in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would have to seek alternative financing sources; however, there can be no assurance that these alternative financing sources would be available on terms acceptable to us. In the event we are unable to obtain sufficient capital, we may need to take steps to conserve cash by reducing our capital expenditures or dividend payments and our ability to pursue acquisitions that we may rely on for future growth could be impaired. The reduction in capital expenditures may result in reduced potential earnings growth, affect our ability to meet environmental laws and regulations, and limit our ability to improve or expand our utility systems to the level we believe appropriate. There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction and maintenance. In addition, delays in completing major capital projects could delay the recovery of the capital expenditures associated with such projects through rates. If the cost of borrowing increases, we might not be able to recover increases in our cost of capital through rates. The inability to recover higher borrowing costs through rates, or the regulatory lag associated with the time that it takes to begin recovery, may adversely affect our business, financial condition, or results of operations.

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

Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and federal and state regulations issued under these laws by the EPA and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the U.S. and states. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot assure you that we will be at all times in total compliance with these laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to comply with these laws and our permits, it is possible that new or stricter standards could be imposed that will require additional capital expenditures or raise our operating costs. Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state regulatory commissions or similar regulatory bodies that govern our business would approve rate increases to enable us to recover such expenditures and costs. In summary, we cannot assure you that our costs of complying with, or discharging liability under, current and future environmental and health and safety laws will not adversely affect our business, financial condition, or results of operations.

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

We believe there have been general declines in water usage per residential customer as a result of an increase in conservation awareness, and the structural impact of an increased use of more efficient plumbing fixtures and appliances. These gradual, long-term changes are normally taken into account by the regulatory commissions in setting rates, whereas short-term changes in water usage, if significant, may not be fully reflected in the rates we charge. We are dependent upon the revenue generated from rates charged to our residential customers for the volume of water used. If we are unable to obtain future rate increases to offset decreased residential customer water consumption to cover our investments, expenses, and return for which we initially sought the rate increase, our revenues and earnings may be adversely affected.

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

An important element of our growth strategy is the acquisition of water and wastewater systems. Any future acquisitions we decide to undertake may involve risks. Further, competition for acquisition opportunities from other regulated utilities, governmental entities, and strategic and financial buyers may hinder our ability to grow our business.

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

Some or all of these items could have a material adverse effect on our business and our ability to finance our business and to comply with regulatory requirements. The businesses we acquire in the future may not achieve sales and profitability that would justify our investment, and any difficulties we encounter in the integration process, including in the integration of processes necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. We compete with governmental entities, other regulated utilities, and strategic and financial buyers, for acquisition opportunities. As consolidation becomes more prevalent in the water and wastewater industries and competition for acquisitions increases, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions. In addition, our competitors may impede our growth by purchasing water utilities near our existing operations, thereby preventing us from acquiring them. Competing governmental entities, utilities, and strategic and financial buyers have challenged, and may in the future challenge, our efforts to acquire new companies and/or service territories. Our growth could be hindered if we are not able to compete effectively for new companies and/or service territories with other companies or strategic and financial buyers that have lower costs of operations or that can submit more attractive bids. In addition, as consolidation becomes more prevalent in the water and wastewater industries and competition for acquisitions increases, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions. Any of these risks may adversely affect our business, financial condition, or results of operations.

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

In a limited number of instances, in one of our southern states where there are municipally-owned water or wastewater systems near our operating divisions, the municipally-owned system may either have water distribution or wastewater collection mains that are located adjacent to our division’s mains or may construct new mains that parallel our mains. In these circumstances, on occasion, the municipally-owned system may attempt to take over the customers who are connected to our mains, resulting in our mains becoming surplus or underutilized without compensation.

Contamination of our water supply may result in disruption in our services and litigation which could adversely affect our business, operating results and financial condition.

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

In addition to the potential pollution of our water supply as described above, we maintain security measures at our facilities and have heightened employee awareness of potential threats to our water systems. We have and will continue to bear increases in costs for security precautions to protect our facilities, operations, and supplies, most of which have been recoverable under state regulatory policies. While the costs of increases in security, including capital expenditures, may be significant, we expect these costs to continue to be recoverable in water and wastewater rates. Despite our security measures, we may not be in a position to control the outcome of terrorist events, or other attacks on our water systems should they occur.

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

The failure of, or the requirement to repair, upgrade or dismantle, any of our dams or reservoirs may adversely affect our business, financial condition, and results of operations.

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

Any failure of our water and wastewater treatment plants, network of water and wastewater pipes, or water reservoirs could result in losses and damages that may affect our reputation and our business, financial condition, and results of operations.

Our operating subsidiaries treat water and wastewater, distribute water and collect wastewater through an extensive network of pipes, and store water in reservoirs. A failure of a major treatment plant, pipe, or reservoir could result in injuries and property damage for which we may be liable. The failure of a major treatment plant, pipe, or reservoir may also result in the need to shut down some facilities or parts of our network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quality and quantities to our customers or collect and treat wastewater in accordance with standards prescribed by governmental regulators, including state regulatory commissions, with jurisdiction over our operations, and may adversely affect our reputation and our business, financial condition, and results of operations. Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

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

We are dependent on a continuing flow of important goods and services from suppliers for our water and wastewater businesses. A disruption or prolonged delays in obtaining important supplies or services, such as maintenance services, purchased water, chemicals, electricity, or other materials, could adversely affect our water or wastewater services and our ability to operate in compliance with all regulatory requirements, which could have a significant effect on our results of operations. In certain circumstances, we rely on third parties to provide certain important services (such as certain customer bill print and mail activities or utility service operations in some of our divisions) and a disruption in these services could materially and adversely affect our results of operations and financial condition. Some possible reasons for a delay or disruption in the supply of important goods and services include:

•	our suppliers may not provide materials that meet our specifications in sufficient quantities;

•	our suppliers may provide us with water that does not meet applicable quality standards or is contaminated;

•	our suppliers may face production delays due to natural disasters, strikes, lock-outs, or other such actions;

•	one or more suppliers could make strategic changes in the lines of products and services they offer; and

•	some of our suppliers, such as small companies, may be more likely to experience financial and operational difficulties than larger, well-established companies, because of their limited financial and other resources.

As a result of any of these factors, we may be required to find alternative suppliers for the materials and services on which we rely. Accordingly, we may experience delays in obtaining appropriate materials and services on a timely basis and in sufficient quantities from such alternative suppliers at a reasonable price, which could interrupt services to our customers and adversely affect our business, financial condition, and results of operations.

We are increasingly dependent on the continuous and reliable operation of our information technology systems, and a disruption of these systems could adversely affect our business.

We rely on our information technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our treatment, storage and pumping facilities. In addition, we rely on our systems to track our utility assets and to manage maintenance and construction projects, materials and supplies, and our human resource functions. A loss of these systems, or major problems with the operation of these systems, could adversely affect our operations and have a material adverse effect on our business, financial condition, or results of operations. Although we do not believe that our systems are at a materially greater risk of cyber security incidents than other similar organizations, our information technology systems are vulnerable to damage or interruption from:

•	power loss, computer systems failures, and internet, telecommunications or data network failures;

•	operator negligence or improper operation by, or supervision of, employees;

•	physical and electronic loss of data;

•	computer viruses;

•	intentional security breaches, misappropriation of data and similar events; and

•	hurricanes, fires, floods, earthquakes and other natural disasters.

Such cyber security incidents may result in the loss or compromise of customer, financial or operational data, disruption of billing, collections or normal field service activities, disruption of electronic monitoring and control of operational systems and delays in financial reporting and other normal management functions. Possible impacts associated with a cyber security incident may include remediation costs related to lost, stolen, or compromised data, repairs to data processing systems, increased cyber security protection costs, adverse effects on our compliance with regulatory and environmental laws and regulation, including standards for drinking water, litigation and reputational damage.

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

Climate change is receiving ever increasing attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases (GHG), including carbon dioxide. Climate change legislation has been introduced from time to time in Congress, and if enacted, would limit GHG emissions from covered entities through a “cap and trade” system to reduce the quantity of national GHG emissions in accordance with established goals and timelines. Possible new climate change laws and regulations, if enacted, may require us to monitor and/or change our utility operations. GHG emissions occur at several points across our utility operations, notably our use of service vehicles and energy. It is possible that new standards could be imposed that will require additional capital expenditures or raise our operating costs. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our business, financial condition, or results of operations. Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state regulatory commissions or similar regulatory bodies that govern our business would approve rate increases to enable us to recover such expenditures and costs. We cannot assure you that our costs of complying with new standards or laws will not adversely affect our business, financial condition, or results of operations.

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

The following table indicates our net property, plant and equipment, in thousands of dollars, as of December 31, 2011 in the principal states where we operate:

	September 30,	September 30,
	Net Property,
	Plant and
	Equipment
Pennsylvania	$2,245,864	62.2%
North Carolina	257,604	7.1%
Illinois	246,659	6.8%
Texas	218,257	6.0%
Ohio	216,761	6.0%
Other (a)	540,597	15.0%

	3,725,742
Less discontinued operations (b)	112,816	3.1%

Consolidated	$3,612,926	100.0%

(a)	Includes our operating subsidiaries in the following states: New Jersey, New York, Indiana, Florida, Virginia, Maine, and Georgia.

(b)	Includes our operating subsidiaries in New York and Maine.

We believe that our properties are generally maintained in good condition and in accordance with current standards of good water and wastewater industry practice. We believe that our facilities are adequate and suitable for the conduct of our business and to meet customer requirements under normal circumstances.

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

For legal proceedings which were concluded during the first nine months of 2011, refer to our respective 2011 10-Q filings for disclosure of the conclusion of these legal proceedings.

The City of Fort Wayne, Indiana (the “City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana. In January 2008, we reached a settlement with the City to transition this portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically stated that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. The net book value of the assets relinquished has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement. On March 16, 2009, oral argument was held before the Allen County Circuit Court on certain procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company appealed the Wells County Indiana Circuit Court’s decision to the Indiana Court of Appeals. On January 13, 2012, the Indiana Court of Appeals reached a decision denying the Company’s appeal. On February 10, 2012, the Company filed a petition for transfer requesting that the Indiana Supreme Court review the matter. That petition is currently pending. The Company continues to evaluate its legal options with respect to this decision. Depending upon the outcome of all of the legal proceedings we may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represented approximately 0.40% of Aqua America’s total assets.

A lawsuit filed by a husband and wife who lived in a house abutting a percolation pond at a wastewater treatment plant owned by one of the Company’s subsidiaries, Aqua Utilities Florida, Inc., in Pasco County, Florida has been dismissed by the plantiffs. The lawsuit was originally filed in August 2006 in the circuit court for the Sixth Judicial Circuit in and for Pasco County, Florida and has been amended several times by the plaintiffs. The lawsuit alleged our subsidiary was negligent in the design, operation and maintenance of the plant, resulting in bodily injury to the plaintiffs and various damages to their property. Subsequent amendments to the complaint included additional counts alleging trespass, nuisance, and strict liability. A trial of this matter during January 2011 resulted in a judicial dismissal of the count for strict liability and jury verdicts in favor of the Company on the remaining counts. On June 16, 2011, the plaintiffs agreed to dismiss their appeals and to release all claims against our subsidiary and the Company, which resulted in the conclusion of the original plaintiffs’ litigation against our subsidiary. In the third quarter of 2008, approximately thirty-five additional plaintiffs, associated with approximately eight other homes in the area, filed a lawsuit with the same court making similar allegations against our subsidiary with respect to the operation of the facility. No trial date has been set for this lawsuit, but some of these plaintiffs testified in the trial of the original lawsuit in which all allegations were resolved in the Company’s favor. The lawsuit has been submitted to our insurance carriers, who have reserved their rights with respect to various portions of the plaintiffs’ claims. Based on the ultimate outcome of the litigation, we may or may not have insurance coverage for parts or all of the claim. The Company continues to assess this matter and any potential loss. At this time, the Company believes that the estimated amount of any potential loss would not be material to the Company’s consolidated results of operations or consolidated financial condition.

One of the Company’s subsidiaries, South Haven Sewer Works, acquired in 2008 has been operating under a Consent Decree with the EPA and the United States Department of Justice entered into in 2003. The Consent Decree addresses the elimination of sanitary sewer overflows from the subsidiary’s sewer system. Although substantial improvements to the system have been made to significantly reduce the number of sanitary sewer overflows at the sewer system since the Company’s acquisition of the subsidiary, the EPA and Department of Justice proposed on May 11, 2010, a revised Consent Decree, including new dates for completing work to address sanitary sewer overflows in the system and a proposed civil penalty of $364,000 for purported sanitary sewer overflow violations since the date of the original Consent Decree, which was entered into by the original owner. The Company’s subsidiary has contested the appropriateness of calculating the proposed penalty based on sanitary sewer violations occurring prior to the acquisition of the subsidiary and the amount of the proposed penalty. The Company intends to seek indemnification from the seller for this matter for the amount proposed.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the ticker symbol WTR. As of February 10, 2012, there were approximately 26,650 holders of record of our common stock.

The following table shows the high and low intraday sales prices for our common stock as reported on the New York Stock Exchange composite transactions reporting system and the cash dividends paid per share for the periods indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2011
Dividend paid per common share	$0.155	$0.155	$0.155	$0.165	$0.630
Dividend declared per common share	0.155	0.155	0.320	—	0.630
Price range of common stock
—high	23.79	23.28	22.74	22.52	23.79
—low	21.56	21.03	19.28	20.16	19.28

2010
Dividend paid per common share	$0.145	$0.145	$0.145	$0.155	$0.590
Dividend declared per common share	0.145	0.145	0.300	—	0.590
Price range of common stock
—high	17.88	18.73	20.99	22.97	22.97
—low	16.45	16.52	17.38	20.20	16.45

We have paid common dividends consecutively for 67 years. Effective August 2, 2011, our Board of Directors authorized an increase of 6.5% in the December 1, 2011 quarterly dividend over the dividend Aqua America, Inc. paid in the previous quarter. As a result of this authorization, beginning with the dividend payment in December 2011, the annualized dividend rate increased to $0.66 per share. This is the 21st dividend increase in the past 20 years and the thirteenth consecutive year that we have increased our dividend in excess of five percent. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1, and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant. During the past five years, our common dividends paid have averaged 66.5% of net income attributable to common shareholders.

The following table summarizes the Company’s purchases of its common stock for the quarter ending December 31, 2011:

Issuer Purchases of Equity Securities

	September 30,	September 30,	September 30,	September 30,
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)
October 1-31, 2011	1,288	$21.93	—	548,278
November 1-30, 2011	5,978	$22.35	—	548,278
December 1-31, 2011	—	$—	—	548,278

Total	7,266	$22.27	—	548,278

(1)	These amounts consist of shares we purchased from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plan is available to all employees who receive option grants under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.

Item 6. Selected Financial Data

The information appearing in the section captioned “Summary of Selected Financial Data” from the portions of our 2011 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the portions of our 2011 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed rate, long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates and short-term debt, which is at floating interest rates. As of December 31, 2011, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for long-term debt are as follows:

	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx
								Fair
	2012	2013	2014	2015	2016	Thereafter	Total	Value
Long-term debt:
Fixed rate	$42,553	$34,849	$86,088	$63,690	$35,314	$1,215,842	$1,478,336	$1,554,199
Variable rate	38,212	—	—	—	—	—	38,212	38,212

Total	$80,765	$34,849	$86,088	$63,690	$35,314	$1,215,842	$1,516,548	$1,592,411

Weighted average interest rate*	2.91%	5.22%	5.15%	5.20%	4.79%	5.28%	5.17%

*	Weighted average interest rate of 2012 long-term debt maturity is as follows: fixed rate debt of 5.30% and variable rate debt of 0.48%.

Included in the table above, as of December 31, 2011, is $40.7 million of fixed rate long-term debt associated with discontinued operations.

From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the “available-for-sale” marketable equity securities. As of December 31, 2011, our carrying value of certain investments, in thousands of dollars, was $3,832, which reflects the market value of such investments and is in excess of our original cost.

Item 8. Financial Statements and Supplementary Data

Information appearing under the captions “Consolidated Statements of Income and Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Capitalization,” “Consolidated Statements of Equity” and “Notes to Consolidated Financial Statements” from the portions of our 2011 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein. Also, the information appearing in the sections captioned “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” from the portions of our 2011 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Management’s Report on Internal Control Over Financial Reporting – The information appearing in the section captioned “Management’s Report on Internal Control Over Financial Reporting” from the portions of our 2011 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

(c) Attestation Report of the Registered Public Accounting Firm – The Attestation Report of our Independent Registered Public Accounting Firm as to our internal control over financial reporting, contained in our 2011 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K, is incorporated by reference herein. With the exception of the aforementioned information and the information incorporated by reference in Items 6, 7, and 8, the 2011 Annual Report to Shareholders is not to be deemed filed as part of the Annual Report on Form 10-K.

(d) Changes in Internal Control Over Financial Reporting – No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors of the Registrant, Audit Committee, Audit Committee Financial Expert and Filings under Section 16(a)

The information appearing in the sections captioned “Information Regarding Nominees and Directors,” “Corporate Governance – Code of Ethics”, – “Board and Board Committees”, and – “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive Proxy Statement relating to our May 10, 2012, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Our Executive Officers

The following table and the notes thereto set forth information with respect to our executive officers, including their names, ages, positions with Aqua America, Inc. and business experience during the last five years:

		Position with
Name	Age	Aqua America, Inc. (1)

Nicholas DeBenedictis	66	Chairman, President and Chief Executive Officer (May 1993 to present); President and Chief Executive Officer (July 1992 to May 1993); Chairman and Chief Executive Officer, Aqua Pennsylvania, Inc. (July 1992 to present); President, Philadelphia Suburban Water Company (February 1995 to January 1999) (2)

Roy H. Stahl	59	Chief Administrative Officer, General Counsel (February 2007 to present), and Secretary (June 2001 to present); Executive Vice President and General Counsel (May 2000 to February 2007); Senior Vice President and General Counsel (April 1991 to May 2000) (3)

David P. Smeltzer	53	Executive Vice President and Chief Financial Officer (January 2012 to present); Chief Financial Officer (February 2007 to January 2012); Senior Vice President - Finance and Chief Financial Officer (December 1999 to February 2007); Vice President - Finance and Chief Financial Officer (May 1999 to December 1999); Vice President – Rates and Regulatory Relations, Philadelphia Suburban Water Company (March 1991 to May 1999) (4)

Christopher H. Franklin	47	Executive Vice President and President and Chief Operating Officer, Regulated Operations (January 2012 to Present); Regional President – Midwest and Southern Operations and Senior Vice President, Corporate and Public Affairs (January 2010 to January 2012); Regional President, Aqua America – Southern Operations and Senior Vice President, Public Affairs and Customer Operations (January 2007 to January 2010); Vice President, Public Affairs and Customer Operations (July 2002 to January 2007) (5)

Karl M. Kyriss	61	Executive Vice President and President, Aqua Capital Ventures (January 2012 to present); Regional President – Northeastern Operations (January 2010 to January 2012); Regional President, Aqua Mid-Atlantic Operations (February 2007 to January 2010); President - Aqua Pennsylvania (March 2003 to present) and President, Mid-Atlantic Operations (May 2005 to February 2007) (6)

Robert A. Rubin	49	Senior Vice President, Controller and Chief Accounting Officer (January 2012 to present); Vice President, Controller and Chief Accounting Officer (May 2005 to January 2012); Controller and Chief Accounting Officer (March 2004 to May 2005); Controller (March 1999 to March 2004) (7)

Prior to January 16, 2004, Aqua Pennsylvania was known as Philadelphia Suburban Water Company.

(1)	In addition to the capacities indicated, the individuals named in the above table hold other offices or directorships with subsidiaries of the Company. Officers serve at the discretion of the Board of Directors.

(2)	Mr. DeBenedictis was Secretary of the Pennsylvania Department of Environmental Resources from 1983 to 1986. From December 1986 to April 1989, he was President of the Greater Philadelphia Chamber of Commerce. Mr. DeBenedictis was Senior Vice President for Corporate and Public Affairs of Philadelphia Electric Company from April 1989 to June 1992.

(3)	From January 1984 to August 1985, Mr. Stahl was Corporate Counsel, from August 1985 to May 1988 he was Vice President – Administration and Corporate Counsel of Aqua America, Inc., and from May 1988 to April 1991 he was Vice President and General Counsel of Aqua America, Inc.

(4)	Mr. Smeltzer was Vice President – Controller of Philadelphia Suburban Water Company from March, 1986 to March 1991.

(5)	Mr. Franklin was Director of Public Affairs from January 1993 to February 1997.

(6)	Mr. Kyriss was Vice President - Northeast Region of American Water Works Services Company from 1997 to 2003.

(7)	Mr. Rubin was Accounting Manager with Aqua America, Inc. from June 1989 to June 1994. He then served from June 1994 to March 1999 as Assistant Controller of Philadelphia Suburban Water Company.

Item 11. Executive Compensation

The information appearing in the sections captioned “Executive Compensation” and “Director Compensation” of the definitive Proxy Statement relating to our May 10, 2012, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Stock – The information appearing in the section captioned “Ownership of Common Stock” of the Proxy Statement relating to our May 10, 2012, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Securities Authorized for Issuance under Equity Compensation Plans – The following table provides information for our equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

	September 30,		September 30,		September 30,
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	3,558,886	(1)	$20.03	(2)	4,085,027
Equity compensation plans not approved by security holders	0		0		0

Total	3,558,886		$20.03		4,085,027

(1)	Consists of 3,376,960 shares issuable upon exercise of outstanding options, 137,584 shares issuable upon conversion of outstanding performance share units, and 44,342 shares issuable upon conversion of outstanding restricted share units.

(2)	Calculated based upon outstanding options of 3,376,960 shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information appearing in the sections captioned “Corporate Governance – Director Independence” and “ – Policies and Procedures For Approval of Related Person Transactions” of the definitive Proxy Statement relating to our May 10, 2012, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information appearing in the section captioned “Proposal No. 2 – Services and Fees” of the definitive Proxy Statement relating to our May 10, 2012, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements. The following is a list of our consolidated financial statements and supplementary data incorporated by reference in Item 8 hereof:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2011 and 2010

Consolidated Statements of Income and Comprehensive Income – 2011, 2010, and 2009

Consolidated Statements of Cash Flows – 2011, 2010, and 2009

Consolidated Statements of Capitalization – December 31, 2011 and 2010

Consolidated Statements of Equity – 2011, 2010, and 2009

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

Date: February 27, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Nicholas DeBenedictis	David P. Smeltzer
Nicholas DeBenedictis	David P. Smeltzer
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Robert A. Rubin	Mary C. Carroll
Robert A. Rubin	Mary C. Carroll
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	Director

Richard H. Glanton	Lon R. Greenberg
Richard H. Glanton	Lon R. Greenberg
Director	Director

William P. Hankowsky	Wendell F. Holland
William P. Hankowsky	Wendell F. Holland
Director	Director

Mario Mele	Ellen T. Ruff
Mario Mele	Ellen T. Ruff
Director	Director

Richard L. Smoot	Andrew J. Sordoni III
Richard L. Smoot	Andrew J. Sordoni III
Director	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of July 26, 2011, by and between Aqua America, Inc. and Connecticut Water Service, Inc. (35) (Exhibit 2.1)

2.2	Stock Purchase Agreement, dated as of July 8, 2011, by and among American Water Works Company, Inc., Ohio-American Water Company and Aqua Ohio, Inc. (35) (Exhibit 2.2)

2.3	Stock Purchase Agreement, dated as of July 8, 2011, by and among Aqua Utilities, Inc., Aqua New York, Inc. and American Water Works Company, Inc. (35) (Exhibit 2.3)

3.1	Restated Articles of Incorporation as of December 9, 2004 (16) (Exhibit 3.1)

3.2	Bylaws, as amended effective as of October 5, 2010 (32) (Exhibit 3.2)

4.1	Indenture of Mortgage dated as of January 1, 1941 between Philadelphia Suburban Water Company and The Pennsylvania Company for Insurance on Lives and Granting Annuities(now First Pennsylvania Bank, N.A.), as Trustee, with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 (2) (Exhibits 4.1 through 4.16)

4.2	Agreement to furnish copies of other long-term debt instruments (1) (Exhibit 4.7)

4.3	Twenty-fourth Supplemental Indenture dated as of June 1,1988 (3) (Exhibit 4.5)

4.4	Twenty-fifth Supplemental Indenture dated as of January 1, 1990 (4) (Exhibit 4.6)

4.5	Twenty-sixth Supplemental Indenture dated as of November1, 1991 (5) (Exhibit 4.12)

4.6	Twenty-ninth Supplemental Indenture dated as of March 30,1995 (6) (Exhibit 4.17)

4.7	Thirty-third Supplemental Indenture, dated as of November 15, 1999 (10) (Exhibit 4.27)

4.8	Thirty-fourth Supplemental Indenture, dated as of October 15, 2001 (12) (Exhibit 4.21)

4.9	Thirty-fifth Supplemental Indenture, dated as of January 1, 2002 (12) (Exhibit 4.22)

4.10	Thirty-sixth Supplemental Indenture, dated as of June 1, 2002 (13) (Exhibit 4.23)

4.11	Thirty-seventh Supplemental Indenture, dated as of December 15, 2002 (14) (Exhibit 4.23)

4.12	Note Purchase Agreement among the note purchasers and Philadelphia Suburban Corporation, dated July 31, 2003 (15) (Exhibit 4.27)

4.13	Thirty-eighth Supplemental Indenture, dated as of November 15, 2004 (21) (Exhibit 4.28)

4.14	Thirty-ninth Supplemental Indenture, dated as of May 1, 2005 (19) (Exhibit 4.29)

4.15	Fortieth Supplemental Indenture, dated as of December 15, 2005 (12) (Exhibit 4.31)

4.16	Forty-first Supplemental Indenture, dated as of January 1, 2007 (25) (Exhibit 4.1)

4.17	Forty-second Supplemental Indenture, dated as of December 1, 2007 (25) (Exhibit 4.36)

4.18	Forty-third Supplemental Indenture, dated as of December 1, 2008 (27) (Exhibit 4.37)

4.19	Forty-fourth Supplemental Indenture, dated as of July 1, 2009 (28) (Exhibit 4.38)

4.20	Forty-fifth Supplemental Indenture, dated as of October 15, 2009 (31) (Exhibit 4.39)

4.21	Revolving Credit Agreement between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., and Citizens Bank of Pennsylvania, dated as of November 30, 2010 (33) (Exhibit 4.34)

4.22	Forty-sixth Supplemental Indenture, dated as of October 15, 2010 (33) (Exhibit 4.35)

4.23	1994 Equity Compensation Plan, as amended by Amendment effective August 5, 2003* (17) (Exhibit 10.5)

EXHIBIT INDEX

Exhibit No.	Description

4.24	Placement Agency Agreement between Philadelphia Suburban Water Company and PaineWebber Incorporated dated as of March 30, 1995 (6) (Exhibit 10.12)

4.25	Revolving Credit Agreement between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank, dated as of November 28, 2011

10.1	Philadelphia Suburban Corporation Deferred Compensation Plan Master Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996* (7) (Exhibit 10.24)

10.2	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Philadelphia Suburban Water Company and Commerce Capital Markets dated September 29, 1999 (9) (Exhibit 10.37)

10.3	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Philadelphia Suburban Water Company dated as of October 1, 1999 (9) (Exhibit 10.38)

10.4	Placement Agency Agreement between Philadelphia Suburban Water Company and Merrill Lynch & Co., PaineWebber Incorporated, A.G. Edwards & Sons, Inc., First Union Securities, Inc., PNC Capital Markets, Inc. and Janney Montgomery Scott, Inc., dated as of November 15, 1999 (10) (Exhibit 10.41)

10.5	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Philadelphia Suburban Water Company and The GMS Group, L.L.C., dated October 23, 2001 (12) (Exhibit 10.35)

10.6	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Philadelphia Suburban Water Company dated as of October 15, 2001 (11) (Exhibit 10.36)

10.7	Bond Purchase Agreement among the Bucks County Industrial Development Authority, Pennsylvania Suburban Water Company and Janney Montgomery Scott LLC, dated May 21, 2002 (14) (Exhibit 10.42)

10.8	Construction and Financing Agreement between the Bucks County Industrial Development Authority and Pennsylvania Suburban Water Company dated as of June 1, 2002 (14) (Exhibit 10.43)

10.9	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Pennsylvania Suburban Water Company, and The GMS Group, L.L.C., dated December 19, 2002 (14) (Exhibit 10.44)

10.10	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Pennsylvania Suburban Water Company dated as of December 15, 2002 (14) (Exhibit 10.45)

10.11	Aqua America, Inc. 2004 Equity Compensation Plan as amended by Amendment effective February 22, 2007* (25) (Exhibit 10.29)

10.12	2010 Annual Cash Incentive Compensation Plan* (33) (Exhibit 10.24)

10.13	Bond Purchase Agreement among the Northumberland County Industrial Development Authority, Aqua Pennsylvania, Inc., and Sovereign Securities Corporation, LLC, dated November 16, 2004 (21) (Exhibit 10.31)

10.14	Aqua America, Inc. 2004 Equity Compensation Plan* (18) (Appendix C)

10.15	Bond Purchase Agreement among the Montgomery County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 12, 2007 (25) (Exhibit 10.34)

10.16	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated May 10, 2005 (19) (Exhibit 10.36)

EXHIBIT INDEX

Exhibit No.	Description

10.17	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2005 (12) (Exhibit 10.37)

10.18	Aqua America, Inc. Dividend Reinvestment and Direct Stock Purchase Plan* (26)

10.19	Aqua America, Inc. Amended and Restated Employee Stock Purchase Plan* (12) (Exhibit 10.39)

10.20	Non-Employee Directors’ Compensation for 2011* (33) (Exhibit 10.22)

10.21	Non-Employee Directors’ Compensation for 2012*

10.22	Bond Purchase Agreement among the Chester County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2006 (24) (Exhibit 10.2)

10.23	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 4, 2008 (27) (Exhibit 10.35)

10.24	Aqua America, Inc. 2004 Equity Compensation Plan (amended and restated as of January1, 2009)* (27) (Exhibit 10.36)

10.25	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Nicholas DeBenedictis* (27) (Exhibit 10.37)

10.26	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Roy H. Stahl* (27) (Exhibit 10.38)

10.27	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and David P. Smeltzer* (27) (Exhibit 10.39)

10.28	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Karl M. Kyriss* (27) (Exhibit 10.40)

10.29	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Christopher H. Franklin* (27) (Exhibit 10.41)

10.30	Change in Control and Severance Agreement between Aqua America, Inc. and Nicholas DeBenedictis* (27) (Exhibit 10.42)

10.31	Change in Control Agreement between Aqua America, Inc. and Roy H. Stahl* (27) (Exhibit 10.43)

10.32	Change in Control Agreement between Aqua America, Inc. and David P. Smeltzer* (27) (Exhibit 10.44)

10.33	Change in Control Agreement between Aqua America, Inc. and Karl M. Kyriss* (27) (Exhibit 10.45)

10.34	Change in Control Agreement between Aqua America, Inc. and Christopher H. Franklin* (27) (Exhibit 10.46)

10.35	Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2008)* (27) (Exhibit 10.47)

10.36	Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas DeBenedictis (as amended and restated effective January 1, 2008)* (27) (Exhibit 10.48)

10.37	Amendment 2008-1 to the Aqua America, Inc. Deferred Compensation Plan Master Trust Agreement dated as of December 15, 2008* (27) (Exhibit 10.50)

EXHIBIT INDEX

Exhibit No.	Description

10.38	Aqua America, Inc. 2009 Executive Deferral Plan, As Amended and Restated Effective January 1, 2009* (26) (Exhibit 4.1)

10.39	Aqua America, Inc. 2009 Omnibus Equity Compensation Plan* (29) (Exhibit 99.1)

10.40	Aqua America, Inc. 2009 Omnibus Equity Compensation Plan, As Amended Effective February 25, 2011 * (33) (Exhibit 10.42)

10.41	Employment agreement dated January 31, 2010, between Aqua America, Inc. and Nicholas DeBenedictis * (30) (Exhibit 10.1)

10.42	First amendment to Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2008)* (31) (Exhibit 10.54)

10.43	Second amendment to Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2008)* (30) (Exhibit 10.3)

10.44	First amendment to Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas DeBenedictis (as amended and restated effective January 1, 2008)* (31) (Exhibit 10.56)

10.45	Second amendment to Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas DeBenedictis (as amended and restated effective January 1, 2008)* (30) (Exhibit 10.4)

10.46	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., and Janney Montgomery Scott LLC, dated June 30, 2009 (28) (Exhibit 10.52)

10.47	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., Janney Montgomery Scott LLC, and PNC Capital Markets LLC, dated October 20, 2009 (31) (Exhibit 10.59)

10.48	Restricted Stock Grant Agreement made by Aqua America, Inc. to Nicholas DeBenedictis dated January 31, 2010* (30) (Exhibit 10.2)

10.49	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., PNC Capital Markets LLC, and TD Securities (USA) LLC, dated October 27, 2010 (33) (Exhibit 10.51)

10.50	2011 Annual Cash Incentive Compensation Plan* (34) (Exhibit 10.52)

10.51	2012 Annual Cash Incentive Compensation Plan*

10.52	Form of Performance Share Unit Grant Agreement for Chief Executive Officer* (34) (Exhibit 10.53)

10.53	Form of Performance Share Unit Grant Agreement for other Executive Officers* (34) (Exhibit 10.54)

10.54	Form of Restricted Stock Unit Grant Agreement for Chief Executive Officer* (34) (Exhibit 10.55)

10.55	Form of Restricted Stock Unit Grant Agreement for other Executive Officers* (34) (Exhibit 10.56)

10.56	Amendment to employment agreement effective as of December 6, 2011, between Aqua America, Inc. and Nicholas DeBenedictis *

10.57	Restricted Stock Grant Agreement made by Aqua America, Inc. to Nicholas DeBenedictis dated December 6, 2011*

10.58	Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2011)*

EXHIBIT INDEX

Exhibit No.	Description

10.59	Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas Debenedictis (as amended and restated effective January 1, 2011)*

13.1	Selected portions of Annual Report to Shareholders for the year ended December 31, 2011 incorporated by reference in Annual Report on Form 10-K for the year ended December 31, 2011.

21.1	Subsidiaries of Aqua America, Inc.

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

*	Indicates management contract or compensatory plan or arrangement.

Notes -

Documents Incorporated by Reference

(1)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1992.

(2)	Indenture of Mortgage dated as of January 1, 1941 with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 were filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1983.

(3)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1988.

(4)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1989.

(5)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1991.

(6)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(7)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996.

(8)	Filed as an Exhibit to Form 8-K filed August 7, 1997.

(9)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(10)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

(11)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2001.

(12)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2005.

(13)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(14)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2002.

(15)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(16)	Filed as an Exhibit to Form 8-K filed December 9, 2004.

(17)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2003.

(18)	Filed as Appendix C to definitive Proxy Statement dated April 2, 2004.

(19)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(20)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2004.

(21)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2006.

(22)	Filed as an Exhibit to Form 8-K filed March 7, 2005.

(23)	Filed as a Registration Statement on Form S-3 on August 8, 2008.

(24)	Filed an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(25)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2007.

(26)	Filed as a Registration Statement on Form S-8 on December 10, 2008.

(27)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2008.

(28)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(29)	Filed as a Registration Statement on Form S-8 on June 11, 2009.

(30)	Filed as an Exhibit to Form 8-K filed on February 4, 2010.

(31)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2009.

(32)	Filed as an Exhibit to Form 8-K filed on October 7, 2010.

(33)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 21, 2010

(34)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(35)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.