Form 10-Q
period 2012-03-31
AQUA AMERICA INC
filed 2012-05-07
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 24, 2012: 139,095,837

AQUA AMERICA, INC. AND SUBSIDIARIES

Part 1 – Financial Information

Item 1. Financial Statements

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31, 2012	December 31, 2011
Assets
Property, plant and equipment, at cost	$4,714,082	$4,648,128
Less: accumulated depreciation	1,056,520	1,035,202

Net property, plant and equipment	3,657,562	3,612,926

Current assets:
Cash and cash equivalents	5,203	8,204
Accounts receivable and unbilled revenues, net	77,857	81,056
Deferred income taxes	27,854	37,758
Inventory, materials and supplies	10,954	11,186
Prepayments and other current assets	9,599	10,011
Assets of discontinued operations held for sale	112,057	172,238

Total current assets	243,524	320,453

Regulatory assets	241,627	242,292
Deferred charges and other assets, net	59,470	56,900
Funds restricted for construction activity	90,192	88,905
Goodwill	26,967	26,944

	$4,319,342	$4,348,420

Liabilities and Equity
Aqua America stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 139,810,219 and 139,525,580 in 2012 and 2011	$69,904	$69,762
Capital in excess of par value	693,347	686,106
Retained earnings	523,300	508,334
Treasury stock, at cost, 741,314 and 710,482 shares in 2012 and 2011	(13,828)	(13,145)
Accumulated other comprehensive income	208	256

Total Aqua America stockholders’ equity	1,272,931	1,251,313
Noncontrolling interest	515	504

Total equity	1,273,446	1,251,817

Long-term debt, excluding current portion	1,437,138	1,395,457
Commitments and contingencies (See Note 13)	—	—

Current liabilities:
Current portion of long-term debt	39,030	80,429
Loans payable	112,414	107,771
Accounts payable	33,842	68,299
Accrued interest	21,357	14,564
Accrued taxes	22,235	16,209
Other accrued liabilities	20,652	23,522
Liabilities of discontinued operations held for sale	74,612	114,879

Total current liabilities	324,142	425,673

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	607,113	601,764
Customers’ advances for construction	68,509	66,198
Regulatory liabilities	42,266	41,344
Other	119,521	122,038

Total deferred credits and other liabilities	837,409	831,344

Contributions in aid of construction	447,207	444,129

	$4,319,342	$4,348,420

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Operating revenues	$170,244	$163,615
Operating expenses:
Operations and maintenance	68,265	63,731
Depreciation	27,595	26,276
Amortization	1,215	1,637
Taxes other than income taxes	10,090	11,051

	107,165	102,695

Operating income	63,079	60,920

Other expense (income):
Interest expense, net	19,248	19,356
Allowance for funds used during construction	(1,344)	(1,977)
Gain on sale of other assets	(442)	(121)

Income from continuing operations before income taxes	45,617	43,662
Provision for income taxes	17,959	13,016

Income from continuing operations	27,658	30,646
Discontinued operations:
Income (loss) from discontinued operations before income taxes	16,917	(522)
Provision for income taxes	6,671	(227)

Income (loss) from discontinued operations	10,246	(295)

Net income attributable to common shareholders	$37,904	$30,351

Income from continuing operations per share:
Basic	$0.20	$0.22

Diluted	$0.20	$0.22

Income from discontinued operations per share:
Basic	$0.07	$0.00

Diluted	$0.07	$0.00

Net income per common share:

Basic	$0.27	$0.22

Diluted	$0.27	$0.22

Average common shares outstanding during the period:
Basic	138,762	137,825

Diluted	139,456	138,384

Cash dividends declared per common share	$0.165	$0.155

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net income attributable to common shareholders	$37,904	$30,351

Other comprehensive income, net of tax:
Net unrealized holding gain on investments, net of income taxes of $63 and $2	118	4
Reclassification adjustment for gain reported in net income, net of income taxes of $90 and $1	(166)	(2)

Comprehensive income	$37,856	$30,353

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		March 31, 2012	December 31, 2011
Aqua America stockholders’ equity:
Common stock, $.50 par value		$69,904	$69,762
Capital in excess of par value		693,347	686,106
Retained earnings		523,300	508,334
Treasury stock, at cost		(13,828)	(13,145)
Accumulated other comprehensive income		208	256

Total Aqua America stockholders’ equity		1,272,931	1,251,313
Noncontrolling interest		515	504

Total equity		1,273,446	1,251,817

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2024 to 2034	3,547	6,777
1.00% to 1.99%	2014 to 2035	30,458	30,030
2.00% to 2.99%	2024 to 2031	11,939	12,798
3.00% to 3.99%	2016 to 2030	26,108	26,593
4.00% to 4.99%	2020 to 2043	367,147	367,226
5.00% to 5.99%	2012 to 2043	427,079	429,128
6.00% to 6.99%	2015 to 2036	63,258	63,253
7.00% to 7.99%	2012 to 2025	28,692	28,995
8.00% to 8.99%	2021 to 2025	24,878	33,957
9.00% to 9.99%	2013 to 2026	35,247	38,447
10.40%	2018	6,000	6,000

		1,024,353	1,043,204
Notes payable to bank under revolving credit agreement, variable rate, due March 2017		40,000	38,212
Unsecured notes payable:
Notes ranging from 4.62% to 4.87%, due 2013 through 2024		193,000	193,000
Notes ranging from 5.01% to 5.95%, due 2014 through 2037		242,132	242,132

		1,499,485	1,516,548
Less: long-term debt of discontinued operations		23,317	40,662

		1,476,168	1,475,886
Current portion of long-term debt		39,030	80,429

Long-term debt, excluding current portion		1,437,138	1,395,457

Total capitalization		$2,710,584	$2,647,274

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance at December 31, 2011	$69,762	$686,106	$508,334	$(13,145)	$256	$504	$1,251,817
Net income	—	—	37,904	—	—	11	37,915
Other comprehensive loss net of income tax of $27	—	—	—	—	(48)	—	(48)
Dividends paid	—	—	(22,915)	—	—	—	(22,915)
Sale of stock (150,741 shares)	75	3,125	—	—	—	—	3,200
Repurchase of stock (30,832 shares)	—	—	—	(683)	—	—	(683)
Equity compensation plan (10,233 shares)	5	(5)	—	—	—	—	—
Exercise of stock options (123,665 shares)	62	1,943	—	—	—	—	2,005
Stock-based compensation	—	1,220	(23)	—	—	—	1,197
Employee stock plan tax benefits	—	958	—	—	—	—	958

Balance at March 31, 2012	$69,904	$693,347	$523,300	$(13,828)	$208	$515	$1,273,446

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$37,904	$30,351
Income (loss) from discontinued operations	10,246	(295)

Income from continuing operations	27,658	30,646

Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	28,810	27,913
Deferred income taxes	6,982	20,168
Provision for doubtful accounts	878	929
Stock-based compensation	1,220	947
Gain on sale of utility system	—	(2,452)
Gain on sale of other assets	(442)	(121)
Net decrease in receivables, inventory and prepayments	5,812	779
Net increase (decrease) in payables, accrued interest, accrued taxes and other accrued liabilities	11,454	(2,887)
Other	(4,489)	(3,617)

Operating cash flows from continuing operations	77,883	72,305
Operating cash flows from discontinued operations, net	50	1,786

Net cash flows from operating activities	77,933	74,091

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $1,344 and $1,977	(80,743)	(59,643)
Acquisitions of utility systems and other, net	(1,297)	—
Additions to funds restricted for construction activity	(1,293)	(71)
Release of funds previously restricted for construction activity	6	730
Net proceeds from the sale of utility system and other assets	2,233	3,237
Proceeds from note receivable	—	5,289
Other	(5,534)	(194)

Investing cash flows used in continuing operations	(86,628)	(50,652)
Investing cash flows from (used in) discontinued operations, net	35,198	(697)

Net cash flows used in investing activities	(51,430)	(51,349)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	2,684	642
Repayments of customers' advances	(835)	(983)
Net proceeds of short-term debt	4,643	2,326
Proceeds from long-term debt	28,112	—
Repayments of long-term debt	(28,232)	(1,671)
Change in cash overdraft position	(17,551)	(7,792)
Proceeds from issuing common stock	3,200	3,201
Proceeds from exercised stock options	2,005	4,907
Stock-based compensation windfall tax benefits	68	298
Repurchase of common stock	(683)	(734)
Dividends paid on common stock	(22,915)	(21,388)

Financing cash flows used in continuing operations	(29,504)	(21,194)
Financing cash flows used in discontinued operations, net	—	(223)

Net cash flows used in financing activities	(29,504)	(21,417)

Net (decrease) increase in cash and cash equivalents	(3,001)	1,325
Cash and cash equivalents at beginning of period	8,204	5,934

Cash and cash equivalents at end of period	$5,203	$7,259

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1	Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at March 31, 2012, the consolidated statements of net income and comprehensive income for the three months ended March 31, 2012 and 2011, the consolidated statements of cash flow for the three months ended March 31, 2012 and 2011, and the consolidated statement of equity for the three months ended March 31, 2012, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. The December 31, 2011 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2011 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements. Certain prior period amounts have been reclassified to conform to the reporting of discontinued operations (see Note 4).

Note 2	Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2011	$22,823	$4,121	$26,944
Goodwill acquired	25	—	25
Reclassifications to utility plant acquisition adjustment	(2)	—	(2)

Balance at March 31, 2012	$22,846	$4,121	$26,967

Included within the Company’s discontinued operations as of March 31, 2012 and December 31, 2011 is $12,503 and $12,316 of goodwill, respectively.

The reclassification of goodwill to utility plant acquisition adjustment in the table above results from a mechanism approved by the applicable public utility commission. The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with certain acquisitions upon achieving certain objectives.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 3	Acquisitions

As part of the Company’s growth-through-acquisition strategy, in July 2011, the Company entered into a definitive agreement with American Water Works Company, Inc. (“American Water”) to purchase all of the stock of the subsidiary that holds American Water’s regulated water and wastewater operations in Ohio. American Water’s Ohio operations served approximately 57,000 customers. On May 1, 2012, the Company completed its acquisition of American Water’s water and wastewater operations in Ohio. The total purchase price at closing consisted of $101,083 in cash plus certain assumed liabilities, including debt of $10,703, which is subject to certain post-closing adjustments. The transaction has been accounted for as a business combination.

Note 4	Discontinued Operations and Other Dispositions

Discontinued Operations – In July 2011, the Company entered into a definitive agreement with Connecticut Water Service, Inc. (the “acquiror”) to sell its operations in Maine, which served approximately 16,000 customers, for cash at closing plus certain assumed liabilities, including debt of $17,364. On January 1, 2012, the Company completed the sale for net proceeds of $36,870, and recognized a gain on sale of $17,373, and an after-tax gain of $10,610. This subsidiary was included in the Regulated segment, and as of March 31, 2012, the carrying amount of Maine’s assets and liabilities were $3,358 and $3,850, respectively. These amounts are associated with pension and other postretirement benefit plan assets and liabilities that are being transferred to the acquiror in the second quarter of 2012. Beginning in the third quarter of 2011, the Company recognized income tax expense of $4,008 for the additional deferred tax liabilities that arose from the difference between the stock and tax basis of the Company’s investment in its Aqua Maine subsidiary.

In July 2011, the Company entered into a definitive agreement with American Water to sell its operations in New York for its book value at closing plus certain assumed liabilities, including debt of approximately $23,000. On May 1, 2012, the Company completed the sale for net proceeds of $39,274 at closing, which is subject to certain post-closing adjustments. This subsidiary was included in the Regulated segment, and as of March 31, 2012, the carrying amount of New York’s assets and liabilities were $108,699 and $70,762, respectively. Beginning in the third quarter of 2011, the Company recognized income tax expense of $3,245 for the additional deferred tax liabilities that arise from the difference between the stock and tax basis of the Company’s investment in its Aqua New York subsidiary. The Company’s New York operations served approximately 51,000 customers.

The operating results, cash flows, and financial position of the Company’s subsidiaries named above have been presented in the Company’s consolidated statements of net income, consolidated statements of cash flow, and consolidated balance sheets as discontinued operations.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

A summary of discontinued operations presented in the consolidated statements of net income include the following:

	Three Months Ended March 31,
	2012	2011
Operating revenues	$4,911	$7,709
Total operating expenses	4,764	7,644

Operating income	147	65
Other (income) expense:
Gain on sale	(17,373)	—
Other expense, net	603	587

Income (loss) from discontinued operations before income taxes	16,917	(522)
Provision for income taxes	6,671	(227)

Income (loss) from discontinued operations	$10,246	$(295)

The assets and liabilities of discontinued operations presented in the consolidated balance sheets include the following:

	March 31,	December 31,
	2012	2011
Property, plant and equipment, at cost	$97,885	$169,527
Less: accumulated depreciation	37,322	56,711

Net property, plant and equipment	60,563	112,816
Current assets	4,695	10,423
Regulatory assets	32,834	34,396
Goodwill	12,503	12,316
Other assets	1,462	2,287

Assets of discontinued operations held for sale	112,057	172,238
Long-term debt, excluding current portion	23,317	40,326
Current liabilities	5,112	7,088
Deferred income taxes and investment tax credits	14,758	23,570
Contributions in aid of construction	1,081	9,967
Other liabilities	30,344	33,928

Liabilities of discontinued operations held for sale	74,612	114,879

Net assets	$37,445	$57,359

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Other Dispositions – The following dispositions have not been presented as discontinued operations in the Company’s consolidated financial statements as the Company does not believe that disclosure of the following disposed water and wastewater utility systems as discontinued operations is meaningful to the reader of the financial statements for making investment decisions either individually or in the aggregate.

In January 2011, the Company sold a water and wastewater utility system in Texas for net proceeds of $3,118. The sale resulted in the recognition of a gain on the sale of these assets, net of expenses, of $2,452. The gain is reported in the consolidated statements of income and comprehensive income as a reduction to operations and maintenance expense.

The City of Fort Wayne, Indiana (“the City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana. In January 2008, the Company reached a settlement with the City to transition the northern portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically stated that the final valuation of the northern portion of the Company’s system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, the Company turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. The net book value of the assets relinquished has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether the Company is entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company disagreed with the Court’s decision and appealed the Wells County Indiana Circuit Court’s decision to the Indiana Court of Appeals. On January 13, 2012, the Indiana Court of Appeals reached a decision denying the Company’s appeal. On February 10, 2012, the Company filed a petition for transfer requesting that the Indiana Supreme Court review the matter. That petition is currently pending. The Company continues to evaluate its legal options with respect to this decision. Depending upon the outcome of all of the legal proceedings the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the utility system relinquished represents approximately 0.40% of the Company’s total assets.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 5	Fair Value of Financial Instruments

The Company follows the FASB’s accounting guidance for fair value measurements and disclosures, which defines fair value and establishes a framework for using fair value to measure assets and liabilities. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1: unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•

Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted market prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in non-active markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3: inputs that are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the valuation techniques used to measure fair value for the quarter ended March 31, 2012.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented. The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of funds restricted for construction activity and loans payable are determined based on their carrying amount and utilizing level 1 methods and assumptions. As of March 31, 2012 and December 31, 2011, the carrying amount and estimated fair value of the Company’s funds restricted for construction activity was $90,192 and $88,905, and loans payable was $112,414 and $107,771, respectively. The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing level 2 methods and assumptions. As of March 31, 2012 and December 31, 2011, the carrying amounts and estimated fair values of the Company’s cash and cash equivalents was $5,203 and $8,204, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The carrying amounts and estimated fair values of the Company’s long-term debt are as follows:

	March 31,	December 31,
	2012	2011
Carrying Amount	$1,499,485	$1,516,548
Estimated Fair Value	1,595,017	1,592,411

Included in the carrying amount of the Company’s long-term debt as of March 31, 2012 and December 31, 2011, is long-term debt associated with discontinued operations of $23,317 and $40,662, respectively. The fair value of the Company’s long-term debt as of March 31, 2012 and December 31, 2011 for its discontinued operations is $24,402 and $43,068, respectively.

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing level 2 methods and assumptions. The Company’s customers’ advances for construction and related tax deposits have a carrying value of $68,509 as of March 31, 2012, and $66,198 as of December 31, 2011. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. Portions of these non-interest bearing instruments are payable annually through 2027 and amounts not paid by the contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Three Months Ended March 31,
	2012	2011
Average common shares outstanding during the period for basic computation	138,762	137,825
Dilutive effect of employee stock-based compensation	694	559

Average common shares outstanding during the period for diluted computation	139,456	138,384

For the three months ended March 31, 2012, employee stock options to purchase 919,800 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods. For the three months ended March 31, 2011, employee stock options to purchase 937,133 shares of common stock, respectively, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods.

Note 7	Capitalization

On March 23, 2012, the Company entered into a five-year $150,000 unsecured revolving credit facility with three banks that expires in March 2017 (refer to Item 5 Other Information for additional information regarding the terms of this agreement). Included within this facility is a $15,000 sublimit for daily demand loans. Funds borrowed under this facility are classified as long-term debt and are used to provide working capital. The Company’s $150,000 unsecured revolving credit facility replaced the Company’s prior $95,000 unsecured revolving credit facility, which was scheduled to expire in May 2012.

In February 2012, the Company renewed its universal shelf registration statement, which expired in December 2011, through a filing with the Securities and Exchange Commission (“SEC”), which allows for the potential future offer and sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of the Company’s common stock, preferred stock, debt securities, and other securities specified therein at indeterminate prices. The Company’s Board of Directors has authorized the Company to issue up to $500,000 of the Company’s common stock, preferred stock, debt securities, and other securities specified therein under this universal shelf registration statement. No issuances have been completed to date under this shelf registration statement.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 8	Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The 2009 Plan authorizes 5,000,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2009 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the Plan to any one individual in any one year is 200,000. Awards under the 2009 Plan are made by a committee of the Board of Directors. At March 31, 2012, 3,879,535 shares underlying stock-based compensation awards were still available for grants under the 2009 Plan. No further grants may be made under the 2004 Plan.

Included within the Company’s stock-based compensation for the three months ended March 31, 2012 and 2011 is $9 and $24, respectively, of stock-based compensation associated with discontinued operations.

During the first three months of 2012, the Company recognized a tax benefit of $588 associated with stock-based compensation that vested or was exercised during the fiscal year ended December 31, 2011, which, as a result of the Company’s 2011 federal cumulative net operating loss, was not recognized in 2011, because the deduction did not reduce income taxes payable. The recognition during the first three months of 2012 of the tax benefit resulted in a reduction to income taxes payable and an increase in stockholders’ equity.

Performance Share Units – A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three year performance period specified in the grant, subject to certain exceptions through the respective vesting period, which range from two to three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals. The following table provides compensation costs for stock-based compensation related to performance share units:

	Three Months Ended March 31,
	2012	2011
Stock-based compensation for performance share units within operations and maintenance expenses	$447	$101

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes nonvested PSU transactions for the three months ended March 31, 2012:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	137,584	$24.38
Granted	127,950	23.89
Performance criteria adjustment	46,957	23.67
Forfeited	(2,463)	23.89
Vested	—	—
Share unit awards issued	—	—

Nonvested share units at end of period	310,028	$23.67

The fair value of PSUs was estimated at the grant date based on the probability of satisfying the performance conditions associated with the PSUs using the Monte Carlo valuation method. The per unit weighted-average fair value at the date of grant for PSUs granted during the three months ended March 31, 2012 and 2011 was $23.89 and $24.38, respectively. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, which range from 24 to 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. The recording of compensation expense for PSUs has no impact on net cash flows.

Restricted Stock Units – A restricted stock unit (“RSU”) represents the right to receive a share of the Company’s common stock. RSUs are eligible to be earned at the end of a specified restricted period, generally three years, beginning on the date of grant. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. The following table provides compensation costs for stock-based compensation related to restricted stock units:

	Three Months Ended March 31,
	2012	2011
Stock-based compensation for restricted stock units within operations and maintenance expenses	$129	$39

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes nonvested RSU transactions for the three months ended March 31, 2012:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	44,342	$22.21
Granted	37,850	22.49
Vested	(11,000)	22.21
Forfeited	(325)	22.21

Nonvested stock units at end of period	70,867	$22.36

The per unit weighted-average fair value at the date of grant for RSUs granted during the three months ended March 31, 2012 and 2011 was $22.49 and $22.21, respectively

Stock Options – The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model. The following table provides compensation costs for stock-based compensation related to stock options granted in prior periods:

	Three Months Ended March 31,
	2012	2011
Stock-based compensation for stock options within operations and maintenance expenses	$247	$440
Income tax benefit	133	374

There were no stock options granted during the three months ended March 31, 2012 or 2011.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the three months ended March 31, 2012:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	3,376,960	$20.03
Granted	—	—
Forfeited	(5,669)	17.87
Expired	(7,124)	25.77
Exercised	(123,665)	16.22

Outstanding at end of period	3,240,502	$20.16	4.7	$10,507

Exercisable at end of period	3,094,407	$20.30	4.6	$9,755

Restricted Stock –During the three months ended March 31, 2012 and 2011, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense as follows:

	Three Months Ended March 31,
	2012	2011
Stock-based compensation for restricted stock within operations and maintenance expenses	$395	$389

The following table summarizes nonvested restricted stock transactions for the three months ended March 31, 2012:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested shares at beginning of period	207,989	$18.66
Granted	—	—
Vested	(78,470)	17.79
Forfeited	(767)	17.23

Nonvested share units at end of period	128,752	$19.20

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 9	Pension Plans and Other Postretirement Benefits

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

	Pension Benefits
	Three Months Ended March 31,
	2012	2011
Service cost	$1,249	$1,044
Interest cost	3,265	2,964
Expected return on plan assets	(3,250)	(2,596)
Amortization of prior service cost	47	43
Amortization of actuarial loss	1,862	1,016
Capitalized costs	(891)	(857)

	2,282	1,614
Less discontinued operations	282	287

Net periodic benefit cost	$2,000	$1,327

	Other Postretirement Benefits
	Three Months Ended March 31,
	2012	2011
Service cost	$337	$376
Interest cost	700	812
Expected return on plan assets	(538)	(621)
Amortization of transition obligation	18	34
Amortization of prior service cost	(68)	(89)
Amortization of actuarial loss	268	206
Amortization of regulatory asset	34	34
Capitalized costs	(164)	(155)

	587	597
Less discontinued operations	53	49

Net periodic benefit cost	$534	$548

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company made cash contributions of $7,573 to its defined benefit pension plans during the first three months of 2012, and intends to make cash contributions of $7,238 to the plans during the remainder of 2012. In addition, the Company expects to make cash contributions of $2,912 for the funding of its other postretirement benefit plans during the remainder of 2012.

Note 10	Water and Wastewater Rates

During the first three months of 2012, the Company’s operating divisions in Illinois, Florida, and Ohio were granted base rate increases designed to increase total operating revenues on an annual basis by $8,109.

On April 11, 2012, the Company’s operating division in New Jersey was granted a base rate increase designed to increase total operating revenues on an annual basis by $1,750.

During the first three months of 2012, the Company’s operating division in Pennsylvania received infrastructure rehabilitation surcharges of $2,764. Infrastructure rehabilitation surcharges are capped as a percentage of base rates, generally at 5% to 9% of base rates, and are reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. The Company’s other subsidiaries received infrastructure rehabilitation surcharges of $991 during the first three months of 2012.

In October 2010, one of the Company’s operating divisions in Texas began to bill interim rates in accordance with authorization from the Texas Commission on Environmental Quality (“TCEQ”). The additional revenue billed and collected prior to the TCEQ’S final ruling is subject to refund based on the outcome of the rate case. The rate case is expected to conclude with the issuance of an order in the second quarter of 2012. As of March 31, 2012, to date we have recognized $8,359 of revenue that is subject to refund based on the outcome of the final commission order. Based on the Company’s review of the present circumstances, a reserve is not considered necessary for the revenue recognized to date.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 11	Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended March 31,
	2012	2011
Property	$6,757	$7,071
Capital stock	779	882
Gross receipts, excise and franchise	1,564	2,316
Payroll	2,266	2,319
Other	1,310	1,177

	12,676	13,765
Less discontinued operations	2,586	2,714

Total taxes other than income	$10,090	$11,051

Note 12	Segment Information

The Company has identified twelve operating segments and has one reportable segment named the “Regulated” segment. The reportable segment is comprised of eleven operating segments for the Company’s water and wastewater regulated utility companies which are organized by the states where we provide these services. In addition, one segment is not quantitatively significant to be reportable and is comprised of the businesses that provide on-site septic tank pumping, sludge hauling services and certain other non-regulated water and wastewater services. This segment is included as a component of “Other” in the tables below. Also included in “Other” are corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents the Company’s segment information for its continuing operations:

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$166,425	$3,819	$170,244	$160,656	$2,959	$163,615
Operations and maintenance expense	65,322	2,943	68,265	62,136	1,595	63,731
Depreciation	27,914	(319)	27,595	26,617	(341)	26,276
Operating income	62,521	558	63,079	59,812	1,108	60,920
Interest expense, net of AFUDC	16,925	979	17,904	16,358	1,021	17,379
Income tax expense (benefit)	18,588	(629)	17,959	13,121	(105)	13,016
Income from continuing operations	27,194	464	27,658	30,408	238	30,646
Capital Expenditures	80,380	363	80,743	59,183	460	59,643

	March 31,	December 31,
	2012	2011
Total assets:
Regulated	$4,175,563	$4,186,639
Other and eliminations	143,779	161,781

Consolidated	$4,319,342	$4,348,420

Included within the Company’s regulated segment total assets for March 31, 2012 and December 31, 2011 are total assets of discontinued operations of $112,057 and $172,238, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 13	Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of March 31, 2012, the aggregate amount of $11,414 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. Further, the Company has insurance coverage for certain of these loss contingencies, and as of March 31, 2012, estimates that approximately $1,353 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

Note 14	Income Taxes

During the first three months of 2012, the Company utilized $25,445 of its federal net operating loss (“NOL”) carryfoward that was recognized in 2011 and 2010 to reduce its 2012 tax liability. In addition, during the first three months of 2012, the Company utilized $8,820 of its state NOL carryfoward that was recognized in 2011 and 2010 to reduce its 2012 tax liability. As of March 31, 2012, the balance of the Company’s federal NOL is $71,813. The Company believes its federal NOL carrryfoward is more likely than not to be recovered and requires no valuation allowance. As of March 31, 2012, the balance of the Company’s state NOL is $135,204, a portion of which is offset by a valuation allowance of $9,068 because the Company does not believe the NOL’s are more likely than not to be realized. The Company’s federal and state NOL carryfowards do not begin to expire until 2030 and 2021, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 15	Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued revised accounting guidance for accounting for intangible assets, which is intended to reduce the cost and complexity of the annual goodwill impairment test by permitting an entity the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised guidance is effective for annual periods beginning after December 15, 2011. The Company intends to adopt in the third quarter of 2012 the provisions of the revised guidance for its 2012 annual goodwill impairment test, and the Company does not expect the impact of the adoption of the revised guidance to have an impact on the Company’s consolidated results of operations or consolidated financial position.

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to increase transparency around valuation inputs and investment categorization. This guidance is effective for interim and annual periods beginning on January 1, 2012 and is required to be applied prospectively. The adoption of this guidance did not have a significant impact on the Company’s consolidated results of operations or consolidated financial position.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our belief in our ability to renew our short-term lines of credit; the impact and the actions we may need to take if we are unable to obtain sufficient capital; the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,”“intends,” “will,” “continue” or the negative of such terms or similar expressions. Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include, among others: the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, changes to the capital markets, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such report. As a result, readers are cautioned not to place undue reliance on any forward-looking statements. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

General Information

Nature of Operations—Aqua America, Inc. (“we” or “us”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 3 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, New York, Florida, Indiana, Virginia, and Georgia. Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 25 other counties in Pennsylvania. Our other subsidiaries provide similar services in 10 other states. In July 2011, we entered into a definitive agreement to sell our operations in Maine, which served approximately 16,000 customers. The sale of our utility in Maine closed in January 2012, concluding our regulated operations in Maine. Also, in July 2011, we entered into a definitive agreement to purchase all of American Water Works Company, Inc’s regulated operations in Ohio (the “Ohio acquisition”), which served approximately 57,000 customers, and to simultaneously sell our regulated water and wastewater operations in New York, which served approximately 51,000 customers.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

In May 2012, we completed this transaction, concluding our regulated operations in New York. The Ohio acquisition was financed by short-term debt. The proceeds from the dispositions of our operations in New York and Maine were used to paydown a portion of our short-term debt and other general corporate purposes. We have accounted for the sale of our water and wastewater operations in New York and Maine as discontinued operations. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories, as well as sludge hauling, septage and grease services, backflow prevention services, and certain other non-regulated water and wastewater services.

Aqua America, Inc., which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, Inc., formerly known as Philadelphia Suburban Water Company. Since the early 1990s, we have embarked on a growth-through-acquisition strategy focused on water and wastewater operations. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of New York Water Service Corporation in 2007. Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry and has extended our regulated operations from southeastern Pennsylvania to include operations in 10 other states.

Beginning in 2010, and continuing into 2012, we followed a portfolio rationalization strategy to focus in areas where we have critical mass and to prune operations that do not fit into our future growth plans. In 2012 we sold our operations in Maine and New York, in 2011 we sold our operations in Missouri, and in 2010 we sold our operations in South Carolina. With respect to the sale of our New York and Missouri operations, we acquired additional utility systems (and customers) in Ohio and Texas.

Financial Condition

During the first three months of 2012, we had $80,743 of capital expenditures, and repaid debt and made sinking fund contributions and other loan repayments of $28,232. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.

At March 31, 2012, we had $5,203 of cash and cash equivalents compared to $8,204 at December 31, 2011. During the first three months of 2012, we used the proceeds from internally generated funds, the sale of our Maine subsidiary, the sale of other assets, and the sale or issuance of common stock through our equity compensation plan and dividend reinvestment plan, to fund the cash requirements discussed above and to pay dividends.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

On March 23, 2012, Aqua America, Inc. entered into a five-year $150,000 unsecured revolving credit facility with three banks that expires in March 2017 (refer to Item 5 Other Information for additional information regarding the terms of this agreement). As of March 31, 2012, funds available for borrowing under this facility were $91,786. The Company’s $150,000 unsecured revolving credit facility replaced the Company’s prior $95,000 unsecured revolving credit facility, which was scheduled to expire in May 2012. At March 31, 2012, we had short-term lines of credit of $160,500, of which $48,086 was available. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with three banks, which is used to provide working capital, and as of March 31, 2012, $10,027 was available.

Our short-term lines of credit of $160,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be. The United States credit and liquidity crisis that occurred in 2008 and 2009 caused substantial volatility in capital markets, including credit markets and the banking industry, generally reduced the availability of credit from financing sources, and could reoccur in the future. If in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would have to seek alternative financing sources; however, there can be no assurance that these alternative financing sources would be available on terms acceptable to us. In the event we are not able to obtain sufficient capital, we may need to reduce our capital expenditures and our ability to pursue acquisitions that we may rely on for future growth could be impaired.

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

In February 2012, we renewed our universal shelf registration statement, which expired in December 2011, through a filing with the SEC, which allows for the potential future offer and sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities, and other securities specified therein at indeterminate prices. The Company’s Board of Directors has authorized the Company to issue up to $500,000 of our common stock, preferred stock, debt securities, and other securities specified therein under this universal shelf registration statement. No issuances have been completed to date under this shelf registration statement.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Analysis of First Quarter of 2012 Compared to First Quarter of 2011

Unless specifically noted, the following discussion of the Company’s results of operations for the first quarter of 2012 refers to the Company’s results of operations from continuing operations.

Revenues increased $6,629 or 4.1 % primarily due to additional revenues associated with increased water and wastewater rates of $7,130 and additional water and wastewater revenues of $920 associated with a larger customer base due to acquisitions. Offsetting these increases were decreases in customer water consumption largely due to an increase in water conservation awareness by our customers.

Operations and maintenance expenses increased by $4,534 or 7.1% primarily due to the effect of the gain on the sale in the first quarter of 2011 of our utility system in Texas of $2,452, increases in insurance expense of $1,053 due to the effect of a favorable insurance reserve adjustment recognized in the first quarter of 2011 of $646, operating costs associated with acquired utility systems and other growth ventures of $526, an increase in postretirement benefits expenses of $362, and normal increases in other operating costs. Offsetting these increases was a decrease in water production costs of $1,310, and reduced expenses of $474 associated with the disposition of utility systems. The decrease in water production costs results primarily from a decrease in the contractual rate of one of our purchased water contracts in Pennsylvania, and the non-renewal of one of our purchased water contracts in Pennsylvania.

Depreciation expense increased $1,319 or 5.0% due to the utility plant placed in service since March 31, 2011.

Amortization decreased $422 primarily due to the effect of additional amortization expense recognized in the first quarter of 2011 of $245 resulting from a rate case adjustment.

Taxes other than income taxes decreased by $961 or 8.7% primarily due to a favorable adjustment related to prior year gross receipts, excise and franchise taxes return for one of our operating subsidiaries of $824.

Interest expense decreased by $108 or 0.6% primarily due to reduced borrowings as a result of the proceeds received from the sale of our operations in Maine.

Allowance for funds used during construction (“AFUDC”) decreased by $633 primarily due to a decrease in the average balance of proceeds held from tax-exempt bond issuances that are restricted to funding certain capital projects.

Gain on sale of other assets totaled $442 in the first quarter of 2012 and $121 in the first quarter of 2011. The increase of $321 is principally due to the timing of sales of land and other property.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Our effective income tax rate was 39.4% in the first quarter of 2012 and 29.8% in the first quarter of 2011. The effective income tax rate increased as a result of the effect of the recognition in 2011 of the net state income tax benefit of $4,328 associated with 100% bonus depreciation for qualifying capital additions.

Income from continuing operations decreased by $2,988 or 9.8%, in comparison to the same period in 2011 primarily as a result of the factors described above, which includes the effect of the recognition in 2011 of the net state income tax benefit of $4,328 associated with 100% bonus depreciation for qualifying capital additions. On a diluted per share basis, income from continuing operations decreased $0.02 reflecting the change in income from continuing operations and a 0.8% increase in the average number of common shares outstanding. As compared to the first quarter of 2011, income from continuing operations adjusted to exclude the net state income tax benefit associated with 100% bonus depreciation, a non-GAAP financial measure, would have increased by $0.01 per share. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan and our equity compensation plan.

Income from discontinued operations increased by $10,541 or $0.07 per diluted share, in comparison to the same period in 2011 primarily as a result of the recognition of the gain on sale of our Maine operating subsidiary net of income taxes of $10,610.

Net income attributable to common shareholders increased by $7,553 or 24.9%, in comparison to the same period in 2011 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.05 reflecting the change in net income attributable to common shareholders and a 0.8% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan and equity compensation plan.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 15, Recent Accounting Pronouncements, of the consolidated financial statements.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Non-Generally Accepted Accounting Principle (“GAAP”) Financial Measures

In addition to reporting “income from continuing operations” and “income from continuing operations per common share”, U.S. GAAP financial measures, we are presenting below “income from continuing operations before net state income tax benefit associated with 100% bonus depreciation” and “income from continuing operations per common share before net state income tax benefit associated with 100% bonus depreciation”, which are considered non-GAAP financial measures. The Company is providing disclosure of the reconciliation of these non-GAAP measures to their most comparable GAAP financial measures. The Company believes that the non-GAAP financial measures provide investors the ability to measure the Company’s financial operating performance excluding the net state income tax benefit associated with 100% bonus depreciation, which is more indicative of the Company’s ongoing performance, and is more comparable to measures reported by other companies. The Company further believes that the presentation of these non-GAAP financial measures is useful to investors as a more meaningful way to compare the Company’s operating performance against its historical financial results and to assess the underlying profitability of our core business. 100% bonus depreciation was in effect for qualifying capital additions placed in service from September 8, 2010 through December 31, 2011.

	Three Months Ended March 31,
	2012	2011
Income from continuing operations (GAAP financial measure)	$27,658	$30,646
Less: Net state income tax benefit associated with 100% bonus depreciation	—	4,328

Income from continuing operations before net state income tax benefit associated with 100% bonus depreciation (Non-GAAP financial measure)	$27,658	$26,318

Income from continuing operations per common share (GAAP financial measure):
Basic	$0.20	$0.22
Diluted	$0.20	$0.22
Income from continuing operations per common share before net state income tax benefit associated with 100% bonus depreciation (Non-GAAP financial measure):
Basic	$0.20	$0.19
Diluted	$0.20	$0.19
Average common shares outstanding:
Basic	138,762	137,825

Diluted	139,456	138,384

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. There have been no significant changes in our exposure to market risks since December 31, 2011. Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information.

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

A lawsuit filed by a husband and wife who lived in a house abutting a percolation pond at a wastewater treatment plant owned by one of the Company’s subsidiaries, Aqua Utilities Florida, Inc., in Pasco County, Florida has been dismissed by the plantiffs. The lawsuit was originally filed in August 2006 in the circuit court for the Sixth Judicial Circuit in and for Pasco County, Florida and has been amended several times by the plaintiffs. The lawsuit alleged our subsidiary was negligent in the design, operation and maintenance of the plant, resulting in bodily injury to the plaintiffs and various damages to their property. Subsequent amendments to the complaint included additional counts alleging trespass, nuisance, and strict liability. A trial of this matter during January 2011 resulted in a judicial dismissal of the count for strict liability and jury verdicts in favor of the Company on the remaining counts. On June 16, 2011, the plaintiffs agreed to dismiss their appeals and to release all claims against our subsidiary and the Company, which resulted in the conclusion of the original plaintiffs’ litigation against our subsidiary. In the third quarter of 2008, approximately thirty-five additional plaintiffs, associated with approximately eight other homes in the area, filed a second lawsuit with the same court making similar allegations against our subsidiary with respect to the operation of the facility. The court recently severed the litigation so that the plaintiffs will be grouped by the houses in which they lived and a separate trial will be held for each of the households. Some of these plaintiffs testified in the trial of the original lawsuit in which all allegations were resolved in the Company’s favor. The first household has been designated for trial on October 22, 2012. The lawsuit has been submitted to our insurance carriers, who have reserved their rights with respect to various portions of the plaintiffs’ claims. Based on the ultimate outcome of the litigation, we may or may not have insurance coverage for parts or all of the claim. The Company continues to assess this matter and any potential loss. At this time, the Company believes that the estimated amount of any potential loss would not be material to the Company’s consolidated results of operations or consolidated financial condition.

Item 1A.	Risk Factors

There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”) under “Part 1, Item 1A – Risk Factors.”

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Aqua America’s purchases of its common stock for the quarter ended March 31, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs (2)
January 1—31, 2012	6,308	$21.77	—	548,278
February 1—29, 2012	8,106	$22.42	—	548,278
March 1—31, 2012	16,418	$22.16	—	548,278

Total	30,832	$22.15	—	548,278

(1)	These amounts consist of the following: (a) shares we purchased from employees who elected to have us withhold shares to pay certain withholding taxes upon the vesting of restricted stock awards granted to such employees; and (b) shares we purchased from employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. These features of our equity compensation plan are available to all employees who receive stock-based compensation under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the restricted stock awards or on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits affected in the form of stock distributions since the authorization date.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

On March 23, 2012, Aqua America entered into an unsecured revolving credit agreement (the “2012 Credit Agreement”) with PNC Bank, National Association (“PNC”), CoBank, ACB, and The Huntington National Bank as lenders and PNC Bank, National Association as Agent. The 2012 Credit Agreement is a $150 million revolving credit facility, including a $25 million sub-limit for the issuance of letters of credit and a $15 million sub-limit for swing loan borrowings. Aqua America has the option to increase or decrease the commitments under the 2012 Credit Agreement by up to $50 million. The termination date of the 2012 Credit Agreement is the earlier of March 22, 2017 or the date Aqua America terminates the commitments as set forth in the 2012 Credit Agreement.

The 2012 Credit Agreement replaced Aqua America’s existing $95 million revolving credit facility dated as of May 23, 2007 (the “2007 Credit Agreement”), which was scheduled to expire in May 2012.

The proceeds of the 2012 Credit Agreement are being used by Aqua America: to refinance obligations under the 2007 Credit Agreement, which was terminated; to pay related transaction costs, fees and expenses; and for general working capital purposes, including financing acquisitions. Loans under the 2012 Credit Agreement will bear interest at the Company’s option at either a (i) Base Rate or (ii) a Eurodollar rate equal to the London Interbank Offered Rate (“LIBOR”) for the relevant term, in each case plus an applicable margin. The Base Rate is the highest of (a) PNC’s prime rate, (b) the Federal Funds Open Rate plus 0.5% and (c) the daily LIBOR plus 1.0%. The initial applicable margin for Eurodollar loans is 0.65%. The Company is required to pay a facility fee on the total amount of the revolving credit facility, and the initial facility fee is 0.10% per year. The applicable margin and the facility fee are subject to adjustment based on the Company’s leverage ratio.

The 2012 Credit Agreement contains financial and other covenants, including a maximum leverage ratio of 65%, a minimum interest coverage ratio of 1.8 to 1 and includes limitations on, among other things, liens, sales of assets, certain acquisitions, distributions and investments. The 2012 Credit Agreement contains customary events of default (subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, failure to pay principal or interest, breaches of representations and warranties, failure to perform or observe covenants, and cross defaults with certain other indebtedness, certain bankruptcy related events and certain change of control events.

AQUA AMERICA, INC. AND SUBSIDIARIES

The foregoing does not constitute a complete summary of the terms of the 2012 Credit Agreement and reference is made to the complete text of the governing document, which is filed as Exhibit 10.60 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

May 7, 2012

Aqua America, Inc.
Registrant

Nicholas DeBenedictis
Nicholas DeBenedictis
Chairman, President and
Chief Executive Officer

David P. Smeltzer
David P. Smeltzer
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.60	Revolving Credit Agreement between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, and The Huntington National Bank, date as of March 23, 2012.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document