Form 10-Q
period 2012-06-30
AQUA AMERICA INC
filed 2012-08-03
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 20, 2012: 139,733,913

AQUA AMERICA, INC. AND SUBSIDIARIES

Part 1 – Financial Information

Item 1.	Financial Statements

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
	2012	2011
Assets
Property, plant and equipment, at cost	$4,990,047	$4,648,128
Less: accumulated depreciation	1,124,791	1,035,202

Net property, plant and equipment	3,865,256	3,612,926

Current assets:
Cash and cash equivalents	5,047	8,204
Accounts receivable and unbilled revenues, net	99,027	81,056
Deferred income taxes	18,811	37,758
Inventory, materials and supplies	11,674	11,186
Prepayments and other current assets	12,174	10,011
Assets of discontinued operations held for sale	504	172,238

Total current assets	147,237	320,453

Regulatory assets	249,852	242,292
Deferred charges and other assets, net	64,029	56,900
Funds restricted for construction activity	55,089	88,905
Goodwill	38,784	26,944

	$4,420,247	$4,348,420

Liabilities and Equity
Aqua America stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 140,323,118 and 139,525,580 in 2012 and 2011	$70,161	$69,762
Capital in excess of par value	704,328	686,106
Retained earnings	541,739	508,334
Treasury stock, at cost, 759,476 and 710,482 shares in 2012 and 2011	(14,248)	(13,145)
Accumulated other comprehensive income	187	256

Total Aqua America stockholders' equity	1,302,167	1,251,313
Noncontrolling interest	516	504

Total equity	1,302,683	1,251,817

Long-term debt, excluding current portion	1,569,489	1,395,457
Commitments and contingencies (See Note 13)	—	—

Current liabilities:
Current portion of long-term debt	44,258	80,429
Loans payable	59,692	107,771
Accounts payable	42,040	68,299
Accrued interest	14,820	14,564
Accrued taxes	20,343	16,209
Other accrued liabilities	26,303	23,522
Liabilities of discontinued operations held for sale	4,860	114,879

Total current liabilities	212,316	425,673

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	625,423	601,764
Customers’ advances for construction	82,783	66,198
Regulatory liabilities	45,679	41,344
Other	119,870	122,038

Total deferred credits and other liabilities	873,755	831,344

Contributions in aid of construction	462,004	444,129

	$4,420,247	$4,348,420

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Operating revenues	$368,448	$341,928

Operating expenses:
Operations and maintenance	135,245	130,496
Depreciation	56,291	52,826
Amortization	2,755	3,261
Taxes other than income taxes	22,683	21,802

	216,974	208,385

Operating income	151,474	133,543

Other expense (income):
Interest expense, net	38,786	38,897
Allowance for funds used during construction	(2,588)	(3,906)
Gain on sale of other assets	(506)	(259)
Equity earnings in joint venture	(249)	—

Income from continuing operations before income taxes	116,031	98,811
Provision for income taxes	45,746	31,570

Income from continuing operations	70,285	67,241

Discontinued operations:
Income from discontinued operations before income taxes	15,367	1,130
Provision for income taxes	6,303	430

Income from discontinued operations	9,064	700

Net income attributable to common shareholders	$79,349	$67,941

Income from continuing operations per share:
Basic	$0.51	$0.49

Diluted	$0.50	$0.49

Income from discontinued operations per share:
Basic	$0.07	$0.01

Diluted	$0.06	$0.01

Net income per common share:
Basic	$0.57	$0.49

Diluted	$0.57	$0.49

Average common shares outstanding during the period:
Basic	138,935	137,971

Diluted	139,577	138,518

Cash dividends declared per common share	$0.33	$0.31

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	June 30,
	2012	2011
Operating revenues	$198,204	$178,313

Operating expenses:
Operations and maintenance	66,980	66,765
Depreciation	28,696	26,550
Amortization	1,540	1,624
Taxes other than income taxes	12,593	10,751

	109,809	105,690

Operating income	88,395	72,623

Other expense (income):
Interest expense, net	19,538	19,541
Allowance for funds used during construction	(1,244)	(1,929)
Gain on sale of other assets	(64)	(138)
Equity earnings in joint venture	(249)	—

Income from continuing operations before income taxes	70,414	55,149
Provision for income taxes	27,787	18,554

Income from continuing operations	42,627	36,595
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(1,550)	1,652
Provision for income taxes	(368)	657

(Loss) income from discontinued operations	(1,182)	995

Net income attributable to common shareholders	$41,445	$37,590

Income from continuing operations per share:
Basic	$0.31	$0.26

Diluted	$0.30	$0.26

Income from discontinued operations per share:
Basic	$(0.01)	$0.01

Diluted	$(0.01)	$0.01

Net income per common share:
Basic	$0.30	$0.27

Diluted	$0.30	$0.27

Average common shares outstanding during the period:
Basic	139,108	138,114

Diluted	139,843	138,781

Cash dividends declared per common share	$0.165	$0.155

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income attributable to common shareholders	$79,349	$67,941	$41,445	$37,590
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on investments (1) (2)	97	96	(21)	92
Reclassification adjustment for gain reported in net income (3) (4)	(166)	(73)	—	(71)

Comprehensive income	$79,280	$67,964	$41,424	$37,611

(1)	amounts are net of tax of $51 and $51 for the six months ended June 30, 2012 and 2011, respectively
(2)	amounts are net of tax of $12 and $49 for the three months ended June 30, 2012 and 2011, respectively
(3)	amounts are net of tax of $90 and $39 for the six months ended June 30, 2012 and 2011, respectively
(4)	amount is net of tax of $38 for the three months ended June 30, 2011

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
	2012	2011
Aqua America stockholders’ equity:
Common stock, $.50 par value	$70,161	$69,762
Capital in excess of par value	704,328	686,106
Retained earnings	541,739	508,334
Treasury stock, at cost	(14,248)	(13,145)
Accumulated other comprehensive income	187	256

Total Aqua America stockholders’ equity	1,302,167	1,251,313

Noncontrolling interest	516	504

Total equity	1,302,683	1,251,817

Long-term debt:

Long-term debt of subsidiaries (substantially secured by utility plant):

Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2024 to 2034	3,547	6,777
1.00% to 1.99%	2014 to 2035	29,051	30,030
2.00% to 2.99%	2024 to 2031	15,535	12,798
3.00% to 3.99%	2016 to 2030	28,777	26,593
4.00% to 4.99%	2020 to 2043	368,270	367,226
5.00% to 5.99%	2012 to 2043	407,036	429,128
6.00% to 6.99%	2015 to 2036	64,893	63,253
7.00% to 7.99%	2012 to 2027	36,462	28,995
8.00% to 8.99%	2021 to 2025	24,797	33,957
9.00% to 9.99%	2013 to 2026	35,247	38,447
10.40%	2018	6,000	6,000

		1,019,615	1,043,204

Notes payable to bank under revolving credit agreement, variable rate, due March 2017	109,000	38,212
Unsecured notes payable:
Notes at 3.57% due 2027	50,000	—
Notes ranging from 4.62% to 4.87%, due 2013 through 2024	193,000	193,000
Notes ranging from 5.01% to 5.95%, due 2014 through 2037	242,132	242,132

	1,613,747	1,516,548
Less: long-term debt of discontinued operations	—	40,662

	1,613,747	1,475,886
Current portion of long-term debt	44,258	80,429

Long-term debt, excluding current portion	1,569,489	1,395,457

Total capitalization	$2,872,172	$2,647,274

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income	Interest	Total
Balance at December 31, 2011	$69,762	$686,106	$508,334	$(13,145)	$256	$504	$1,251,817
Net income	—	—	79,349	—	—	12	79,361
Other comprehensive loss net of income tax of $39	—	—	—	—	(69)	—	(69)
Dividends paid	—	—	(45,872)	—	—	—	(45,872)
Sale of stock (298,427 shares)	149	6,251	—	29	—	—	6,429
Repurchase of stock (50,227 shares)	—	—	—	(1,132)	—	—	(1,132)
Equity compensation plan (26,993 shares)	13	(13)	—	—	—	—	—
Exercise of stock options (473,351 shares)	237	7,636	—	—	—	—	7,873
Stock-based compensation	—	2,867	(72)	—	—	—	2,795
Employee stock plan tax benefits	—	1,481	—	—	—	—	1,481

Balance at June 30, 2012	$70,161	$704,328	$541,739	$(14,248)	$187	$516	$1,302,683

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$79,349	$67,941
Income from discontinued operations	9,064	700

Income from continuing operations	70,285	67,241

Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	59,046	56,087
Deferred income taxes	39,168	32,335
Provision for doubtful accounts	2,014	2,142
Stock-based compensation	2,867	1,671
Gain on sale of utility system	(328)	(4,317)
Gain on sale of other assets	(506)	(259)
Net increase in receivables, inventory and prepayments	(12,155)	(16,961)
Net increase in payables, accrued interest, accrued taxes and other accrued liabilities	5,235	1,282
Other	(6,471)	(6,902)

Operating cash flows from continuing operations	159,155	132,319
Operating cash flows (used in) from discontinued operations, net	(13,813)	3,625

Net cash flows from operating activities	145,342	135,944

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $2,588 and $3,906	(171,424)	(141,276)
Acquisitions of utility systems and other, net	(103,998)	(6,533)
Additions to funds restricted for construction activity	(2,080)	(119)
Release of funds previously restricted for construction activity	35,896	794
Net proceeds from the sale of utility system and other assets	4,727	11,498
Proceeds from note receivable	—	5,289
Other	(10,700)	(383)

Investing cash flows used in continuing operations	(247,579)	(130,730)
Investing cash flows from (used in) discontinued operations, net	74,500	(1,568)

Net cash flows used in investing activities	(173,079)	(132,298)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	3,785	2,292
Repayments of customers’ advances	(1,428)	(1,271)
Net (repayments) proceeds of short-term debt	(48,079)	29,216
Proceeds from long-term debt	168,076	22,293
Repayments of long-term debt	(45,106)	(23,322)
Change in cash overdraft position	(20,375)	214
Proceeds from issuing common stock	6,429	6,388
Proceeds from exercised stock options	7,873	5,567
Stock-based compensation windfall tax benefits	409	—
Repurchase of common stock	(1,132)	(998)
Dividends paid on common stock	(45,872)	(42,813)

Financing cash flows from (used in) continuing operations	24,580	(2,434)
Financing cash flows used in discontinued operations, net	—	(229)

Net cash flows from (used in) financing activities	24,580	(2,663)

Net (decrease) increase in cash and cash equivalents	(3,157)	983
Cash and cash equivalents at beginning of period	8,204	5,934

Cash and cash equivalents at end of period	$5,047	$6,917

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at June 30, 2012, the consolidated statements of net income and comprehensive income for the six and three months ended June 30, 2012 and 2011, the consolidated statements of cash flow for the six months ended June 30, 2012 and 2011, and the consolidated statement of equity for the six months ended June 30, 2012, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. The December 31, 2011 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2011 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements. Certain prior period amounts have been reclassified to conform to the reporting of discontinued operations (see Note 4).

Note 2 Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2011	$22,823	$4,121	$26,944
Goodwill acquired	12,254	—	12,254
Reclassifications to utility plant acquisition adjustment	(425)	—	(425)
Other	11	—	11

Balance at June 30, 2012	$34,663	$4,121	$38,784

Included within the Company’s discontinued operations as of December 31, 2011 is $12,316 of goodwill.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 3 Acquisitions

As part of the Company’s growth-through-acquisition strategy, in July 2011, the Company entered into a definitive agreement with American Water Works Company, Inc. (“American Water”) to purchase all of the stock of the subsidiary that holds American Water’s regulated water and wastewater operations in Ohio. American Water’s Ohio operations served approximately 57,000 customers. On May 1, 2012, the Company completed its acquisition of American Water’s water and wastewater operations in Ohio. The total purchase price at closing consisted of $101,083 in cash plus certain assumed liabilities, including debt of $14,281, which is subject to certain post-closing adjustments. The transaction has been accounted for as a business combination. The Company has included the results of its acquisition in Ohio in our consolidated financial statements as part of our Regulated segment since the date of acquisition. The proforma impact of the Company’s Ohio acquisition were not material to our results of operations for the quarters and six months ended June 30, 2012 and 2011, respectively, and to our financial condition as of June 30, 2012. The preliminary purchase price allocation is as follows:

May 1,
2012
Property, plant and equipment, net	$119,595
Current assets	6,852
Other long-term assets	7,525
Goodwill	12,254

Total assets acquired	146,226

Current liabilities	3,409
Long-term debt, excluding current portion	14,233
Other long-term liabilities	27,501

Total liabilities assumed	45,143

Net assets acquired	$101,083

Note 4 Discontinued Operations and Other Dispositions

Discontinued Operations – In July 2011, the Company entered into a definitive agreement with Connecticut Water Service, Inc. to sell its operations in Maine, which served approximately 16,000 customers, for cash at closing plus certain assumed liabilities, including debt of $17,364. On January 1, 2012, the Company completed the sale for net proceeds of $36,870, and recognized a gain on sale of $17,699 ($10,821 after-tax). Beginning in the third quarter of 2011, the Company recognized income tax expense of $4,008 for the additional deferred tax liabilities that arose from the difference between the stock and tax basis of the Company’s investment in its Aqua Maine subsidiary.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In July 2011, the Company entered into a definitive agreement with American Water to sell its operations in New York for its book value at closing plus certain assumed liabilities, including debt of approximately $23,000. On May 1, 2012, the Company completed the sale for net proceeds of $39,274 at closing, which is subject to certain post-closing adjustments. During the second quarter of 2012, the Company recognized a loss on sale of $2,736 ($1,874 after-tax), resulting from charges incurred from the sale. Beginning in the third quarter of 2011, the Company recognized income tax expense of $3,245 for the additional deferred tax liabilities that arise from the difference between the stock and tax basis of the Company’s investment in its Aqua New York subsidiary. The Company’s New York operations served approximately 51,000 customers.

The operating results, cash flows, and financial position of the Company’s subsidiaries named above, during the periods owned, have been presented in the Company’s consolidated statements of net income, consolidated statements of cash flow, and consolidated balance sheets as discontinued operations. These subsidiaries were included in the Regulated segment, and as of June 30, 2012, the carrying amount of assets and liabilities were $504 and $4,860, respectively. These amounts are associated with post-closing adjustments and expenses incurred as a result of the sales.

A summary of discontinued operations presented in the consolidated statements of net income include the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating revenues	$6,640	$17,625	$1,729	$9,916
Total operating expenses	5,542	15,346	778	7,702

Operating income	1,098	2,279	951	2,214
Other (income) expense:
Gain on sale	(17,699)	—	(326)	—
Loss on sale	2,986	—	2,736	—
Other expense, net	444	1,149	91	562

Income (loss) from discontinued operations before income taxes	15,367	1,130	(1,550)	1,652
Provision for income taxes	6,303	430	(368)	657

Income (loss) from discontinued operations	$9,064	$700	$(1,182)	$995

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The assets and liabilities of discontinued operations presented in the consolidated balance sheets include the following:

	June 30,	December 31,
	2012	2011
Property, plant and equipment, at cost	$—	$169,527
Less: accumulated depreciation	—	56,711

Net property, plant and equipment	—	112,816
Current assets	504	10,423
Regulatory assets	—	34,396
Goodwill	—	12,316
Other assets	—	2,287

Assets of discontinued operations held for sale	504	172,238

Long-term debt, excluding current portion	—	40,326
Current liabilities	4,142	7,088
Deferred income taxes and investment tax credits	—	23,570
Contributions in aid of construction	—	9,967
Other liabilities	718	33,928

Liabilities of discontinued operations held for sale	4,860	114,879

Net assets	$(4,356)	$57,359

Other Dispositions – The following dispositions have not been presented as discontinued operations in the Company’s consolidated financial statements as the Company does not believe that disclosure of the following disposed water and wastewater utility systems as discontinued operations is meaningful to the reader of the financial statements for making investment decisions either individually or in the aggregate. The gains disclosed below are reported in the consolidated statements of net income as a reduction to operations and maintenance expense.

In May 2012, the Company sold a water and wastewater utility system in Florida for net proceeds of $2,505. The sale resulted in the recognition of a gain on the sale of these assets, net of expenses, of $328. The utility systems represented approximately 0.05% of the Company’s total assets.

In June 2011, the Company sold a water and wastewater utility system in North Carolina for net proceeds of $4,106. The sale resulted in the recognition of a gain on the sale, net of expenses, of $2,692. In May 2011, the Company sold its regulated water and wastewater operations in Missouri for net proceeds of $3,225. The sale resulted in the recognition of a gain on the sale of these assets, net of expenses, of $280. This sale of the Company’s Missouri operations concluded its regulated utility operations in Missouri. In January 2011, the Company sold a water and wastewater utility system in Texas for net proceeds of $3,118. The sale resulted in the recognition of a gain on the sale of these assets, net of expenses, of $2,452. Theses utility systems represented approximately 0.11% of the Company’s total assets.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The City of Fort Wayne, Indiana (“the City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana. In January 2008, the Company reached a settlement with the City to transition the northern portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically stated that the final valuation of the northern portion of the Company’s system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, the Company turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. The net book value of the assets relinquished has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated statement of net income. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether the Company is entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company disagreed with the Court’s decision and appealed the Wells County Indiana Circuit Court’s decision to the Indiana Court of Appeals. On January 13, 2012, the Indiana Court of Appeals reached a decision denying the Company’s appeal. On February 10, 2012, the Company filed a petition for transfer requesting that the Indiana Supreme Court review the matter. That petition is currently pending. The Company continues to evaluate its legal options with respect to this decision. Depending upon the outcome of all of the legal proceedings the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the utility system relinquished represents approximately 0.40% of the Company’s total assets.

Note 5 Fair Value of Financial Instruments

The Company follows the Financial Accounting Standards Board’s (“FASB”) accounting guidance for fair value measurements and disclosures, which defines fair value and establishes a framework for using fair value to measure assets and liabilities. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the valuation techniques used to measure fair value for the quarter ended June 30, 2012.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented. The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of funds restricted for construction activity and loans payable are determined based on their carrying amount and utilizing level 1 methods and assumptions. As of June 30, 2012 and December 31, 2011, the carrying amount of the Company’s funds restricted for construction activity was $55,089 and $88,905, which equates to their estimated fair value. As of June 30, 2012 and December 31, 2011, the carrying amount of the Company’s loans payable was $59,692 and $107,771, which equates to their estimated fair value. The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing level 2 methods and assumptions. As of June 30, 2012 and December 31, 2011, the carrying amounts of the Company’s cash and cash equivalents was $5,047 and $8,204, which equates to their fair value.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The carrying amounts and estimated fair values of the Company’s long-term debt are as follows:

	June 30,	December 31,
	2012	2011
Carrying Amount	$1,613,747	$ 1,516,548
Estimated Fair Value	1,717,833	1,592,411

Included in the carrying amount of the Company’s long-term debt as of December 31, 2011, is long-term debt associated with discontinued operations of $40,662. The fair value of the Company’s long-term debt as of December 31, 2011 for its discontinued operations is $43,068.

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing level 2 methods and assumptions. The Company’s customers’ advances for construction and related tax deposits have a carrying value of $82,783 as of June 30, 2012, and $66,198 as of December 31, 2011. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. Portions of these non-interest bearing instruments are payable annually through 2027 and amounts not paid by the contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Average common shares outstanding during the period for basic computation	138,935	137,971	139,108	138,114
Dilutive effect of employee stock-based compensation	642	547	735	667

Average common shares outstanding during the period for diluted computation	139,577	138,518	139,843	138,781

For the six and three months ended June 30, 2012, employee stock options to purchase 878,789 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods. For the six and three months ended June 30, 2011, employee stock options to purchase 933,800 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods.

Note 7 Capitalization

In June 2012, the Company issued $50,000 of senior unsecured notes due in 2027 with an interest rate of 3.57%. In May 2012, in connection with the Company’s acquisition in Ohio, the Company assumed $14,281 of long-term debt, which includes a purchase accounting fair value adjustment of $3,578, increasing the carrying value of the long-term debt. The long-term debt assumed has maturity dates ranging from 2026 to 2029 and interest rates ranging from 4.14% to 7.18%.

On March 23, 2012, the Company entered into a five-year $150,000 unsecured revolving credit facility with three banks that expires in March 2017. Included within this facility is a $15,000 sublimit for daily demand loans. Funds borrowed under this facility are classified as long-term debt and are used to provide working capital. The Company’s $150,000 unsecured revolving credit facility replaced the Company’s prior $95,000 unsecured revolving credit facility, which expired in May 2012.

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

Note 8 Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The 2009 Plan authorizes 5,000,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2009 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the Plan to any one individual in any one year is 200,000. Awards under the 2009 Plan are made by a committee of the Board of Directors. At June 30, 2012, 3,870,434 shares underlying stock-based compensation awards were still available for grants under the 2009 Plan. No further grants may be made under the 2004 Plan.

In the first quarter of 2012, the Company recognized a tax benefit of $588 associated with stock-based compensation that vested or was exercised during the fiscal year ended December 31, 2011, which, as a result of the Company’s 2011 Federal cumulative net operating loss, was not recognized in 2011, because the deduction did not reduce income taxes payable. The recognition in the first quarter of 2012 of the tax benefit resulted in a reduction to income taxes payable and an increase in stockholders’ equity.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation for performance share units within operations and maintenance expenses	$1,058	$361	$610	$260

The following table summarizes nonvested PSU transactions for the six months ended June 30, 2012:

	Number of Share Units	Weighted Average Fair Value
Nonvested share units at beginning of period	137,584	$24.38
Granted	127,950	23.89
Performance criteria adjustment	46,181	23.67
Forfeited	(4,796)	23.88
Vested	—	—
Share unit awards issued	—	—

Nonvested share units at end of period	306,919	$23.67

The fair value of PSUs was estimated at the grant date based on the probability of satisfying the performance conditions associated with the PSUs using the Monte Carlo valuation method. The per unit weighted-average fair value at the date of grant for PSUs granted during the six months ended June 30, 2012 and 2011 was $23.89 and $24.38, respectively. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, which range from 24 to 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock-based compensation for restricted stock units within operations and maintenance expenses	$301	$141	$172	$102

The following table summarizes nonvested RSU transactions for the six months ended June 30, 2012:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	44,342	$22.21
Granted	37,850	22.49
Vested	(11,000)	22.21
Forfeited	(325)	22.21

Nonvested stock units at end of period	70,867	$22.36

The per unit weighted-average fair value at the date of grant for RSUs granted during the six months ended June 30, 2012 and 2011 was $22.49 and $22.21, respectively

Stock Options – The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model. The following table provides compensation costs for stock-based compensation related to stock options granted in prior periods:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation for stock options within operations and maintenance expenses	$371	$769	$124	$329
Income tax benefit	295	420	162	46

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

There were no stock options granted during the six months ended June 30, 2012 or 2011.

The following table summarizes stock option transactions for the six months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options:
Outstanding at beginning of period	3,376,960	$20.03
Granted	—	—
Forfeited	(7,486)	17.69
Expired	(26,976)	23.56
Exercised	(473,351)	16.63

Outstanding at end of period	2,869,147	$20.56	4.6	$14,579,511

Exercisable at end of period	2,724,869	$20.74	4.5	$13,451,257

Restricted Stock –During the six and three months ended June 30, 2012 and 2011, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation for restricted stock within operations and maintenance expenses	$1,136	$1,100	$741	$711

The following table summarizes nonvested restricted stock transactions for the six months ended June 30, 2012:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested shares at beginning of period	207,989	$18.66
Granted	17,600	23.09
Vested	(96,070)	18.76
Forfeited	(1,607)	17.23

Nonvested share units at end of period	127,912	$19.22

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

	Pension Benefits
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$2,536	$2,087	$1,287	$1,044
Interest cost	6,523	5,928	3,258	2,964
Expected return on plan assets	(6,732)	(5,191)	(3,482)	(2,596)
Amortization of prior service cost	119	87	72	43
Amortization of actuarial loss	3,516	2,033	1,654	1,016
Capitalized costs	(1,808)	(1,808)	(924)	(951)
Settlement charge	4,980	—	4,980	—
Curtailment credit	(480)	—	(480)	—

	8,654	3,136	6,365	1,520
Less discontinued operations	4,876	574	4,594	287

Net periodic benefit cost	$3,778	$2,562	$1,771	$1,233

	Other Postretirement Benefits
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$659	$751	$322	$376
Interest cost	1,316	1,623	616	812
Expected return on plan assets	(1,067)	(1,243)	(529)	(621)
Amortization of transition obligation	18	69	—	34
Amortization of prior service cost	(104)	(178)	(36)	(89)
Amortization of actuarial loss	536	411	268	206
Amortization of regulatory asset	68	68	34	34
Capitalized costs	(330)	(343)	(167)	(188)
Settlement charge	325	—	325	—

	1,421	1,158	833	564
Less discontinued operations	390	98	337	49

Net periodic benefit cost	$1,031	$1,060	$496	$515

The Company made cash contributions of $15,370 to its defined benefit pension plans during the first six months of 2012, which represents the completion of the Company’s 2012 cash contributions. In addition, the Company expects to make cash contributions of $2,685 for the funding of its other postretirement benefit plans during the remainder of 2012.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 10 Water and Wastewater Rates

During the first six months of 2012, the Company’s operating divisions in Texas, Ohio, Illinois, Florida, New Jersey, Pennsylvania (wastewater), and Indiana were granted base rate increases designed to increase total operating revenues on an annual basis by $20,451.

On June 7, 2012 the Pennsylvania Public Utility Commission granted the Company’s operating subsidiary in Pennsylvania a water rate increase designed to increase total operating revenues by $16,700, on an annualized basis. The rates in effect at the time of the filing included $27,449 in Distribution System Improvement Charges (“DSIC”) or 7.5% above prior base rates. Consequently, the total base rates increased by $44,149 since the last base rate increase and the DSIC was reset to zero. In addition, the rate case settlement provides for a flow-through provision allowing the book recognition of certain income tax benefits in the event the Company adopts a change to its tax accounting method related to expensing costs for utility assets that are presently being capitalized and depreciated for book and tax purposes. The Company is presently evaluating this adoption for its operating subsidiary in Pennsylvania for application in 2012 or 2013.

During the first six months of 2012, the Company’s operating division in Pennsylvania received infrastructure rehabilitation surcharges of $2,764. Infrastructure rehabilitation surcharges are capped as a percentage of base rates, generally at 5% to 9% of base rates, and are reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. The Company’s other subsidiaries received infrastructure rehabilitation surcharges of $1,390 during the first six months of 2012. In June 2012, the New Jersey Board of Public Utilities approved a rulemaking to implement an infrastructure rehabilitation surcharge for regulated water utilities; as a result, the Company’s operating subsidiary in New Jersey is in the process of implementing an infrastructure rehabilitation surcharge.

In October 2010, one of the Company’s operating divisions in Texas began to bill interim rates in accordance with authorization from the Texas Commission on Environmental Quality (“TCEQ”). The additional revenue billed and collected prior to the TCEQ’S final ruling is subject to refund based on the outcome of the rate case. The rate case concluded with the issuance of an order on May 20, 2012, and no refunds of revenue previously billed and collected were required.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 11 Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Property	$13,285	$13,852	$6,528	$6,781
Capital stock	1,648	1,773	870	892
Gross receipts, excise and franchise	4,475	4,937	2,911	2,620
Payroll	3,964	3,940	1,697	1,621
Other	2,779	2,709	1,469	1,532

	26,151	27,211	13,475	13,446
Less discontinued operations	3,468	5,409	882	2,695

Total taxes other than income	$22,683	$21,802	$12,593	$10,751

Note 12 Segment Information

The Company has identified twelve operating segments and has one reportable segment named the “Regulated” segment. The reportable segment is comprised of ten operating segments for the Company’s water and wastewater regulated utility companies which are organized by the states where we provide these services. In addition, two segments are not quantitatively significant to be reportable and are comprised of the businesses that provide on-site septic tank pumping, sludge hauling services and certain other non-regulated water and wastewater services, and serving the clean water needs of firms in the shale oil and gas exploration industry. These segments are included as a component of “Other” in the tables below. Also included in “Other” are corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents the Company’s segment information for its continuing operations:

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$193,482	$4,722	$198,204	$175,040	$3,273	$178,313
Operations and maintenance expense	64,225	2,755	66,980	63,784	2,981	66,765
Depreciation	29,014	(318)	28,696	27,065	(515)	26,550
Operating income	86,563	1,832	88,395	72,222	401	72,623
Interest expense, net of AFUDC	17,227	1,067	18,294	16,463	1,149	17,612
Income tax expense (benefit)	27,784	3	27,787	18,939	(385)	18,554
Income (loss) from continuing operations	41,616	1,011	42,627	36,843	(248)	36,595

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$359,907	$8,541	$368,448	$335,696	$6,232	$341,928
Operations and maintenance expense	129,547	5,698	135,245	125,920	4,576	130,496
Depreciation	56,928	(637)	56,291	53,682	(856)	52,826
Operating income	149,084	2,390	151,474	132,034	1,509	133,543
Interest expense, net of AFUDC	34,152	2,046	36,198	32,821	2,170	34,991
Income tax expense (benefit)	46,372	(626)	45,746	32,060	(490)	31,570
Income (loss) from continuing operations	68,810	1,475	70,285	67,251	(10)	67,241
Capital expenditures	171,046	378	171,424	140,399	877	141,276

	June 30,	December 31,
	2012	2011
Total assets:
Regulated	$4,211,877	$4,186,639
Other and eliminations	208,370	161,781

Consolidated	$4,420,247	$4,348,420

Included within the Company’s regulated segment total assets for June 30, 2012 and December 31, 2011 are total assets of discontinued operations of $504 and $172,238, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note13 Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of June 30, 2012, the aggregate amount of $11,406 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. Further, the Company has insurance coverage for certain of these loss contingencies, and as of June 30, 2012, estimates that approximately $1,763 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

Note14 Income Taxes

During the six and three months ended June 30, 2012, the Company utilized $51,982 and $26,537, respectively of its Federal net operating loss (“NOL”) carryfoward that was recognized in 2011 and 2010 to reduce its 2012 Federal tax liability. In addition, during the six and three months ended June 30, 2012, the Company utilized $16,202 and $7,382, respectively of its state NOL carryfoward that was recognized in 2011 and 2010 to reduce its 2012 state tax liability. As of June 30, 2012, the balance of the Company’s Federal NOL is $45,276. The Company believes its Federal NOL carrryfoward is more likely than not to be recovered and requires no valuation allowance. As of June 30, 2012, the balance of the Company’s state NOL is $127,822, a portion of which is offset by a valuation allowance of $9,068 because the Company does not believe the NOL’s are more likely than not to be realized. The Company’s Federal and state NOL carryfowards do not begin to expire until 2030 and 2021, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 15 Recent Accounting Pronouncements

In September 2011, the FASB issued revised accounting guidance for accounting for intangible assets, which is intended to reduce the cost and complexity of the annual goodwill impairment test by permitting an entity the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised guidance is effective for annual periods beginning after December 15, 2011. The Company intends to adopt in the third quarter of 2012 the provisions of the revised guidance for its 2012 annual goodwill impairment test, and the Company does not expect the impact of the adoption of the revised guidance to have an impact on the Company’s consolidated results of operations or consolidated financial position.

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

General Information

Nature of Operations—Aqua America, Inc. (“we” or “us”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be approximately 3 million people in Pennsylvania, Ohio, North Carolina, Illinois, Texas, New Jersey, Florida, Indiana, Virginia, and Georgia. Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 25 other counties in Pennsylvania. Our other subsidiaries provide similar services in 9 other states.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

In July 2011, we entered into a definitive agreement to sell our operations in Maine, which served approximately 16,000 customers. The sale of our utility in Maine closed in January 2012, concluding our regulated operations in Maine. Also, in July 2011, we entered into a definitive agreement to purchase all of American Water Works Company, Inc.’s regulated operations in Ohio (the “Ohio acquisition”), which served approximately 57,000 customers, and to simultaneously sell our regulated water and wastewater operations in New York, which served approximately 51,000 customers. In May 2012, we completed this transaction, concluding our regulated operations in New York. The Ohio acquisition was financed by short-term debt. The proceeds from the dispositions of our operations in New York and Maine were used to paydown a portion of our short-term debt and other general corporate purposes. We have accounted for the sale of our water and wastewater operations in New York and Maine as discontinued operations. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories, as well as sludge hauling, septage and grease services, backflow prevention services, and certain other non-regulated water and wastewater services.

Aqua America, Inc., which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, Inc., formerly known as Philadelphia Suburban Water Company. Since the early 1990s, we have embarked on a growth-through-acquisition strategy focused on water and wastewater operations. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of American Water Works Company, Inc.’s regulated operations in Ohio in 2012. Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry and has extended our regulated operations from southeastern Pennsylvania to include operations in nine other states.

Beginning in 2010, and continuing into 2012, we are following a portfolio rationalization strategy to focus in areas where we have critical mass and to prune operations that do not fit into our future growth plans. In 2012 we sold our operations in Maine and New York, in 2011 we sold our operations in Missouri, and in 2010 we sold our operations in South Carolina. In connection with the sale of our New York and Missouri operations, we acquired additional utility systems (and customers) in Ohio and Texas.

Financial Condition

During the first six months of 2012, we had $171,424 of capital expenditures, issued $168,076 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $45,106. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements. The issuance of $168,076 of long-term debt was comprised principally of the funds borrowed under our revolving credit facility of $104,000 and the proceeds received from the June 2012 issuance of senior unsecured notes payable of $50,000, which were utilized to fund the Company’s capital expenditures. In May 2012, in connection with our acquisition in Ohio, we assumed $14,281 of long-term debt, which includes a purchase accounting fair value adjustment of $3,578, increasing the carrying value of the long-term debt.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

At June 30, 2012, we had $5,047 of cash and cash equivalents compared to $8,204 at December 31, 2011. During the first six months of 2012, we used the proceeds from internally generated funds, the sale of our Maine subsidiary, the sale of other assets, and the sale or issuance of common stock through our equity compensation plan and dividend reinvestment plan, to fund the cash requirements discussed above and to pay dividends.

On March 23, 2012, Aqua America, Inc. entered into a five-year $150,000 unsecured revolving credit facility with three banks that expires in March 2017. As of June 30, 2012, funds available for borrowing under this facility were $22,786. The Company’s $150,000 unsecured revolving credit facility replaced the Company’s prior $95,000 unsecured revolving credit facility, which expired in May 2012. At June 30, 2012, we had short-term lines of credit of $160,500, of which $100,808 was available. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with three banks, which is used to provide working capital, and as of June 30, 2012, $52,749 was available.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Analysis of First Six Months of 2012 Compared to First Six Months of 2011

Unless specifically noted, the following discussion of the Company’s results of operations for the first six months of 2012 refers to the Company’s results of operations from continuing operations.

Revenues increased $26,520 or 7.8% primarily due to additional revenues associated with increased water and wastewater rates of $16,274, additional water and wastewater revenues of $8,073 associated with a larger customer base due to acquisitions, and an increase in revenues from non-regulated water and wastewater services of $2,482.

Operations and maintenance expenses increased by $4,749 or 3.6% primarily due to operating costs associated with acquired utility systems and other growth ventures of $4,294, the effect of the gain on the sale in the first quarter of 2011 of our utility system in Texas of $2,452 and the gain on sale in the second quarter of 2011 of our utility system in North Carolina of $1,580, an increase in stock-based compensation of $1,461, an increase in postretirement benefits expenses of $814, and normal increases in other operating costs. Offsetting these increases was a decrease in water production costs of $4,365, the effect of the recognition of a regulatory asset resulting from a completed rate case which reduced operations and maintenance expense by $3,356, and reduced expenses of $870 associated with the disposition of utility systems. The decrease in water production costs results primarily from a decrease in the contractual rate of one of our purchased water contracts in Pennsylvania, and the non-renewal of one of our purchased water contracts in Pennsylvania.

Depreciation expense increased $3,465 or 6.6% due to the utility plant placed in service since June 30, 2011.

Amortization decreased $506 primarily due to the effect of additional amortization expense recognized during the first quarter of 2011 of $245 resulting from a rate case adjustment.

Taxes other than income taxes increased by $881 or 4.0% primarily due to an increase in excise taxes associated with our acquisition in Ohio, offset by a favorable adjustment related to the gross receipts, excise and franchise taxes return for one of our operating subsidiaries of $824.

Interest expense decreased by $111 or 0.3% primarily due to decreased interest rates on long-term debt and reduced borrowings as a result of the proceeds received from the sale of our operations in Maine.

Allowance for funds used during construction (“AFUDC”) decreased by $1,318 primarily due to a decrease in the average balance of proceeds held from tax-exempt bond issuances that are restricted to funding certain capital projects.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Gain on sale of other assets totaled $506 during the first six months of 2012 and $259 during the first six months of 2011. The increase of $247 is principally due to the timing of sales of an equity investment, land and other property.

Equity earnings in joint venture totaled $249 during the first six months of 2012, and reflect our earnings in serving the clean water needs of firms in the shale oil and gas exploration industry.

Our effective income tax rate was 39.4% during the first six months of 2012 and 31.9% during the first six months of 2011. The effective income tax rate increased as a result of the effect of the recognition in 2011 of the net state income tax benefit of $7,811 associated with 100% bonus depreciation for qualifying capital additions.

Income from continuing operations increased by $3,044 or 4.5%, in comparison to the same period in 2011 primarily as a result of the factors described above, which includes the effect of the recognition in 2011 of the net state income tax benefit of $7,811 associated with 100% bonus depreciation for qualifying capital additions. On a diluted per share basis, income from continuing operations increased $0.01 reflecting the change in income from continuing operations and a 0.8% increase in the average number of common shares outstanding. As compared to the first six months of 2011, income from continuing operations adjusted to exclude the net state income tax benefit associated with 100% bonus depreciation, a non-GAAP financial measure, would have increased by $0.07 per share. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan and our equity compensation plan.

Income from discontinued operations increased by $8,364 or $0.05 per diluted share, in comparison to the same period in 2011 primarily as a result of the recognition of the gain on sale of our Maine operating subsidiary net of income taxes of $10,821, offset by charges incurred from the disposal of our New York subsidiary of $2,069.

Net income attributable to common shareholders increased by $11,408 or 16.8%, in comparison to the same period in 2011 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.08 reflecting the change in net income attributable to common shareholders and a 0.8% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan and equity compensation plan.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Analysis of Second Quarter of 2012 Compared to Second Quarter of 2011

Unless specifically noted, the following discussion of the Company’s results of operations for the second quarter of 2012 refers to the Company’s results of operations from continuing operations.

Revenues increased $19,891 or 11.2 % primarily due to additional revenues associated with increased water and wastewater rates of $9,144, additional water and wastewater revenues of $7,153 associated with a larger customer base due to acquisitions, an increase in customer water consumption, and an increase in revenues from non-regulated water and wastewater services of $1,577.

Operations and maintenance expenses increased by $215 or 0.3% primarily due to operating costs associated with acquired utility systems and other growth ventures of $3,768, the effect of the gain on sale in the second quarter of 2011 of our utility system in North Carolina of $1,580, an increase in stock-based compensation of $1,190, an increase in postretirement benefits expenses of $453, and normal increases in other operating costs. Offsetting these increases was the effect of the recognition of a regulatory asset resulting from a completed rate case which reduced operations and maintenance expense by $3,356, a decrease in water production costs of $2,824, and reduced expenses of $318 associated with the disposition of utility systems. The decrease in water production costs results primarily from a decrease in the contractual rate of one of our purchased water contracts in Pennsylvania, and the non-renewal of one of our purchased water contracts in Pennsylvania.

Depreciation expense increased $2,146 or 8.1% due to the utility plant placed in service since June 30, 2011.

Taxes other than income taxes increased by $1,842 or 17.1% primarily due to an increase in excise taxes associated with our acquisition in Ohio.

AFUDC decreased by $685 primarily due to a decrease in the average balance of proceeds held from tax-exempt bond issuances that are restricted to funding certain capital projects.

Gain on sale of other assets totaled $64 in the second quarter of 2012 and $138 in the second quarter of 2011. The decrease of $74 is principally due to the timing of sales of land and other property.

Equity earnings in joint venture totaled $249 during the second quarter of 2012, and reflect our earnings in serving the clean water needs of firms in the shale oil and gas exploration industry.

Our effective income tax rate was 39.5% in the second quarter of 2012 and 33.6% in the second quarter of 2011. The effective income tax rate increased as a result of the effect of the recognition in 2011 of the net state income tax benefit of $3,483 associated with 100% bonus depreciation for qualifying capital additions.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Income from continuing operations increased by $6,032 or 16.5%, in comparison to the same period in 2011 primarily as a result of the factors described above, which includes the effect of the recognition in 2011 of the net state income tax benefit of $3,483 associated with 100% bonus depreciation for qualifying capital additions. On a diluted per share basis, income from continuing operations increased $0.04 reflecting the change in income from continuing operations and a 0.8% increase in the average number of common shares outstanding. As compared to the second quarter of 2011, income from continuing operations adjusted to exclude the net state income tax benefit associated with 100% bonus depreciation, a non-GAAP financial measure, would have increased by $0.06 per share. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan and our equity compensation plan.

Income from discontinued operations decreased by $2,177 or $0.02 per diluted share, in comparison to the same period in 2011 primarily as a result of charges incurred from the disposal of our New York subsidiary of $1,874.

Net income attributable to common shareholders increased by $3,855 or 10.3%, in comparison to the same period in 2011 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.03 reflecting the change in net income attributable to common shareholders and a 0.8% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan and equity compensation plan.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income from continuing operations (GAAP financial measure)	$70,285	$67,241	$42,627	$36,595
Less: Net state income tax benefit associated with 100% bonus depreciation	—	7,811	—	3,483

Income from continuing operations before net state income tax benefit associated with 100% bonus depreciation (Non-GAAP financial measure)	$70,285	$59,430	$42,627	$33,112

Income from continuing operations per common share (GAAP financial measure):
Basic	$0.51	$0.49	$0.31	$0.26
Diluted	$0.50	$0.49	$0.30	$0.26

Income from continuing operations per common share before net state income tax benefit associated with 100% bonus depreciation (Non-GAAP financial measure):
Basic	$0.51	$0.43	$0.31	$0.24
Diluted	$0.50	$0.43	$0.30	$0.24

Average common shares outstanding:
Basic	138,935	137,971	139,108	138,114

Diluted	139,577	138,518	139,843	138,781

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Aqua America’s purchases of its common stock for the quarter ended June 30, 2012:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs (2)
April 1—30, 2012	4,892	$22.25	—	548,278
May 1—31, 2012	8,504	$22.99	—	548,278
June 1—30, 2012	5,999	$24.21	—	548,278

Total	19,395	$23.18	—	548,278

(1)	These amounts consist of shares we purchased from employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the restricted stock awards or on the day prior to the option exercise.

(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits affected in the form of stock distributions since the authorization date.

AQUA AMERICA, INC. AND SUBSIDIARIES

Item 4.	Mine Safety Disclosures

Not applicable

Item 6.	Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 3, 2012

Aqua America, Inc.
Registrant

Nicholas DeBenedictis
Nicholas DeBenedictis Chairman, President and Chief Executive Officer

David P. Smeltzer
David P. Smeltzer Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Aqua America, Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix C to the to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 30, 2012)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document