Form 10-Q
period 2012-09-30
AQUA AMERICA INC
filed 2012-11-05
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 24, 2012: 139,941,476

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
	2012	2011
Assets
Property, plant and equipment, at cost	$4,953,049	$4,517,966
Less: accumulated depreciation	1,089,684	987,024

Net property, plant and equipment	3,863,365	3,530,942

Current assets:
Cash and cash equivalents	6,122	8,204
Accounts receivable and unbilled revenues, net	103,715	75,546
Deferred income taxes	10,422	37,758
Inventory, materials and supplies	12,178	11,014
Prepayments and other current assets	13,045	9,775
Assets of discontinued operations held for sale	85,503	263,061

Total current assets	230,985	405,358

Regulatory assets	244,606	240,032
Deferred charges and other assets, net	73,894	56,239
Funds restricted for construction activity	35,575	88,905
Goodwill	38,729	26,944

	$4,487,154	$4,348,420

Liabilities and Equity
Aqua America stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares,issued 140,697,726 and 139,525,580 in 2012 and 2011	$70,348	$69,762
Capital in excess of par value	713,627	686,106
Retained earnings	544,802	508,334
Treasury stock, at cost, 767,178 and 710,482 shares in 2012 and 2011	(14,446)	(13,145)
Accumulated other comprehensive income	76	256

Total Aqua America stockholders’ equity	1,314,407	1,251,313

Noncontrolling interest	518	504

Total equity	1,314,925	1,251,817

Long-term debt, excluding current portion	1,519,694	1,395,457
Commitments and contingencies (See Note 13)	—	—

Current liabilities:
Current portion of long-term debt	40,897	80,429
Loans payable	97,650	107,771
Accounts payable	45,078	67,595
Accrued interest	21,743	14,563
Accrued taxes	32,411	16,694
Dividends payable	24,488	—
Other accrued liabilities	25,385	22,595
Liabilities of discontinued operations held for sale	27,458	137,171

Total current liabilities	315,110	446,818

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	634,444	596,644
Customers’ advances for construction	75,906	66,198
Regulatory liabilities	48,601	41,292
Other	123,003	122,038

Total deferred credits and other liabilities	881,954	826,172

Contributions in aid of construction	455,471	428,156

	$4,487,154	$4,348,420

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
Operating revenues	$570,279	$520,498

Operating expenses:
Operations and maintenance	199,664	190,241
Depreciation	82,736	77,645
Amortization	3,773	4,041
Taxes other than income taxes	34,700	31,431

	320,873	303,358

Operating income	249,406	217,140

Other expense (income):
Interest expense, net	58,384	58,460
Allowance for funds used during construction	(3,484)	(5,689)
Gain on sale of other assets	(826)	(475)
Equity earnings in joint venture	(931)	—

Income from continuing operations before income taxes	196,263	164,844
Provision for income taxes	77,310	54,667

Income from continuing operations	118,953	110,177

Discontinued operations:
Income from discontinued operations before income taxes	18,813	10,454
Provision for income taxes	7,758	11,567

Income (loss) from discontinued operations	11,055	(1,113)

Net income attributable to common shareholders	$130,008	$109,064

Income from continuing operations per share:
Basic	$0.85	$0.80

Diluted	$0.85	$0.79

Income from discontinued operations per share:
Basic	$0.08	$(0.01)

Diluted	$0.08	$(0.01)

Net income per common share:
Basic	$0.93	$0.79

Diluted	$0.93	$0.79

Average common shares outstanding during the period:
Basic	139,185	138,081

Diluted	139,751	138,625

Cash dividends declared per common share	$0.67	$0.63

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	September 30,
	2012	2011
Operating revenues	$214,565	$191,083

Operating expenses:
Operations and maintenance	71,268	66,502
Depreciation	28,251	26,129
Amortization	1,320	979
Taxes other than income taxes	13,191	10,771

	114,030	104,381

Operating income	100,535	86,702

Other expense (income):
Interest expense, net	19,597	19,561
Allowance for funds used during construction	(919)	(1,794)
Gain on sale of other assets	(320)	(216)
Equity earnings in joint venture	(682)	—

Income from continuing operations before income taxes	82,859	69,151
Provision for income taxes	32,575	24,290

Income from continuing operations	50,284	44,861

Discontinued operations:
Income from discontinued operations before income taxes	819	6,206
Provision for income taxes	444	9,944

Income (loss) from discontinued operations	375	(3,738)

Net income attributable to common shareholders	$50,659	$41,123

Income from continuing operations per share:
Basic	$0.36	$0.32

Diluted	$0.36	$0.32

Income (loss) from discontinued operations per share:
Basic	$0.00	$(0.03)

Diluted	$0.00	$(0.03)

Net income per common share:
Basic	$0.36	$0.30

Diluted	$0.36	$0.30

Average common shares outstanding during the period:
Basic	139,676	138,297

Diluted	140,487	138,951

Cash dividends declared per common share	$0.34	$0.32

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income attributable to common shareholders	$130,008	$109,064	$50,659	$41,123
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on investments (1) (2)	139	(277)	42	(373)
Reclassification adjustment for gain reported in net income (3) (4)	(319)	(156)	(153)	(83)

Comprehensive income	$129,828	$108,631	$50,548	$40,667

(1)	amounts are net of tax of $73 and $149 for the nine months ended September 30, 2012 and 2011, respectively
(2)	amounts are net of tax of $22 and $200 for the three months ended September 30, 2012 and 2011, respectively
(3)	amounts are net of tax of $172 and $84 for the nine months ended September 30, 2012 and 2011, respectively
(4)	amounts are net of tax of $82 and $45 for the three months ended September 30, 2012 and 2011, respectively

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
	2012	2011
Aqua America stockholders’ equity:
Common stock, $.50 par value	$70,348	$69,762
Capital in excess of par value	713,627	686,106
Retained earnings	544,802	508,334
Treasury stock, at cost	(14,446)	(13,145)
Accumulated other comprehensive income	76	256

Total Aqua America stockholders’ equity	1,314,407	1,251,313

Noncontrolling interest	518	504

Total equity	1,314,925	1,251,817

Long-term debt:

Long-term debt of subsidiaries (substantially secured by utility plant):

Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2024 to 2031	3,411	6,777
1.00% to 1.99%	2014 to 2035	35,668	30,030
2.00% to 2.99%	2024 to 2031	12,482	12,798
3.00% to 3.99%	2016 to 2030	24,971	26,593
4.00% to 4.99%	2020 to 2043	367,846	367,226
5.00% to 5.99%	2012 to 2043	381,880	429,128
6.00% to 6.99%	2015 to 2036	64,898	63,253
7.00% to 7.99%	2012 to 2027	36,040	28,995
8.00% to 8.99%	2021 to 2025	24,716	33,957
9.00% to 9.99%	2013 to 2026	34,547	38,447
10.40%	2018	6,000	6,000

		992,459	1,043,204

Notes payable to bank under revolving credit agreement, variable rate, due March 2017		83,000	38,212
Unsecured notes payable:
Notes at 3.57% due 2027		50,000	—
Notes ranging from 4.62% to 4.87%, due 2013 through 2024		193,000	193,000
Notes ranging from 5.01% to 5.95%, due 2014 through 2037		242,132	242,132

		1,560,591	1,516,548
Less: long-term debt of discontinued operations		—	40,662

		1,560,591	1,475,886
Current portion of long-term debt		40,897	80,429

Long-term debt, excluding current portion		1,519,694	1,395,457

Total capitalization		$2,834,619	$2,647,274

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income	Interest	Total
Balance at December 31, 2011	$69,762	$686,106	$508,334	$(13,145)	$256	$504	$1,251,817
Net income	—	—	130,008	—	—	14	130,022
Other comprehensive loss net of income tax of $99	—	—	—	—	(180)	—	(180)
Dividends paid	—	—	(68,932)	—	—	—	(68,932)
Dividends declared	—	—	(24,488)	—	—	—	(24,488)
Sale of stock (436,861 shares)	215	9,354	—	163	—	—	9,732
Repurchase of stock (62,997 shares)	—	—	—	(1,464)	—	—	(1,464)
Equity compensation plan (15,518 shares)	8	(8)	—	—	—	—	—
Exercise of stock options (726,068 shares)	363	12,370	—	—	—	—	12,733
Stock-based compensation	—	4,049	(120)	—	—	—	3,929
Employee stock plan tax benefits	—	1,756	—	—	—	—	1,756

Balance at September 30, 2012	$70,348	$713,627	$544,802	$(14,446)	$76	$518	$1,314,925

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$130,008	$109,064
Income (loss) from discontinued operations	11,055	(1,113)

Income from continuing operations	118,953	110,177

Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	86,509	81,686
Deferred income taxes	59,498	57,476
Provision for doubtful accounts	3,072	3,382
Stock-based compensation	4,020	2,786
Gain on sale of utility system	—	(3,946)
Gain on sale of other assets	(826)	(475)
Net increase in receivables, inventory and prepayments	(18,254)	(12,561)
Net increase in payables, accrued interest, accrued taxes and other accrued liabilities	25,896	497
Other	(2,649)	(2,580)

Operating cash flows from continuing operations	276,219	236,442
Operating cash flows (used in) from discontinued operations, net	(10,005)	10,661

Net cash flows from operating activities	266,214	247,103

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $3,484 and $5,689	(262,832)	(222,354)
Acquisitions of utility systems and other, net	(116,050)	(6,934)
Additions to funds restricted for construction activity	(2,086)	(135)
Release of funds previously restricted for construction activity	55,416	34,644
Net proceeds from the sale of utility system and other assets	3,766	12,628
Proceeds from note receivable	—	5,289
Investment in joint venture	(19,156)	—
Other	(1,701)	(631)

Investing cash flows used in continuing operations	(342,643)	(177,493)
Investing cash flows from (used in) discontinued operations, net	74,009	(6,636)

Net cash flows used in investing activities	(268,634)	(184,129)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	5,742	2,587
Repayments of customers’ advances	(3,840)	(1,577)
Net (repayments) proceeds of short-term debt	(10,121)	13,310
Proceeds from long-term debt	179,166	24,974
Repayments of long-term debt	(109,265)	(46,477)
Change in cash overdraft position	(14,108)	(4,122)
Proceeds from issuing common stock	9,732	9,401
Proceeds from exercised stock options	12,733	5,835
Stock-based compensation windfall tax benefits	603	—
Repurchase of common stock	(1,464)	(1,001)
Dividends paid on common stock	(68,932)	(64,266)

Financing cash flows from (used in) continuing operations	246	(61,336)
Financing cash flows from discontinued operations, net	92	416

Net cash flows from (used in) financing activities	338	(60,920)

Net (decrease) increase in cash and cash equivalents	(2,082)	2,054
Cash and cash equivalents at beginning of period	8,204	5,934

Cash and cash equivalents at end of period	$6,122	$7,988

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at September 30, 2012, the consolidated statements of net income and comprehensive income for the nine and three months ended September 30, 2012 and 2011, the consolidated statements of cash flow for the nine months ended September 30, 2012 and 2011, and the consolidated statement of equity for the nine months ended September 30, 2012, are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. The December 31, 2011 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2011 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements. Certain prior period amounts have been reclassified to conform to the reporting of discontinued operations (see Note 4).

Note 2 Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2011	$22,823	$4,121	$26,944
Goodwill acquired	12,254	—	12,254
Reclassifications to utility plant acquisition adjustment	(491)	—	(491)
Other	22	—	22

Balance at September 30, 2012	$34,608	$4,121	$38,729

Included within the Company’s assets of discontinued operations held for sale as of December 31, 2011 is $12,316 of goodwill, and as of September 30, 2012 there was no goodwill associated with the Company’s assets of discontinued operations held for sale.

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

As of July 31, 2012, management performed its annual test of goodwill for impairment, in conjunction with the timing of the Company’s annual five-year financial plan. Based on the Company’s comparison of the estimated fair value of its reporting units to their respective carrying amounts, management concluded that the estimated fair value of each reporting unit, which has goodwill recorded, was substantially in excess of the reporting unit’s carrying amount.

Note 3 Acquisitions

As part of the Company’s growth-through-acquisition strategy, in July 2011, the Company entered into a definitive agreement with American Water Works Company, Inc. (“American Water”) to purchase all of the stock of the subsidiary that holds American Water’s regulated water and wastewater operations in Ohio. American Water’s Ohio operations served approximately 57,000 customers. On May 1, 2012, the Company completed its acquisition of American Water’s water and wastewater operations in Ohio. The total purchase price at closing consisted of $101,083 in cash plus certain assumed liabilities, including debt of $14,281, which is subject to certain post-closing adjustments. The transaction has been accounted for as a business combination. The Company has included the results of its acquisition in Ohio in our consolidated financial statements as part of our Regulated segment since the date of acquisition. The proforma impact of the Company’s Ohio acquisition was not material to our results of operations for the quarters and nine months ended September 30, 2012 and 2011, respectively, and to our financial condition as of September 30, 2012. The preliminary purchase price allocation is as follows:

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 4 Discontinued Operations and Other Dispositions

Discontinued Operations – In September 2012, the Company began to market for sale its water and wastewater operations in Florida, which serves approximately 38,000 customers, and the Company’s waste water treatment facility in Georgia. The Company has accounted for these operations as business held for sale. The sale of the Company’s water and wastewater operations in Florida and Georgia will conclude the Company’s operations in these states.

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

The operating results, cash flows, and financial position of the Company’s subsidiaries named above, during the periods owned, have been presented in the Company’s consolidated statements of net income, consolidated statements of cash flow, and consolidated balance sheets as discontinued operations. These subsidiaries were included in the Company’s “Regulated” segment.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

A summary of discontinued operations presented in the consolidated statements of net income include the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating revenues	$25,308	$50,607	$5,934	$20,469
Total operating expenses	20,212	37,211	4,206	12,457

Operating income	5,096	13,396	1,728	8,012
Other (income) expense:
Gain on sale	(17,699)	—	—	—
Loss on sale	2,981	—	—	—
Other expense, net	1,001	2,942	909	1,806

Income from discontinued operations before income taxes	18,813	10,454	819	6,206
Provision for income taxes	7,758	11,567	444	9,944

Income (loss) from discontinued operations	$11,055	$(1,113)	$375	$(3,738)

The assets and liabilities of discontinued operations presented in the consolidated balance sheets include the following:

	September 30,	December 31,
	2012	2011
Property, plant and equipment, at cost	$128,578	$299,689
Less: accumulated depreciation	49,112	104,889

Net property, plant and equipment	79,466	194,800
Current assets	3,626	16,341
Regulatory assets	2,282	36,656
Goodwill	—	12,316
Other assets	129	2,948

Assets of discontinued operations held for sale	85,503	263,061

Long-term debt, excluding current portion	—	40,326
Current liabilities	5,897	8,235
Deferred income taxes and investment tax credits	5,127	28,690
Contributions in aid of construction	15,554	25,940
Other liabilities	880	33,980

Liabilities of discontinued operations held for sale	27,458	137,171

Net assets	$58,045	$125,890

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company disagreed with the Court’s decision and appealed the Wells County Indiana Circuit Court’s decision to the Indiana Court of Appeals. On January 13, 2012, the Indiana Court of Appeals reached a decision upholding the Wells County Indiana Circuit Court decision. On February 10, 2012, the Company filed a petition for transfer requesting that the Indiana Supreme Court review the matter. The Supreme Court of Indiana accepted transfer and the matter is pending the Court’s decision. The Company continues to evaluate its legal options with respect to this decision. Depending upon the outcome of all of the legal proceedings the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the utility system relinquished represents approximately 0.40% of the Company’s total assets.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the valuation techniques used to measure fair value for the quarter ended September 30, 2012.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The fair value of funds restricted for construction activity and loans payable are determined based on their carrying amount and utilizing level 1 methods and assumptions. As of September 30, 2012 and December 31, 2011, the carrying amount of the Company’s funds restricted for construction activity was $35,575 and $88,905, which equates to their estimated fair value. As of September 30, 2012 and December 31, 2011, the carrying amount of the Company’s loans payable was $97,650 and $107,771, which equates to their estimated fair value. The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing level 2 methods and assumptions. As of September 30, 2012 and December 31, 2011, the carrying amounts of the Company’s cash and cash equivalents was $6,122 and $8,204, which equates to their fair value.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	September 30,	December 31,
	2012	2011
Carrying Amount	$1,560,591	$1,516,548
Estimated Fair Value	1,701,866	1,592,411

Included in the carrying amount of the Company’s long-term debt as of December 31, 2011, is long-term debt associated with discontinued operations of $40,662. The fair value of the Company’s long-term debt as of December 31, 2011 for its discontinued operations is $43,068.

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing level 2 methods and assumptions. The Company’s customers’ advances for construction and related tax deposits have a carrying value of $75,906 as of September 30, 2012, and $66,198 as of December 31, 2011. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. Portions of these non-interest bearing instruments are payable annually through 2027 and amounts not paid by the contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Average common shares outstanding during the period for basic computation	139,185	138,081	139,676	138,297
Dilutive effect of employee stock-based compensation	566	544	811	654

Average common shares outstanding during the period for diluted computation	139,751	138,625	140,487	138,951

For the nine and three months ended September 30, 2012, employee stock options to purchase 427,952 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods. For the nine and three months ended September 30, 2011, employee stock options to purchase 933,800 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated proceeds from the options’ exercise were greater than the average market price of the Company’s common stock during these periods.

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

Note 8 Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The 2009 Plan authorizes 5,000,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2009 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the Plan to any one individual in any one year is 200,000. Awards under the 2009 Plan are made by a committee of the Board of Directors. At September 30, 2012, 3,894,179 shares underlying stock-based compensation awards were still available for grants under the 2009 Plan. No further grants may be made under the 2004 Plan.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012		2011
Stock-based compensation for performance share units within operations and maintenance expenses	$1,635	$697	$	578	$336

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes nonvested PSU transactions for the nine months ended September 30, 2012:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	137,584	$24.38
Granted	127,950	23.89
Performance criteria adjustment	43,961	23.67
Forfeited	(11,494)	23.87
Vested	—	—
Share unit awards issued	—	—

Nonvested share units at end of period	298,001	$23.67

The fair value of PSUs was estimated at the grant date based on the probability of satisfying the performance conditions associated with the PSUs using the Monte Carlo valuation method. The per unit weighted-average fair value at the date of grant for PSUs granted during the nine months ended September 30, 2012 and 2011 was $23.89 and $24.38, respectively. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, which range from 24 to 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation for restricted stock units within operations and maintenance expenses	$468	$243	$167	$102

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes nonvested RSU transactions for the nine months ended September 30, 2012:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	44,342	$22.21
Granted	37,850	22.49
Vested	(11,000)	22.21
Forfeited	(2,148)	22.21

Nonvested stock units at end of period	69,044	$22.36

The per unit weighted-average fair value at the date of grant for RSUs granted during the nine months ended September 30, 2012 and 2011 was $22.49 and $22.21, respectively

Stock Options – The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model. The following table provides compensation costs for stock-based compensation related to stock options granted in prior periods:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation for stock options within operations and maintenance expenses	$494	$1,105	$123	$337
Income tax benefit	524	561	229	141

There were no stock options granted during the nine months ended September 30, 2012 or 2011.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the nine months ended September 30, 2012:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	3,376,960	$20.03
Granted	—	—
Forfeited	(9,015)	17.60
Expired	(36,726)	24.18
Exercised	(726,068)	17.54

Outstanding at end of period	2,605,151	$20.67	4.4	$12,670

Exercisable at end of period	2,462,402	$20.87	4.2	$11,583

Restricted Stock –During the nine and three months ended September 30, 2012 and 2011, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation for restricted stock within operations and maintenance expenses	$1,449	$1,451	$313	$351

The following table summarizes nonvested restricted stock transactions for the nine months ended September 30, 2012:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested shares at beginning of period	207,989	$18.66
Granted	17,600	23.09
Vested	(105,473)	18.80
Forfeited	(2,082)	17.25

Nonvested share units at end of period	118,034	$19.23

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

	Pension Benefits
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$3,794	$3,469	$1,258	$1,382
Interest cost	9,807	10,160	3,284	4,232
Expected return on plan assets	(10,327)	(9,842)	(3,595)	(4,651)
Amortization of prior service cost	188	260	69	173
Amortization of actuarial loss	5,160	3,057	1,644	1,024
Capitalized costs	(2,808)	(2,761)	(998)	(954)
Settlement charge	4,980	—	—	—
Curtailment (credit) charge	(480)	100	—	100

	10,314	4,443	1,662	1,306
Less discontinued operations	4,876	930	—	344

Net periodic benefit cost	$5,438	$3,513	$1,662	$962

	Other
	Postretirement Benefits
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$1,008	$927	$349	$176
Interest cost	1,981	2,071	665	447
Expected return on plan assets	(1,602)	(1,523)	(535)	(281)
Amortization of transition obligation	9	78	(9)	9
Amortization of prior service cost	(202)	(201)	(98)	(23)
Amortization of actuarial loss	797	627	261	216
Amortization of regulatory asset	69	102	1	34
Capitalized costs	(515)	(528)	(184)	(185)
Settlement charge	325	—	—	—
Curtailment charge	—	27	—	27

	1,870	1,580	450	420
Less discontinued operations	390	188	—	61

Net periodic benefit cost	$1,480	$1,392	$450	$359

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company made cash contributions of $15,370 to its defined benefit pension plans during the first six months of 2012, which represented the completion of the Company’s 2012 cash contributions. In addition, the Company expects to make cash contributions of $2,685 for the funding of its other postretirement benefit plans during the remainder of 2012.

Note 10 Water and Wastewater Rates

During the first nine months of 2012, the Company’s operating divisions in Texas, Ohio, Illinois, New Jersey, Pennsylvania (wastewater) Virginia, and Indiana were granted base rate increases designed to increase total operating revenues on an annual basis by $17,923.

On June 7, 2012, the Pennsylvania Public Utility Commission granted the Company’s operating subsidiary in Pennsylvania (“Aqua Pennsylvania”) a water rate increase designed to increase total operating revenues by $16,700, on an annualized basis. The rates in effect at the time of the filing included $27,449 in Distribution System Improvement Charges (“DSIC”) or 7.5% above prior base rates. Consequently, the total base rates increased by $44,149 since the last base rate increase and the DSIC was reset to zero. In addition, the rate case settlement provides for the flow-through accounting treatment of certain income tax benefits if the Company elects a change to its tax accounting method to permit the expensing of selected utility asset improvement costs that are presently being capitalized and depreciated for tax purposes (the “Repair Election”). The Company is presently evaluating the Repair Election for adoption in Aqua Pennsylvania in 2012 or 2013.

During the first nine months of 2012, the Company’s operating division in Pennsylvania received infrastructure rehabilitation surcharges of $2,764. Infrastructure rehabilitation surcharges are capped as a percentage of base rates, generally at 5% to 9% of base rates, and are reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. The Company’s other subsidiaries received infrastructure rehabilitation surcharges of $1,390 during the first nine months of 2012. In June 2012, the New Jersey Board of Public Utilities approved a rulemaking to implement an infrastructure rehabilitation surcharge for regulated water utilities; as a result, the Company’s operating subsidiary in New Jersey is in the process of implementing an infrastructure rehabilitation surcharge.

In February 2012, two of the Company’s operating divisions in Texas began to bill interim rates in accordance with authorization from the Texas Commission on Environmental Quality (the “TCEQ”). The additional revenue billed and collected prior to the TCEQ’s final ruling is subject to refund based on the outcome of the rate case. As of September 30, 2012, the Company had billed revenue of $3,419, which is subject to refund based on the outcome of the TCEQ’s final ruling. Based on the Company’s review of the present circumstances, a reserve of $1,197 has been established for the billings to date.

In October 2010, one of the Company’s operating divisions in Texas began to bill interim rates in accordance with authorization from the TCEQ. The additional revenue billed and collected prior to the TCEQ’S final ruling is subject to refund based on the outcome of the rate case. The rate case concluded with the issuance of an order on May 20, 2012, and no refunds of revenue previously billed and collected were required.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 11 Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Property	$19,796	$20,782	$6,511	$6,930
Capital stock	2,394	2,668	746	895
Gross receipts, excise and franchise	7,752	7,818	3,276	2,881
Payroll	5,550	5,523	1,586	1,583
Other	4,403	4,584	1,625	1,875

	39,895	41,375	13,744	14,164
Less discontinued operations	5,195	9,944	553	3,393

Total taxes other than income	$34,700	$31,431	$13,191	$10,771

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents the Company’s segment information for its continuing operations:

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$209,674	$4,891	$214,565	$187,823	$3,260	$191,083
Operations and maintenance expense	68,351	2,917	71,268	64,607	1,895	66,502
Depreciation	28,764	(513)	28,251	26,402	(273)	26,129
Operating income	98,503	2,032	100,535	85,444	1,258	86,702
Interest expense, net of AFUDC	16,915	1,763	18,678	16,334	1,433	17,767
Income tax expense (benefit)	32,682	(107)	32,575	24,386	(96)	24,290
Income from continuing operations	48,971	1,313	50,284	44,804	57	44,861

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$556,847	$13,432	$570,279	$511,006	$9,492	$520,498
Operations and maintenance expense	190,276	9,388	199,664	183,089	7,152	190,241
Depreciation	83,772	(1,036)	82,736	78,660	(1,015)	77,645
Operating income	245,871	3,535	249,406	215,168	1,972	217,140
Interest expense, net of AFUDC	50,401	4,499	54,900	48,478	4,293	52,771
Income tax expense (benefit)	78,652	(1,342)	77,310	55,826	(1,159)	54,667
Income (loss) from continuing operations	117,133	1,820	118,953	111,042	(865)	110,177
Capital expenditures	262,104	728	262,832	221,286	1,068	222,354

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
	2012	2011
Total assets:
Regulated	$4,285,923	$4,183,758
Other and eliminations	201,231	164,662

Consolidated	$4,487,154	$4,348,420

Included within the Company’s regulated segment total assets for September 30, 2012 and December 31, 2011 are total assets of discontinued operations of $85,503 and $263,061, respectively.

Note 13 Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of September 30, 2012, the aggregate amount of $12,254 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. Further, the Company has insurance coverage for certain of these loss contingencies, and as of September 30, 2012, estimates that approximately $1,884 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

Note 14 Income Taxes

During the nine and three months ended September 30, 2012, the Company utilized $76,593 and $24,611, respectively of its Federal net operating loss (“NOL”) carryfoward that was recognized in 2011 and 2010 to reduce its 2012 Federal tax liability. In addition, during the nine and three months ended September 30, 2012, the Company utilized $25,111 and $8,909, respectively of its state NOL carryfoward that was recognized in 2011 and 2010 to reduce its 2012 state tax liability. As of September 30, 2012, the balance of the Company’s Federal NOL is $20,665. The Company believes its Federal NOL carrryfoward is more likely than not to be recovered and requires no valuation allowance.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

As of September 30, 2012, the balance of the Company’s state NOL is $101,426, a portion of which is offset by a valuation allowance of $9,068 because the Company does not believe the NOLs are more likely than not to be realized. The Company’s Federal and state NOL carryfowards do not begin to expire until 2030 and 2021, respectively.

Note 15 Recent Accounting Pronouncements

In September 2011, the FASB issued revised accounting guidance for accounting for intangible assets, which is intended to reduce the cost and complexity of the annual goodwill impairment test by permitting an entity the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised guidance is effective for annual periods beginning after December 15, 2011. In the third quarter of 2012, the Company adopted the provisions of the revised guidance for its 2012 annual goodwill impairment test, and the adoption of the revised guidance did not have an impact on the Company’s consolidated results of operations or consolidated financial position.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

In July 2011, we entered into a definitive agreement to sell our operations in Maine, which served approximately 16,000 customers. The sale of our utility in Maine closed in January 2012, concluding our regulated operations in Maine. Also, in July 2011, we entered into a definitive agreement to purchase all of American Water Works Company, Inc.’s regulated operations in Ohio (the “Ohio acquisition”), which served approximately 57,000 customers, and to simultaneously sell our regulated water and wastewater operations in New York, which served approximately 51,000 customers. In May 2012, we completed this transaction, concluding our regulated operations in New York. The Ohio acquisition was financed by short-term debt. The proceeds from the dispositions of our operations in New York and Maine were used to paydown a portion of our short-term debt and other general corporate purposes. In September 2012, we began to market for sale our water and wastewater operations in Florida, which serves approximately 38,000 customers, and our waste water treatment facility in Georgia. We have accounted for the sale of our water and wastewater operations in New York and Maine and planned disposition of our water and wastewater operations in Florida and Georgia as discontinued operations. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories, as well as sludge hauling, septage and grease services, backflow prevention services, and certain other non-regulated water and wastewater services.

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

In 2011, one of our subsidiaries entered into a joint venture with a third-party investor for the construction and operation of a private pipeline system to supply fresh water to certain natural gas well drilling operations in Pennsylvania. The operation of the private pipeline system commenced in the second quarter of 2012 and marks an expansion of our growth venture in serving the clean water needs of drillers in the shale oil and gas drilling industry.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Financial Condition

During the first nine months of 2012, we had $262,832 of capital expenditures, issued $179,166 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $109,265. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements. The issuance of $179,166 of long-term debt was comprised principally of the funds borrowed under our revolving credit facility of $114,000 and the proceeds received from the June 2012 issuance of senior unsecured notes payable of $50,000, which were utilized to fund the Company’s capital expenditures. In May 2012, in connection with our acquisition in Ohio, we assumed $14,281 of long-term debt, which includes a purchase accounting fair value adjustment of $3,578, increasing the carrying value of the long-term debt.

At September 30, 2012, we had $6,122 of cash and cash equivalents compared to $8,204 at December 31, 2011. During the first nine months of 2012, we used the proceeds from internally generated funds, the sale of our Maine subsidiary, the sale of other assets, and the sale or issuance of common stock through our equity compensation plan and dividend reinvestment plan, to fund the cash requirements discussed above and to pay dividends.

On March 23, 2012, Aqua America, Inc. entered into a five-year $150,000 unsecured revolving credit facility with three banks that expires in March 2017. As of September 30, 2012, funds available for borrowing under this facility were $48,786. The Company’s $150,000 unsecured revolving credit facility replaced the Company’s prior $95,000 unsecured revolving credit facility, which expired in May 2012. At September 30, 2012, we had short-term lines of credit of $160,500, of which $62,850 was available. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with three banks, which is used to provide working capital, and as of September 30, 2012, $14,791 was available.

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

On June 7, 2012, the Company’s Pennsylvania operating subsidiary (“Aqua Pennsylvania”) reached a settlement agreement in its rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provides for the flow-through accounting treatment of certain income tax benefits if the Company elects a change to its tax accounting method to permit the expensing of selected utility asset improvement costs that are presently being capitalized and depreciated for tax purposes (the “Repair Election”). The Company is presently evaluating the Repair Election for adoption in Aqua Pennsylvania in 2012 or 2013. If adopted, prior to the receipt of Aqua Pennsylvania’s next rate order, the change will result in a substantial reduction in income tax expense and greater net income and cash flow, and as a result will allow the Company to discontinue any Distribution System Improvement Charges and lengthen the amount of time until the next Aqua Pennsylvania rate case is filed.

Results of Operations

Analysis of First Nine Months of 2012 Compared to First Nine Months of 2011

Unless specifically noted, the following discussion of the Company’s results of operations for the first nine months of 2012 refers to the Company’s results of operations from continuing operations.

Revenues increased $49,781 or 9.6% primarily due to additional revenues associated with increased water and wastewater rates of $26,534, additional water and wastewater revenues of $18,578 associated with a larger customer base due to acquisitions, and an increase in revenues from non-regulated water and wastewater services of $4,210.

Operations and maintenance expenses increased by $9,423 or 5.0% primarily due to operating costs associated with acquired utility systems and other growth ventures of $8,895, the effect of the gain on the sale in the first quarter of 2011 of our utility system in Texas of $2,452 and the gain on sale in the second quarter of 2011 of our utility system in North Carolina of $1,580, an increase in postretirement benefits expenses of $1,977, an increase in stock-based compensation of $1,271, and normal increases in other operating costs. Offsetting these increases was a decrease in water production costs of $5,098, and the effect of the recognition of a regulatory asset resulting from a completed rate case which reduced operations and maintenance expense by $3,356. The decrease in water production costs results primarily from a decrease in the contractual rate of one of our purchased water contracts, and the non-renewal of another purchased water contract.

Depreciation expense increased $5,091 or 6.6% due to the utility plant placed in service since September 30, 2011.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Amortization decreased $268 primarily due to the effect of additional amortization expense recognized during the first quarter of 2011 of $245 resulting from a rate case adjustment.

Taxes other than income taxes increased by $3,269 or 10.4% primarily due to an increase in excise taxes associated with our acquisition in Ohio, offset by a favorable adjustment related to the gross receipts, excise and franchise taxes return for one of our operating subsidiaries of $824.

Interest expense decreased by $76 or 0.1% primarily due to decreased interest rates on long-term debt and reduced borrowings as a result of the proceeds received from the sale of our operations in Maine.

Allowance for funds used during construction (“AFUDC”) decreased by $2,205 primarily due to a decrease in the average balance of proceeds held from tax-exempt bond issuances that are restricted to funding certain capital projects.

Gain on sale of other assets totaled $826 during the first nine months of 2012 and $475 during the first nine months of 2011. The increase of $351 is principally due to the timing of sales of an equity investment, land and other property.

Equity earnings in joint venture totaled $931 during the first nine months of 2012, and reflect our earnings in serving the clean water needs of firms in the shale oil and gas exploration industry.

Our effective income tax rate was 39.4% during the first nine months of 2012 and 33.3% during the first nine months of 2011. The effective income tax rate increased as a result of the effect of the recognition in 2011 of the net state income tax benefit of $11,193 associated with 100% bonus depreciation for qualifying capital additions. The net state income tax benefit reduced the Company’s 2011 state income tax expense as a result of the flow-through treatment afforded by a state’s regulatory commission.

Income from continuing operations increased by $8,776 or 8.0%, in comparison to the same period in 2011 primarily as a result of the factors described above, which includes the effect of the recognition in 2011 of the net state income tax benefit of $11,193 associated with 100% bonus depreciation for qualifying capital additions. On a diluted per share basis, income from continuing operations increased $0.06 reflecting the change in income from continuing operations and a 0.8% increase in the average number of common shares outstanding. As compared to the first nine months of 2011, income from continuing operations adjusted to exclude the net state income tax benefit associated with 100% bonus depreciation, a non-GAAP financial measure, would have increased by $0.14 per share. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan and our equity compensation plan.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Income from discontinued operations increased by $12,168 or $0.09 per diluted share, in comparison to the same period in 2011 primarily as a result of the recognition in the second quarter of 2012 of the gain on sale of our Maine operating subsidiary, net of income taxes, of $10,821, the effect of the income tax expense recognized in the third quarter of 2011 of $7,438 for the additional deferred tax liability that arose from the difference between the stock and tax basis of the Company’s investment in its New York and Maine operating subsidiaries, a reduction in interest expense, net of tax, of $765 as a result of debt assumed in 2012 by the acquirer(s) in the sale of our New York and Maine operating subsidiaries, offset by charges incurred from the disposal of our New York subsidiary of $2,090, and an asset impairment recognized in the third quarter of 2012, net of tax, of $592.

Net income attributable to common shareholders increased by $20,944 or 19.2%, in comparison to the same period in 2011 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.14 reflecting the change in net income attributable to common shareholders and a 0.8% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan and equity compensation plan.

Results of Operations

Analysis of Third Quarter of 2012 Compared to Third Quarter of 2011

Unless specifically noted, the following discussion of the Company’s results of operations for the third quarter of 2012 refers to the Company’s results of operations from continuing operations.

Revenues increased $23,482 or 12.3 % primarily due to additional revenues associated with increased water and wastewater rates of $11,046, additional water and wastewater revenues of $10,505 associated with a larger customer base due to acquisitions, and an increase in revenues from non-regulated water and wastewater services of $1,723.

Operations and maintenance expenses increased by $4,766 or 7.2% primarily due to operating costs associated with acquired utility systems and other growth ventures of $5,538, an increase in postretirement benefits expenses of $1,050, an increase in insurance expense of $970, and normal increases in other operating costs. Offsetting these increases was a decrease in water production costs of $1,609. The decrease in water production costs results primarily from a decrease in the contractual rate of one of our purchased water contracts, and the non-renewal of another purchased water contract.

Depreciation expense increased $2,122 or 8.1% due to the utility plant placed in service since September 30, 2011.

Amortization increased $341 primarily due to the amortization of costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $2,420 or 22.5% primarily due to an increase in excise taxes associated with our acquisition in Ohio.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

AFUDC decreased by $875 primarily due to a decrease in the average balance of proceeds held from tax-exempt bond issuances that are restricted to funding certain capital projects.

Gain on sale of other assets totaled $320 in the third quarter of 2012 and $216 in the third quarter of 2011. The increase of $104 is principally due to the timing of sales of land and other property.

Equity earnings in joint venture totaled $682 during the third quarter of 2012, and reflect our earnings in serving the clean water needs of firms in the shale oil and gas exploration industry.

Our effective income tax rate was 39.3% in the third quarter of 2012 and 35.1% in the third quarter of 2011. The effective income tax rate increased as a result of the effect of the recognition in 2011 of the net state income tax benefit of $3,382 associated with 100% bonus depreciation for qualifying capital additions. The net state income tax benefit reduced the Company’s third quarter 2011 state income tax expense as a result of the flow-through treatment afforded by a state’s regulatory commission.

Income from continuing operations increased by $5,423 or 12.1%, in comparison to the same period in 2011 primarily as a result of the factors described above, which includes the effect of the recognition in 2011 of the net state income tax benefit of $3,382 associated with 100% bonus depreciation for qualifying capital additions. On a diluted per share basis, income from continuing operations increased $0.04 reflecting the change in income from continuing operations and a 1.1% increase in the average number of common shares outstanding. As compared to the third quarter of 2011, income from continuing operations adjusted to exclude the net state income tax benefit associated with 100% bonus depreciation, a non-GAAP financial measure, would have increased by $0.06 per share. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan and our equity compensation plan.

Income from discontinued operations increased by $4,113 or $0.03 per diluted share, in comparison to the same period in 2011 primarily as a result of the effect of the income tax expense recognized in the third quarter of 2011 of $7,438 for the additional deferred tax liability that arose from the difference between the stock and tax basis of the Company’s investment in its New York and Maine operating subsidiaries, a reduction in interest expense, net of tax, of $350 as a result of debt assumed in 2012 by the acquirer(s) in the sale of our New York and Maine operating subsidiaries, offset by an asset impairment in the third quarter of 2012, net of tax, of $592.

Net income attributable to common shareholders increased by $9,536 or 23.2%, in comparison to the same period in 2011 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.06 reflecting the change in net income attributable to common shareholders and a 1.1% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan and equity compensation plan.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Income from continuing operations (GAAP financial measure)	$118,953	$110,177	$50,284	$44,861
Less: Net state income tax benefit associated with 100% bonus depreciation	—	11,193	—	3,382

Income from continuing operations before net state income tax benefit associated with 100% bonus depreciation (Non-GAAP financial measure)	$118,953	$98,984	$50,284	$41,479

Income from continuing operations per common share (GAAP financial measure):
Basic	$0.85	$0.80	$0.36	$0.32
Diluted	$0.85	$0.79	$0.36	$0.32
Income from continuing operations per common share before net state income tax benefit associated with 100% bonus depreciation (Non-GAAP financial measure):
Basic	$0.85	$0.72	$0.36	$0.30
Diluted	$0.85	$0.71	$0.36	$0.30

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

Part II. Other Information

Item 1. Legal Proceedings

The City of Fort Wayne, Indiana (the “City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana. In January 2008, we reached a settlement with the City to transition this portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically stated that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. The net book value of the assets relinquished has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement. On March 16, 2009, oral argument was held before the Allen County Circuit Court on certain procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company appealed the Wells County Indiana Circuit Court’s decision to the Indiana Court of Appeals. On January 13, 2012, the Indiana Court of Appeals reached a decision upholding the Wells County Indiana Circuit Court decision. On February 10, 2012, the Company filed a petition for transfer requesting that the Indiana Supreme Court review the matter. The Supreme Court of Indiana accepted transfer and the matter is pending the Court’s decision. The Company continues to evaluate its legal options with respect to this decision. Depending upon the outcome of all of the legal proceedings we may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represented approximately 0.40% of Aqua America’s total assets.

One of the Company’s subsidiaries, South Haven Sewer Works, acquired in 2008 has been operating under a Consent Decree with the EPA and the United States Department of Justice entered into in 2003. The Consent Decree addresses the elimination of sanitary sewer overflows from the subsidiary’s sewer system. Although substantial improvements to the system have been made to significantly reduce the number of sanitary sewer overflows at the sewer system since the Company’s acquisition of the subsidiary, the EPA and Department of Justice proposed on May 11, 2010, a revised Consent Decree, including new dates for completing work to address sanitary sewer overflows in the system and a proposed civil penalty of $364,000 for purported sanitary sewer overflow violations since the date of the original Consent Decree, which was entered into by the original owner. The Company’s subsidiary has contested the appropriateness of calculating the proposed penalty based on sanitary sewer violations occurring prior to the acquisition of the subsidiary and the amount of the proposed penalty. The Company continues to negotiate a proposed modification with the EPA and Department of Justice to resolve the matter. The Company intends to seek indemnification from the seller for this matter for any applicable penalty amounts.

Item 1A. Risk Factors

There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”) under “Part 1, Item 1A – Risk Factors.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Aqua America’s purchases of its common stock for the quarter ended September 30, 2012:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs (2)
July 1 - 31, 2012	9,226	$25.94	—	548,278
August 1 - 31, 2012	3,544	$25.64	—	548,278
September 1 - 30, 2012	—	$—	—	548,278

Total	12,770	$25.86	—	548,278

(1)	These amounts consist of the following: (a) shares we purchased from employees who elected to have us withhold shares to pay certain withholding taxes upon the vesting of restricted stock awards granted to such employees; and (b) shares we purchased from employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. These features of our equity compensation plan are available to all employees who receive stock-based compensation under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the restricted stock awards or on the day prior to the option exercise.
(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits affected in the form of stock distributions since the authorization date.

Item 4. Mine Safety Disclosures

Not applicable

Item 6. Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

November 5, 2012

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