Form 10-K
period 2012-12-31
AQUA AMERICA INC
filed 2013-02-28
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012: $3,453,548,692

For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by June 30, 2012, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.

The number of shares outstanding of the registrant’s common stock as of February 14, 2013: 140,347,743

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of registrant’s 2012 Annual Report to Shareholders have been incorporated by reference into Parts I and II of this Form 10-K.

(2) Portions of the definitive Proxy Statement, relative to the May 8, 2013 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, have been incorporated by reference into Part III of this Form 10-K.

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

•

the impact of changes in and compliance with governmental laws, regulations and policies, including those dealing with taxation, the environment, health and water quality, and public utility regulation;

•	the impact of decisions of governmental and regulatory bodies, including decisions to raise or lower rates;

•	the development of new services and technologies by us or our competitors;

•	the availability of qualified personnel;

•	the condition of our assets;

•	the impact of legal proceedings;

•	general economic conditions;

•	acquisition-related costs and synergies;

•	the sale of water and wastewater divisions;

•	the impact of federal and/or state tax policies and the regulatory treatment of the effects of those policies;

•	the amount of repair tax deductions and the Internal Revenue Service’s ultimate acceptance of the deduction methodology; and

•

the forward-looking statements contained under the heading “Forward-Looking Statements” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the portion of our 2012 Annual Report to Shareholders incorporated by reference herein and made a part hereof.

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•	changes in general economic, business, credit and financial market conditions;

•	changes in governmental laws, regulations and policies, including those dealing with taxation, the environment, health and water quality, and public utility regulation;

•	our determination of what qualifies for a repair expense tax deduction;

•	changes in environmental conditions, including those that result in water use restrictions;

•	abnormal weather conditions, including the effects of climate change;

•	changes in, or unanticipated, capital requirements;

•	changes in our credit rating or the market price of our common stock;

•	our ability to integrate businesses, technologies or services which we may acquire;

•	our ability to manage the expansion of our business;

•	our ability to supply water or collect and treat wastewater;

•	the extent to which we are able to develop and market new and improved services;

•	the effect of the loss of major customers;

•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;

•	labor disputes;

•	increasing difficulties in obtaining insurance and increased cost of insurance;

•	cost overruns relating to improvements or the expansion of our operations;

•	increases in the costs of goods and services;

•	civil disturbance or terroristic threats or acts;

•	the continuous and reliable operation of our information technology systems;

•	changes in accounting pronouncements; and

•	litigations and claims.

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

The Company

Aqua America, Inc. (referred to as “Aqua America”, the “Company”, “we”, or “us”) is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost 3 million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Florida, Indiana, Virginia, and Georgia. Our largest operating subsidiary, Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”), accounted for approximately 55% of our operating revenues and a larger percentage of our net income for 2012, and as of December 31, 2012, provided water or wastewater services to approximately one-half of the total number of people we serve, and is located in the suburban areas in counties north and west of the City of Philadelphia and in 25 other counties in Pennsylvania. Our other subsidiaries provide similar services in nine other states. In addition, we provide water and wastewater services through operating and maintenance contracts with municipal authorities and other parties in the states we operate in as well as sludge hauling, septage and grease services, backflow prevention services, certain other non-regulated water and wastewater services, and non-utility raw water supply services for firms in the natural gas and oil drilling industry.

In January 2012, we sold our regulated water operations in Maine, which served approximately 16,000 customers, to Connecticut Water Services, Inc. In May 2012, we acquired all of American Water Works Company, Inc.’s regulated water and wastewater operations in Ohio, which served approximately 59,000 customers, and simultaneously sold our regulated water operations in New York, which served approximately 51,000 customers. These transactions concluded our regulated operations in Maine and New York. In September 2012, we began to market for sale our regulated water and wastewater operations in Florida, which serve approximately 38,000 customers, and our operation in Georgia which consists of a wastewater treatment facility. In December 2012, the Company entered into a definitive agreement to sell 80 of its regulated water and wastewater systems in Florida to the Florida Governmental Utility Authority. These 80 water and wastewater systems represent approximately 56% of our total customers served in Florida. This transaction is expected to close in the first half of 2013. In addition, we are holding discussions with interested parties for the sale of the remainder of our Florida regulated water and wastewater operations. The operating results, cash flows, and financial position of the Company’s Maine, New York, Florida, and Georgia subsidiaries have been presented in the Company’s consolidated financial statements as discontinued operations. During the second quarter of 2011, we acquired all of American Water Works Company, Inc.’s regulated water and wastewater operations in Texas, which served approximately 5,300 customers, and sold our regulated water and wastewater operations in Missouri, which served approximately 3,900 customers and concluded our regulated utility operations in Missouri.

Aqua America, which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, formerly known as Philadelphia Suburban Water Company. In the early 1990s we embarked on a growth through acquisition strategy focused on water and wastewater operations. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of American Water Works Company, Inc.’s regulated water and wastewater operations in Ohio in 2012. Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry and has extended our regulated operations from southeastern Pennsylvania to include our current operations in nine other states. In 2009, we began operations in Georgia through the acquisition of a wastewater utility business that is currently not subject to economic regulation by the Georgia Public Service Commission. Prior to classification as a discontinued operation, our Georgia operation was included within our Regulated segment as it provided services similar to our regulated utility subsidiaries.

Beginning in 2010, and continuing into 2013, we pursued a portfolio rationalization strategy to focus our operations in areas where we have critical mass and economic growth potential and to divest operations where limited customer growth opportunities exist or where we are unable to achieve favorable operating results or a return on equity that we consider acceptable. In 2012, we sold our utility operations in Maine and in New York, in 2011 we sold our utility operations in Missouri, and in 2010 we sold our utility operation in South Carolina to a local municipality. In connection with the sale of our New York and Missouri utility operations, we acquired additional utility systems (and customers) in Ohio and Texas, two of the larger states in our portfolio. Initiated in 2012, and concluding in 2013, we began to market for sale our Florida utility operations and our wastewater treatment facility in Georgia, and these sales should conclude in 2013.

In 2011, one of our subsidiaries entered into a joint venture with a firm that operates natural gas pipelines and processing plants for the construction and operation of a private pipeline system to supply raw water to certain natural gas well drilling operations in Pennsylvania. The operation of the private pipeline system commenced in the second quarter of 2012 and marks an expansion of our growth venture serving the raw water needs of firms in the natural gas and oil drilling industry.

The following table reports our operating revenues from continuing operations by principal state for the Regulated segment and Other for the year ended December 31, 2012:

	Operating Revenues (000’s)	Operating Revenues (%)

Pennsylvania	$419,965	55.4%
Ohio	78,464	10.4%
Texas	65,976	8.7%
Illinois	49,329	6.5%
North Carolina	46,026	6.1%
Other states (a)	80,124	10.6%

Regulated segment total	739,884	97.7%
Other	17,876	2.3%

Consolidated	$757,760	100.0%

(a)	Includes our operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

Information concerning revenues, net income, identifiable assets and related financial information of the Regulated segment and Other for 2012, 2011, and 2010 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17 – Segment Information in the “Notes to Consolidated Financial Statements” from the portions of our 2012 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K. The information from these sections of our 2012 Annual Report to Shareholders is incorporated by reference herein.

The following table summarizes our operating revenues from continuing operations, by utility customer class, for the Regulated segment and Other for the year ended December 31, 2012:

	Operating Revenues (000’s)	Operating Revenues (%)

Residential water	$447,338	59.0%
Commercial water	117,992	15.6%
Fire protection	27,529	3.6%
Industrial water	25,015	3.3%
Other water	43,246	5.7%

Water	661,120	87.2%
Wastewater	68,225	9.0%
Other utility	10,539	1.5%

Regulated segment total	739,884	97.7%
Other	17,876	2.3%

Consolidated	$757,760	100.0%

Our utility customer base is diversified among residential water, commercial water, fire protection, industrial water, other water, wastewater customers and other utility customers (consisting of certain operating contracts that are closely associated with the utility operations). Residential customers make up the largest component of our utility customer base, with these customers representing approximately 70% of our water and wastewater revenues. Substantially all of our water customers are metered, which allows us to measure and bill for our customers’ water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during the late spring and summer in our northern U.S. service territories. In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and water use restrictions in the affected areas, which could reduce water consumption. See “Water Supplies, Water Facilities and Wastewater Facilities” for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of our service territory. Water usage is also affected by changing consumption patterns by our customers, resulting from such causes as increased water conservation and the installation of water saving devices and appliances that can result in decreased water usage. It is estimated that in the event we experience a 0.50% decrease in water consumption it would result in a decrease in annual residential water revenue of approximately $2,000,000, and would likely be partially offset by a reduction in incremental water production expenses such as chemicals and power.

Our growth in revenues over the past five years is primarily a result of increases in water and wastewater rates and our growth through acquisition strategy. See “Economic Regulation” for a discussion of water and wastewater rates. The majority of the increase in our utility customer base has been due to customers added through acquisitions. In 2012, 2011, 2010, 2009, and 2008, the utility customer growth rate due to acquisitions and other growth ventures (excluding dispositions) was 7.2%, 1.0%, 1.0%, 1.0%, and 2.0%, respectively. In 2012, our customer count, excluding dispositions, increased by 69,858 customers, primarily due to the acquisition of American Water Works Company, Inc.’s Ohio operations and natural growth. Overall, for the five-year period of 2008 through 2012, our utility customer base increased at an annual compound rate of 0.4%. If the number of customers associated with utility system dispositions during the past five years was excluded from the January 1, 2008 utility customer base, the annual compound growth rate would have been 2.3% for that same period.

Acquisitions and Water Sale Agreements

According to the U.S. Environmental Protection Agency (“EPA”), approximately 85% of the U.S. population obtains its water from community water systems, and 15% of the U.S. population obtains its water from private wells. With approximately 53,000 community water systems in the U.S. (83% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water and wastewater). The majority of these community water systems are government-owned, and the balance of the systems are privately-owned (or investor-owned). The nation’s water systems range in size from large government-owned systems, such as the New York City water system which serves approximately 8 million people, to small systems, where a few customers share a common well. In the states where we operate, we believe there are approximately 19,000 community water systems of widely-varying size, with the majority of the population being served by government-owned water systems.

Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. According to the EPA’s most recent survey of wastewater treatment facilities (which includes both government-owned and privately-owned facilities) in 2008, there are approximately 15,000 such facilities in the nation serving approximately 74% of the U.S. population. The remaining population represents individual homeowners with their own treatment facilities; for example, community on-lot disposal systems and septic tank systems. The vast majority of wastewater facilities are government-owned rather than privately-owned. The EPA’s survey also indicated that there are approximately 7,400 wastewater facilities in operation or planned in the 10 states where we operate.

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

We are actively exploring opportunities to expand our utility operations through acquisitions or other growth ventures. During the five-year period ended December 31, 2012, we completed 78 acquisitions or other growth ventures.

We believe that acquisitions will continue to be an important source of customer growth for us. We intend to continue to pursue acquisitions of government-owned and privately-owned water and wastewater systems that provide services in areas near our existing service territories or in new service areas. We engage in continuing activities with respect to potential acquisitions, including calling on prospective sellers, performing analyses and investigations of acquisition candidates, making preliminary acquisition proposals and negotiating the terms of potential acquisitions. Further, we are also seeking other potential business opportunities, including growth opportunities provided by the natural gas and oil drilling industry with a current focus on the raw water needs of drillers.

Water Utility Supplies and Facilities and Wastewater Utility Facilities

Our water utility operations obtain their water supplies from surface water sources, underground aquifers, and water purchased from other water suppliers. Our water supplies are primarily self supplied and processed at twenty surface water treatment plants located in four states, and numerous well stations located in all of the states in which we conduct business. Approximately 9% of our water supplies are supplied by water purchased from other water suppliers. It is our policy to obtain and maintain the permits necessary to obtain the water we distribute.

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

Our water and wastewater operations are comprised of 66 rate divisions, each of which requires a separate rate filing for the evaluation of the cost of service, including the recovery of investments, in connection with the establishment of tariff rates for that rate division. When feasible and beneficial to our utility customers, we will seek approval from the applicable state regulatory commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base. Eight of the states in which we operate permit us to file a revenue requirement for some form of consolidated rates for the rate divisions in that state.

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

Five states in which we operate water utilities, and three states in which we operate wastewater utilities, permit us to add a surcharge to water or wastewater bills to offset the additional depreciation and capital costs associated with certain capital expenditures related to replacing and rehabilitating infrastructure systems. Without a surcharge mechanism, a water and wastewater utility absorbs all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues. The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag. The infrastructure rehabilitation surcharge mechanism is intended to substantially reduce regulatory lag, which often acted as a disincentive to water and wastewater utilities to rehabilitate their infrastructure. In addition, our subsidiaries in certain states use a surcharge or credit on their bills to reflect changes in certain costs, such as changes in state tax rates, other taxes and purchased water costs, until such time as the costs are incorporated into base rates.

Currently, Pennsylvania, Illinois, Ohio, and Indiana, allow for the use of infrastructure rehabilitation surcharges, and in 2012 New Jersey regulators approved a rulemaking to implement an infrastructure rehabilitation surcharge for regulated water utilities; as a result, the Company’s operating subsidiary in New Jersey is in the process of implementing an infrastructure rehabilitation surcharge for 2013. These mechanisms typically adjust periodically based on additional qualified capital expenditures completed or anticipated in a future period. The infrastructure rehabilitation surcharge is capped at a percentage of base rates, generally at 5% to 12.75% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. Infrastructure rehabilitation surcharges provided revenues of $15,911,000 in 2012, $15,938,000 in 2011, and $14,044,000 in 2010.

In 2012, Aqua Pennsylvania adopted the repair tax accounting change on Aqua America’s 2012 federal income tax return to be filed in September 2013. This tax accounting change allows a tax deduction for certain qualifying utility asset improvements that were formerly capitalized for tax purposes. The tax accounting change was implemented in response to a June 2012 rate order issued by the Pennsylvania Public Utility Commission to our subsidiary, which provides for flow-through accounting treatment of certain income tax benefits resulting from the accounting change. As a result of implementing this accounting change, the infrastructure rehabilitation surcharge will be suspended for 2013 for Aqua Pennsylvania’s water customers. This tax accounting change and its treatment under the Pennsylvania rate order will financially offset the impact of the 2013 infrastructure rehabilitation surcharge suspension.

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

The price to be paid upon such an acquisition by the municipal government is usually determined in accordance with applicable law governing the taking of lands and other property under eminent domain. In other instances, the price may be negotiated, fixed by appraisers selected by the parties or computed in accordance with a formula prescribed in the law of the state or in the particular franchise or charter. We believe that our operating subsidiaries will be entitled to fair market value for any assets that are condemned, and we believe the fair market value will be in excess of the book value for such assets. The City of Fort Wayne, Indiana (the “City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries that we acquired in connection with the AquaSource acquisition in 2003. In addition, the City seeks to acquire certain of the Company’s utility system assets located in the southwest section of the City. Refer to Item 3. Legal Proceedings of this Annual Report on Form 10-K for additional information regarding this proceeding.

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

Safe Drinking Water Act - The Safe Drinking Water Act establishes criteria and procedures for the EPA to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act and its amendments set standards regarding the amount of certain microbial and chemical contaminants and radionuclides in drinking water. Current requirements under the Safe Drinking Water Act are not expected to have a material impact on our business, financial condition, or results of operations as we have made and are making investments to meet existing water quality standards. We may, in the future, be required to change our method of treating drinking water at certain sources of supply and make additional capital investments if additional regulations become effective.

In order to remove or inactivate microbial organisms, rules were issued by the EPA to improve disinfection and filtration of potable water and to reduce consumers’ exposure to disinfectants and by-products of the disinfection process. We filter all of our surface water sources. New compliance monitoring requirements under the Stage 2 Disinfection By-Product Rule will go into effect beginning in 2013 at our largest surface water treatment plants, and in 2014 at several other facilities. Two capital projects are planned for 2013 at two systems acquired in 2012 in Ohio to maintain compliance under the new Stage 2 Rule monitoring requirements. Three smaller facilities experienced exceedances of the current Stage 1 Disinfection By-Product maximum contaminant levels (MCL) in 2012, but we do not believe these caused any unusual health risks and the exceedances did not result in any fines. These exceedances were addressed, or are being addressed, with operational changes or small capital investments. In aggregate, the costs of compliance with the requirements of the Stage 1 and Stage 2 Disinfection By-Product Rules in all of our state operations are estimated at less than 1% of our planned capital program over the next five years.

The federal Groundwater Rule became effective December 1, 2009. This rule requires additional testing of water from well sources, and under certain circumstances requires demonstration and maintenance of effective disinfection. States throughout the country are taking a variety of approaches to implementation of the Groundwater Rule. Pennsylvania has taken a position that all wells will be required to demonstrate and maintain effective disinfection, and work is underway in our Pennsylvania operations to achieve compliance. The federal rule is also expected to require modifications to a few wells or well stations in several other states. In North Carolina, the rule is being coupled with an existing requirement for visitation of well stations or installation of monitoring equipment. In aggregate, the costs of compliance with the requirements of the Groundwater Rule in all of our state operations is estimated at less than 1% of our planned capital program over the next five years.

A rule lowering the limit on arsenic was promulgated in 2001 by the EPA and became effective in January 2006, with a provision for further time extensions for small water systems. One system in Texas was equipped with treatment in 2009. Construction was completed in 2010 for treatment of one well in Pennsylvania acquired in 2008. Two wells acquired in 2011 in Texas have arsenic levels requiring treatment or replacement of the source. One well was taken out of service, and one remains in service. We are working under an EPA administrative order to correct these problems by May 2014, and we expect to have improvements to address the issue at these two Texas facilities completed in 2013 at a total estimated cost of less than $500,000.

The Safe Drinking Water Act provides for the regulation of radionuclides other than radon, such as radium and uranium. Revisions to the Radionuclides Rule that became effective in 2003 changed the monitoring protocols and added a maximum contaminant level for uranium. Under the revised rule, some of our groundwater facilities exceeded one or more of the radionuclide standards and required treatment. Treatment has been installed at all wells that remain in service and that had been identified as needing treatment in the initial round of testing. Ongoing testing continues on quarterly, annual, 3-year or 9-year cycles, as required by applicable regulations, and occasionally test results for an individual well will trigger requirements for public notification and/or treatment. We acquired one well system in Texas in 2011 with uranium levels just over the MCL. A replacement well has been designed and will be drilled in 2013. The future capital cost of compliance with radionuclide requirements over the next five years is expected to be less than 1% of our planned capital budget over that time.

Clean Water Act - The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams, and groundwater. It is our policy to obtain and maintain all required permits and approvals for the discharges from our water and wastewater facilities, and to comply with all conditions of those permits and other regulatory requirements. A program is in place to monitor facilities for compliance with permitting, monitoring and reporting for wastewater discharges. From time to time, discharge violations may occur which may result in fines. These fines and penalties, if any, are not expected to have a material impact on our business, financial condition, or results of operations. We are also parties to compliance agreements with regulatory agencies in several states where we operate while improvements are being made to address wastewater discharge compliance issues. The required costs to comply with these compliance agreements are included in our capital program and are expected to be approximately 1% of our planned five-year capital budget.

Solid Waste Disposal - The handling and disposal of residuals and solid waste generated from water and wastewater treatment facilities is governed by federal and state laws and regulations. A program is in place to monitor our facilities for compliance with regulatory requirements, and we are not aware of any significant environmental remediation costs necessary from our handling and disposal of waste material from our water and wastewater operations. Capital expenditures of less than $3,000,000, or less than 1% of our planned five-year capital budget, have been included in our five-year capital budget related to the expansion and/or replacement of some of our current waste disposal facilities in Pennsylvania and Ohio for our large surface water treatment facilities in these states. Three capital projects to reduce waste volume and extend the life of our disposal facilities were completed in the past two years in Pennsylvania. Two more projects are budgeted to be completed in 2013, one in Pennsylvania and one in Ohio.

Dam Safety - Our subsidiaries own fifteen major dams that are subject to the requirements of the federal and state regulations related to dam safety. During 2011, we dismantled two of our major dams, and one of our major dams was reclassified by the Department of Environmental Protection in Pennsylvania to a lower hazard category. All major dams undergo an annual engineering inspection. We believe that all fifteen dams are structurally sound and well-maintained.

We performed studies of our dams that identified two dams in Pennsylvania and two dams in Ohio requiring capital improvements resulting from the adoption by state regulatory agencies of revised formulas for calculating the magnitude of a possible maximum flood event. The most significant capital improvement remaining to be performed is on one dam in Pennsylvania at an estimated cost of $15,000,000. Design and construction for this dam is planned during the six-year period from 2013 to 2018. Expenditures in the aggregate for all four dams during the five-year period from 2013 to 2017 are expected to be approximately 1% of our planned capital program. We continue to study alternatives for these remaining dams which might change the cost estimates and timetables for these capital improvements.

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

Employee Relations

As of December 31, 2012, we employed a total of 1,619 full-time employees. Our subsidiaries are parties to 14 labor agreements with labor unions covering 548 employees. The labor agreements expire at various times between May 2013 and May 2016.

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

In addition to the other information included or incorporated by reference in this 10-K, the following factors should be considered in evaluating our business and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial condition, and results of operations. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we projected.

The rates we charge our customers are subject to regulation. If we are unable to obtain government approval of our requests for rate increases, or if approved rate increases are untimely or inadequate to recover and earn a return on our capital investments, to recover expenses or taxes, or to take into account changes in water usage, our profitability may suffer.

The rates we charge our customers are subject to approval by regulatory commissions or similar regulatory bodies in the states in which we operate. We file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Our ability to maintain and meet our financial objectives is dependent upon the recovery of, and return on, our capital investments and expenses through the rates we charge our customers. Once a rate increase petition is filed with a regulatory commission, the ensuing administrative and hearing process may be lengthy and costly, and the cost to the Company may not always be fully recoverable. The timing of our rate increase requests are therefore partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase to the extent approved. In addition, the amount or frequency of rate increases may be decreased or lengthened as a result of changes in income tax laws regarding tax-basis depreciation as it applies to our capital expenditures or qualifying repair tax deductible expenditures. We can provide no assurances that any future rate increase request will be approved by the appropriate state regulatory commission; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments, expenses, and return for which we initially sought the rate increase.

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

The final determination of our income tax liability may be materially different from our income tax provision.

Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable business tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities. In December 2012, Aqua Pennsylvania changed its tax method of accounting to permit the expensing of certain utility asset improvement costs that were previously being capitalized and depreciated for tax purposes. Our determination of what qualifies as a capital cost versus a repair expense tax deduction is subject to subsequent adjustment and may impact the income tax benefits that have been recognized. Although we believe our income tax estimates are appropriate, there is no assurance that the final determination of our income tax liability will not be materially different; either higher or lower, from what is reflected in our income tax provision. In the event we are assessed additional income taxes, our business, financial condition, and results of operations could be adversely affected.

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

Our business is capital intensive. In addition to the capital required to fund our growth through acquisition strategy, on an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. We obtain funds for our capital expenditures from operations, contributions and advances by developers and others, equity issuances and debt issuances. We have paid common dividends consecutively for 68 years and our Board of Directors recognizes the value that our common shareholders place on both our historical payment record and on our future common dividend payments. Our ability to maintain and meet our financial objectives is dependent upon the availability of adequate capital, and we may not be able to access the debt and equity markets on favorable terms or at all. The U.S. credit and liquidity crisis of 2008 and 2009 caused substantial volatility in capital markets, including credit markets and the banking industry, generally reduced the availability of credit from financing sources, and could re-occur in the future. If in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would have to seek alternative financing sources; however, there can be no assurance that these alternative financing sources would be available on terms acceptable to us. In the event we are unable to obtain sufficient capital, we may need to take steps to conserve cash by reducing our capital expenditures or dividend payments and our ability to pursue acquisitions that we may rely on for future growth could be impaired. The reduction in capital expenditures may result in reduced potential earnings growth, affect our ability to meet environmental laws and regulations, and limit our ability to improve or expand our utility systems to the level we believe appropriate. There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction and maintenance. In addition, delays in completing major capital projects could delay the recovery of the capital expenditures associated with such projects through rates. If the cost of borrowing increases, we might not be able to recover increases in our cost of capital through rates. The inability to recover higher borrowing costs through rates, or the regulatory lag associated with the time that it takes to begin recovery, may adversely affect our business, financial condition, and results of operations.

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

Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and federal and state regulations issued under these laws by the EPA and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the U.S. and states. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot assure you that we will be at all times in total compliance with these laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators and/or such violations or noncompliance could result in civil suits. Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to comply with these laws and our permits, it is possible that new or stricter standards could be imposed that will require additional capital expenditures or raise our operating costs. Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state regulatory commissions or similar regulatory bodies that govern our business would approve rate increases to enable us to recover such expenditures and costs. In summary, we cannot assure you that our costs of complying with, or discharging liability under, current and future environmental and health and safety laws will not adversely affect our business, financial condition, or results of operations.

Federal and state environmental laws, regulatory initiatives relating to hydraulic fracturing, and volatility in natural gas and crude oil prices, could result in reduced demand for raw water utilized in hydraulic fracturing and adversely affect our joint venture business, financial condition, or results of operations.

We have invested in a joint venture for the construction and operation of a private pipeline system to supply raw water to certain natural gas drilling operations for hydraulic fracturing. Hydraulic fracturing involves the injection under pressure of water, along with other materials such as sand, into prospective rock formations to stimulate natural gas production. In general, the environmental community has taken an interest in monitoring and understanding the potential environmental impact of hydraulic fracturing. In the event the use of hydraulic fracturing is limited through regulation, our investment in the raw water pipeline may be adversely impacted in the event that demand for raw water is reduced.

Historically, natural gas and crude oil prices have been volatile, and are likely to continue to be volatile. A decrease in demand for natural gas, due to price volatility, could result in reduced demand for raw water utilized in hydraulic fracturing. In the event hydraulic fracturing is limited, due to a reduction in demand for natural gas, our investment in the raw water pipeline may be adversely impacted in the event that demand for raw water is reduced.

Our business is impacted by weather conditions and is subject to seasonal fluctuations, which could adversely affect demand for our water service and our revenues and earnings.

Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature, rainfall levels and rainfall frequency. In the event that temperatures during the typically warmer months are cooler than normal, if there is more rainfall than normal, or rainfall is more frequent than normal, the demand for our water may decrease and adversely affect our business, financial condition, and results of operations.

Decreased residential customer water consumption as a result of water conservation efforts may adversely affect demand for our water service and may reduce our revenues and earnings.

We believe there have been general declines in water usage per residential customer as a result of an increase in conservation awareness, and the structural impact of an increased use of more efficient plumbing fixtures and appliances. These gradual, long-term changes are normally taken into account by the regulatory commissions in setting rates, whereas short-term changes in water usage, if significant, may not be fully reflected in the rates we charge. We are dependent upon the revenue generated from rates charged to our residential customers for the volume of water used. If we are unable to obtain future rate increases to offset decreased residential customer water consumption to cover our investments, expenses, and return for which we initially sought the rate increase, our business, financial condition, and results of operations may be adversely affected.

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

An important element of our growth strategy is the acquisition and integration of water and wastewater systems in order to broaden our current, and move into new, service areas. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. It is our intent, when practical, to integrate any businesses we acquire with our existing operations. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources. Future acquisitions by us could result in:

•	dilutive issuances of our equity securities;

•	incurrence of debt, contingent liabilities, and environmental liabilities;

•	unknown capital expenditures;

•	failure to maintain effective internal control over financial reporting;

•	recording goodwill and other intangible assets for which we may never realize their full value and may result in an asset impairment that may negatively affect our results of operations;

•	fluctuations in quarterly results;

•	other acquisition-related expenses; and

•	exposure to unknown or unexpected risks and liabilities.

Some or all of these items could have a material adverse effect on our business and our ability to finance our business and to comply with regulatory requirements. The businesses we acquire in the future may not achieve sales and profitability that would justify our investment, and any difficulties we encounter in the integration process, including in the integration of processes necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. We compete with governmental entities, other regulated utilities, and strategic and financial buyers, for acquisition opportunities. As consolidation becomes more prevalent in the water and wastewater industries and competition for acquisitions increases, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions. In addition, our competitors may impede our growth by purchasing water utilities near our existing operations, thereby preventing us from acquiring them. Competing governmental entities, utilities, environmental or social activist groups, and strategic and financial buyers have challenged, and may in the future challenge, our efforts to acquire new companies and/or service territories. Our growth could be hindered if we are not able to compete effectively for new companies and/or service territories with other companies or strategic and financial buyers that have lower costs of operations or that can submit more attractive bids. In addition, as consolidation becomes more prevalent in the water and wastewater industries and competition for acquisitions increases, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions. Any of these risks may adversely affect our business, financial condition, and results of operations.

We employ a portfolio rationalization strategy to focus our operations in areas where we have critical mass and economic growth potential and to divest operations where limited customer growth opportunities exist or where we are unable to achieve favorable operating results or a return on equity that we consider acceptable. Dispositions we decide to undertake may involve risks which could adversely affect our business, operating results and financial condition.

In the event we determine a division, utility system or business should be sold, we may be unable to reach terms that are agreeable to us or be able to find a suitable buyer. If the business is part of our regulated operations, we may face additional challenges in obtaining regulatory approval for the disposition, and the regulatory approval obtained may include restrictive conditions. We may be required to continue to hold or assume certain residual liabilities with respect to the business sold. The negotiation of potential dispositions as well as the efforts to divest the acquired business could require us to incur significant costs and cause diversion of our management’s time and resources. Any of these risks may adversely affect our business, financial condition, and results of operations.

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

Our water supplies are subject to possible contamination, including: contamination from naturally-occurring compounds; chemicals in groundwater systems; pollution resulting from man-made sources, such as man-made organic chemicals; pharmaceuticals and personal care products; and possible deliberate or terrorist attacks. In the event that a water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute, where feasible, the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our business, financial condition, and results of operations. The costs we incur to decontaminate a water source or an underground water system could be significant and could adversely affect our business, financial condition, and results of operations, and may not be recoverable in rates. We could also be held liable for consequences arising out of human exposure to contamination and/or hazardous substances in our water supplies or other environmental damage. We may incur costs to defend our position even if we are not liable for consequences arising out of human exposure to contamination and/or hazardous substances in our water supplies or other environmental damage. Our insurance policies may not be sufficient to cover the costs of these claims.

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

Approximately 34% of our workforce is unionized under 14 labor contracts with labor unions, which expire over several years. In light of rising costs for healthcare and retirement benefits, contract negotiations in the future may be difficult. We are subject to a risk of work stoppages and other labor actions as we negotiate with the unions to address these issues, which could affect our business, financial condition, and results of operations. We cannot assure you that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.

Significant or prolonged disruptions in the supply of important goods or services from third parties could adversely affect our business, financial condition, and results of operations.

We are dependent on a continuing flow of important goods and services from suppliers for our water and wastewater businesses. A disruption or prolonged delays in obtaining important supplies or services, such as maintenance services, purchased water, chemicals, electricity, or other materials, could adversely affect our water or wastewater services and our ability to operate in compliance with all regulatory requirements, which could have a significant effect on our business, financial condition, and results of operations. In certain circumstances, we rely on third parties to provide certain important services (such as certain customer bill print and mail activities or utility service operations in some of our divisions) and a disruption in these services could materially and adversely affect our business, financial condition, and results of operations. Some possible reasons for a delay or disruption in the supply of important goods and services include:

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

We rely on our information technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our treatment, storage and pumping facilities. In addition, we rely on our systems to track our utility assets and to manage maintenance and construction projects, materials and supplies, and our human resource functions. A loss of these systems, or major problems with the operation of these systems, could adversely affect our operations and have a material adverse effect on our business, financial condition, and results of operations. Although we do not believe that our systems are at a materially greater risk of cyber security incidents than other similar organizations, our information technology systems may be vulnerable to damage or interruption from:

•	power loss, computer systems failures, and internet, telecommunications or data network failures;

•	operator negligence or improper operation by, or supervision of, employees;

•	physical and electronic loss of data;

•	computer viruses;

•	intentional security breaches, hacking, denial of service actions, misappropriation of data and similar events; and

•	hurricanes, fires, floods, earthquakes and other natural disasters.

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

Our success depends significantly on the continued individual and collective contributions of our management team. The loss of the services of any member of our management team or the inability to hire and retain experienced management personnel could harm our business, financial condition, and results of operations.

Climate change laws and regulations may be adopted that could require compliance with greenhouse gas emissions standards and other climate change initiatives. Additional capital expenditures could be required and our operating costs could be increased in order to comply with new regulatory standards imposed by federal and state environmental agencies.

Climate change is receiving ever increasing attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases (GHG), including carbon dioxide. Climate change legislation has been introduced from time to time in Congress, and if enacted, would limit GHG emissions from covered entities through a “cap and trade” system to reduce the quantity of national GHG emissions in accordance with established goals and timelines. Possible new climate change laws and regulations, if enacted, may require us to monitor and/or change our utility operations. GHG emissions occur at several points across our utility operations, notably our use of service vehicles and energy. It is possible that new standards could be imposed that will require additional capital expenditures or raise our operating costs. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our business, financial condition, or results of operations. Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state regulatory commissions or similar regulatory bodies that govern our business would approve rate increases to enable us to recover such expenditures and costs. We cannot assure you that our costs of complying with new standards or laws will not adversely affect our business, financial condition, and results of operations.

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

The following table indicates for our continuing operations our net property, plant and equipment, in thousands of dollars, as of December 31, 2012 in the principal states where we operate:

	Net Property, Plant and Equipment
Pennsylvania	$2,474,269	62.9%
Ohio	349,211	8.9%
North Carolina	263,253	6.7%
Illinois	258,588	6.6%
Texas	227,893	5.8%
Other (a)	362,949	9.1%

Consolidated	$3,936,163	100.0%

(a)	Includes our operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

We believe that our properties are generally maintained in good condition and in accordance with current standards of good water and wastewater industry practice. We believe that our facilities are adequate and suitable for the conduct of our business and to meet customer requirements under normal circumstances.

Our corporate offices are leased from our subsidiary, Aqua Pennsylvania, and are located in Bryn Mawr, Pennsylvania.

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

For legal proceedings which were concluded during the first nine months of 2012, refer to our respective 2012 10-Q filings for disclosure of the conclusion of these legal proceedings.

The City of Fort Wayne, Indiana (the “City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana. In January 2008, we reached a settlement with the City to transition this portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically stated that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. The net book value of the assets relinquished has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement. On March 16, 2009, oral argument was held before the Allen County Circuit Court on certain procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company appealed the Wells County Indiana Circuit Court’s decision to the Indiana Court of Appeals. On January 13, 2012, the Indiana Court of Appeals reached a decision upholding the Wells County Indiana Circuit Court decision. On February 10, 2012, the Company filed a petition for transfer requesting that the Indiana Supreme Court review the matter. The Supreme Court of Indiana accepted transfer and the matter is pending the Court’s decision. The Company continues to evaluate its legal options with respect to this decision. Depending upon the outcome of all of the legal proceedings we may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the system relinquished represented approximately 0.40% of Aqua America’s total assets. In addition, in December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of Company’s utility system assets located in the southwest section of the City and, if negotiations with Fort Wayne officials were to fail, to condemn certain of the Company’s utility system assets. The first public hearing on the ordinance was held on January 22, 2013 and a subsequent hearing scheduled for February 5, 2013 was not held due to ongoing settlement discussions between the parties. The Company will participate in the City Council proceedings and will evaluate its legal options.

An appeal of a jury verdict for one of the Company’s subsidiaries, Aqua Utilities Florida, Inc., by a husband and wife who lived in a house abutting a percolation pond at a wastewater treatment plant owned by the Company’s subsidiary in Pasco County, Florida has been voluntarily dismissed by the plaintiffs. The lawsuit was originally filed in August 2006 in the circuit court for the Sixth Judicial Circuit in and for Pasco County, Florida and has been amended several times by the plaintiffs. The lawsuit alleged our subsidiary was negligent in the design, operation and maintenance of the plant, resulting in bodily injury to the plaintiffs and various damages to their property. Subsequent amendments to the complaint included additional counts alleging trespass, nuisance, and strict liability. A trial of this matter during January 2011 resulted in a judicial dismissal of the count for strict liability and jury verdicts in favor of the Company on the remaining counts. On June 16, 2011, the plaintiffs agreed to dismiss their appeals and to release all claims against our subsidiary and the Company, which resulted in the conclusion of the original plaintiffs’ litigation against our subsidiary. In the third quarter of 2008, approximately thirty-five additional plaintiffs, associated with approximately eight other homes in the area, filed a second lawsuit with the same court and represented by the same attorneys making similar allegations against our subsidiary with respect to the operation of the facility. The court has severed the litigation so that the plaintiffs will be grouped by the houses in which they lived and a separate trial will be held for each of the households. Some of these plaintiffs testified in the trial of the original lawsuit in which all allegations were resolved in the Company’s favor. The claims from the first of these households is expected to go to trial in May 2013. The lawsuit has been submitted to our insurance carriers, who have reserved their rights with respect to various portions of the plaintiffs’ claims. Based on the ultimate outcome of the litigation, we may or may not have insurance coverage for parts or all of the claim. The Company continues to assess this matter and any potential loss. At this time, the Company believes that the estimated amount of any potential loss would not be material to the Company’s consolidated results of operations or consolidated financial condition.

One of the Company’s subsidiaries, South Haven Sewer Works, acquired in 2008 has been operating under a Consent Decree with the EPA and the United States Department of Justice entered into in 2003. The Consent Decree addresses the elimination of sanitary sewer overflows from the subsidiary’s sewer system. Although substantial improvements to the system have been made to significantly reduce the number of sanitary sewer overflows at the sewer system since the Company’s acquisition of the subsidiary, the EPA and Department of Justice proposed on May 11, 2010, a revised Consent Decree, including new dates for completing work to address sanitary sewer overflows in the system and a proposed civil penalty, which is currently estimated to be approximately $254,000 for purported sanitary sewer overflow violations since the date of the original Consent Decree, which was entered into by the original owner. The Company’s subsidiary had contested the appropriateness of earlier calculations of the proposed penalty based on sanitary sewer violations occurring prior to the acquisition of the subsidiary and the amount of the proposed penalty. The Company continues to negotiate a proposed modification with the EPA and Department of Justice to resolve the matter. The Company had withheld payment of a certain amount of shares payable to the sellers as a contingent indemnification offset related to the proceedings. Pursuant to further agreement with the sellers, the Company has retained a portion of those shares in an amount anticipated to cover penalty amounts and attendant costs, continued to withhold a designated amount of shares to cover contingent increases, and released a certain number of shares to the sellers.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the ticker symbol WTR. As of February 14, 2013, there were approximately 26,126 holders of record of our common stock.

The following table shows the high and low intraday sales prices for our common stock as reported on the New York Stock Exchange composite transactions reporting system and the cash dividends paid per share for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2012
Dividend paid per common share	$0.165	$0.165	$0.165	$0.175	$0.670
Dividend declared per common share	0.165	0.165	0.340	—	0.670
Price range of common stock
- high	22.75	25.17	26.93	25.94	26.93
- low	21.06	21.52	24.06	24.15	21.06

2011
Dividend paid per common share	$0.155	$0.155	$0.155	$0.165	$0.630
Dividend declared per common share	0.155	0.155	0.320	—	0.630
Price range of common stock
- high	23.79	23.28	22.74	22.52	23.79
- low	21.56	21.03	19.28	20.16	19.28

We have paid common dividends consecutively for 68 years. Effective August 2, 2012, our Board of Directors authorized an increase of 6.1% in the December 1, 2012 quarterly dividend over the dividend Aqua America, Inc. paid in the previous quarter. As a result of this authorization, beginning with the dividend payment in December 2012, the annualized dividend rate increased to $0.70 per share. This is the 22nd dividend increase in the past 21 years and the fourteenth consecutive year that we have increased our dividend in excess of five percent. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1, and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant. During the past five years, our common dividends paid have averaged 60.8% of net income attributable to common shareholders.

The following table summarizes the Company’s purchases of its common stock for the quarter ending December 31, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs (2)

October 1-31, 2012	—	$—	—	548,278
November 1-30, 2012	—	$—	—	548,278
December 1-31, 2012	14,358	$24.69	—	548,278

Total	14,358	$24.69	—	548,278

(1)	Represents shares withheld and placed in treasury shares by the Company in conjunction with a prior acquisition of a wastewater company in accordance with the purchase agreement.
(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits effected in the form of stock distributions since the authorization date.

Item 6.	Selected Financial Data

The information appearing in the section captioned “Summary of Selected Financial Data” from the portions of our 2012 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the portions of our 2012 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed rate, long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates and short-term debt, which is at floating interest rates. As of December 31, 2012, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for long-term debt are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$45,038	$86,419	$58,487	$35,607	$42,769	$1,220,672	$1,488,992	$1,602,997
Variable rate	—	—	—	—	100,000	—	100,000	100,000

Total	$45,038	$86,419	$58,487	$35,607	$142,769	$1,220,672	$1,588,992	$1,702,997

Weighted average interest rate*	5.37%	5.17%	5.21%	4.85%	2.33%	5.08%	4.81%

*	Weighted average interest rate of 2017 long-term debt maturity is as follows: fixed rate debt of 5.08% and variable rate debt of 1.15%.

From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the “available-for-sale” marketable equity securities. As of December 31, 2012, the carrying value of certain investments, which reflects market value, in thousands of dollars, was $494.

Item 8.	Financial Statements and Supplementary Data

Information appearing under the captions “Consolidated Statements of Net Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Capitalization,” “Consolidated Statements of Equity” and “Notes to Consolidated Financial Statements” from the portions of our 2012 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein. Also, the information appearing in the sections captioned “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” from the portions of our 2012 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

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

(b) Management’s Report on Internal Control Over Financial Reporting - The information appearing in the section captioned “Management’s Report on Internal Control Over Financial Reporting” from the portions of our 2012 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

(c) Attestation Report of the Registered Public Accounting Firm - The Attestation Report of our Independent Registered Public Accounting Firm as to our internal control over financial reporting, contained in our 2012 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K, is incorporated by reference herein. With the exception of the aforementioned information and the information incorporated by reference in Items 6, 7, and 8, the 2012 Annual Report to Shareholders is not to be deemed filed as part of the Annual Report on Form 10-K.

(d) Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We make available free of charge within the Corporate Governance portion of the Investor Relations section of our web site, at www.aquaamerica.com, our Corporate Governance Guidelines, the Charters of each Committee of our Board of Directors, and our Code of Ethical Business Conduct (the “Code”). Amendments to the Code, and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules, will be disclosed on our Web site. The reference to our Web site is intended to be an inactive textual reference only, and the contents of such Web site are not incorporated by reference herein and should not be considered part of this or any other report that we file with or furnish to the SEC.

Directors of the Registrant, Audit Committee, Audit Committee Financial Expert and Filings under Section 16(a)

The information appearing in the sections captioned “Information Regarding Nominees and Directors,” “Corporate Governance - Code of Ethics”, - “Board and Board Committees”, and - “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive Proxy Statement relating to our May 8, 2013, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Our Executive Officers

The following table and the notes thereto set forth information with respect to our executive officers, including their names, ages, positions with Aqua America, Inc. and business experience during the last five years:

Name	Age	Position with Aqua America, Inc. (1)

Nicholas DeBenedictis	67	Chairman, President and Chief Executive Officer (May 1993 to present); President and Chief Executive Officer (July 1992 to May 1993); Chairman and Chief Executive Officer, Aqua Pennsylvania (July 1992 to present); President, Philadelphia Suburban Water Company (February 1995 to January 1999) (2)

David P. Smeltzer	54	Executive Vice President and Chief Financial Officer (January 2012 to present); Chief Financial Officer (February 2007 to January 2012); Senior Vice President - Finance and Chief Financial Officer (December 1999 to February 2007); Vice President - Finance and Chief Financial Officer (May 1999 to December 1999); Vice President - Rates and Regulatory Relations, Philadelphia Suburban Water Company (March 1991 to May 1999) (3)

Christopher H. Franklin	48	Executive Vice President and President and Chief Operating Officer, Regulated Operations (January 2012 to Present); Regional President - Midwest and Southern Operations and Senior Vice President, Corporate and Public Affairs (January 2010 to January 2012); Regional President, Aqua America - Southern Operations and Senior Vice President, Public Affairs and Customer Operations (January 2007 to January 2010); Vice President, Public Affairs and Customer Operations (July 2002 to January 2007) (4)

Karl M. Kyriss	62	Executive Vice President and President, Aqua Capital Ventures (January 2012 to present); Regional President - Northeastern Operations (January 2010 to January 2012); Regional President, Aqua Mid-Atlantic Operations (February 2007 to January 2010); President - Aqua Pennsylvania (March 2003 to present) and President, Mid-Atlantic Operations (May 2005 to February 2007) (5)

Christopher P. Luning	45	Senior Vice President, General Counsel, and Secretary (April 2012 to present); Vice President Corporate Development and Corporate Counsel (June 2008 to April 2012); Vice President and Deputy General Counsel (May 2005 to June 2008); Assistant General Counsel (March 2003 to May 2005)

William C. Ross	67	Senior Vice President, Engineering and Environmental Affairs (January 2012 to present); Vice President, Engineering and Environmental Affairs (February 2001 to January 2012); Senior Manager Planning and Engineering Philadelphia Suburban Water Company (February 1998 to February 2001)

Robert A. Rubin	50	Senior Vice President, Controller and Chief Accounting Officer (January 2012 to present); Vice President, Controller and Chief Accounting Officer (May 2005 to January 2012); Controller and Chief Accounting Officer (March 2004 to May 2005); Controller (March 1999 to March 2004) (6)

Prior to January 16, 2004, Aqua Pennsylvania was known as Philadelphia Suburban Water Company.

(1)	In addition to the capacities indicated, the individuals named in the above table hold other offices or directorships with subsidiaries of the Company. Officers serve at the discretion of the Board of Directors.
(2)	Mr. DeBenedictis was Secretary of the Pennsylvania Department of Environmental Resources from 1983 to 1986. From December 1986 to April 1989, he was President of the Greater Philadelphia Chamber of Commerce. Mr. DeBenedictis was Senior Vice President for Corporate and Public Affairs of Philadelphia Electric Company from April 1989 to June 1992.
(3)	Mr. Smeltzer was Vice President - Controller of Philadelphia Suburban Water Company from March, 1986 to March 1991.
(4)	Mr. Franklin was Director of Public Affairs from January 1993 to February 1997.
(5)	Mr. Kyriss was Vice President - Northeast Region of American Water Works Services Company from 1997 to 2003.
(6)	Mr. Rubin was Accounting Manager with Aqua America, Inc. from June 1989 to June 1994. He then served from June 1994 to March 1999 as Assistant Controller of Philadelphia Suburban Water Company.

Item 11.	Executive Compensation

The information appearing in the sections captioned “Executive Compensation” and “Director Compensation” of the definitive Proxy Statement relating to our May 8, 2013, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Stock - The information appearing in the section captioned “Ownership of Common Stock” of the Proxy Statement relating to our May 8, 2013, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Securities Authorized for Issuance under Equity Compensation Plans - The following table provides information for our equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	2,896,975	(1)	$20.81	(2)	3,861,837
Equity compensation plans not approved by security holders	0		0		0

Total	2,896,975		$20.81		3,861,837

(1)	Consists of 2,497,282 shares issuable upon exercise of outstanding options, 331,225 shares issuable upon conversion of outstanding performance share units, and 68,468 shares issuable upon conversion of outstanding restricted share units.
(2)	Calculated based upon outstanding options of 2,497,282 shares of our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in the sections captioned “Corporate Governance - Director Independence” and “ - Policies and Procedures For Approval of Related Person Transactions” of the definitive Proxy Statement relating to our May 8, 2013, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information appearing in the section captioned “Proposal No. 2 - Services and Fees” of the definitive Proxy Statement relating to our May 8, 2013, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements. The following is a list of our consolidated financial statements and supplementary data incorporated by reference in Item 8 hereof:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2012 and 2011

Consolidated Statements of Net Income - 2012, 2011, and 2010

Consolidated Statements of Comprehensive Income - 2012, 2011, and 2010

Consolidated Statements of Cash Flows - 2012, 2011, and 2010

Consolidated Statements of Capitalization - December 31, 2012 and 2011

Consolidated Statements of Equity - 2012, 2011, and 2010

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

Date: February 28, 2013

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

Andrew J. Sordoni III
Andrew J. Sordoni III
Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of July 26, 2011, by and between Aqua America, Inc. and Connecticut Water Service, Inc. (32) (Exhibit 2.1)

2.2	Stock Purchase Agreement, dated as of July 8, 2011, by and among American Water Works Company, Inc., Ohio-American Water Company and Aqua Ohio, Inc. (32) (Exhibit 2.2)

2.3	Stock Purchase Agreement, dated as of July 8, 2011, by and among Aqua Utilities, Inc., Aqua New York, Inc. and American Water Works Company, Inc. (32) (Exhibit 2.3)

2.4	Utility System Asset Acquisition Agreement as of December 28, 2012 by and among Florida Governmental Utility Authority, as buyer and Aqua Utilities Florida, Inc., and Crystal River Utilities, Inc., as sellers

3.1	Restated Articles of Incorporation as of December 9, 2004 (15) (Exhibit 3.1)

3.2	Bylaws, as amended effective as of October 5, 2010 (29) (Exhibit 3.2)

3.3	Amended and Restated Articles of Incorporate of Aqua America, Inc. as of May 10, 2012 (36) (Exhibit 3.1)

3.4	Bylaws, as amended effective as of May 10, 2012 (36) (Exhibit 3.2)

4.1	Indenture of Mortgage dated as of January 1, 1941 between Philadelphia Suburban Water Company and The Pennsylvania Company for Insurance on Lives and Granting Annuities (now First Pennsylvania Bank, N.A.), as Trustee, with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 (2) (Exhibits 4.1 through 4.16)

4.2	Agreement to furnish copies of other long-term debt instruments (1) (Exhibit 4.7)

4.3	Twenty-fourth Supplemental Indenture dated as of June 1,1988 (3) (Exhibit 4.5)

4.4	Twenty-fifth Supplemental Indenture dated as of January 1, 1990 (4) (Exhibit 4.6)

4.5	Twenty-sixth Supplemental Indenture dated as of November 1, 1991 (5) (Exhibit 4.12)

4.6	Twenty-ninth Supplemental Indenture dated as of March 30,1995 (6) (Exhibit 4.17)

4.7	Thirty-third Supplemental Indenture, dated as of November 15, 1999 (9) (Exhibit 4.27)

4.8	Thirty-fourth Supplemental Indenture, dated as of October 15, 2001 (11) (Exhibit 4.21)

4.9	Thirty-fifth Supplemental Indenture, dated as of January 1, 2002 (11) (Exhibit 4.22)

4.10	Thirty-sixth Supplemental Indenture, dated as of June 1, 2002 (12) (Exhibit 4.23)

4.11	Thirty-seventh Supplemental Indenture, dated as of December 15, 2002 (13) (Exhibit 4.23)

4.12	Note Purchase Agreement among the note purchasers and Philadelphia Suburban Corporation, dated July 31, 2003 (14) (Exhibit 4.27)

4.13	Thirty-eighth Supplemental Indenture, dated as of November 15, 2004 (20) (Exhibit 4.28)

4.14	Thirty-ninth Supplemental Indenture, dated as of May 1, 2005 (19) (Exhibit 4.29)

4.15	Fortieth Supplemental Indenture, dated as of December 15, 2005 (11) (Exhibit 4.31)

4.16	Forty-first Supplemental Indenture, dated as of January 1, 2007 (22) (Exhibit 4.1)

4.17	Forty-second Supplemental Indenture, dated as of December 1, 2007 (22) (Exhibit 4.36)

4.18	Forty-third Supplemental Indenture, dated as of December 1, 2008 (24) (Exhibit 4.37)

4.19	Forty-fourth Supplemental Indenture, dated as of July 1, 2009 (25) (Exhibit 4.38)

4.20	Forty-fifth Supplemental Indenture, dated as of October 15, 2009 (28) (Exhibit 4.39)

EXHIBIT INDEX

Exhibit No.	Description

4.21	Forty-sixth Supplemental Indenture, dated as of October 15, 2010 (30) (Exhibit 4.35)

4.22	1994 Equity Compensation Plan, as amended by Amendment effective August 5, 2003* (16) (Exhibit 10.5)

4.23	Placement Agency Agreement between Philadelphia Suburban Water Company and PaineWebber Incorporated dated as of March 30, 1995 (6) (Exhibit 10.12)

4.24	Forty-seventh Supplement Indenture, dated as of October 15, 2012

10.1	Philadelphia Suburban Corporation Deferred Compensation Plan Master Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996* (7) (Exhibit 10.24)

10.2	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Philadelphia Suburban Water Company and Commerce Capital Markets dated September 29, 1999 (8) (Exhibit 10.37)

10.3	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Philadelphia Suburban Water Company dated as of October 1, 1999(8) (Exhibit 10.38)

10.4	Placement Agency Agreement between Philadelphia Suburban Water Company and Merrill Lynch & Co., PaineWebber Incorporated, A.G. Edwards & Sons, Inc., First Union Securities, Inc., PNC Capital Markets, Inc. and Janney Montgomery Scott, Inc., dated as of November 15, 1999 (9) (Exhibit 10.41)

10.5	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Philadelphia Suburban Water Company and The GMS Group, L.L.C., dated October 23, 2001 (11) (Exhibit 10.35)

10.6	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Philadelphia Suburban Water Company dated as of October 15, 2001 (10) (Exhibit 10.36)

10.7	Bond Purchase Agreement among the Bucks County Industrial Development Authority, Pennsylvania Suburban Water Company and Janney Montgomery Scott LLC, dated May 21, 2002 (13) (Exhibit 10.42)

10.8	Construction and Financing Agreement between the Bucks County Industrial Development Authority and Pennsylvania Suburban Water Company dated as of June 1, 2002 (13) (Exhibit 10.43)

10.9	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Pennsylvania Suburban Water Company, and The GMS Group, L.L.C., dated December 19, 2002 (13) (Exhibit 10.44)

10.10	Construction and Financing Agreement between the Delaware County Industrial Development Authority and Pennsylvania Suburban Water Company dated as of December 15, 2002 (13) (Exhibit 10.45)

10.11	Aqua America, Inc. 2004 Equity Compensation Plan as amended by Amendment effective February 22, 2007* (22) (Exhibit 10.29)

10.12	2010 Annual Cash Incentive Compensation Plan* (30) (Exhibit 10.24)

10.13	Bond Purchase Agreement among the Northumberland County Industrial Development Authority, Aqua Pennsylvania, Inc., and Sovereign Securities Corporation, LLC, dated November 16, 2004 (21) (Exhibit 10.31)

10.14	Aqua America, Inc. 2004 Equity Compensation Plan* (17) (Appendix C)

10.15	Bond Purchase Agreement among the Montgomery County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 12, 2007 (22) (Exhibit 10.34)

EXHIBIT INDEX

Exhibit No.	Description

10.16	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated May 10, 2005 (19) (Exhibit 10.36)

10.17	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2005 (11) (Exhibit 10.37)

10.18	Aqua America, Inc. Dividend Reinvestment and Direct Stock Purchase Plan* (18)

10.19	Non-Employee Directors’ Compensation for 2012* (33) (Exhibit 10.21)

10.20	Non-Employee Directors’ Compensation for 2013*

10.21	Bond Purchase Agreement among the Chester County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2006 (21) (Exhibit 10.2)

10.22	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 4, 2008 (24) (Exhibit 10.35)

10.23	Aqua America, Inc. 2004 Equity Compensation Plan (amended and restated as of January 1, 2009)* (24) (Exhibit 10.36)

10.24	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Nicholas DeBenedictis* (24) (Exhibit 10.37)

10.25	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Roy H. Stahl* (24) (Exhibit 10.38)

10.26	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and David P. Smeltzer* (24) (Exhibit 10.39)

10.27	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Karl M. Kyriss* (24) (Exhibit 10.40)

10.28	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Christopher H. Franklin* (24) (Exhibit 10.41)

10.29	Change in Control and Severance Agreement between Aqua America, Inc. and Nicholas DeBenedictis* (24) (Exhibit 10.42)

10.30	Change in Control Agreement between Aqua America, Inc. and Roy H. Stahl* (24) (Exhibit 10.43)

10.31	Change in Control Agreement between Aqua America, Inc. and David P. Smeltzer* (24) (Exhibit 10.44)

10.32	Change in Control Agreement between Aqua America, Inc. and Karl M. Kyriss* (24) (Exhibit 10.45)

10.33	Change in Control Agreement between Aqua America, Inc. and Christopher H. Franklin* (24) (Exhibit 10.46)

10.34	Change in Control Agreement between Aqua America, Inc. and Christopher P. Luning*

10.35	Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2008)* (24) (Exhibit 10.47)

10.36	Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas DeBenedictis (as amended and restated effective January 1, 2008)* (24) (Exhibit 10.48)

EXHIBIT INDEX

Exhibit No.	Description

10.37	Amendment 2008-1 to the Aqua America, Inc. Deferred Compensation Plan Master Trust Agreement dated as of December 15, 2008* (24) (Exhibit 10.50)

10.38	Aqua America, Inc. 2009 Executive Deferral Plan, As Amended and Restated Effective January 1, 2009* (23) (Exhibit 4.1)

10.39	Aqua America, Inc. 2009 Omnibus Equity Compensation Plan* (26) (Exhibit 99.1)

10.40	Aqua America, Inc. 2009 Omnibus Equity Compensation Plan, As Amended Effective February 25, 2011 * (30) (Exhibit 10.42)

10.41	Employment agreement dated January 31, 2010, between Aqua America, Inc. and Nicholas DeBenedictis * (27) (Exhibit 10.1)

10.42	First amendment to Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2008)* (28) (Exhibit 10.54)

10.43	Second amendment to Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2008)* (27) (Exhibit 10.3)

10.44	First amendment to Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas DeBenedictis (as amended and restated effective January 1, 2008)* (28) (Exhibit 10.56)

10.45	Second amendment to Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas DeBenedictis (as amended and restated effective January 1, 2008)* (27) (Exhibit 10.4)

10.46	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., and Janney Montgomery Scott LLC, dated June 30, 2009 (25) (Exhibit 10.52)

10.47	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., Janney Montgomery Scott LLC, and PNC Capital Markets LLC, dated October 20, 2009 (28) (Exhibit 10.59)

10.48	Restricted Stock Grant Agreement made by Aqua America, Inc. to Nicholas DeBenedictis dated January 31, 2010* (27) (Exhibit 10.2)

10.49	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., PNC Capital Markets LLC, and TD Securities (USA) LLC, dated October 27, 2010 (30) (Exhibit 10.51)

10.50	Revolving Credit Agreement between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., and Citizens Bank of Pennsylvania, dated as of November 30, 2010 (30) (Exhibit 4.34)

10.51	Revolving Credit Agreement between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank, dated as of November 28, 2011 (33) (Exhibit 4.25)

10.52	Revolving Credit Agreement between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, and Huntington National Bank, dated as of March 23, 2012 (35) (Exhibit 10.60)

10.53	Revolving Credit Agreement between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank, dated as of November 26, 2012

10.54	Bond Purchase Agreement among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association, John Hancock Life Insurance Company, John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, Minnesota Life Insurance Company, United Health Care Insurance Company, American Republic Insurance Company, Western Fraternal Life Association, dated November 8, 2012

10.55	2012 Annual Cash Incentive Compensation Plan* (33) (Exhibit 10.51)

EXHIBIT INDEX

Exhibit No.	Description

10.56	2013 Annual Cash Incentive Compensation Plan*

10.57	Form of Performance Share Unit Grant Agreement for Chief Executive Officer* (31) (Exhibit 10.53)

10.58	Form of Performance Share Unit Grant Agreement for other Executive Officers* (31) (Exhibit 10.54)

10.59	Form of Restricted Stock Unit Grant Agreement for Chief Executive Officer* (31) (Exhibit 10.55)

10.60	Form of Restricted Stock Unit Grant Agreement for other Executive Officers* (31) (Exhibit 10.56)

10.61	Amendment to employment agreement effective as of December 6, 2011, between Aqua America, Inc. and Nicholas DeBenedictis * (33) (Exhibit 10.56)

10.62	Restricted Stock Grant Agreement made by Aqua America, Inc. to Nicholas DeBenedictis dated December 6, 2011* (33) (Exhibit 10.57)

10.63	Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2011)* (33) (Exhibit 10.58)

10.64	Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas Debenedictis (as amended and restated effective January 1, 2011)* (33) (Exhibit 10.59)

10.65	Aqua America, Inc. Amended and Restated Employee Stock Purchase Plan* (34) (Appendix C)

13.1	Selected portions of Annual Report to Shareholders for the year ended December 31, 2012 incorporated by reference in Annual Report on Form 10-K for the year ended December 31, 2012.

21.1	Subsidiaries of Aqua America, Inc.

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

*	Indicates management contract or compensatory plan or arrangement.

Notes -

Documents Incorporated by Reference

(1)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1992.
(2)	Indenture of Mortgage dated as of January 1, 1941 with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 were filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1983.
(3)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1988.
(4)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1989.
(5)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1991.
(6)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
(7)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996.
(8)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(9)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.
(10)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2001.
(11)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2005.
(12)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(13)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2002.
(14)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(15)	Filed as an Exhibit to Form 8-K filed December 9, 2004.
(16)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2003.
(17)	Filed as Appendix C to definitive Proxy Statement dated April 2, 2004.
(18)	Filed as a Registration Statement on Form S-3 on February 19, 2005.
(19)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(20)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2004.
(21)	Filed an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(22)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2007.
(23)	Filed as a Registration Statement on Form S-8 on December 10, 2008.
(24)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2008.
(25)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
(26)	Filed as a Registration Statement on Form S-8 on June 11, 2009.
(27)	Filed as an Exhibit to Form 8-K filed on February 4, 2010.
(28)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2009.
(29)	Filed as an Exhibit to Form 8-K filed on October 7, 2010.
(30)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2010.
(31)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(32)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(33)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2011.
(34)	Filed as Appendix C to Proxy Statement on Schedule 14A on March 30, 2012.
(35)	Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(36)	Filed as an Exhibit to Form 8-K filed on May 11, 2012.