Form 10-Q
period 2013-03-31
AQUA AMERICA INC
filed 2013-05-06
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 23, 2013: 140,742,383

AQUA AMERICA, INC. AND SUBSIDIARIES

Part I – Financial Information

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
	2013	2012
Assets
Property, plant and equipment, at cost	$5,107,675	$5,050,400
Less: accumulated depreciation	1,136,513	1,114,237

Net property, plant and equipment	3,971,162	3,936,163

Current assets:
Cash and cash equivalents	19,353	5,521
Accounts receivable and unbilled revenues, net	89,490	92,921
Income tax receivable	16,082	16,082
Deferred income taxes	32,855	37,818
Inventory, materials and supplies	11,994	11,757
Prepayments and other current assets	10,336	10,372
Assets of discontinued operations held for sale	32,863	86,423

Total current assets	212,973	260,894

Regulatory assets	536,695	521,264
Deferred charges and other assets, net	50,701	49,852
Investment in joint venture	42,471	38,620
Funds restricted for construction activity	23,180	23,572
Goodwill	28,142	28,152

	$4,865,324	$4,858,517

Liabilities and Equity
Aqua America stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 141,507,824 and 140,943,621 in 2013 and 2012	$70,754	$70,472
Capital in excess of par value	730,419	718,482
Retained earnings	633,151	611,303
Treasury stock, at cost, 830,113 and 776,355 share in 2013 and 2012	(16,159)	(14,668)
Accumulated other comprehensive income	106	115

Total Aqua America stockholders’ equity	1,418,271	1,385,704
Noncontrolling interest	194	188

Total equity	1,418,465	1,385,892

Long-term debt, excluding current portion	1,464,481	1,543,954
Commitments and contingencies (See Note 12)	—	—
Current liabilities:
Current portion of long-term debt	83,083	45,038
Loans payable	97,837	80,383
Accounts payable	31,600	55,506
Accrued interest	21,326	14,026
Accrued taxes	22,032	28,214
Other accrued liabilities	26,689	27,360
Liabilities of discontinued operations held for sale	19,388	23,637

Total current liabilities	301,955	274,164

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	752,367	723,367
Customers’ advances for construction	68,848	71,595
Regulatory liabilities	238,898	241,363
Other	155,812	157,978

Total deferred credits and other liabilities	1,215,925	1,194,303

Contributions in aid of construction	464,498	460,204

	$4,865,324	$4,858,517

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Operating revenues	$180,035	$164,024
Operating expenses:
Operations and maintenance	68,311	64,825
Depreciation	29,259	26,746
Amortization	1,370	1,121
Taxes other than income taxes	13,534	9,493

	112,474	102,185

Operating income	67,561	61,839
Other expense (income):
Interest expense, net	19,275	19,247
Allowance for funds used during construction	(552)	(1,330)
Gain on sale of other assets	(92)	(442)
Equity loss in joint venture	656	—

Income from continuing operations before income taxes	48,274	44,364
Provision for income taxes	7,043	17,475

Income from continuing operations	41,231	26,889
Discontinued operations:
Income from discontinued operations before income taxes	8,302	18,170
Provision for income taxes	2,968	7,155

Income from discontinued operations	5,334	11,015

Net income attributable to common shareholders	$46,565	$37,904

Income from continuing operations per share:
Basic	$0.29	$0.19

Diluted	$0.29	$0.19

Income from discontinued operations per share:
Basic	$0.04	$0.08

Diluted	$0.04	$0.08

Net income per common share:
Basic	$0.33	$0.27

Diluted	$0.33	$0.27

Average common shares outstanding during the period:
Basic	140,332	138,762

Diluted	141,200	139,456

Cash dividends declared per common share	$0.175	$0.165

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Net income attributable to common shareholders	$46,565	$37,904
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on investments (1)	(9)	118
Reclassification adjustment for gain reported in net income (2) (3)	—	(166)

Comprehensive income	$46,556	$37,856

(1)	amounts are net of tax of $(5) and $63 for the periods ended March 31, 2013 and 2012, respectively.
(2)	amount is net of tax of $90 for the period ended March 31, 2012.
(3)	amount of pre-tax gain of $256 reclassified from accumulated other comprehensive income to gain on sale of other assets on the consolidated statements of net income for the period ended March 31, 2012.

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		March 31, 2013	December 31, 2012
Aqua America stockholders’ equity:
Common stock, $.50 par value		$70,754	$70,472
Capital in excess of par value		730,419	718,482
Retained earnings		633,151	611,303
Treasury stock, at cost		(16,159)	(14,668)
Accumulated other comprehensive income		106	115

Total Aqua America stockholders’ equity		1,418,271	1,385,704
Noncontrolling interest		194	188

Total equity		1,418,465	1,385,892

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2024 to 2031	2,831	2,884
1.00% to 1.99%	2014 to 2035	28,763	27,251
2.00% to 2.99%	2024 to 2031	16,076	17,120
3.00% to 3.99%	2016 to 2047	107,425	107,477
4.00% to 4.99%	2020 to 2043	368,356	367,657
5.00% to 5.99%	2014 to 2043	320,628	320,729
6.00% to 6.99%	2015 to 2036	64,908	64,903
7.00% to 7.99%	2022 to 2027	35,511	35,660
8.00% to 8.99%	2021 to 2025	19,547	19,632
9.00% to 9.99%	2013 to 2026	34,387	34,547
10.40%	2018	6,000	6,000

		1,004,432	1,003,860
Notes payable to bank under revolving credit agreement, variable rate, due March 2017		58,000	100,000
Unsecured notes payable:
Notes at 3.57% due 2027		50,000	50,000
Notes ranging from 4.62% to 4.87%, due 2013 through 2024		193,000	193,000
Notes ranging from 5.01% to 5.95%, due 2014 through 2037		242,132	242,132

		1,547,564	1,588,992
Current portion of long-term debt		83,083	45,038

Long-term debt, excluding current portion		1,464,481	1,543,954

Total capitalization		$2,882,946	$2,929,846

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income	Interest	Total
Balance At December 31, 2012	$70,472	$718,482	$611,303	$(14,668)	$115	$188	$1,385,892
Net income	—	—	46,565	—	—	6	46,571
Other comprehensive loss net of income tax of $5	—	—	—	—	(9)	—	(9)
Dividends paid	—	—	(24,562)	—	—	—	(24,562)
Sale of stock (124,723 shares)	60	3,240	—	127	—	—	3,427
Repurchase of stock (58,218 shares)	—	—	—	(1,618)	—	—	(1,618)
Equity compensation plan (26,600 shares)	13	(13)	—	—	—	—	—
Exercise of stock options (417,340 shares)	209	7,692	—	—	—	—	7,901
Stock-based compensation	—	1,018	(155)	—	—	—	863

Balance At March 31, 2013	$70,754	$730,419	$633,151	$(16,159)	$106	$194	$1,418,465

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$46,565	$37,904
Income from discontinued operations	5,334	11,015

Income from continuing operations	41,231	26,889

Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	30,629	27,867
Deferred income taxes	11,232	6,827
Provision for doubtful accounts	922	741
Stock-based compensation	1,015	1,211
Gain on sale of other assets	(92)	(442)
Net decrease in receivables, inventory and prepayments	5,133	6,285
Net increase in payables, accrued interest, accrued taxes and other accrued liabilities	584	11,186
Other	(1,704)	(4,249)

Operating cash flows from continuing operations	88,950	76,315
Operating cash flows from discontinued operations, net	36	1,618

Net cash flows from operating activities	88,986	77,933

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $552 and $1,330	(59,200)	(79,609)
Acquisitions of utility systems and other, net	(10,674)	(1,297)
Additions to funds restricted for construction activity	(2)	(1,293)
Release of funds previously restricted for construction activity	394	6
Net proceeds from the sale of utility system and other assets	95	2,233
Investment in joint venture	(4,900)	(4,900)
Other	(233)	(634)

Investing cash flows used in continuing operations	(74,520)	(85,494)
Investing cash flows from discontinued operations, net	51,427	34,064

Net cash flows used in investing activities	(23,093)	(51,430)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	800	2,619
Repayments of customers’ advances	(577)	(835)
Net proceeds of short-term debt	17,453	4,643
Proceeds from long-term debt	35,010	28,112
Repayments of long-term debt	(77,991)	(28,232)
Change in cash overdraft position	(11,881)	(17,551)
Proceeds from issuing common stock	3,427	3,200
Proceeds from exercised stock options	7,901	2,005
Stock-based compensation windfall tax benefits	—	68
Repurchase of common stock	(1,618)	(683)
Dividends paid on common stock	(24,562)	(22,915)

Financing cash flows used in continuing operations	(52,038)	(29,569)
Financing cash flows (used in) from discontinued operations, net	(23)	65

Net cash flows used in financing activities	(52,061)	(29,504)

Net increase (decrease) in cash and cash equivalents	13,832	(3,001)
Cash and cash equivalents at beginning of period	5,521	8,204

Cash and cash equivalents at end of period	$19,353	$5,203

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1	Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at March 31, 2013, the consolidated statements of net income and comprehensive income for the three months ended March 31, 2013 and 2012 the consolidated statements of cash flow for the three months ended March 31, 2013 and 2012 and the consolidated statement of equity for the three months ended March 31, 2013 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. The December 31, 2012 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2012 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements. Certain prior period amounts have been reclassified to conform to the reporting of discontinued operations (see Note 4).

Note 2	Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance At December 31, 2012	$24,031	$4,121	$28,152
Reclassifications to utility plant acquisition adjustment	(10)	—	(10)

Balance At March 31, 2013	$24,021	$4,121	$28,142

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

In March 2013, the Company acquired the water and wastewater system assets of Total Environmental Solutions, Inc. located in Clearfield County, Pennsylvania serving approximately 4,200 customers. The total purchase price consisted of $10,350 in cash.

Note 4	Discontinued Operations and Other Disposition

Discontinued Operations – In September 2012, the Company began to market for sale its water and wastewater operations in Florida, which serve approximately 38,000 customers, and the Company’s wastewater treatment facility in Georgia. In December 2012, the Company entered into a definitive agreement to sell 80 of its water and wastewater systems in Florida to the Florida Governmental Utility Authority (“FGUA”). These 80 systems represented approximately 56% of our customers served in Florida. In March 2013, the Company completed its sale to FGUA. In addition, in March 2013, the Company sold 15 of its Florida water and wastewater systems representing approximately 9% of our customers served in Florida in separate transactions with separate buyers. The Company received total net proceeds from these sales of $52,286, and recognized a net gain on sale of $6,451 ($4,193 after-tax). The Company believes it will be able to complete the sales of our remaining Florida operations by the end of the third quarter of 2013. The Company has accounted for the remainder of its Florida operations and its wastewater treatment facility in Georgia as businesses held for sale. The sale of the Company’s water and wastewater operations in Florida and Georgia will conclude the Company’s operations in these states.

In July 2011, the Company entered into a definitive agreement with Connecticut Water Service, Inc. to sell its operations in Maine, which served approximately 16,000 customers, for cash at closing plus certain assumed liabilities, including debt of $17,364. On January 1, 2012, the Company completed the sale for net proceeds of $36,870, and recognized a gain on sale of $17,373 ($10,610 after-tax) in the first quarter of 2012.

In July 2011, the Company entered into a definitive agreement with American Water Works Company, Inc. to sell its operations in New York for its book value at closing plus certain assumed liabilities, including debt of approximately $23,000. On May 1, 2012, the Company completed the sale for net proceeds of $36,688 in cash as adjusted pursuant to the sale agreement based on book value at closing. The Company’s New York operations served approximately 51,000 customers. In conjunction with the sale of our New York operations, we acquired additional utility systems (and approximately 59,000 customers) in Ohio, one of the larger states in Aqua America’s portfolio.

The operating results, cash flows, and financial position of the Company’s operations named above, during the periods owned, have been presented in the Company’s consolidated statements of net income, consolidated statements of cash flow, and consolidated balance sheets as discontinued operations. These operations were included in the Company’s “Regulated” segment.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

A summary of discontinued operations presented in the consolidated statements of net income include the following:

	Three Months Ended
	March 31,
	2013	2012
Operating revenues	$6,010	$11,131
Total operating expenses	4,160	9,744

Operating income	1,850	1,387
Other (income) expense:
Gain on sale	(6,451)	(17,373)
Other expense, net	(1)	590

Income from discontinued operations before income taxes	8,302	18,170
Provision for income taxes	2,968	7,155

Income from discontinued operations	$5,334	$11,015

The assets and liabilities of discontinued operations presented in the consolidated balance sheets include the following:

	March 31,	December 31,
	2013	2012
Property, plant and equipment, at cost	$49,639	$128,463
Less: accumulated depreciation	20,833	48,856

Net property, plant and equipment	28,806	79,607
Current assets	3,807	4,656
Regulatory assets	176	2,034
Other assets	74	126

Assets of discontinued operations held for sale	32,863	86,423
Current liabilities	8,566	2,074
Deferred income taxes and investment tax credits	1,572	5,166
Contributions in aid of construction	8,421	15,560
Other liabilities	829	837

Liabilities of discontinued operations held for sale	19,388	23,637

Net assets	$13,475	$62,786

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Other Disposition – The City of Fort Wayne, Indiana (the “City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana. In January 2008, the Company reached a settlement with the City to transition the northern portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically stated that the final valuation of the northern portion of the Company’s system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, the Company turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. The net book value of the assets relinquished has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated statement of net income. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether the Company is entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company disagreed with the Court’s decision and appealed the Wells County Indiana Circuit Court’s decision to the Indiana Court of Appeals. On January 13, 2012, the Indiana Court of Appeals reached a decision upholding the Wells County Indiana Circuit Court decision. On February 10, 2012, the Company filed a petition for transfer requesting that the Indiana Supreme Court review the matter. On April 11, 2013, the Supreme Court of Indiana ruled that the statute at issue gives the Company the right to a full evidentiary hearing before a jury regarding the value of the assets and remanded the case to the trial court for a proceeding consistent with that ruling. The Company continues to evaluate its legal options with respect to this decision. Depending upon the outcome of all of the legal proceedings the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The northern portion of the utility system relinquished represents approximately 0.40% of the Company’s total assets. In addition, in December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of the Company’s utility system assets located in the southwest section of the City, and if negotiations with Fort Wayne officials were to fail, to condemn certain of the Company’s utility system assets. The first public hearing on the ordinance was held on January 22, 2013 and a subsequent hearing scheduled for February 5, 2013 was not held due to ongoing settlement discussions between the parties. The Company continues to participate in settlement discussions with the City regarding both the condemned northern portion of the system and the water utility system assets located in the southwest section of the City and has agreed to participate in the City Council proceedings regarding this matter. The Company will evaluate its legal and operational options on an ongoing basis.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the valuation techniques used to measure fair value for the quarter ended March 31, 2013.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented. The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of funds restricted for construction activity and loans payable are determined based on their carrying amount and utilizing level 1 methods and assumptions. As of March 31, 2013 and December 31, 2012, the carrying amount of the Company’s funds restricted for construction activity was $23,180 and $23,572, which equates to their estimated fair value. As of March 31, 2013 and December 31, 2012, the carrying amount of the Company’s loans payable was $97,837 and $80,383, which equates to their estimated fair value. The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing level 2 methods and assumptions. As of March 31, 2013 and December 31, 2012, the carrying amounts of the Company’s cash and cash equivalents was $19,353 and $5,521, which equates to their fair value.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	March 31,	December 31,
	2013	2012
Carrying Amount	$1,547,564	$1,588,992
Estimated Fair Value	1,644,627	1,702,997

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing level 2 methods and assumptions. The Company’s customers’ advances for construction and related tax deposits have a carrying value of $68,848 as of March 31, 2013, and $71,595 as of December 31, 2012. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. Portions of these non-interest bearing instruments are payable annually through 2028 and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Three Months Ended
	March 31,
	2013	2012
Average common shares outstanding during the period for basic computation	140,332	138,762
Dilutive effect of employee stock-based compensation	868	694

Average common shares outstanding during the period for diluted computation	141,200	139,456

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

For the three months ended March 31, 2013, employee stock options to purchase 395,325 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated cost to exercise the stock options was greater than the average market price of the Company’s common stock during these periods. For the three months ended March 31, 2012, employee stock options to purchase 919,800 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated cost to exercise the stock options was greater than the average market price of the Company’s common stock during these periods.

Note 7	Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The 2009 Plan authorizes 5,000,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2009 Plan may be issued as restricted stock and the maximum number of shares that may be subject to grants under the Plan to any one individual in any one year is 200,000. Awards under the 2009 Plan are made by a committee of the Board of Directors. At March 31, 2013, 3,712,187 shares underlying stock-based compensation awards were still available for grants under the 2009 Plan. No further grants may be made under the 2004 Plan.

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

	Three Months Ended
	March 31,
	2013	2012
Stock-based compensation for performance share units within operations and maintenance expenses	$715	$440

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes nonvested PSU transactions for the three months ended March 31, 2013:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	331,225	$23.52
Granted	133,275	33.60
Performance criteria adjustment	—	—
Forfeited	(6,525)	25.08
Vested	(14,400)	24.38
Share unit awards issued	—	—

Nonvested share units at end of period	443,575	$26.43

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the three months ended March 31, 2013 and 2012 was $33.60 and $23.89, respectively. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, which range from 24 to 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended
	March 31,
	2013	2012
Stock-based compensation for restricted stock units within operations and maintenance expenses	$178	$129

The following table summarizes nonvested RSU transactions for the three months ended March 31, 2013:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	68,468	$22.36
Granted	38,500	29.10
Vested	(15,600)	22.29
Forfeited	—	—

Nonvested stock units at end of period	91,368	$25.21

The per unit weighted-average fair value at the date of grant for RSUs granted during the three months ended March 31, 2013 and 2012 was $29.10 and $22.49, respectively.

Stock Options – The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model. The following table provides compensation costs for stock-based compensation related to stock options granted in prior periods:

	Three Months Ended
	March 31,
	2013	2012
Stock-based compensation for stock options within operations and maintenance expenses	$30	$242
Income tax benefit	238	131

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

There were no stock options granted during the three months ended March 31, 2013 or 2012.

The following table summarizes stock option transactions for the three months ended March 31, 2013:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	2,497,282	$20.81
Granted	—	—
Forfeited	—	—
Expired	(7,627)	29.46
Exercised	(417,340)	18.94

Outstanding and exercisable at end of period	2,072,315	$21.15	4.1	$21,319

Restricted Stock – During the three months ended March 31, 2013 and 2012, the Company recorded stock-based compensation related to restricted stock awards as a component of operations and maintenance expense as follows:

	Three Months Ended
	March 31,
	2013	2012
Stock-based compensation for restricted stock within operations and maintenance expenses	$92	$393

The following table summarizes nonvested restricted stock transactions for the three months ended March 31, 2013:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested shares at beginning of period	117,728	$19.23
Granted	—	—
Vested	(67,728)	17.09
Forfeited	—	—

Nonvested shares at end of period	50,000	$22.13

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

	Pension Benefits
	Three Months Ended
	March 31,
	2013	2012
Service cost	$1,446	$1,150
Interest cost	3,165	2,994
Expected return on plan assets	(3,693)	(3,000)
Amortization of prior service cost	57	62
Amortization of actuarial loss	2,016	1,685
Capitalized costs	(1,000)	(891)

Net periodic benefit cost	$1,991	$2,000

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2013	2012
Service cost	$425	$299
Interest cost	667	625
Expected return on plan assets	(560)	(453)
Amortization of transition obligation	—	18
Amortization of prior service cost	(74)	(68)
Amortization of actuarial loss	345	243
Amortization of regulatory asset	—	34
Capitalized costs	(182)	(164)

Net periodic benefit cost	$621	$534

The Company made cash contributions of $7,977 to its defined benefit pension plans during the first three months of 2013, and intends to make cash contributions of $7,977 to the plans during the remainder of 2013. In addition, the Company expects to make cash contributions of $2,875 for the funding of its other postretirement benefit plans during the remainder of 2013.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 9	Water and Wastewater Rates

In February 2012, two of the Company’s operating divisions in Texas began to bill interim rates in accordance with authorization from the Texas Commission on Environmental Quality (the “TCEQ”). The additional revenue billed and collected prior to the TCEQ’s final ruling is subject to refund based on the outcome of the rate case. As of March 31, 2013, the Company had billed revenue of $6,012, which is subject to refund based on the outcome of the TCEQ’s final ruling. Based on the Company’s review of the present circumstances, a reserve of $2,104 has been established for the billings to date.

Note 10	Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2013	2012
Property	$6,537	$4,046
Capital stock	534	779
Gross receipts, excise and franchise	2,698	1,376
Payroll	2,440	2,094
Other	1,325	1,198

Total taxes other than income	$13,534	$9,493

Note 11	Segment Information

The Company has identified twelve operating segments and has one reportable segment named the “Regulated” segment. The reportable segment is comprised of ten operating segments for the Company’s water and wastewater regulated utility companies which are organized by the states where we provide these services. In addition, two segments are not quantitatively significant to be reportable and are comprised of the businesses that provide sludge hauling, septage and grease services, backflow prevention services, certain other non-regulated water and wastewater services, and non-utility raw water supply services for certain firms in the natural gas and oil drilling industry. These segments are included as a component of “Other” in the tables below. Also included in “Other” are corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents the Company’s segment information for its continuing operations:

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$175,888	$4,147	$180,035	$160,205	$3,819	$164,024
Operations and maintenance expense	66,194	2,117	68,311	61,468	3,357	64,825
Depreciation	29,724	(465)	29,259	27,008	(262)	26,746
Operating income	65,850	1,711	67,561	61,752	87	61,839
Interest expense, net of AFUDC	17,088	1,635	18,723	16,593	1,324	17,917
Income tax expense (benefit)	7,419	(376)	7,043	18,419	(944)	17,475
Income from continuing operations	41,395	(164)	41,231	26,926	(37)	26,889
Capital Expenditures	58,987	213	59,200	79,245	364	79,609

	March 31,	December 31,
	2013	2012
Total assets:
Regulated	$4,575,156	$4,566,327
Other and eliminations	290,168	292,190

Consolidated	$4,865,324	$4,858,517

Note 12	Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of March 31, 2013, the aggregate amount of $12,780 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. Further, the Company has insurance coverage for certain of these loss contingencies, and as of March 31, 2013, estimates that approximately $1,798 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $1,641 at March 31, 2013 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 13	Income Taxes

During the three months ended March 31, 2013, the Company utilized $25,850 of its Federal net operating loss (“NOL”) carryfoward that was recognized in 2012, 2011, and 2010 to reduce its 2013 Federal tax liability. In addition, during the three months ended March 31, 2013, the Company utilized $9,263 of its state NOL carryfoward that was recognized in 2012, 2011, and 2010 to reduce its 2013 state tax liability. As of March 31, 2013, the balance of the Company’s Federal NOL is $189,735. The Company believes its Federal NOL carrryfoward is more likely than not to be recovered and requires no valuation allowance. As of March 31, 2013, the balance of the Company’s state NOL is $366,036, a portion of which is offset by a valuation allowance of $8,422 because the Company does not believe the NOLs are more likely than not to be realized. The Company’s Federal and state NOL carryfowards do not begin to expire until 2030 and 2021, respectively.

On June 7, 2012, the Company’s Pennsylvania operating subsidiary (“Aqua Pennsylvania”) reached a settlement agreement in its rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provides for the flow-through accounting treatment of certain income tax benefits if Aqua Pennsylvania changes its tax accounting method to permit the expensing of certain utility asset improvement costs that have historically been capitalized and depreciated for book and tax purposes (the “repair change”). In December 2012, Aqua Pennsylvania implemented the repair change, and recognized a tax deduction for 2012 infrastructure investments that were formerly capitalized for tax purposes, and the impact was recorded in the fourth quarter of 2012. In addition, the income tax benefits for qualifying capital expenditures made prior to 2012 (“catch-up adjustment”) have been deferred as of December 31, 2012 and, based on the settlement agreement, a ten-year amortization of the income tax benefits began in the first quarter of 2013. In accordance with the settlement agreement, the amortization is expected to reduce income tax expense during periods when certain qualifying situations are met. As a result of the adoption of the repair change, prior to the receipt of Aqua Pennsylvania’s next rate order, the repair change results in a substantial reduction in income tax expense and greater net income and cash flows. The Company’s effective income tax rate in the first quarter of 2013 for its continuing operations was 14.6% and 39.4% in the first quarter of 2012.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In April 2013, the Internal Revenue Service completed its examination of tax years 2010 and 2011. The statute of limitations for these tax years remains open until 2014 and 2015, respectively.

Note 14	Recent Accounting Pronouncements

In February 2013, the FASB issued updated accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). The update requires an entity to present information about the amounts reclassified from AOCI in their financial statements in either a single note or parenthetically on the face of the financial statements. The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the provisions of the updated guidance for its quarterly reporting period beginning January 1, 2013, and the adoption of the revised guidance did not have an impact on the Company’s consolidated results of operations or consolidated financial position.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: our belief in our ability to renew our short-term lines of credit; the impact and the actions we may need to take if we are unable to obtain sufficient capital; the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,”“intends,” “will,” “continue” or the negative of such terms or similar expressions. Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include, among others: the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, changes to the capital markets, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such report. As a result, readers are cautioned not to place undue reliance on any forward-looking statements. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

General Information

Nature of Operations – Aqua America, Inc. (“we” or “us”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Florida, Indiana, Virginia, and Georgia. Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 26 other counties in Pennsylvania. Our other subsidiaries provide similar services in nine other states.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

In July 2011, we entered into a definitive agreement to sell our operations in Maine, which served approximately 16,000 customers. The sale of our utility in Maine closed in January 2012, concluding our regulated operations in Maine. Also, in July 2011, we entered into a definitive agreement to purchase all of American Water Works Company, Inc.’s regulated operations in Ohio (the “Ohio acquisition”), which served approximately 59,000 customers, and to simultaneously sell our regulated water and wastewater operations in New York, which served approximately 51,000 customers. In May 2012, we completed this transaction, concluding our regulated operations in New York. The Ohio acquisition was initially financed by short-term debt. The proceeds from the dispositions of our operations in New York and Maine were used to paydown a portion of our short-term debt and other general corporate purposes. In September 2012, we began to market for sale our water and wastewater operations in Florida, which serves approximately 38,000 customers, and our waste water treatment facility in Georgia. In March 2013, we completed the sale of certain of our water and wastewater utility systems in Florida totaling approximately 65% of our customers served in Florida. We believe we will be able to complete the sales of our remaining Florida operations by the end of the third quarter of 2013. We have accounted for the sale of our water and wastewater operations in New York, Maine, and Florida and planned disposition of our water wastewater operation in Georgia as discontinued operations. In addition, we provide water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories, as well as sludge hauling, septage and grease services, backflow prevention services, certain other non-regulated water and wastewater services, and non-utility raw water supply services for firms in the natural gas and oil drilling industry.

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

Beginning in 2010, and continuing into 2013, we pursued a portfolio rationalization strategy to focus our operations in areas where we have critical mass and economic growth potential and to divest operations where limited customer growth opportunities exist, or where we are unable to achieve favorable operating results or a return on equity that we consider acceptable. In 2012 we sold our operations in Maine and New York, in 2011 we sold our operations in Missouri, and in 2010 we sold our operations in South Carolina. In connection with the sale of our New York and Missouri operations, we acquired additional utility systems (and customers) in Ohio and Texas, two of the larger states in Aqua America’s portfolio. Initiated in 2012 we began to market for sale our Florida utility operations and we believe that these sales will conclude in 2013.

In 2011, one of our subsidiaries entered into a joint venture with a firm that operates natural gas pipelines and processing plants for the construction and operation of a private pipeline system to supply raw water to certain natural gas well drilling operations in Pennsylvania. The operation of the private pipeline system commenced in the second quarter of 2012 and marks an expansion of our growth venture in serving the raw water needs of firms in the natural gas and oil drilling industry.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Financial Condition

During the first three months of 2013, we had $59,200 of capital expenditures, issued $35,010 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $77,991. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements. The issuance of $35,010 of long-term debt was comprised principally of the funds borrowed under our revolving credit facility of $34,000.

At March 31, 2013 we had $19,353 of cash and cash equivalents compared to $5,521 at December 31, 2012. During the first three months of 2013, we used the proceeds from internally generated funds, the sale of certain water and wastewater utility systems in Florida, the sale of other assets, and the sale or issuance of common stock through our equity compensation plan and dividend reinvestment plan, to fund the cash requirements discussed above and to pay dividends.

At March 31, 2013, our $150,000 unsecured revolving credit facility, which expires in March 2017, had $70,899 available for borrowing. At March 31, 2013, we had short-term lines of credit of $160,500, of which $62,663 was available for borrowing. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with three banks, which is used to provide working capital, and as of March 31, 2013, $11,244 was available for borrowing.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

On June 7, 2012, the Company’s Pennsylvania operating subsidiary (“Aqua Pennsylvania”) reached a settlement agreement in its rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provides for the flow-through accounting treatment of certain income tax benefits if Aqua Pennsylvania changes its tax accounting method to permit the expensing of certain utility asset improvement costs that have historically been capitalized and depreciated for book and tax purposes (the “repair change”). In December 2012, Aqua Pennsylvania implemented the repair change. As a result of the adoption of the repair change, prior to the receipt of Aqua Pennsylvania’s next rate order, the repair change results in a substantial reduction in income tax expense and greater net income and cash flow, and as a result will allow the Company to suspend any Distribution System Improvement Charges (“DSIC”) in 2013 and lengthen the amount of time until the next Aqua Pennsylvania rate case is filed.

Results of Operations

Analysis of First Quarter of 2013 Compared to First Quarter of 2012

Unless specifically noted, the following discussion of the Company’s results of operations for the first quarter of 2013 refers to the Company’s results of operations from continuing operations.

Revenues increased $16,011 or 9.8% primarily due to additional revenues associated with increased water and wastewater rates of $13,021 and additional water and wastewater revenues of $10,100 associated with a larger customer base due to acquisitions, offset by a decrease in infrastructure rehabilitation surcharges of $6,240. The decrease in infrastructure rehabilitation surcharges results from the January 1, 2013 suspension of Aqua Pennsylvania’s DSIC as a result of the implementation of the repair change.

Operations and maintenance expenses increased by $3,486 or 5.4% primarily due to operating costs associated with acquired utility systems and other growth ventures of $4,944, an increase in postretirement benefits expenses of $646, and normal increases in other operating costs. Offsetting these increases was a decrease in water production costs of $1,742.

Depreciation expense increased $2,513 or 9.4% due to the utility plant placed in service since March 31, 2012, and the utility plant added due to our acquisition in Ohio.

Amortization increased $249 primarily due to the amortization of costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $4,041 or 42.6% primarily due to an increase in property taxes of $2,491 associated with our acquisition in Ohio and the effect of a favorable adjustment recorded in the first quarter of 2012 related to gross receipts, excise and franchise taxes for one of our operating subsidiaries of $824 which had the effect of increasing the first quarter of 2013’s taxes other than income taxes.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

AFUDC decreased by $778 primarily due to a decrease in the average balance of proceeds held from tax-exempt bond issuances that are restricted to funding certain capital projects.

Gain on sale of other assets totaled $92 in the first quarter of 2013 and $442 in the first quarter of 2012. The decrease of $350 is principally due to the timing of sales of land and other property.

Equity loss in joint venture totaled $656 during the first quarter of 2013, and reflects a decline in water sales, believed to be cyclical in nature, in connection with serving the raw water needs of certain firms in the natural gas and oil drilling industry.

Our effective income tax rate was 14.6% in the first quarter of 2013 and 39.4% in the first quarter of 2012. The effective income tax rate decreased due to Aqua Pennsylvania’s adoption in December 2012 of the repair change. The repair change reduced the Company’s first quarter 2013 income tax expense due to the flow-through treatment afforded by the Pennsylvania Public Utility Commission’s June 2012 rate order. The adoption of the repair change in December 2012, allowed a tax deduction for 2012 infrastructure investments that were formerly capitalized for tax purposes, and the impact was recorded in the fourth quarter of 2012.

Income from continuing operations increased by $14,342 or 53.3%, in comparison to the same period in 2012 primarily as a result of the factors described above. On a diluted per share basis, income from continuing operations increased $0.10, reflecting the change in income from continuing operations and a 1.3% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan and our dividend reinvestment plan.

Income from discontinued operations decreased by $5,681 or $0.04 per diluted share, in comparison to the same period in 2012 primarily as a result of the effect of the recognition in the first quarter of 2012 of the gain on sale of our Maine operating subsidiary net of income taxes of $10,610, offset by the gain on sale in the first quarter of 2013 of certain of our Florida water and wastewater utility systems net of income taxes of $4,193.

Net income attributable to common shareholders increased by $8,661 or 22.8%, in comparison to the same period in 2011 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.06 reflecting the change in net income attributable to common shareholders and a 1.3% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our dividend reinvestment plan and equity compensation plan.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 14, Recent Accounting Pronouncements, of the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. There have been no significant changes in our exposure to market risks since December 31, 2012. Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information.

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

There are various legal proceedings in which we are involved. Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings, other than as set forth below, to which we or any of our subsidiaries is a party or to which any of our properties is the subject that we believe are material or are expected to have a material adverse effect on our financial position, results of operations or cash flows. Dollar amounts disclosed is this section, Item 1. Legal Proceedings are presented in whole dollars, not thousands of dollars.

The City of Fort Wayne, Indiana (the “City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana. In January 2008, we reached a settlement with the City to transition this portion of the system in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically stated that the final valuation of the system will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the northern portion of the system to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. The net book value of the assets relinquished has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement. On March 16, 2009, oral argument was held before the Allen County Circuit Court on certain procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company appealed the Wells County Indiana Circuit Court’s decision to the Indiana Court of Appeals. On January 13, 2012, the Indiana Court of Appeals reached a decision upholding the Wells County Indiana Circuit Court decision. On February 10, 2012, the Company filed a petition for transfer requesting that the Indiana Supreme Court review the matter. On April 11, 2013, the Supreme Court of Indiana ruled that the statute at issue gives the Company the right to a full evidentiary hearing before a jury regarding the value of the assets and remanded the case to the trial court for a proceeding consistent with that ruling. In addition, in December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of the Company’s utility system assets located in the southwest section of the City and, if negotiations with Fort Wayne officials were to fail, to condemn certain of the Company’s utility system assets. The first public hearing on the ordinance was held on January 22, 2013 and a subsequent hearing scheduled for February 5, 2013 was not held due to ongoing settlement discussions between the parties. The Company continues to participate in settlement discussions with the City regarding both the condemned northern portion of the system and the water utility system assets located in the southwest section of the City and has agreed to participate in the City Council proceedings regarding this matter. The Company will evaluate its legal and operational options on an ongoing basis.

An appeal of a jury verdict for one of the Company’s subsidiaries, Aqua Utilities Florida, Inc., by a husband and wife who lived in a house abutting a percolation pond at a wastewater treatment plant owned by the Company’s subsidiary in Pasco County, Florida was voluntarily dismissed by the plaintiffs in 2011. The lawsuit was originally filed in August 2006 in the circuit court for the Sixth Judicial Circuit in and for Pasco County, Florida and has been amended several times by the plaintiffs. The lawsuit alleged our subsidiary was negligent in the design, operation and maintenance of the plant, resulting in bodily injury to the plaintiffs and various damages to their property. Subsequent amendments to the complaint included additional counts alleging trespass, nuisance, and strict liability. A trial of this matter during January 2011 resulted in a judicial dismissal of the count for strict liability and jury verdicts in favor of the Company on the remaining counts. On June 16, 2011, the plaintiffs agreed to dismiss their appeals and to release all claims against our subsidiary and the Company, which resulted in the conclusion of the original plaintiffs’ litigation against our subsidiary. In the third quarter of 2008, thirty-six additional plaintiffs, associated with approximately eight other homes in the area, filed a second lawsuit with the same court and represented by the same attorneys making similar allegations against our subsidiary with respect to the operation of the facility. The court has severed the litigation so that the plaintiffs will be grouped by the houses in which they lived and a separate trial will be held for each of the households. Some of these plaintiffs testified in the trial of the original lawsuit in which all allegations were resolved in the Company’s favor. The claims from the first of these households was expected to go to trial in May 2013. However, the parties are in the process of implementing a confidential comprehensive agreement to settle the claims of all thirty-six plaintiffs. The settlement is dependent upon all plaintiffs signing releases, which has not yet occurred. The settlement is covered by the Company’s insurance coverage. At this time, the Company’s reserves are adequate and the Company believes that the estimated amount of any potential loss would not be material to the Company’s consolidated results of operations or consolidated financial condition.

One of the Company’s subsidiaries, South Haven Sewer Works, acquired in 2008 has been operating under a Consent Decree with the EPA and the United States Department of Justice entered into in 2003 while under ownership of a previous owner. Although substantial improvements to the system have been made to significantly reduce the number of sanitary sewer overflows at the sewer system since the Company’s acquisition of the subsidiary, the EPA and Department of Justice proposed revisions to the Consent Decree to address purported sanitary sewer overflow violations since the date of the original Consent Decree. On April 15, 2013, the Company’s subsidiary and the EPA and Department of Justice submitted a proposed modification of the Consent Decree for approval by the Northern District of Indiana US District Court. The Court entered the modification on April 25, 2013. The modification includes the provision of operational compliance and implementation of a Capacity, Management, Operations, and Maintenance program for one year and a civil penalty in the amount of $254,250. The Company had withheld payment of a certain amount of shares payable to the sellers as a contingent indemnification offset related to the proceedings. Pursuant to further agreement with the sellers, the Company has retained a portion of those shares in an amount covering the stipulated penalty amounts and anticipated attendant costs, continued to withhold a designated amount of shares to cover contingent increases prior to entry of the final modification, and released a certain number of shares to the sellers.

Item 1A.	Risk Factors

There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Form 10-K”) under “Part 1, Item 1A – Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Aqua America’s purchases of its common stock for the quarter ended March 31, 2013:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)
January 1 – 31, 2013	32,089	$26.73	—	548,278
February 1 – 28, 2013	14,918	$28.86	—	548,278
March 1 – 31, 2013	11,211	$29.85	—	548,278

Total	58,218	$27.88	—	548,278

(1)	These amounts consist of the following: (a) shares we purchased from employees who elected to have us withhold shares to pay certain withholding taxes upon the vesting of restricted stock awards granted to such employees; and (b) shares we purchased from employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. These features of our equity compensation plan are available to all employees who receive stock-based compensation under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the restricted stock awards or on the day prior to the option exercise.
(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits affected in the form of stock distributions since the authorization date.

Item 4.	Mine Safety Disclosures

Not applicable

Item 6.	Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

May 6, 2013

Aqua America, Inc.
Registrant

Nicholas DeBenedictis
Nicholas DeBenedictis
Chairman, President and
Chief Executive Officer

David P. Smeltzer
David P. Smeltzer
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.66	Form of Restricted Share Unit Grant Agreement for Chief Executive Officer

10.67	Form of Performance Share Unit Grant Agreement for Chief Executive Officer

10.68	Form of Restricted Share Unit Grant Agreements for other Executive Officers

10.69	Form of Performance Share Unit Grant Agreements for other Executive Officers

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document