Form 10-Q
period 2013-06-30
AQUA AMERICA INC
filed 2013-08-07
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 26, 2013: 141,170,775

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
	2013	2012
Assets
Property, plant and equipment, at cost	$5,184,113	$5,050,400
Less: accumulated depreciation	1,158,975	1,114,237

Net property, plant and equipment	4,025,138	3,936,163

Current assets:
Cash and cash equivalents	4,272	5,521
Accounts receivable and unbilled revenues, net	98,313	92,921
Income tax receivable	16,082	16,082
Deferred income taxes	46,164	37,818
Inventory, materials and supplies	12,542	11,757
Prepayments and other current assets	15,166	10,372
Assets of discontinued operations held for sale	29,047	86,423

Total current assets	221,586	260,894

Regulatory assets	563,466	521,264
Deferred charges and other assets, net	50,584	49,852
Investment in joint venture	46,218	38,620
Funds restricted for construction activity	23,183	23,572
Goodwill	28,142	28,152

	$4,958,317	$4,858,517

Liabilities and Equity
Aqua America stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 142,225,713 and 140,943,621 in 2013 and 2012	$71,113	$70,472
Capital in excess of par value	747,763	718,482
Retained earnings	635,210	611,303
Treasury stock, at cost, 1,146,883 and 776,355 shares in 2013 and 2012	(26,124)	(14,668)
Accumulated other comprehensive income	163	115

Total Aqua America stockholders’ equity	1,428,125	1,385,704
Noncontrolling interest	194	188

Total equity	1,428,319	1,385,892

Long-term debt, excluding current portion	1,489,842	1,543,954
Commitments and contingencies (See Note 13)	—	—
Current liabilities:
Current portion of long-term debt	46,542	45,038
Loans payable	112,087	80,383
Accounts payable	46,960	55,506
Accrued interest	14,458	14,026
Accrued taxes	16,048	28,214
Dividends payable	26,802	—
Other accrued liabilities	26,259	27,360
Liabilities of discontinued operations held for sale	17,559	23,637

Total current liabilities	306,715	274,164

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	800,997	723,367
Customers’ advances for construction	71,825	71,595
Regulatory liabilities	241,913	241,363
Other	151,037	157,978

Total deferred credits and other liabilities	1,265,772	1,194,303

Contributions in aid of construction	467,669	460,204

	$4,958,317	$4,858,517

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
Operating revenues	$375,690	$355,714
Operating expenses:
Operations and maintenance	139,169	128,396
Depreciation	58,783	54,485
Amortization	2,728	2,453
Taxes other than income taxes	26,784	21,509

	227,464	206,843

Operating income	148,226	148,871
Other expense (income):
Interest expense, net	38,484	38,787
Allowance for funds used during construction	(1,042)	(2,565)
Loss (gain) on sale of other assets	17	(506)
Equity loss (earnings) in joint venture	1,810	(249)

Income from continuing operations before income taxes	108,957	113,404
Provision for income taxes	14,178	44,735

Income from continuing operations	94,779	68,669
Discontinued operations:
Income from discontinued operations before income taxes	8,331	17,994
Provision for income taxes	2,959	7,314

Income from discontinued operations	5,372	10,680

Net income attributable to common shareholders	$100,151	$79,349

Income from continuing operations per share:
Basic	$0.67	$0.49

Diluted	$0.67	$0.49

Income from discontinued operations per share:
Basic	$0.04	$0.08

Diluted	$0.04	$0.08

Net income per common share:
Basic	$0.71	$0.57

Diluted	$0.71	$0.57

Average common shares outstanding during the period:
Basic	140,560	138,935

Diluted	141,278	139,577

Cash dividends declared per common share	$0.54	$0.33

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	June 30,
	2013	2012
Operating revenues	$195,655	$191,690
Operating expenses:
Operations and maintenance	70,858	63,571
Depreciation	29,524	27,739
Amortization	1,358	1,332
Taxes other than income taxes	13,250	12,016

	114,990	104,658

Operating income	80,665	87,032
Other expense (income):
Interest expense, net	19,209	19,540
Allowance for funds used during construction	(490)	(1,235)
Loss (gain) on sale of other assets	109	(64)
Equity loss (earnings) in joint venture	1,154	(249)

Income from continuing operations before income taxes	60,683	69,040
Provision for income taxes	7,135	27,260

Income from continuing operations	53,548	41,780
Discontinued operations:
Income (loss) from discontinued operations before income taxes	29	(176)
Provision for income taxes	(9)	159

Income (loss) from discontinued operations	38	(335)

Net income attributable to common shareholders	$53,586	$41,445

Income from continuing operations per share:
Basic	$0.38	$0.30

Diluted	$0.38	$0.30

Income from discontinued operations per share:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Net income per common share:
Basic	$0.38	$0.30

Diluted	$0.38	$0.30

Average common shares outstanding during the period:
Basic	140,786	139,108

Diluted	141,662	139,843

Cash dividends declared per common share	$0.365	$0.165

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income attributable to common shareholders	$100,151	$79,349	$53,586	$41,445
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on investments (1) (2)	(42)	97	(33)	(21)
Reclassification adjustment for loss (gain) reported in net income (3) (4) (5) (6)	90	(166)	90	—

Comprehensive income	$100,199	$79,280	$53,643	$41,424

(1)	Amounts are net of tax (benefit) of $(23) and $51 for the six months ended June 30, 2013 and 2012, respectively.
(2)	Amounts are net of tax (benefit) of $(18) and $(12) for the three months ended June 30, 2013 and 2012, respectively.
(3)	Amounts are net of tax (benefit) of $(49) and $90 for the six months ended June 30, 2013 and 2012, respectively.
(4)	Amount is net of tax (benefit) of $(49) for the three months ended June 30, 2013.
(5)	Amount of pre-tax loss (gain) of $139 and $(256) reclassified from accumulated other comprehensive income to loss (gain) on sale of other assets on the consolidated statements of net income for the six months ended June 30, 2013 and 2012, respectively.
(6)	Amount of pre-tax loss of $139 reclassified from accumulated other comprehensive income to loss on sale of other assets on the consolidated statements of net income for the three months ended June 30, 2013.

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		June 30,	December 31,
		2013	2012
Aqua America stockholders’ equity:
Common stock, $.50 par value		$71,113	$70,472
Capital in excess of par value		747,763	718,482
Retained earnings		635,210	611,303
Treasury stock, at cost		(26,124)	(14,668)
Accumulated other comprehensive income		163	115

Total Aqua America stockholders’ equity		1,428,125	1,385,704
Noncontrolling interest		194	188

Total equity		1,428,319	1,385,892

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2024 to 2031	2,830	2,884
1.00% to 1.99%	2014 to 2035	28,278	27,251
2.00% to 2.99%	2024 to 2031	15,811	17,120
3.00% to 3.99%	2016 to 2047	141,907	107,477
4.00% to 4.99%	2020 to 2048	398,545	367,657
5.00% to 5.99%	2014 to 2043	308,758	320,729
6.00% to 6.99%	2015 to 2036	64,913	64,903
7.00% to 7.99%	2022 to 2027	35,361	35,660
8.00% to 8.99%	2021 to 2025	19,461	19,632
9.00% to 9.99%	2013 to 2026	29,388	34,547
10.40%	2018	6,000	6,000

		1,051,252	1,003,860
Notes payable to bank under revolving credit agreement, variable rate, due March 2017		—	100,000
Unsecured notes payable:
Notes at 3.57% due 2027		50,000	50,000
Notes ranging from 4.62% to 4.87%, due 2013 through 2024		193,000	193,000
Notes ranging from 5.01% to 5.95%, due 2013 through 2037		242,132	242,132

		1,536,384	1,588,992
Current portion of long-term debt		46,542	45,038

Long-term debt, excluding current portion		1,489,842	1,543,954

Total capitalization		$2,918,161	$2,929,846

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income	Interest	Total
Balance At December 31, 2012	$70,472	$718,482	$611,303	$(14,668)	$115	$188	$1,385,892
Net income	—	—	100,151	—	—	6	100,157
Other comprehensive income, net of income tax of $26	—	—	—	—	48	—	48
Dividends paid	—	—	(49,192)	—	—	—	(49,192)
Dividends declared			(26,802)	—	—	—	(26,802)
Sale of stock (236,308 shares)	114	6,448	—	254	—	—	6,816
Repurchase of stock (379,057 shares)	—	—	—	(11,710)	—	—	(11,710)
Equity compensation plan (34,800 shares)	17	(17)	—	—	—	—	—
Exercise of stock options (1,019,513 shares)	510	20,152	—	—	—	—	20,662
Stock-based compensation	—	2,698	(250)	—	—	—	2,448

Balance At June 30, 2013	$71,113	$747,763	$635,210	$(26,124)	$163	$194	$1,428,319

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$100,151	$79,349
Income from discontinued operations	5,372	10,680

Income from continuing operations	94,779	68,669

Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	61,511	56,938
Deferred income taxes	17,724	38,933
Provision for doubtful accounts	2,012	1,751
Stock-based compensation	2,694	2,848
Gain on sale of utility system	(1,025)	—
Loss (gain) on sale of other assets	17	(506)
Net increase in receivables, inventory and prepayments	(5,475)	(10,289)
Net (decrease) increase in payables, accrued interest, accrued taxes and other accrued liabilities	(10,662)	4,221
Other	(2,788)	(6,318)

Operating cash flows from continuing operations	158,787	156,247
Operating cash flows from (used in) discontinued operations, net	620	(10,905)

Net cash flows from operating activities	159,407	145,342

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $1,042 and $2,565	(134,880)	(169,303)
Acquisitions of utility systems and other, net	(10,721)	(103,998)
Additions to funds restricted for construction activity	(5)	(2,080)
Release of funds previously restricted for construction activity	394	35,896
Net proceeds from the sale of utility system and other assets	113	4,727
Investment in joint venture	(9,800)	(9,608)
Other	(343)	(1,092)

Investing cash flows used in continuing operations	(155,242)	(245,458)
Investing cash flows from discontinued operations, net	51,282	72,379

Net cash flows used in investing activities	(103,960)	(173,079)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	2,164	3,710
Repayments of customers’ advances	(951)	(1,428)
Net proceeds (repayments) of short-term debt	31,704	(48,079)
Proceeds from long-term debt	172,069	168,076
Repayments of long-term debt	(226,914)	(45,106)
Change in cash overdraft position	(1,330)	(20,375)
Proceeds from issuing common stock	6,816	6,429
Proceeds from exercised stock options	20,662	7,873
Stock-based compensation windfall tax benefits	—	409
Repurchase of common stock	(11,710)	(1,132)
Dividends paid on common stock	(49,192)	(45,872)

Financing cash flows (used in) from continuing operations	(56,682)	24,505
Financing cash flows (used in) from discontinued operations, net	(14)	75

Net cash flows (used in) from financing activities	(56,696)	24,580

Net decrease in cash and cash equivalents	(1,249)	(3,157)
Cash and cash equivalents at beginning of period	5,521	8,204

Cash and cash equivalents at end of period	$4,272	$5,047

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1	Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at June 30, 2013, the consolidated statements of net income and comprehensive income for the six and three months ended June 30, 2013 and 2012 the consolidated statements of cash flow for the six months ended June 30, 2013 and 2012 and the consolidated statement of equity for the six months ended June 30, 2013 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. The December 31, 2012 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2012 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements. Certain prior period amounts have been reclassified to conform to the reporting of discontinued operations (see Note 4).

Note 2	Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2012	$24,031	$4,121	$28,152
Reclassifications to utility plant acquisition adjustment	(10)	—	(10)

Balance at June 30, 2013	$24,021	$4,121	$28,142

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

May 2012, In the Company purchased all of the stock of the subsidiary that holds American Water Works Company, Inc.’s regulated water and wastewater operations in Ohio serving approximately 59,000 customers. The total purchase price consisted of $102,154 in cash plus certain assumed liabilities, including debt of $14,281.

Note 4	Discontinued Operations and Other Disposition

Discontinued Operations – In September 2012, the Company began to market for sale its water and wastewater operations in Florida, which serve approximately 38,000 customers, and the Company’s wastewater treatment facility in Georgia. In December 2012, the Company entered into a definitive agreement to sell 80 of its water and wastewater systems in Florida to the Florida Governmental Utility Authority (“FGUA”). These 80 systems represented approximately 56% of our customers served in Florida. In March 2013, the Company completed its sale to FGUA. In addition, in March 2013, the Company sold 15 of its Florida water and wastewater systems representing approximately 9% of our customers served in Florida in separate transactions with separate buyers. Further, in April 2013, the Company sold its water and wastewater systems in DeSoto County, Florida to DeSoto County representing approximately 2% of our customers served in Florida. The Company received total net proceeds from these sales of $52,276, and recognized a net gain on sale of $5,469 ($3,555 after-tax). Lastly, in June 2013, the Company entered into a definitive agreement to sell its water and wastewater systems in Sarasota, Florida to Sarasota County for cash at closing of $36,800, which is subject to certain contingencies and adjustments. In July 2013, the Company received a threat of a legal challenge to this transaction that may delay or ultimately terminate this transaction. The Company still believes that the sale of its Sarasota, Florida operation is probable, and that we will be able to complete the sale of these assets by either the fourth quarter of 2013 or the first quarter of 2014, which will conclude the Company’s operations in Florida. The Company has accounted for its Sarasota, Florida operations and its wastewater treatment facility in Georgia as businesses held for sale, and the sale of the Company’s wastewater treatment facility in Georgia will conclude the Company’s operations in this state.

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

A summary of discontinued operations presented in the consolidated statements of net income include the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues	$8,418	$19,374	$2,408	$8,243
Total operating expenses	5,556	16,001	1,396	6,257

Operating income	2,862	3,373	1,012	1,986
Other (income) expense:
(Gain) loss on sale	(5,469)	(14,713)	982	2,410
Other, net	—	92	1	(248)

Income (loss) from discontinued operations before income taxes	8,331	17,994	29	(176)
Provision for income taxes	2,959	7,314	(9)	159

Income (loss) from discontinued operations	$5,372	$10,680	$38	$(335)

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The assets and liabilities of discontinued operations presented in the consolidated balance sheets include the following:

	June 30,	December 31,
	2013	2012
Property, plant and equipment, at cost	$46,729	$128,463
Less: accumulated depreciation	19,892	48,856

Net property, plant and equipment	26,837	79,607
Current assets	2,050	4,656
Regulatory assets	160	2,034
Other assets	—	126

Assets of discontinued operations held for sale	29,047	86,423
Current liabilities	7,968	2,074
Deferred income taxes and investment tax credits	1,406	5,166
Contributions in aid of construction	7,356	15,560
Other liabilities	829	837

Liabilities of discontinued operations held for sale	17,559	23,637

Net assets	$11,488	$62,786

Other Dispositions – In June 2013, the Company sold a water and wastewater utility system for net proceeds of $3,400. The sale resulted in the recognition of a gain on sale of these assets, net of expenses, of $1,025. The utility systems represented approximately 0.04% of the Company’s total assets. This disposition has not been presented as discontinued operations in the Company’s consolidated financial statements as the Company does not believe that disclosure of this disposed water and wastewater utility system as discontinued operations is meaningful to the reader of the financial statements for making investment decisions, either individually or in the aggregate. The gain is reported in the consolidated statements of net income as a reduction to operations and maintenance expense.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The City of Fort Wayne, Indiana (the “City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana (the “Northern Assets”). In January 2008, the Company reached a settlement with the City to transition the Northern Assets in February 2008 upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically stated that the final valuation of the Northern Assets will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, the Company turned over the Northern Assets to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. The net book value of the Northern Assets has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated statement of net income. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether the Company is entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company disagreed with the Court’s decision and appealed the Wells County Indiana Circuit Court’s decision to the Indiana Court of Appeals. On January 13, 2012, the Indiana Court of Appeals reached a decision upholding the Wells County Indiana Circuit Court decision. On February 10, 2012, the Company filed a petition for transfer requesting that the Indiana Supreme Court review the matter. On April 11, 2013, the Supreme Court of Indiana ruled that the statute at issue gives the Company the right to a full evidentiary hearing before a jury regarding the value of the assets and remanded the case to the trial court for a proceeding consistent with that ruling. The Company continues to evaluate its legal options with respect to this decision. Depending upon the outcome of all of the legal proceedings, including the planned transaction below, which would resolve this litigation, the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The Northern Assets relinquished represents approximately 0.40% of the Company’s total assets.

In addition, in December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of the Company’s water utility system assets located in the southwest section of the City and in Allen County (the “Southern Assets”), and if negotiations with Fort Wayne officials were to fail, to condemn the Southern Assets. The first public hearing on the ordinance was held on January 22, 2013 and a subsequent hearing scheduled for February 5, 2013 was not held due to ongoing settlement discussions between the parties. On July 2, 2013, the Company’s operating subsidiary and the City signed a letter of intent, which among other items, addresses many of the terms by which the City would purchase the Company’s Southern Assets, will resolve the litigation between the Company and the City with respect to the Northern Assets, and will establish the terms by which the Company’s operating subsidiary will treat wastewater sent to it by the City. The letter of intent states that the City agrees to pay the Company $50,100 in addition to the $16,911 paid to the Company by the City in 2008 as an initial valuation payment for the Northern Assets (for a total payment of $67,011). The letter of intent is conditioned on the Company’s Board of Directors and City Council approving the final terms of the possible transaction, and the Company and the City entering into several definitive agreements that cover the subject matter of the letter of intent. Further, the completion of the transaction is subject to regulatory requirements and approval. If this transaction is consummated, the Company will expand its sewer customer base in the City. The completion of the transaction is not expected to close until 2014. The Company continues to evaluate its legal and operational options on an ongoing basis.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 5	Long-term Debt and Loans Payable

In May 2013, the Company’s Ohio operating subsidiary, Aqua Ohio, Inc., issued $85,000 of first mortgage bonds, of which $35,000 is due in 2033, $30,000 in 2044, and $20,000 in 2048 with interest rates of 3.75%, 4.18%, and 4.43%, respectively.

Note 6	Fair Value of Financial Instruments

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended June 30, 2013.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The fair value of funds restricted for construction activity and loans payable are determined based on their carrying amount and utilizing Level 1 methods and assumptions. As of June 30, 2013 and December 31, 2012, the carrying amount of the Company’s funds restricted for construction activity was $23,183 and $23,572, which equates to their estimated fair value. As of June 30, 2013 and December 31, 2012, the carrying amount of the Company’s loans payable was $112,087 and $80,383, which equates to their estimated fair value. The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing Level 2 methods and assumptions. As of June 30, 2013 and December 31, 2012, the carrying amounts of the Company’s cash and cash equivalents was $4,272 and $5,521, which equates to their fair value.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	June 30,	December 31,
	2013	2012
Carrying Amount	$1,536,384	$1,588,992
Estimated Fair Value	1,595,550	1,702,997

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The Company’s customers’ advances for construction have a carrying value of $71,825 as of June 30, 2013, and $71,595 as of December 31, 2012. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. Portions of these non-interest bearing instruments are payable annually through 2028 and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 7	Net Income per Common Share

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Average common shares outstanding during the period for basic computation	140,560	138,935	140,786	139,108
Dilutive effect of employee stock-based compensation	718	642	876	735

Average common shares outstanding during the period for diluted computation	141,278	139,577	141,662	139,843

For the six and three months ended June 30, 2013, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods. For the six and three months ended June 30, 2012, employee stock options to purchase 878,789 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated cost to exercise the stock options was greater than the average market price of the Company’s common stock during these periods.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In May 2013, the Board of Directors of the Company approved a five-for-four stock split to be effected in the form of a 25% stock distribution effective September 1, 2013 to shareholders of record on August 16, 2013. Aqua America’s par value of $0.50 per share will not change as a result of the common stock distribution, and as a result, on the distribution date an amount will be transferred from capital in excess of par value to common stock to record the stock split. Common shares outstanding, in thousands, as adjusted for the effect of the stock split at June 30, 2013 and December 31, 2012, would have been 176,349 and 175,209, respectively. The share and per share data contained in this quarterly report on Form 10-Q have not been adjusted to give effect to this stock split. The following table shows the pro forma effect on the Company’s historical net income per share and average common shares outstanding during the period in thousands:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Pre-split average common shares outstanding during the period, as reported:
Basic	140,560	138,935	140,786	139,108
Diluted	141,278	139,577	141,662	139,843
Pre-split net income per common share, as reported:
Basic	$0.71	$0.57	$0.38	$0.30
Diluted	0.71	0.57	0.38	0.30
Pro forma post-split average common shares outstanding during the period:
Basic	175,701	173,669	175,983	173,885
Diluted	176,598	174,471	177,078	174,804
Pro forma post-split net income per common share:
Basic	$0.57	$0.46	$0.30	$0.24
Diluted	0.57	0.45	0.30	0.24

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 8	Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The 2009 Plan authorizes 5,000,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards and the maximum number of shares that may be subject to grants under the Plan to any one individual in any one year is 200,000. Awards under the 2009 Plan are made by a committee of the Board of Directors. At June 30, 2013, 3,675,302 shares underlying stock-based compensation awards were still available for grants under the 2009 Plan. No further grants may be made under the 2004 Plan.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock-based compensation for performance share units within operations and maintenance expenses	$1,681	$1,042	$965	$602

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes nonvested PSU transactions for the six months ended June 30, 2013:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	331,225	$23.52
Granted	133,275	33.60
Performance criteria adjustment	—	—
Forfeited	(9,040)	25.67
Vested	(14,400)	24.38
Share unit awards issued	—	—

Nonvested share units at end of period	441,060	$26.49

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the six months ended June 30, 2013 and 2012 was $33.60 and $23.89, respectively. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, which range from 24 to 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Restricted Stock Units – A restricted stock unit (“RSU”) represents the right to receive a share of the Company’s common stock. RSUs are eligible to be earned at the end of a specified restricted period, generally three years, beginning on the date of grant. In some cases the right to receive the shares is subject to certain performance goals established at the time the grant is made. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. The following table provides compensation costs for stock-based compensation related to restricted stock units:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock-based compensation for restricted stock units within operations and maintenance expenses	$396	$301	$221	$172

The following table summarizes nonvested RSU transactions for the six months ended June 30, 2013:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	68,468	$22.36
Granted	38,500	29.10
Vested	(15,600)	22.29
Forfeited	—	—

Nonvested stock units at end of period	91,368	$25.21

The per unit weighted-average fair value at the date of grant for RSUs granted during the six months ended June 30, 2013 and 2012 was $29.10 and $22.49, respectively.

Stock Options – The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model. The following table provides compensation costs for stock-based compensation related to stock options granted in prior periods:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock-based compensation for stock options within operations and maintenance expenses	$30	$365	$—	$123
Income tax benefit	323	272	85	141

There were no stock options granted during the six months ended June 30, 2013 or 2012.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the six months ended June 30, 2013:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Options:
Outstanding at beginning of period	2,497,282	$20.81
Granted	—	—
Forfeited	—	—
Expired	(7,627)	29.46
Exercised	(1,019,513)	20.27

Outstanding and exercisable at end of period	1,470,142	$21.14	4.0	$14,927

Restricted Stock – The following table provides compensation costs for stock-based compensation related to restricted stock:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock-based compensation for restricted stock within operations and maintenance expenses	$586	$1,132	$494	$739

The following table summarizes nonvested restricted stock transactions for the six months ended June 30, 2013:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested shares at beginning of period	117,728	$19.23
Granted	12,800	31.36
Vested	(80,528)	19.36
Forfeited	—	—

Nonvested shares at end of period	50,000	$22.13

The per unit weighted-average fair value at the date of grant for restricted stock granted during the six months ended June 30, 2013 and 2012 was $31.36 and $23.09, respectively.

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

	Pension Benefits
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$2,892	$2,404	$1,446	$1,254
Interest cost	6,330	6,162	3,165	3,168
Expected return on plan assets	(7,386)	(6,399)	(3,693)	(3,399)
Amortization of prior service cost	114	139	57	77
Amortization of actuarial loss	4,032	3,280	2,016	1,595
Capitalized costs	(2,117)	(1,783)	(1,117)	(919)

Net periodic benefit cost	$3,865	$3,803	$1,874	$1,776

	Other
	Postretirement Benefits
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$850	$609	$425	$310
Interest cost	1,334	1,241	667	616
Expected return on plan assets	(1,120)	(982)	(560)	(529)
Amortization of transition obligation	—	18	—	—
Amortization of prior service cost	(148)	(104)	(74)	(36)
Amortization of actuarial loss	690	511	345	268
Amortization of regulatory asset	—	68	—	34
Capitalized costs	(378)	(324)	(196)	(166)

Net periodic benefit cost	$1,228	$1,037	$607	$497

The Company made cash contributions of $15,954 to its defined benefit pension plans during the first six months of 2013, which completes the Company’s 2013 cash contributions. In addition, the Company expects to make cash contributions of $2,875 for the funding of its other postretirement benefit plans during the remainder of 2013.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 10	Water and Wastewater Rates

During the first six months of 2013, the Company’s operating divisions in Texas, Ohio, and Virginia were granted base rate increases designed to increase total operating revenues on an annual basis by $9,271. Further, during the first six months of 2013, the Company’s operating divisions in Illinois and Ohio received infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $985. Lastly, in July 2013, the Company’s operating subsidiary in New Jersey received an infrastructure rehabilitation surcharge designed to increase total operating revenues on an annual basis by $1,084.

In February 2012, two of the Company’s operating divisions in Texas began to bill interim rates in accordance with authorization from the Texas Commission on Environmental Quality (the “TCEQ”). The additional revenue billed and collected prior to the TCEQ’s final ruling is subject to refund based on the outcome of the rate case. The rate case concluded with the issuance of an order on June 3, 2013, and no refunds of revenue previously billed and collected were required.

Note 11	Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Property	$12,998	$9,432	$6,461	$5,387
Capital stock	1,112	1,648	579	869
Gross receipts, excise and franchise	5,657	4,095	2,959	2,718
Payroll	4,108	3,708	1,668	1,614
Other	2,909	2,626	1,583	1,428

Total taxes other than income	$26,784	$21,509	$13,250	$12,016

Note 12	Segment Information

The Company has identified twelve operating segments and has one reportable segment named the “Regulated” segment. The reportable segment is comprised of ten operating segments for the Company’s water and wastewater regulated utility companies which are organized by the states where we provide these services. In addition, two segments are not quantitatively significant to be reportable and are comprised of the businesses that provide sludge hauling, septage and grease services, backflow prevention services, certain other non-regulated water and wastewater services, and non-utility raw water supply services for certain firms in the natural gas and oil drilling industry. These segments are included as a component of “Other” in the tables below. Also included in “Other” are corporate costs that have not been allocated to the Regulated segment and intersegment eliminations. The following table presents the Company’s segment information for its continuing operations:

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$191,485	$4,170	$195,655	$186,968	$4,722	$191,690
Operations and maintenance expense	68,245	2,613	70,858	60,857	2,714	63,571
Depreciation	29,395	129	29,524	28,000	(261)	27,739
Operating income	79,804	861	80,665	85,216	1,816	87,032
Interest expense, net of AFUDC	17,208	1,511	18,719	16,893	1,412	18,305
Income tax expense (benefit)	7,864	(729)	7,135	27,411	(151)	27,260
Income (loss) from continuing operations	54,762	(1,214)	53,548	40,976	804	41,780

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$367,373	$8,317	$375,690	$347,173	$8,541	$355,714
Operations and maintenance expense	134,439	4,730	139,169	122,325	6,071	128,396
Depreciation	59,119	(336)	58,783	55,008	(523)	54,485
Operating income	145,654	2,572	148,226	146,968	1,903	148,871
Interest expense, net of AFUDC	34,296	3,146	37,442	33,486	2,736	36,222
Income tax expense (benefit)	15,283	(1,105)	14,178	45,830	(1,095)	44,735
Income (loss) from continuing operations	96,157	(1,378)	94,779	67,902	767	68,669
Capital expenditures	134,471	409	134,880	168,925	378	169,303

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
	2013	2012
Total assets:
Regulated	$4,713,838	$4,566,327
Other and eliminations	244,479	292,190

Consolidated	$4,958,317	$4,858,517

Note 13	Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of June 30, 2013, the aggregate amount of $12,930 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. Further, the Company has insurance coverage for certain of these loss contingencies, and as of June 30, 2013, estimates that approximately $1,915 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $1,771 at June 30, 2013 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14	Income Taxes

During the six months ended June 30, 2013, the Company’s Federal net operating loss carryforward (“NOL”) decreased by $17,176. In addition, during the six months ended June 30, 2013, the Company’s state NOL carryfoward increased by $11,275. As of June 30, 2013, the balance of the Company’s Federal NOL is $198,409. The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance. As of June 30, 2013, the balance of the Company’s state NOL is $386,573, a portion of which is offset by a valuation allowance of $7,818 because the Company does not believe the NOLs are more likely than not to be realized. The Company’s Federal and state NOL carryforwards begin to expire 2030 and 2021, respectively.

On June 7, 2012, the Company’s Pennsylvania operating subsidiary (“Aqua Pennsylvania”) reached a settlement agreement in its rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provided for the flow-through accounting treatment of certain income tax benefits should Aqua Pennsylvania change its tax accounting method to permit the expensing of certain utility asset improvement costs that have historically been capitalized and depreciated for book and tax purposes (the “Repair Change”). In December 2012, Aqua Pennsylvania implemented the Repair Change, and recognized a tax deduction for 2012 infrastructure investments that were formerly capitalized for tax purposes, and the impact was recorded in the fourth quarter of 2012. In addition, the income tax benefits for qualifying capital expenditures made prior to 2012 (“catch-up adjustment”) have been deferred as of December 31, 2012 and, based on the settlement agreement, a ten-year amortization of the income tax benefits began in the first quarter of 2013. In accordance with the settlement agreement, the amortization is expected to reduce income tax expense during periods when certain qualifying parameters are met. As a result of the adoption of the Repair Change, prior to the receipt of Aqua Pennsylvania’s next rate order, the Repair Change results in a substantial reduction in income tax expense and greater net income and cash flows. The Company’s effective income tax rate for the first six months of 2013 and 2012, for its continuing operations, was 13.0% and 39.4%, respectively, and for the second quarter of 2013 and 2012, for its continuing operations, was 11.8% and 39.5%, respectively.

In April 2013, the Internal Revenue Service completed its examination of tax years 2010 and 2011. The statute of limitations for these tax years remains open until 2014 and 2015, respectively.

Note 15	Recent Accounting Pronouncements

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

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

In July 2011, we entered into a definitive agreement to sell our operations in Maine, which served approximately 16,000 customers. The sale of our utility in Maine closed in January 2012, concluding our regulated operations in Maine. Also, in July 2011, we entered into a definitive agreement to purchase all of American Water Works Company, Inc.’s regulated operations in Ohio (the “Ohio acquisition”), which served approximately 59,000 customers, and to simultaneously sell our regulated water and wastewater operations in New York, which served approximately 51,000 customers. In May 2012, we completed this transaction, concluding our regulated operations in New York. The Ohio acquisition was initially financed by short-term debt. The proceeds from the dispositions of our operations in New York and Maine were used to paydown a portion of our short-term debt and other general corporate purposes. In September 2012, we began to market for sale our water and wastewater operations in Florida, which serves approximately 38,000 customers, and our waste water treatment facility in Georgia. In March and April 2013, we completed the sale of certain of our water and wastewater utility systems in Florida totaling approximately 67% of our customers served in Florida, and in June 2013, we entered into a definitive agreement to sell our remaining Florida water and wastewater systems in Sarasota, Florida to Sarasota County. In July 2013, we received a threat of a legal challenge to this transaction that may delay or ultimately terminate this transaction, however, we still believe that the sale of our Sarasota, Florida operation is probable, and that we will be able to complete the sale of these assets by either the fourth quarter of 2013 or the first quarter of 2014, which will conclude the Company’s operations in Florida. We have accounted for the sale of our water and wastewater operations in New York, Maine, and Florida and planned disposition of our wastewater operation in Georgia as discontinued operations.

In January 2008, we reached a settlement agreement with the City of Fort Wayne, Indiana, (the “City”) to transition the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana (the “Northern Assets”), upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically stated that the final valuation of the Northern Assets will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. In February 2008, we turned over the Northern Assets to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. In December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of our water utility assets located in the southwest section of the City and in Allen County (the “Southern Assets”), and if negotiations with Fort Wayne officials were to fail, to condemn the Southern Assets. In July 2013, we signed a letter of intent with the City, which among other items, addresses many of the terms by which the City will purchase our Southern Assets, will resolve the litigation between us and the City with respect to the valuation of the former Northern Assets, and will establish the terms by which our Indiana operating subsidiary will treat wastewater sent to it by the City. The letter of intent states that the City agrees to pay us $50,100 in addition to the $16,911 paid to us by the City in 2008 as an initial valuation payment for the Northern Assets (for a total payment of $67,011). The letter of intent is conditioned on our Board of Directors and City Council approving the final terms of the possible transaction, and the Company and the City entering into several definitive agreements that cover the subject matter of the letter of intent.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Further, the completion of the transaction is subject to regulatory requirements and approval. If this transaction is consummated, the Company will expand its sewer customer base in the City. The completion of the transaction is not expected to close until 2014. We continue to evaluate our legal and operational options on an ongoing basis.

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

Beginning in 2010, and continuing into 2013, we pursued a portfolio rationalization strategy to focus our operations in areas where we have critical mass and economic growth potential and to divest operations where limited customer growth opportunities exist, or where we are unable to achieve favorable operating results or a return on equity that we consider acceptable. In 2012, we sold our operations in Maine and New York, in 2011 we sold our operations in Missouri, and in 2010 we sold our operations in South Carolina. In connection with the sale of our New York and Missouri operations, we acquired additional utility systems (and customers) in Ohio and Texas, two of the larger states in Aqua America’s portfolio. Initiated in 2012, we began to market for sale our Florida utility operations and we believe, subject to certain contingencies, adjustments, and a legal challenge, the sale of our remaining operations in Florida will conclude in either the fourth quarter of 2013 or first quarter of 2014.

In 2011, one of our subsidiaries entered into a joint venture with a firm that operates natural gas pipelines and processing plants for the construction and operation of a private pipeline system to supply non-utility raw water to certain natural gas well drilling operations in Pennsylvania. The operation of the private pipeline system commenced in the second quarter of 2012 and marks an expansion of our growth venture in serving the raw water needs of firms in the natural gas and oil drilling industry.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Financial Condition

During the first six months of 2013, we had $134,880 of capital expenditures, issued $172,069 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $226,914. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements. The issuance of $172,069 of long-term debt was comprised principally of the funds borrowed under our revolving credit facility of $87,000 and the issuance of $85,000 of first mortgage bonds.

At June 30, 2013 we had $4,272 of cash and cash equivalents compared to $5,521 at December 31, 2012. During the first six months of 2013, we used the proceeds from the issuance of long-term debt, internally generated funds, the sale of certain water and wastewater utility systems, the sale of other assets, and the sale or issuance of common stock through our equity compensation plan and dividend reinvestment plan, to fund the cash requirements discussed above and to pay dividends.

At June 30, 2013, our $150,000 unsecured revolving credit facility, which expires in March 2017, had $125,040 available for borrowing. At June 30, 2013, we had short-term lines of credit of $160,500, of which $48,413 was available for borrowing. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with three banks, which is used to provide working capital, and as of June 30, 2013, $4,994 was available for borrowing.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

On June 7, 2012, the Company’s Pennsylvania operating subsidiary (“Aqua Pennsylvania”) reached a settlement agreement in its rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provided for the flow-through accounting treatment of certain income tax benefits upon Aqua Pennsylvania changing its tax accounting method to permit the expensing of certain utility asset improvement costs that have historically been capitalized and depreciated for book and tax purposes (the “Repair Change”). In December 2012, Aqua Pennsylvania implemented the Repair Change. As a result of the adoption of the Repair Change, prior to the receipt of Aqua Pennsylvania’s next rate order, the Repair Change results in a substantial reduction in income tax expense and greater net income and cash flow, and as a result will allow the Company to suspend any Distribution System Improvement Charges (“DSIC”) in 2013 and lengthen the amount of time until the next Aqua Pennsylvania rate case is filed.

In May 2013, the Board of Directors of the Company approved an approximately 9% increase to the Company’s quarterly cash dividend effective with the September 1, 2013 dividend payment. The Board of Directors declared a dividend of $0.190 per share for the September 1, 2013 dividend, up from $0.175 per share as compared to the Company’s dividend paid on June 1, 2013. In addition, the Board of Directors approved a five-for-four stock split to be effected in the form of a 25% stock distribution effective September 1, 2013 to shareholders of record on August 16, 2013. Aqua America’s par value of $0.50 per share will not change as a result of the common stock distribution, and as a result, on the distribution date an amount will be transferred from capital in excess of par value to common stock to record the stock split.

Results of Operations

Analysis of First Six Months of 2013 Compared to First Six Months of 2012

Unless specifically noted, the following discussion of the Company’s results of operations for the first six months of 2013 refers to the Company’s results of operations from continuing operations.

Revenues increased $19,976 or 5.6% primarily due to additional revenues associated with increased water and wastewater rates of $24,161 and additional water and wastewater revenues of $13,802 associated with a larger customer base due to acquisitions, offset by a decrease in infrastructure rehabilitation surcharges of $11,211, and a decrease in customer water consumption largely due to unfavorable weather conditions in many of our service territories during the second quarter of 2013. The decrease in infrastructure rehabilitation surcharges results from the January 1, 2013 suspension of Aqua Pennsylvania’s DSIC as a result of the implementation of the Repair Change.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Operations and maintenance expenses increased by $10,773 or 8.4% primarily due to operating costs associated with acquired utility systems and other growth ventures of $7,437 and the effect of the recognition in the second quarter of 2012 of a regulatory asset resulting from a completed rate case which when compared to the first six months of 2013 resulted in an increase to operations and maintenance expense by $3,356, offset by the June 2013 gain on the sale of a utility system of $1,025.

Depreciation expense increased $4,298 or 7.9% due to the utility plant placed in service since June 30, 2012, and the utility plant added due to our acquisition in Ohio in May of 2012.

Amortization increased $275 primarily due to the amortization of costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $5,275 or 24.5% primarily due to an increase in property taxes of $3,566 associated with our acquisition in Ohio and the effect of a favorable adjustment recorded in the first quarter of 2012 related to gross receipts, excise and franchise taxes for one of our operating subsidiaries of $824 which had the effect of increasing the first six months of 2013’s taxes other than income taxes.

Allowance for funds used during construction (“AFUDC”) decreased by $1,523 primarily due to a decrease in the average balance of proceeds held from tax-exempt bond issuances that are restricted to funding certain capital projects.

(Loss) gain on sale of other assets totaled $(17) during the first six months of 2013 and $506 during the first six months of 2012. The decrease of $523 is principally due to the timing of sales of an equity investment, land and other property.

Equity loss in joint venture totaled $1,810 during the first six months of 2013, and reflects a decline in water sales, due to sluggish well drilling activity, in connection with serving the raw water needs of certain firms in the natural gas and oil drilling industry.

Our effective income tax rate was 13.0% during the first six months of 2013 and 39.4% during the first six months of 2012. The effective income tax rate decreased due to Aqua Pennsylvania’s adoption in December 2012 of the Repair Change. The Repair Change reduced the Company’s income tax expense for the first six months of 2013 due to the flow-through treatment afforded by the Pennsylvania Public Utility Commission’s June 2012 rate order, thereby increasing net income. There was no corresponding Repair Change tax deduction in the first half of 2012, as the adoption of the Repair Change began in the fourth quarter of 2012.

Income from continuing operations increased by $26,110 or 38.0%, in comparison to the same period in 2012 primarily as a result of the factors described above. On a diluted per share basis, income from continuing operations increased $0.18 reflecting the change in income from continuing operations and a 1.2% increase in the average number of common shares outstanding.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Income from discontinued operations decreased by $5,308 or $0.04 per diluted share, in comparison to the same period in 2012 primarily as a result of the effect of the prior year recognition of the gain on sale of our Maine operating subsidiary net of income taxes of $10,821, offset by the net gain on sale recognized on the sales of our Florida operations in 2013, net of income taxes, of $3,555 and the effect of the prior recognition of charges incurred from the disposal of our New York subsidiary of $2,069.

Net income attributable to common shareholders increased by $20,802 or 26.2%, in comparison to the same period in 2012 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.14 reflecting the change in net income attributable to common shareholders and a 1.2% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan and dividend reinvestment plan.

Analysis of Second Quarter of 2013 Compared to Second Quarter of 2012

Unless specifically noted, the following discussion of the Company’s results of operations for the second quarter of 2013 refers to the Company’s results of operations from continuing operations.

Revenues increased $3,965 or 2.1% primarily due to additional revenues associated with increased water and wastewater rates of $10,955 and additional water and wastewater revenues of $3,689 associated with a larger customer base due to acquisitions, offset by a decrease in customer water consumption largely due to unfavorable weather conditions in many of our service territories during the second quarter of 2013 and a decrease in infrastructure rehabilitation surcharges of $4,971. The decrease in infrastructure rehabilitation surcharges results from the January 1, 2013 suspension of Aqua Pennsylvania’s DSIC as a result of the implementation of the Repair Change.

Operations and maintenance expenses increased by $7,287 or 11.5% primarily due to the effect of the recognition in the second quarter of 2012 of a regulatory asset resulting from a completed rate case which when compared to the second quarter of 2013 resulted in an increase to operations and maintenance expense by $3,356, operating costs associated with acquired utility systems and other growth ventures of $2,047, and normal increases in other operating costs, offset by the June 2013 gain on the sale of a utility system of $1,025.

Depreciation expense increased $1,785 or 6.4% due to the utility plant placed in service since June 30, 2012, and the utility plant added due to our acquisition in Ohio in May 2012.

Taxes other than income taxes increased by $1,234 or 10.3% primarily due to an increase in property taxes of $1,074 associated with our acquisition in Ohio.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

AFUDC decreased by $745 primarily due to a decrease in the average balance of proceeds held from tax-exempt bond issuances that are restricted to funding certain capital projects.

Equity loss in joint venture totaled $1,154 during the second quarter of 2013, and reflects a decline in water sales, due to sluggish well drilling activity, in connection with serving the raw water needs of certain firms in the natural gas and oil drilling industry.

Our effective income tax rate was 11.8% in the second quarter of 2013 and 39.5% in the second quarter of 2012. The effective income tax rate decreased due to Aqua Pennsylvania’s adoption in December 2012 of the Repair Change. The Repair Change reduced the Company’s second quarter 2013 income tax expense due to the flow-through treatment afforded by the Pennsylvania Public Utility Commission’s June 2012 rate order, thereby increasing net income. There was no corresponding Repair Change tax deduction in the second quarter of 2012, as the adoption of the Repair Change began in the fourth quarter of 2012.

Income from continuing operations increased by $11,768 or 28.2%, in comparison to the same period in 2012 primarily as a result of the factors described above. On a diluted per share basis, income from continuing operations increased $0.08, reflecting the change in income from continuing operations and a 1.3% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan and our dividend reinvestment plan.

Income from discontinued operations increased by $373 in comparison to the same period in 2012 primarily as a result of the effect of charges incurred from the disposal of our New York subsidiary of $1,874 in the second quarter of 2012, offset by the second quarter of 2013 loss on sale recognized for the sale of one of our Florida operations net of income taxes of $638.

Net income attributable to common shareholders increased by $12,141 or 29.3%, in comparison to the same period in 2012 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.08 reflecting the change in net income attributable to common shareholders and a 1.3% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan and dividend reinvestment plan.

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

Part II. Oth er Information

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

The City of Fort Wayne, Indiana (the “City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana (the “Northern Assets”). In January 2008, we reached a settlement with the City to transition the Northern Assets in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically stated that the final valuation of the Northern Assets will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the Northern Assets to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. The net book value of the Northern Assets has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated income statement. On March 16, 2009, oral argument was held before the Allen County Circuit Court on certain procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company appealed the Wells County Indiana Circuit Court’s decision to the Indiana Court of Appeals. On January 13, 2012, the Indiana Court of Appeals reached a decision upholding the Wells County Indiana Circuit Court decision. On February 10, 2012, the Company filed a petition for transfer requesting that the Indiana Supreme Court review the matter. On April 11, 2013, the Supreme Court of Indiana ruled that the statute at issue gives the Company the right to a full evidentiary hearing before a jury regarding the value of the assets and remanded the case to the trial court for a proceeding consistent with that ruling. The Company continues to evaluate its legal options with respect to this decision. Depending upon the outcome of all of the legal proceedings, including the planned transaction below, which would resolve this litigation, the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds.

In addition, in December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of the Company’s water utility system assets located in the southwest section of the City and in Allen County (the “Southern Assets”) and, if negotiations with Fort Wayne officials were to fail, to condemn the Southern Assets. The first public hearing on the ordinance was held on January 22, 2013 and a subsequent hearing scheduled for February 5, 2013 was not held due to ongoing settlement discussions between the parties. On July 2, 2013, the Company’s operating subsidiary and the City signed a letter of intent, which among other items, addresses many of the terms by which the City will purchase the Company’s Southern Assets, which will resolve the litigation between the Company and the City with respect to the Northern Assets, and will establish the terms by which the Company will treat wastewater sent to it by the City.

The letter of intent states that the City agrees to pay the Company $50,100,000 in addition to the $16,910,500 paid to the Company by the City in 2008 as an initial valuation payment for the Northern Assets (for a total cost of $67,010,500). The letter of intent is conditioned on the Company’s Board of Directors and City Council approving the final terms of the possible transaction, and the Company and the City entering into several definitive agreements that cover the subject matter of the letter of intent. Further, the completion of the transaction is subject to regulatory requirements and approval. If this transaction is consummated, the Company will expand its sewer customer based in the City. The completion of the transaction is not expected to close until 2014. The Company continues to evaluate its legal and operational options on an ongoing basis.

An appeal of a jury verdict for one of the Company’s subsidiaries, Aqua Utilities Florida, Inc., by a husband and wife who lived in a house abutting a percolation pond at a wastewater treatment plant owned by the Company’s subsidiary in Pasco County, Florida was voluntarily dismissed by the plaintiffs in 2011. The lawsuit was originally filed in August 2006 in the circuit court for the Sixth Judicial Circuit in and for Pasco County, Florida and has been amended several times by the plaintiffs. The lawsuit alleged our subsidiary was negligent in the design, operation and maintenance of the plant, resulting in bodily injury to the plaintiffs and various damages to their property. Subsequent amendments to the complaint included additional counts alleging trespass, nuisance, and strict liability. A trial of this matter during January 2011 resulted in a judicial dismissal of the count for strict liability and jury verdicts in favor of the Company on the remaining counts. On June 16, 2011, the plaintiffs agreed to dismiss their appeals and to release all claims against our subsidiary and the Company, which resulted in the conclusion of the original plaintiffs’ litigation against our subsidiary. In the third quarter of 2008, thirty-six additional plaintiffs, associated with approximately eight other homes in the area, filed a second lawsuit with the same court and represented by the same attorneys making similar allegations against our subsidiary with respect to the operation of the facility. The court has severed the litigation so that the plaintiffs will be grouped by the houses in which they lived and a separate trial will be held for each of the households. Some of these plaintiffs testified in the trial of the original lawsuit in which all allegations were resolved in the Company’s favor. The claims from the first of these households were expected to go to trial in May 2013. However, the parties are in the process of implementing a confidential comprehensive agreement to settle the claims of all thirty-six plaintiffs. The settlement is dependent upon all plaintiffs signing releases, which has not yet occurred. The settlement is covered by the Company’s insurance coverage. At this time, the Company’s reserves are adequate and the Company believes that the estimated amount of any potential loss would not be material to the Company’s consolidated results of operations or consolidated financial condition.

One of the Company’s subsidiaries, South Haven Sewer Works, acquired in 2008 has been operating under a Consent Decree with the EPA and the United States Department of Justice entered into in 2003 while under ownership of a previous owner. Although substantial improvements to the system have been made to significantly reduce the number of sanitary sewer overflows at the sewer system since the Company’s acquisition of the subsidiary, the EPA and Department of Justice proposed revisions to the Consent Decree to address purported sanitary sewer overflow violations since the date of the original Consent Decree. On April 15, 2013, the Company’s subsidiary and the EPA and Department of Justice submitted a proposed modification of the Consent Decree for approval by the Northern District of Indiana US District Court. The Court entered the modification on April 25, 2013. The modification includes the provision of operational compliance and implementation of a Capacity, Management, Operations, and Maintenance program for one year and a civil penalty in the amount of $254,250. The Company had withheld payment of a certain amount of shares payable to the sellers as a contingent indemnification offset related to the proceedings. Pursuant to further agreement with the sellers, the Company retained a portion of those shares in an amount covering the stipulated penalty amounts and anticipated attendant costs, and released a certain number of shares to the sellers. The Company intends to release a final designated amount of shares to the seller that were withheld to cover contingent increases prior to entry of the final modification in the absence of such contingent increases.

Item 1A.	Risk Factors

There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Form 10-K”) under “Part 1, Item 1A – Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Aqua America’s purchases of its common stock for the quarter ended June 30, 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs (2)
April 1 - 30, 2013	—	$—	—	548,278
May 1 - 31, 2013	15,651	$31.73	—	548,278
June 1 - 30, 2013	305,188	$31.36	—	548,278

Total	320,839	$31.38	—	548,278

(1)	These amounts consist of shares we purchased from employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the restricted stock awards or on the day prior to the option exercise.
(2)	On August 5, 1997, our Board of Directors authorized a common stock repurchase program that was publicly announced on August 7, 1997, for up to 1,007,351 shares. No repurchases have been made under this program since 2000. The program has no fixed expiration date. The number of shares authorized for purchase was adjusted as a result of the stock splits affected in the form of stock distributions since the authorization date.

Item 4.	Mine Safety Disclosures

Not applicable

Item 6.	Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 7, 2013

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