Form 10-Q
period 2013-09-30
AQUA AMERICA INC
filed 2013-11-08
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 24, 2013: 176,709,658

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
	2013	2012
Assets
Property, plant and equipment, at cost	$5,265,148	$5,050,400
Less: accumulated depreciation	1,174,775	1,114,237

Net property, plant and equipment	4,090,373	3,936,163

Current assets:
Cash and cash equivalents	6,393	5,521
Accounts receivable and unbilled revenues, net	98,303	92,921
Income tax receivable	16,082	16,082
Deferred income taxes	40,385	37,818
Inventory, materials and supplies	12,433	11,757
Prepayments and other current assets	9,353	10,372
Assets of discontinued operations held for sale	28,607	86,423

Total current assets	211,556	260,894

Regulatory assets	637,314	521,264
Deferred charges and other assets, net	50,031	49,852
Investment in joint venture	45,316	38,620
Funds restricted for construction activity	11,626	23,572
Goodwill	27,882	28,152

	$5,074,098	$4,858,517

Liabilities and Equity
Aqua America stockholders’ equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 177,880,647 and 175,985,437 in 2013 and 2012	$88,940	$70,472
Capital in excess of par value	739,062	718,482
Retained earnings	698,689	611,303
Treasury stock, at cost, 1,177,959 and 776,355 shares in 2013 and 2012	(27,074)	(14,668)
Accumulated other comprehensive income	223	115

Total Aqua America stockholders’ equity	1,499,840	1,385,704
Noncontrolling interest	197	188

Total equity	1,500,037	1,385,892

Long-term debt, excluding current portion	1,439,338	1,543,954
Commitments and contingencies (See Note 13)	—	—
Current liabilities:
Current portion of long-term debt	81,449	45,038
Loans payable	109,786	80,383
Accounts payable	41,382	55,506
Accrued interest	20,450	14,026
Accrued taxes	20,458	28,214
Other accrued liabilities	27,392	27,360
Liabilities of discontinued operations held for sale	17,352	23,637

Total current liabilities	318,269	274,164

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	835,003	723,367
Customers’ advances for construction	71,927	71,595
Regulatory liabilities	284,823	241,363
Other	152,703	157,978

Total deferred credits and other liabilities	1,344,456	1,194,303

Contributions in aid of construction	471,998	460,204

	$5,074,098	$4,858,517

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
Operating revenues	$580,035	$570,279
Operating expenses:
Operations and maintenance	211,234	199,664
Depreciation	88,971	82,736
Amortization	3,903	3,773
Taxes other than income taxes	40,321	34,700

	344,429	320,873

Operating income	235,606	249,406
Other expense (income):
Interest expense, net	57,834	58,384
Allowance for funds used during construction	(1,468)	(3,484)
Gain on sale of other assets	(121)	(826)
Equity loss (earnings) in joint venture	1,732	(931)

Income from continuing operations before income taxes	177,629	196,263
Provision for income taxes	19,366	77,310

Income from continuing operations	158,263	118,953
Discontinued operations:
Income from discontinued operations before income taxes	8,524	18,813
Provision for income taxes	3,019	7,758

Income from discontinued operations	5,505	11,055

Net income attributable to common shareholders	$163,768	$130,008

Income from continuing operations per share:
Basic	$0.90	$0.68

Diluted	$0.90	$0.68

Income from discontinued operations per share:
Basic	$0.03	$0.06

Diluted	$0.03	$0.06

Net income per common share:
Basic	$0.93	$0.75

Diluted	$0.93	$0.74

Average common shares outstanding during the period:
Basic	175,964	173,981

Diluted	176,732	174,688

Cash dividends declared per common share	$0.432	$0.536

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	September 30,
	2013	2012
Operating revenues	$204,345	$214,565
Operating expenses:
Operations and maintenance	72,065	71,268
Depreciation	30,188	28,251
Amortization	1,175	1,320
Taxes other than income taxes	13,537	13,191

	116,965	114,030

Operating income	87,380	100,535
Other expense (income):
Interest expense, net	19,350	19,597
Allowance for funds used during construction	(426)	(919)
Gain on sale of other assets	(138)	(320)
Equity earnings in joint venture	(78)	(682)

Income from continuing operations before income taxes	68,672	82,859
Provision for income taxes	5,188	32,575

Income from continuing operations	63,484	50,284
Discontinued operations:
Income from discontinued operations before income taxes	193	819
Provision for income taxes	60	444

Income from discontinued operations	133	375

Net income attributable to common shareholders	$63,617	$50,659

Income from continuing operations per share:
Basic	$0.36	$0.29

Diluted	$0.36	$0.29

Income from discontinued operations per share:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Net income per common share:
Basic	$0.36	$0.29

Diluted	$0.36	$0.29

Average common shares outstanding during the period:
Basic	176,483	174,596

Diluted	177,575	175,608

Cash dividends declared per common share	$—	$0.272

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income attributable to common shareholders	$163,768	$130,008	$63,617	$50,659
Other comprehensive income, net of tax:
Unrealized holding gain on investments, net of tax of $9 and $73 for the nine months and $32 and $22 for the three months ended, September 30, respectively	18	139	60	42
Reclassification adjustment for loss (gain) reported in net income, net of tax (benefit) of $(49) and $172 for the nine months and $82 for the three months ended, September 30, respectively (1) (2)	90	(319)	—	(153)

Comprehensive income	$163,876	$129,828	$63,677	$50,548

(1)	Amount of pre-tax loss (gain) of $139 and $(491) reclassified from accumulated other comprehensive income to loss (gain) on sale of other assets on the consolidated statements of net income for the nine months ended September 30, 2013 and 2012, respectively.
(2)	Amount of pre-tax gain of $(235) reclassified from accumulated other comprehensive income to gain on sale of other assets on the consolidated statements of net income for the three months ended September 30, 2012.

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		September 30,	December 31,
		2013	2012
Aqua America stockholders’ equity:
Common stock, $.50 par value		$88,940	$70,472
Capital in excess of par value		739,062	718,482
Retained earnings		698,689	611,303
Treasury stock, at cost		(27,074)	(14,668)
Accumulated other comprehensive income		223	115

Total Aqua America stockholders’ equity		1,499,840	1,385,704
Noncontrolling interest		197	188

Total equity		1,500,037	1,385,892

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):

Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2031	4,576	2,884
1.00% to 1.99%	2014 to 2035	29,485	27,251
2.00% to 2.99%	2024 to 2031	15,825	17,120
3.00% to 3.99%	2016 to 2047	141,195	107,477
4.00% to 4.99%	2020 to 2048	397,499	367,657
5.00% to 5.99%	2014 to 2043	309,488	320,729
6.00% to 6.99%	2015 to 2036	64,918	64,903
7.00% to 7.99%	2022 to 2027	35,211	35,660
8.00% to 8.99%	2021 to 2025	19,371	19,632
9.00% to 9.99%	2013 to 2026	28,687	34,547
10.40%	2018	6,000	6,000

		1,052,255	1,003,860
Notes payable to bank under revolving credit agreement, variable rate, due March 2017		5,000	100,000
Unsecured notes payable:
Notes at 3.57% due 2027		50,000	50,000
Notes ranging from 4.62% to 4.87%, due 2014 through 2024		171,400	193,000
Notes ranging from 5.01% to 5.95%, due 2015 through 2037		242,132	242,132

		1,520,787	1,588,992
Current portion of long-term debt		81,449	45,038

Long-term debt, excluding current portion		1,439,338	1,543,954

Total capitalization		$2,939,375	$2,929,846

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income	Interest	Total
Balance At December 31, 2012	$70,472	$718,482	$611,303	$(14,668)	$115	$188	$1,385,892
Net income	—	—	163,768	—	—	9	163,777
Other comprehensive income, net of income tax of $58	—	—	—	—	108	—	108
Dividends paid	—	—	(76,028)	—	—	—	(76,028)
Stock split	17,655	(17,655)	—	—	—	—	—
Sale of stock (449,129 shares)	188	9,881	—	409	—	—	10,478
Repurchase of stock (414,869 shares)	—	—	—	(12,815)	—	—	(12,815)
Equity compensation plan (43,500 shares)	17	(17)	—	—	—	—	—
Exercise of stock options (1,517,804 shares)	608	24,333	—	—	—	—	24,941
Stock-based compensation	—	4,038	(354)	—	—	—	3,684

Balance At September 30, 2013	$88,940	$739,062	$698,689	$(27,074)	$223	$197	$1,500,037

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$163,768	$130,008
Income from discontinued operations	5,505	11,055

Income from continuing operations	158,263	118,953

Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	92,874	86,509
Deferred income taxes	19,895	59,498
Provision for doubtful accounts	3,338	3,072
Stock-based compensation	4,043	4,020
Gain on sale of utility system	(1,025)	—
Gain on sale of other assets	(121)	(826)
Net increase in receivables, inventory and prepayments	(2,786)	(18,254)
Net increase in payables, accrued interest, accrued taxes and other accrued liabilities	2,353	25,896
Other	2,293	(2,649)

Operating cash flows from continuing operations	279,127	276,219
Operating cash flows from (used in) discontinued operations, net	471	(10,005)

Net cash flows from operating activities	279,598	266,214

Cash flows from investing activities:
Property, plant and equipment additions, including allowance for funds used during construction of $1,468 and $3,484	(216,062)	(262,832)
Acquisitions of utility systems and other, net	(14,404)	(116,050)
Additions to funds restricted for construction activity	(6)	(2,086)
Release of funds previously restricted for construction activity	11,952	55,416
Net proceeds from the sale of utility system and other assets	3,187	3,766
Investment in joint venture	(9,800)	(19,156)
Other	(439)	(1,701)

Investing cash flows used in continuing operations	(225,572)	(342,643)
Investing cash flows from discontinued operations, net	51,076	74,009

Net cash flows used in investing activities	(174,496)	(268,634)

Cash flows from financing activities:
Customers’ advances and contributions in aid of construction	3,529	5,742
Repayments of customers’ advances	(2,020)	(3,840)
Net proceeds (repayments) of short-term debt	29,403	(10,121)
Proceeds from long-term debt	188,321	179,166
Repayments of long-term debt	(258,295)	(109,265)
Change in cash overdraft position	(11,881)	(14,108)
Proceeds from issuing common stock	10,478	9,732
Proceeds from exercised stock options	24,941	12,733
Stock-based compensation windfall tax benefits	—	603
Repurchase of common stock	(12,815)	(1,464)
Dividends paid on common stock	(76,028)	(68,932)

Financing cash flows (used in) from continuing operations	(104,367)	246
Financing cash flows from discontinued operations, net	137	92

Net cash flows (used in) from financing activities	(104,230)	338

Net increase (decrease) in cash and cash equivalents	872	(2,082)
Cash and cash equivalents at beginning of period	5,521	8,204

Cash and cash equivalents at end of period	$6,393	$6,122

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1	Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at September 30, 2013, the consolidated statements of net income and comprehensive income for the nine and three months ended September 30, 2013 and 2012 the consolidated statements of cash flow for the nine months ended September 30, 2013 and 2012 and the consolidated statement of equity for the nine months ended September 30, 2013 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. The December 31, 2012 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2012 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements. All common share, per common share, stock unit, and per stock unit data, for all periods presented, has been adjusted to give effect to the September 1, 2013 five-for-four stock split effected in the form of a 25% stock distribution (see Note 5).

Note 2	Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2012	$24,031	$4,121	$28,152
Reclassifications to utility plant acquisition adjustment	(270)	—	(270)

Balance At September 30, 2013	$23,761	$4,121	$27,882

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

As of July 31, 2013, management performed its annual test of goodwill for impairment, in conjunction with the preparation of the Company’s annual five-year financial plan. Based on the Company’s comparison of the estimated fair value of its reporting units to their respective carrying amounts, management concluded that the estimated fair value of each reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount by an amount in excess of 10%.

Note 3	Acquisitions

In March 2013, the Company acquired the water and wastewater system assets of Total Environmental Solutions, Inc. located in Clearfield County, Pennsylvania serving approximately 4,200 customers. The total purchase price consisted of $10,350 in cash.

In May 2012, the Company purchased all of the stock of the subsidiary that holds American Water Works Company, Inc.’s regulated water and wastewater operations in Ohio serving approximately 59,000 customers. The total purchase price consisted of $102,154 in cash plus certain assumed liabilities, including debt of $14,281.

Note 4	Discontinued Operations and Other Disposition

Discontinued Operations – In September 2012, the Company began to market for sale its water and wastewater operations in Florida, which served approximately 38,000 customers, and the Company’s wastewater treatment facility in Georgia. In December 2012, the Company entered into a definitive agreement to sell 80 of its water and wastewater systems in Florida to the Florida Governmental Utility Authority (“FGUA”). These 80 systems represented approximately 56% of our customers served in Florida. In March 2013, the Company completed its sale to FGUA. In addition, in March 2013, the Company sold 15 of its Florida water and wastewater systems representing approximately 9% of our customers served in Florida in separate transactions with separate buyers. Further, in April 2013, the Company sold its water and wastewater systems in DeSoto County, Florida to DeSoto County representing approximately 2% of our customers served in Florida. The Company received total net proceeds from these sales of $52,276, and recognized a gain on sale of $5,469 ($3,555 after-tax). Lastly, in June 2013, the Company entered into a definitive agreement to sell its water and wastewater systems in Sarasota, Florida to Sarasota County for cash at closing of $36,800, which is subject to certain adjustments. In July 2013, the Company received a threat of a legal challenge to this transaction that may have delayed or ultimately terminated this transaction; however, in September 2013, the Company reached a settlement of the matter, subject to the satisfaction of certain conditions at settlement. The Company believes it will be able to complete the sale of these assets at either the end of 2013 or during the first quarter of 2014, which will conclude the Company’s operations in Florida. The Company has accounted for its Sarasota, Florida operations and its wastewater treatment facility in Georgia as businesses held for sale, and the sale of the Company’s wastewater treatment facility in Georgia will conclude the Company’s operations in this state.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

A summary of discontinued operations presented in the consolidated statements of net income include the following:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Operating revenues	$10,496	$25,308	$2,078	$5,934
Total operating expenses	7,440	20,212	1,884	4,206

Operating income	3,056	5,096	194	1,728
Other (income) expense:
Gain on sale	(5,469)	(14,718)	—	—
Other, net	1	1,001	1	909

Income from discontinued operations before income taxes	8,524	18,813	193	819
Provision for income taxes	3,019	7,758	60	444

Income from discontinued operations	$5,505	$11,055	$133	$375

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The assets and liabilities of discontinued operations presented in the consolidated balance sheets include the following:

	September 30,	December 31,
	2013	2012
Property, plant and equipment, at cost	$46,933	$128,463
Less: accumulated depreciation	19,891	48,856

Net property, plant and equipment	27,042	79,607
Current assets	1,429	4,656
Regulatory assets	136	2,034
Other assets	—	126

Assets of discontinued operations held for sale	28,607	86,423
Current liabilities	6,574	2,074
Deferred income taxes and investment tax credits	2,443	5,166
Contributions in aid of construction	7,506	15,560
Other liabilities	829	837

Liabilities of discontinued operations held for sale	17,352	23,637

Net assets	$11,255	$62,786

Other Dispositions – In June 2013, the Company sold a water and wastewater utility system for net proceeds of $3,400. The sale resulted in the recognition of a gain on sale of these assets, net of expenses, of $1,025. The utility system represented approximately 0.04% of the Company’s total assets. This disposition has not been presented as discontinued operations in the Company’s consolidated financial statements as the Company does not believe that disclosure of this disposed water and wastewater utility system as discontinued operations is meaningful to the reader of the financial statements for making investment decisions, either individually or in the aggregate. The gain is reported in the consolidated statements of net income as a reduction to operations and maintenance expense.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The City of Fort Wayne, Indiana (the “City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana (the “Northern Assets”). In January 2008, the Company reached a settlement with the City to transition the Northern Assets in February 2008 upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically stated that the final valuation of the Northern Assets will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, the Company turned over the Northern Assets to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. The net book value of the Northern Assets has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City of Fort Wayne, the amounts deferred will be recognized in the Company’s consolidated statement of net income. On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether the Company is entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company disagreed with the Court’s decision and appealed the Wells County Indiana Circuit Court’s decision to the Indiana Court of Appeals. On January 13, 2012, the Indiana Court of Appeals reached a decision upholding the Wells County Indiana Circuit Court decision. On February 10, 2012, the Company filed a petition for transfer requesting that the Indiana Supreme Court review the matter. On April 11, 2013, the Supreme Court of Indiana ruled that the statute at issue gives the Company the right to a full evidentiary hearing before a jury regarding the value of the assets and remanded the case to the trial court for a proceeding consistent with that ruling. The Company continues to evaluate its legal options with respect to this decision. Depending upon the outcome of all of the legal proceedings, including the planned transaction below, which would resolve this litigation, the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds. The Northern Assets relinquished represents approximately 0.4% of the Company’s total assets.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In addition, in December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of the Company’s water utility system assets located in the southwest section of the City and in Allen County (the “Southern Assets”), and if negotiations with Fort Wayne officials were to fail, to condemn the Southern Assets. The first public hearing on the ordinance was held on January 22, 2013 and a subsequent hearing scheduled for February 5, 2013 was not held due to ongoing settlement discussions between the parties. On July 2, 2013, the Company’s operating subsidiary and the City signed a letter of intent, which among other items, addresses many of the terms by which the City would purchase the Company’s Southern Assets, will resolve the litigation between the Company and the City with respect to the Northern Assets, and will establish the terms by which the Company’s operating subsidiary will treat wastewater sent to it by the City. The letter of intent states that the City agrees to pay the Company $50,100 for the Northern Assets and Southern Assets in addition to the $16,911 paid to the Company by the City in 2008 as an initial valuation payment for the Northern Assets (for a total payment of $67,011). The letter of intent is conditioned on the Company’s Board of Directors and City Council approving the final terms of the possible transaction, and the Company and the City entering into several definitive agreements that cover the subject matter of the letter of intent. Further, the completion of the transaction is subject to regulatory requirements and approval. If this transaction is consummated, the Company will expand its sewer customer base in the City. The completion of the transaction is not expected to close until the third quarter of 2014. The Company continues to evaluate its legal and operational options on an ongoing basis.

Note 5	Capitalization

In October 2013, the Company’s operating subsidiary, Aqua Pennsylvania, Inc., issued $75,000 of first mortgage bonds, of which $25,000 is due in 2031, $25,000 in 2045, and $25,000 in 2046 with interest rates of 3.94%, 4.61%, and 4.62%, respectively. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

In October 2013, the Company’s Board of Directors approved a resolution authorizing the Company to purchase, from time to time, up to 685,348 shares of its common stock in the open market or through privately negotiated transactions. This authorization renewed the number of shares that had remained, when affected for stock splits, from an existing share buy-back authorization from 1997. The specific timing, amount and other terms of repurchases will depend on market conditions, regulatory requirements and other factors.

In May 2013, the Company’s operating subsidiary, Aqua Ohio, Inc., issued $85,000 of first mortgage bonds, of which $35,000 is due in 2033, $30,000 in 2044, and $20,000 in 2048 with interest rates of 3.75%, 4.18%, and 4.43%, respectively. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

In May 2013, the Board of Directors of the Company approved a five-for-four stock split to be effected in the form of a 25% stock distribution to shareholders of record on August 16, 2013. Common shares outstanding do not include shares held by the Company in treasury. The new shares were distributed on September 1, 2013. Aqua America’s par value of $0.50 per share did not change as a result of the common stock distribution, and $17,655 was transferred from capital in excess of par value to common stock to record the stock split. All common share, per common share, stock unit, and per stock unit data, for all periods presented, has been adjusted to give effect to the stock split.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended September 30, 2013.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented. The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of funds restricted for construction activity and loans payable are determined based on their carrying amount and utilizing Level 1 methods and assumptions. As of September 30, 2013 and December 31, 2012, the carrying amount of the Company’s funds restricted for construction activity was $11,626 and $23,572, respectively, which equates to their estimated fair value. As of September 30, 2013 and December 31, 2012, the carrying amount of the Company’s loans payable was $109,786 and $80,383, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing Level 2 methods and assumptions. As of September 30, 2013 and December 31, 2012, the carrying amounts of the Company’s cash and cash equivalents was $6,393 and $5,521, respectively, which equates to their fair value.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	September 30,	December 31,
	2013	2012
Carrying Amount	$1,520,787	$1,588,992
Estimated Fair Value	1,530,187	1,702,997

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The Company’s customers’ advances for construction have a carrying value of $71,927 as of September 30, 2013, and $71,595 as of December 31, 2012. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases. Portions of these non-interest bearing instruments are payable annually through 2028 and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Average common shares outstanding during the period for basic computation	175,964	173,981	176,483	174,596
Dilutive effect of employee stock-based compensation	768	707	1,092	1,012

Average common shares outstanding during the period for diluted computation	176,732	174,688	177,575	175,608

For the nine and three months ended September 30, 2013, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods. For the nine and three months ended September 30, 2012, employee stock options to purchase 534,940 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated cost to exercise the stock options was greater than the average market price of the Company’s common stock during these periods.

Note 8	Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The 2009 Plan authorizes 6,250,000 shares for issuance under the plan. A maximum of 50% of the shares available for issuance under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards and the maximum number of shares that may be subject to grants under the Plan to any one individual in any one year is 250,000. Awards under the 2009 Plan are made by a committee of the Board of Directors. At September 30, 2013, 4,647,025 shares underlying stock-based compensation awards were still available for grants under the 2009 Plan. No further grants may be made under the 2004 Plan.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation for performance share units within operations and maintenance expenses	$2,723	$1,613	$1,044	$571

The following table summarizes nonvested PSU transactions for the nine months ended September 30, 2013:

		Weighted
	Number of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	414,168	$18.82
Granted	166,641	26.88
Performance criteria adjustment	14,098	19.77
Forfeited	(15,061)	26.22
Vested	(18,000)	19.51
Share unit awards issued	—	—

Nonvested share units at end of period	561,846	$21.01

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the nine months ended September 30, 2013 and 2012 was $26.88 and $19.11, respectively. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, which range from 24 to 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation for restricted stock units within operations and maintenance expenses	$612	$468	$214	$167

The following table summarizes nonvested RSU transactions for the nine months ended September 30, 2013:

	Number of Stock Units	Weighted Average Fair Value
Nonvested stock units at beginning of period	85,597	$17.89
Granted	48,133	23.28
Vested	(19,500)	17.83
Forfeited	(1,564)	20.78

Nonvested stock units at end of period	112,666	$20.16

The per unit weighted-average fair value at the date of grant for RSUs granted during the nine months ended September 30, 2013 and 2012 was $23.28 and $17.99, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Stock Options – The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model. The following table provides compensation costs for stock-based compensation related to stock options granted in prior periods:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation for stock options within operations and maintenance expenses	$30	$487	$—	$122
Income tax benefit	433	492	110	220

There were no stock options granted during the nine months ended September 30, 2013 or 2012.

The following table summarizes stock option transactions for the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	3,121,378	$16.65
Granted	—	—
Forfeited	—	—
Expired	(17,189)	22.84
Exercised	(1,517,804)	16.44

Outstanding and exercisable at end of period	1,586,385	$16.79	3.9	$12,600

Restricted Stock – The following table provides compensation costs for stock-based compensation related to restricted stock:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation for restricted stock within operations and maintenance expenses	$678	$1,444	$92	$312

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes nonvested restricted stock transactions for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of period	147,160	$15.38
Granted	16,000	25.09
Vested	(100,660)	15.49
Forfeited	—	—

Nonvested shares at end of period	62,500	$17.70

The per unit weighted-average fair value at the date of grant for restricted stock granted during the nine months ended September 30, 2013 and 2012 was $25.09 and $18.47, respectively.

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

	Pension Benefits
	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Service cost	$4,101	$3,662	$1,209	$1,258
Interest cost	9,494	9,446	3,164	3,284
Expected return on plan assets	(11,078)	(9,994)	(3,692)	(3,595)
Amortization of prior service cost	171	208	57	69
Amortization of actuarial loss	6,105	4,924	2,073	1,644
Capitalized costs	(3,215)	(2,781)	(1,098)	(998)

Net periodic benefit cost	$5,578	$5,465	$1,713	$1,662

	Other Postretirement Benefits
	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Service cost	$1,188	$958	$338	$349
Interest cost	1,956	1,906	622	665
Expected return on plan assets	(1,694)	(1,517)	(574)	(535)
Amortization of transition obligation	—	9	—	(9)
Amortization of prior service cost	(221)	(202)	(73)	(98)
Amortization of actuarial loss	1,085	772	395	261
Amortization of regulatory asset	—	69	—	1
Capitalized costs	(569)	(508)	(191)	(184)

Net periodic benefit cost	$1,745	$1,487	$517	$450

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

During the first nine months of 2013, the Company’s operating divisions in Texas, Ohio, and Virginia were granted base rate increases designed to increase total operating revenues on an annual basis by $9,328. Further, during the first nine months of 2013, the Company’s operating divisions in New Jersey, Ohio, and Illinois received infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $3,027.

In August 2013, the Company’s operating subsidiary in North Carolina filed an application with the North Carolina Utilities Commission designed to increase water and wastewater rates by $8,611, or 19.2%, on an annual basis. The Company anticipates a final order to be issued by April 2014.

In February 2012, two of the Company’s operating divisions in Texas began to bill interim rates in accordance with authorization from the Texas Commission on Environmental Quality (the “TCEQ”). The additional revenue billed and collected prior to the TCEQ’s final ruling was subject to refund based on the outcome of the rate case. The rate case concluded with the issuance of an order on June 3, 2013, and no refunds of revenue previously billed and collected were required.

Note 11	Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Property	$19,355	$15,595	$6,357	$6,163
Capital stock	1,600	2,393	488	745
Gross receipts, excise and franchise	8,902	7,222	3,245	3,128
Payroll	5,793	5,239	1,684	1,530
Other	4,671	4,251	1,763	1,625

Total taxes other than income	$40,321	$34,700	$13,537	$13,191

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

The following table presents the Company’s segment information for its continuing operations:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$199,882	$4,463	$204,345	$209,674	$4,891	$214,565
Operations and maintenance expense	68,470	3,595	72,065	68,351	2,917	71,268
Depreciation	30,081	107	30,188	28,764	(513)	28,251
Operating income	87,117	263	87,380	98,503	2,032	100,535
Interest expense, net of AFUDC	17,450	1,474	18,924	16,915	1,763	18,678
Income tax expense (benefit)	5,740	(552)	5,188	32,682	(107)	32,575
Income (loss) from continuing operations	64,010	(526)	63,484	48,971	1,313	50,284

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$567,255	$12,780	$580,035	$556,847	$13,432	$570,279
Operations and maintenance expense	202,909	8,325	211,234	190,276	9,388	199,664
Depreciation	89,200	(229)	88,971	83,772	(1,036)	82,736
Operating income	232,771	2,835	235,606	245,871	3,535	249,406
Interest expense, net of AFUDC	51,746	4,620	56,366	50,401	4,499	54,900
Income tax expense (benefit)	21,023	(1,657)	19,366	78,652	(1,342)	77,310
Income (loss) from continuing operations	160,167	(1,904)	158,263	117,133	1,820	118,953
Capital expenditures	215,230	832	216,062	262,104	728	262,832

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30, 2013	December 31, 2012
Total assets:
Regulated	$4,858,111	$4,566,327
Other and eliminations	215,987	292,190

Consolidated	$5,074,098	$4,858,517

Note 13	Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of September 30, 2013, the aggregate amount of $12,284 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. Further, the Company has insurance coverage for certain of these loss contingencies, and as of September 30, 2013, estimates that approximately $1,369 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $1,771 at September 30, 2013 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14	Income Taxes

During the nine months ended September 30, 2013, the Company’s Federal net operating loss carryforward (“NOL”) increased by $75,068. In addition, during the nine months ended September 30, 2013, the Company’s state NOL carryforward increased by $161,769. As of September 30, 2013, the balance of the Company’s Federal NOL is $290,653. The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance. As of September 30, 2013, the balance of the Company’s state NOL is $537,068, a portion of which is offset by a valuation allowance of $7,715 because the Company does not believe the NOLs are more likely than not to be realized. The Company’s Federal and state NOL carryforwards begin to expire 2030 and 2021, respectively. The Company has unrecognized tax positions that result in the associated tax benefit being unrecognized. The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $60,103 and $84,822, respectively, which results from the Company’s adoption in the third quarter of 2013 of the FASB’s accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions are $350,756 and $621,890, respectively. The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

On June 7, 2012, the Company’s Pennsylvania operating subsidiary (“Aqua Pennsylvania”) reached a settlement agreement in its rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provided for the flow-through accounting treatment of certain income tax benefits should Aqua Pennsylvania change its tax accounting method to permit the expensing of certain utility asset improvement costs that have historically been capitalized and depreciated for book and tax purposes (the “Repair Change”). In December 2012, Aqua Pennsylvania implemented the Repair Change, and recognized a tax deduction for 2012 infrastructure investments that were formerly capitalized for tax purposes, and the impact was recorded in the fourth quarter of 2012. During the third quarter of 2013, the Company recorded additional tax deductions for certain qualifying infrastructure improvements in connection with the preparation of its annual tax return filings, which resulted in both additional recognized and unrecognized tax benefits. In addition, the income tax benefits for qualifying capital expenditures made prior to 2012 (“catch-up adjustment”) have been deferred as of December 31, 2012 and, based on the settlement agreement, a ten-year amortization of the income tax benefits began in the first quarter of 2013. In accordance with the settlement agreement, the amortization is expected to reduce income tax expense during periods when certain qualifying parameters are met. As a result of the adoption of the Repair Change, prior to the receipt of Aqua Pennsylvania’s next rate order, the Repair Change results in a substantial reduction in income tax expense and greater net income and cash flows. A portion of the additional tax deductions recognized in the third quarter of 2013 relate to a change in the Company’s tax method of accounting for certain qualifying utility system repairs in certain other operating divisions. These divisions currently do not employ a flow-through method of accounting and as such the change in the Company’s tax method of accounting in these other operating divisions had no impact on the Company’s effective income tax rate. The Company’s effective income tax rate for the first nine months of 2013 and 2012, for its continuing operations, was 10.9% and 39.4%, respectively, and for the third quarter of 2013 and 2012, for its continuing operations, was 7.6% and 39.3%, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In September 2013, the Department of Treasury and the Internal Revenue Service issued “Guidance Regarding and Capitalization of Expenditures Related to Tangible Property” which contains standards for determining whether and when a taxpayer must capitalize costs incurred in acquiring, maintaining or improving tangible property. These regulations will be effective for the Company’s 2014 fiscal year and early adoption is available. The Company is currently reviewing the regulations to determine the impact on the Company’s consolidated financial statements when they are fully adopted.

The following table provides the changes in the Company’s unrecognized tax benefits:

2013
Balance at June 30,	$—
Increases in current period tax positions	29,510

Balance at September 30,	$29,510

The unrecognized tax benefits relate to the Company’s Repair Change, and the tax positions are attributable to temporary differences. As a result of the regulatory treatment afforded the Repair Change in Pennsylvania and despite these positions being temporary differences, as of September 30, 2013, $9,023 of these tax benefits would have an impact on the Company’s effective income tax rate in the event that the Company does sustain all, or a portion, of its tax positions. The Company does not anticipate material changes to its unrecognized tax benefits within the next year.

In April 2013, the Internal Revenue Service completed its examination of tax years 2010 and 2011. The statute of limitations for these tax years remains open until 2014 and 2015, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 15	Recent Accounting Pronouncements

In July 2013, the FASB issued updated accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update requires an entity to present in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement is available in this manner under the tax law. The updated guidance is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The Company early adopted the provisions of the updated guidance for its quarterly period beginning July 1, 2013, and the adoption of the revised guidance did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In February 2013, the FASB issued updated accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). The update requires an entity to present information about the amounts reclassified from AOCI in their financial statements in either a single note or parenthetically on the face of the financial statements. The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the provisions of the updated guidance for its quarterly reporting period beginning January 1, 2013, and the adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or consolidated financial position.

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

Beginning in 2010, and continuing into 2013, we pursued a portfolio rationalization strategy to focus our operations in areas where we have critical mass and economic growth potential and to divest operations where limited customer growth opportunities exist, or where we are unable to achieve favorable operating results or a return on equity that we consider acceptable. In 2012, we sold our operations in Maine and New York, in 2011 we sold our operations in Missouri, and in 2010 we sold our operations in South Carolina. In connection with the sale of our New York and Missouri operations, we acquired additional utility systems (and customers) in Ohio and Texas, two of the larger states in Aqua America’s portfolio. Initiated in 2012, we began to market for sale our Florida utility operations and we believe the sale of our remaining operations in Florida will conclude at the end of 2013 or during the first quarter of 2014.

In July 2011, we entered into a definitive agreement to sell our operations in Maine, which served approximately 16,000 customers. The sale of our utility in Maine closed in January 2012, concluding our regulated operations in Maine. Also, in July 2011, we entered into a definitive agreement to purchase all of American Water Works Company, Inc.’s regulated operations in Ohio (the “Ohio acquisition”), which served approximately 59,000 customers, and to simultaneously sell our regulated water and wastewater operations in New York, which served approximately 51,000 customers. In May 2012, we completed this transaction, concluding our regulated operations in New York. The Ohio acquisition was initially financed by short-term debt. The proceeds from the dispositions of our operations in New York and Maine were used to paydown a portion of our short-term debt and other general corporate purposes. In September 2012, we began to market for sale our water and wastewater operations in Florida, which served approximately 38,000 customers, and our waste water treatment facility in Georgia. In March and April 2013, we completed the sale of certain of our water and wastewater utility systems in Florida totaling approximately 67% of our customers served in Florida, and in June 2013, we entered into a definitive agreement to sell our remaining Florida water and wastewater systems in Sarasota, Florida to Sarasota County. In July 2013, we received a threat of a legal challenge to this transaction that may have delayed or ultimately terminated this transaction; however, in September 2013, we reached a settlement of the matter, subject to the satisfaction of certain conditions at settlement. We believe that we will be able to complete the sale of these assets at either the end of 2013 or during the first quarter of 2014, which will conclude the Company’s operations in Florida. We have accounted for the sale of our water and wastewater operations in New York, Maine, and Florida and planned disposition of our wastewater operation in Georgia as discontinued operations.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

In January 2008, we reached a settlement agreement with the City of Fort Wayne, Indiana, (the “City”) to transition the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana (the “Northern Assets”), upon receipt of the City’s initial valuation payment of $16,911. The settlement agreement specifically stated that the final valuation of the Northern Assets will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. In February 2008, we turned over the Northern Assets to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. In December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of our water utility assets located in the southwest section of the City and in Allen County (the “Southern Assets”), and if negotiations with Fort Wayne officials were to fail, to condemn the Southern Assets. In July 2013, we signed a letter of intent with the City, which among other items, addresses many of the terms by which the City will purchase our Southern Assets, will resolve the litigation between us and the City with respect to the valuation of the former Northern Assets, and will establish the terms by which our Indiana operating subsidiary will treat wastewater sent to it by the City. The letter of intent states that the City agrees to pay us $50,100 for the Northern Assets and Southern Assets in addition to the $16,911 paid to us by the City in 2008 as an initial valuation payment for the Northern Assets (for a total payment of $67,011). The letter of intent is conditioned on our Board of Directors and City Council approving the final terms of the possible transaction, and the Company and the City entering into several definitive agreements that cover the subject matter of the letter of intent. Further, the completion of the transaction is subject to regulatory requirements and approval. If this transaction is consummated, the Company will expand its sewer customer base in the City. The completion of the transaction is not expected to close until the third quarter of 2014. We continue to evaluate our legal and operational options on an ongoing basis.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Financial Condition

During the first nine months of 2013, we had $216,062 of capital expenditures, issued $188,321 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $258,295. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements. The issuance of $188,321 of long-term debt was comprised principally of the funds borrowed under our revolving credit facility of $99,000 and the issuance of $85,000 of first mortgage bonds. The repayment of debt and sinking fund contributions and other loan repayments of $258,295 were comprised of the repayment of funds borrowed under our revolving credit facility of $194,000 and sinking fund contributions and other loan repayments of $64,295.

At September 30, 2013 we had $6,393 of cash and cash equivalents compared to $5,521 at December 31, 2012. During the first nine months of 2013, we used the proceeds from the issuance of long-term debt, internally generated funds, the sale of certain water and wastewater utility systems, the sale of other assets, and the sale or issuance of common stock through our equity compensation plan and dividend reinvestment plan, to fund the cash requirements discussed above and to pay dividends.

At September 30, 2013, our $150,000 unsecured revolving credit facility, which expires in March 2017, had $120,040 available for borrowing. At September 30, 2013, we had short-term lines of credit of $160,500, of which $50,714 was available for borrowing. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with three banks, which is used to provide working capital, and as of September 30, 2013, $5,295 was available for borrowing.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

On June 7, 2012, the Company’s Pennsylvania operating subsidiary (“Aqua Pennsylvania”) reached a settlement agreement in its rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provided for the flow-through accounting treatment of certain income tax benefits upon Aqua Pennsylvania changing its tax accounting method to permit the expensing of certain utility asset improvement costs that have historically been capitalized and depreciated for book and tax purposes (the “Repair Change”). In December 2012, Aqua Pennsylvania implemented the Repair Change. During the third quarter of 2013, we recorded additional tax deductions for certain qualifying infrastructure improvements in connection with the preparation of our annual tax return filings, which resulted in both additional recognized and unrecognized tax benefits. As a result of the adoption of the Repair Change, prior to the receipt of Aqua Pennsylvania’s next rate order, the Repair Change results in a substantial reduction in income tax expense and greater net income and cash flow, and as a result allowed the Company to suspend its Distribution System Improvement Charges (“DSIC”) in 2013 and lengthen the amount of time until the next Aqua Pennsylvania rate case is filed. A portion of the additional tax deductions recognized in the third quarter of 2013 relate to a change in our tax method of accounting for certain qualifying utility system repairs in certain other operating divisions. These divisions currently do not employ a flow-through method of accounting and as such the change in the Company’s tax method of accounting in these other operating divisions had no impact on our effective income tax rate.

In May 2013, the Board of Directors of the Company approved an approximate 9% increase to the Company’s quarterly cash dividend effective with the September 1, 2013 dividend payment. The Board of Directors declared a dividend of $0.152 per share for the September 1, 2013 dividend, up from $0.14 per share as compared to the Company’s dividend paid on June 1, 2013. In addition, the Board of Directors approved a five-for-four stock split which was effected in the form of a 25% stock distribution on September 1, 2013 to shareholders of record on August 16, 2013. Aqua America’s par value of $0.50 per share did not change as a result of the common stock distribution, and as a result, on the distribution date $17,655 was transferred from capital in excess of par value to common stock to record the stock split.

In October 2013, the Board of Directors of the Company approved a resolution authorizing the Company to purchase, from time to time, up to 685,348 shares of its common stock in the open market or through privately negotiated transactions. This authorization renewed the number of shares that had remained, when affected for stock splits, from an existing share buy-back authorization from 1997. The specific timing, amount and other terms of repurchases will depend on market conditions, regulatory requirements and other factors.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Analysis of First Nine Months of 2013 Compared to First Nine Months of 2012

Unless specifically noted, the following discussion of the Company’s results of operations for the first nine months of 2013 refers to the Company’s results of operations from continuing operations.

Revenues increased $9,756 or 1.7% primarily due to additional revenues associated with increased water and wastewater rates of $25,060 and additional water and wastewater revenues of $15,245 associated with a larger customer base due to acquisitions, offset by a decrease in customer water consumption and a decrease in infrastructure rehabilitation surcharges of $10,804. The decrease in customer water consumption is largely due to unfavorable weather conditions in many of our service territories during the second and third quarters of 2013 and increases in water conservation awareness by our customers. The decrease in infrastructure rehabilitation surcharges results primarily from the January 1, 2013 suspension of Aqua Pennsylvania’s DSIC as a result of the implementation of the Repair Change.

Operations and maintenance expenses increased by $11,570 or 5.8% primarily due to operating costs associated with acquired utility systems and other growth ventures of $8,095, the effect of the recognition in the second quarter of 2012 of a regulatory asset resulting from a completed rate case which when compared to the first nine months of 2013 resulted in an increase to operations and maintenance expense by $3,356, and normal increases in other operating costs, offset by a decrease in water production costs of $2,620 attributed to decreased customer water consumption in the second and third quarters of 2013 and the June 2013 gain on the sale of a utility system of $1,025.

Depreciation expense increased $6,235 or 7.5% due to the utility plant placed in service since September 30, 2012, and the utility plant added due to our Ohio acquisition in May of 2012.

Taxes other than income taxes increased by $5,621 or 16.2% primarily due to an increase in property taxes of $3,760 associated with our Ohio acquisition, an increase in gross receipts, excise and franchise taxes of $1,680 due primarily to our Ohio acquisition as well as the effect of a favorable adjustment recorded in the first quarter of 2012 related to gross receipts, excise and franchise taxes for one of our operating subsidiaries of $824 which had the effect of increasing the first nine months of 2013’s taxes other than income taxes.

Allowance for funds used during construction (“AFUDC”) decreased by $2,016 primarily due to a decrease in the average balance of proceeds held from tax-exempt bond issuances that are restricted to funding certain capital projects.

Gain on sale of other assets totaled $121 during the first nine months of 2013 and $826 during the first nine months of 2012. The decrease of $705 is principally due to the timing of sales of an equity investment, land and other property.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Equity loss in joint venture totaled $1,732 during the first nine months of 2013, or a decrease of $2,663 as compared to the first nine months of 2012, and reflects a decline in water sales, due to sluggish well drilling activity, in connection with serving the raw water needs of certain firms in the natural gas and oil drilling industry.

Our effective income tax rate was 10.9% during the first nine months of 2013 and 39.4% during the first nine months of 2012. The effective income tax rate decreased due to Aqua Pennsylvania’s adoption in December 2012 of the Repair Change. The Repair Change reduced the Company’s income tax expense for the first nine months of 2013 due to the flow-through treatment afforded by the Pennsylvania Public Utility Commission’s June 2012 rate order, thereby increasing net income. There was no corresponding Repair Change tax deduction in the first nine months of 2012, as the adoption of the Repair Change began in the fourth quarter of 2012.

Income from continuing operations increased by $39,310 or 33.0%, in comparison to the same period in 2012 primarily as a result of the factors described above. On a diluted per share basis, income from continuing operations increased $0.22 reflecting the change in income from continuing operations and a 1.2% increase in the average number of common shares outstanding.

Income from discontinued operations decreased by $5,550 or $0.03 per diluted share, in comparison to the same period in 2012 primarily as a result of the effect of the prior year recognition of the gain on sale of our Maine operating subsidiary net of income taxes of $10,821, offset by the net gain on sale recognized on the sales of our Florida operations in 2013, net of income taxes, of $3,555 and the effect of the prior recognition of charges incurred from the disposal of our New York subsidiary of $2,069.

Net income attributable to common shareholders increased by $33,760 or 26.0%, in comparison to the same period in 2012 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.19 reflecting the change in net income attributable to common shareholders and a 1.2% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan and dividend reinvestment plan.

Analysis of Third Quarter of 2013 Compared to Third Quarter of 2012

Unless specifically noted, the following discussion of the Company’s results of operations for the third quarter of 2013 refers to the Company’s results of operations from continuing operations.

Revenues decreased $10,220 or 4.8% primarily due to a decrease in customer water consumption offset by additional water and wastewater revenues of $1,443 associated with a larger customer base due to acquisitions and additional revenues associated with increased water and wastewater rates of $899. The decrease in customer water consumption is largely due to unfavorable weather conditions in many of our service territories during the third quarter of 2013 and increases in water conservation awareness by our customers.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Operations and maintenance expenses increased by $797 or 1.1% primarily due to operating costs associated with acquired utility systems and other growth ventures of $658, and normal increases in other operating costs, offset by a decrease in water production costs of $1,065 attributed to decreased customer water consumption during the third quarter of 2013.

Depreciation expense increased $1,937 or 6.9% due to the utility plant placed in service since September 30, 2012.

Taxes other than income taxes increased by $346 or 2.6% primarily due to an increase in property taxes of $194 associated with our Ohio acquisition, an increase in payroll taxes of $154, an increase in other taxes of $138 primarily due to a rate increase for fees assessed for the pumping of water in Texas, and an increase in gross receipts, excise and franchise taxes of $117, offset by a decrease in capital stock taxes of $257 associated with a decrease in capital stock taxes assessed for our Pennsylvania subsidiary.

AFUDC decreased by $493 primarily due to a decrease in the average balance of proceeds held from tax-exempt bond issuances that are restricted to funding certain capital projects.

Equity earnings in joint venture decreased $604 due to a decline in water sales, associated with sluggish well drilling activity, in connection with serving the raw water needs of certain firms in the natural gas and oil drilling industry.

Our effective income tax rate was 7.6% in the third quarter of 2013 and 39.3% in the third quarter of 2012. The effective income tax rate decreased due to Aqua Pennsylvania’s adoption in December 2012 of the Repair Change. The Repair Change reduced the Company’s third quarter 2013 income tax expense due to the flow-through treatment afforded by the Pennsylvania Public Utility Commission’s June 2012 rate order, thereby increasing net income. There was no corresponding Repair Change tax deduction in the third quarter of 2012, as the adoption of the Repair Change began in the fourth quarter of 2012.

Income from continuing operations increased by $13,200 or 26.3%, in comparison to the same period in 2012 primarily as a result of the factors described above. On a diluted per share basis, income from continuing operations increased $0.07, reflecting the change in income from continuing operations and a 1.1% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan and our dividend reinvestment plan.

Income from discontinued operations decreased by $242 in comparison to the same period in 2012 primarily as a result of the sales of certain of our Florida operations completed in the first and second quarters of 2013.

AQUA AMERICA, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Net income attributable to common shareholders increased by $12,958 or 25.6%, in comparison to the same period in 2012 primarily as a result of the factors described above. On a diluted per share basis, earnings increased $0.07 reflecting the change in net income attributable to common shareholders and a 1.1% increase in the average number of common shares outstanding. The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan and dividend reinvestment plan.

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

In addition, in December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of the Company’s water utility system assets located in the southwest section of the City and in Allen County (the “Southern Assets”) and, if negotiations with Fort Wayne officials were to fail, to condemn the Southern Assets. The first public hearing on the ordinance was held on January 22, 2013 and a subsequent hearing scheduled for February 5, 2013 was not held due to ongoing settlement discussions between the parties. On July 2, 2013, the Company’s operating subsidiary and the City signed a letter of intent, which among other items, addresses many of the terms by which the City will purchase the Company’s Southern Assets, which will resolve the litigation between the Company and the City with respect to the Northern Assets, and will establish the terms by which the Company will treat wastewater sent to it by the City. The letter of intent states that the City agrees to pay the Company $50,100,000 for the Northern Assets and Southern Assets in addition to the $16,910,500 paid to the Company by the City in 2008 as an initial valuation payment for the Northern Assets (for a total cost of $67,010,500). The letter of intent is conditioned on the Company’s Board of Directors and City Council approving the final terms of the possible transaction, and the Company and the City entering into several definitive agreements that cover the subject matter of the letter of intent. Further, the completion of the transaction is subject to regulatory requirements and approval. If this transaction is consummated, the Company will expand its sewer customer based in the City. The completion of the transaction is not expected to close until the third quarter of 2014. The Company continues to evaluate its legal and operational options on an ongoing basis.

An appeal of a jury verdict for one of the Company’s subsidiaries, Aqua Utilities Florida, Inc., by a husband and wife who lived in a house abutting a percolation pond at a wastewater treatment plant owned by the Company’s subsidiary in Pasco County, Florida was voluntarily dismissed by the plaintiffs in 2011. The lawsuit was originally filed in August 2006 in the circuit court for the Sixth Judicial Circuit in and for Pasco County, Florida and has been amended several times by the plaintiffs. The lawsuit alleged our subsidiary was negligent in the design, operation and maintenance of the plant, resulting in bodily injury to the plaintiffs and various damages to their property. Subsequent amendments to the complaint included additional counts alleging trespass, nuisance, and strict liability. A trial of this matter during January 2011 resulted in a judicial dismissal of the count for strict liability and jury verdicts in favor of the Company on the remaining counts. On June 16, 2011, the plaintiffs agreed to dismiss their appeals and to release all claims against our subsidiary and the Company, which resulted in the conclusion of the original plaintiffs’ litigation against our subsidiary. In the third quarter of 2008, thirty-six additional plaintiffs, associated with approximately eight other homes in the area, filed a second lawsuit with the same court and represented by the same attorneys making similar allegations against our subsidiary with respect to the operation of the facility. The court has severed the litigation so that the plaintiffs will be grouped by the houses in which they lived and a separate trial will be held for each of the households. Some of these plaintiffs testified in the trial of the original lawsuit in which all allegations were resolved in the Company’s favor. The claims from the first of these households were expected to go to trial in May 2013. However, the parties have entered into a confidential comprehensive settlement agreement that has resulted in the court enforcing the settlement agreement and concluding the matter with prejudice. The settlement is covered by the Company’s insurance coverage. At this time, the Company’s reserves are adequate and the Company believes that the estimated amount of any potential loss would not be material to the Company’s consolidated results of operations or consolidated financial condition.

One of the Company’s subsidiaries, South Haven Sewer Works, acquired in 2008 has been operating under a Consent Decree with the EPA and the United States Department of Justice entered into in 2003 while under ownership of a previous owner. Although substantial improvements to the system have been made to significantly reduce the number of sanitary sewer overflows at the sewer system since the Company’s acquisition of the subsidiary, the EPA and Department of Justice proposed revisions to the Consent Decree to address purported sanitary sewer overflow violations since the date of the original Consent Decree. On April 15, 2013, the Company’s subsidiary and the EPA and Department of Justice submitted a proposed modification of the Consent Decree for approval by the Northern District of Indiana US District Court. The Court entered the modification on April 25, 2013. The modification includes the provision of operational compliance and implementation of a Capacity, Management, Operations, and Maintenance program for one year and a civil penalty in the amount of $254,250. The Company had withheld payment of a certain amount of shares payable to the sellers as a contingent indemnification offset related to the proceedings. Pursuant to further agreement with the sellers, the Company retained a portion of those shares in an amount covering the stipulated penalty amounts and anticipated attendant costs, and released a certain number of shares to the sellers. The Company intends to release a final designated amount of shares to the seller that were withheld to cover contingent increases in the absence of such contingent increases.

Item 1A.	Risk Factors

There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Form 10-K”) under “Part 1, Item 1A – Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Aqua America’s purchases of its common stock for the quarter ended September 30, 2013:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)
July 1 – 31, 2013	10,706	$25.37	—	685,348
August 1 – 31, 2013	25,106	$25.69	—	685,348
September 1 – 30, 2013	—	$—	—	685,348

Total	35,812	$25.60	—	685,348

(1)	These amounts consist of 6,985 shares we purchased from shareholders for the fractional shares that would otherwise have been issued in connection with the September 1, 2013 stock split, and shares we purchased from employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us (and, thus, selling) shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plans. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the restricted stock awards or on the day prior to the option exercise.
(2)	On October 4, 2013, our Board of Directors approved a resolution authorizing the purchase of up to 685,348 shares. This authorization renewed the number of shares that had remained, when affected for stock splits, from an existing buy-back authorization from 1997. The program has no fixed expiration date.

Item 6.	Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

November 8, 2013
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