Form 10-K
period 2013-12-31
AQUA AMERICA INC
filed 2014-03-03
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013: $4,379,910,212

For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by June 30, 2013, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.

The number of shares outstanding of the registrant’s common stock as of February 13, 2014: 176,811,073

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of registrant’s 2013 Annual Report to Shareholders for fiscal year ended December 31, 2013 have been incorporated by reference into Parts I and II of this Form 10-K.

(2) Portions of the definitive Proxy Statement, relative to the May 7, 2014 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, have been incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“10-K”), or incorporated by reference into this 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are made based upon, among other things, our current assumptions, expectations, plans, and beliefs concerning future events and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “continue” or the negative of such terms or similar expressions. Forward-looking statements in this 10-K, or incorporated by reference into this 10-K, include, but are not limited to, statements regarding:

•	recovery of capital expenditures and expense in rates;

•	projected capital expenditures and related funding requirements;

•	the availability and cost of capital financing;

•	developments, trends and consolidation in the water and wastewater utility industries;

•	dividend payment projections;

•	opportunities for future acquisitions, the success of pending acquisitions and the impact of future acquisitions;

•	the capacity of our water supplies, water facilities and wastewater facilities;

•	the impact of geographic diversity on our exposure to unusual weather;

•	the impact of conservation awareness of customers and more efficient plumbing fixtures and appliances on water usage per customer;

•	our capability to pursue timely rate increase requests;

•	our authority to carry on our business without unduly burdensome restrictions;

•	our ability to obtain fair market value for condemned assets;

•	the impact of fines and penalties;

•	the impact of changes in and compliance with governmental laws, regulations and policies, including those dealing with taxation, the environment, health and water quality, and public utility regulation;

•	the impact of decisions of governmental and regulatory bodies, including decisions to raise or lower rates;

•	the development of new services and technologies by us or our competitors;

•	the availability of qualified personnel;

•	the condition of our assets;

•	the impact of legal proceedings;

•	general economic conditions;

•	acquisition-related costs and synergies;

•	the sale of water and wastewater divisions;

•	the impact of federal and/or state tax policies and the regulatory treatment of the effects of those policies;

•	the amount of repair tax deductions and the Internal Revenue Service’s ultimate acceptance of the deduction methodology; and

•	the forward-looking statements contained under the heading “Forward-Looking Statements” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and contained within such section, from the portion of our 2013 Annual Report to Shareholders incorporated by reference herein and made a part hereof.

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•	changes in general economic, business, credit and financial market conditions;

•	changes in governmental laws, regulations and policies, including those dealing with taxation, the environment, health and water quality, and public utility regulation;

•	the determination of what qualifies for a repair expense tax deduction;

•	the decisions of governmental and regulatory bodies, including decisions on rate increase requests;

•	our ability to file rate cases on a timely basis to minimize regulatory lag;

•	abnormal weather conditions, including those that result in water use restrictions;

•	changes in, or unanticipated, capital requirements;

•	changes in our credit rating or the market price of our common stock;

•	our ability to integrate businesses, technologies or services which we may acquire;

•	our ability to manage the expansion of our business;

•	our ability to treat and supply water or collect and treat wastewater;

•	the extent to which we are able to develop and market new and improved services;

•	the effect of the loss of major customers;

•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;

•	labor disputes;

•	increasing difficulties in obtaining insurance and increased cost of insurance;

•	cost overruns relating to improvements to, or the expansion of, our operations;

•	increases in the costs of goods and services;

•	civil disturbance or terroristic threats or acts;

•	the continuous and reliable operation of our information technology systems, including the impact of cyber security attacks or other events;

•	changes in accounting pronouncements;

•	litigation and claims; and

•	changes in environmental conditions, including the effects of climate change

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

PART I

Item 1. Business

The Company

Aqua America, Inc. (referred to as “Aqua America”, the “Company”, “we”, or “us”) is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost 3 million people concentrated in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia. Our largest operating subsidiary is Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”), which accounted for approximately 54% of our operating revenues and a larger percentage of our net income for 2013, and as of December 31, 2013, provided water or wastewater services to approximately one-half of the total number of people we serve, and is located in the suburban areas in counties north and west of the City of Philadelphia and in 26 other counties in Pennsylvania. Our other regulated utility subsidiaries provide similar services in seven other states. In addition, the Company’s non-regulated subsidiary, Aqua Resources, provides liquid waste hauling and disposal, water and wastewater services through operating and maintenance contracts with municipal authorities and other parties in close proximity to our utility companies’ service territories, offers, through a third party, water and sewer line repair service and protection solutions to households, backflow prevention, construction, and other non-regulated water and wastewater services, and the Company’s non-regulated subsidiary, Aqua Infrastructure, provides non-utility raw water supply services for firms, with which we enter into a water supply contract, in the natural gas drilling industry.

Aqua America, which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, formerly known as Philadelphia Suburban Water Company. In the early 1990s we embarked on a growth through acquisition strategy focused on water and wastewater operations. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of American Water Works Company, Inc.’s regulated water and wastewater operations in Ohio in 2012. Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and has extended our regulated operations from southeastern Pennsylvania to include our current regulated utility operations throughout Pennsylvania and in seven other states.

Beginning in 2010, and substantially completed in 2013, we pursued a portfolio rationalization strategy to focus our operations in areas where we have critical mass and economic growth potential and to divest operations where limited customer growth opportunities exist or where we are unable to achieve favorable operating results or a return on equity that we consider acceptable. In 2012, we sold our utility operations in Maine and in New York, in 2011 we sold our utility operations in Missouri, and in 2010 we sold our utility operation in South Carolina. In connection with the sale of our New York and Missouri utility operations, we acquired additional utility systems (and customers) in Ohio and Texas, two of the larger states in our portfolio. In 2012, we began to market for sale our Florida utility operations and our wastewater treatment facility in Georgia. The sale of our regulated utility operations in Florida concluded in 2013, and the Company continues to pursue a sale of its Georgia operations. The operating results, cash flows, and financial position of the Company’s Maine, New York, Florida, and Georgia subsidiaries have been presented in the Company’s consolidated financial statements as discontinued operations.

In 2011, one of our subsidiaries entered into a joint venture with a firm that operates natural gas pipelines and processing plants for the construction and operation of a private pipeline system to supply raw water to natural gas well drilling operations in Pennsylvania. The operation of the private pipeline system commenced in the second quarter of 2012 and marks an expansion of our growth venture serving the raw water needs of firms, with which we enter into a water supply contract, in the natural gas drilling industry.

The following table reports our operating revenues from continuing operations by principal state for the Regulated segment and Other and eliminations for the year ended December 31, 2013:

	Operating Revenues (000’s)	Operating Revenues (%)
Pennsylvania	$415,781	54.1%
Ohio	90,937	11.8%
Texas	69,167	9.0%
Illinois	49,678	6.5%
North Carolina	45,859	6.0%
Other states (1)	79,855	10.4%

Regulated segment total	751,277	97.8%
Other and eliminations	17,366	2.2%

Consolidated	$768,643	100.0%

(1)	Includes our operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

Information concerning revenues, net income, identifiable assets and related financial information for the Regulated segment and Other and eliminations for 2013, 2012, and 2011 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17 – Segment Information in the “Notes to Consolidated Financial Statements” from the portions of our 2013 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K. The information from these sections of our 2013 Annual Report to Shareholders is incorporated by reference herein.

The following table summarizes our operating revenues from continuing operations, by utility customer class, for the Regulated segment and Other and eliminations for the year ended December 31, 2013:

	Operating Revenues (000’s)	Operating Revenues (%)
Residential water	$463,156	60.3%
Commercial water	121,615	15.8%
Fire protection	28,915	3.8%
Industrial water	25,442	3.3%
Other water	28,784	3.7%

Water	667,912	86.9%
Wastewater	73,062	9.5%
Other utility	10,303	1.3%

Regulated segment total	751,277	97.7%
Other and eliminations	17,366	2.3%

Consolidated	$768,643	100.0%

Our utility customer base is diversified among residential water, commercial water, fire protection, industrial water, other water, wastewater customers and other utility customers (consisting of operating contracts that are closely associated with the utility operations). Residential customers make up the largest component of our utility customer base, with these customers representing approximately 71% of our water and wastewater revenues. Substantially all of our water customers are metered, which allows us to measure and bill for our customers’ water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during late spring, summer, and early fall. In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and water use restrictions in the affected areas, which could reduce water consumption. See “Water Supplies, Water Facilities and Wastewater Facilities” for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of our service territory. Water usage is also affected by changing consumption patterns by our customers, resulting from such causes as increased water conservation and the installation of water saving devices and appliances that can result in decreased water usage. It is estimated that in the event we experience a 0.50% decrease in residential water consumption it would result in a decrease in annual residential water revenue of approximately $2,000,000, and would likely be partially offset by a reduction in incremental water production expenses such as chemicals and power.

Our growth in revenues over the past five years is primarily a result of increases in water and wastewater rates and customer growth through our acquisition strategy. See “Economic Regulation” for a discussion of water and wastewater rates. The majority of the increase in our utility customer base has been due to customers added through acquisitions. In 2013, 2012, 2011, 2010, and 2009, the utility customer growth rate due to acquisitions and other growth ventures (excluding dispositions) was 1.3%, 7.2%, 1.0%, 1.0%, and 1.0%, respectively. In 2013, our customer count, excluding dispositions, increased by 12,341 customers, primarily due to utility systems that we acquired and natural growth. Overall, for the five-year period of 2009 through 2013, our utility customer base, adjusted to exclude customers associated with utility system dispositions, increased at an annual compound rate of 2.2%.

Acquisitions and Other Growth Ventures

According to the U.S. Environmental Protection Agency (“EPA”), approximately 85% of the U.S. population obtains its water from community water systems, and 15% of the U.S. population obtains its water from private wells. With approximately 53,000 community water systems in the U.S. (82% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water and wastewater). The majority of these community water systems are government-owned, and the balance of the systems are privately-owned (or investor-owned). The nation’s water systems range in size from large government-owned systems, such as the New York City water system which serves approximately 8 million people, to small systems, where a few customers share a common well. In the states where we operate regulated utilities, we believe there are approximately 14,000 community water systems of widely-varying size, with the majority of the population being served by government-owned water systems.

Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. According to the EPA’s most recent survey of wastewater treatment facilities (which includes both government-owned and privately-owned facilities) in 2008, there are approximately 15,000 such facilities in the nation serving approximately 74% of the U.S. population. The remaining population represents individual homeowners with their own treatment facilities; for example, community on-lot disposal systems and septic tank systems. The vast majority of wastewater facilities are government-owned rather than privately-owned. The EPA’s survey also indicated that there are approximately 5,000 wastewater facilities in operation in the states where we operate regulated utilities.

Because of the fragmented nature of the water and wastewater utility industries, we believe that there are many potential water and wastewater system acquisition candidates throughout the U.S. We believe the factors driving consolidation of these systems are:

•	the benefits of economies of scale;

•	the increasing cost and complexity of environmental regulations;

•	the need for substantial capital investment;

•	the need for technological and managerial expertise;

•	the desire to improve water quality and service;

•	limited access to cost-effective financing;

•	the monetizing of public assets to support, in some cases, the declining financial condition of municipalities; and

•	the use of system sale proceeds by a municipality to accomplish other public purposes.

We are actively exploring opportunities to expand our utility operations through acquisitions or other growth ventures. During the five-year period ended December 31, 2013, we completed 84 acquisitions or other growth ventures.

We believe that acquisitions will continue to be an important source of customer growth for us. We intend to continue to pursue acquisitions of government-owned and privately-owned water and wastewater systems that provide services in areas near our existing service territories or in new service areas. We engage in continuing activities with respect to potential acquisitions, including calling on prospective sellers, performing analyses and investigations of acquisition candidates, making preliminary acquisition proposals and negotiating the terms of potential acquisitions. Further, we are also seeking other potential business opportunities, including partnering with public and private utilities to invest in water and wastewater infrastructure improvements, and growth opportunities provided by both meeting the needs of industrial facilities and the natural gas drilling industry with a current focus on the raw water needs of drillers.

Water Utility Supplies and Facilities and Wastewater Utility Facilities

Our water utility operations obtain their water supplies from surface water sources, underground aquifers, and water purchased from other water suppliers. Our water supplies are primarily self supplied and processed at twenty surface water treatment plants located in four states, and numerous well stations located in all of the states in which we conduct business. Approximately 8% of our water supplies are provided through water purchased from other water suppliers. It is our policy to obtain and maintain the permits necessary to obtain the water we distribute.

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

We believe that our wastewater treatment facilities are generally adequate to meet the present requirements of our customers under normal conditions. In addition, we own several sewer collection systems where the wastewater is treated at a municipally-owned facility. Changes in regulatory requirements can be reflected in revised permit limits and conditions when National Pollution Discharge Elimination System (“NPDES”) permits are renewed, typically on a five-year cycle, or when treatment capacity is expanded. Capital improvements are planned and budgeted to meet normal replacement and renewal needs, anticipated changes in regulations, needs for increased capacity related to projected growth, and to reduce inflow and infiltration to collection systems. The various state regulatory commissions have generally recognized the operating and capital costs associated with these improvements in setting wastewater rates for current and new customers. It is our policy to obtain and maintain the permits necessary for the treatment of the wastewater that we return to the environment.

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

Accordingly, we maintain a rate case management capability, the objective of which is to provide that the tariffs of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations, capital expenditures, interest expense, taxes, energy, materials, and compliance with environmental regulations. We file rate increase requests to recover and earn a return on the capital investments that we make in improving or replacing our facilities and to recover expenses. In the states in which we operate, we are primarily subject to economic regulation by the following state regulatory commissions:

State	Regulatory Commission
Pennsylvania	Pennsylvania Public Utility Commission
Ohio	The Public Utilities Commission of Ohio
Texas	Texas Commission on Environmental Quality
Illinois	Illinois Commerce Commission
North Carolina	North Carolina Utilities Commission
New Jersey	New Jersey Board of Public Utilities
Indiana	Indiana Utility Regulatory Commission
Virginia	Virginia State Corporation Commission

Beginning in September 2014, economic regulatory jurisdiction for the Company’s Texas operations will be transferred from the Texas Commission on Environmental Quality to the Texas Public Utility Commission.

Our water and wastewater operations are comprised of 61 rate divisions, each of which requires a separate rate filing for the evaluation of the cost of service, including the recovery of investments, in connection with the establishment of tariff rates for that rate division. When feasible and beneficial to our utility customers, we will seek approval from the applicable state regulatory commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base. Seven of the states in which we operate permit us to file a revenue requirement for some form of consolidated rates for the rate divisions in that state.

In some regulatory jurisdictions, we may seek authorization to bill our utility customers in accordance with a rate filing that is pending before the respective regulatory commission. Furthermore, some regulatory commissions authorize the use of expense deferrals and amortization in order to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request. In these states the additional revenue billed and collected prior to the final regulatory commission ruling is subject to refund to customers based on the outcome of the ruling. The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling. If the request is denied completely or in part, we could be required to refund to customers some or all of the revenue billed to date, and write-off some or all of the deferred expenses.

Five states in which we operate water utilities, and three states in which we operate wastewater utilities, permit us to add a surcharge to water or wastewater bills to offset the additional depreciation and capital costs associated with capital expenditures related to replacing and rehabilitating infrastructure systems. Without a surcharge mechanism, a water and wastewater utility absorbs all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues. The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag. The infrastructure rehabilitation surcharge mechanism is intended to substantially reduce regulatory lag, which often acted as a disincentive to water and wastewater utilities to rehabilitate their infrastructure. In addition, our subsidiaries in some states use a surcharge or credit on their bills to reflect changes in costs, such as changes in state tax rates, other taxes and purchased water costs, until such time as the new cost levels are incorporated into base rates.

Currently, Pennsylvania, Illinois, Ohio, Indiana, and New Jersey allow for the use of infrastructure rehabilitation surcharges, and in 2013 North Carolina legislators passed a law allowing for an infrastructure rehabilitation surcharge for regulated water and wastewater utilities; as a result, the Company’s operating subsidiary in North Carolina has filed a request to implement an infrastructure rehabilitation surcharge for 2014, which is subject to approval by the North Carolina Utilities Commission. These mechanisms typically adjust periodically based on additional qualified capital expenditures completed or anticipated in a future period. The infrastructure rehabilitation surcharge is capped at a percentage of base rates, generally at 5% to 12.75% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. In 2013, the infrastructure rehabilitation surcharge was suspended for Aqua Pennsylvania’s water customers as a result of the implementation of the repair tax accounting change discussed below. Infrastructure rehabilitation surcharges provided revenues of $3,205,000 in 2013, $15,911,000 in 2012, and $15,938,000 in 2011.

In December 2012, Aqua Pennsylvania adopted the repair tax accounting change, implemented on Aqua America’s 2012 federal income tax return, which was filed in September 2013. This tax accounting change allows a tax deduction for qualifying utility asset improvements that were formerly capitalized for tax purposes. The repair tax accounting change was implemented in response to a June 2012 rate order issued by the Pennsylvania Public Utility Commission to our subsidiary, which provides for flow-through accounting treatment of income tax benefits resulting from the accounting change. This tax accounting change and its treatment under the Pennsylvania rate order financially offset the impact of the 2013 infrastructure rehabilitation surcharge suspension. During 2013, we changed our tax accounting for qualifying utility system repairs in some of our operating divisions outside of Pennsylvania. These divisions currently do not employ a flow-through method of accounting and as such this change had no impact on our effective income tax rate.

In general, we believe that Aqua America, Inc. and its subsidiaries have valid authority, free from unduly burdensome restrictions, to enable us to carry on our business as presently conducted in the franchised or contracted areas we now serve. The rights to provide water or wastewater service to a particular franchised service territory are generally non-exclusive, although the applicable regulatory commissions usually allow only one regulated utility to provide service to a given area. In some instances, another water utility provides service to a separate area within the same political subdivision served by one of our subsidiaries. Therefore, as an regulated utility, there is little or no competition for the daily water and wastewater service we provide to our customers. Water and wastewater utilities may compete for the acquisition of other water and wastewater utilities or for acquiring new customers in new service territories. Competition for these acquisitions generally comes from nearby utilities, either investor-owned or municipal-owned, and sometimes from strategic or financial purchasers seeking to enter or expand in the water and wastewater industry. We compete for new service territories and the acquisition of other utilities on the following bases: economic value, economies of scale, our ability to provide quality water and wastewater service, our existing infrastructure network, our ability to perform infrastructure improvements, our ability to comply with environmental, health, and safety regulations, our technical, regulatory, and operational expertise, our ability to access capital markets, and our cost of capital. The addition of new service territories and the acquisition of other utilities by regulated utilities such as us are generally subject to review and approval by the applicable state regulatory commissions.

In a limited number of instances, in one of our southern states, where there are municipally-owned water or wastewater systems near our operating divisions, the municipally-owned system may either have water distribution or wastewater collection mains that are located adjacent to our division’s mains or may construct new mains that parallel our mains. In these circumstances, on occasion, the municipally-owned system may attempt to voluntarily offer service to customers who are connected to our mains, resulting in our mains becoming surplus or underutilized without compensation.

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

The price to be paid upon such an acquisition by the municipal government is usually determined in accordance with applicable law governing the taking of lands and other property under eminent domain. In other instances, the price may be negotiated, fixed by appraisers selected by the parties or computed in accordance with a formula prescribed in the law of the state or in the particular franchise or charter. We believe that our operating subsidiaries will be entitled to fair market value for any assets that are condemned, and we believe the fair market value will be in excess of the book value for such assets. The City of Fort Wayne, Indiana (the “City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the operating subsidiaries that we acquired in connection with the AquaSource acquisition in 2003. In addition, the City seeks to acquire some of the Company’s utility system assets located in the southwest section of the City. Refer to Item 3. Legal Proceedings of this Annual Report on Form 10-K for additional information regarding this proceeding.

Despite the condemnation referred to above, and the sales of selected systems, our primary strategy continues to be to acquire additional water and wastewater systems, to maintain our existing systems where there is a business or a strategic benefit, and to actively oppose unilateral efforts by municipal governments to acquire any of our operations, particularly for less than the fair market value of our operations or where the municipal government seeks to acquire more than it is entitled to under the applicable law or agreement. On occasion, we may voluntarily agree to sell systems or portions of systems in order to help focus our efforts in areas where we have more critical mass and economies of scale or for other strategic reasons.

Environmental, Health and Safety Regulation

Provision of water and wastewater services is subject to regulation under the federal Safe Drinking Water Act, the Clean Water Act, and related state laws, and under federal and state regulations issued under these laws. These laws and regulations establish criteria and standards for drinking water and for wastewater discharges. In addition, we are subject to federal and state laws and other regulations relating to solid waste disposal, dam safety and other aspects of our operations. Capital expenditures and operating costs required as a result of water quality standards and environmental requirements have been traditionally recognized by state regulatory commissions as appropriate for inclusion in establishing rates.

From time to time, Aqua America has acquired, and may acquire, systems that have environmental compliance issues. Environmental compliance issues also arise in the course of normal operations or as a result of regulatory changes. Aqua America attempts to align capital budgeting and expenditures to address these issues in a timely manner. We believe that the capital expenditures required to address outstanding compliance issues have been budgeted in our capital program and represent less than 5% of our expected total capital expenditures over the next five years. We are parties to agreements with regulatory agencies in Pennsylvania, Texas, Indiana, and Virginia under which we have committed to make improvements for environmental compliance. These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection from fines, penalties and other actions while corrective measures are being implemented. We are actively working directly with state environmental officials to implement or amend these agreements as necessary.

Safe Drinking Water Act—The Safe Drinking Water Act establishes criteria and procedures for the EPA to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act and its amendments set standards regarding the amount of microbial and chemical contaminants and radionuclides in drinking water. Current requirements under the Safe Drinking Water Act are not expected to have a material impact on our business, financial condition, or results of operations as we have made and are making investments to meet existing water quality standards. We may, in the future, be required to change our method of treating drinking water at some sources of supply and make additional capital investments if additional regulations become effective.

In order to remove or inactivate microbial organisms, rules were issued by the EPA to improve disinfection and filtration of potable water and to reduce consumers’ exposure to disinfectants and by-products of the disinfection process. We filter all of our surface water sources. New compliance monitoring requirements under the Stage 2 Disinfection By-Product Rule went into effect in 2013 at our largest surface water treatment plants, and will go into effect in 2014 at several other facilities. Two capital projects were completed in 2013 at two systems acquired in 2012 in Ohio to maintain compliance under the new Stage 2 Rule monitoring requirements. Two systems in North Carolina, one in Ohio, and one in Texas are being addressed in 2014, with operational changes and small capital investments. In aggregate, the costs of compliance with the requirements of the Stage 2 Disinfection By-Product Rules in all of our state operations are estimated at less than 1% of our planned capital program over the next five years.

A rule lowering the limit on arsenic in drinking water was promulgated in 2001 by the EPA and became effective in January 2006, with a provision for further time extensions for small water systems. One system in Texas was equipped with treatment in 2009. Construction was completed in 2010 for treatment of one well in Pennsylvania acquired in 2008. Two wells acquired in 2011 in Texas had arsenic levels requiring treatment or replacement of the source. One well was taken out of service, and treatment was installed in the other at approximately $180,000. Currently, there are no projects for arsenic treatment in the Company’s planned five-year capital budget.

The Safe Drinking Water Act provides for the regulation of radionuclides other than radon, such as radium and uranium, which are naturally occurring elements. Revisions to the Radionuclides Rule that became effective in 2003 changed the monitoring protocols and added a maximum contaminant level for uranium. Under the revised rule, some of our groundwater facilities exceeded one or more of the radionuclide standards and required treatment. Treatment has been installed at all non-complying wells that remain in service and that had been identified as needing treatment in the initial round of testing. Ongoing testing continues on quarterly, annual, 3-year or 9-year cycles, as required by applicable regulations, and occasionally test results for an individual well will trigger requirements for public notification and/or treatment. In 2013, treatment for radiologicals was installed at a total of six wells, three in Texas and three in North Carolina, at a cost of approximately $505,000. We expect to spend approximately $1,450,000 on similar projects in 2014. The future capital cost of compliance with radionuclide requirements over the next five years is expected to be less than 1% of our planned capital budget over that time.

Clean Water Act—The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams, and groundwater. It is our policy to obtain and maintain all required permits and approvals for the discharges from our water and wastewater facilities, and to comply with all conditions of those permits and other regulatory requirements. A program is in place to monitor facilities for compliance with permitting, monitoring and reporting for wastewater discharges. From time to time, discharge violations may occur which may result in fines. These fines and penalties, if any, are not expected to have a material impact on our business, financial condition, or results of operations. We are also parties to compliance agreements with regulatory agencies in several states where we operate while improvements are being made to address wastewater discharge compliance issues. The required costs to comply with these compliance agreements are included in our capital program and are expected to be less than 1% of our planned five-year capital budget.

Solid Waste Disposal—The handling and disposal of residuals and solid waste generated from water and wastewater treatment facilities is governed by federal and state laws and regulations. A program is in place to monitor our facilities for compliance with regulatory requirements, and we are not aware of any significant environmental remediation costs necessary from our handling and disposal of waste material from our water and wastewater operations. Five capital projects to reduce waste volume, lower disposal costs, and extend the life of our disposal facilities were completed in the past two years in Pennsylvania. An additional project was completed in 2013 in Ohio. Capital expenditures representing less than 1% of our planned five-year capital budget have been included in our five-year capital budget related to the expansion and/or replacement of some of our current waste disposal facilities in Pennsylvania and Ohio for our large surface water treatment facilities in these states.

Dam Safety—Our subsidiaries own fifteen major dams that are subject to the requirements of the federal and state regulations related to dam safety. All major dams undergo regular inspections and an annual engineering inspection. We believe that all fifteen dams are structurally sound and well-maintained.

We performed studies of our dams that identified two dams in Pennsylvania and two dams in Ohio requiring capital improvements resulting from the adoption by state regulatory agencies of revised formulas for calculating the magnitude of a possible maximum flood event. The most significant capital improvement remaining to be performed is on one dam in Pennsylvania at a total estimated cost of $15,000,000. Design for this dam commenced in 2013 and construction is expected to be completed in 2018. Expenditures in the aggregate for all four dams during the five-year period from 2014 to 2018 are expected to represent approximately 1.0% of our planned capital program. We continue to study alternatives for these remaining dams which might change the cost estimates and timetables for these capital improvements.

Safety Standards—Our facilities and operations may be subject to inspections by representatives of the Occupational Safety and Health Administration from time to time. We maintain safety policies and procedures to comply with the Occupational Safety and Health Administration’s rules and regulations, but violations may occur from time to time, which may result in fines and penalties, which are not expected to have a material impact on our business, financial condition, or results of operations. We endeavor to correct such violations promptly when they come to our attention.

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

Employee Relations

As of December 31, 2013, we employed a total of 1,553 full-time employees. Our subsidiaries are parties to 14 labor agreements with labor unions covering 539 employees. The labor agreements expire at various times between April 2014 and October 2017.

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

Item 1A. Risk Factors

In addition to the other information included or incorporated by reference in this Form 10-K, the following factors should be considered in evaluating our business and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial condition, and results of operations. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our business, financial condition, and results of operations could be materially and adversely affected.

The rates we charge our customers are subject to regulation. If we are unable to obtain government approval of our requests for rate increases or if approved rate increases are untimely or inadequate to recover and earn a return on our capital investments, to recover expenses or taxes, or to take into account changes in water usage, our profitability may suffer.

The rates we charge our customers are subject to approval by regulatory commissions or similar regulatory bodies in the states in which we operate. We file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Our ability to maintain and meet our financial objectives is dependent upon the recovery of, and return on, our capital investments and expenses through the rates we charge our customers. Once a rate increase petition is filed with a regulatory commission, the ensuing administrative and hearing process may be lengthy and costly, and the cost to the Company may not always be fully recoverable. The timing of our rate increase requests are therefore partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase. In addition, the amount or frequency of rate increases may be decreased or lengthened as a result of many factors including changes in regulatory oversight in the states in which we operate water and wastewater utilities and income tax laws regarding tax-basis depreciation as it applies to our capital expenditures or qualifying repair tax deductible expenditures. We can provide no assurances that any future rate increase request will be approved by the appropriate state regulatory commission; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner to cover the investments, expenses, and return for which we initially sought the rate increase.

In some jurisdictions, we may seek authorization to bill our utility customers in accordance with a rate filing that is pending before the respective regulatory commission. Furthermore, some regulatory commissions authorize the use of expense deferrals and amortization in order to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request. The additional revenue billed and collected prior to the final ruling is subject to refund to customers based on the outcome of the ruling. The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling. If the request is denied completely or in part, we could be required to refund to customers some or all of the revenue billed to date, and write-off some or all of the deferred expenses.

Our business requires significant capital expenditures that are partially dependent on our ability to secure appropriate funding. Disruptions in the capital and credit markets may limit our access to capital. If we are unable to obtain sufficient capital, or if the cost of borrowing increases, it may materially and adversely affect our business, financial condition, results of operations, and our ability to pay dividends.

Our business is capital intensive. In addition to the capital required to fund customer growth through our acquisition strategy, on an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment. We obtain funds for our capital expenditures from operations, contributions and advances by developers and others, debt issuances, and equity issuances. We have paid common dividends consecutively for 69 years and our Board of Directors recognizes the value that our common shareholders place on both our historical payment record and on our future common dividend payments. Our ability to maintain and meet our financial objectives is dependent upon the availability of adequate capital, and we may not be able to access the debt and equity markets on favorable terms or at all. If in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would have to seek alternative financing sources; however, there can be no assurance that these alternative financing sources would be available on terms acceptable to us. In the event we are unable to obtain sufficient capital, we may need to take steps to conserve cash by reducing our capital expenditures or dividend payments and our ability to pursue acquisitions that we may rely on for future growth could be impaired. The reduction in capital expenditures may result in reduced potential earnings growth, affect our ability to meet environmental laws and regulations, and limit our ability to improve or expand our utility systems to the level we believe appropriate. There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction and maintenance. In addition, delays in completing major capital projects could delay the recovery of the capital expenditures associated with such projects through rates. If the cost of borrowing increases, we might not be able to recover increases in our cost of capital through rates. The inability to recover higher borrowing costs through rates, or the regulatory lag associated with the time that it takes to begin recovery, may adversely affect our business, financial condition, and results of operations.

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

Contamination of our water supply may result in disruption in our services and litigation which could adversely affect our business, operating results, and financial condition.

Our water supplies are subject to possible contamination, including: contamination from naturally occurring compounds; chemicals in groundwater systems; pollution resulting from man-made sources, such as man-made organic chemicals; pharmaceuticals and personal care products; and possible deliberate or terrorist attacks. In the event that a water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute, where feasible, the flow of water from an uncontaminated water source. In addition, we may incur significant costs for water quality testing and monitoring in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our business, financial condition, and results of operations. The costs we incur to decontaminate a water source or our water distribution system could be significant and could adversely affect our business, financial condition, and results of operations, and may not be recoverable in rates. We could also be held liable for consequences arising out of human exposure to contamination and/or hazardous substances in our water supplies or other environmental damage. We may incur costs to defend our position and/or incur reputational damage even if we are not liable for consequences arising out of human exposure to contamination and/or hazardous substances in our water supplies or other environmental damage. Our insurance policies may not be sufficient to cover the costs of these claims.

In addition to the potential pollution of our water supply as described above, we maintain security measures at our facilities and have heightened employee and public safety official awareness of potential threats to our water systems. We have and will continue to bear increases in costs for security precautions to protect our facilities, operations, and supplies, most of which have been recoverable under state regulatory policies. While the costs of increases in security, including capital expenditures, may be significant, we expect these costs to continue to be recoverable in water and wastewater rates. Despite our security measures, we may not be in a position to control the outcome of terrorist events, or other attacks on our water systems, should they occur.

The failure of, or the requirement to repair, upgrade or dismantle, any of our dams or reservoirs may adversely affect our business, financial condition, and results of operations.

Several of our water systems include impounding dams and reservoirs of various sizes. Although we believe our dams are structurally sound and well-maintained, the failure of a dam could result in significant downstream property damage or injuries or fatalities for which we may be liable. We periodically inspect our dams and purchase liability insurance to cover such risks, but depending on the nature of the downstream damage and cause of the failure, the policy limits of insurance coverage may not be sufficient. A dam failure could also result in damage to, or disruption of, our water treatment and pumping facilities that are often located downstream from our dams and reservoirs. Significant damage to these facilities, or a significant decline in the storage of the raw water impoundment, could affect our ability to provide water to our customers until the facilities and a sufficient raw water impoundment can be restored. The estimated costs to maintain our dams are included in our capital budget projections and, although such costs to date have been recoverable in rates, there can be no assurance that rate increases will be granted in a timely or sufficient manner to recover such costs in the future, if at all.

Any failure of our water and wastewater treatment plants, network of water and wastewater pipes, or water reservoirs could result in losses and damages that may adversely affect our business, financial condition, and results of operations.

Our operating subsidiaries treat water and wastewater, distribute water and collect wastewater through an extensive network of pipes, and store water in reservoirs. A failure of a major treatment plant, pipe, or reservoir could result in injuries and property damage for which we may be liable. The failure of a major treatment plant, pipe, or reservoir may also result in the need to shut down some facilities or parts of our network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quality and quantities to our customers or collect and treat wastewater in accordance with standards prescribed by governmental regulators, including state regulatory commissions, with jurisdiction over our operations, and may adversely affect our business, financial condition, and results of operations. Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

We are increasingly dependent on the continuous and reliable operation of our information technology systems, and a disruption of these systems, resulting from cyber security attacks or other events, could adversely affect our business.

We rely on our information technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our treatment, storage and pumping facilities. In addition, we rely on our systems to track our utility assets and to manage maintenance and construction projects, materials and supplies, and our human resource functions. A loss of these systems, or major problems with the operation of these systems, could adversely affect our operations and have a material adverse effect on our business, financial condition, and results of operations. Our information technology systems may be vulnerable to damage or interruption from the following types of cyber security attacks or other events:

•	power loss, computer systems failures, and internet, telecommunications or data network failures;

•	operator negligence or improper operation by, or supervision of, employees;

•	physical and electronic loss of data;

•	computer viruses, cyber security attacks, intentional security breaches, hacking, denial of service actions, misappropriation of data and similar events;

•	difficulties in the implementation of upgrades or modification to our information technology systems; and

•	hurricanes, fires, floods, earthquakes and other natural disasters.

Although we do not believe that our systems are at a materially greater risk of cyber security attacks than other similar organizations, our information technology systems may be vulnerable to damage or interruption from the types of cyber security attacks or other events listed above or other similar actions, and such incidents or other events may go undetected for a period of time. Such cyber security attacks or other events may result in: the loss or compromise of customer, financial or operational data; disruption of billing, collections or normal field service activities; disruption of electronic monitoring and control of operational systems; and delays in financial reporting and other normal management functions. Possible impacts associated with a cyber security attack or other events may include remediation costs related to lost, stolen, or compromised data, repairs to data processing systems, increased cyber security protection costs, adverse effects on our compliance with regulatory and environmental laws and regulation, including standards for drinking water, litigation and reputational damage. We maintain insurance to help defray costs associated with cyber security attacks or other events, but we cannot provide assurance that such insurance will provide coverage for any particular type of incident or event or that such insurance will be adequate.

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

An important element of our growth strategy is the acquisition and integration of water and wastewater systems in order to broaden our current, and move into new, service areas. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. It is our intent, when practical, to integrate any businesses we acquire with our existing operations. The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management’s time and resources. Future acquisitions by us could result in:

•	dilutive issuances of our equity securities;

•	incurrence of debt, contingent liabilities, and environmental liabilities;

•	unanticipated capital expenditures;

•	failure to maintain effective internal control over financial reporting;

•	recording goodwill and other intangible assets for which we may never realize their full value and may result in an asset impairment that may negatively affect our results of operations;

•	fluctuations in quarterly results;

•	other acquisition related expenses; and

•	exposure to unknown or unexpected risks and liabilities.

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

We employ a portfolio rationalization strategy to focus our operations in areas where we have critical mass and economic growth potential and to divest operations where limited customer growth opportunities exist or where we are unable to achieve favorable operating results or a return on equity that we consider acceptable. Dispositions we decide to undertake may involve risks which could adversely affect our business, operating results, and financial condition.

In the event we determine a division, utility system or business should be sold, we may be unable to reach terms that are agreeable to us or be able to find a suitable buyer. If the business is part of our regulated operations, we may face additional challenges in obtaining regulatory approval for the disposition, and the regulatory approval obtained may include restrictive conditions. We may be required to continue to hold or assume residual liabilities with respect to the business sold. The negotiation of potential dispositions as well as the efforts to divest the acquired business could require us to incur significant costs and cause diversion of our management’s time and resources. Any of these risks may adversely affect our business, financial condition, and results of operations.

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

In a limited number of instances, in one of our southern states where there are municipally-owned water or wastewater systems near our operating divisions, the municipally-owned system may either have water distribution or wastewater collection mains that are located adjacent to our division’s mains or may construct new mains that parallel our mains. In these circumstances, on occasion, the municipally-owned system may attempt to voluntarily offer service to customers who are connected to our mains, resulting in our mains becoming surplus or underutilized without compensation.

The final determination of our income tax liability may be materially different from our income tax provision.

Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable business tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities. In December 2012, Aqua Pennsylvania changed its tax method of accounting to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for tax purposes. Subsequently, some of the Company’s other subsidiaries similarly changed their tax method of accounting. Our determination of what qualifies as a capital cost versus a repair expense tax deduction is subject to subsequent adjustment and may impact the income tax benefits that have been recognized. Although we believe our income tax estimates, including any tax reserves or valuation allowances we may record, are appropriate, there is no assurance that the final determination of our income tax liability will not be materially different; either higher or lower, from what is reflected in our income tax provision. In the event we are assessed additional income taxes, our business, financial condition, and results of operations could be adversely affected.

Federal and state environmental laws and regulations impose substantial compliance requirements on our operations. Our operating costs could be significantly increased in order to comply with new or stricter regulatory standards imposed by federal and state environmental agencies.

Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and federal and state regulations issued under these laws by the EPA and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the U.S. and states. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot assure you that we will be at all times in total compliance with these laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators and/or such violations or noncompliance could result in civil suits. Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to comply with these laws and our permits, it is possible that new or stricter standards could be imposed that will require additional capital expenditures or raise our operating costs. Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state regulatory commissions or similar regulatory bodies that govern our business would approve rate increases to enable us to recover such expenditures and costs. In summary, we cannot assure you that our costs of complying with, or discharging liability under, current and future environmental and health and safety laws will not adversely affect our business, financial condition, and results of operations.

Federal and state environmental laws, regulatory initiatives relating to hydraulic fracturing, and volatility in natural gas prices, could result in reduced demand for raw water utilized in hydraulic fracturing and adversely affect our joint venture business, financial condition, or results of operations.

We have invested in a joint venture for the construction and operation of a private pipeline system to supply raw water to natural gas drilling operations for hydraulic fracturing. Hydraulic fracturing involves the injection under pressure of water, along with other materials such as sand, into prospective rock formations to stimulate natural gas production. In general, the environmental community has taken an interest in monitoring and understanding the potential environmental impact of hydraulic fracturing. Although hydraulic fracturing is currently regulated, in the event the use of hydraulic fracturing is further limited through regulation, our investment in the raw water pipeline may be adversely impacted in the event that demand for raw water is reduced.

Historically, natural gas prices have been volatile, and are likely to continue to be volatile. A decrease in demand for natural gas, due to price volatility, could result in reduced demand for raw water utilized in hydraulic fracturing. In the event hydraulic fracturing is limited, due to a reduction in demand for natural gas, our investment in the raw water pipeline may be adversely impacted in the event that demand for raw water is reduced.

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

Approximately 35% of our workforce is unionized under 14 labor contracts with labor unions, which expire over several years. In light of rising costs for healthcare and retirement benefits, contract negotiations in the future may be difficult. We are subject to a risk of work stoppages and other labor actions as we negotiate with the unions to address these issues, which could affect our business, financial condition, and results of operations. We cannot assure you that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.

Significant or prolonged disruptions in the supply of important goods or services from third parties could adversely affect our business, financial condition, and results of operations.

We are dependent on a continuing flow of important goods and services from suppliers for our water and wastewater businesses. A disruption or prolonged delays in obtaining important supplies or services, such as maintenance services, purchased water, chemicals, electricity, or other materials, could adversely affect our water or wastewater services and our ability to operate in compliance with all regulatory requirements, which could have a significant effect on our business, financial condition, and results of operations. In some circumstances, we rely on third parties to provide important services (such as customer bill print and mail activities or utility service operations in some of our divisions) and a disruption in these services could materially and adversely affect our business, financial condition, and results of operations. Some possible reasons for a delay or disruption in the supply of important goods and services include:

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

Climate change laws and regulations have been passed and are being proposed that require compliance with greenhouse gas emissions standards, as well as other climate change initiatives.

Climate change is receiving ever increasing attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases (GHG), including carbon dioxide. Climate change laws and regulations enacted and proposed limit GHG emissions from covered entities, and require additional monitoring/reporting. At this time, the existing GHG laws and regulations are not expected to have a direct material impact on the Company’s operations or capital expenditures. However, because of the uncertainty of future climate change regulatory requirements, we cannot predict the potential impact of future laws and regulations on our business, financial condition, or results of operations. Although these future expenditures and costs for regulatory compliance may be recovered in the form of higher rates, there can be no assurance that the various state regulatory commissions or similar regulatory bodies that govern our business would approve rate increases to enable us to recover such expenditures and costs.

Some scientific experts are predicting a worsening of weather volatility in the future, possibly created by the climate change greenhouse gases. Changing severe weather patterns could require additional expenditures to reduce the risk associated with any increasing storm, flood and drought occurrences.

The issue of climate change is receiving ever increasing attention worldwide. Many climate change predictions, if true, present several potential challenges to water and wastewater utilities, such as: increased frequency and duration of droughts, increased precipitation and flooding, potential degradation of water quality, and changes in demand for services. Aqua maintains an ongoing facility planning process, and this planning or the enactment of new standards may result in the need for additional capital expenditures or raise our operating costs. Because of the uncertainty of weather volatility related to climate change, we cannot predict its potential impact on our business, financial condition, or results of operations. Although any potential expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state regulatory commissions or similar regulatory bodies that govern our business would approve rate increases to enable us to recover such expenditures and costs. We cannot assure you that our costs of complying with any climate change weather related measures will not adversely affect our business, financial condition, or results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our properties consist of transmission and distribution mains and conduits, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, pipes, dams, reservoirs, buildings, vehicles, land, easements, rights and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water and the collection and treatment of wastewater. Substantially all of our treatment, storage, and distribution properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of mortgage or indentures. These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries. For some properties that we acquired through the exercise of the power of eminent domain and other properties we purchased, we hold title for water supply purposes only. We own, operate and maintain over ten thousand miles of transmission and distribution mains, surface water treatment plants, and many well treatment stations and wastewater treatment plants. A small portion of the properties are leased under long-term leases.

The following table indicates for our continuing operations our net property, plant and equipment, in thousands of dollars, as of December 31, 2013 in the principal states where we operate:

	Net Property, Plant and Equipment
Pennsylvania	$2,644,468	63.5%
Ohio	362,406	8.7%
North Carolina	275,682	6.6%
Illinois	264,555	6.3%
Texas	237,457	5.7%
Other (1)	382,725	9.2%

Consolidated	$4,167,293	100.0%

(1)	Consists primarily of our operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

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

For legal proceedings which were concluded during the first nine months of 2013, refer to our respective 2013 Form 10-Q filings for disclosure of the conclusion of these legal proceedings.

The City of Fort Wayne, Indiana (the “City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana, Utility Center, Inc., (the “Northern Assets”). In January 2008, we reached a settlement with the City to transition the Northern Assets in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500. The settlement agreement specifically stated that the final valuation of the Northern Assets will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation. On February 12, 2008, we turned over the Northern Assets to the City upon receipt of the initial valuation payment. The proceeds received by the Company are in excess of the book value of the assets relinquished. No gain has been recognized due to the contingency over the final valuation of the assets. The net book value of the Northern Assets has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet. Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City, the amounts deferred will be recognized in the Company’s consolidated income statement. On March 16, 2009, oral argument was held before the Allen County Circuit Court on procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial. On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard. The Company appealed the Wells County Indiana Circuit Court’s decision to the Indiana Court of Appeals. On January 13, 2012, the Indiana Court of Appeals reached a decision upholding the Wells County Indiana Circuit Court decision. On February 10, 2012, the Company filed a petition for transfer requesting that the Indiana Supreme Court review the matter. On April 11, 2013, the Supreme Court of Indiana ruled that the statute at issue gives the Company the right to a full evidentiary hearing before a jury regarding the value of the assets and remanded the case to the trial court for a proceeding consistent with that ruling. The Company continues to evaluate its legal options with respect to this decision. Depending upon the outcome of all of the legal proceedings, including the planned transaction below, which would resolve this litigation, the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds.

In addition, in December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire specific water utility system assets of the Company, which are located in the southwest section of the City and in Allen County (the “Southern Assets”) and, if negotiations with Fort Wayne officials were to fail, to condemn the Southern Assets. The first public hearing on the ordinance was held on January 22, 2013 and a subsequent hearing scheduled for February 5, 2013 was not held due to ongoing settlement discussions between the parties. On July 2, 2013, the Company’s operating subsidiary and the City signed a letter of intent, which among other items, addresses many of the terms by which the City will purchase the Company’s Southern Assets, which will resolve the litigation between the Company and the City with respect to the Northern Assets, and will establish the terms by which the Company’s remaining operating subsidiary will treat wastewater sent to it by the City. The letter of intent states that the City agrees to pay the Company $50,100,000 for the Northern Assets and Southern Assets in addition to the $16,910,500 paid to the Company by the City in 2008 as an initial valuation payment for the Northern Assets (for a total cost of $67,010,500). The letter of intent is conditioned on the Company’s Board of Directors and City Council approving the final terms of the proposed transaction, and the Company and the City entering into several definitive agreements that detail the subject matter of the letter of intent. On February 27, 2014, the Company’s Board of Directors authorized management to enter into agreements with the City on terms and conditions that are consistent with the July 2, 2013 letter of intent, for among other items, the sale of the Company’s Northern Assets and Southern Assets to the City. Further, the completion of the transaction is subject to regulatory requirements and approval. If this transaction is consummated, the Company will relinquish its water utility system yet expand its sewer customers based in the City. The completion of the transaction is not expected to close until the third quarter of 2014. The Company continues to evaluate its legal and operational options on an ongoing basis.

An appeal of a jury verdict for one of the Company’s subsidiaries, Aqua Utilities Florida, Inc., by a husband and wife who lived in a house abutting a percolation pond at a wastewater treatment plant owned by the Company’s subsidiary in Pasco County, Florida was voluntarily dismissed by the plaintiffs in 2011. The lawsuit was originally filed in August 2006 in the circuit court for the Sixth Judicial Circuit in and for Pasco County, Florida and has been amended several times by the plaintiffs. The lawsuit alleged our subsidiary was negligent in the design, operation and maintenance of the plant, resulting in bodily injury to the plaintiffs and various damages to their property. Subsequent amendments to the complaint included additional counts alleging trespass, nuisance, and strict liability. A trial of this matter during January 2011 resulted in a judicial dismissal of the count for strict liability and jury verdicts in favor of the Company on the remaining counts. On June 16, 2011, the plaintiffs agreed to dismiss their appeals and to release all claims against our subsidiary and the Company, which resulted in the conclusion of the original plaintiffs’ litigation against our subsidiary. In the third quarter of 2008, thirty-six additional plaintiffs, associated with approximately eight other homes in the area, filed a second lawsuit with the circuit court for the Sixth Judicial Circuit in and for Pasco County, Florida, and represented by the same attorneys making similar allegations against our subsidiary with respect to the operation of the facility. The court severed the litigation so that the plaintiffs are grouped by the houses in which they lived and a separate trial was to be held for each of the households. Some of these plaintiffs testified in the trial of the original lawsuit in which all allegations were resolved in the Company’s favor. The claims from the first of these households were expected to go to trial in May 2013. However, all of the plaintiffs in the 2008 lawsuit have entered into a confidential comprehensive settlement agreement and in October 2013 the court dismissed all claims of all the plaintiffs in that matter with prejudice, which completely concludes the 2008 litigation matter. The settlement is covered by the Company’s insurance coverage. Based on the settlement agreement, the Company believes that the amount of loss is not material to the Company’s consolidated results of operations or consolidated financial condition.

One of the Company’s subsidiaries, South Haven Sewer Works, acquired in 2008 has been operating under a Consent Decree with the EPA and the United States Department of Justice entered into in 2003 while under ownership of a previous owner. Although substantial improvements to the system have been made to significantly reduce the number of sanitary sewer overflows at the sewer system since the Company’s acquisition of the subsidiary, the EPA and Department of Justice proposed revisions to the Consent Decree to address purported sanitary sewer overflow violations since the date of the original Consent Decree. On April 15, 2013, the Company’s subsidiary and the EPA and Department of Justice submitted a proposed modification of the Consent Decree for approval by the Northern District of Indiana US District Court. The Court entered the modification on April 25, 2013. The modification includes the provision of operational compliance and implementation of a Capacity, Management, Operations, and Maintenance program for one year and a civil penalty in the amount of $254,250. The Company had withheld payment of an amount of shares of the Company’s common stock to the sellers as a contingent indemnification offset related to the proceeding. Pursuant to further agreement with the sellers, the Company retained a portion of those shares in an amount covering the stipulated penalty amounts and anticipated attendant costs, and in January 2013, released a number of shares to the sellers. The Company intends to release a final designated amount of shares to the seller that were withheld, which are in excess of the amount needed, to cover contingent increases in the absence of such contingent increases.

In January 2014, the Company’s subsidiary in Texas was notified by the Hays Trinity Groundwater Conservation District of alleged violations of its rules with potential fines totaling $227,031 for four of our water systems in which the unaccounted for water is alleged to exceed a certain level of the groundwater withdrawn from the district in 2013. The Company plans to challenge these potential fines and is unable to estimate the amount of the final fines.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the ticker symbol WTR. As of February 13, 2014, there were approximately 25,795 holders of record of our common stock.

The following table shows the high and low intraday sales prices for our common stock as reported on the New York Stock Exchange composite transactions reporting system and the cash dividends paid per share for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2013
Dividend paid per common share	$0.140	$0.140	$0.152	$0.152	$0.584
Dividend declared per common share	0.140	0.292	—	0.152	0.584
Price range of common stock
—high	25.17	26.62	28.12	25.78	28.12
—low	20.61	23.52	24.01	22.69	20.61
2012
Dividend paid per common share	$0.132	$0.132	$0.132	$0.140	$0.536
Dividend declared per common share	0.132	0.132	0.272	—	0.536
Price range of common stock
—high	18.20	20.14	21.54	20.75	21.54
—low	16.85	17.22	19.25	19.32	16.85

We have paid common dividends consecutively for 69 years. Effective May 8, 2013, our Board of Directors authorized an increase of 8.6% in the September 1, 2013 quarterly dividend over the dividend Aqua America paid in the previous quarter. As a result of this authorization, beginning with the dividend payment in September 2013, the annualized dividend rate increased to $0.608 per share. This is the 23rd dividend increase in the past 22 years and the 15th consecutive year that we have increased our dividend in excess of five percent. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1, and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant. During the past five years, our common dividends paid have averaged 55.6% of net income attributable to common shareholders.

In May 2013, the Board of Directors of the Company approved a five-for-four stock split to be effected in the form of a 25% stock distribution to shareholders of record on August 16, 2013. The new shares were distributed on September 1, 2013. Aqua America’s par value of $0.50 per share did not change as a result of the common stock distribution. All share and per share data for all periods presented have been adjusted to give effect to the stock split.

The following table summarizes the Company’s purchases of its common stock for the quarter ending December 31, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs (2)
October 1-31, 2013	—	$—	—	685,348
November 1-30, 2013	—	$—	—	685,348
December 1-31, 2013	364	$23.66	—	685,348

Total	364	$23.66	—	685,348

(1)	These amounts consist of shares we purchased from our employees who elected to pay the exercise price of their stock options, upon exercise, by delivering to us shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements. This feature of our equity compensation plan is available to all employees who receive option grants under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.
(2)	On October 4, 2013, our Board of Directors approved a resolution authorizing the purchase of up to 685,348 shares. This authorization renewed the number of shares that had remained, when affected for stock splits, from an existing buy-back authorization from 1997. The program has no fixed expiration date. No repurchases were made under this program in 2013.

Item 6. Selected Financial Data

The information appearing in the section captioned “Summary of Selected Financial Data” from the portions of our 2013 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the portions of our 2013 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed rate, long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates and short-term debt, which is at floating interest rates. As of December 31, 2013, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for long-term debt are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$86,288	$58,695	$35,850	$53,019	$53,994	$1,267,025	$1,554,871	$1,540,296
Variable rate	—	—	—	—	—	—	—	—

Total	$86,288	$58,695	$35,850	$53,019	$53,994	$1,267,025	$1,554,871	$1,540,296

Weighted average interest rate	5.18%	5.19%	4.81%	5.14%	6.32%	4.90%	5.00%

From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the “available-for-sale” marketable equity securities. As of December 31, 2013, the carrying value of these investments, which reflects market value, in thousands of dollars, was $196.

Item 8. Financial Statements and Supplementary Data

Information appearing under the captions “Consolidated Statements of Net Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Capitalization,” “Consolidated Statements of Equity” and “Notes to Consolidated Financial Statements” from the portions of our 2013 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein. Also, the information appearing in the sections captioned “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” from the portions of our 2013 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

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

(b) Management’s Report on Internal Control Over Financial Reporting – The information appearing in the section captioned “Management’s Report on Internal Control Over Financial Reporting” from the portions of our 2013 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

(c) Attestation Report of the Registered Public Accounting Firm – The Attestation Report of our Independent Registered Public Accounting Firm as to our internal control over financial reporting, contained in our 2013 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K, is incorporated by reference herein. With the exception of the aforementioned information and the information incorporated by reference in Items 6, 7, and 8, the 2013 Annual Report to Shareholders is not to be deemed filed as part of the Annual Report on Form 10-K.

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

Directors of the Registrant, Audit Committee, Audit Committee Financial Expert and Filings under Section 16(a)

The information appearing in the sections captioned “Information Regarding Nominees and Directors,” “Corporate Governance – Code of Ethics”, – “Board and Board Committees”, and – “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive Proxy Statement relating to our May 7, 2014, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Our Executive Officers

The following table and the notes thereto set forth information with respect to our executive officers, including their names, ages, positions with Aqua America and business experience during the last five years:

		Position with
Name	Age	Aqua America (1)
Nicholas DeBenedictis	68	Chairman, President and Chief Executive Officer (May 1993 to present); President and Chief Executive Officer (July 1992 to May 1993); Chairman and Chief Executive Officer, Aqua Pennsylvania (July 1992 to present); President, Philadelphia Suburban Water Company (February 1995 to January 1999) (2)

David P. Smeltzer	55	Executive Vice President and Chief Financial Officer (January 2012 to present); Chief Financial Officer (February 2007 to January 2012); Senior Vice President—Finance and Chief Financial Officer (December 1999 to February 2007); Vice President—Finance and Chief Financial Officer (May 1999 to December 1999); Vice President—Rates and Regulatory Relations, Philadelphia Suburban Water Company (March 1991 to May 1999) (3)

Christopher H. Franklin	49	Executive Vice President and President and Chief Operating Officer, Regulated Operations (January 2012 to Present); Regional President – Midwest and Southern Operations and Senior Vice President, Corporate and Public Affairs (January 2010 to January 2012); Regional President, Aqua America – Southern Operations and Senior Vice President, Public Affairs and Customer Operations (January 2007 to January 2010); Vice President, Public Affairs and Customer Operations (July 2002 to January 2007) (4)

Karl M. Kyriss	63	Executive Vice President and President, Aqua Capital Ventures (January 2012 to present); Regional President – Northeastern Operations (January 2010 to January 2012); Regional President, Aqua Mid-Atlantic Operations (February 2007 to January 2010); President—Aqua Pennsylvania (March 2003 to January 2012) and President, Mid-Atlantic Operations (May 2005 to February 2007) (5)

Christopher P. Luning	46	Senior Vice President, General Counsel, and Secretary (April 2012 to present); Vice President Corporate Development and Corporate Counsel (June 2008 to April 2012); Vice President and Deputy General Counsel (May 2005 to June 2008); Assistant General Counsel (March 2003 to May 2005)

William C. Ross	68	Senior Vice President, Engineering and Environmental Affairs (January 2012 to present); Vice President, Engineering and Environmental Affairs (February 2001 to January 2012); Senior Manager Planning and Engineering Philadelphia Suburban Water Company (February 1998 to February 2001)

Robert A. Rubin	51	Senior Vice President, Controller and Chief Accounting Officer (January 2012 to present); Vice President, Controller and Chief Accounting Officer (May 2005 to January 2012); Controller and Chief Accounting Officer (March 2004 to May 2005); Controller (March 1999 to March 2004) (6)

Prior to January 16, 2004, Aqua Pennsylvania was known as Philadelphia Suburban Water Company.

(1)	In addition to the capacities indicated, the individuals named in the above table hold other offices or directorships with subsidiaries of the Company. Officers serve at the discretion of the Board of Directors.

(2)	Mr. DeBenedictis was Secretary of the Pennsylvania Department of Environmental Resources from 1983 to 1986. From December 1986 to April 1989, he was President of the Greater Philadelphia Chamber of Commerce. Mr. DeBenedictis was Senior Vice President for Corporate and Public Affairs of Philadelphia Electric Company from April 1989 to June 1992.

(3)	Mr. Smeltzer was Vice President—Controller of Philadelphia Suburban Water Company from March, 1986 to March 1991.

(4)	Mr. Franklin was Director of Public Affairs from January 1993 to February 1997.

(5)	Mr. Kyriss was Vice President—Northeast Region of American Water Works Services Company from 1997 to 2003.

(6)	Mr. Rubin was Accounting Manager with Aqua America from June 1989 to June 1994. He then served from June 1994 to March 1999 as Assistant Controller of Philadelphia Suburban Water Company.

Item 11. Executive Compensation

The information appearing in the sections captioned “Executive Compensation” and “Director Compensation” of the definitive Proxy Statement relating to our May 7, 2014, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Stock— The information appearing in the section captioned “Ownership of Common Stock” of the Proxy Statement relating to our May 7, 2014, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Securities Authorized for Issuance under Equity Compensation Plans—The following table provides information for our equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,178,868	(1)	$16.82	(2)	4,680,779
Equity compensation plans not approved by security holders	0		0		0

Total	2,178,868		$16.82		4,680,779

(1)	Consists of 1,538,110 shares issuable upon exercise of outstanding options, 528,092 shares issuable upon conversion of outstanding performance share units, and 112,666 shares issuable upon conversion of outstanding restricted share units.
(2)	Calculated only based upon outstanding options of 1,538,110 shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information appearing in the sections captioned “Corporate Governance – Director Independence” and “ – Policies and Procedures For Approval of Related Person Transactions” of the definitive Proxy Statement relating to our May 7, 2014, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information appearing in the section captioned “Proposal No. 2 – Services and Fees” of the definitive Proxy Statement relating to our May 7, 2014, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements. The following is a list of our consolidated financial statements and supplementary data incorporated by reference in Item 8 hereof:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2013 and 2012

Consolidated Statements of Net Income – 2013, 2012, and 2011

Consolidated Statements of Comprehensive Income – 2013, 2012, and 2011

Consolidated Statements of Cash Flows – 2013, 2012, and 2011

Consolidated Statements of Capitalization – December 31, 2013 and 2012

Consolidated Statements of Equity – 2013, 2012, and 2011

Notes to Consolidated Financial Statements

Financial Statement Schedules.

Schedule 1. – Condensed Parent Company Financial Statements. All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

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

AQUA AMERICA, INC.

/s/ Nicholas DeBenedictis
Nicholas DeBenedictis
Chairman, President and Chief Executive Officer
Date: March 3, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant on March 3, 2014 in the capacities indicated below.

/s/ Nicholas DeBenedictis	/s/ David P. Smeltzer
Nicholas DeBenedictis	David P. Smeltzer
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert A. Rubin	/s/ Michael L. Browne
Robert A. Rubin	Michael L. Browne
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	Director

/s/ Mary C. Carroll	/s/ Richard H. Glanton
Mary C. Carroll	Richard H. Glanton
Director	Director

/s/ Lon R. Greenberg	/s/ William P. Hankowsky
Lon R. Greenberg	William P. Hankowsky
Director	Director

/s/ Wendell F. Holland	/s/ Mario Mele
Wendell F. Holland	Mario Mele
Director	Director

/s/ Ellen T. Ruff	/s/ Andrew J. Sordoni III
Ellen T. Ruff	Andrew J. Sordoni III
Director	Director

Aqua America, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Balance Sheets

(In thousands of dollars)

December 31, 2013 and 2012

	2013	2012
Assets
Current assets:
Accounts receivable, net	$1,423	$3,116
Accounts receivable—affiliates	3,092	18,572
Notes Receivable—affiliates	—	60,000
Deferred income taxes	34,366	34,219
Prepayments and other current assets	3,232	3,337

Total current assets	42,113	119,244

Deferred charges and other assets, net	18,227	17,678
Notes Receivable—affiliates	280,830	299,008
Accounts receivable—affiliates	54,456	127,667
Deferred income tax asset	94,809	50,435
Investment in subsidiaries	1,510,377	1,457,884

	$2,000,812	$2,071,916

Liabilities and Equity
Stockholders’ equity	$1,534,835	$1,385,704
Long-term debt, excluding current portion	324,400	451,401
Current liabilities:
Current portion of long-term debt	27,000	31,600
Accounts payable	300	—
Accrued interest	3,115	3,599
Accrued taxes	798	20,883
Accounts payable—affiliates	22,263	22,312
Other accrued liabilities	13,404	6,055

Total current liabilities	66,880	84,449

Other liabilities	74,697	150,362

	$2,000,812	$2,071,916

The accompanying condensed notes are an integral part of these condensed financial statements.

Aqua America, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Other income	$6,936	$13,017	$6,935
Operating expense and other expenses	2,941	1,734	4,067
Gain on sale of utility systems	(400)	(13,064)	—

Operating income	4,395	24,347	2,868
Interest expense, net	4,208	4,031	3,787
Other expense (income)	139	(1,714)	896

Income (loss) before equity in earnings of subsidiaries and income taxes	48	22,030	(1,815)
Equity in earnings of subsidiaries	220,675	182,652	151,021

Income before income taxes	220,723	204,682	149,206
Provision for income taxes	(577)	8,119	6,137

Net income attributable to common shareholders	$221,300	$196,563	$143,069

Comprehensive income	$221,531	$196,422	$142,826

Net income per common share:
Basic	$1.26	$1.13	$0.83

Diluted	$1.25	$1.12	$0.83

Average common shares outstanding during the period:
Basic	176,140	174,201	172,727

Diluted	176,814	174,918	173,361

The accompanying condensed notes are an integral part of these condensed financial statements.

Aqua America, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Cash Flows

(In thousands of dollars)

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Net cash flows from operating activities	$159,144	$44,097	$79,527

Cash flows from investing activities:
Acquisitions of utility systems and other, net	(266)	(105,160)	(6,936)
Net proceeds from the sale of utility systems and other assets	—	79,560	13,049
Proceeds from note receivable	—	—	5,289
(Increase) decrease in investment of subsidiary	50,337	(54,574)	15,184
Other	(267)	(3,681)	74

Net cash flows from (used in) investing activities	49,804	(83,855)	26,660

Cash flows from financing activities:
Net repayments of short-term debt	—	(5,000)	(10,000)
Proceeds from long-term debt	98,956	210,317	40,177
Repayments of long-term debt	(230,600)	(99,212)	(67,000)
Proceeds from issuing common stock	10,290	13,190	12,607
Proceeds from exercised stock options	25,698	14,598	6,603
Share-based compensation windfall tax benefits	2,420	—	—
Repurchase of common stock	(12,823)	(1,464)	(1,163)
Dividends paid on common stock	(102,889)	(93,423)	(87,133)

Net cash flows (used in) from financing activities	(208,948)	39,006	(105,909)

Net (decrease) increase in cash and cash equivalents	—	(752)	278
Cash and cash equivalents at beginning of year	—	752	474

Cash and cash equivalents at end of year	$—	$—	$752

See Note 1 - Basis of Presentation

The accompanying condensed notes are an integral part of these condensed financial statements.

Aqua America, Inc.

Notes to Condensed Parent Company Financial Statements

(In thousands of dollars)

Note 1 – Basis of Presentation – The accompanying condensed financial statements of Aqua America, Inc. (parent) should be read in conjunction with the consolidated financial statements and notes thereto of Aqua America, Inc. and subsidiaries (“Registrant”) included in Part II, Item 8 of the Form 10-K. Aqua America Inc.’s (parent) significant accounting policies are consistent with those of the Registrant and its wholly-owned subsidiaries.

Aqua America, Inc. (parent) borrows and provides funds to its subsidiaries, in support of their operations. Amounts owed to Aqua America, Inc. (parent) for borrowings under this facility are reflected as inter-company receivables on the condensed balance sheets. The interest rate charged to the subsidiaries is sufficient to cover Aqua America, Inc.’s (parent) interest costs under its associated borrowings.

As of December 31, 2013 and 2012, Aqua America, Inc. (parent) had a current accounts receivable – affiliates balance of $3,092 and $18,572. As of December 31, 2013 and 2012, Aqua America, Inc. (parent) had a notes receivable – affiliates balance of $280,830 and $359,008. The changes in these balances represent non-cash adjustments that are recorded through Aqua America, Inc.’s (parent) investment in subsidiaries.

In the ordinary course of business, Aqua America, Inc. (parent) indemnifies a third-party for surety bonds issued on behalf of subsidiary companies, guarantees the performance of one of its regulated utilities in a jurisdiction that requires such guarantees, and guarantees several projects associated with the treatment of water in a jurisdiction.

Note 2 – Dividends from subsidiaries – Dividends in the amount of $18,075, $22,520 and $49,850 were paid to Aqua America, Inc. (parent) by its wholly-owned subsidiaries during the years ended December 31, 2013, 2012 and 2011, respectively.

Note 3 – Long-term debt – Aqua America, Inc. (parent) has long-term debt under unsecured note purchase agreements with investors in addition to its $150,000 revolving credit agreement. Excluding amounts due under the revolving credit agreement, the debt maturities of Aqua America, Inc.’s (parent) long-term debt are as follows:

2014	$27,000
2015	18,000
2016	16,050
2017	26,050
2018	20,800
Thereafter	243,500

Aqua America, Inc. (parent) has a short-term line of credit of $15,000. Funds borrowed under this line are classified as loans payable and is used to provide working capital. The short-term borrowing activity for the last three years is as follows:

	2013	2012	2011
Balance outstanding at December 31,	$—	$—	$5,000
Interest rate at December 31,	—	—	3.25%
Average borrowings outstanding	$—	$—	$1,250
Weighted-average interest rate	—	—	1.71%
Maximum amount outstanding	$—	$—	$10,000

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of July 26, 2011, by and between Aqua America, Inc. and Connecticut Water Service, Inc. (28) (Exhibit 2.1)

2.2	Stock Purchase Agreement, dated as of July 8, 2011, by and among American Water Works Company, Inc., Ohio-American Water Company and Aqua Ohio, Inc. (28) (Exhibit 2.2)

2.3	Stock Purchase Agreement, dated as of July 8, 2011, by and among Aqua Utilities, Inc., Aqua New York, Inc. and American Water Works Company, Inc. (28) (Exhibit 2.3)

2.4	Utility System Asset Acquisition Agreement as of December 28, 2012 by and among Florida Governmental Utility Authority, as buyer and Aqua Utilities Florida, Inc., and Crystal River Utilities, Inc., as sellers (33) (Exhibit 2.4)

3.1	Aqua America, Inc., Amended and Restated Articles of Incorporation as of May 10, 2012 (32) (Exhibit 3.1)

3.2	Amended and Restated Bylaws, as amended effective as of May 10, 2012 (32) (Exhibit 3.2)

4.1	Indenture of Mortgage dated as of January 1, 1941 between Philadelphia Suburban Water Company and The Pennsylvania Company for Insurance on Lives and Granting Annuities (now First Pennsylvania Bank, N.A.), as Trustee, with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 (2) (Exhibits 4.1 through 4.16)

4.1.1	Agreement to furnish copies of other long-term debt instruments (1) (Exhibit 4.7)

4.1.2	Twenty-fourth Supplemental Indenture dated as of June 1,1988 (3) (Exhibit 4.5)

4.1.3	Twenty-sixth Supplemental Indenture dated as of November 1, 1991 (4) (Exhibit 4.12)

4.1.4	Twenty-ninth Supplemental Indenture dated as of March 30,1995 (5) (Exhibit 4.17)

4.1.5	Thirty-third Supplemental Indenture, dated as of November 15, 1999 (8) (Exhibit 4.27)

4.1.6	Thirty-fifth Supplemental Indenture, dated as of January 1, 2002 (9) (Exhibit 4.22)

4.1.7	Thirty-eighth Supplemental Indenture, dated as of November 15, 2004 (13) (Exhibit 4.28)

4.1.8	Thirty-ninth Supplemental Indenture, dated as of May 1, 2005 (14) (Exhibit 4.29)

4.1.9	Fortieth Supplemental Indenture, dated as of December 15, 2005 (15) (Exhibit 4.31)

4.1.10	Forty-first Supplemental Indenture, dated as of January 1, 2007 (17) (Exhibit 4.1)

4.1.11	Forty-second Supplemental Indenture, dated as of December 1, 2007 (18) (Exhibit 4.36)

4.1.12	Forty-third Supplemental Indenture, dated as of December 1, 2008 (21) (Exhibit 4.37)

4.1.13	Forty-fourth Supplemental Indenture, dated as of July 1, 2009 (22) (Exhibit 4.38)

4.1.14	Forty-fifth Supplemental Indenture, dated as of October 15, 2009 (24) (Exhibit 4.39)

4.1.15	Forty-sixth Supplemental Indenture, dated as of October 15, 2010 (26) (Exhibit 4.35)

4.1.16	Forty-seventh Supplemental Indenture, dated as of October 15, 2012 (33) (Exhibit 4.24)

4.1.17	Forty-eighth Supplemental Indenture, dated as of October 1, 2013

4.2	Note Purchase Agreement among the note purchasers and Philadelphia Suburban Corporation, dated July 31, 2003 (10) (Exhibit 4.27)

4.3	Placement Agency Agreement between Philadelphia Suburban Water Company and PaineWebber Incorporated dated as of March 30, 1995 (5) (Exhibit 10.12)

10.1	Philadelphia Suburban Corporation Deferred Compensation Plan Master Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996* (6) (Exhibit 10.24)

EXHIBIT INDEX

Exhibit No.	Description

10.1.1	Amendment 2008-1 to the Aqua America, Inc. Deferred Compensation Plan Master Trust Agreement, dated as of December 15, 2008* (21) (Exhibit 10.50)

10.2	Placement Agency Agreement between Philadelphia Suburban Water Company and Merrill Lynch & Co., PaineWebber Incorporated, A.G. Edwards & Sons, Inc., First Union Securities, Inc., PNC Capital Markets, Inc. and Janney Montgomery Scott, Inc., dated as of November 15, 1999 (8) (Exhibit 10.41)

10.3	Bond Purchase Agreement among the Northumberland County Industrial Development Authority, Aqua Pennsylvania, Inc., and Sovereign Securities Corporation, LLC, dated November 16, 2004 (15) (Exhibit 10.31)

10.4	Bond Purchase Agreement among the Montgomery County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 12, 2007 (18) (Exhibit 10.34)

10.5	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated May 10, 2005 (14) (Exhibit 10.36)

10.6	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2005 (15) (Exhibit 10.37)

10.7	Aqua America, Inc. Dividend Reinvestment and Direct Stock Purchase Plan* (19)

10.8	Non-Employee Directors’ Compensation for 2013* (33) (Exhibit 10.20)

10.9	Non-Employee Directors’ Compensation for 2014*

10.10	Bond Purchase Agreement among the Chester County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2006 (18) (Exhibit 10.2)

10.11	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 4, 2008 (21) (Exhibit 10.35)

10.12	Aqua America, Inc. 2004 Equity Compensation Plan (as amended and restated as of January 1, 2009)* (21) (Exhibit 10.36)

10.13	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Nicholas DeBenedictis, effective as of January 1, 2009* (21) (Exhibit 10.37)

10.14	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and David P. Smeltzer, effective as of January 1, 2009* (21) (Exhibit 10.39)

10.15	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Karl M. Kyriss, effective as of January 1, 2009* (21) (Exhibit 10.40)

10.16	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Christopher H. Franklin, effective as of January 1, 2009* (21) (Exhibit 10.41)

10.17	Change in Control and Severance Agreement between Aqua America, Inc. and Nicholas DeBenedictis, dated December 31, 2008* (21) (Exhibit 10.42)

10.18	Change in Control Agreement between Aqua America, Inc. and David P. Smeltzer, dated December 31, 2008* (21) (Exhibit 10.44)

10.19	Change in Control Agreement between Aqua America, Inc. and Karl M. Kyriss, dated December 31, 2008* (21) (Exhibit 10.45)

EXHIBIT INDEX

Exhibit No.	Description

10.20	Change in Control Agreement between Aqua America, Inc. and Christopher H. Franklin, dated December 31, 2008* (21) (Exhibit 10.46)

10.21	Change in Control Agreement between Aqua America, Inc. and Christopher P. Luning, dated March 1, 2011* (33) (Exhibit 10.34)

10.22	Aqua America, Inc. 2009 Executive Deferral Plan (as amended and restated effective January 1, 2009* (20) (Exhibit 4.1)

10.23	Aqua America, Inc. 2009 Omnibus Equity Compensation Plan, (as amended effective February 25, 2011) * (26) (Exhibit 10.42)

10.24	Employment Agreement dated January 31, 2010, between Aqua America, Inc. and Nicholas DeBenedictis * (23) (Exhibit 10.1)

10.25	Amendment to Employment Agreement dated December 6, 2011, between Aqua America, Inc. and Nicholas DeBenedictis* (29) (Exhibit 10.56)

10.26	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., and Janney Montgomery Scott LLC, dated June 30, 2009 (22) (Exhibit 10.52)

10.27	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., Janney Montgomery Scott LLC, and PNC Capital Markets LLC, dated October 20, 2009 (24) (Exhibit 10.59)

10.28	Restricted Stock Grant Agreement made by Aqua America, Inc. to Nicholas DeBenedictis dated January 31, 2010* (23) (Exhibit 10.2)

10.29	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., PNC Capital Markets LLC, and TD Securities (USA) LLC, dated October 27, 2010 (26) (Exhibit 10.51)

10.30	Revolving Credit Agreement between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., and Citizens Bank of Pennsylvania, dated as of November 30, 2010 (26) (Exhibit 4.34)

10.31	First Amendment to Revolving Credit Agreement between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank, dated as of November 28, 2011 (29) (Exhibit 4.25)

10.32	Revolving Credit Agreement between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, and Huntington National Bank, dated as of March 23, 2012 (31) (Exhibit 10.60)

10.33	Second Amendment to Revolving Credit Agreement between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank, dated as of November 26, 2012 (33) (Exhibit 10.53)

10.34

Third Amendment to Revolving Credit Agreement between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank, dated as of

November 25, 2013

10.35	Bond Purchase Agreement among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association, John Hancock Life Insurance Company, John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, Minnesota Life Insurance Company, United Health Care Insurance Company, American Republic Insurance Company, Western Fraternal Life Association, dated November 8, 2012 (33) (Exhibit 10.54)

10.36	Aqua America, Inc. and Subsidiaries Annual Cash Incentive Compensation Plan* (33) (Exhibit 10.56)

EXHIBIT INDEX

Exhibit No.	Description

10.37	Form of Performance Share Unit Grant Agreement for other Executive Officers* (34) (Exhibit 10.69)

10.38	Form of Restricted Stock Unit Grant Agreement for other Executive Officers* (34) (Exhibit 10.68)

10.39	Restricted Stock Grant Agreement made by Aqua America, Inc. to Nicholas DeBenedictis dated December 6, 2011* (29) (Exhibit 10.57)

10.40	Restricted Stock Unit Grant Agreement made by Aqua America, Inc. to Nicholas DeBenedictis dated February 27, 2013* (34) (Exhibit 10.66)

10.41	Performance Share Unit Grant Agreement by Aqua America, Inc. to Nicholas DeBenedictis dated February 27, 2013* (34) (Exhibit 10.67)

10.42	Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2011)* (29) (Exhibit 10.58)

10.43	Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas DeBenedictis (as amended and restated effective January 1, 2011)* (29) (Exhibit 10.59)

10.44	Aqua America, Inc. Amended and Restated Employee Stock Purchase Plan* (30) (Appendix C)

10.45	Bond Purchase Agreement among Aqua Pennsylvania, Inc., John Hancock Life Insurance Company (U.S.A), John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Thrivent Financial for Lutherans, United Insurance Company of America, Equitable Life & Casualty Insurance Company, Catholic United Financial, and Great Western Insurance Company, dated October 24, 2013

10.46	1994 Equity Compensation Plan, as amended by Amendment effective August 5, 2003* (11) (Exhibit 10.5)

13.1	Selected portions of Annual Report to Shareholders for the year ended December 31, 2013 incorporated by reference in Annual Report on Form 10-K for the year ended December 31, 2013

21.1	Subsidiaries of Aqua America, Inc.

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of specific instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

*	Indicates management contract or compensatory plan or arrangement.

Notes—

Documents Incorporated by Reference

(1)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1992.

(2)	Indenture of Mortgage dated as of January 1, 1941 with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 were filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1983.

(3)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1988.

(4)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1991.

(5)	Filed on May 10, 1995 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(6)	Filed on March 25, 1997 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996.

(7)	Filed on March 23, 1998 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1997.

(8)	Filed on March 29, 2000 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

(9)	Filed on March 20, 2002 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2001.

(10)	Filed on November 13, 2003 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(11)	Filed on March 15, 2004 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2003.

(12)	Filed as a Registration Statement on Form S-3 on February 19, 2005.

(13)	Filed on March 15, 2005 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2004.

(14)	Filed on August 4, 2005 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(15)	Filed on March 14, 2006 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2005.

(16)	Filed on February 28, 2007 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2006.

(17)	Filed on May 8, 2007 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(18)	Filed on February 27, 2008 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2007.

(19)	Filed on August 8, 2008 as a Registration Statement on Form S-3.

(20)	Filed on December 10, 2008 as a Registration Statement on Form S-8

(21)	Filed on February 27, 2009 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2008.

(22)	Filed on August 6, 2009 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(23)	Filed as an Exhibit to Form 8-K filed on February 4, 2010.

(24)	Filed on February 26, 2010 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2009.

(25)	Filed as an Exhibit to Form 8-K filed on October 7, 2010.

(26)	Filed on February 25, 2011 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2010.

(27)	Filed on May 9, 2011 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(28)	Filed on November 4, 2011 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(29)	Filed on February 27, 2012 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2011.

(30)	Filed as Appendix C to Proxy Statement on Schedule 14A filed on March 30, 2012.

(31)	Filed on May 7, 2012 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(32)	Filed as an Exhibit to Form 8-K filed on May 11, 2012.

(33)	Filed on February 28, 2013 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2012.

(34)	Filed on May 6, 2013 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.