Form 10-Q
period 2014-03-31
AQUA AMERICA INC
filed 2014-05-08
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_______________ to _______________

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

April 23,  2014:  177,060,756

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Assets	2014	2013
Property, plant and equipment, at cost	$5,397,141	$5,348,195
Less: accumulated depreciation	1,237,686	1,211,806
Net property, plant and equipment	4,159,455	4,136,389
Current assets:
Cash and cash equivalents	17,508	5,058
Accounts receivable and unbilled revenues, net	89,892	94,704
Income tax receivable	1,211	7,873
Deferred income taxes	49,846	40,038
Inventory, materials and supplies	11,794	11,353
Prepayments and other current assets	11,129	11,081
Assets of discontinued operations held for sale	32,250	32,926
Total current assets	213,630	203,033

Regulatory assets	599,717	585,140
Deferred charges and other assets, net	51,253	50,290
Investment in joint venture	47,666	48,695
Funds restricted for construction activity	47	47
Goodwill	27,999	28,223
Total assets	$5,099,767	$5,051,817
Liabilities and Equity
Aqua America stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 178,316,578 and 177,928,922 as of March 31, 2014 and December 31, 2013	$89,158	$88,964
Capital in excess of par value	748,080	743,335
Retained earnings	745,161	729,272
Treasury stock, at cost, 1,258,279 and 1,178,323 shares in March 31, 2014 and December 31, 2013	(29,055)	(27,082)
Accumulated other comprehensive income	667	346
Total Aqua America stockholders' equity	1,554,011	1,534,835

Noncontrolling interest	223	208

Total equity	1,554,234	1,535,043

Long-term debt, excluding current portion	1,498,040	1,468,583
Commitments and contingencies (See Note 13)	-	-

Current liabilities:
Current portion of long-term debt	97,789	86,288
Loans payable	27,913	36,740
Accounts payable	31,547	65,815
Accrued interest	21,175	13,615
Accrued taxes	13,362	14,176
Other accrued liabilities	30,419	33,596
Liabilities of discontinued operations held for sale	29,037	29,649
Total current liabilities	251,242	279,879

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	901,391	866,211
Customers' advances for construction	73,728	73,892
Regulatory liabilities	278,283	281,014
Other	75,230	81,552
Total deferred credits and other liabilities	1,328,632	1,302,669

Contributions in aid of construction	467,619	465,643
Total liabilities and equity	$5,099,767	$5,051,817

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013

Operating revenues	$182,672	$178,552

Operating expenses:
Operations and maintenance	71,686	67,794
Depreciation	30,981	29,045
Amortization	1,133	1,377
Taxes other than income taxes	12,102	13,398
Total operating expenses	115,902	111,614

Operating income	66,770	66,938

Other expense (income):
Interest expense, net	19,310	19,275
Allowance for funds used during construction	(1,167)	(552)
Loss (gain) on sale of other assets	348	(92)
Equity loss in joint venture	686	656
Income from continuing operations before income taxes	47,593	47,651
Provision for income taxes	5,192	6,787
Income from continuing operations	42,401	40,864

Discontinued operations:
Income from discontinued operations before income taxes	772	8,925
Provision for income taxes	314	3,224
Income from discontinued operations	458	5,701
Net income attributable to common shareholders	$42,859	$46,565

Income from continuing operations per share:
Basic	$0.24	$0.23
Diluted	$0.24	$0.23

Income from discontinued operations per share:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03

Net income per common share:
Basic	$0.24	$0.27
Diluted	$0.24	$0.26

Average common shares outstanding during the period:
Basic	176,839	175,415
Diluted	177,810	176,499

Cash dividends declared per common share	$0.152	$0.140

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013

Net income attributable to common shareholders	$42,859	$46,565
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on investments, net of tax of $38 and $(5) for the three months ended, March 31, respectively	72	(9)
Reclassification adjustment for loss reported in net income, net of tax benefit of $(134) for the three months ended, March 31, 2014 (1)	249	-
Comprehensive income	$43,180	$46,556

(1) Amount of pre-tax loss of $383 reclassified from accumulated other comprehensive income to loss on sale of other assets on the consolidated statements of net income for the three months ended March 31, 2014.

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		March 31,	December 31,
		2014	2013
Aqua America stockholders' equity:
Common stock, $.50 par value		$89,158	$88,964
Capital in excess of par value		748,080	743,335
Retained earnings		745,161	729,272
Treasury stock, at cost		(29,055)	(27,082)
Accumulated other comprehensive income		667	346
Total Aqua America stockholders' equity		1,554,011	1,534,835

Noncontrolling interest		223	208

Total equity		1,554,234	1,535,043

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	6,093	5,035
1.00% to 1.99%	2014 to 2035	26,911	28,615
2.00% to 2.99%	2024 to 2031	15,890	14,903
3.00% to 3.99%	2016 to 2047	166,794	167,365
4.00% to 4.99%	2020 to 2048	444,574	447,297
5.00% to 5.99%	2015 to 2043	256,514	284,362
6.00% to 6.99%	2015 to 2036	64,929	64,923
7.00% to 7.99%	2022 to 2027	34,900	35,056
8.00% to 8.99%	2021 to 2025	19,192	19,283
9.00% to 9.99%	2018 to 2026	28,500	28,500
10.40%	2018	6,000	6,000
		1,070,297	1,101,339

Notes payable to bank under revolving credit agreement, variable rate, due March 2017		72,000	-
Unsecured notes payable:
Notes at 3.57% due 2027		50,000	50,000
Notes ranging from 4.62% to 4.87%, due 2014 through 2024		171,400	171,400
Notes ranging from 5.01% to 5.95%, due 2015 through 2037		232,132	232,132
		1,595,829	1,554,871
Current portion of long-term debt		97,789	86,288
Long-term debt, excluding current portion		1,498,040	1,468,583
Total capitalization		$3,052,274	$3,003,626

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income	Interest	Total
Balance At December 31, 2013	$88,964	$743,335	$729,272	$(27,082)	$346	$208	$1,535,043
Net income	-	-	42,859	-	-	15	42,874
Other comprehensive income, net of income tax of $172	-	-	-	-	321	-	321
Dividends	-	-	(26,873)	-	-	-	(26,873)
Repurchase of stock (79,961 shares)	-	-	-	(1,973)	-	-	(1,973)
Equity compensation plan (198,920 shares)	100	(100)	-	-	-	-	-
Exercise of stock options (188,736, shares)	94	2,663	-	-	-	-	2,757
Stock-based compensation	-	1,322	(97)	-	-	-	1,225
Employee stock plan tax benefits	-	1,041	-	-	-	-	1,041
Other	-	(181)	-	-	-	-	(181)
Balance At March 31, 2014	$89,158	$748,080	$745,161	$(29,055)	$667	$223	$1,554,234

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$42,859	$46,565
Income from discontinued operations	458	5,701
Income from continuing operations	42,401	40,864
Adjustments to reconcile income from continuing operations
to net cash flows from operating activities:
Depreciation and amortization	32,114	30,422
Deferred income taxes	3,692	11,189
Provision for doubtful accounts	1,508	925
Stock-based compensation	1,331	1,015
Loss (gain) on sale of other assets	348	(92)
Net increase in receivables, inventory and prepayments	3,644	5,492
Net increase in payables, accrued interest, accrued taxes and other accrued liabilities	13,269	514
Other	(7,833)	(1,704)
Operating cash flows from continuing operations	90,474	88,625
Operating cash flows (used in) from discontinued operations, net	(545)	361
Net cash flows from operating activities	89,929	88,986
Cash flows from investing activities:
Property, plant and equipment additions, including the non-equity component of allowance for funds used during construction of $367 and $472	(59,819)	(59,085)
Acquisitions of utility systems and other, net	(4,045)	(10,674)
Additions to funds restricted for construction activity	-	(2)
Release of funds previously restricted for construction activity	-	394
Net proceeds from the sale of utility system and other assets	133	95
Investment in joint venture	-	(4,900)
Other	(91)	(233)
Investing cash flows used in continuing operations	(63,822)	(74,405)
Investing cash flows from discontinued operations, net	39	51,312
Net cash flows used in investing activities	(63,783)	(23,093)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	1,142	794
Repayments of customers' advances	(234)	(577)
Net (repayments) proceeds of short-term debt	(8,827)	17,453
Proceeds from long-term debt	73,192	35,010
Repayments of long-term debt	(31,874)	(77,991)
Change in cash overdraft position	(21,753)	(11,881)
Proceeds from issuing common stock	-	3,427
Proceeds from exercised stock options	2,757	7,901
Stock-based compensation windfall tax benefits	964	-
Repurchase of common stock	(1,973)	(1,618)
Dividends paid on common stock	(26,873)	(24,562)
Other	(181)	-
Financing cash flows used in continuing operations	(13,660)	(52,044)
Financing cash flows used in discontinued operations, net	(36)	(17)
Net cash flows used in financing activities	(13,696)	(52,061)

Net increase in cash and cash equivalents	12,450	13,832
Cash and cash equivalents at beginning of period	5,058	5,521
Cash and cash equivalents at end of period	$17,508	$19,353

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1             Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at March 31, 2014, the consolidated statements of net income and comprehensive income for the three months ended March 31, 2014 and 2013, the consolidated statements of cash flow for the three months ended March 31, 2014 and 2013, and the consolidated statement of equity for the three months ended March 31, 2014 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented.  Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.  The December 31, 2013 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2013 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.  All common share, per common share, stock unit, and per stock unit data, for all periods presented, has been adjusted to give effect to the September 1, 2013 five-for-four stock split effected in the form of a 25% stock distribution (see Note 5).  Certain prior period amounts have been reclassified to conform to the reporting of discontinued operations (see Note 4).

Note 2             Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated

Balance at December 31, 2013	$24,102	$4,121	$28,223
Reclassifications to utility plant acquisition adjustment	(202)	-	(202)
Other	(22)	-	(22)
Balance at March 31, 2014	$23,878	$4,121	$27,999

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

Note 3             Acquisitions

In May 2014, the Company entered into an asset purchase agreement for the acquisition of the water and wastewater utility system assets of North Maine Utilities owned by the Village of Glenview, Illinois serving approximately 7,200 customers, for cash at closing of up to $22,000, subject to final adjustment pursuant to the purchase agreement.  Closing of this acquisition is anticipated to occur in mid-year 2015.

In March 2014, the Company acquired the wastewater utility system assets of Penn Township located in Chester County, Pennsylvania serving approximately 800 customers.  The total purchase price consisted of $3,668 in cash.

In March 2013, the Company acquired the water and wastewater utility system assets of Total Environmental Solutions, Inc. located in Clearfield County, Pennsylvania serving approximately 4,200 customers.  The total purchase price consisted of $10,350 in cash.

Note 4             Discontinued Operations and Other Disposition

Discontinued Operations – In September 2012, the Company began to market for sale its water and wastewater operations in Florida, which served approximately 38,000 customers, and the Company’s wastewater treatment facility in Georgia.    In March, April, and December 2013, through five separate sales transactions, the Company completed the sale of its water and wastewater utility systems in Florida, which concluded its regulated operations in Florida.  The Company received total net proceeds from these sales of $88,934 and recognized a gain on sale of $21,178 ($13,766 after-tax), including a first quarter 2013 gain on sale of $6,451 ($4,193 after-tax).  One of the Company’s sales in Florida, which was completed in March 2013, and represented approximately 8% of its customers served in Florida, remains subject to customary regulatory review, for which the Company expects to receive the regulator’s decision by midyear 2014.  If the regulator does not approve this sale, the purchase price would be refunded and the assets sold would revert back to the Company.  On March 12, 2014, the Company completed the sale of its wastewater treatment facility in Georgia.

The City of Fort Wayne, Indiana (the “City”) has authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana (the “Northern Assets”).  In January 2008, the Company reached a settlement with the City to transition the Northern Assets in February 2008 upon receipt

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

of the City’s initial valuation payment of $16,911.  The settlement agreement specifically stated that the final valuation of the Northern Assets will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation.  On February 12, 2008, the Company turned over the Northern Assets to the City upon receipt of the initial valuation payment.  The proceeds received by the Company are in excess of the book value of the assets relinquished.  No gain has been recognized due to the contingency over the final valuation of the assets.  The net book value of the Northern Assets has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet.  Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City, the amounts deferred will be recognized in the Company’s consolidated statement of net income.  On March 16, 2009, oral argument was held on certain procedural aspects with respect to the valuation evidence that may be presented and whether the Company is entitled to a jury trial.  On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard.  The Company disagreed with the Court’s decision and appealed the Wells County Indiana Circuit Court’s decision to the Indiana Court of Appeals.  On January 13, 2012, the Indiana Court of Appeals reached a decision upholding the Wells County Indiana Circuit Court decision.  On February 10, 2012, the Company filed a petition for transfer requesting that the Indiana Supreme Court review the matter.  On April 11, 2013, the Indiana Supreme Court ruled that the statute at issue gives the Company the right to a full evidentiary hearing before a jury regarding the value of the assets and remanded the case to the trial court for a proceeding consistent with that ruling.  The Company continues to evaluate its legal options with respect to this decision.  Depending upon the outcome of all of the legal proceedings, including the planned transaction below, which would resolve this litigation, the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds.  The Northern Assets relinquished represent approximately 0.4% of the Company’s total assets.

In addition, in December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of the Company's water utility system assets located in the southwest section of the City and in Allen County (the “Southern Assets”), and if negotiations with Fort Wayne officials were to fail, to condemn the Southern Assets.  The first public hearing on the ordinance was held on January 22, 2013 and a subsequent hearing scheduled for February 5, 2013 was not held due to ongoing settlement discussions between the parties.  On July 2, 2013, the Company’s operating subsidiary and the City signed a letter of intent, which among other items, addresses many of the terms by which the City would purchase the Company’s Southern Assets, will resolve the litigation between the Company and the City with respect to the Northern Assets, and will establish the terms by which the Company’s operating

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

subsidiary will treat wastewater sent to it by the City.  The letter of intent states that the City agrees to pay the Company $50,100 for the Northern Assets and Southern Assets in addition to the $16,911 paid to the Company by the City in 2008 as an initial valuation payment for the Northern Assets (for a total payment of $67,011).  The letter of intent is conditioned on the Company’s Board of Directors and City Council approving the final terms of the possible transaction, and the Company and the City entering into several definitive agreements that cover the subject matter of the letter of intent.  On February 27, 2014, the Company’s Board of Directors authorized management to enter into agreements with the City on terms and conditions that are consistent with the July 2, 2013 letter of intent, for among other items, the sale of the Company’s Northern Assets and Southern Assets to the City.  Further, the completion of the transaction is subject to regulatory requirements and approval.  The planned sale of these operations is accounted for as businesses held for sale beginning in the first quarter of 2014.  If this transaction is consummated, the Company will expand its sewer customer base by accepting new wastewater from the City.  The completion of the transaction is not expected to close until the fourth quarter of 2014.  The Company continues to evaluate its legal and operational options on an ongoing basis.

The operating results, cash flows, and financial position of the Company’s operations named above, during the periods owned, have been presented in the Company’s consolidated statements of net income, consolidated statements of cash flow, and consolidated balance sheets as discontinued operations.  These operations were included in the Company’s “Regulated” segment.

A summary of discontinued operations presented in the consolidated statements of net income include the following:

	Three Months Ended
	March 31,
	2014	2013
Operating revenues	$1,579	$7,493
Total operating expenses	673	5,020
Operating income	906	2,473
Other (income) expense:
Loss (gain) on sale	134	(6,451)
Other, net	-	(1)
Income from discontinued operations before income taxes	772	8,925
Provision for income taxes	314	3,224
Income from discontinued operations	$458	$5,701

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The assets and liabilities of discontinued operations presented in the consolidated balance sheets include the following:

	March 31,	December 31,
	2014	2013

Property, plant and equipment, at cost	$39,747	$39,976
Less: accumulated depreciation	8,753	8,872
Net property, plant and equipment	30,994	31,104
Current assets	814	1,362
Regulatory assets	442	460
Assets of discontinued operations held for sale	32,250	32,926

Current liabilities	15,209	16,212
Deferred income taxes and investment tax credits	1,725	1,308
Contributions in aid of construction	10,935	10,935
Other liabilities	1,168	1,194
Liabilities of discontinued operations held for sale	29,037	29,649

Net assets	$3,213	$3,277

]

Note 5             Capitalization

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended March 31, 2014.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of funds restricted for construction activity and loans payable are determined based on their carrying amount and utilizing Level 1 methods and assumptions.  As of March 31, 2014 and December 31, 2013, the carrying amount of the Company’s funds restricted for construction activity was $47 and $47,  respectively, which equates to their estimated fair value.  As of March 31, 2014 and December 31, 2013, the carrying amount of the Company’s loans payable was $27,913 and $36,740, respectively, which equates to their estimated fair value.  The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing Level 2 methods and assumptions.  As of March 31, 2014 and December 31, 2013, the carrying amounts of the Company's cash and cash equivalents was $17,508 and $5,058,  respectively, which equates to their fair value.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	March 31,	December 31,
	2014	2013
Carrying Amount	$1,595,829	$1,554,871
Estimated Fair Value	1,622,265	1,540,296

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.  The Company’s customers’ advances for construction have a carrying value of $73,728 as of March 31, 2014, and $73,892 as of December 31, 2013.   Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases.  Portions of these non-interest bearing instruments are payable annually through 2029 and amounts not paid by the respective contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Three Months Ended
	March 31,
	2014	2013
Average common shares outstanding during the period for basic computation	176,839	175,415
Dilutive effect of employee stock-based compensation	971	1,084
Average common shares outstanding during the period for diluted computation	177,810	176,499

For the three months ended March 31, 2014, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

exercise the stock options was less than the average market price of the Company’s common stock during these periods.  For the three months ended March 31, 2013, employee stock options to purchase 494,156 shares of common stock, were excluded from the calculations of diluted net income per share as the calculated cost to exercise the stock options was greater than the average market price of the Company’s common stock during these periods.

Note 8              Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 50% of the shares available for issuance under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards and the maximum number of shares that may be subject to grants under the 2009 Plan to any one individual in any one year is 250,000.  Awards under the 2009 Plan are made by a committee of the Board of Directors.  At March 31, 2014, 4,483,011 shares underlying stock-based compensation awards were still available for grants under the 2009 Plan.  No further grants may be made under the 2004 Plan.

Performance Share Units – A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three year performance period specified in the grant, subject to certain exceptions through the respective vesting period, generally three years.  Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals.  The following table provides compensation costs for stock-based compensation related to performance share units:

	Three Months Ended
	March 31,
	2014	2013
Stock-based compensation for performance share units within operations and maintenance expenses	$1,002	$715
Income tax benefit	410	291

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes nonvested PSU transactions for the three months ended March 31, 2014:

	Number	Weighted
	of	Average
	Share Units	Fair Value

Nonvested share units at beginning of period	528,092	$21.25
Granted	143,630	25.31
Performance criteria adjustment	16,927	19.45
Forfeited	(3,939)	22.23
Share units vested in prior period and issued in current period	18,000	19.51
Share units issued	(174,148)	18.93
Nonvested share units at end of period	528,562	$22.99

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted during the three months ended March 31, 2014 and 2013 was $25.31 and $26.88, respectively.  The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months.  The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the PSUs includes dividend equivalents, no dividend yield assumption is required in calculating the fair value of the PSUs.  The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended
	March 31,
	2014	2013
Stock-based compensation for restricted stock units within operations and maintenance expenses	$236	$178
Income tax benefit	98	73

The following table summarizes nonvested RSU transactions for the three months ended March 31, 2014:

	Number	Weighted
	of	Average
	Stock Units	Fair Value

Nonvested stock units at beginning of period	112,666	$20.16
Granted	41,150	24.80
Stock units vested but not paid	(5,750)	17.99
Stock units vested and paid	(24,772)	17.77
Forfeited	-	-
Nonvested stock units at end of period	123,294	$22.29

The per unit weighted-average fair value at the date of grant for RSUs granted during the three months ended March 31, 2014 and 2013 was $24.80 and $23.28, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Stock Options – The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model.  The following table provides compensation costs for stock-based compensation related to stock options granted in prior periods:

	Three Months Ended
	March 31,
	2014	2013

Stock-based compensation for stock options within operations and maintenance expenses	$-	$30
Income tax benefit	73	238

There were no stock options granted during the three months ended March 31, 2014 or 2013.

The following table summarizes stock option transactions for the three months ended March 31, 2014:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	1,538,110	$16.82
Forfeited	-	-
Expired	(2,707)	17.98
Exercised	(188,736)	14.61
Outstanding and exercisable at end of period	1,346,667	$17.13	3.7	$10,692

Restricted Stock – The following table provides compensation costs for stock-based compensation related to restricted stock:

	Three Months Ended
	March 31,
	2014	2013
Stock-based compensation for restricted stock within operations and maintenance expenses	$92	$92
Income tax benefit	38	38

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes nonvested restricted stock transactions for the three months ended March 31, 2014:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	62,500	$17.70
Granted	-	-
Vested	(31,250)	17.70
Forfeited	-	-
Nonvested shares at end of period	31,250	$17.70

There was no restricted stock granted during the three months ended March 31, 2014 or 2013.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 9             Pension Plans and Other Postretirement Benefits

The Company maintains a qualified defined benefit pension plan (the “Pension Plan”), a nonqualified pension plan and other postretirement benefit plans for certain of its employees.  The net periodic benefit cost is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the Company’s employees, mortality, turnover, and medical costs.  The following tables provide the components of net periodic benefit cost:

	Pension Benefits
	Three Months Ended
	March 31,
	2014	2013
Service cost	$1,143	$1,446
Interest cost	3,512	3,165
Expected return on plan assets	(4,305)	(3,693)
Amortization of prior service cost	69	57
Amortization of actuarial loss	500	2,016
Net periodic benefit cost	$919	$2,991

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2014	2013
Service cost	$312	$425
Interest cost	737	667
Expected return on plan assets	(683)	(560)
Amortization of prior service cost	(74)	(74)
Amortization of actuarial loss	82	345
Net periodic benefit cost	$374	$803

The Company made cash contributions of $8,937 to its Pension Plan during the first three months of 2014, and intends to make cash contributions of $8,937 to the Pension Plan during the remainder of 2014.  In addition, the Company expects to make cash contributions of $2,763, to the extent allowable for a tax deduction, for the funding of its other postretirement benefit plans during the remainder of 2014.

In the first quarter of 2014 the Company offered a one-time voluntary lump sum window to certain eligible terminated vested participants in an effort to reduce its long-term obligations and plan volatility for its Pension Plan.  In May 2014, the Pension Plan paid $11,417 to participants who elected to receive a lump sum distribution, which was funded from the existing Pension Plan assets.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 10           Water and Wastewater Rates

During the first three months of 2014, the Company’s operating divisions in Ohio, Texas, New Jersey, Virginia, and Indiana were granted base rate increases designed to increase total operating revenues on an annual basis by $2,715.  Further, during the first three months of 2014, the Company’s operating divisions in Illinois and New Jersey received infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $1,429.

In May 2014, the North Carolina Utilities Commission granted the Company’s operating subsidiary in North Carolina a water and wastewater rate increase designed to increase total operating revenue by $2,471, on an annual basis.

Note 11            Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2014	2013

Property	$4,824	$6,443
Capital stock	501	534
Gross receipts, excise and franchise	2,779	2,681
Payroll	2,654	2,420
Other	1,344	1,320
Total taxes other than income	$12,102	$13,398

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 12           Segment Information

The Company has identified ten operating segments and has one reportable segment named the “Regulated” segment.  The reportable segment is comprised of eight operating segments for the Company’s water and wastewater regulated utility companies which are organized by the states where we provide these services.  In addition, two segments are not quantitatively significant to be reportable and are comprised of the Company’s non-regulated subsidiaries:  Aqua Resources, Inc. and Aqua Infrastructure LLC.  Aqua Resources, Inc. provides water and wastewater services through operating and maintenance contracts with municipal authorities and other parties in close proximity to our utility companies’ service territories as well as offers, through a third party, water and sewer line repair service and protection solutions to households, liquid waste hauling and disposal, backflow prevention, construction, and other non-regulated water and wastewater services.  Aqua Infrastructure LLC provides non-utility raw water supply services for firms, with which the Company enters into water supply contracts, in the natural gas drilling industry.  These two segments are included as a component of “Other” in the tables below.  Also included in “Other” are corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.  Corporate costs include general and administrative expense, and interest expense.

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$178,199	$4,473	$182,672	$174,405	$4,147	$178,552
Operations and maintenance expense	68,456	3,230	71,686	65,410	2,384	67,794
Depreciation	30,881	100	30,981	29,510	(465)	29,045
Operating income	66,419	351	66,770	65,550	1,388	66,938
Interest expense, net of allowance for funds used during construction	16,804	1,339	18,143	16,951	1,772	18,723
Income tax expense (benefit)	6,087	(895)	5,192	7,352	(565)	6,787
Income (loss) from continuing operations	43,620	(1,219)	42,401	41,299	(435)	40,864
Capital expenditures	59,154	665	59,819	58,872	213	59,085

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
	2014	2013
Total assets:
Regulated	$4,938,191	$4,893,573
Other and eliminations	161,576	158,244
Consolidated	$5,099,767	$5,051,817

Note 13            Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of March 31, 2014, the aggregate amount of $11,835 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated.  For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Further, the Company has insurance coverage for certain of these loss contingencies, and as of March 31, 2014, estimates that approximately $1,388 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The Company’s reserve for these claims totaled $1,965 at March 31, 2014 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14           Income Taxes

During the three months ended March 31, 2014, the Company utilized $15,422 of its Federal net operating loss carryforward (“NOL”).  In addition, during the three months ended March 31, 2014, the Company’s state NOL carryforward increased by $2,789.  As of March 31, 2014, the balance of the Company’s Federal NOL was $242,671.  The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance.  As of March 31, 2014, the balance of the Company’s state NOL was $533,949, a portion of which was offset by a valuation allowance of $5,229 because the Company does not believe the NOLs are more likely than not to be realized.  The Company’s Federal and state NOL carryforwards begin to expire 2031 and 2023, respectively.   The Company has unrecognized tax positions that result in the associated tax benefit being unrecognized.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $62,865 and $86,016, respectively, which results from the Company’s adoption in the third quarter of 2013 of the FASB’s accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $305,536 and $619,965, respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

In December 2012, the Company changed its tax method of accounting for qualifying utility system repairs in Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”) effective with the tax year ended December 31, 2012 and for prior tax years.  The tax accounting method was changed to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes (the “Repair Change”).  As a result of the adoption of the Repair Change prior to the receipt of Aqua Pennsylvania’s next rate order, the Repair Change results in a substantial reduction in income tax expense and greater net income and cash flows.  The Company’s effective income tax rate for the first quarter of 2014 and 2013, for its continuing operations, was 10.9% and 14.2%, respectively.

In September 2013, the Department of Treasury and the Internal Revenue Service issued “Guidance Regarding and Capitalization of Expenditures Related to Tangible Property” which contains standards for determining whether and when a taxpayer must capitalize costs incurred in acquiring, maintaining or improving tangible property.  These regulations are effective for the Company’s 2014 fiscal year.  The Company has reviewed the regulations and concluded that the regulations will not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

As of March 31, 2014, the total gross unrecognized tax benefit was $28,850, of which $10,534, if recognized, would affect the Company’s effective tax rate as a result of the regulatory treatment afforded the Repair Change in Pennsylvania.  At December 31, 2013, the Company had unrecognized tax benefits of $28,690.  There was no unrecognized tax benefit at March 31, 2013 or December 31, 2012.

Accounting rules for uncertain tax positions specify that tax positions for which the timing of resolution is uncertain should be classified as long-term liabilities.  Judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes.  Management believes that an adequate provision has been made for any adjustments that may result from tax examinations.  Although the timing of income tax audit resolutions and negotiations with taxing authorities is highly uncertain, the Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next 12 months.

Note 15            Recent Accounting Pronouncements

In April 2014, the FASB issued updated accounting guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  The updated guidance is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption available.  The Company will adopt the provisions of the updated accounting guidance for its quarterly reporting period beginning January 1, 2015, and the Company does not expect the adoption of the revised guidance to have an impact on the Company’s consolidated results of operations or consolidated financial position.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address, among other things: our belief in our ability to renew our short-term lines of credit; the impact and the actions we may need to take if we are unable to obtain sufficient capital; the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,”  “future,” “potential,” “probably,” “predictions,”“intends,” “will,” “continue” or the negative of such terms or similar expressions.  Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, among others: the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, changes to the capital markets, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such report.  As a result, readers are cautioned not to place undue reliance on any forward-looking statements.  We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

General Information

Nature of Operations - Aqua America, Inc. (“we”,  “us”, or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey,  Indiana, and Virginia.  Our largest operating subsidiary, Aqua Pennsylvania, provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 26 other counties in Pennsylvania.  Our other regulated utility subsidiaries provide similar services in seven other states.  In addition, the Company’s non-regulated subsidiary, Aqua Resources, Inc., provides liquid waste hauling and disposal, water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories and offers, through a third party, water and sewer line repair service and protection solutions to households, backflow prevention,

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

construction, and other non-regulated water and wastewater services.  The Company’s non-regulated subsidiary, Aqua Infrastructure, LLC, provides non-utility raw water supply services for firms, with which we enter into water supply contracts, in the natural gas drilling industry.

Aqua America, Inc., which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, Inc., formerly known as Philadelphia Suburban Water Company.  Since the early 1990s, we have embarked on a growth-through-acquisition strategy focused on water and wastewater operations.  Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of American Water Works Company, Inc.’s regulated operations in Ohio in 2012.  Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and has extended our regulated operations from southeastern Pennsylvania to include operations in seven other states.

Beginning in 2010, and completed in 2014, we pursued a portfolio rationalization strategy to focus our operations in areas where we have critical mass and economic growth potential and to divest operations where limited customer growth opportunities exist, or where we are unable to achieve favorable operating results or a return on equity that we consider acceptable.  In 2014, we sold our operation in Georgia;  in 2013, we sold our operations in Florida;  in  2012, we sold our operations in Maine and New York;  in 2011, we sold our operations in Missouri;  and in 2010, we sold our operations in South Carolina.  In connection with the sale of our New York and Missouri operations, we acquired additional utility systems (and customers) in Ohio and Texas, two of the larger states in our portfolio.  One of our operations sold in Florida, which was completed in March 2013, and represented approximately 8% of our customers served in Florida, remains subject to customary regulatory review, for which we expect to receive the regulator’s decision by midyear 2014.  If the regulator does not approve this sale, the purchase price would be refunded and the assets sold would revert back to the Company.

In January 2008, we reached a settlement agreement with the City of Fort Wayne, Indiana, (the “City”) to transition the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana (the “Northern Assets”), upon receipt of the City’s initial valuation payment of $16,911.  The settlement agreement specifically stated that the final valuation of the Northern Assets will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation.  In February 2008, we turned over the Northern Assets to the City upon receipt of the initial valuation payment.  The proceeds received by the Company are in excess of the book value of the assets relinquished.  No gain has been recognized due to the contingency over the final valuation of the assets.  In December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of our water utility assets located in the southwest section of the City and in Allen County (the “Southern Assets”), and if negotiations with Fort Wayne officials were to fail, to condemn the Southern

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Assets.  In July 2013, we signed a letter of intent with the City,  which among other items, addresses many of the terms by which the City will purchase our Southern Assets, will resolve the litigation between us and the City with respect to the valuation of the former Northern Assets, and will establish the terms by which our Indiana operating subsidiary will treat wastewater sent to it by the City.  The letter of intent states that the City agrees to pay us $50,100 for the Northern Assets and Southern Assets in addition to the $16,911 paid to us by the City in 2008 as an initial valuation payment for the Northern Assets (for a total payment of $67,011).  The letter of intent is conditioned on our Board of Directors and City Council approving the final terms of the possible transaction, and the Company and the City entering into several definitive agreements that cover the subject matter of the letter of intent.  On February 27, 2014, the Company’s Board of Directors authorized management to enter into agreements with the City on terms and conditions that are consistent with the July 2, 2013 letter of intent, for among other items, the sale of the Company’s Northern Assets and Southern Assets to the City.  Further, the completion of the transaction is subject to regulatory requirements and approval.  If this transaction is consummated, the Company will expand its sewer customer base by accepting new wastewater from the City.  The completion of the transaction is not expected to close until the fourth quarter of 2014.  We continue to evaluate our legal and operational options on an ongoing basis.

We have accounted for sales of our operations in Georgia and Florida, and planned disposition of our Southern Assets in Indiana as discontinued operations.

In 2011, one of our subsidiaries entered into a joint venture with a firm that operates natural gas pipelines and processing plants for the construction and operation of a private pipeline system to supply raw water to natural gas well drilling operations in Pennsylvania.  The operation of the private pipeline system commenced in the second quarter of 2012 and marks an expansion of our growth venture in serving the raw water needs of firms in the natural gas drilling industry.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes.

Financial Condition

During the first three months of 2014, we had $59,819 of capital expenditures, issued $73,192 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $31,874. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.  The issuance of $73,192 of long-term debt was comprised principally of the funds borrowed under our revolving credit facility of $72,000.

At March 31, 2014 we had $17,508 of cash and cash equivalents compared to $5,058 at December 31, 2013.  During the first three months of 2014, we used the proceeds from the issuance of long-term debt, internally generated funds, the sale of certain water and wastewater

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

utility systems, the sale of other assets, and the sale or issuance of common stock through our equity compensation plan, to fund the cash requirements discussed above and to pay dividends.

At March 31, 2014, our $150,000 unsecured revolving credit facility, which expires in March 2017, had $53,434 available for borrowing.  At March 31, 2014, we had short-term lines of credit of $160,500, of which $132,587 was available for borrowing.    One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with three banks, which is used to provide working capital, and as of March 31, 2014, $77,328 was available for borrowing.

Our short-term lines of credit of $160,500 are subject to renewal on an annual basis.  Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

The Company’s consolidated balance sheet historically has had a negative working capital position whereby routinely our current liabilities exceed our current assets.  Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements for at least the next twelve months.

On June 7, 2012, the Company’s Pennsylvania operating subsidiary, Aqua Pennsylvania, reached a settlement agreement in its rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provided for the flow-through accounting treatment of certain income tax benefits upon Aqua Pennsylvania changing its tax accounting method to permit the expensing of certain utility asset improvement costs that have historically been capitalized and depreciated for book and tax purposes (the “Repair Change”).  In December 2012, Aqua Pennsylvania implemented the Repair Change.  During the third quarter of 2013, we recorded additional tax deductions for certain qualifying infrastructure improvements in connection with the preparation of our annual tax return filings, which resulted in both additional recognized and unrecognized tax benefits.  As a result of the adoption of the Repair Change prior to the receipt of Aqua Pennsylvania’s next rate order,  the Repair Change results in a substantial reduction in income tax expense and greater net income and cash flow, and as a result allowed the Company to suspend its Distribution System Improvement Charges (“DSIC”) in 2013 and lengthen the amount of time until the next Aqua Pennsylvania rate case is filed.  A portion of the additional tax deductions recognized in the third quarter of 2013 relate to a change in our tax method of accounting for certain qualifying utility system repairs in certain other operating divisions.  These divisions currently do not employ a flow-through method of accounting and as such the change in the Company’s tax method of accounting in these other operating divisions had no impact on our effective income tax rate.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Analysis of First Quarter of 2014 Compared to First Quarter of 2013

Unless specifically noted, the following discussion of the Company’s results of operations for the first quarter of 2014 refers to the Company’s results of operations from continuing operations.

Revenues increased by $4,120  or  2.3% primarily due to increased water and wastewater rates of $1,401,  an increase in customer water consumption, and additional water and wastewater revenues of $645 associated with a larger customer base due to acquisitions.

Operations and maintenance expenses increased by $3,892 or 5.7% primarily due to additional operating costs of $2,216 associated with severe winter weather conditions experienced in many of our service territories,  the effect of the favorable recognition in the first quarter of 2013 of a legal settlement received of $871, and operating costs associated with acquired utility systems of $292.

Depreciation expense increased by $1,936 or 6.7%  due to the utility plant placed in service since March 31, 2013.

Taxes other than income taxes decreased by $1,296 or 9.7% primarily due to a decrease in property taxes of $1,619 associated with a reduction in the property tax rate assessed for our Ohio subsidiary.

Allowance for funds used during construction (“AFUDC”) increased by $615 primarily due to the usage of equity funds in the capitalization rate, which are a component of the AFUDC rate.

Our effective income tax rate was 10.9% in the first quarter of 2014 and 14.2% in the first quarter of 2013.   The effective income tax rate decreased due to an increase in Repair Change tax deductions in the first quarter of 2014 as compared to the first quarter of 2013.    The repair change reduced the Company’s first quarter 2014 and 2013 income tax expense due to the flow-through treatment afforded by the Pennsylvania Public Utility Commission’s June 2012 rate order, thereby increasing net income.

Income from continuing operations increased by $1,537 or 3.8%, primarily as a result of the factors described above.  On a diluted per share basis, income from continuing operations increased by $0.01, reflecting the change in income from continuing operations and a 0.7% increase in the average number of common shares outstanding.  The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan.

Income from discontinued operations decreased by $5,243 primarily as a result of the effect of the recognition in the first quarter of 2013 of the gain on sale of certain of our Florida operations net of income taxes of $4,193.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Net income attributable to common shareholders decreased by $3,706 or 8.0% primarily as a result of the factors described above.  On a diluted per share basis, earnings decreased by $0.02 reflecting the change in net income attributable to common shareholders and a 0.7% increase in the average number of common shares outstanding.  The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 15,  Recent Accounting Pronouncements, of the consolidated financial statements in this report.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices.  There have been no significant changes in our exposure to market risks since December 31, 2013.  Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information.

Item 4.            Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The City of Fort Wayne, Indiana (the “City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana (the “Northern Assets”).  In January 2008, we reached a settlement with the City to transition the Northern Assets in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500.  The settlement agreement specifically stated that the final valuation of the Northern Assets will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation.  On February 12, 2008, we turned over the Northern Assets to the City upon receipt of the initial valuation payment.  The proceeds received by the Company are in excess of the book value of the assets relinquished.  No gain has been recognized due to the contingency over the final valuation of the assets.  The net book value of the Northern Assets has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet.  Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City the amounts deferred will be recognized in the Company’s consolidated income statement.  On March 16, 2009, oral argument was held before the Allen County Circuit Court on certain procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial.  On October 12, 2010, the Wells County Indiana Circuit Court ruled that the Company is not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard.  The Company appealed the Wells County Indiana Circuit Court’s decision to the Indiana Court of Appeals.  On January 13, 2012, the Indiana Court of Appeals reached a decision upholding the Wells County Indiana Circuit Court decision.  On February 10, 2012, the Company filed a petition for transfer requesting that the Indiana Supreme Court review the matter.  On April 11, 2013, the Indiana Supreme Court ruled that the statute at issue gives the Company the right to a full evidentiary hearing before a jury regarding the value of the assets and remanded the case to the trial court for a proceeding consistent with that ruling.  The Company continues to evaluate its legal options with respect to this decision.  Depending upon the outcome of all of the legal proceedings, including the planned transaction below, which would resolve this litigation, the Company may be required to refund a portion of the initial valuation payment, or may receive additional proceeds.

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

The letter of intent states that the City agrees to pay the Company $50,100,000 for the Northern Assets and Southern Assets in addition to the $16,910,500 paid to the Company by the City in 2008 as an initial valuation payment for the Northern Assets (for a total cost of $67,010,500).  The letter of intent is conditioned on the Company’s Board of Directors and City Council approving the final terms of the possible transaction, and the Company and the City entering into several definitive agreements that cover the subject matter of the letter of intent.  On February 27, 2014, the Company’s Board of Directors authorized management to enter into agreements with the City on terms and conditions that are consistent with the July 2, 2013 letter of intent, for among other items, the sale of the Company’s Northern Assets and Southern Assets to the City.  Further, the completion of the transaction is subject to regulatory requirements and approval.  If this transaction is consummated, the Company will expand its sewer customer based by accepting new wastewater from the City.  The completion of the transaction is not expected to close until the fourth quarter of 2014.  The Company continues to evaluate its legal and operational options on an ongoing basis.

One of the Company’s subsidiaries, South Haven Sewer Works, acquired in 2008, has been operating under a Consent Decree with the United States Environmental Protection Agency (“EPA”) and the United States Department of Justice (“Department of Justice”) entered into in 2003 while under ownership of a previous owner.  Although substantial improvements to the system have been made to significantly reduce the number of sanitary sewer overflows at the sewer system since the Company’s acquisition of the subsidiary, the EPA and Department of Justice proposed  revisions to the Consent Decree to address purported sanitary sewer overflow violations since the date of the original Consent Decree.  On April 15, 2013, the Company’s subsidiary, the EPA, and the Department of Justice submitted a proposed modification of the Consent Decree for approval by the Northern District of Indiana U.S. District Court.  The Court entered the modification on April 25, 2013.  The modification includes the provision of operational compliance and implementation of a Capacity, Management, Operations, and Maintenance program for one year and an agreed civil penalty in the amount of $254,250, which was paid by the Company in May 2013.  The Company had withheld payment of a certain amount of shares payable to the sellers as a contingent indemnification offset related to the proceedings.  Pursuant to further agreement with the sellers, the Company retained a portion of those shares in an amount covering the stipulated penalty amounts and anticipated attendant costs, and released a certain number of shares to the sellers.  The Company intends to release a final designated amount of shares to the seller that were withheld to cover contingent increases in the absence of such contingent increases.

Item 1A.          Risk Factors

There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Part 1, Item 1A – Risk Factors.”

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2014:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

January 1-31, 2014	7,409	$23.45	-	685,348
February 1-28, 2014	72,552	$24.78	-	685,348
March 1-31, 2014	-	$-	-	685,348
Total	79,961	$24.65	-	685,348

(1)

These amounts consist of the following:  (a) shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of performance share and restricted stock units;  and (b) shares we acquired from employees who elected to pay the exercise price of their stock options (and then hold shares of the stock) upon exercise by delivering to us  shares of our common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements.  These features of our equity compensation plans are available to all employees who receive stock-based compensation under the plans.  We acquired these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the restricted stock awards or on the day prior to the option exercise.

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

May 8, 2014

Aqua America, Inc.
Registrant

/s/Nicholas DeBenedictis
Nicholas DeBenedictis
Chairman, President and
Chief Executive Officer

/s/David P. Smeltzer
David P. Smeltzer
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.47	Form of Performance Share Unit Grant Agreement for Executive Officers and Senior Officers
10.48	Form of Performance Share Unit Grant Agreement for Managers
10.49	Form of Restricted Stock Unit Grant Agreement for Executive Officers and Senior Officers
10.50	Form of Restricted Stock Unit Grant Agreement for Managers
10.51	Form of Performance Share Unit Grant Agreement for Chief Executive Officer
10.52	Form of Restricted Stock Unit Grant Agreement for Chief Executive Officer
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document