Form 10-Q
period 2014-06-30
AQUA AMERICA INC
filed 2014-08-06
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

July 25,  2014:  177,180,169

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Assets	2014	2013
Property, plant and equipment, at cost	$5,500,281	$5,350,868
Less: accumulated depreciation	1,266,441	1,212,300
Net property, plant and equipment	4,233,840	4,138,568
Current assets:
Cash and cash equivalents	3,858	5,058
Accounts receivable and unbilled revenues, net	100,474	94,704
Deferred income taxes	41,867	40,038
Inventory, materials and supplies	12,294	11,353
Prepayments and other current assets	12,995	18,954
Assets of discontinued operations held for sale	30,330	30,747
Total current assets	201,818	200,854

Regulatory assets	630,305	585,140
Deferred charges and other assets, net	51,346	50,290
Investment in joint venture	46,170	48,695
Funds restricted for construction activity	47	47
Goodwill	27,999	28,223
Total assets	$5,191,525	$5,051,817
Liabilities and Equity
Aqua America stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 178,451,832 and 177,928,922 as of June 30, 2014 and December 31, 2013	$89,226	$88,964
Capital in excess of par value	751,853	743,335
Retained earnings	773,717	729,272
Treasury stock, at cost, 1,273,171 and 1,178,323 shares as of June 30, 2014 and December 31, 2013	(29,431)	(27,082)
Accumulated other comprehensive income	793	346
Total Aqua America stockholders' equity	1,586,158	1,534,835

Noncontrolling interest	223	208
Total equity	1,586,381	1,535,043

Long-term debt, excluding current portion	1,481,449	1,468,583
Commitments and contingencies (See Note 13)	-	-

Current liabilities:
Current portion of long-term debt	118,116	86,288
Loans payable	40,362	36,740
Accounts payable	38,112	65,815
Accrued interest	13,097	13,615
Accrued taxes	8,911	14,176
Other accrued liabilities	31,390	33,596
Liabilities of discontinued operations held for sale	27,985	29,649
Total current liabilities	277,973	279,879

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	926,447	866,211
Customers' advances for construction	78,394	73,892
Regulatory liabilities	283,707	281,014
Other	68,121	81,552
Total deferred credits and other liabilities	1,356,669	1,302,669

Contributions in aid of construction	489,053	465,643
Total liabilities and equity	$5,191,525	$5,051,817

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	June 30,
	2014	2013

Operating revenues	$195,307	$193,943

Operating expenses:
Operations and maintenance	70,375	70,412
Depreciation	31,226	29,311
Amortization	746	1,368
Taxes other than income taxes	13,026	13,102
Total operating expenses	115,373	114,193

Operating income	79,934	79,750

Other expense (income):
Interest expense, net	19,093	19,208
Allowance for funds used during construction	(937)	(490)
(Gain) loss on sale of other assets	(140)	109
Equity loss in joint venture	1,251	1,154
Income from continuing operations before income taxes	60,667	59,769
Provision for income taxes	5,849	6,765
Income from continuing operations	54,818	53,004

Discontinued operations:
Income from discontinued operations before income taxes	1,253	943
Provision for income taxes	502	361
Income from discontinued operations	751	582
Net income attributable to common shareholders	$55,569	$53,586

Income from continuing operations per share:
Basic	$0.31	$0.30
Diluted	$0.31	$0.30

Income from discontinued operations per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Net income per common share:
Basic	$0.31	$0.30
Diluted	$0.31	$0.30

Average common shares outstanding during the period:
Basic	177,058	175,983
Diluted	178,012	177,078

Cash dividends declared per common share	$0.152	$0.292

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013

Operating revenues	$377,979	$372,495

Operating expenses:
Operations and maintenance	142,061	138,206
Depreciation	62,207	58,356
Amortization	1,879	2,745
Taxes other than income taxes	25,128	26,500
	231,275	225,807

Operating income	146,704	146,688

Other expense (income):
Interest expense, net	38,403	38,483
Allowance for funds used during construction	(2,104)	(1,042)
Loss on sale of other assets	208	17
Equity loss in joint venture	1,937	1,810
Income from continuing operations before income taxes	108,260	107,420
Provision for income taxes	11,041	13,552
Income from continuing operations	97,219	93,868

Discontinued operations:
Income from discontinued operations before income taxes	2,025	9,868
Provision for income taxes	816	3,585
Income from discontinued operations	1,209	6,283
Net income attributable to common shareholders	$98,428	$100,151

Income from continuing operations per share:
Basic	$0.55	$0.53
Diluted	$0.55	$0.53

Income from discontinued operations per share:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

Net income per common share:
Basic	$0.56	$0.57
Diluted	$0.55	$0.57

Average common shares outstanding during the period:
Basic	176,949	175,701
Diluted	177,868	176,598

Cash dividends declared per common share	$0.304	$0.432

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income attributable to common shareholders	$55,569	$53,586	$98,428	$100,151
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on investments, net of tax expense (benefit) of $68 and $(18) for the three months and $106 and $(23) for the six months ended, June 30, respectively	126	(33)	198	(42)
Reclassification adjustment for loss reported in net income, net of tax benefit of $49 for the three months and $134 and $49 for the six months ended, June 30, respectively (1) (2)	-	90	249	90
Comprehensive income	$55,695	$53,643	$98,875	$100,199

(1) Amount of pre-tax loss of $139 reclassified from accumulated other comprehensive income to loss on sale of other assets on the consolidated statements of net income for the three months ended June 30, 2013.

(2) Amount of pre-tax loss of $383 and $139 reclassified from accumulated other comprehensive income to loss on sale of other assets on the consolidated statements of net income for the six months ended June 30, 2014 and 2013, respectively.

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		June 30,	December 31,
		2014	2013
Aqua America stockholders' equity:
Common stock, $.50 par value		$89,226	$88,964
Capital in excess of par value		751,853	743,335
Retained earnings		773,717	729,272
Treasury stock, at cost		(29,431)	(27,082)
Accumulated other comprehensive income		793	346
Total Aqua America stockholders' equity		1,586,158	1,534,835

Noncontrolling interest		223	208

Total equity		1,586,381	1,535,043

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	5,794	5,035
1.00% to 1.99%	2014 to 2035	26,148	28,615
2.00% to 2.99%	2024 to 2031	16,709	14,903
3.00% to 3.99%	2016 to 2047	166,232	167,365
4.00% to 4.99%	2020 to 2048	444,460	447,296
5.00% to 5.99%	2015 to 2043	256,414	284,362
6.00% to 6.99%	2015 to 2036	64,934	64,924
7.00% to 7.99%	2022 to 2027	34,743	35,056
8.00% to 8.99%	2021 to 2025	19,099	19,283
9.00% to 9.99%	2018 to 2026	28,500	28,500
10.40%	2018	6,000	6,000
		1,069,033	1,101,339

Notes payable to bank under revolving credit agreement, variable rate, due March 2017		77,000	-
Unsecured notes payable:
Notes at 3.57% due 2027		50,000	50,000
Notes ranging from 4.62% to 4.87%, due 2014 through 2024		171,400	171,400
Notes ranging from 5.01% to 5.95%, due 2015 through 2037		232,132	232,132
		1,599,565	1,554,871
Current portion of long-term debt		118,116	86,288
Long-term debt, excluding current portion		1,481,449	1,468,583
Total capitalization		$3,067,830	$3,003,626

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income	Interest	Total
Balance At December 31, 2013	$88,964	$743,335	$729,272	$(27,082)	$346	$208	$1,535,043
Net income	-	-	98,428	-	-	15	98,443
Other comprehensive income, net of income tax of $240	-	-	-	-	447	-	447
Dividends	-	-	(53,787)	-	-	-	(53,787)
Repurchase of stock (94,853 shares)	-	-	-	(2,349)	-	-	(2,349)
Equity compensation plan (212,920 shares)	107	(107)	-	-	-	-	-
Exercise of stock options (309,990 shares)	155	4,537	-	-	-	-	4,692
Stock-based compensation	-	3,149	(196)	-	-	-	2,953
Employee stock plan tax benefits	-	1,301	-	-	-	-	1,301
Other	-	(362)	-	-	-	-	(362)
Balance At June 30, 2014	$89,226	$751,853	$773,717	$(29,431)	$793	$223	$1,586,381

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$98,428	$100,151
Income from discontinued operations	1,209	6,283
Income from continuing operations	97,219	93,868
Adjustments to reconcile income from continuing operations
to net cash flows from operating activities:
Depreciation and amortization	64,086	61,101
Deferred income taxes	7,845	17,681
Provision for doubtful accounts	3,141	2,016
Stock-based compensation	3,538	2,694
Gain on sale of utility system	-	(1,025)
Loss on sale of other assets	208	17
Net increase in receivables, inventory and prepayments	(11,087)	(4,561)
Net increase (decrease) in payables, accrued interest, accrued taxes and other accrued liabilities	4,740	(10,841)
Other	(15,050)	(2,795)
Operating cash flows from continuing operations	154,640	158,155
Operating cash flows (used in) from discontinued operations, net	(582)	1,252
Net cash flows from operating activities	154,058	159,407
Cash flows from investing activities:
Property, plant and equipment additions, including the non-equity component of allowance for funds used during construction of $649 and $944	(131,966)	(134,722)
Acquisitions of utility systems and other, net	(4,467)	(10,721)
Additions to funds restricted for construction activity	-	(5)
Release of funds previously restricted for construction activity	-	394
Net proceeds from the sale of utility system and other assets	308	113
Investment in joint venture	-	(9,800)
Other	(30)	(343)
Investing cash flows used in continuing operations	(136,155)	(155,084)
Investing cash flows from discontinued operations, net	2	51,124
Net cash flows used in investing activities	(136,153)	(103,960)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	3,182	2,159
Repayments of customers' advances	(1,294)	(928)
Net proceeds of short-term debt	3,622	31,704
Proceeds from long-term debt	116,074	172,069
Repayments of long-term debt	(70,910)	(226,914)
Change in cash overdraft position	(19,128)	(1,330)
Proceeds from issuing common stock	-	6,816
Proceeds from exercised stock options	4,692	20,662
Stock-based compensation windfall tax benefits	1,217	-
Repurchase of common stock	(2,349)	(11,710)
Dividends paid on common stock	(53,787)	(49,192)
Other	(362)	-
Financing cash flows used in continuing operations	(19,043)	(56,664)
Financing cash flows used in discontinued operations, net	(62)	(32)
Net cash flows used in financing activities	(19,105)	(56,696)
Net decrease in cash and cash equivalents	(1,200)	(1,249)
Cash and cash equivalents at beginning of period	5,058	5,521
Cash and cash equivalents at end of period	$3,858	$4,272

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at June 30, 2014, the consolidated statements of net income and comprehensive income for the three and six months ended June 30, 2014 and 2013 the consolidated statements of cash flow for the six months ended June 30, 2014 and 2013, and the consolidated statement of equity for the six months ended June 30, 2014 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented.  Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.  The December 31, 2013 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2013 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.  All common share, per common share, stock unit, and per stock unit data, for all periods presented, has been adjusted to give effect to the September 1, 2013 five-for-four stock split effected in the form of a 25% stock distribution (see Note 5).  Certain prior period amounts have been reclassified to conform to the reporting of discontinued operations (see Note 4).

Note 2 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated

Balance at December 31, 2013	$24,102	$4,121	$28,223
Reclassifications to utility plant acquisition adjustment	(202)	-	(202)
Other	(22)	-	(22)
Balance At June 30, 2014	$23,878	$4,121	$27,999

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

Note 3 – Acquisitions

Subsequent to the quarter ended June 30, 2014, in August, the Company acquired Tri-State Grouting, which is a non-regulated business that specializes in the cleaning, televising, and trenchless repair of storm and sanitary sewer  pipes and appurtenances.  The total purchase price consisted of $3,010, of which a total of $810 is contingent upon satisfying certain annual performance targets over a three-year period.

In May 2014, the Company entered into an asset purchase agreement for the acquisition of the water and wastewater utility system assets of North Maine Utilities owned by the Village of Glenview, Illinois serving approximately 7,200 customers, for cash at closing of up to $22,000, subject to final adjustment pursuant to the purchase agreement.  Closing of this acquisition is anticipated to occur in mid-2015.

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

Note 4 –  Discontinued Operations

Discontinued Operations – In September 2012, the Company began to market for sale its water and wastewater operations in Florida, which served approximately 38,000 customers, and the Company’s wastewater treatment facility in Georgia.  In March, April, and December 2013, through five separate sales transactions, the Company completed the sale of its water and wastewater utility systems in Florida, which concluded its regulated operations in Florida.  The Company received total net proceeds from these sales of $88,934 and recognized a gain on sale of $21,178 ($13,766 after-tax).  One of the Company’s sales in Florida, which was completed in March 2013, and represented approximately 8% of its customers served in Florida, remained subject to customary regulatory review, for which the Company received the regulator’s decision approving the sale in June 2014.  On March 12, 2014, the Company completed the sale of its wastewater treatment facility in Georgia.

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

In addition, in December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of the Company's water utility system assets located in the southwest section of the City and in Allen County (the “Southern Assets”), and if negotiations with Fort Wayne officials were to fail, to condemn the Southern Assets.  The first public hearing on the ordinance was held on January 22, 2013 and a subsequent hearing scheduled for February 5, 2013 was not held due to ongoing settlement discussions between the parties. As part of such settlement discussions, the parties negotiated an acquisition agreement that was approved by the City on May 13, 2014.  The acquisition agreement will settle both the acquisition of the Southern Assets and the dispute concerning the Northern Assets.  The acquisition agreement establishes an aggregate purchase price of $67,011 for the Southern and Northern Assets.  The City has already paid Aqua Indiana $16,911 for the Northern Assets.  The completion of the transaction is conditioned upon approval by various regulatory bodies.  If this transaction is consummated, the Company will expand its sewer customer base by accepting new wastewater from the City.  The transaction is not expected to close until the fourth quarter of 2014.  The Company continues to evaluate its legal and operational options on an ongoing basis.    The planned sale of these operations is accounted for as a  discontinued operation held for sale beginning in the first quarter of 2014.

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

A summary of discontinued operations presented in the consolidated statements of net income include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues	$1,720	$4,120	$3,299	$11,613
Total operating expenses	467	2,193	1,140	7,213
Operating income	1,253	1,927	2,159	4,400
Other (income) expense:
Loss (gain) on sale	-	982	134	(5,469)
Other, net	-	2	-	1
Income from discontinued operations before income taxes	1,253	943	2,025	9,868
Provision for income taxes	502	361	816	3,585
Income from discontinued operations	$751	$582	$1,209	$6,283

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The assets and liabilities of discontinued operations presented in the consolidated balance sheets include the following:

	June 30,	December 31,
	2014	2013

Property, plant and equipment, at cost	$37,114	$37,303
Less: accumulated depreciation	8,232	8,378
Net property, plant and equipment	28,882	28,925
Current assets	1,015	1,362
Regulatory assets	433	460
Assets of discontinued operations held for sale	30,330	30,747

Current liabilities	14,100	16,212
Deferred income taxes and investment tax credits	1,803	1,308
Contributions in aid of construction	10,935	10,935
Other liabilities	1,147	1,194
Liabilities of discontinued operations held for sale	27,985	29,649

Net assets	$2,345	$1,098

]

Note 5 – Capitalization

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

Note 6 – Fair Value of Financial Instruments

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended June 30, 2014.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of funds restricted for construction activity and loans payable are determined based on their carrying amount and utilizing Level 1 methods and assumptions.  As of June 30, 2014 and December 31, 2013, the carrying amount of the Company’s funds restricted for construction activity was $47 and $47, respectively, which equates to their estimated fair value.  As of June 30, 2014 and December 31, 2013, the carrying amount of the Company’s loans payable was $40,362 and $36,740, respectively, which equates to their estimated fair value.  The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing Level 2 methods and assumptions.  As of June 30, 2014 and December 31, 2013, the carrying amounts of the Company's cash and cash equivalents was $3,858 and $5,058, respectively, which equates to their fair value.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	June 30,	December 31,
	2014	2013
Carrying Amount	$1,599,565	$1,554,871
Estimated Fair Value	1,680,333	1,540,296

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.  The Company’s customers’ advances for construction have a carrying value of $78,394 as

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

of June 30, 2014, and $73,892 as of December 31, 2013.  Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases.  Portions of these non-interest bearing instruments are payable annually through 2029 and amounts not paid by the respective contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

Note 7 – Net Income per Common Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Average common shares outstanding during the period for basic computation	177,058	175,983	176,949	175,701
Dilutive effect of employee stock-based compensation	954	1,095	919	897
Average common shares outstanding during the period for diluted computation	178,012	177,078	177,868	176,598

For the three and six months ended June 30, 2014 and 2013, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods.

Note 8 – Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 50% of the shares available for issuance under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards and the maximum number of shares that may be subject to grants under the 2009 Plan to any one individual in any one year is 250,000.  Awards under the 2009 Plan are made by a committee of the Board of Directors.  At June 30, 2014, 4,471,866 shares underlying stock-based compensation awards were still available for grants under the 2009 Plan.  No further grants may be made under the 2004 Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock-based compensation for performance share units within operations and maintenance expenses	$1,467	$965	$2,469	$1,681
Income tax benefit	601	393	1,011	684

The following table summarizes nonvested PSU transactions for the six months ended June 30, 2014:

	Number	Weighted
	of	Average
	Share Units	Fair Value

Nonvested share units at beginning of period	528,092	$21.25
Granted	143,630	25.31
Performance criteria adjustment	16,555	19.45
Forfeited	(6,422)	23.00
Share units vested in prior period and issued in current period	18,000	19.51
Share units issued	(174,148)	18.93
Nonvested share units at end of period	525,707	$22.99

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted during the six months ended June 30, 2014 and 2013 was $25.31 and $26.88, respectively.  The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months.  The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the PSUs includes dividend equivalents, no dividend yield assumption is required in calculating the fair value of the PSUs.  The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock-based compensation for restricted stock units within operations and maintenance expenses	$295	$221	$532	$396
Income tax benefit	122	90	220	163

The following table summarizes nonvested RSU transactions for the six months ended June 30, 2014:

	Number	Weighted
	of	Average
	Stock Units	Fair Value

Nonvested stock units at beginning of period	112,666	$20.16
Granted	41,150	24.80
Stock units vested but not paid	(5,750)	17.99
Stock units vested and paid	(24,772)	17.77
Forfeited	-	-
Nonvested stock units at end of period	123,294	$22.29

The per unit weighted-average fair value at the date of grant for RSUs granted during the six months ended June 30, 2014 and 2013 was $24.80 and $23.28, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Stock Options – The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model.  The following table provides compensation costs for stock-based compensation related to stock options granted in prior periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Stock-based compensation for stock options within operations and maintenance expenses	$-	$-	$-	$30
Income tax benefit	23	85	96	323

There were no stock options granted during the six months ended June 30, 2014 or 2013.

The following table summarizes stock option transactions for the six months ended June 30, 2014:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	1,538,110	$16.82
Forfeited	-	-
Expired	(3,706)	17.87
Exercised	(309,990)	15.14
Outstanding and exercisable at end of period	1,224,414	$17.25	3.4	$10,988

Restricted Stock – The following table provides compensation costs for stock-based compensation related to restricted stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock-based compensation for restricted stock within operations and maintenance expenses	$445	$494	$537	$586
Income tax benefit	185	205	223	243

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes nonvested restricted stock transactions for the six months ended June 30, 2014:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	62,500	$17.70
Granted	14,000	25.19
Vested	(45,250)	20.02
Forfeited	-	-
Nonvested shares at end of period	31,250	$17.70

The per unit weighted-average fair value at the date of grant for restricted stock granted during the six months ended June 30, 2104 and 2013 was $25.19 and $25.09, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 9 – Pension Plans and Other Postretirement Benefits

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

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$1,143	$1,446	$2,286	$2,892
Interest cost	3,512	3,165	7,024	6,330
Expected return on plan assets	(4,305)	(3,693)	(8,610)	(7,386)
Amortization of prior service cost	69	57	138	114
Amortization of actuarial loss	500	2,016	1,000	4,032
Net periodic benefit cost	$919	$2,991	$1,838	$5,982

	Other
	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$283	$425	$595	$850
Interest cost	722	667	1,459	1,334
Expected return on plan assets	(686)	(560)	(1,369)	(1,120)
Amortization of prior service cost	(68)	(74)	(142)	(148)
Amortization of actuarial loss	59	345	141	690
Net periodic benefit cost	$310	$803	$684	$1,606

The Company made cash contributions of $17,875 to its Pension Plan during the first six months of 2014, which completes the Company’s 2014 cash contributions.  In addition, the Company expects to make cash contributions of $2,009, to the extent allowable for a tax deduction, for the funding of its other postretirement benefit plans during the remainder of 2014.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 10 – Water and Wastewater Rates

During the first six months of 2014, the Company’s operating divisions in North Carolina, Ohio, New Jersey, Virginia, and Indiana were granted base rate increases designed to increase total operating revenues on an annual basis by $4,502.  Further, during the first six months of 2014, the Company’s operating divisions in Illinois and New Jersey received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $1,558.

Note 11 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Property	$6,254	$6,350	$11,078	$12,794
Capital stock	521	578	1,023	1,112
Gross receipts, excise and franchise	2,970	2,940	5,749	5,621
Payroll	1,610	1,655	4,263	4,074
Other	1,671	1,579	3,015	2,899
Total taxes other than income	$13,026	$13,102	$25,128	$26,500

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 12 – Segment Information

The Company has identified ten operating segments and has one reportable segment named the “Regulated” segment.  The reportable segment is comprised of eight operating segments for the Company’s water and wastewater regulated utility companies which are organized by the states where we provide these services.  In addition, two segments are not quantitatively significant to be reportable and are comprised of the Company’s non-regulated subsidiaries:  Aqua Resources, Inc. and Aqua Infrastructure LLC.  Aqua Resources, Inc. provides water and wastewater services through operating and maintenance contracts with municipal authorities and other parties in close proximity to our utility companies’ service territories as well as offers, through a third party, water and sewer line repair service and protection solutions to households, liquid waste hauling and disposal, backflow prevention, construction, and other non-regulated water and wastewater services.  Aqua Infrastructure LLC provides non-utility raw water supply services for firms, with which the Company enters into  a water supply contract, with our customers in the natural gas drilling industry.  These two segments are included as a component of “Other” in the tables below.  Also included in “Other” are corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.  Corporate costs include general and administrative expense, and interest expense.

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$189,678	$5,629	$195,307	$189,773	$4,170	$193,943
Operations and maintenance expense	67,516	2,859	70,375	67,494	2,918	70,412
Depreciation	31,224	2	31,226	29,182	129	29,311
Operating income	77,436	2,498	79,934	79,250	500	79,750
Interest expense, net of AFUDC	17,045	1,111	18,156	17,069	1,649	18,718
Income tax expense (benefit)	5,783	66	5,849	7,696	(931)	6,765
Income (loss) from continuing operations	54,745	73	54,818	54,515	(1,511)	53,004

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$367,877	$10,102	$377,979	$364,178	$8,317	$372,495
Operations and maintenance expense	135,972	6,089	142,061	132,904	5,302	138,206
Depreciation	62,105	102	62,207	58,692	(336)	58,356
Operating income	143,855	2,849	146,704	144,800	1,888	146,688
Interest expense, net of AFUDC	33,849	2,450	36,299	34,020	3,421	37,441
Income tax expense (benefit)	11,869	(828)	11,041	15,048	(1,496)	13,552
Income (loss) from continuing operations	98,366	(1,147)	97,219	95,814	(1,946)	93,868
Capital expenditures	131,092	874	131,966	134,313	409	134,722

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
	2014	2013
Total assets:
Regulated	$5,038,104	$4,893,573
Other and eliminations	153,421	158,244
Consolidated	$5,191,525	$5,051,817

Note 13 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of June 30, 2014, the aggregate amount of $12,207 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated.  For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Further, the Company has insurance coverage for certain of these loss contingencies, and as of June 30, 2014, estimates that approximately $1,330 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The Company’s reserve for these claims totaled $1,965 at June 30, 2014 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14 – Income Taxes

During the six months ended June 30, 2014, the Company utilized $33,983 of its Federal net operating loss carryforward (“NOL”).  In addition, during the six months ended June 30, 2014, the Company utilized $876 of its state NOL carryforward.  As of June 30, 2014, the balance of the Company’s Federal NOL was $224,111.  The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance.  As of June 30, 2014, the balance of the Company’s gross state NOL was $546,623, a portion of which was offset by a net valuation allowance of $5,214 because the Company does not believe the NOLs are more likely than not to be realized.  The Company’s Federal and state NOL carryforwards begin to expire in 2031 and 2023, respectively.   The Company has unrecognized tax positions that result in the associated tax benefit being unrecognized.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $62,924 and $86,207, respectively, which results from the Company’s adoption in the third quarter of 2013 of the FASB’s accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $287,035 and $632,829, respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

In December 2012, the Company changed its tax method of accounting for qualifying utility system repairs in Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”) effective with the tax year ended December 31, 2012 and for prior tax years.  The tax accounting method was changed to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes (the “Repair Change”).  As a result of the adoption of the Repair Change prior to the receipt of Aqua Pennsylvania’s next rate order, the Repair Change results in a substantial reduction in income tax expense and greater net income and cash flows.  The Company’s effective income tax rate for the second quarter of 2014 and 2013, for its continuing operations, was 9.6% and 11.3%, respectively, and for the first six months of 2014 and 2013, for its continuing operations, was 10.2% and 12.6%, respectively.

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

As of June 30, 2014, the total gross unrecognized tax benefit was $28,910, of which $11,282, if recognized, would affect the Company’s effective tax rate as a result of the regulatory treatment afforded the Repair Change in Pennsylvania.  At December 31, 2013, the Company had unrecognized tax benefits of $28,690.  There was no unrecognized tax benefit at June 30, 2013 or December 31, 2012.

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

Note 15 – Recent Accounting Pronouncements

In May 2014, the FASB issued updated accounting guidance on recognizing revenue from contracts with customers, which outlines a single comprehensive model that an entity will apply to determine the measurement of revenue and timing of when it is recognized.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  The updated guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  The updated guidance is effective retrospectively for reporting periods beginning after December 15, 2016.  The Company is currently evaluating the requirements of the updated guidance to determine the impact of adoption.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General Information

Nature of Operations - Aqua America, Inc. (“we”,  “us”,  “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey,  Indiana, and Virginia.  Our largest operating subsidiary, Aqua Pennsylvania, provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 26 other counties in Pennsylvania.  Our other regulated utility subsidiaries provide similar services in seven other states.  In addition, the Company’s non-regulated subsidiary, Aqua Resources, Inc., provides liquid waste hauling and disposal, water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories and offers, through a third party, water and sewer line repair service and protection solutions to households, backflow prevention,

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

construction, and other non-regulated water and wastewater services.  The Company’s non-regulated subsidiary, Aqua Infrastructure, LLC, provides non-utility raw water supply services for firms, with which we enter into a  water supply contract, with our customers in the natural gas drilling industry.

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

Beginning in 2010, and completed in 2014, we pursued a portfolio rationalization strategy to focus our operations in areas where we have critical mass and economic growth potential and to divest operations where limited customer growth opportunities exist, or where we are unable to achieve favorable operating results or a return on equity that we consider acceptable.  In 2014, we sold our operation in Georgia; in 2013, we sold our operations in Florida; in 2012, we sold our operations in Maine and New York; in 2011, we sold our operations in Missouri; and in 2010, we sold our operations in South Carolina.  In connection with the sale of our New York and Missouri operations, we acquired additional utility systems (and customers) in Ohio and Texas, two of the larger states in our portfolio.  One of our operations sold in Florida, which was completed in March 2013, and represented approximately 8% of our customers served in Florida, remained subject to customary regulatory review, for which we received the regulator’s decision approving the sale in June 2014, which concluded our regulated operations in Florida.

In January 2008, we reached a settlement agreement with the City of Fort Wayne, Indiana, (the “City”) to transition the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana (the “Northern Assets”), upon receipt of the City’s initial valuation payment of $16,911.  The settlement agreement specifically stated that the final valuation of the Northern Assets will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation.  In February 2008, we turned over the Northern Assets to the City upon receipt of the initial valuation payment.  The proceeds we received are in excess of the book value of the assets relinquished.  No gain has been recognized due to the contingency over the final valuation of the assets.  In December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of our water utility system assets located in the southwest section of the City and in Allen County (the “Southern Assets”), and if negotiations with Fort Wayne officials were to fail, to condemn the Southern Assets.  On May 13, 2014, an acquisition agreement was approved by the City, which will settle both the acquisition of the Southern Assets and the dispute concerning the Northern Assets.  The acquisition agreement establishes an aggregate purchase price of $67,011 for the Southern and Northern

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Assets.    The completion of the transaction is conditioned upon approval by various regulatory bodies.  If this transaction is consummated, we will expand our sewer customer base by accepting new wastewater from the City.  The transaction is not expected to close until the fourth quarter of 2014.  We continue to evaluate our legal and operational options on an ongoing basis.

We have accounted for sales of our operations in Georgia and Florida, and planned disposition of our Southern Assets in Indiana as discontinued operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes.

Financial Condition

During the first six months of 2014, we had $131,966 of capital expenditures, issued $116,074 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $70,910. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.  The issuance of $116,074 of long-term debt was comprised principally of the funds borrowed under our revolving credit facility of $114,000.

At June 30, 2014 we had $3,858 of cash and cash equivalents compared to $5,058 at December 31, 2013.  During the first six months of 2014, we used internally generated funds, the proceeds from the issuance of long-term debt, the sale or issuance of common stock through our equity compensation plan, and the sale of other assets, to fund the cash requirements discussed above and to pay dividends.

At June 30, 2014, our $150,000 unsecured revolving credit facility, which expires in March 2017, had $48,434 available for borrowing.  At June 30, 2014, we had short-term lines of credit of $160,500, of which $120,139 was available for borrowing.    One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of June 30, 2014, $64,379 was available for borrowing.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Analysis of Second Quarter of 2014 Compared to Second Quarter of 2013

Unless specifically noted, the following discussion of the Company’s results of operations for the second quarter of 2014 refers to the Company’s results of operations from continuing operations.

Revenues increased by $1,364  or  0.7%, primarily due to an increase in water and wastewater rates of $1,313, an increase in non-regulated revenues of $1,203 associated with water and sewer line repairs and construction services, an increase in infrastructure rehabilitation surcharges of $892, and additional water and wastewater revenues of $585 associated with a larger customer base due to acquisitions, offset by a decrease in customer water consumption and the effect of a  reversal in the second quarter of 2013 of a reserve of $2,061 for rates that were subject to refund in Texas.

Operations and maintenance expenses decreased by $37 or 0.1%, primarily due to the recognition of a regulatory asset of $1,575, a reduction in post-retirement benefits expense of $733, a reduction in legal expense of $685,  and a decrease in water production costs of $498, offset by additional operating costs of $1,149, primarily associated with non-regulated water and sewer line repairs and construction services,  the effect of the June 2013 gain on sale of a utility system of $1,025, an increase in maintenance expense of $517, primarily associated with the restoration of roads, an increase in bad debt expense of $489,  and an increase in insurance expense of $399.  The gain on sale of a  utility system is reported in the consolidated statement of net income as a component of operations and maintenance expense.

Depreciation expense increased by $1,915 or 6.5%, due to the utility plant placed in service since June 30, 2013.

Amortization expense decreased by $622, primarily due to an increase in the amortization period for expenses associated with providing non-utility raw water supply services for firms, with which we enter into a water supply contract,  with our customers in the natural gas drilling industry, and the completion of the recovery of our costs associated with various rate filings.

Taxes other than income taxes decreased by $76 or 0.6%, primarily due to a decrease in property taxes of $96, a decrease in capital stock taxes of $57 assessed for Aqua Pennsylvania, and a decrease in payroll taxes of $45, offset by an increase in other taxes of $92, primarily due to an increase in taxes assessed resulting from the pumping of ground water in Texas.

Interest expense decreased by $115 or 0.6%, primarily due to a decrease in average borrowings as compared to the second quarter of 2013.

Allowance for funds used during construction (“AFUDC”) increased by $447, primarily due to the usage of equity funds in the capitalization rate, which are a component of the AFUDC rate.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Gain (loss) on sale of other assets totaled $140 during the second quarter of 2014 and $(109) during the second quarter of 2013.  The increase of $249 is principally due to gains recognized on the sale of property, plant and equipment.

Equity loss in joint venture totaled $1,251 during the second quarter of 2014, and reflects a decline in water sales, due to sluggish well drilling activity, in connection with serving the raw water needs of firms, with which we enter into a water supply contract, with our customers in the natural gas drilling industry.

Our effective income tax rate was 9.6% in the second quarter of 2014 and 11.3% in the second quarter of 2013.   The effective income tax rate decreased due to an increase in repair expenditures for Aqua Pennsylvania, which are estimated to be tax deductible in the second quarter of 2014 as compared to the second quarter of 2013.

Income from continuing operations increased by $1,814 or 3.4%, primarily as a result of the factors described above.  On a diluted per share basis, income from continuing operations increased by $0.01,  reflecting the change in income from continuing operations and a 0.5% increase in the average number of common shares outstanding.  The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan.

Income from discontinued operations increased by $169, primarily as a result of the effect of the recognition in the second quarter of 2013 of the loss on sale of one of our Florida operations net of income taxes of $638.

Net income attributable to common shareholders increased by $1,983 or 3.7%, primarily as a result of the factors described above.  On a diluted per share basis, earnings increased by $0.01 reflecting the change in net income attributable to common shareholders and a 0.5% increase in the average number of common shares outstanding.  The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan.

Analysis of First Six Months of 2014 Compared to First Six Months of 2013

Unless specifically noted, the following discussion of the Company’s results of operations for the first six months of 2014 refers to the Company’s results of operations from continuing operations.

Revenues increased $5,484 or 1.5%, primarily due to an increase in water and wastewater rates of $1,853, an increase in infrastructure rehabilitation surcharges of $1,763, an increase in non-regulated revenues of $1,441 associated with water and sewer line repairs and construction services,  and additional water and wastewater revenues of $1,230 associated with a larger customer base due to acquisitions, offset by the effect of a reversal in the second quarter of 2013 of a reserve of $2,061 for rates that were subject to refund in Texas.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Operations and maintenance expenses increased by $3,855 or 2.8%, primarily due to additional operating costs of $1,861 associated with severe winter weather conditions experienced in many of our service territories, additional operating costs of $1,149, primarily associated with non-regulated water and sewer line repairs and construction services,  the effect of the June 2013 gain on sale of a utility system of $1,025, an increase in maintenance expense of $914, primarily associated with the restoration of roads, the effect of the favorable recognition in the first quarter of 2013 of a legal settlement received of $871, and additional operating costs associated with acquired utility systems and other growth ventures of $521, offset by the recognition of a regulatory asset in the second quarter of 2014 of $1,575, a reduction in post-retirement benefits expense of $1,421, and a decrease in water production costs of $527.    The gain on sale of a  utility system is reported in the consolidated statement of net income as a component of operations and maintenance expense.

Depreciation expense increased $3,851 or 6.6%, due to the utility plant placed in service since June 30, 2013.

Amortization expense decreased $866, primarily due to an increase in the amortization period for expenses associated with providing non-utility raw water supply services for firms, with which we enter into a water supply contract, with our customers in the natural gas drilling industry, and the completion of the recovery of our costs associated with various rate filings.

Taxes other than income taxes decreased by $1,372 or 5.2%, primarily due to a decrease in property taxes of $1,716 associated with a reduction in the property tax rate assessed for our Ohio subsidiary recognized in the first quarter of 2014.

AFUDC increased by $1,062, primarily due to the usage of equity funds in the capitalization rate, which are a component of the AFUDC rate.

Loss on sale of other assets totaled $208 during the first six months of 2014 and $17 during the first six months of 2013.  The increase of $191 is principally due to the write-off in the first quarter of 2014 of a marketable security of $443, offset by gains recognized on the sale of property, plant and equipment of $235.

Equity loss in joint venture totaled $1,937 during the first six months of 2014, and reflects a decline in water sales, due to sluggish well drilling activity, in connection with serving the raw water needs of certain firms, with which we enter into a water supply contract, with our customers in the natural gas drilling industry.

Our effective income tax rate was 10.2% during the first six months of 2014 and 12.6% during the first six months of 2013.  The effective income tax rate decreased due to an increase in repair expenditures for Aqua Pennsylvania, which are estimated to be deductible in the first six months of 2014 as compared to the first six months of 2013.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Income from continuing operations increased by $3,351 or 3.6%, in comparison to the same period in 2013, primarily as a result of the factors described above.   On a diluted per share basis, income from continuing operations increased $0.02 reflecting the change in income from continuing operations and a 0.7% increase in the average number of common shares outstanding.

Income from discontinued operations decreased by $5,074 or $0.03 per diluted share, in comparison to the same period in 2013, primarily as a result of the effect of the prior year recognition of the gain on sale of our Florida operations in 2013, net of income taxes of $3,555.

Net income attributable to common shareholders decreased by $1,723 or 1.7%, in comparison to the same period in 2013, primarily as a result of the factors described above.  On a diluted per share basis, earnings decreased  $0.02 reflecting the change in net income attributable to common shareholders and a 0.7% increase in the average number of common shares outstanding.  The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan and dividend reinvestment plan.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 15,  Recent Accounting Pronouncements, of the consolidated financial statements in this report.

Item 3  – Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices.  There have been no significant changes in our exposure to market risks since December 31, 2013.  Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information.

Item 4  – Controls and Procedures

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

Part II.  Other Information

Item 1 – Legal Proceedings

We are party to various legal proceedings.  Although the results of legal proceedings cannot be predicted with certainty, other than as described below, there are no pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our properties is the subject that we believe are material or are expected to have a material adverse effect on our financial position, results of operations or cash flows.  Dollar amounts disclosed is this section, Item 1. Legal Proceedings are presented in whole dollars, not thousands of dollars.

The City of Fort Wayne, Indiana (the “City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of our operating subsidiaries in Indiana (the “Northern Assets”).  In January 2008, we reached a settlement with the City to transition the Northern Assets in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500.  The settlement agreement specifically stated that the final valuation of the Northern Assets will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation.  On February 12, 2008, we turned over the Northern Assets to the City upon receipt of the initial valuation payment.  The proceeds received by the Company are in excess of the book value of the assets relinquished.  No gain has been recognized due to the contingency over the final valuation of the assets.  The net book value of the Northern Assets has been removed from the consolidated balance sheet and the difference between the net book value and the initial payment received has been deferred and is recorded in other accrued liabilities on the Company’s consolidated balance sheet.  Once the contingency is resolved and the asset valuation is finalized, through the finalization of the litigation between the Company and the City the amounts deferred will be recognized in the Company’s consolidated income statement.  On March 16, 2009, oral argument was held before the Allen County Circuit Court on certain procedural aspects with respect to the valuation evidence that may be presented and whether we are entitled to a jury trial.  On October 12, 2010, the Wells County Indiana Circuit Court ruled that we were not entitled to a jury trial, and that the Wells County judge should review the City of Fort Wayne Board of Public Works’ assessment based upon a “capricious, arbitrary or an abuse of discretion” standard.  We appealed the Wells County Indiana Circuit Court’s decision to the Indiana Court of Appeals.  On January 13, 2012, the Indiana Court of Appeals reached a decision upholding the Wells County Indiana Circuit Court decision.  On February 10, 2012, we filed a petition for transfer requesting that the Indiana Supreme Court review the matter.  On April 11, 2013, the Indiana Supreme Court ruled that the statute at issue gives us the right to a full evidentiary hearing before a jury regarding the value of the assets and remanded the case to the trial court for a proceeding consistent with that ruling.

In addition, in December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of our water utility system assets located in the southwest section of the City and in Allen County (the “Southern Assets”) and, if negotiations with Fort Wayne officials were to fail, to condemn the Southern Assets.  The first public hearing on the ordinance was held on January 22, 2013 and a subsequent hearing scheduled for February 5, 2013 was not held due to ongoing settlement discussions between the parties.  As part of such settlement discussions, the parties negotiated an acquisition agreement that was approved by the City on May 13, 2014.  The acquisition agreement will settle both the acquisition of the Southern Assets and the dispute concerning the Northern Assets.  The acquisition agreement establishes an aggregate purchase price of $67,011,000 for the Southern and Northern Assets.  The City has already paid Aqua Indiana $16,910,500 for the Northern Assets.  The completion of the transaction is conditioned upon approval by various regulatory bodies.  If this transaction is consummated, we will expand our sewer customer base by accepting new wastewater from the City.  The transaction is not expected to close until the fourth quarter of 2014.  We continue to evaluate our legal and operational options on an ongoing basis.

Item 1A – Risk Factors

There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013  under “Part 1, Item 1A – Risk Factors.”

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended June 30, 2014:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

April 1-30, 2014	-	$-	-	685,348
May 1-31, 2014	4,008	$25.19	-	685,348
June 1-30, 2014	10,884	$25.08	-	685,348
Total	14,892	$25.11	-	685,348

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

Item 6 – Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 6, 2014

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