Form 10-Q
period 2014-09-30
AQUA AMERICA INC
filed 2014-11-06
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

October 24,  2014:  176,633,848

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Assets	2014	2013
Property, plant and equipment, at cost	$5,594,967	$5,350,868
Less: accumulated depreciation	1,281,152	1,212,300
Net property, plant and equipment	4,313,815	4,138,568
Current assets:
Cash and cash equivalents	4,843	5,058
Accounts receivable and unbilled revenues, net	105,744	94,704
Deferred income taxes	42,606	40,038
Inventory, materials and supplies	12,583	11,353
Prepayments and other current assets	11,317	18,954
Assets of discontinued operations held for sale	30,428	30,747
Total current assets	207,521	200,854

Regulatory assets	658,619	585,140
Deferred charges and other assets, net	52,231	50,290
Investment in joint venture	44,650	48,695
Funds restricted for construction activity	47	47
Goodwill	30,298	28,223
Total assets	$5,307,181	$5,051,817
Liabilities and Equity
Aqua America stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 178,462,611 and 177,928,922 as of September 30, 2014 and December 31, 2013	$89,231	$88,964
Capital in excess of par value	753,814	743,335
Retained earnings	812,412	729,272
Treasury stock, at cost, 1,763,171 and 1,178,323 shares as of September 30, 2014 and December 31, 2013	(41,055)	(27,082)
Accumulated other comprehensive income	731	346
Total Aqua America stockholders' equity	1,615,133	1,534,835

Noncontrolling interest	227	208
Total equity	1,615,360	1,535,043

Long-term debt, excluding current portion	1,560,426	1,468,583
Commitments and contingencies (See Note 13)	-	-

Current liabilities:
Current portion of long-term debt	86,580	86,288
Loans payable	6,997	36,740
Accounts payable	48,864	65,815
Accrued interest	20,911	13,615
Accrued taxes	11,147	14,176
Other accrued liabilities	32,224	33,596
Liabilities of discontinued operations held for sale	28,669	29,649
Total current liabilities	235,392	279,879

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	972,082	866,211
Customers' advances for construction	77,215	73,892
Regulatory liabilities	279,666	281,014
Other	71,116	81,552
Total deferred credits and other liabilities	1,400,079	1,302,669

Contributions in aid of construction	495,924	465,643
Total liabilities and equity	$5,307,181	$5,051,817

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	September 30,
	2014	2013

Operating revenues	$210,535	$202,320

Operating expenses:
Operations and maintenance	72,374	71,631
Depreciation	29,482	29,980
Amortization	806	1,185
Taxes other than income taxes	12,815	13,384
Total operating expenses	115,477	116,180

Operating income	95,058	86,140

Other expense (income):
Interest expense, net	18,990	19,350
Allowance for funds used during construction	(1,195)	(426)
Gain on sale of other assets	(75)	(138)
Equity loss (earnings) in joint venture	736	(78)
Income from continuing operations before income taxes	76,602	67,432
Provision for income taxes	8,891	4,683
Income from continuing operations	67,711	62,749

Discontinued operations:
Income from discontinued operations before income taxes	472	1,433
Provision for income taxes	187	565
Income from discontinued operations	285	868
Net income attributable to common shareholders	$67,996	$63,617

Income from continuing operations per share:
Basic	$0.38	$0.36
Diluted	$0.38	$0.35

Income from discontinued operations per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Net income per common share:
Basic	$0.38	$0.36
Diluted	$0.38	$0.36

Average common shares outstanding during the period:
Basic	176,900	176,483
Diluted	177,908	177,575

Cash dividends declared per common share	$0.165	$-

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013

Operating revenues	$588,514	$574,815

Operating expenses:
Operations and maintenance	214,435	209,837
Depreciation	91,689	88,336
Amortization	2,685	3,930
Taxes other than income taxes	37,943	39,884
	346,752	341,987

Operating income	241,762	232,828

Other expense (income):
Interest expense, net	57,393	57,833
Allowance for funds used during construction	(3,299)	(1,468)
Loss (gain) on sale of other assets	133	(121)
Equity loss in joint venture	2,673	1,732
Income from continuing operations before income taxes	184,862	174,852
Provision for income taxes	19,932	18,235
Income from continuing operations	164,930	156,617

Discontinued operations:
Income from discontinued operations before income taxes	2,497	11,301
Provision for income taxes	1,003	4,150
Income from discontinued operations	1,494	7,151
Net income attributable to common shareholders	$166,424	$163,768

Income from continuing operations per share:
Basic	$0.93	$0.89
Diluted	$0.93	$0.89

Income from discontinued operations per share:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

Net income per common share:
Basic	$0.94	$0.93
Diluted	$0.94	$0.93

Average common shares outstanding during the period:
Basic	176,933	175,964
Diluted	177,872	176,732

Cash dividends declared per common share	$0.469	$0.432

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income attributable to common shareholders	$67,996	$63,617	$166,424	$163,768
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on investments, net of tax (benefit) expense of $(33) and $32 for the three months and $73 and $9 for the nine months ended, September 30, respectively	(62)	60	136	18
Reclassification adjustment for loss reported in net income, net of tax benefit of $134 and $49 for the nine months ended, September 30, respectively (1)	-	-	249	90
Comprehensive income	$67,934	$63,677	$166,809	$163,876

(1) Amount of pre-tax loss of $383 and $139 reclassified from accumulated other comprehensive income to loss on sale of other assets on the consolidated statements of net income for the nine months ended September 30, 2014 and 2013, respectively.

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		September 30,	December 31,
		2014	2013
Aqua America stockholders' equity:
Common stock, $.50 par value		$89,231	$88,964
Capital in excess of par value		753,814	743,335
Retained earnings		812,412	729,272
Treasury stock, at cost		(41,055)	(27,082)
Accumulated other comprehensive income		731	346
Total Aqua America stockholders' equity		1,615,133	1,534,835

Noncontrolling interest		227	208

Total equity		1,615,360	1,535,043

Long-term debt:
Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	5,653	5,035
1.00% to 1.99%	2016 to 2035	14,681	28,615
2.00% to 2.99%	2024 to 2033	24,653	14,903
3.00% to 3.99%	2016 to 2047	168,206	167,365
4.00% to 4.99%	2020 to 2048	444,332	447,296
5.00% to 5.99%	2015 to 2043	256,205	284,362
6.00% to 6.99%	2015 to 2036	64,939	64,924
7.00% to 7.99%	2022 to 2027	34,583	35,056
8.00% to 8.99%	2021 to 2025	19,006	19,283
9.00% to 9.99%	2018 to 2026	27,800	28,500
10.00% to 10.99%	2018	6,000	6,000
		1,066,058	1,101,339

Notes payable to bank under revolving credit agreement, variable rate, due March 2017		109,000	-
Unsecured notes payable:
Bank Note at 1.921% due September 2017		50,000	-
Notes at 3.57% due 2027		50,000	50,000
Notes ranging from 4.62% to 4.87%, due 2016 through 2024		144,400	171,400
Notes ranging from 5.01% to 5.95%, due 2014 through 2037		227,548	232,132
		1,647,006	1,554,871
Current portion of long-term debt		86,580	86,288
Long-term debt, excluding current portion		1,560,426	1,468,583
Total capitalization		$3,175,786	$3,003,626

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income	Interest	Total
Balance At December 31, 2013	$88,964	$743,335	$729,272	$(27,082)	$346	$208	$1,535,043
Net income	-	-	166,424	-	-	19	166,443
Other comprehensive income, net of income tax of $207	-	-	-	-	385	-	385
Dividends	-	-	(82,953)	-	-	-	(82,953)
Repurchase of stock (584,853 shares)	-	-	-	(13,973)	-	-	(13,973)
Equity compensation plan (212,920 shares)	107	(107)	-	-	-	-	-
Exercise of stock options (320,769 shares)	160	4,710	-	-	-	-	4,870
Stock-based compensation	-	5,137	(331)	-	-	-	4,806
Employee stock plan tax benefits	-	1,319	-	-	-	-	1,319
Other	-	(580)	-	-	-	-	(580)
Balance At September 30, 2014	$89,231	$753,814	$812,412	$(41,055)	$731	$227	$1,615,360

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$166,424	$163,768
Income from discontinued operations	1,494	7,151
Income from continuing operations	164,930	156,617
Adjustments to reconcile income from continuing operations
to net cash flows from operating activities:
Depreciation and amortization	94,374	92,266
Deferred income taxes	15,055	19,852
Provision for doubtful accounts	4,648	3,337
Stock-based compensation	5,145	4,043
Gain on sale of utility system	-	(1,025)
Loss (gain) on sale of other assets	133	(121)
Net increase in receivables, inventory and prepayments	(13,928)	(1,322)
Net increase in payables, accrued interest, accrued taxes and other accrued liabilities	16,241	1,771
Other	(11,023)	2,287
Operating cash flows from continuing operations	275,575	277,705
Operating cash flows (used in) from discontinued operations, net	(1,142)	1,893
Net cash flows from operating activities	274,433	279,598
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $1,033 and $1,352	(220,739)	(215,407)
Acquisitions of utility systems and other, net	(11,677)	(14,404)
Additions to funds restricted for construction activity	-	(6)
Release of funds previously restricted for construction activity	-	11,952
Net proceeds from the sale of utility system and other assets	386	3,187
Investment in joint venture	-	(9,800)
Other	513	(439)
Investing cash flows used in continuing operations	(231,517)	(224,917)
Investing cash flows (used in) from discontinued operations, net	(77)	50,421
Net cash flows used in investing activities	(231,594)	(174,496)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	4,510	3,523
Repayments of customers' advances	(2,107)	(1,938)
Net (repayments) proceeds of short-term debt	(29,743)	29,403
Proceeds from long-term debt	221,058	188,321
Repayments of long-term debt	(128,395)	(258,295)
Change in cash overdraft position	(16,883)	(11,881)
Proceeds from issuing common stock	-	10,478
Proceeds from exercised stock options	4,870	24,941
Stock-based compensation windfall tax benefits	1,235	-
Repurchase of common stock	(13,973)	(12,815)
Dividends paid on common stock	(82,953)	(76,028)
Other	(580)	-
Financing cash flows used in continuing operations	(42,961)	(104,291)
Financing cash flows (used in) from discontinued operations, net	(93)	61
Net cash flows used in financing activities	(43,054)	(104,230)
Net (decrease) increase in cash and cash equivalents	(215)	872
Cash and cash equivalents at beginning of period	5,058	5,521
Cash and cash equivalents at end of period	$4,843	$6,393

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at September 30, 2014, the consolidated statements of net income and comprehensive income for the three and nine months ended September 30, 2014 and 2013, the consolidated statements of cash flow for the nine months ended September 30, 2014 and 2013, and the consolidated statement of equity for the nine months ended September 30, 2014 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented.  Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.  The December 31, 2013 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2013 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.  Certain prior period amounts have been reclassified to conform to the reporting of discontinued operations (see Note 4).

Note 2 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated

Balance at December 31, 2013	$24,102	$4,121	$28,223
Goodwill acquired	-	1,753	1,753
Reclassifications to utility plant acquisition adjustment	(261)	-	(261)
Other	583	-	583
Balance At September 30, 2014	$24,424	$5,874	$30,298

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

The Company tested the goodwill attributable for each of our reporting units for impairment as of July 31, 2014, in conjunction with the timing of our annual strategic business plan, and concluded that the estimated fair value of each reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount, indicating that none of the Company’s goodwill was impaired.

Note 3 – Acquisitions

In September 2014, the Company acquired the water and wastewater utility system assets of Texas H2O, Inc. located in Mansfield, Texas serving approximately 1,100 customers.  The total purchase price consisted of $2,796 in cash.

In September 2014, the Company acquired the water utility system assets of Lake Caroline Water Co. located in Caroline County, Virginia serving approximately 1,040 customers.  The total purchase price consisted of $1,377 in cash.

In August 2014, the Company acquired Tri-State Grouting, which is a non-regulated business that specializes in the inspection, cleaning and repair of storm and sanitary sewer lines.  The total purchase price consisted of $3,010, of which a total of $810 is contingent upon satisfying certain annual performance targets over a three-year period.

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

In addition, in December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of the Company's water utility system assets located in the southwest section of the City and in Allen County (the “Southern Assets”), and if negotiations with Fort Wayne officials were to fail, to condemn the Southern Assets.  The first public hearing on the ordinance was held on January 22, 2013 and a subsequent hearing scheduled for February 5, 2013 was not held due to ongoing settlement discussions between the parties. As part of such settlement discussions, the parties negotiated an acquisition agreement that was approved by the City on May 13, 2014.  The acquisition agreement will settle both the acquisition of the Southern Assets and the dispute concerning the Northern Assets.  The acquisition agreement establishes an aggregate purchase price of $67,011 for the Southern and Northern Assets.  The City has already paid Aqua Indiana $16,911 for the Northern Assets.  On October 22, 2014, the Indiana Utility Regulatory Commission approved the transaction.  Upon completion of this transaction, the Company will expand its sewer customer base by accepting new wastewater from the City.  The transaction is expected to close in the fourth quarter of 2014.  The planned sale of these operations is accounted for as discontinued operations held for sale beginning in the first quarter of 2014.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

A summary of discontinued operations presented in the consolidated statements of net income include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues	$1,935	$4,103	$5,234	$15,716
Total operating expenses	1,463	2,669	2,603	9,882
Operating income	472	1,434	2,631	5,834
Other (income) expense:
Loss (gain) on sale	-	-	134	(5,469)
Other, net	-	1	-	2
Income from discontinued operations before income taxes	472	1,433	2,497	11,301
Provision for income taxes	187	565	1,003	4,150
Income from discontinued operations	$285	$868	$1,494	$7,151

The assets and liabilities of discontinued operations presented in the consolidated balance sheets include the following:

	September 30,	December 31,
	2014	2013

Property, plant and equipment, at cost	$37,226	$37,303
Less: accumulated depreciation	8,197	8,378
Net property, plant and equipment	29,029	28,925
Current assets	976	1,362
Regulatory assets	423	460
Assets of discontinued operations held for sale	30,428	30,747

Current liabilities	14,583	16,212
Deferred income taxes and investment tax credits	1,819	1,308
Contributions in aid of construction	11,048	10,935
Other liabilities	1,219	1,194
Liabilities of discontinued operations held for sale	28,669	29,649

Net assets	$1,759	$1,098

]

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 5 – Capitalization

In September 2014, one of the Company’s operating subsidiaries, Aqua Pennsylvania, Inc., entered into a $50,000 three year unsecured loan at an interest rate of 1.92%.  The proceeds from this loan were used to repay existing indebtedness and for general working capital purposes including financing acquisitions.

In August 2014, the Company increased its five-year $150,000 unsecured revolving credit facility to $200,000.  The funds borrowed under this facility are used to provide working capital as well as support for letters of credit for insurance policies and other financing agreements.

In accordance with a resolution approved in October 2013 by the Board of Directors of the Company, in the third quarter of 2014, the Company repurchased 490,000 shares of its common stock in the open market for $11,624.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended September 30, 2014.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The fair value of funds restricted for construction activity and loans payable are determined based on their carrying amount and utilizing Level 1 methods and assumptions.  As of both September 30, 2014 and December 31, 2013, the carrying amount of the Company’s funds restricted for construction activity was $47, which equates to their estimated fair value.  As of September 30, 2014 and December 31, 2013, the carrying amount of the Company’s loans payable was $6,997 and $36,740, respectively, which equates to their estimated fair value.  The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing Level 2 methods and assumptions.  As of September 30, 2014 and December 31, 2013, the carrying amounts of the Company's cash and cash equivalents was $4,843 and $5,058, respectively, which equates to their fair value.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	September 30,	December 31,
	2014	2013
Carrying Amount	$1,647,006	$1,554,871
Estimated Fair Value	1,720,489	1,540,296

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.  The Company’s customers’ advances for construction have a carrying value of $77,215 as of September 30, 2014, and $73,892 as of December 31, 2013.  Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases.  Portions of these non-interest bearing instruments are payable annually through 2029 and amounts not paid by the respective contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Average common shares outstanding during the period for basic computation	176,900	176,483	176,933	175,964
Dilutive effect of employee stock-based compensation	1,008	1,092	939	768
Average common shares outstanding during the period for diluted computation	177,908	177,575	177,872	176,732

For the three and nine months ended September 30, 2014 and 2013, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods.

Note 8 – Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan, as amended as of February 27, 2014, (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 3,125,000 shares under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the 2009 Plan.  During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the 2009 Plan.  Awards under the 2009 Plan are made by a committee of the Board of Directors of the Company, or in the case of awards to non-employee directors, by the Board of Directors of the Company.  At September 30, 2014, 4,421,302 shares underlying stock-based compensation awards were still available for grants under the 2009 Plan.  No further grants may be made under the 2004 Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock-based compensation for performance share units within operations and maintenance expenses	$1,220	$1,044	$3,689	$2,723
Income tax benefit	495	424	1,506	1,109

The following table summarizes nonvested PSU transactions for the nine months ended September 30, 2014:

	Number	Weighted
	of	Average
	Share Units	Fair Value

Nonvested share units at beginning of period	528,092	$21.25
Granted	143,630	25.31
Performance criteria adjustment	74,616	22.09
Forfeited	(13,190)	23.56
Share units vested in prior period and issued in current period	18,000	19.51
Share units issued	(174,148)	18.93
Nonvested share units at end of period	577,000	$22.96

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted during the nine months ended September 30, 2014 and 2013 was $25.31 and $26.88, respectively.  The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months.  The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the PSUs includes dividend equivalents, no dividend yield assumption is required in calculating the fair value of the PSUs.  The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock-based compensation for restricted stock units within operations and maintenance expenses	$295	$214	$827	$612
Income tax benefit	122	88	342	252

The following table summarizes nonvested RSU transactions for the nine months ended September 30, 2014:

	Number	Weighted
	of	Average
	Stock Units	Fair Value

Nonvested stock units at beginning of period	112,666	$20.16
Granted	41,150	24.80
Stock units vested but not paid	(5,750)	17.99
Stock units vested and paid	(24,772)	17.77
Forfeited	(729)	21.77
Nonvested stock units at end of period	122,565	$22.29

The per unit weighted-average fair value at the date of grant for RSUs granted during the nine months ended September 30, 2014 and 2013 was $24.80 and $23.28, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Stock Options – The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model.  The following table provides compensation costs for stock-based compensation related to stock options granted in prior periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Stock-based compensation for stock options within operations and maintenance expenses	$-	$-	$-	$30
Income tax benefit	2	110	98	433

There were no stock options granted during the nine months ended September 30, 2014 or 2013.

The following table summarizes stock option transactions for the nine months ended September 30, 2014:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	1,538,110	$16.82
Forfeited	-	-
Expired	(3,706)	17.87
Exercised	(320,769)	15.18
Outstanding and exercisable at end of period	1,213,635	$17.25	3.2	$7,628

Restricted Stock – The following table provides compensation costs for stock-based compensation related to restricted stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock-based compensation for restricted stock within operations and maintenance expenses	$92	$92	$629	$678
Income tax benefit	38	38	261	281

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes nonvested restricted stock transactions for the nine months ended September 30, 2014:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	62,500	$17.70
Granted	14,000	25.19
Vested	(45,250)	20.02
Forfeited	-	-
Nonvested shares at end of period	31,250	$17.70

The per unit weighted-average fair value at the date of grant for restricted stock granted during the nine months ended September 30, 2104 and 2013 was $25.19 and $25.09, respectively.

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

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$1,004	$1,209	$3,291	$4,101
Interest cost	3,564	3,164	10,589	9,494
Expected return on plan assets	(4,495)	(3,692)	(13,105)	(11,078)
Amortization of prior service cost	69	57	208	171
Amortization of actuarial loss	628	2,073	1,628	6,105
Curtailment loss	84	-	84	-
Net periodic benefit cost	$854	$2,811	$2,695	$8,793

	Other
	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$283	$338	$878	$1,188
Interest cost	722	622	2,181	1,956
Expected return on plan assets	(686)	(574)	(2,057)	(1,694)
Amortization of prior service cost	(68)	(73)	(210)	(221)
Amortization of actuarial loss	59	395	200	1,085
Net periodic benefit cost	$310	$708	$992	$2,314

The Company made cash contributions of $17,875 to its Pension Plan during the first six months of 2014, which completed the Company’s 2014 cash contributions.  In addition, the Company expects to make cash contributions of $2,009, to the extent allowable for a tax deduction, for the funding of its other postretirement benefit plans during the remainder of 2014.

In August 2014, the Company announced changes to the way it will provide future retirement benefits to employees acquired through certain acquisitions.  Effective January 1, 2015, the Company will provide future retirement benefits for these employees through its defined contribution plan.  As a result, no further service will be considered in future accruals in the Pension Plan after December 31, 2014.  As a result of this change, the Company recognized a curtailment loss of $84 in the third quarter of 2014.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In the first quarter of 2014 the Company offered a one-time voluntary lump sum window to certain eligible terminated vested participants in an effort to reduce its long-term obligations and plan volatility for its Pension Plan.  In May 2014, the Pension Plan paid $11,471 to participants who elected to receive a lump sum distribution, which was funded from the existing Pension Plan assets.

Note 10 – Water and Wastewater Rates

During the first nine months of 2014, the Company’s operating divisions in Ohio, North Carolina, Texas, New Jersey, Virginia, and Indiana were granted base rate increases designed to increase total operating revenues on an annual basis by $10,153.  Further, during the first nine months of 2014, the Company’s operating divisions in Illinois and New Jersey received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $1,558.

Note 11 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Property	$6,860	$6,246	$17,938	$19,040
Capital stock	(274)	488	749	1,599
Gross receipts, excise and franchise	2,727	3,211	8,476	8,842
Payroll	1,650	1,682	5,913	5,747
Other	1,852	1,757	4,867	4,656
Total taxes other than income	$12,815	$13,384	$37,943	$39,884

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 12 – Segment Information

The Company has identified ten operating segments and has one reportable segment named the “Regulated” segment.  The reportable segment is comprised of eight operating segments for the Company’s water and wastewater regulated utility companies which are organized by the states where we provide these services.  In addition, two segments are not quantitatively significant to be reportable and are comprised of the Company’s non-regulated subsidiaries:  Aqua Resources, Inc. and Aqua Infrastructure, LLC.  Aqua Resources, Inc. provides water and wastewater services through operating and maintenance contracts with municipal authorities and other parties in close proximity to our utility companies’ service territories as well as offers, through a third party, water and sewer line repair service and protection solutions to households, inspects, cleans and repairs storm and sanitary sewer lines, liquid waste hauling and disposal, backflow prevention, construction, and other non-regulated water and wastewater services.  Aqua Infrastructure, LLC provides non-utility raw water supply services for firms in the natural gas drilling industry.  These two segments are included as a component of “Other” in the tables below.  Also included in “Other” are corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.  Corporate costs include general and administrative expense, and interest expense.

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$203,303	$7,232	$210,535	$197,857	$4,463	$202,320
Operations and maintenance expense	68,319	4,055	72,374	67,737	3,894	71,631
Depreciation	29,273	209	29,482	29,873	107	29,980
Operating income (loss)	92,783	2,275	95,058	86,232	(92)	86,140
Interest expense, net of AFUDC	16,805	990	17,795	17,314	1,610	18,924
Income tax expense (benefit)	8,832	59	8,891	5,435	(752)	4,683
Income (loss) from continuing operations	67,221	490	67,711	63,566	(817)	62,749

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$571,180	$17,334	$588,514	$562,035	$12,780	$574,815
Operations and maintenance expense	204,291	10,144	214,435	200,641	9,196	209,837
Depreciation	91,378	311	91,689	88,565	(229)	88,336
Operating income	236,638	5,124	241,762	231,032	1,796	232,828
Interest expense, net of AFUDC	50,654	3,440	54,094	51,334	5,031	56,365
Income tax expense (benefit)	20,701	(769)	19,932	20,483	(2,248)	18,235
Income (loss) from continuing operations	165,587	(657)	164,930	159,380	(2,763)	156,617
Capital expenditures	219,465	1,274	220,739	214,575	832	215,407

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
	2014	2013
Total assets:
Regulated	$5,146,961	$4,893,573
Other	160,220	158,244
Consolidated	$5,307,181	$5,051,817

Note 13 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of September 30, 2014, the aggregate amount of $12,491 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated.  For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Further, the Company has insurance coverage for certain of these loss contingencies, and as of September 30, 2014, estimates that approximately $2,385 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The Company’s reserve for these claims totaled $1,468 at September 30, 2014 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14 – Income Taxes

During the nine months ended September 30, 2014, the Company utilized $77,199 of its Federal net operating loss carryforward (“NOL”).  In addition, during the nine months ended September 30, 2014, the Company utilized $2,962 of its state NOL carryforward.  As of September 30, 2014, the balance of the Company’s Federal NOL was $180,895.  The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance.  As of September 30, 2014, the balance of the Company’s gross state NOL was $546,256, a portion of which was offset by a net valuation allowance of $5,232 because the Company does not believe the NOLs are more likely than not to be realized.  The Company’s Federal and state NOL carryforwards begin to expire in 2031 and 2023, respectively.   The Company has unrecognized tax positions that result in the associated tax benefit being unrecognized.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $65,973 and $85,619, respectively, which results from the Company’s adoption in the third quarter of 2013 of the FASB’s accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $246,868 and $631,875, respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

In December 2012, the Company changed its tax method of accounting for qualifying utility system repairs in Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”) effective with the tax year ended December 31, 2012 and for prior tax years.  The tax accounting method was changed to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes (the “Repair Change”).  As a result of the adoption of the Repair Change prior to the receipt of Aqua Pennsylvania’s next rate order, the Repair Change results in a substantial reduction in income tax expense and greater net income and cash flows.  The Company’s effective income tax rate for the third quarter of 2014 and 2013, for its continuing operations, was 11.6% and 6.9%, respectively, and for the first nine months of 2014 and 2013, for its continuing operations, was 10.8% and 10.4%, respectively.

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

As of September 30, 2014, the total gross unrecognized tax benefit was $30,204, of which $12,999, if recognized, would affect the Company’s effective tax rate as a result of the regulatory treatment afforded the Repair Change in Pennsylvania.  At December 31, 2013, the Company had unrecognized tax benefits of $28,690.  There was an unrecognized tax benefit of $29,510 at September 30, 2013.

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

General Information

Nature of Operations - Aqua America, Inc. (“we”,  “us”,  “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey,  Indiana, and Virginia.  Our largest operating subsidiary, Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”), provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 26 other counties in Pennsylvania.  Our other regulated utility subsidiaries provide similar services in seven other states.  In addition, the Company’s non-regulated subsidiary, Aqua Resources, Inc., provides liquid waste hauling and disposal, water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories and offers, through a third party, water and sewer line repair service and protection solutions to households, inspects, cleans and repairs storm and sanitary sewer lines, backflow prevention, construction, and other non-regulated water and wastewater services.  The Company’s non-regulated subsidiary, Aqua Infrastructure, LLC, provides non-utility raw water supply services for firms in in the natural gas drilling industry.

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

In January 2008, we reached a settlement agreement with the City of Fort Wayne, Indiana, (the “City”) to transition the northern portion of the utility system of one of the Company’s operating subsidiaries in Indiana (the “Northern Assets”), upon receipt of the City’s initial valuation payment of $16,911.  The settlement agreement specifically stated that the final valuation of the Northern Assets will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation.  In February 2008, we turned over the Northern Assets to the City upon receipt of the initial valuation payment.  The proceeds we received are in excess of the book value of the assets relinquished.  No gain has been recognized due to the contingency over the final valuation of the assets.  In December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of our water utility system assets located in the southwest section of the City and in Allen County (the “Southern Assets”), and if negotiations with Fort Wayne officials were to fail, to condemn the Southern Assets.  On May 13, 2014, an acquisition agreement was approved by the City, which will settle both the acquisition of the Southern Assets and the dispute concerning the Northern Assets.  The acquisition agreement establishes an aggregate purchase price of $67,011 for the Southern and Northern Assets.    On October 22, 2014, the Indiana Utility Regulatory Commission approved the transaction.  Upon completion of this transaction, we will expand our sewer customer base by accepting new wastewater from the City.  The transaction is expected to close in the fourth quarter of 2014.

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

Financial Condition

During the first nine months of 2014, we had $220,739 of capital expenditures, issued $221,058 of long-term debt, repaid debt and made sinking fund contributions and other loan repayments of $128,395, and repurchased $13,973 of our common stock. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.  The issuance of $221,058 of long-term debt was comprised principally of the funds borrowed under our revolving credit facility of $169,000, and the issuance of $50,000 unsecured loan by the Company’s Pennsylvania operating subsidiary, Aqua Pennsylvania.  The repurchase of our common stock was comprised principally of 490,000 shares that were purchased in the open market in the third quarter of 2014 in accordance with a resolution approved by the Board of Directors of the Company in October 2013.

At September 30, 2014 we had $4,843 of cash and cash equivalents compared to $5,058 at December 31, 2013.  During the first nine months of 2014, we used internally generated funds, the proceeds from the issuance of long-term debt, and the sale or issuance of common stock through our equity compensation plan to fund the cash requirements discussed above and to pay dividends.

In August 2014, we increased our five year $150,000 unsecured revolving credit facility to $200,000.  At September 30, 2014, our $200,000 unsecured revolving credit facility, which expires in March 2017, had $69,383 available for borrowing.  At September 30, 2014, we had short-term lines of credit of $160,500, of which $153,503 was available for borrowing.    One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of September 30, 2014, $97,743 was available for borrowing.

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

On June 7, 2012, Aqua Pennsylvania reached a settlement agreement in its rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provided for the flow-through accounting treatment of certain income tax benefits upon Aqua Pennsylvania changing its tax accounting

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

method to permit the expensing of certain utility asset improvement costs that have historically been capitalized and depreciated for book and tax purposes (the “Repair Change”).  In December 2012, Aqua Pennsylvania implemented the Repair Change.  During the third quarter of 2013, we recorded additional tax deductions for certain qualifying infrastructure improvements in connection with the preparation of our annual tax return filings, which resulted in both additional recognized and unrecognized tax benefits.  As a result of the adoption of the Repair Change prior to the receipt of Aqua Pennsylvania’s next rate order, the Repair Change results in a substantial reduction in income tax expense and greater net income and cash flow, and as a result allowed the Company to suspend its Distribution System Improvement Charges in 2013 and lengthen the amount of time until the next Aqua Pennsylvania rate case is filed.  A portion of the additional tax deductions recognized in the third quarter of 2013 relate to a change in our tax method of accounting for certain qualifying utility system repairs in certain other operating divisions.  These divisions currently do not employ a flow-through method of accounting and as such the change in the Company’s tax method of accounting in these other operating divisions had no impact on our effective income tax rate.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Analysis of Third Quarter of 2014 Compared to Third Quarter of 2013

Unless specifically noted, the following discussion of the Company’s results of operations for the third quarter of 2014 refers to the Company’s results of operations from continuing operations.

Revenues increased by $8,215  or  4.1%, primarily due to an increase in non-regulated revenues of $2,700 associated with water and sewer line repairs and construction services, an increase in water and wastewater rates of $2,513,  an increase in customer water consumption, additional water and wastewater revenues of $616 associated with a larger customer base due to acquisitions, and an increase in infrastructure rehabilitation surcharges of $230.

Operations and maintenance expenses increased by $743 or 1.0%, primarily due to additional operating costs associated with acquired utility systems and other growth ventures of $1,293 and additional operating costs of $710, primarily associated with non-regulated water and sewer line repairs and construction services, offset by a  decrease in postretirement benefits expense of $658, a decrease in insurance expense of $378, and a decrease in water production costs of $327.  The decrease in water production costs is primarily due to a decrease in energy costs as a result of participation in an energy incentive plan.

Depreciation expense decreased by $498 or 1.7%, due to the implementation of new depreciation rates for our Texas operating subsidiary.

Amortization expense decreased by $379, primarily due to the completion of the recovery of our costs associated with various rate filings.

Taxes other than income taxes decreased by $569 or 4.3%, primarily due to a decrease in capital stock taxes of $762 primarily associated with a decrease in capital stock taxes assessed for Aqua Pennsylvania, and a decrease in gross receipts, excise and franchise taxes of $484, primarily due to the repealing of gross receipts tax in North Carolina, offset by an increase in property taxes of $614.

Interest expense decreased by $360 or 1.9%, primarily due to a decrease in the effective interest rate on average borrowings as compared to the third quarter of 2013.

Allowance for funds used during construction (“AFUDC”) increased by $769, primarily due to an increase in the AFUDC rate.

Equity loss in joint venture totaled $736 during the third quarter of 2014, and reflects a decline in water sales to our customers in the natural gas drilling industry.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Our effective income tax rate was 11.6% in the third quarter of 2014 and 6.9% in the third quarter of 2013.   The effective income tax rate increased due to the effect of additional tax deductions recognized in the third quarter of 2013 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Income from continuing operations increased by $4,962 or 7.9%, primarily as a result of the factors described above.  On a diluted per share basis, income from continuing operations increased by $0.03,  reflecting the change in income from continuing operations and a 0.2% increase in the average number of common shares outstanding.  The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan, offset by repurchases of the Company’s common stock.

Income from discontinued operations decreased by $583, primarily as a result of the sale of our water and wastewater utility system in Sarasota, Florida completed in the fourth quarter of 2013.

Net income attributable to common shareholders increased by $4,379 or 6.9%, primarily as a result of the factors described above.  On a diluted per share basis, earnings increased by $0.02 reflecting the change in net income attributable to common shareholders and a 0.2% increase in the average number of common shares outstanding.  The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan, offset by repurchases of the Company’s common stock.

Analysis of First Nine Months of 2014 Compared to First Nine Months of 2013

Unless specifically noted, the following discussion of the Company’s results of operations for the first nine months of 2014 refers to the Company’s results of operations from continuing operations.

Revenues increased $13,699 or 2.4%, primarily due to an increase in water and wastewater rates of $4,366, an increase in non-regulated revenues of $4,141 associated with water and sewer line repairs and construction services, an increase in customer water consumption, an increase in infrastructure rehabilitation surcharges of $1,993,  and additional water and wastewater revenues of $1,846 associated with a larger customer base due to acquisitions, offset by the effect of a reversal in the second quarter of 2013 of a reserve of $2,061 for rates that were subject to refund in Texas.

Operations and maintenance expenses increased by $4,598 or 2.2%, primarily due to additional operating costs of $2,893, primarily associated with non-regulated water and sewer line repairs and construction services, additional operating costs of $1,861 associated with severe winter weather conditions experienced in many of our service territories,  additional operating costs associated with acquired utility systems and other growth ventures of $1,825, an increase in bad debt expense of $1,310, the effect of the June 2013 gain on sale of a utility system of $1,025, and the effect of the favorable recognition in the first quarter of 2013 of a legal settlement received of $871, offset by a reduction in post-retirement benefits expense of $2,608 and the recognition of a regulatory asset in the second quarter of 2014 of $1,575.    The gain on sale of a

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

utility system is reported in the consolidated statement of net income as a component of operations and maintenance expense.

Depreciation expense increased $3,353 or 3.8%, due to the utility plant placed in service since September 30, 2013, offset by the implementation of new depreciation rates for our Texas operating subsidiary.

Amortization expense decreased $1,245, primarily due to a change in the amortization period for expenses associated with providing non-utility raw water supply services for firms in the natural gas drilling industry, which resulted in a decrease in amortization expense, and the completion of the recovery of our costs associated with various rate filings.

Taxes other than income taxes decreased by $1,941 or 4.9%, primarily due to a decrease in property taxes of $1,102 associated with a reduction in the property tax rate assessed for Aqua Ohio recognized in the first quarter of 2014, and a decrease in capital stock taxes of $850 primarily associated with a decrease in capital stock taxes assessed for Aqua Pennsylvania.

Interest expense decreased by $440 or 0.8%, primarily due to a decrease in average borrowings as compared to the first nine months of 2013.

AFUDC increased by $1,831, primarily due to an increase in the AFUDC rate.

(Loss) gain on sale of other assets totaled $(133) during the first nine months of 2014 and $121 during the first nine months of 2013.  The decrease of $254 is principally due to the write-off in the first quarter of 2014 of a marketable security of $443, offset by gains recognized on the sale of property, plant and equipment of $310.

Equity loss in joint venture totaled $2,673 during the first nine months of 2014, and reflects a decline in water sales, due to sluggish well drilling activity, in connection with serving the raw water needs of our customers in the natural gas drilling industry.

Our effective income tax rate was 10.8% during the first nine months of 2014 and 10.4% during the first nine months of 2013.  The effective income tax rate increased due to the effect of additional tax deductions recognized in the third quarter of 2013 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Income from continuing operations increased by $8,313 or 5.3%, in comparison to the same period in 2013, primarily as a result of the factors described above.   On a diluted per share basis, income from continuing operations increased $0.04 reflecting the change in income from continuing operations and a 0.6% increase in the average number of common shares outstanding.  The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan, offset by repurchases of the Company’s common stock.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Income from discontinued operations decreased by $5,657 or $0.03 per diluted share, in comparison to the same period in 2013, primarily as a result of the effect of the prior year recognition of the gain on sale of our Florida operations, net of income taxes of $3,555.

Net income attributable to common shareholders increased by $2,656 or 1.6%, in comparison to the same period in 2013, primarily as a result of the factors described above.  On a diluted per share basis, earnings increased $0.01 reflecting the change in net income attributable to common shareholders and a 0.6% increase in the average number of common shares outstanding.  The increase in the number of shares outstanding is primarily a result of the additional shares sold or issued through our equity compensation plan and dividend reinvestment plan, offset by repurchases of the Company’s common stock.

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

In addition, in December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of our water utility system assets located in the southwest section of the City and in Allen County (the “Southern Assets”) and, if negotiations with Fort Wayne officials were to fail, to condemn the Southern Assets.  The first public hearing on the ordinance was held on January 22, 2013 and a subsequent hearing scheduled for February 5, 2013 was not held due to ongoing settlement discussions between the parties.  As part of such settlement discussions, the parties negotiated an acquisition agreement that was approved by the City on May 13, 2014.  The acquisition agreement will settle both the acquisition of the Southern Assets and the dispute concerning the Northern Assets.  The acquisition agreement establishes an aggregate purchase price of $67,011,000 for the Southern and Northern Assets.  The City has already paid Aqua Indiana $16,910,500 for the Northern Assets.  On October 22, 2014, the Indiana Utility Regulatory Commission approved the transaction.  Upon completion of this transaction, we will expand our sewer customer base by accepting new wastewater from the City.  The transaction is expected to close in the fourth quarter of 2014.

Item 1A – Risk Factors

There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013  under “Part 1, Item 1A – Risk Factors.”

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended September 30, 2014:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)

July 1-31, 2014	-	$-	-	685,348
August 1-31, 2014	420,000	$23.68	-	265,348
September 1-30, 2014	70,000	$23.97	-	195,348
Total	490,000	$23.72	-	195,348

(1)	These amounts consist of purchases on the open market of our outstanding common stock in accordance with the Board of Directors resolution disclosed below.

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

November 6, 2014

Aqua America, Inc.
Registrant

/s/Nicholas DeBenedictis
Nicholas DeBenedictis
Chairman, President and
Chief Executive Officer

/s/David P. Smeltzer
David P. Smeltzer
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.53	First Amendment to Revolving Credit Agreement between Aqua America, Inc. and PNC Bank, National Association, Co Bank, ACB, and Huntingdon National Bank, dated as of January 31, 2013
10.54	Second Amendment to Revolving Credit Agreement between Aqua America, Inc. and PNC Bank, National Association, Co Bank, ACB, and Huntingdon National Bank, dated as of August 20, 2014
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document