Form 10-K
period 2014-12-31
AQUA AMERICA INC
filed 2015-02-27
CIK 78128

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes ☐No

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014:  $4,621,346,948

For purposes of determining this amount only, registrant has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of registrant, and (c) each shareholder that has informed registrant by June 30, 2014, that it has sole or shared voting power of 5% or more of the outstanding common stock of registrant.

The number of shares outstanding of the registrant's common stock as of February 12,  2015:    176,823,519

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of registrant's 2014 Annual Report to Shareholders for fiscal year ended December 31, 2014 have been incorporated by reference into Parts I and II of this Form 10-K.

(2)

Portions of the definitive Proxy Statement, relative to the May 8,  2015 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, have been incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, or incorporated by reference into this Form 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are made based upon, among other things, our current assumptions, expectations, plans, and beliefs concerning future events and their potential effect on us.  These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,”  “probably,”  “predictions,” “continue” or the negative of such terms or similar expressions.  Forward-looking statements in this Form 10-K, or incorporated by reference into this Form 10-K, include, but are not limited to, statements regarding:

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

•	the impact of decisions of governmental and regulatory bodies, including decisions to raise or lower rates;
•	the development of new services and technologies by us or our competitors;
•	the availability of qualified personnel;
•	the condition of our assets;
•	the impact of legal proceedings;
•	general economic conditions;
•	acquisition-related costs and synergies;
•	the sale of water and wastewater divisions;

•	the impact of federal and/or state tax policies and the regulatory treatment of the effects of those policies;
•	the amount of income tax deductions for qualifying utility asset improvements and the Internal Revenue Service’s ultimate acceptance of the deduction methodology; and
•

the forward-looking statements contained under the heading Forward-Looking Statements in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, and contained within such section, from the portion of our 2014 Annual Report to Shareholders incorporated by reference herein and made a part hereof.

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•	changes in general economic, business, credit and financial market conditions;
•	changes in governmental laws, regulations and policies, including those dealing with taxation, the environment, health and water quality, and public utility regulation;
•	changes to the rules or our assumptions underlying our determination of what qualifies for an income tax deduction for qualifying utility asset improvements;
•	the decisions of governmental and regulatory bodies, including decisions on rate increase requests;
•	our ability to file rate cases on a timely basis to minimize regulatory lag;
•	abnormal weather conditions, including those that result in water use restrictions;
•	changes in, or unanticipated, capital requirements;
•	changes in our credit rating or the market price of our common stock;
•	our ability to integrate businesses, technologies or services which we may acquire;
•	our ability to manage the expansion of our business;
•	our ability to treat and supply water or collect and treat wastewater;
•	the extent to which we are able to develop and market new and improved services;
•	the effect of the loss of major customers;
•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;
•	labor disputes;
•	increasing difficulties in obtaining insurance and increased cost of insurance;
•	cost overruns relating to improvements to, or the expansion of, our operations;
•	increases in the costs of goods and services;
•	civil disturbance or terroristic threats or acts;
•	the continuous and reliable operation of our information technology systems, including the impact of cyber security attacks or other cyber-related events;
•	changes in accounting pronouncements;
•	litigation and claims; and
•	changes in environmental conditions, including the effects of climate change.

Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements.  You should read this Form 10-K and the documents that we incorporate by reference into this Form 10-K completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect.  These forward-looking statements represent assumptions, expectations, plans, and beliefs only as of the date of this Form 10-K.  Except for our ongoing obligations to disclose certain information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future.  For further information or other factors which could affect our financial results and such forward-looking statements, see Risk Factors.   We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1.	Business

The Company

Aqua America, Inc. (referred to as “Aqua America”, the “Company”, “we”, or “us”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia.  Our largest operating subsidiary is Aqua Pennsylvania, Inc., which accounted for approximately 53% of our operating revenues and approximately 70% of our net income for 2014.   As  of December 31, 2014,  Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of people we serve.  Aqua Pennsylvania’s service territory is located in the suburban areas in counties north and west of the City of Philadelphia and in 26 other counties in Pennsylvania.  Our other regulated utility subsidiaries provide similar services in seven other states.  In addition, the Company’s non-regulated subsidiary, Aqua Resources Inc.,    provides liquid waste hauling and disposal;  water and wastewater service through operating and maintenance contracts with municipal authorities and other parties in close proximity to our utility companies’ service territories;  offers, through a third party, water and wastewater line repair service and protection solutions to households;  inspects, cleans and repairs storm and sanitary wastewater lines; installs and tests devices that prevent the contamination of potable water;  designs and builds water and wastewater systems;  and provides other non-regulated water and wastewater services.  Lastly, the Company’s non-regulated subsidiary, Aqua Infrastructure LLC, provides non-utility raw water supply services for firms in the natural gas drilling industry.

Aqua America, which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, formerly known as Philadelphia Suburban Water Company.  In the early 1990s we embarked on a growth through acquisition strategy focused on water and wastewater operations.  Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of American Water Works Company, Inc.’s regulated water and wastewater operations in Ohio in 2012.  Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and have extended our regulated operations from southeastern Pennsylvania to include our current regulated utility operations throughout Pennsylvania and in seven other states.

In December 2014, we completed the sale of our water utility system in southwest Allen County, Indiana to the City of Fort Wayne, Indiana.  The completion of this sale settled the dispute concerning the February 2008 acquisition, by eminent domain, by the City of Fort Wayne, of the northern portion of our water and wastewater utility systems.  Refer to Item 3 Legal Proceedings for further information on this sale.

Beginning in 2010, and substantially completed in 2013, we pursued a portfolio rationalization strategy to focus our operations in areas where we have critical mass and economic growth potential and to divest operations where limited customer growth opportunities exist or where we are unable to achieve favorable operating results or a return on equity that we consider acceptable.  In 2014, we sold our wastewater treatment facility in Georgia; in 2013, we sold our utility operations in Florida; in 2012, we sold our utility operations in New York and in Maine; in 2011, we sold our utility operations in Missouri;  and in 2010, we sold our utility operation in South Carolina.  In connection with the sale of our New York and Missouri utility operations to American Water, we acquired from them additional utility systems (and customers) in Ohio and Texas, two of the larger states in our portfolio.

The operating results, cash flows, and financial position of the Company’s water utility systems in Fort Wayne, Indiana, and Georgia, Florida, New York, and Maine subsidiaries have been presented in the Company’s consolidated financial statements as discontinued operations.

In 2011, one of our subsidiaries entered into a joint venture with a firm that operates natural gas pipelines and processing plants for the construction and operation of a private pipeline system to supply raw water to natural gas well drilling operations in Pennsylvania.  The operation of the private pipeline system commenced in the second quarter of 2012 and serves the raw water needs of firms in the natural gas drilling industry.

The following table reports our operating revenues from continuing operations by principal state for the Regulated segment and Other and eliminations for the year ended December 31, 2014:

	Operating Revenues (000's)	Operating Revenues (%)
Pennsylvania	$416,925	53.5%
Ohio	94,464	12.1%
Texas	68,259	8.8%
Illinois	50,419	6.5%
North Carolina	49,772	6.4%
Other states (1)	76,218	9.6%
Regulated segment total	756,057	96.9%
Other and eliminations	23,846	3.1%
Consolidated	$779,903	100.0%

(1)	Includes our operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

Information concerning revenues, net income, identifiable assets and related financial information for the Regulated segment and Other and eliminations for 2014, 2013, and 2012 is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 17 – Segment Information in the Notes to Consolidated Financial Statements from the portions of our 2014 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K, which is incorporated by reference herein.

The following table summarizes our operating revenues from continuing operations, by utility customer class, for the Regulated segment and Other and eliminations for the year ended December 31, 2014:

	Operating Revenues (000's)	Operating Revenues (%)
Residential water	$458,627	58.8%
Commercial water	122,795	15.7%
Fire protection	29,448	3.8%
Industrial water	27,369	3.5%
Other water	31,412	4.0%
Water	669,651	85.8%
Wastewater	76,472	9.8%
Other utility	9,934	1.3%
Regulated segment total	756,057	96.9%
Other and eliminations	23,846	3.1%
Consolidated	$779,903	100.0%

Our utility customer base is diversified among residential water, commercial water, fire protection, industrial water, other water, wastewater customers, and other utility customers (consisting of operating contracts that are closely associated with the utility operations).  Residential water and wastewater customers make up the largest component of our utility customer base, with these customers representing approximately 70% of our water and wastewater revenues.  Substantially all of our water customers are metered, which allows us to measure and bill for our customers’ water consumption.  Water consumption per customer is affected by local weather conditions during the year, especially during late spring, summer, and early fall.  In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases consumption.  Also, an increase in the average temperature generally causes an increase in water consumption.  On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and imposing water use restrictions in the affected areas, which could reduce water consumption.  See Water Utility Supplies, and Facilities and Wastewater Utility Facilities for a discussion of water use restrictions that may impact water consumption during abnormally dry weather.  The geographic diversity of our utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of our service territory.  Water usage is also affected by changing consumption patterns by our customers, resulting from such causes as increased water conservation and the installation of water saving devices and appliances that can result in decreased water usage.  It is estimated that in the event we experience a 0.50% decrease in residential water consumption it would result in a decrease in annual residential water revenue of approximately $2,000,000, and would likely be partially offset by a reduction in incremental water production expenses such as chemicals and power.

Our growth in revenues over the past five years is primarily a result of increases in water and wastewater rates and customer growth through our acquisition strategy.  See Economic Regulation for a discussion of water and wastewater rates.  The majority of the increase in our utility customer base has been due to customers added through acquisitions and other growth ventures (excluding dispositions) as shown below:

Year	Utility Customer Growth Rate
2014	1.3%
2013	1.3%
2012	7.2%
2011	1.0%
2010	1.0%

In 2014, our customer count, excluding dispositions, increased by 12,120 customers, primarily due to utility systems that we acquired and natural growth.  Overall, for the five-year period of 2010 through 2014, our utility customer base, adjusted to exclude customers associated with utility system dispositions, increased at an annual compound rate of 2.3%.

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

Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation.  According to the EPA’s most recent survey of wastewater treatment facilities (which includes both government-owned and privately-owned facilities) in 2008, there are approximately 15,000 such facilities in the nation serving approximately 74% of the U.S. population.  The remaining population represents individual homeowners with their own treatment facilities; for example, community on-lot disposal systems and septic tank systems.  The vast majority of wastewater facilities are government-owned rather than privately-owned.  The EPA’s survey also indicated that there are approximately 4,500 wastewater facilities in operation in the states where we operate regulated utilities.

Because of the fragmented nature of the water and wastewater utility industries, we believe there are many potential water and wastewater system acquisition candidates throughout the U.S.  We believe the factors driving consolidation of these systems are:

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

We are actively exploring opportunities to expand our utility operations through acquisitions or other growth ventures.  During the five-year period ended December 31, 2014, we expanded our utility operations by completing 82 acquisitions or other growth ventures.

We believe that acquisitions will continue to be an important source of customer growth for us.  We intend to continue to pursue acquisitions of government-owned and privately-owned water and wastewater systems that provide services in areas near our existing service territories or in new service areas.  We engage in continuing activities with respect to potential acquisitions, including calling on prospective sellers, performing analyses and investigations of acquisition candidates, making preliminary acquisition proposals, and negotiating the terms of potential acquisitions.  Further, we are also seeking other potential business opportunities, including partnering with public and private utilities to invest in water and wastewater infrastructure improvements, growing our non-regulated subsidiary, Aqua Resources, by acquiring businesses that provide water and wastewater management services, and growth opportunities provided by meeting the raw water needs the natural gas drilling industry.

Water Utility Supplies and Facilities and Wastewater Utility Facilities

Our water utility operations obtain their water supplies from surface water sources, underground aquifers, and water purchased from other water suppliers.  Our water supplies are primarily self-supplied and processed at twenty surface water treatment plants located in four states, and numerous well stations located in all of the states in which we conduct business.  Approximately 8% of our water supplies are provided through water purchased from other water suppliers.  It is our policy to obtain and maintain the permits necessary to obtain the water we distribute.

We believe that the capacities of our sources of supply, and our water treatment, pumping and distribution facilities, are generally sufficient to meet the present requirements of our customers under normal conditions.  We plan system improvements and additions to capacity in response to normal replacement and renewal needs, changing regulatory standards, changing patterns of consumption, and increased demand from customer growth.  The various state utility commissions have generally recognized the operating and capital costs associated with these improvements in setting water and wastewater rates.

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

We believe that our wastewater treatment facilities are generally adequate to meet the present requirements of our customers under normal conditions.   Additionally, we own several wastewater collection systems that convey the wastewater to a municipally-owned facility for treatment.  Changes in regulatory requirements can be reflected in revised permit limits and conditions when permits are renewed, typically on a five-year cycle, or when treatment capacity is expanded.  Capital improvements are planned and budgeted to meet normal replacement and renewal needs, anticipated changes in regulations, needs for increased capacity related to projected growth, and to reduce inflow and infiltration to collection systems.  The various state utility commissions have generally recognized the operating and capital costs associated with these improvements in setting wastewater rates for current and new customers.  It is our policy to obtain and maintain the permits necessary for the treatment of the wastewater that we return to the environment.

Economic Regulation

Most of our water and wastewater utility operations are subject to regulation by their respective state utility commissions, which have broad administrative power and authority to regulate billing rates, determine franchise areas and conditions of service, approve acquisitions and authorize the issuance of securities.  The utility commissions also establish uniform systems of accounts and approve the terms of contracts with affiliates and customers, business combinations with other utility systems, and loans and other financings.  The policies of the utility commissions often differ from state to state, and may change over time.  A small number of our operations are subject to rate regulation by county or city governments.  The profitability of our utility operations is influenced to a great extent by the timeliness and adequacy of rate allowances we are granted by the respective utility commissions or authorities in the various states in which we operate.

Accordingly, we maintain a rate case management capability, the objective of which is to provide that the tariffs of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations, capital expenditures, interest expense, taxes, energy, materials, and compliance with environmental regulations.  We file rate increase requests to recover and earn a fair return on the infrastructure investments that we make in improving or replacing our facilities and to recover expenses.  In the states in which we operate, we are primarily subject to economic regulation by the following state utility commissions:

State	Utility Commission
Pennsylvania	Pennsylvania Public Utility Commission
Ohio	The Public Utilities Commission of Ohio
Texas	Texas Public Utility Commission
Illinois	Illinois Commerce Commission
North Carolina	North Carolina Utilities Commission
New Jersey	New Jersey Board of Public Utilities
Indiana	Indiana Utility Regulatory Commission
Virginia	Virginia State Corporation Commission

Our water and wastewater operations are comprised of 53 rate divisions, each of which requires a separate rate filing for the evaluation of the cost of service, including the recovery of investments, in connection with the establishment of rates for that rate division.  When feasible and beneficial to our utility customers, we will seek approval from the applicable state regulatory commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base.  All of the states in which we operate permit us to file a revenue requirement for some form of consolidated rates for the rate divisions in that state.

In some regulatory jurisdictions, we may seek authorization to bill our utility customers in accordance with a rate filing that is pending before the respective regulatory commission.  Furthermore, some utility commissions authorize the use of expense deferrals and amortization in order to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request.  In these states the additional revenue billed and collected prior to the final regulatory commission ruling is subject to refund to customers based on the outcome of the ruling.  The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling.  If the request is denied completely or in part, we could be required to refund to customers some or all of the revenue billed to date, and write-off some or all of the deferred expenses.

Six states in which we operate water utilities, and five states in which we operate wastewater utilities, permit us to add a surcharge to water or wastewater bills to offset the additional depreciation and capital costs associated with capital expenditures related to replacing and rehabilitating infrastructure systems.  Without this surcharge,  a  water and wastewater utility absorbs all of the depreciation and capital costs of these projects between base rate increases.  The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag.  This surcharge is intended to substantially reduce regulatory lag, which often acted as a disincentive to water and wastewater utilities to rehabilitate their infrastructure.  In addition, our subsidiaries in some states use a surcharge or credit on their bills to reflect changes in costs, such as changes in state tax rates, other taxes and purchased water costs, until such time as the new cost levels are incorporated into base rates.

Currently, Pennsylvania, Illinois, Ohio, Indiana, New Jersey, and North Carolina allow for the use of an infrastructure rehabilitation surcharge.  On December 22, 2014, the North Carolina Utilities Commission granted the first infrastructure rehabilitation surcharge for Aqua North Carolina.  The Attorney General has filed an appeal to the State Supreme Court challenging the approval.  The infrastructure rehabilitation surcharge typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period, and is capped at a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  This surcharge provided revenues of $4,598,000 in 2014, $3,205,000 in 2013, and $15,911,000 in 2012.  The decrease from 2012 results from the effect of this surcharge being suspended, beginning in 2013, for Aqua Pennsylvania’s water customers as a result of the implementation of the income tax accounting change discussed below.

In December 2012, Aqua Pennsylvania adopted an income tax accounting change, implemented on Aqua America’s 2012 federal income tax return, which was filed in September 2013.  This accounting change allows a tax deduction for qualifying utility asset improvements that were formerly capitalized for tax purposes,  and was implemented in response to a June 2012 rate order issued by the Pennsylvania Public Utility Commission.  The Pennsylvania rate order provides for a reduction in current income tax expense as a result of the recognition of income tax benefits resulting from the accounting change.  This tax accounting change and its treatment under the Pennsylvania rate order financially offset the impact of the water infrastructure rehabilitation surcharge suspension.  During 2013 and 2014, we changed our tax accounting for qualifying utility system repairs in our regulated operating divisions outside of Pennsylvania.  These divisions currently do not employ a method of accounting that provides for a reduction in current income tax expense, and as such this change had no impact on our effective income tax rate.

In general, we believe that Aqua America and its subsidiaries have valid authority, free from unduly burdensome restrictions, to enable us to carry on our business as presently conducted in the franchised or contracted areas we now serve.  The rights to provide water or wastewater service to a particular franchised service territory are generally non-exclusive, although the applicable utility commissions usually allow only one regulated utility to provide service to a given area.  In some instances, another water utility provides service to a separate area within the same political subdivision served by one of our subsidiaries.  Therefore, as a regulated utility, there is little or no competition for the daily water and wastewater service we provide to our customers.  Water and wastewater utilities may compete for the acquisition of other water and wastewater utilities or for acquiring new customers in new service territories.  Competition for these acquisitions generally comes from nearby utilities, either investor-owned or municipal-owned, and sometimes from strategic or financial purchasers seeking to enter or expand in the water and wastewater industry.  We compete for new service territories and the acquisition of other utilities on the following bases:

•	economic value;
•	economies of scale;
•	our ability to provide quality water and wastewater service;
•	our existing infrastructure network;
•	our ability to perform infrastructure improvements;
•	our ability to comply with environmental, health, and safety regulations, our technical, regulatory, and operational expertise;
•	our ability to access capital markets; and
•	our cost of capital.

The addition of new service territories and the acquisition of other utilities by regulated utilities such as us are generally subject to review and approval by the applicable state utility commissions.

In a very few number of instances, in one of our southern states, where there are municipally-owned water or wastewater systems near our operating divisions, the municipally-owned system may either have water distribution or wastewater collection mains that are located adjacent to our division's mains or may construct new mains that parallel our mains.  In these circumstances, on occasion, the municipally-owned system may attempt to voluntarily offer service to customers who are connected to our mains, resulting in our mains becoming surplus or underutilized without compensation.

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

The price to be paid upon such an acquisition by the municipal government is usually determined in accordance with applicable law under eminent domain. In other instances, the price may be negotiated, fixed by appraisers selected by the parties or computed in accordance with a formula prescribed in the law of the state or in the particular franchise or charter.  We believe that our operating subsidiaries will be entitled to fair market value for any assets that are condemned, and we believe the fair market value will be in excess of the book value for such assets.

Despite the condemnation of our water utility systems in Fort Wayne, Indiana (as described under Item 3 Legal Proceedings), and the sales of selected systems, our primary strategy continues to be to acquire additional water and wastewater systems, to maintain our existing systems where there is a business or a strategic benefit, and to actively oppose unilateral efforts by municipal governments to acquire any of our operations, particularly for less than the fair market value of our operations or where the municipal government seeks to acquire more than it is entitled to under the applicable law or agreement.  On occasion, we may voluntarily agree to sell systems or portions of systems in order to help focus our efforts in areas where we have more critical mass and economies of scale or for other strategic reasons.

Environmental, Health and Safety Regulation

Provision of water and wastewater services is subject to regulation under the federal Safe Drinking Water Act, the Clean Water Act, and related state laws, and under federal and state regulations issued under these laws.  These laws and regulations establish criteria and standards for drinking water and for wastewater discharges.  In addition, we are subject to federal and state laws and other regulations relating to solid waste disposal, dam safety and other aspects of our operations.  Capital expenditures and operating costs required as a result of water quality standards and environmental requirements have been traditionally recognized by state utility commissions as appropriate for inclusion in establishing rates.

From time to time, Aqua America has acquired, and may acquire, systems that have environmental compliance issues.  Environmental compliance issues also arise in the course of normal operations or as a result of regulatory changes.  Aqua America attempts to align capital budgeting and expenditures to address these issues in due course.  We believe that the capital expenditures required to address outstanding compliance issues have been budgeted in our capital program and represent less  than 5% of our expected total capital expenditures over the next five years.  We are parties to agreements with regulatory agencies in Pennsylvania, Texas, Indiana, and Virginia under which we have committed to make improvements for environmental compliance.  These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection from fines, penalties and other actions while corrective measures are being implemented.  The capital improvements associated with the agreements in Indiana and Virginia have been substantially completed, and we expect those agreements to be closed out in 2015.  We are actively working directly with state environmental officials in Pennsylvania and Texas to implement or amend these agreements as necessary.

Safe Drinking Water Act - The Safe Drinking Water Act establishes criteria and procedures for the EPA to develop national quality standards for drinking water.  Regulations issued pursuant to the Safe Drinking Water Act set standards regarding the amount of microbial and chemical contaminants and radionuclides in drinking water.  Current requirements under the Safe Drinking Water Act are not expected to have a material impact on our business, financial condition, or results of operations as we have made and are making investments to meet existing water quality standards.  We may, in the future, be required to change our method of treating drinking water at some sources of supply and make additional capital investments if additional regulations become effective.

In order to remove or inactivate microbial organisms, rules were issued by the EPA to improve disinfection and filtration of potable water and to reduce consumers’ exposure to disinfectants and by-products of the disinfection process.  New compliance monitoring requirements went into effect in 2013 at our largest surface water treatment plants, and went into effect in 2014 at several other facilities.  Two capital projects were completed in 2013 at two systems acquired in 2012 in Ohio to maintain compliance under the new monitoring requirements.  One system in North Carolina, one in Ohio, and one in Texas were addressed in 2014, with operational changes and small capital investments.  An additional system in North Carolina and a system in Virginia will be addressed in 2015.  In aggregate, the costs of compliance with these requirements in all of our state operations are estimated at less than 1% of our planned capital program over the next five years.

A rule lowering the limit on arsenic in drinking water was promulgated in 2001 by the EPA and became effective in January 2006, with a provision for further time extensions for small water systems.   One system in Texas was equipped with treatment in 2009.  Construction was completed in 2010 for treatment of one well in Pennsylvania acquired in 2008.  Two wells acquired in 2011 in Texas had arsenic levels requiring treatment or replacement of the source.  One well was taken out of service, and treatment was installed in the other at a cost of approximately $180,000.  A system in Texas experienced a well failure in 2014, requiring the use of a backup well that has naturally occurring arsenic levels above the drinking water standard.  A new well will be drilled in 2015 to replace the well that failed for a cost of approximately $130,000.

The Safe Drinking Water Act provides for the regulation of radionuclides other than radon, such as radium and uranium, which are naturally occurring elements.   Revisions to the Radionuclides Rule changed the monitoring protocols and added a maximum contaminant level for uranium. Under the revised rule, a small number of our groundwater facilities exceeded one or more of the radionuclide standards and required treatment.  Treatment has been installed at all non-complying wells that remain in service and that had been identified as needing treatment in the initial round of testing.  Ongoing testing continues on quarterly, annual, 3-year, or 9-year cycles, as required by applicable regulations, and occasionally test results for an individual well will trigger requirements for public notification and/or treatment.   In 2014, treatment for radiologicals was installed at a total of seven locations in North Carolina, at a cost of approximately $300,000, and compliance is being met through the use of new or existing wells in Texas at three locations for approximately $350,000.  Approximately $1,174,000 is budgeted in 2015 for radiological compliance in North Carolina and Texas.  The future capital cost of compliance with radionuclide requirements over the next five years is expected to be less than 1% of our planned capital budget over that time.

Clean Water Act - The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams, and groundwater. It is our policy to obtain and maintain all required permits and approvals for the discharges from our water and wastewater facilities, and to comply with all conditions of those permits and other regulatory requirements.  A program is in place to monitor facilities for compliance with permitting, monitoring and reporting for wastewater discharges.  From time to time, discharge violations may occur which may result in fines.    These fines and penalties, if any, are not expected to have a material impact on our business, financial condition, or results of operations.  We are also parties to agreements with regulatory agencies in several states where we operate while improvements are being made to address wastewater discharge issues.  The required costs to comply with these agreements are included in our capital program and are expected to be less than 1% of our planned five-year capital budget.

Solid Waste Disposal - The handling and disposal of waste generated from water and wastewater treatment facilities is governed by federal and state laws and regulations.  A program is in place to monitor our facilities for compliance with regulatory requirements, and we are not aware of any significant environmental remediation costs necessary from our handling and disposal of waste material from our water and wastewater operations.  Capital expenditures representing less than 1% of our planned five-year capital budget have been included in our five-year capital budget related to the expansion and/or replacement of some of our current waste disposal facilities in Pennsylvania and Ohio for our large surface water treatment facilities in these states.

Dam Safety - Our subsidiaries own fifteen dams that are subject to the requirements of the federal and state regulations related to dam safety, which undergo regular inspections and an annual engineering inspection. We believe that all fifteen dams are structurally sound and well-maintained.

We performed studies of our dams that identified two dams in Pennsylvania and two dams in Ohio requiring capital improvements resulting from the adoption by state regulatory agencies of revised formulas for calculating the magnitude of a possible maximum flood event.  The most significant capital improvement remaining to be performed is on one dam in Pennsylvania at a total estimated cost of $15,000,000.  Design for this dam commenced in 2013 and construction is expected to be completed in 2018.  Expenditures in the aggregate for all four dams during the five-year period from 2015 to 2019 are expected to represent approximately 1.0% of our planned capital program.  We continue to study alternatives for these remaining dams which might change the cost estimates and timetables for these capital improvements.

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

Security

We maintain security measures at our facilities, and collaborate with federal, state and local authorities and industry trade associations regarding information on possible threats and security measures for water and wastewater utility operations.  The costs incurred are expected to be recoverable in water and wastewater rates and are not expected to have a material impact on our business, financial condition, or results of operations.

Employee Relations

As of December 31, 2014, we employed a total of 1,617 full-time employees.  Our subsidiaries are parties to 14 labor agreements with labor unions covering 518 employees.  The labor agreements expire at various times between April 2015 and January 2019.

Available Information

We file annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”).  You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.  You may also obtain our SEC filings from the SEC’s web site at www.sec.gov.

Our internet web site address is www.aquaamerica.com.  We make available free of charge through our web site’s Investor Relations page all of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information.  These reports and information are available as soon as reasonably practicable after such material is electronically filed with the SEC.

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

In addition to the other information included or incorporated by reference in this Form 10-K, the following factors should be considered in evaluating our business and future prospects.  Any of the following risks, either alone or taken together, could materially harm our business, financial condition, and results of operations.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our business, financial condition, and results of operations could be materially harmed.

The rates we charge our customers are subject to regulation.  If we are unable to obtain government approval of our requests for rate increases or if approved rate increases are untimely or inadequate to recover and earn a return on our capital investments, to recover expenses or taxes, or to take into account changes in water usage, our profitability may suffer.

The rates we charge our customers are subject to approval by utility commissions in the states in which we operate.  We file rate increase requests, from time to time, to recover our investments in utility plant and expenses.  Our ability to maintain and meet our financial objectives is dependent upon the recovery of, and return on, our capital investments and expenses through the rates we charge our customers.  Once a rate increase petition is filed with a utility commission, the ensuing administrative and hearing process may be lengthy and costly, and our costs may not always be fully recoverable.  The timing of our rate increase requests are therefore partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase.   In addition, the amount or frequency of rate increases may be decreased or lengthened as a result of many factors including changes in regulatory oversight in the states in which we operate water and wastewater utilities and income tax laws regarding tax-basis depreciation as it applies to our capital expenditures or qualifying utility asset improvements.  We can provide no assurances that any future rate increase request will be approved by the appropriate utility commission; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner.

In some jurisdictions, we may seek authorization to bill our utility customers in accordance with a rate filing that is pending before the respective regulatory commission.  Furthermore, some utility commissions authorize the use of expense deferrals and amortization in order to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request. The additional revenue billed and collected prior to the final ruling is subject to refund to customers based on the outcome of the ruling.  The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling.  If the request is denied completely or in part, we could be required to refund to customers some or all of the revenue billed to date, and write-off some or all of the deferred expenses.

Our business requires significant capital expenditures that are partially dependent on our ability to secure appropriate funding.  Disruptions in the capital markets may limit our access to capital.  If we are unable to obtain sufficient capital, or if the cost of borrowing increases, it may harm our business, financial condition, results of operations, and our ability to pay dividends.

Our business is capital intensive. In addition to the capital required to fund customer growth through our acquisition strategy, on an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment.  We obtain funds for our capital expenditures from operations, contributions and advances by developers and others, debt issuances, and equity issuances. We have paid common dividends consecutively for 70 years and our Board of Directors recognizes the value that our common shareholders place on both our historical payment record and on our future dividend payments.  Our ability to maintain and meet our financial objectives is dependent upon the availability of adequate capital, and we may not be able to access the capital markets on favorable terms or at all.  If in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would have to seek alternative financing sources; however, there can be no assurance that these alternative financing sources would be available on terms acceptable to us.  In the event we are unable to obtain sufficient capital, we may need to take steps to conserve cash by reducing our capital expenditures or dividend payments and our ability to pursue acquisitions may be limited.   The reduction in capital expenditures may result in reduced potential earnings growth, affect our ability to meet environmental laws and regulations, and limit our ability to improve or expand our utility systems to the level we believe appropriate. There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction and maintenance.  In addition, delays in completing major capital projects could delay the recovery of the capital expenditures associated with such projects through rates.  If the cost of borrowing increases, we might not be able to recover increases in our cost of capital through rates.  The inability to recover higher borrowing costs through rates, or the regulatory lag associated with the time that it takes to begin recovery, may harm our business, financial condition, and results of operations.

Our inability to comply with debt covenants under our credit facilities could result in prepayment obligations.

We are obligated to comply with debt covenants under some of our loan and debt agreements.  Failure to comply with covenants under our credit facilities could result in an event of default, which if not cured or waived, could result in us being required to repay or finance these borrowings before their due date, limit future borrowings, cause us to default on other obligations, and increase borrowing costs.  If we are forced to repay or refinance (on less favorable terms) these borrowings, our business, financial condition, and results of operations could be harmed by reduced access to capital and increased costs and rates.

General economic conditions may affect our financial condition and results of operations.

A general economic downturn may lead to a number of impacts on our business and may affect our financial condition and results of operations.  Such impacts may include:

•	a reduction in discretionary and recreational water use by our residential water customers, particularly during the summer months when such discretionary usage is normally at its highest;
•	a decline in usage by industrial and commercial customers as a result of decreased business activity;
•	an increased incidence of customers’ inability to pay or delays in paying their utility bills, or an increase in customer bankruptcies, which may lead to higher bad debt expense and reduced cash flow;
•	a lower natural customer growth rate due to a decline in new housing starts; and
•	a decline in the number of active customers due to housing vacancies.

General economic turmoil may also lead to an investment market downturn, which may result in our pension plan’s asset market values suffering a decline and significant volatility.  A decline in our pension plan’s asset market values could increase our required cash contributions to the plan and pension expense in subsequent years.

Contamination of our water supply may result in disruption in our services, additional costs and litigation which could harm our business, financial condition, and results of operations.

Our water supplies, including water provided to our customers, are subject to possible contamination, including from:

•	naturally occurring compounds or man-made substances;
•	chemicals;
•	pharmaceuticals and personal care products; and
•	possible deliberate or terrorist attacks.

Depending on the nature of the water contamination, we may have to interrupt the use of that water supply until we are able to substitute, where feasible, the flow of water from an uncontaminated water source, including if practicable, the purchase of water from other suppliers, or continue the water supply under restrictions on use for drinking or broader restrictions against all use except for basic sanitation and essential fire protection.  We may incur significant costs, including, but not limited to, costs for water quality testing and monitoring, treatment of the contaminated source through modification of our current treatment facilities or development of new treatment methods, or the purchase of alternative water supplies.  In addition, the costs we incur to decontaminate a water source or our water distribution system, and dispose of waste, could also be significant.  The costs resulting from the contamination may not be recoverable in rates, or may not be recoverable in a timely manner.  If we are unable to adequately treat the contaminated water supply, or substitute a  water supply from an uncontaminated water source in a timely or cost‑effective manner, there may be an adverse effect on our business, financial condition, and results of operations.  We could also be subject to:

•	claims for consequences arising out of human exposure to contamination and/or hazardous substances in our water supplies, including toxic torts;
•	claims for other environmental damage;
•	claims for customers’ business interruption as a result of an interruption in water service;
•	claims for breach of contract;
•	criminal enforcement actions; or
•	other claims.

We may incur costs to defend our position and/or incur reputational damage even if we are not liable for consequences arising out of human exposure to contamination and/or hazardous substances in our water supplies or other environmental damage.  Our insurance policies may not be sufficient to cover the costs of these claims, and losses incurred may make it difficult for us to secure insurance in the future at acceptable rates.  Such claims or actions could harm our business, financial condition, and results of operations.

Our facilities could be the target of a possible terrorist or other deliberate attack which could harm our business, financial condition and results of operations.

In addition to the potential contamination of our water supply as described in a separate risk factor herein, we maintain security measures at our facilities and have heightened employee and public safety official awareness of potential threats to our water systems.  We have and will continue to bear increases in costs for security precautions to protect our facilities, operations, and supplies, most of which have been recoverable under state regulatory policies.  While the costs of increases in security, including capital expenditures, may be significant, we expect these costs to continue to be recoverable in water and wastewater rates.  Despite our security measures, we may not be in a position to control the outcome of terrorist events, or other attacks on our water systems, should they occur.  Such an event could harm our business, financial condition, results of operations.

The failure of, or the requirement to repair, upgrade or dismantle, any of our dams or reservoirs may harm our business, financial condition, and results of operations.

Several of our water systems include impounding dams and reservoirs of various sizes.  Although we believe our dams are structurally sound and well-maintained, the failure of a dam could result in significant downstream damage and could result in claims for property damage or for injuries or fatalities.  We periodically inspect our dams and purchase liability insurance to cover such risks, but depending on the nature of the downstream damage and cause of the failure, the policy limits of insurance coverage may not be sufficient, and losses incurred may make it difficult for us to secure insurance in the future at acceptable rates.  A dam failure could also result in damage to, or disruption of, our water treatment and pumping facilities that are often located downstream from our dams and reservoirs.  Significant damage to these facilities, or a significant decline in the storage of the raw water impoundment, could affect our ability to provide water to our customers until the facilities and a sufficient raw water impoundment can be restored.  The estimated costs to maintain our dams are included in our capital budget projections and, although such costs to date have been recoverable in rates, there can be no assurance that rate increases will be granted in a timely or sufficient manner to recover such costs in the future, if at all.

Any failure of our water and wastewater treatment plants, network of water and wastewater pipes, or water reservoirs could result in damages that may harm our business, financial condition, and results of operations.

Our operating subsidiaries treat water and wastewater, distribute water and collect wastewater through an extensive network of pipes, and store water in reservoirs.  A failure of a  major treatment plant, pipe, or reservoir could result in claims for injuries or property damage.  The failure of a  major treatment plant, pipe, or reservoir may also result in the need to shut down some facilities or parts of our network in order to conduct repairs.  Such failures and shutdowns may limit our ability to supply water in sufficient quality and quantities to our customers or collect and treat wastewater in accordance with standards prescribed by governmental regulators, including state utility commissions, and may harm our business, financial condition, and results of operations.  Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

We are increasingly dependent on the continuous and reliable operation of our information technology systems, and a disruption of these systems, resulting from cyber security attacks or other cyber-related events, could harm our business.

We rely on our information technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our treatment, storage and pumping facilities.  In addition, we rely on our systems to track our utility assets and to manage maintenance and construction projects, materials and supplies, and our human resource functions.  A loss of these systems, or major problems with the operation of these systems, could harm our business, financial condition, and results of operations.  Our information technology systems may be vulnerable to damage or interruption from the following types of cyber security attacks or other cyber-related events:

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

Although we do not believe that our systems are at a materially greater risk of cyber security attacks than other similar organizations, our information technology systems may be vulnerable to damage or interruption from the types of cyber security attacks or other events listed above or other similar actions, and such incidents may go undetected for a period of time.  Such cyber security attacks or other events may result in:

•	the loss or compromise of customer, financial, employee, or operational data;
•	disruption of billing, collections or normal field service activities;
•	disruption of electronic monitoring and control of operational systems; and
•	delays in financial reporting and other normal management functions.

Possible impacts associated with a cyber security attack or other events may include:   remediation costs related to lost, stolen, or compromised data; repairs to data processing systems; increased cyber security protection costs; adverse effects on our compliance with regulatory and environmental laws and regulation, including standards for drinking water; litigation; and reputational damage.  We maintain insurance to help defray costs associated with cyber security attacks or other events, but we cannot provide assurance that such insurance will provide coverage for any particular type of incident or event or that such insurance will be adequate, and losses incurred may make it difficult for us to secure insurance in the future at acceptable rates.

Our business is impacted by weather conditions and is subject to seasonal fluctuations, which could harm demand for our water service and our revenues and earnings.

Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems, and other outside water use.  Throughout the year, and particularly during typically warmer months, demand will vary with temperature, rainfall levels and rainfall frequency.  In the event that temperatures during the typically warmer months are cooler than normal, if there is more rainfall than normal, or rainfall is more frequent than normal, the demand for our water may decrease and harm our business, financial condition, and results of operations.

Decreased residential customer water consumption as a result of water conservation efforts may harm demand for our water service and may reduce our revenues and earnings.

We believe there has been a  general decline in water usage per residential customer as a result of an increase in conservation awareness, and the impact of an increased use of more efficient plumbing fixtures and appliances.  These gradual, long-term changes are normally taken into account by the utility commissions in setting rates, whereas short-term changes in water usage, if significant, may not be fully reflected in the rates we charge.  We are dependent upon the revenue generated from rates charged to our residential customers for the volume of water used.  If we are unable to obtain future rate increases to offset decreased residential customer water consumption to cover our investments, expenses, and return for which we initially sought the rate increase, our business, financial condition, and results of operations may be harmed.

Drought conditions and government imposed water use restrictions may impact our ability to serve our current and future customers, and may impact our customers' use of our water, which may harm our business, financial condition, and results of operations.

We depend on an adequate water supply to meet the present and future demands of our customers.  Drought conditions could interfere with our sources of water supply and could harm our ability to supply water in sufficient quantities to our existing and future customers.  An interruption in our water supply could harm our business, financial condition, and results of operations.  Moreover, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water supplies are sufficient to serve our customers during these drought conditions, which may harm our business, financial condition, and results of operations.

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

Some or all of these items could harm our business and our ability to finance our business and to comply with regulatory requirements.  The businesses we acquire in the future may not achieve sales and profitability that would justify our investment, and any difficulties we encounter in the integration process, including in the integration of processes necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and harm our internal controls.

We compete with governmental entities, other regulated utilities, and strategic and financial buyers, for acquisition opportunities.  As consolidation becomes more prevalent in the water and wastewater industries and competition for acquisitions increases, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions.  In addition, our competitors may impede our growth by purchasing water utilities near our existing operations, thereby preventing us from acquiring them.  Competing governmental entities, utilities, environmental or social activist groups, and strategic and financial buyers have challenged, and may in the future challenge, our efforts to acquire new companies and/or service territories.  Our growth could be hindered if we are not able to compete effectively for new companies and/or service territories with other companies or strategic and financial buyers that have lower costs of operations or that can submit more attractive bids. Any of these risks may harm our business, financial condition, and results of operations.

We employ a portfolio rationalization strategy to focus our operations in areas where we have critical mass and economic growth potential and to divest operations where limited customer growth opportunities exist or where we are unable to achieve favorable operating results or a return on equity that we consider acceptable.   Dispositions we decide to undertake may involve risks which could harm our business, operating results, and financial condition.

In the event we determine a division, utility system or business should be sold, we may be unable to reach terms that are agreeable to us or be able to find a suitable buyer.  If the business is part of our regulated operations, we may face additional challenges in obtaining regulatory approval for the disposition, and the regulatory approval obtained may include restrictive conditions.  We may be required to continue to hold or assume residual liabilities with respect to the business sold.  The negotiation of potential dispositions as well as the efforts to divest the acquired business could require us to incur significant costs and cause diversion of our management’s time and resources.  Any of these risks may harm our business, financial condition, and results of operations.

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

The price to be paid upon such an acquisition by the municipal government is usually determined in accordance with applicable law under eminent domain.  In other instances, the price may be negotiated, fixed by appraisers selected by the parties or computed in accordance with a formula prescribed in the law of the state or in the particular franchise or charter.  We believe that our operating subsidiaries will be entitled to receive fair market value for any assets that are condemned.   However, there is no assurance that the fair market value received for assets condemned will be in excess of book value.

In a very few number of instances, in one of our southern states where there are municipally-owned water or wastewater systems near our operating divisions, the municipally-owned system may either have water distribution or wastewater collection mains that are located adjacent to our division's mains or may construct new mains that parallel our mains.  In these circumstances, on occasion, the municipally-owned system may attempt to voluntarily offer service to customers who are connected to our mains, resulting in our mains becoming surplus or underutilized without compensation.

The final determination of our income tax liability may be materially different from our income tax provision.

Significant judgment is required in determining our provision for income taxes.  Our calculation of the provision for income taxes is subject to our interpretation of applicable business tax laws in the jurisdictions in which we file.  In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities.  In December 2012, Aqua Pennsylvania changed its tax method of accounting to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for tax purposes.  Subsequently, the Company’s other regulated subsidiaries similarly changed their tax method of accounting.  Our determination of what qualifies as a capital cost versus a tax deduction for utility asset improvements is subject to subsequent adjustment and may impact the income tax benefits that have been recognized.  Although we believe our income tax estimates, including any tax reserves for uncertain tax positions or valuation allowances on deferred tax assets are appropriate, there is no assurance that the final determination of our income tax liability will not be materially different; either higher or lower, from what is reflected in our income tax provision.  In the event we are assessed additional income taxes, our business, financial condition, and results of operations could be harmed.

Federal and state environmental laws and regulations impose substantial compliance requirements on our operations.  Our operating costs could be significantly increased in order to comply with new or stricter regulatory standards imposed by federal and state environmental agencies.

Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act and similar state laws, and federal and state regulations issued under these laws by the EPA and state environmental regulatory agencies.  These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the U.S..  Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations.  We cannot assure you that we will be at all times in total compliance with these laws, regulations and permits.  If we fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators and such noncompliance could result in civil suits.  Environmental laws and regulations are complex and change frequently.  These laws, and the enforcement thereof, have tended to become more stringent over time.  While we have budgeted for future capital and operating expenditures to comply with these laws and our permits, it is possible that new or stricter standards could be imposed that will require additional capital expenditures or raise our operating costs.  Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs.  In summary, we cannot assure you that our costs of complying with, current and future environmental and health and safety laws will not harm our business, financial condition, and results of operations.

Federal and state environmental laws, regulatory initiatives relating to hydraulic fracturing, and volatility in natural gas prices, could result in reduced demand for raw water utilized in hydraulic fracturing and harm our joint venture business, financial condition, or results of operations.

We have invested in a joint venture for the construction and operation of a private pipeline system to supply raw water to natural gas drilling operations for hydraulic fracturing.  Hydraulic fracturing involves the injection under pressure of water, along with other materials such as sand, into rock formations to stimulate natural gas production.  In general, the environmental community has taken an interest in monitoring and understanding the potential environmental impact of hydraulic fracturing.  Although hydraulic fracturing is currently regulated, in the event the use of hydraulic fracturing is further limited through regulation, our investment in the raw water pipeline may be harmed in the event that demand for raw water is reduced.

Historically, natural gas prices have been volatile, and are likely to continue to be volatile.  A decrease in demand for natural gas, due to price volatility, could result in reduced demand for raw water utilized in hydraulic fracturing.  In the event hydraulic fracturing is limited, due to a reduction in demand for natural gas, our investment in the raw water pipeline may be harmed in the event that demand for raw water is reduced.

Wastewater operations entail significant risks and may impose significant costs.

Wastewater collection and treatment and septage pumping and sludge hauling involve various unique risks.  If collection or treatment systems fail or do not operate properly, or if there is a spill, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing various damages and injuries, including environmental damage.   These risks are most acute during periods of substantial rainfall or flooding, which are the main causes of wastewater overflow and system failure.  Liabilities resulting from such damages and injuries could harm our business, financial condition, and results of operations.

Work stoppages and other labor relations matters could harm our operating results.

Approximately 35% of our workforce is unionized under 14 labor contracts with labor unions, which expire over several years.  In light of rising costs for healthcare and retirement benefits, contract negotiations in the future may be difficult.  We are subject to a risk of work stoppages and other labor actions as we negotiate with the unions to address these issues, which could harm our business, financial condition, and results of operations.    We cannot assure you that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.

Significant or prolonged disruptions in the supply of important goods or services from third parties could harm our business, financial condition, and results of operations.

We are dependent on a continuing flow of important goods and services from suppliers for our water and wastewater businesses.  A disruption or prolonged delays in obtaining important supplies or services, such as maintenance services, purchased water, chemicals, water pipe, valves, hydrants, electricity, or other materials, could harm our water or wastewater services and our ability to operate in compliance with all regulatory requirements, which could harm our business, financial condition, and results of operations.  In some circumstances, we rely on third parties to provide important services (such as customer bill print and mail activities or utility service operations in some of our divisions) and a disruption in these services could harm our business, financial condition, and results of operations.    Some possible reasons for a delay or disruption in the supply of important goods and services include:

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

As a result of any of these factors, we may be required to find alternative suppliers for the materials and services on which we rely.  Accordingly, we may experience delays in obtaining appropriate materials and services on a timely basis and in sufficient quantities from such alternative suppliers at a reasonable price, which could interrupt services to our customers and harm our business, financial condition, and results of operations.

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

Climate change is receiving ever increasing attention worldwide.  Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases  (“GHG”), including carbon dioxide.  Climate change laws and regulations enacted and proposed limit GHG emissions from covered entities, and require additional monitoring/reporting.  At this time, the existing GHG laws and regulations are not expected to materially harm the Company’s operations or capital expenditures.  However, because of the uncertainty of future climate change regulatory requirements, we cannot predict the potential impact of future laws and regulations on our business, financial condition, or results of operations.  Although these future expenditures and costs for regulatory compliance may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs.

Some scientific experts are predicting a worsening of weather volatility in the future, possibly created by the climate change greenhouse gases.  Changing severe weather patterns could require additional expenditures to reduce the risk associated with any increasing storm, flood and drought occurrences.

The issue of climate change is receiving ever increasing attention worldwide.  Many climate change predictions, if true, present several potential challenges to water and wastewater utilities, such as:  increased frequency and duration of droughts, increased precipitation and flooding, potential degradation of water quality, and changes in demand for services.  We maintain an ongoing facility planning process, and this planning or the enactment of new standards may result in the need for additional capital expenditures or raise our operating costs.  Because of the uncertainty of weather volatility related to climate change, we cannot predict its potential impact on our business, financial condition, or results of operations.  Although any potential expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs.  We cannot assure you that our costs of complying with any climate change weather related measures will not harm our business, financial condition, or results of operations.

Item 1B	Unresolved Staff Comments

None

Item 2.	Properties

Our properties consist of water transmission and distribution mains and wastewater collection pipelines, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, pipes, dams, reservoirs, buildings, vehicles, land, easements, rights-of-way, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water and the collection and treatment of wastewater.   Substantially all of our treatment, storage, and distribution properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of mortgage or indentures.  These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries.  For some properties that we acquired through the exercise of the power of eminent domain and other properties we purchased, we hold title for water supply purposes only.  We own, operate and maintain over eleven thousand miles of transmission and distribution mains, 20 surface water treatment plants, many well treatment stations, and 181 wastewater treatment plants.  A  small portion of the properties are leased under long-term leases.

The following table indicates for our continuing operations our net property, plant and equipment, in thousands of dollars, as of December 31, 2014 in the principal states where we operate:

	Net Property, Plant and Equipment
Pennsylvania	$2,788,545	63.3%
Ohio	387,580	8.8%
Illinois	305,909	6.9%
North Carolina	283,108	6.4%
Texas	250,717	5.7%
Other (1)	386,131	8.9%
Consolidated	$4,401,990	100.0%

(1)	Consists primarily of our operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

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

There are various legal proceedings in which we are involved.  Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings, other than as set forth below, to which we or any of our subsidiaries is a party or to which any of our properties is the subject that we believe are material or are expected to materially harm our business,  operating results or financial condition.

For any legal proceedings which were concluded during the first nine months of 2014, refer to our respective 2014 Form 10-Q filings for disclosure of the conclusion of these legal proceedings.

The City of Fort Wayne, Indiana (the “City”) authorized the acquisition by eminent domain of the northern portion of the utility system of one of our operating subsidiaries in Indiana (the “Northern Assets”).  In January 2008, we reached a settlement with the City to transition the Northern Assets in February 2008 upon receipt of the City’s initial valuation payment of $16,910,500.  The settlement agreement specifically stated that the final valuation of the Northern Assets will be determined through a continuation of the legal proceedings that were filed challenging the City’s valuation.  On February 12, 2008, we turned over the Northern Assets to the City upon receipt of the initial valuation payment.  The proceeds received by the Company were in excess of the book value of the assets relinquished.

In addition, in December 2012, the Fort Wayne City Council considered an ordinance that sought to declare it a “public convenience and necessity” to acquire certain of our water utility system assets located in the southwest section of the City and in Allen County (the “Southern Assets”) and, if negotiations with Fort Wayne officials were to fail, to condemn the Southern Assets.  The parties negotiated an acquisition agreement that was approved by the City on May 13, 2014.  The acquisition agreement settles both the acquisition of the Southern Assets and the dispute concerning the Northern Assets.  The acquisition agreement established an aggregate purchase price of $67,011,000 for the Southern and Northern Assets.  The City has already paid Aqua Indiana $16,910,500 for the Northern Assets.  On October 22, 2014, the

Indiana Utility Regulatory Commission approved the transaction.  The transaction closed in the fourth quarter of 2014, and we recognized a gain on sale of $29,211,000 ($17,611,000 after-tax).    As a result of this transaction, we expanded our wastewater customer base by accepting new wastewater flows from the City.

In January 2014, the Company’s subsidiary in Texas was notified by the Hays Trinity Groundwater Conservation District of alleged violations of its rules with potential fines totaling $227,031 for four of our water systems in which the unaccounted for water is alleged to exceed a certain level of the groundwater withdrawn from the district in 2013.  The Company reached an agreement on the alleged violations in October 2014, which resulted in various corrections to the District’s initial allegations, no fines or penalties, an agreement for the Company to invest capital in its water mains in an amount under $100,000, and an approximate $12,000 payment to support and promote water conservation education and awareness.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Stock, Related Stockholder Matters and Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the ticker symbol WTR.  As of February 12,  2015, there were approximately 25,749 holders of record of our common stock.

The following table shows the high and low intraday sales prices for our common stock as reported on the New York Stock Exchange composite transactions reporting system and the cash dividends paid per share for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2014
Dividend paid per common share	$0.152	$0.152	$0.165	$0.165	$0.634
Dividend declared per common share	0.152	0.152	0.165	0.165	0.634
Price range of common stock
- high	25.56	26.27	26.29	28.22	28.22
- low	22.40	24.25	23.12	23.26	22.40

2013
Dividend paid per common share	$0.140	$0.140	$0.152	$0.152	$0.584
Dividend declared per common share	0.140	0.292	-	0.152	0.584
Price range of common stock
- high	25.17	26.62	28.12	25.78	28.12
- low	20.61	23.52	24.01	22.69	20.61

We have paid common dividends consecutively for 70 years.  Effective August 5,  2014, our Board of Directors authorized an increase of 8.6% in the September 1, 2014 quarterly dividend over the dividend Aqua America paid in the previous quarter.  As a result of this authorization, beginning with the dividend payment in September 2014, the annualized dividend rate increased to $0.66 per share.  This is the 24th dividend increase in the past 23 years and the 16th consecutive year that we have increased our dividend in excess of five percent.  We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1, and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.  During the past five years, our common dividends paid have averaged 51.9% of net income attributable to common shareholders.

The following table summarizes the Company’s purchases of its common stock for the quarter ending December 31, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs (2)
October 1-31, 2014	71,457	$23.71	70,000	125,348
November 1-30, 2014	3,356	$26.46	-	125,348
December 1-31, 2014	-	$-	-	1,125,348
Total	74,813	$23.84	70,000	1,125,348

(1)

These amounts consist of 4,813 shares we purchased from our employees who elected to pay the exercise price of their stock options, upon exercise, by delivering to us shares of Aqua America common stock in accordance with the terms of our equity compensation plans that were previously approved by our shareholders and disclosed in our proxy statements.  This feature of our equity compensation plan is available to all employees who receive option grants under the plan.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

(2)

On October 4, 2013, our Board of Directors approved a resolution authorizing the purchase of up to 685,348 shares.  This authorization renewed the number of shares that had remained, when affected for stock splits, from an existing buy-back authorization from 1997.  As of December 31, 2014, 125,348 shares remain available for purchase under this program.  The program has no fixed expiration date.    In December 2014, our Board of Directors authorized a share buyback program of up to 1,000,000 shares to minimize share dilution through timely and orderly share repurchases.  This program expires on the earliest of December 31, 2015 or when all authorized repurchases have been made.

Item 6.	Selected Financial Data

The information appearing in the section captioned Summary of Selected Financial Data from the portions of our 2014 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information appearing in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations from the portions of our 2014 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices.  The exposure to changes in interest rates is a result of financings through the issuance of fixed rate long-term debt.  Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates, and short-term debt, which is at floating interest rates.  As of December 31, 2014, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for long-term debt are as follows:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$58,615	$35,903	$103,092	$54,051	$94,797	$1,200,812	$1,547,270	$1,622,424
Variable rate	-	-	72,000	-	-	-	72,000	72,000
Total	$58,615	$35,903	$175,092	$54,051	$94,797	$1,200,812	$1,619,270	$1,694,424
Weighted average interest rate*	5.21%	4.82%	2.43%	6.33%	4.93%	4.84%	4.85%

*Weighted average interest rate of 2017 long-term debt maturity is as follows:  fixed rate debt of 3.58% and variable rate debt of 0.78%.

From time to time, we make investments in marketable equity securities.  As a result, we are exposed to the risk of changes in equity prices for the “available-for-sale” marketable equity securities.  As of December 31, 2014,  the carrying value of these investments, which reflects market value, in thousands of dollars, was $170.

Item 8.	Financial Statements and Supplementary Data

Information appearing under the captions Consolidated Statements of Net Income,  Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Capitalization, Consolidated Statements of Equity and Notes to Consolidated Financial Statements from the portions of our 2014 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.  Also, the information appearing in the sections captioned Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm from the portions of our 2014 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

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

(b) Management’s Report on Internal Control Over Financial Reporting – The information appearing in the section captioned Management’s Report on Internal Control Over Financial Reporting from the portions of our 2014 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

(c) Attestation Report of the Registered Public Accounting Firm  – The Attestation Report of our Independent Registered Public Accounting Firm as to our internal control over financial reporting, contained in our 2014 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K, is incorporated by reference herein.  With the exception of the aforementioned information and the information incorporated by reference in Items 6, 7, and 8, the 2014 Annual Report to Shareholders is not to be deemed filed as part of the Annual Report on Form 10-K.

(d)  Changes in Internal Control Over Financial Reporting – No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing in the sections captioned Information Regarding Nominees and Directors,  Corporate Governance – Code of Ethics, – Board and Board Committees, and Section 16(a) Beneficial Ownership Reporting Compliance of the definitive Proxy Statement relating to our May 8, 2015, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

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

Name	Age	Position with Aqua America (1)
Nicholas DeBenedictis	69

Chairman, President and Chief Executive Officer (May 1993 to present); President and Chief Executive Officer (July 1992 to May 1993); Chairman and Chief Executive Officer, Aqua Pennsylvania (July 1992 to present); President, Philadelphia Suburban Water Company (February 1995 to January 1999) (2)

David P. Smeltzer	56

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

Christopher H. Franklin	50

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

Karl M. Kyriss	64

Executive Vice President and President, Aqua Capital Ventures (January 2012 to present); Regional President – Northeastern Operations (January 2010 to January 2012); Regional President, Aqua Mid-Atlantic Operations (February 2007 to January 2010); President - Aqua Pennsylvania (March 2003 to January 2012) and President, Mid-Atlantic Operations (May 2005 to February 2007) (5)

Christopher P. Luning	47

Senior Vice President, General Counsel, and Secretary (April 2012 to present); Vice President Corporate Development and Corporate Counsel (June 2008 to April 2012); Vice President and Deputy General Counsel (May 2005 to June 2008); Assistant General Counsel (March 2003 to May 2005)

William C. Ross	69

Senior Vice President, Engineering and Environmental Affairs (January 2012 to present); Vice President, Engineering and Environmental Affairs (February 2001 to January 2012); Senior Manager Planning and Engineering Philadelphia Suburban Water Company (February 1998 to February 2001)

Robert A. Rubin	52

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

The information appearing in the sections captioned Executive Compensation and Director Compensation of the definitive Proxy Statement relating to our May 8,  2015, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Stock  - The information appearing in the section captioned Ownership of Common Stock of the Proxy Statement relating to our May 8,  2015, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Securities Authorized for Issuance under Equity Compensation Plans - The following table provides information for our equity compensation plans as of December 31, 2014:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,801,701 (1)	$ 17.06 (2)	4,415,658
Equity compensation plans not approved by security holders	0	0	0
Total	1,801,701	$ 17.06	4,415,658

(1)

Consists of 1,084,992 shares issuable upon exercise of outstanding options, 582,644 shares issuable upon conversion of outstanding performance share units, and 134,065 shares issuable upon conversion of outstanding restricted share units.

(2)	Calculated only based upon outstanding options of 1,084,992 shares of our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in the sections captioned Corporate Governance – Director Independence and – Policies and Procedures For Approval of Related Person Transactions of the definitive Proxy Statement relating to our May 8,  2015, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information appearing in the section captioned Proposal No. 2  – Services and Fees of the definitive Proxy Statement relating to our May 8,  2015, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements.  The following is a list of our consolidated financial statements and supplementary data included in Exhibit 13.1 and incorporated by reference in Item 8 hereof:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2014 and 2013

Consolidated Statements of Net Income – 2014, 2013, and 2012

Consolidated Statements of Comprehensive Income – 2014, 2013, and 2012

Consolidated Statements of Cash Flows – 2014, 2013, and 2012

Consolidated Statements of Capitalization – December 31, 2014 and 2013

Consolidated Statements of Equity – 2014, 2013, and 2012

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

AQUA AMERICA, INC.

/s/ Nicholas DeBenedictis
Nicholas DeBenedictis
Chairman, President and Chief Executive Officer

Date:  February 27, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant on February 27, 2015 in the capacities indicated below.

/s/ Nicholas DeBenedictis	/s/ David P. Smeltzer
Nicholas DeBenedictis	David P. Smeltzer
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert A. Rubin	/s/ Michael L. Browne
Robert A. Rubin	Michael L. Browne
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	Director

/s/ Richard H. Glanton	/s/ Lon R. Greenberg
Richard H. Glanton	Lon R. Greenberg
Director	Director

/s/ William P. Hankowsky	/s/ Wendell F. Holland
William P. Hankowsky	Wendell F. Holland
Director	Director

/s/ Ellen T. Ruff	/s/ Andrew J. Sordoni III
Ellen T. Ruff	Andrew J. Sordoni III
Director	Director

Aqua America, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Balance Sheets

(In thousands of dollars)

December 31, 2014 and 2013

	2014	2013
Assets
Current assets:
Accounts receivable, net	$346	$1,423
Accounts receivable - affiliates	19,852	3,092
Income tax receivable	581	-
Deferred income taxes	22,456	34,366
Prepayments and other current assets	3,366	3,232
Total current assets	46,601	42,113

Deferred charges and other assets, net	19,180	18,227
Notes receivable - affiliates	300,932	280,830
Accounts receivable - affiliates	98,647	54,456
Deferred income tax asset	72,407	94,809
Investment in subsidiaries	1,664,768	1,510,377
Total assets	$2,202,535	$2,000,812
Liabilities and Equity
Stockholders' equity	$1,655,343	$1,534,835

Long-term debt, excluding current portion	378,400	324,400

Current liabilities:
Current portion of long-term debt	18,000	27,000
Accounts payable	-	300
Accrued interest	2,603	3,115
Accrued taxes	-	798
Accounts payable - affiliates	22,003	22,263
Other accrued liabilities	10,986	13,404
Total current liabilities	53,592	66,880

Other liabilities	115,200	74,697

Total liabilities and equity	$2,202,535	$2,000,812

The accompanying condensed notes are an integral part of these condensed financial statements.

Aqua America, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

Years ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Other income	$4,228	$6,936	$13,017
Operating expense and other expenses	627	2,941	1,734
Gain on sale of utility systems	-	(400)	(13,064)
Operating income	3,601	4,395	24,347
Interest expense, net	2,160	4,208	4,031
Other expense (income)	443	139	(1,714)
Income before equity in earnings of subsidiaries and income taxes	998	48	22,030
Equity in earnings of subsidiaries	230,209	220,675	182,652
Income before income taxes	231,207	220,723	204,682
Provision for income taxes	(2,032)	(577)	8,119
Net income attributable to common shareholders	$233,239	$221,300	$196,563

Comprehensive income	$233,681	$221,531	$196,422

Net income per common share:
Basic	$1.32	$1.26	$1.13
Diluted	$1.31	$1.25	$1.12

Average common shares outstanding during the period:
Basic	176,864	176,140	174,201
Diluted	177,763	176,814	174,918

The accompanying condensed notes are an integral part of these condensed financial statements.

Aqua America, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Cash Flows

(In thousands of dollars)

Years ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Net cash flows from operating activities	$114,465	$159,144	$44,097
Cash flows from investing activities:
Acquisitions of utility systems and other, net	(9,329)	(266)	(105,160)
Net proceeds from the sale of utility systems and other assets	-	-	79,560
Proceeds from note receivable	-	-	-
Decrease (increase) in investment of subsidiary	744	50,337	(54,574)
Other	(733)	(267)	(3,681)
Net cash flows (used in) from investing activities	(9,318)	49,804	(83,855)
Cash flows from financing activities:
Net repayments of short-term debt	-	-	(5,000)
Proceeds from long-term debt	170,790	98,956	210,317
Repayments of long-term debt	(156,000)	(230,600)	(99,212)
Proceeds from issuing common stock	-	10,290	13,190
Proceeds from exercised stock options	7,296	25,698	14,598
Share-based compensation windfall tax benefits	1,422	2,420	-
Repurchase of common stock	(15,756)	(12,823)	(1,464)
Dividends paid on common stock	(112,106)	(102,889)	(93,423)
Other	(793)	-	-
Net cash flows (used in) from financing activities	(105,147)	(208,948)	39,006
Net decrease in cash and cash equivalents	-	-	(752)
Cash and cash equivalents at beginning of year	-	-	752
Cash and cash equivalents at end of year	$-	$-	$-

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

As of December 31, 2014 and 2013, Aqua America, Inc. (parent) had a current accounts receivable – affiliates balance of $19,852 and $3,092.  As of December 31, 2014 and 2013, Aqua America, Inc. (parent) had a notes receivable – affiliates balance of $300,932 and $280,830.  The changes in these balances represent non-cash adjustments that are recorded through Aqua America, Inc.’s (parent) investment in subsidiaries.

In the ordinary course of business, Aqua America, Inc. (parent) indemnifies a third-party for surety bonds issued on behalf of subsidiary companies, guarantees the performance of one of its regulated utilities in a jurisdiction that requires such guarantees, and guarantees several projects associated with the treatment of water in a jurisdiction.

Note 2 – Dividends from subsidiaries – Dividends in the amount of $30,972,  $18,075, and $22,520 were paid to Aqua America, Inc. (parent) by its wholly-owned subsidiaries during the years ended December 31, 2014, 2013, and 2012, respectively.

Note 3  –  Long-term debt – Aqua America, Inc. (parent) has long-term debt under unsecured note purchase agreements with investors in addition to its $200,000 revolving credit agreement.  Excluding amounts due under the revolving credit agreement, the debt maturities of Aqua America, Inc.’s (parent) long-term debt are as follows:

2015	$18,000
2016	16,050
2017	26,050
2018	20,800
2019	50,000
Thereafter	193,500

Aqua America, Inc. (parent) has a short-term line of credit of $15,000.  Funds borrowed under this line are classified as loans payable and is used to provide working capital.  The short-term borrowing activity for the last three years is as follows:

	2014	2013	2012
Balance outstanding at December 31,	$-	$-	$-
Interest rate at December 31,	-	-	-
Average borrowings outstanding	$583	$-	$-
Weighted-average interest rate	0.78%	-	-
Maximum amount outstanding	$7,000	$-	$-

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of July 26, 2011, by and between Aqua America, Inc. and Connecticut Water Service, Inc. (23) (Exhibit 2.1)
2.2	Stock Purchase Agreement, dated as of July 8, 2011, by and among American Water Works Company, Inc., Ohio-American Water Company and Aqua Ohio, Inc. (23) (Exhibit 2.2)
2.3	Stock Purchase Agreement, dated as of July 8, 2011, by and among Aqua Utilities, Inc., Aqua New York, Inc. and American Water Works Company, Inc. (31) (Exhibit 2.3)
2.4

Utility System Asset Acquisition Agreement as of December 28, 2012 by and among Florida Governmental Utility Authority, as buyer and Aqua Utilities Florida, Inc., and Crystal River Utilities, Inc., as sellers (28) (Exhibit 2.4)

3.1	Aqua America, Inc., Amended and Restated Articles of Incorporation as of May 10, 2012 (27) (Exhibit 3.1)
3.2	Amended and Restated Bylaws, as amended effective as of May 10, 2012 (27) (Exhibit 3.2)
3.3

Indenture of Mortgage dated as of January 1, 1941 between Philadelphia Suburban Water Company and The Pennsylvania Company for Insurance on Lives and Granting Annuities(now First Pennsylvania Bank, N.A.), as Trustee, with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 (2) (Exhibits 4.1 through 4.16)

4.1.1	Agreement to furnish copies of other long-term debt instruments (1) (Exhibit 4.7)
4.1.2	Twenty-fourth Supplemental Indenture dated as of June 1, 1988 (3) (Exhibit 4.5)
4.1.3	Twenty-sixth Supplemental Indenture dated as of November1, 1991 (4) (Exhibit 4.12)
4.1.4	Twenty-ninth Supplemental Indenture dated as of March 30, 1995 (5) (Exhibit 4.17)
4.1.5	Thirty-third Supplemental Indenture, dated as of November 15, 1999 (8) (Exhibit 4.27)
4.1.6	Thirty-fifth Supplemental Indenture, dated as of January 1, 2002 (9) (Exhibit 4.22)
4.1.7	Thirty-ninth Supplemental Indenture, dated as of May 1, 2005 (11) (Exhibit 4.29)
4.1.8	Fortieth Supplemental Indenture, dated as of December 15, 2005 (12) (Exhibit 4.31)
4.1.9	Forty-first Supplemental Indenture, dated as of January 1, 2007 (13) (Exhibit 4.1)
4.1.10	Forty-second Supplemental Indenture, dated as of December 1, 2007 (14) (Exhibit 4.36)
4.1.11	Forty-third Supplemental Indenture, dated as of December 1, 2008 (16) (Exhibit 4.37)
4.1.12	Forty-fourth Supplemental Indenture, dated as of July 1, 2009 (17) (Exhibit 4.38)
4.1.13	Forty-fifth Supplemental Indenture, dated as of October 15, 2009 (19) (Exhibit 4.39)
4.1.14	Forty-sixth Supplemental Indenture, dated as of October 15, 2010 (21) (Exhibit 4.35)
4.1.15	Forty-seventh Supplemental Indenture, dated as of October 15, 2012 (28) (Exhibit 4.24)
4.1.16	Forty-eighth Supplemental Indenture, dated as of October 1, 2013 (30) (Exhibit 4.1.17)
4.1.17	Forty-ninth Supplemental Indenture, dated as of December 1, 2014
4.2	Note Purchase Agreement among the note purchasers and Philadelphia Suburban Corporation, dated July 31, 2003 (10) (Exhibit 4.27)
4.3	Placement Agency Agreement between Philadelphia Suburban Water Company and PaineWebber Incorporated dated as of March 30, 1995 (5) (Exhibit 10.12)
10.1	Philadelphia Suburban Corporation Deferred Compensation Plan Master Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996* (6) (Exhibit 10.24)

EXHIBIT INDEX

Exhibit No.	Description
10.1.1	Amendment 2008-1 to the Aqua America, Inc. Deferred Compensation Plan Master Trust Agreement, dated as of December 15, 2008* (16) (Exhibit 10.50)
10.2

Placement Agency Agreement between Philadelphia Suburban Water Company and Merrill Lynch & Co., PaineWebber Incorporated, A.G. Edwards & Sons, Inc., First Union Securities, Inc., PNC Capital Markets, Inc. and Janney Montgomery Scott, Inc., dated as of November 15, 1999 (8) (Exhibit 10.41)

10.3	Bond Purchase Agreement among the Montgomery County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 12, 2007 (14) (Exhibit 10.34)
10.4	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated May 10, 2005 (11) (Exhibit 10.36)
10.5	Bond Purchase Agreement among the Delaware County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2005 (12) (Exhibit 10.37)
10.6	Aqua America, Inc. Dividend Reinvestment and Direct Stock Purchase Plan* (33)
10.7	Non-Employee Directors’ Compensation for 2014* (30) (Exhibit 10.9)
10.8	Non-Employee Directors’ Compensation for 2015*
10.9	Bond Purchase Agreement among the Chester County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 21, 2006 (13) (Exhibit 10.2)
10.10	Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC, dated December 4, 2008 (16) (Exhibit 10.35)
10.11	Aqua America, Inc. 2004 Equity Compensation Plan (as amended and restated as of January 1, 2009)* (16) (Exhibit 10.36)
10.12	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Nicholas DeBenedictis, effective as of January 1, 2009* (16) (Exhibit 10.37)
10.13	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and David P. Smeltzer, effective as of January 1, 2009* (16) (Exhibit 10.39)
10.14	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Karl M. Kyriss, effective as of January 1, 2009* (16) (Exhibit 10.40)
10.15	Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements between Aqua America, Inc. and Christopher H. Franklin, effective as of January 1, 2009* (16) (Exhibit 10.41)
10.16	Change in Control and Severance Agreement between Aqua America, Inc. and Nicholas DeBenedictis, dated December 31, 2008* (16) (Exhibit 10.42)
10.17	Change in Control Agreement between Aqua America, Inc. and David P. Smeltzer, dated December 31, 2008* (16) (Exhibit 10.44)
10.18	Change in Control Agreement between Aqua America, Inc. and Karl M. Kyriss, dated December 31, 2008* (16) (Exhibit 10.45)
10.19	Change in Control Agreement between Aqua America, Inc. and Christopher H. Franklin, dated December 31, 2008* (16) (Exhibit 10.46)
10.20	Change in Control Agreement between Aqua America, Inc. and Christopher P. Luning, dated March 1, 2011* (28) (Exhibit 10.34)

EXHIBIT INDEX

Exhibit No.	Description
10.21	Aqua America, Inc. 2009 Executive Deferral Plan (as amended and restated effective January 1, 2009* (15) (Exhibit 4.1)
10.22	Aqua America, Inc. 2009 Omnibus Equity Compensation Plan, (as amended effective February 27, 2014) * (32) (Exhibit 10.1)
10.23	Employment Agreement dated January 31, 2010, between Aqua America, Inc. and Nicholas DeBenedictis * (18) (Exhibit 10.1)
10.24	Amendment to Employment Agreement dated December 6, 2011, between Aqua America, Inc. and Nicholas DeBenedictis* (24) (Exhibit 10.56)
10.25

Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., and Janney Montgomery Scott LLC, dated June 30, 2009 (17) (Exhibit 10.52)

10.26

Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., Janney Montgomery Scott LLC, and PNC Capital Markets LLC, dated October 20, 2009 (19) (Exhibit 10.59)

10.27	Restricted Stock Grant Agreement made by Aqua America, Inc. to Nicholas DeBenedictis dated January 31, 2010* (18) (Exhibit 10.2)
10.28

Bond Purchase Agreement among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., PNC Capital Markets LLC, and TD Securities (USA) LLC, dated October 27, 2010 (21) (Exhibit 10.51)

10.29	Revolving Credit Agreement between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., and Citizens Bank of Pennsylvania, dated as of November 30, 2010 (21) (Exhibit 4.34)
10.30

First Amendment to Revolving Credit Agreement between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank, dated as of November 28, 2011 (24) (Exhibit 4.25)

10.31	Revolving Credit Agreement between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, and Huntington National Bank, dated as of March 23, 2012 (26) (Exhibit 10.60)
10.32

Second Amendment to Revolving Credit Agreement between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank, dated as of November 26, 2012 (28) (Exhibit 10.53)

10.33

Third Amendment to Revolving Credit Agreement between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank, dated as of November 25, 2013 (30) (Exhibit 10.34)

10.34

Bond Purchase Agreement among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association, John Hancock Life Insurance Company, John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, Minnesota Life Insurance Company, United Health Care Insurance Company, American Republic Insurance Company, Western Fraternal Life Association, dated November 8, 2012 (28) (Exhibit 10.54)

10.35	Aqua America, Inc. and Subsidiaries Annual Cash Incentive Compensation Plan (adopted February 26, 2013)* (28) (Exhibit 10.56)
10.36	Form of Performance-Based Share Unit Grant for Executive Officers and Senior Officers* (31) (Exhibit 10.47(A))
10.37	Performance-Based Share Unit Grant Terms and Conditions for Executive Officers and Senior Officers* (31) (Exhibit 10.47(B))
10.38	Form of Performance-Based Share Unit Grant for Managers* (31) (Exhibit 10.48(A))
10.39	Performance-Based Share Unit Grant Terms and Conditions for Managers* (31) (Exhibit 10.48(B))

EXHIBIT INDEX

Exhibit No.	Description
10.40	Form of Restricted Stock Unit Grant for Executive Officers and Senior Officers* (31) (Exhibit 10.49(A))
10.41	Restricted Stock Unit Grant Terms and Conditions for Executive Officers and Senior Officers* (31) (Exhibit 10.49(B))
10.42	Form of Restricted Stock Unit Grant for Managers* (31) (Exhibit 10.50(A))
10.43	Restricted Stock Unit Grant Terms and Conditions for Managers* (31) (Exhibit 10.50(B))
10.44	Restricted Stock Grant made by Aqua America, Inc. to Nicholas DeBenedictis dated December 6, 2011* (24) (Exhibit 10.57)
10.45	Restricted Stock Unit Grant made by Aqua America, Inc. to Nicholas DeBenedictis dated February 27, 2013* (29) (Exhibit 10.66)
10.46	Performance-Based Share Unit Grant by Aqua America, Inc. to Nicholas DeBenedictis dated February 27, 2013* (29) (Exhibit 10.67)
10.47	Form of Performance-Based Share Unit Grant for Chief Executive Officer* (31) (Exhibit 10.51(A))
10.48	Performance-Based Share Unit Grant Terms and Conditions for Chief Executive Officer* (31) (Exhibit 10.51(B))
10.49	Form of Restricted Stock Unit Grant for Chief Executive Officer* (31) (Exhibit 10.52(A))
10.50	Restricted Stock Unit Grant Terms and Conditions for Chief Executive Officer* (31) (Exhibit 10.52(B))
10.51	Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2011)* (24) (Exhibit 10.58)
10.52	Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas DeBenedictis (as amended and restated effective January 1, 2011)* (24) (Exhibit 10.59)
10.53	Aqua America, Inc. 2012 Employee Stock Purchase Plan* (25) (Appendix C)
10.54

Bond Purchase Agreement among Aqua Pennsylvania, Inc., John Hancock Life Insurance Company (U.S.A), John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Thrivent Financial for Lutherans, United Insurance Company of America, Equitable Life & Casualty Insurance Company, Catholic United Financial, and Great Western Insurance Company, dated October 24, 2013 (30) (Exhibit 10.45)

10.55

First Amendment to Revolving Credit Agreement between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, and Huntington National Bank, dated as of January 31, 2013 (34) (Exhibit 10.53)

10.56

Second Amendment to Revolving Credit Agreement between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, and Huntington National Bank, dated as of August 20, 2014 (34) (Exhibit 10.54)

10.57

Fourth Amendment to Revolving Credit Agreement between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank, dated as of September 29, 2014

10.58

Bond Purchase Agreement among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), Phoenix Life Insurance Company, PHL Variable Insurance Company, United of Omaha Life Insurance Company, Mutual of Omaha Insurance Company, and Companion Life Insurance Company, dated December 29, 2014

13.1	Selected portions of Annual Report to Shareholders for the year ended December 31, 2014 incorporated by reference in Annual Report on Form 10-K for the year ended December 31, 2014
21.1	Subsidiaries of Aqua America, Inc.
23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of specific instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith.  Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

*Indicates management contract or compensatory plan or arrangement.

Notes -

Documents Incorporated by Reference

(1)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1992.

(2)

Indenture of Mortgage dated as of January 1, 1941 with supplements thereto through the Twentieth Supplemental Indenture dated as of August 1, 1983 were filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1983.

(3)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1988.

(4)	Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1991.

(5)	Filed on May 10, 1995 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(6)	Filed on March 25, 1997 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996.

(7)	Filed on March 23, 1998 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1997.

(8)	Filed on March 29, 2000 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

(9)	Filed on March 20, 2002 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2001.

(10)	Filed on November 13, 2003 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(11)	Filed on August 4, 2005 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(12)	Filed on March 14, 2006 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2005.

(13)	Filed on May 8, 2007 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(14)	Filed on February 27, 2008 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2007.

(15)	Filed on December 10, 2008 as an Exhibit to Registration Statement on Form S-8

(16)	Filed on February 27, 2009 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2008.

(17)	Filed on August 6, 2009 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(18)	Filed as an Exhibit to Form 8-K filed on February 4, 2010.

(19)	Filed on February 26, 2010 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2009.

(20)	Filed as an Exhibit to Form 8-K filed on October 7, 2010.

(21)	Filed on February 25, 2011 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2010.

(22)	Filed on May 9, 2011 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(23)	Filed on November 4, 2011 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(24)	Filed on February 27, 2012 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2011.

(25)	Filed as Appendix C to Proxy Statement on Schedule 14A filed on March 30, 2012.

(26)	Filed on May 7, 2012 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(27)	Filed as an Exhibit to Form 8-K filed on May 11, 2012.

(28)	Filed on February 28, 2013 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2012.

(29)	Filed on May 6, 2013 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(30)	Filed on March 3, 2014 as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2013.

(31)	Filed on May 8, 2014 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

(32)	Filed as an Exhibit to Form 8-K filed on May 12, 2014.

(33)	Filed on August 1, 2014 as a Registration Statement on Form S-3.

(34)	Filed on November 6, 2014 as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.