Form 10-Q
period 2015-03-31
AQUA AMERICA INC
filed 2015-05-06
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

April 23, 2015:  177,069,727

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Assets	2015	2014
Property, plant and equipment, at cost	$5,764,467	$5,707,017
Less: accumulated depreciation	1,331,323	1,305,027
Net property, plant and equipment	4,433,144	4,401,990
Current assets:
Cash and cash equivalents	9,274	4,138
Accounts receivable and unbilled revenues, net	95,405	96,999
Deferred income taxes	35,202	26,849
Inventory, materials and supplies	12,591	12,788
Prepayments and other current assets	11,753	11,748
Total current assets	164,225	152,522

Regulatory assets	748,911	725,591
Deferred charges and other assets, net	54,864	52,084
Investment in joint venture	42,619	43,334
Funds restricted for construction activity	15	47
Goodwill	33,954	31,184
Total assets	$5,477,732	$5,406,752
Liabilities and Equity
Aqua America stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 179,041,925 and 178,591,254 as of March 31, 2015 and December 31, 2014	$89,521	$89,296
Capital in excess of par value	763,259	758,145
Retained earnings	869,203	849,952
Treasury stock, at cost, 1,978,968 and 1,837,984 shares as of March 31, 2015 and December 31, 2014	(46,592)	(42,838)
Accumulated other comprehensive income	863	788
Total Aqua America stockholders' equity	1,676,254	1,655,343

Noncontrolling interest	40	40
Total equity	1,676,294	1,655,383

Long-term debt, excluding current portion	1,594,980	1,560,655
Commitments and contingencies (See Note 13)	-	-

Current liabilities:
Current portion of long-term debt	47,042	58,615
Loans payable	33,062	18,398
Accounts payable	34,717	63,035
Accrued interest	20,477	12,437
Accrued taxes	31,653	31,462
Other accrued liabilities	38,168	41,388
Total current liabilities	205,119	225,335

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,041,418	1,000,791
Customers' advances for construction	75,833	78,301
Regulatory liabilities	273,873	278,317
Other	106,279	109,692
Total deferred credits and other liabilities	1,497,403	1,467,101

Contributions in aid of construction	503,936	498,278
Total liabilities and equity	$5,477,732	$5,406,752

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014

Operating revenues	$190,326	$182,672

Operating expenses:
Operations and maintenance	73,189	71,686
Depreciation	30,500	30,981
Amortization	849	1,133
Taxes other than income taxes	14,621	12,102
Total operating expenses	119,159	115,902

Operating income	71,167	66,770

Other expense (income):
Interest expense, net	18,665	19,310
Allowance for funds used during construction	(1,182)	(1,167)
(Gain) loss on sale of other assets	(169)	348
Equity loss in joint venture	714	686
Income from continuing operations before income taxes	53,139	47,593
Provision for income taxes	4,594	5,192
Income from continuing operations	48,545	42,401

Discontinued operations:
Income from discontinued operations before income taxes	-	772
Provision for income taxes	-	314
Income from discontinued operations	-	458
Net income attributable to common shareholders	$48,545	$42,859

Income from continuing operations per share:
Basic	$0.27	$0.24
Diluted	$0.27	$0.24

Income from discontinued operations per share:
Basic	$-	$0.00
Diluted	$-	$0.00

Net income per common share:
Basic	$0.27	$0.24
Diluted	$0.27	$0.24

Average common shares outstanding during the period:
Basic	176,888	176,839
Diluted	177,792	177,810

Cash dividends declared per common share	$0.165	$0.152

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014

Net income attributable to common shareholders	$48,545	$42,859
Other comprehensive income, net of tax:
Unrealized holding gain on investments, net of tax expense of $41 and $38 for the three months ended March 31, 2015 and 2014, respectively	75	72
Reclassification adjustment for loss reported in net income, net of tax benefit of $134 for the three months ended March 31, 2014 (1)	-	249
Comprehensive income	$48,620	$43,180

(1) Amount of pre-tax loss of $383 reclassified from accumulated other comprehensive income to loss on sale of other assets on the consolidated statements of net income for the three months ended March 31, 2014.

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		March 31,	December 31,
		2015	2014
Aqua America stockholders' equity:
Common stock, $.50 par value		$89,521	$89,296
Capital in excess of par value		763,259	758,145
Retained earnings		869,203	849,952
Treasury stock, at cost		(46,592)	(42,838)
Accumulated other comprehensive income		863	788
Total Aqua America stockholders' equity		1,676,254	1,655,343

Noncontrolling interest		40	40

Total equity		1,676,294	1,655,383

Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	5,587	5,653
1.00% to 1.99%	2016 to 2035	25,681	24,871
2.00% to 2.99%	2024 to 2031	15,641	15,578
3.00% to 3.99%	2016 to 2047	190,271	190,875
4.00% to 4.99%	2020 to 2054	484,084	484,168
5.00% to 5.99%	2015 to 2043	241,991	242,102
6.00% to 6.99%	2015 to 2036	64,949	64,944
7.00% to 7.99%	2022 to 2027	34,261	34,424
8.00% to 8.99%	2021 to 2025	18,809	18,907
9.00% to 9.99%	2018 to 2026	27,800	27,800
10.00% to 10.99%	2018	6,000	6,000
		1,115,074	1,115,322

Notes payable to bank under revolving credit agreement, variable rate, due 2017		113,000	72,000
Unsecured notes payable:
Bank note at 1.921% due 2017		50,000	50,000
Notes at 3.57% due 2027		50,000	50,000
Notes ranging from 4.62% to 4.87%, due 2016 through 2024		144,400	144,400
Notes ranging from 5.20% to 5.95%, due 2016 through 2037		169,548	187,548
Total long-term debt		1,642,022	1,619,270

Current portion of long-term debt		47,042	58,615
Long-term debt, excluding current portion		1,594,980	1,560,655
Total capitalization		$3,271,274	$3,216,038

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income	Interest	Total
Balance at December 31, 2014	$89,296	$758,145	$849,952	$(42,838)	$788	$40	$1,655,383
Net income	-	-	48,545	-	-	-	48,545
Other comprehensive income, net of income tax of $41	-	-	-	-	75	-	75
Dividends	-	-	(29,176)	-	-	-	(29,176)
Repurchase of stock (140,984 shares)	-	-	-	(3,754)	-	-	(3,754)
Equity compensation plan (280,401 shares)	140	(140)	-	-	-	-	-
Exercise of stock options (170,270 shares)	85	2,767	-	-	-	-	2,852
Stock-based compensation	-	1,341	(118)	-	-	-	1,223
Employee stock plan tax benefits	-	1,409	-	-	-	-	1,409
Other	-	(263)	-	-	-	-	(263)
Balance at March 31, 2015	$89,521	$763,259	$869,203	$(46,592)	$863	$40	$1,676,294

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$48,545	$42,859
Income from discontinued operations	-	458
Income from continuing operations	48,545	42,401
Adjustments to reconcile income from continuing operations
to net cash flows from operating activities:
Depreciation and amortization	31,349	32,114
Deferred income taxes	2,688	3,692
Provision for doubtful accounts	936	1,508
Stock-based compensation	1,341	1,331
(Gain) loss on sale of other assets	(169)	348
Net change in receivables, inventory and prepayments	191	3,644
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	11,460	13,269
Other	(6,321)	(7,833)
Operating cash flows from continuing operations	90,020	90,474
Operating cash flows used in discontinued operations, net	-	(545)
Net cash flows from operating activities	90,020	89,929
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $296 and $367	(70,284)	(59,819)
Acquisitions of utility systems and other, net	(788)	(4,045)
Release of funds previously restricted for construction activity	32	-
Net proceeds from the sale of utility system and other assets	232	133
Other	(1,180)	(91)
Investing cash flows used in continuing operations	(71,988)	(63,822)
Investing cash flows from discontinued operations, net	-	39
Net cash flows used in investing activities	(71,988)	(63,783)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	1,193	1,142
Repayments of customers' advances	(1,040)	(234)
Net proceeds (repayments) of short-term debt	14,664	(8,827)
Proceeds from long-term debt	52,629	73,192
Repayments of long-term debt	(29,800)	(31,874)
Change in cash overdraft position	(21,431)	(21,753)
Proceeds from exercised stock options	2,852	2,757
Stock-based compensation windfall tax benefits	1,230	964
Repurchase of common stock	(3,754)	(1,973)
Dividends paid on common stock	(29,176)	(26,873)
Other	(263)	(181)
Financing cash flows used in continuing operations	(12,896)	(13,660)
Financing cash flows used in discontinued operations, net	-	(36)
Net cash flows used in financing activities	(12,896)	(13,696)
Net change in cash and cash equivalents	5,136	12,450
Cash and cash equivalents at beginning of period	4,138	5,058
Cash and cash equivalents at end of period	$9,274	$17,508

Non-cash investing activity:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$20,158	$18,550

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at March 31, 2015, the consolidated statements of net income and comprehensive income for the three months ended March 31, 2015 and 2014, the consolidated statements of cash flow for the three months ended March 31, 2015 and 2014, and the consolidated statement of equity for the three months ended March 31, 2015 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented.  Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.  The December 31, 2014 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2014 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

Note 2 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated

Balance at December 31, 2014	$24,564	$6,620	$31,184
Goodwill acquired	-	12	12
Reclassifications (to) from utility plant acquisition adjustment, net	2,758	-	2,758
Balance at March 31, 2015	$27,322	$6,632	$33,954

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

Note 3 – Acquisitions

In December 2014, the Company acquired the water utility system assets of Lake Mohawk and Lake Tomahawk utilities located in Northeastern Ohio serving approximately 1,250 customers.  The total purchase price consisted of $1,770 in cash.

In December 2014, the Company acquired a non-regulated business that specializes in providing water distribution system services to prevent the contamination of potable water, including training to waterworks operators.  The total purchase price consisted of $1,800, of which $700 was paid in the first quarter of 2015.

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

In August 2014, the Company acquired a non-regulated business that specializes in the inspection, cleaning and repair of storm and sanitary sewer lines.  The total purchase price consisted of $3,010, of which a total of $810 is contingent upon satisfying certain annual performance targets over a three-year period.

In May 2014, the Company entered into an asset purchase agreement for the acquisition of the water and wastewater utility system assets of North Maine Utilities owned by the Village of Glenview, Illinois serving approximately 7,200 customers, for cash at closing of $22,000.  On April 1, 2015, the Illinois Commerce Commission approved this transaction, and on April 30, 2015, we completed this acquisition.  As of the date of issuance of the financial statements, the initial accounting of the purchase price allocation for this acquisition is incomplete.

In March 2014, the Company acquired the wastewater utility system assets of Penn Township located in Chester County, Pennsylvania serving approximately 800 customers.  The total purchase price consisted of $3,668 in cash.

Note 4 –  Discontinued Operations

In December 2014, we completed the sale of our water utility system in southwest Allen County, Indiana to the City of Fort Wayne, Indiana.  The completion of this sale settled the dispute concerning the City of Fort Wayne’s valuation of the northern portion of our water and wastewater utility systems, which were

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

acquired by the City of Fort Wayne in February 2008, by eminent domain.  In addition, as a result of this transaction, Aqua Indiana will expand its sewer customer base by accepting new wastewater flows from the City of Fort Wayne.

In March 2014, we completed the sale of our wastewater treatment facility in Georgia.

The operating results and cash flows of the Company’s operations named above, during the periods owned, have been presented in the Company’s consolidated statements of net income and consolidated statements of cash flow as discontinued operations.  These operations were included in the Company’s “Regulated” segment.

A summary of discontinued operations presented in the consolidated statements of net income include the following:

Three Months Ended
March 31, 2014
Operating revenues	$1,579
Total operating expenses	673
Operating income	906
Other expense:
Loss on sale	134
Income from discontinued operations before income taxes	772
Provision for income taxes	314
Income from discontinued operations	$458

As of March 31, 2015 and December 31, 2014, there were no assets or liabilities associated with the Company’s discontinued operations.

]

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 5 – Capitalization

In February 2015, the Company renewed its universal shelf registration, which had expired in February 2015, through a filing with the Securities and Exchange Commission (“SEC”) to allow for the potential future sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities and other securities specified therein at indeterminate prices.

In February 2015, the Company filed a registration statement with the SEC to update an existing filing which permits the offering, from time to time, of an aggregate of $500,000 in shares of common stock and shares of preferred stock in connection with acquisitions.  The form and terms of any securities issued under these shelf registration statements will be determined at the time of issuance.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended March 31, 2015.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of funds restricted for construction activity and loans payable are determined based on their carrying amount and utilizing Level 1 methods and assumptions.  As of March 31, 2015 and December 31,

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

2014, the carrying amount of the Company’s funds restricted for construction activity was $15 and $47, respectively, which equates to their estimated fair value.  As of March 31, 2015 and December 31, 2014, the carrying amount of the Company’s loans payable was $33,062 and $18,398, respectively, which equates to their estimated fair value.  The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing Level 2 methods and assumptions.  As of March 31, 2015 and December 31, 2014, the carrying amounts of the Company's cash and cash equivalents was $9,274 and $4,138, respectively, which equates to their fair value.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	March 31,	December 31,
	2015	2014
Carrying Amount	$1,642,022	$1,619,270
Estimated Fair Value	1,682,623	1,694,424

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.  The Company’s customers’ advances for construction have a carrying value of $75,833 as of March 31, 2015, and $78,301 as of December 31, 2014.  Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases.  Portions of these non-interest bearing instruments are payable annually through 2025 and amounts not paid by the respective contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 7 – Net Income per Common Share

Basic net income per common share is based on the weighted average number of common shares outstanding.  Diluted net income per common share is based on the weighted average number of common shares outstanding and potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted net income per common share.  The dilutive effect of stock-based compensation is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.  The treasury stock method assumes that the proceeds from the exercise of stock options are used to purchase the Company’s common stock at the average market price during the period.  The following table summarizes the shares, in thousands, used in computing basic and diluted net income per common share:

	Three Months Ended
	March 31,
	2015	2014
Average common shares outstanding during the period for basic computation	176,888	176,839
Dilutive effect of employee stock-based compensation	904	971
Average common shares outstanding during the period for diluted computation	177,792	177,810

For the three months ended March 31, 2015 and 2014, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods.

Note 8 – Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan, as amended as of February 27, 2014, (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 3,125,000 shares under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the 2009 Plan.  During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the 2009 Plan.  Awards under the 2009 Plan are made by a committee of the Board of Directors of the Company, or in the case of awards to non-employee directors, by the Board of Directors of the Company.  At March 31, 2015,  4,252,788 shares underlying stock-based compensation awards were still available for grants under the 2009 Plan.  No further grants may be made under the 2004 Plan.

Performance Share Units – A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three year performance period

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

specified in the grant, subject to exceptions through the respective vesting period, generally three years.  Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals.  The following table provides compensation costs for stock-based compensation related to PSUs:

	Three Months Ended
	March 31,
	2015	2014
Stock-based compensation within operations and maintenance expenses	$1,078	$1,002
Income tax benefit	439	410

The following table summarizes nonvested PSU transactions for the three months ended March 31, 2015:

	Number	Weighted
	of	Average
	Share Units	Fair Value

Nonvested share units at beginning of period	582,644	$22.98
Granted	123,820	26.54
Performance criteria adjustment	5,114	25.59
Forfeited	(3,713)	25.69
Share units vested	(34,500)	26.88
Share units issued	(217,014)	18.49
Nonvested share units at end of period	456,351	$25.79

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted during the three months ended March 31, 2015 and 2014 was $26.54 and $25.31, respectively.  The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months.  The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.  The recording of compensation expense for PSUs has no impact on net cash flows.

Restricted Stock Units – A restricted stock unit (“RSU”) represents the right to receive a share of the Company’s common stock.  RSUs are eligible to be earned at the end of a specified restricted period, generally three years, beginning on the date of grant.  In some cases the right to receive the shares is subject to certain performance goals established at the time the grant is made.  The Company assumes that forfeitures

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the RSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the RSUs.  The following table provides compensation costs for stock-based compensation related to RSUs:

	Three Months Ended
	March 31,
	2015	2014
Stock-based compensation within operations and maintenance expenses	$263	$236
Income tax benefit	109	98

The following table summarizes nonvested RSU transactions for the three months ended March 31, 2015:

	Number	Weighted
	of	Average
	Stock Units	Fair Value

Nonvested stock units at beginning of period	122,565	$22.29
Granted	37,650	26.26
Stock units vested but not paid	11,500	17.99
Stock units vested and paid	(63,387)	19.44
Forfeited	-	-
Nonvested stock units at end of period	108,328	$24.88

The per unit weighted-average fair value at the date of grant for RSUs granted during the three months ended March 31, 2015 and 2014 was $26.26 and $24.80, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Stock Options – The following table provides the income tax benefit for stock-based compensation related to stock options granted in prior periods:

	Three Months Ended
	March 31,
	2015	2014
Income tax benefit	$104	$73

For the three months ended March 31, 2015 and 2014, there were no compensation costs for stock-based compensation related to stock options, as stock options were fully amortized in 2013.  Additionally, there were no stock options granted during the three months ended March 31, 2015 or 2014.

The following table summarizes stock option transactions for the three months ended March 31, 2015:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	1,084,992	$17.06
Forfeited	-	-
Expired	-	-
Exercised	(170,270)	16.75
Outstanding and exercisable at end of period	914,722	$17.12	3.1	$8,443

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Restricted Stock – The following table provides compensation costs for stock-based compensation related to restricted stock:

	Three Months Ended
	March 31,
	2015	2014
Stock-based compensation within operations and maintenance expenses	$-	$92
Income tax benefit	-	38

For the three months ended March 31, 2015, there were no compensation costs for stock-based compensation related to restricted stock, as restricted stock was fully amortized in 2014.  Additionally, there was no restricted stock granted during the three months ended March 31, 2015 or 2014.

The following table summarizes nonvested restricted stock transactions for the three months ended March 31, 2015:

	Number	Weighted
	of	Average
	Shares	Fair Value

Nonvested shares at beginning of period	31,250	$17.70
Granted	-	-
Vested	(31,250)	17.70
Forfeited	-	-
Nonvested shares at end of period	-	$-

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

	Pension Benefits
	Three Months Ended
	March 31,
	2015	2014
Service cost	$925	$1,143
Interest cost	3,222	3,512
Expected return on plan assets	(4,674)	(4,305)
Amortization of prior service cost	43	69
Amortization of actuarial loss	1,532	500
Net periodic benefit cost	$1,048	$919

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2015	2014
Service cost	$406	$312
Interest cost	758	737
Expected return on plan assets	(730)	(683)
Amortization of prior service cost	(54)	(74)
Amortization of actuarial loss	354	82
Net periodic benefit cost	$734	$374

The Company made cash contributions of $6,878 to its Pension Plan during the first three months of 2015,  and intends to make cash contributions of $6,878 to the Pension Plan during the remainder of 2015.

Note 10 – Water and Wastewater Rates

During the first three months of 2015, the Company’s operating divisions in Illinois, Ohio, and Texas were granted base rate increases designed to increase total operating revenues on an annual basis by $3,347.  Further, during the first three months of 2015, the Company’s operating divisions in Illinois and North Carolina received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $345.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 11 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2015	2014

Property	$6,825	$4,824
Capital stock	540	501
Gross receipts, excise and franchise	2,442	2,779
Payroll	3,278	2,654
Regulatory assessments	653	594
Other	883	750
Total taxes other than income	$14,621	$12,102

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

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$180,564	$9,762	$190,326	$178,199	$4,473	$182,672
Operations and maintenance expense	67,018	6,171	73,189	68,456	3,230	71,686
Depreciation	30,438	62	30,500	30,881	100	30,981
Operating income	68,624	2,543	71,167	66,419	351	66,770
Interest expense, net of allowance for funds used during construction	16,720	763	17,483	16,804	1,339	18,143
Income tax expense (benefit)	4,367	227	4,594	6,087	(895)	5,192
Income (loss) from continuing operations	47,705	840	48,545	43,620	(1,219)	42,401
Capital expenditures	70,111	173	70,284	59,154	665	59,819

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
	2015	2014
Total assets:
Regulated	$5,257,843	$5,195,191
Other	219,889	211,561
Consolidated	$5,477,732	$5,406,752

Note 13 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of March 31, 2015, the aggregate amount of $11,994 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated.  For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Further, the Company has insurance coverage for certain of these loss contingencies, and as of March 31, 2015, estimates that approximately $1,267 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The Company’s reserve for these claims totaled $1,468 at March 31, 2015 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14 – Income Taxes

During the three months ended March 31, 2015, the Company utilized $5,967 of its Federal net operating loss carryforward (“NOL”).  In addition, during the three months ended March 31, 2015, the Company utilized $374 of its state NOL carryforward.  As of March 31, 2015, the balance of the Company’s Federal NOL was $203,606.  The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance.  As of March 31, 2015, the balance of the Company’s gross state NOL was $554,114, a portion of which is offset by a valuation allowance because the Company does not believe the NOLs are more likely than not to be realized.  The Company’s Federal and state NOL carryforwards begin to expire in 2032 and 2023, respectively.   The Company has unrecognized tax positions that result in the associated tax benefit being unrecognized.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $56,826 and $83,543, respectively.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $260,432 and $637,657, respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

In accordance with a 2012 settlement agreement with the Pennsylvania Public Utility Commission, Aqua Pennsylvania expenses, for tax purposes, qualifying utility asset improvement costs, which results in a substantial reduction in income tax expense and greater net income and cash flows.  The Company’s effective income tax rate for the first quarter of 2015 and 2014, for its continuing operations, was 8.6% and 10.9%, respectively.

As of March 31, 2015, the total gross unrecognized tax benefit was $25,314, of which $13,419, if recognized, would affect the Company’s effective tax rate as a result of the regulatory treatment afforded for qualifying infrastructure improvements in Pennsylvania.  At December 31, 2014, the Company had unrecognized tax benefits of $25,292.

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

Note 15 – Recent Accounting Pronouncements

In April 2015, the FASB issued updated accounting guidance on simplifying the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability.  Previously, debt issuance costs were presented in the balance sheet as a deferred charge.  The accounting standard is effective for reporting periods beginning after December 15, 2015, and will be applied retrospectively.    The Company does not expect the provisions of this accounting standard to have a material impact on its results of operations or financial position.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In August 2014, the FASB issued an accounting standard that will require management to assess an entity’s ability to continue as a going concern for each annual and interim reporting period and to provide related footnote disclosures in circumstances in which substantial doubt exists.  The accounting standard is effective in the first annual reporting period ending after December 15, 2016.  The Company does not expect the provisions of this accounting standard to have an impact on its results of operations or financial position.

In May 2014, the FASB issued updated accounting guidance on recognizing revenue from contracts with customers, which outlines a single comprehensive model that an entity will apply to determine the measurement of revenue and timing of when it is recognized.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  The updated guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  The updated guidance is proposed to be effective for reporting periods beginning after December 15, 2017, and will be applied retrospectively.  The Company is currently evaluating the requirements of the updated guidance to determine the impact of adoption.

In April 2014, the FASB issued updated accounting guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  The updated guidance is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption available.  The Company adopted the provisions of the updated accounting guidance for its quarterly reporting period beginning January 1, 2015, and the adoption of the revised guidance did not have an impact on the Company’s consolidated results of operations or consolidated financial position.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address, among other things: the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,”  “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue” or the negative of such terms or similar expressions.  Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, among others: the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, changes to the capital markets, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such report.  As a result, readers are cautioned not to place undue reliance on any forward-looking statements.  We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

General Information

Aqua America, Inc. (“we”,  “us”,  “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia.  Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 26 other counties in Pennsylvania.  Our other regulated utility subsidiaries provide similar services in seven other states.  In addition, the Company’s non-regulated subsidiary, Aqua Resources, Inc., provides liquid waste hauling and disposal;  water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories; offers, through a third party, water and wastewater line repair service and protection solutions to households;  inspects, cleans and repairs storm and sanitary wastewater lines; installs and tests devices that prevent the contamination of potable water; designs and builds water and wastewater systems; and provides other non-regulated water and wastewater services.  Lastly, the Company’s non-regulated subsidiary, Aqua Infrastructure, LLC, provides non-utility raw water supply services for firms in in the natural gas drilling industry.

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

In December 2014, we completed the sale of our water utility system in southwest Allen County, Indiana to the City of Fort Wayne, Indiana.  The completion of this sale settled the dispute concerning the City of Fort Wayne’s valuation of the northern portion of our water and wastewater utility systems, which were acquired by the City of Fort Wayne in February 2008, by eminent domain.    In addition, as a result of this transaction, Aqua Indiana will expand its sewer customer base by accepting new wastewater flows from the City of Fort Wayne.

We have accounted for the sale of our operation in Georgia and disposition of our water utility system in southwest Allen County, Indiana as discontinued operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes.

Financial Condition

During the first three months of 2015, we had $70,284 of capital expenditures, issued $52,629 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $29,800. The capital expenditures were related to improvements to treatment plants, new and rehabilitated water mains, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.  The issuance of long-term debt was comprised principally of the funds borrowed under our revolving credit facility of $51,000.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

At March 31, 2015 we had $9,274 of cash and cash equivalents compared to $4,138 at December 31, 2014.  During the first three months of 2015, we used internally generated funds and the proceeds from the issuance of long-term debt to fund the cash requirements discussed above and to pay dividends.

At March 31, 2015, our $200,000 unsecured revolving credit facility, which expires in March 2017, had $65,440 available for borrowing.  At March 31, 2015, we had short-term lines of credit of $160,500, of which $127,438 was available for borrowing.  One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of March 31, 2015, $71,678 was available for borrowing.

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

On June 7, 2012, Aqua Pennsylvania reached a settlement agreement in its rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provided for a reduction in current income tax expense as a result of the recognition of qualifying income tax benefits upon Aqua Pennsylvania changing its tax accounting method to permit the expensing of qualifying utility asset improvement costs that have historically been capitalized and depreciated for book and tax purposes.  In December 2012, Aqua Pennsylvania implemented this change, which resulted in a substantial reduction in income tax expense and greater net income and cash flow, and as a result allowed Aqua Pennsylvania to suspend its Distribution System Improvement Charges in 2013 and lengthen the amount of time until the next Aqua Pennsylvania rate case is filed.  During 2013 and 2014, our non-Pennsylvania regulated operating divisions implemented this change.  These divisions currently do not employ a method of accounting that provides for a reduction in current income taxes as a result of the recognition of income tax benefits, and as such the change in the Company’s tax method of accounting in these other operating divisions has no impact on our effective income tax rate.

Results of Operations

Analysis of First Quarter of 2015 Compared to First Quarter of 2014

Unless specifically noted, the following discussion of the Company’s results of operations for the first quarter of 2015 refers to the Company’s results of operations from continuing operations.

Revenues increased by $7,654 or 4.2%, primarily due to an increase in non-regulated revenues of $4,785 associated with acquisitions in Aqua Resources, an increase in water and wastewater rates of $2,877, and

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

additional water and wastewater revenues of $918 associated with a larger customer base due to acquisitions, offset by a decrease in customer water consumption and a decrease in infrastructure rehabilitation surcharges of $869.

Operations and maintenance expenses increased by $1,503 or 2.1%, primarily due to additional operating costs associated with acquired utility systems and other growth ventures of $4,362 and an increase in water production costs of $785, offset by a decrease in pension benefits expense of $1,209, reduced operating costs of $1,017 associated with severe winter weather conditions experienced in many of our service territories in the first quarter of 2014, and a decrease in the Company’s self-insured employee medical benefit program expense of $929.  The increase in water production costs is primarily due to an increase in energy costs resulting from the extreme cold temperatures experienced in many of our service territories in the first quarter of 2015.

Depreciation expense decreased by $481 or 1.6%, primarily due to the implementation of new depreciation rates for our Pennsylvania operating subsidiary.

Amortization expense decreased by $284, primarily due to the completion of the recovery of our costs associated with various completed rate filings.

Taxes other than income taxes increased by $2,519 or 20.8%, primarily due to an increase in property taxes of $2,001 primarily due to the effect of a non-recurring reduction in property taxes for our Ohio operating subsidiary which occurred in the first quarter of 2014.

Interest expense decreased by $645 or 3.3%, primarily due to a decrease in the effective interest rate on average borrowings as compared to the first quarter of 2014, offset by an increase in average borrowings.

In the first quarter of 2015 we recognized a gain on sale of other assets of $169 and in the first quarter of 2014 we recognized a loss on sale of other assets of $348.  The change of $517 is primarily due to the effect of the write-off in the first quarter of 2014 of a marketable security of $443.

Our effective income tax rate was 8.6% in the first quarter of 2015 and 10.9% in the first quarter of 2014.  The effective income tax rate decreased due to the effect of additional tax deductions recognized in the first quarter of 2015 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Income from continuing operations increased by $6,144 or 14.5%, primarily as a result of the factors described above.  On a diluted per share basis, income from continuing operations increased by $0.03, reflecting the change in income from continuing operations.

Income from discontinued operations decreased by $458, primarily as a result of the sale of our water utility system in southwest Allen County, Indiana completed in the fourth quarter of 2014.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Net income attributable to common shareholders increased by $5,686 or 13.3%, primarily as a result of the factors described above.  On a diluted per share basis, earnings increased by $0.03 reflecting the change in net income attributable to common shareholders.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 15,  Recent Accounting Pronouncements, of the consolidated financial statements in this report.

Item 3  – Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices.  There have been no significant changes in our exposure to market risks since December 31, 2014.  Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information.

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

Item 1A – Risk Factors

There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014  under “Part 1, Item 1A – Risk Factors.”

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2015:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)
January 1-31, 2015	18,488	$27.30	-	1,125,348
February 1-28, 2015	122,496	$26.52	-	1,125,348
March 1-31, 2015	-	$-	-	1,125,348
Total	140,984	$26.62	-	1,125,348

(1)

These amounts consist of the following:  (a) shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of PSUs, RSUs,  or restricted stock; and (b) shares we acquired from employees who elected to pay the exercise price of their stock options (and then hold shares of the stock), upon exercise, by delivering to us shares of our common stock in accordance with the terms of our equity compensation plan that were previously approved by our shareholders and disclosed in our proxy statements.  These features of our equity compensation plan are available to all employees who receive stock-based compensation under the plan.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the PSU, RSU, or restricted stock awards or on the day prior to the option exercise.

(2)

On October 4, 2013, our Board of Directors approved a resolution authorizing the purchase of up to 685,348 shares.  This authorization renewed the number of shares that had remained, when affected for stock splits, from an existing buy-back authorization from 1997.  As of March 31, 2015, 125,348 shares remain available for purchase under this program.  The program has no fixed expiration date.  In December 2014, our Board of Directors authorized a share buyback program of up to 1,000,000 shares to minimize share dilution through timely and orderly share repurchases.  This program expires on the earliest of December 31, 2015 or when all authorized repurchases have been made.

Item 6 – Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

May 6, 2015

Aqua America, Inc.
Registrant

/s/ Nicholas DeBenedictis
Nicholas DeBenedictis
Chairman, President and
Chief Executive Officer

/s/ David P. Smeltzer
David P. Smeltzer
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.36	Form of Performance Share Unit Grant Agreement
10.37	Performance-Based Share Unit Grant Terms and Conditions
10.40	Form of Restricted Stock Unit Grant Agreement
10.41	Restricted Stock Unit Grant Terms and Conditions
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document