Form 10-Q
period 2015-06-30
AQUA AMERICA INC
filed 2015-08-06
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

July 24, 2015:  176,805,350

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Assets	2015	2014
Property, plant and equipment, at cost	$5,879,250	$5,707,017
Less: accumulated depreciation	1,356,963	1,305,027
Net property, plant and equipment	4,522,287	4,401,990
Current assets:
Cash and cash equivalents	4,615	4,138
Accounts receivable and unbilled revenues, net	109,478	96,999
Deferred income taxes	35,207	26,849
Inventory, materials and supplies	13,589	12,788
Prepayments and other current assets	12,471	11,748
Total current assets	175,360	152,522

Regulatory assets	771,561	725,591
Deferred charges and other assets, net	54,577	52,084
Investment in joint venture	42,536	43,334
Funds restricted for construction activity	15	47
Goodwill	33,942	31,184
Total assets	$5,600,278	$5,406,752
Liabilities and Equity
Aqua America stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 179,102.369 and 178,591,254 as of June 30, 2015 and December 31, 2014	$89,551	$89,296
Capital in excess of par value	766,067	758,145
Retained earnings	897,261	849,952
Treasury stock, at cost, 2,145,974 and 1,837,984 shares as of June 30, 2015 and December 31, 2014	(50,795)	(42,838)
Accumulated other comprehensive income	843	788
Total Aqua America stockholders' equity	1,702,927	1,655,343

Noncontrolling interest	-	40
Total equity	1,702,927	1,655,383

Long-term debt, excluding current portion	1,660,526	1,560,655
Commitments and contingencies (See Note 13)	-	-

Current liabilities:
Current portion of long-term debt	38,503	58,615
Loans payable	36,306	18,398
Accounts payable	47,510	63,035
Accrued interest	13,077	12,437
Accrued taxes	25,261	31,462
Other accrued liabilities	42,738	41,388
Total current liabilities	203,395	225,335

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,079,678	1,000,791
Customers' advances for construction	84,037	78,301
Regulatory liabilities	269,200	278,317
Other	94,933	109,692
Total deferred credits and other liabilities	1,527,848	1,467,101

Contributions in aid of construction	505,582	498,278
Total liabilities and equity	$5,600,278	$5,406,752

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	June 30,
	2015	2014

Operating revenues	$205,760	$195,307

Operating expenses:
Operations and maintenance	79,746	70,375
Depreciation	31,049	31,226
Amortization	924	746
Taxes other than income taxes	13,795	13,026
Total operating expenses	125,514	115,373

Operating income	80,246	79,934

Other expense (income):
Interest expense, net	18,900	19,093
Allowance for funds used during construction	(1,040)	(937)
Loss (gain) on sale of other assets	1	(140)
Equity loss in joint venture	84	1,251
Income from continuing operations before income taxes	62,301	60,667
Provision for income taxes	4,919	5,849
Income from continuing operations	57,382	54,818

Discontinued operations:
Income from discontinued operations before income taxes	-	1,253
Provision for income taxes	-	502
Income from discontinued operations	-	751
Net income attributable to common shareholders	$57,382	$55,569

Income from continuing operations per share:
Basic	$0.32	$0.31
Diluted	$0.32	$0.31

Income from discontinued operations per share:
Basic	$-	$0.00
Diluted	$-	$0.00

Net income per common share:
Basic	$0.32	$0.31
Diluted	$0.32	$0.31

Average common shares outstanding during the period:
Basic	177,084	177,058
Diluted	177,913	178,012

Cash dividends declared per common share	$0.165	$0.152

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014

Operating revenues	$396,086	$377,979

Operating expenses:
Operations and maintenance	152,935	142,061
Depreciation	61,549	62,207
Amortization	1,773	1,879
Taxes other than income taxes	28,416	25,128
	244,673	231,275

Operating income	151,413	146,704

Other expense (income):
Interest expense, net	37,565	38,403
Allowance for funds used during construction	(2,222)	(2,104)
(Gain) loss on sale of other assets	(168)	208
Equity loss in joint venture	798	1,937
Income from continuing operations before income taxes	115,440	108,260
Provision for income taxes	9,513	11,041
Income from continuing operations	105,927	97,219

Discontinued operations:
Income from discontinued operations before income taxes	-	2,025
Provision for income taxes	-	816
Income from discontinued operations	-	1,209
Net income attributable to common shareholders	$105,927	$98,428

Income from continuing operations per share:
Basic	$0.60	$0.55
Diluted	$0.60	$0.55

Income from discontinued operations per share:
Basic	$-	$0.01
Diluted	$-	$0.01

Net income per common share:
Basic	$0.60	$0.56
Diluted	$0.60	$0.55

Average common shares outstanding during the period:
Basic	176,987	176,949
Diluted	177,818	177,868

Cash dividends declared per common share	$0.330	$0.304

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income attributable to common shareholders	$57,382	$55,569	$105,927	$98,428
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on investments, net of tax (benefit) expense of $(11) and $68 for the three months and $29 and $106 for the six months ended June 30, 2015 and 2014, respectively	(21)	126	55	198
Reclassification adjustment for loss reported in net income, net of tax benefit of $134 for the six months ended June 30, 2014 (1)	-	-	-	249
Comprehensive income	$57,361	$55,695	$105,982	$98,875

(1) Amount of pre-tax loss of $383 reclassified from accumulated other comprehensive income to loss on sale of other assets on the consolidated statements of net income for the six months ended June 30, 2014.

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		June 30,	December 31,
		2015	2014
Aqua America stockholders' equity:
Common stock, $.50 par value		$89,551	$89,296
Capital in excess of par value		766,067	758,145
Retained earnings		897,261	849,952
Treasury stock, at cost		(50,795)	(42,838)
Accumulated other comprehensive income		843	788
Total Aqua America stockholders' equity		1,702,927	1,655,343

Noncontrolling interest		-	40

Total equity		1,702,927	1,655,383

Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	5,288	5,653
1.00% to 1.99%	2016 to 2035	23,926	24,871
2.00% to 2.99%	2024 to 2031	16,623	15,578
3.00% to 3.99%	2016 to 2047	189,674	190,875
4.00% to 4.99%	2020 to 2054	483,971	484,168
5.00% to 5.99%	2016 to 2043	221,881	242,102
6.00% to 6.99%	2015 to 2036	64,954	64,944
7.00% to 7.99%	2022 to 2027	34,097	34,424
8.00% to 8.99%	2021 to 2025	18,709	18,907
9.00% to 9.99%	2018 to 2026	27,800	27,800
10.00% to 10.99%	2018	6,000	6,000
		1,092,923	1,115,322

Notes payable to bank under revolving credit agreement, variable rate, due 2017		72,158	72,000
Unsecured notes payable:
Bank notes at 1.921% and 1.975% due 2017 and 2018		100,000	50,000
Notes at 3.57% and 3.59% due 2027 and 2030		120,000	50,000
Notes ranging from 4.62% to 4.87%, due 2016 through 2024		144,400	144,400
Notes ranging from 5.20% to 5.95%, due 2016 through 2037		169,548	187,548
Total long-term debt		1,699,029	1,619,270

Current portion of long-term debt		38,503	58,615
Long-term debt, excluding current portion		1,660,526	1,560,655
Total capitalization		$3,363,453	$3,216,038

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income	Interest	Total
Balance at December 31, 2014	$89,296	$758,145	$849,952	$(42,838)	$788	$40	$1,655,383
Net income	-	-	105,927	-	-	-	105,927
Other comprehensive income, net of income tax of $29	-	-	-	-	55	-	55
Dividends	-	-	(58,396)	-	-	-	(58,396)
Repurchase of stock (307,990 shares)	-	-	-	(7,957)	-	-	(7,957)
Equity compensation plan (305,701 shares)	152	(152)	-	-	-	-	-
Exercise of stock options (205,414 shares)	103	3,349	-	-	-	-	3,452
Stock-based compensation	-	3,682	(222)	-	-	-	3,460
Employee stock plan tax benefits	-	1,498	-	-	-	-	1,498
Other	-	(455)	-	-	-	(40)	(495)
Balance at June 30, 2015	$89,551	$766,067	$897,261	$(50,795)	$843	$-	$1,702,927

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$105,927	$98,428
Income from discontinued operations	-	1,209
Income from continuing operations	105,927	97,219
Adjustments to reconcile income from continuing operations
to net cash flows from operating activities:
Depreciation and amortization	63,322	64,086
Deferred income taxes	5,392	7,845
Provision for doubtful accounts	2,233	3,141
Stock-based compensation	3,682	3,538
(Gain) loss on sale of other assets	(168)	208
Net change in receivables, inventory and prepayments	(17,430)	(11,087)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	2,319	4,740
Other	(8,259)	(15,050)
Operating cash flows from continuing operations	157,018	154,640
Operating cash flows used in discontinued operations, net	-	(582)
Net cash flows from operating activities	157,018	154,058
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $570 and $649	(150,284)	(131,966)
Acquisitions of utility systems and other, net	(25,919)	(4,467)
Release of funds previously restricted for construction activity	32	-
Net proceeds from the sale of utility system and other assets	290	308
Other	(1,296)	(30)
Investing cash flows used in continuing operations	(177,177)	(136,155)
Investing cash flows from discontinued operations, net	-	2
Net cash flows used in investing activities	(177,177)	(136,153)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	2,872	3,182
Repayments of customers' advances	(1,695)	(1,294)
Net proceeds of short-term debt	17,908	3,622
Proceeds from long-term debt	238,457	116,074
Repayments of long-term debt	(158,824)	(70,910)
Change in cash overdraft position	(16,047)	(19,128)
Proceeds from exercised stock options	3,452	4,692
Stock-based compensation windfall tax benefits	1,320	1,217
Repurchase of common stock	(7,957)	(2,349)
Dividends paid on common stock	(58,396)	(53,787)
Other	(454)	(362)
Financing cash flows from (used) in continuing operations	20,636	(19,043)
Financing cash flows used in discontinued operations, net	-	(62)
Net cash flows from (used) in financing activities	20,636	(19,105)
Net change in cash and cash equivalents	477	(1,200)
Cash and cash equivalents at beginning of period	4,138	5,058
Cash and cash equivalents at end of period	$4,615	$3,858

Non-cash investing activity:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$27,551	$20,356

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at June 30, 2015, the consolidated statements of net income and comprehensive income for the three and six months ended June 30, 2015 and 2014, the consolidated statements of cash flow for the six months ended June 30, 2015 and 2014, and the consolidated statement of equity for the six months ended June 30, 2015 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented.  Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.  The December 31, 2014 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2014 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

Note 2 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated

Balance at December 31, 2014	$24,564	$6,620	$31,184
Goodwill acquired	-	12	12
Reclassifications (to) from utility plant acquisition adjustment, net	2,758	-	2,758
Other	-	(12)	(12)
Balance at June 30, 2015	$27,322	$6,620	$33,942

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

Note 3 – Acquisitions

In May 2015, the Company acquired the water utility systems assets of Mt. Jewett Borough water system located in Hamlin Township, Pennsylvania serving approximately 440 customers.  The total purchase price consisted of $1,166 in cash.

In April 2015, the Company acquired the water and wastewater utility system assets of North Maine Utilities located in the Village of Glenview, Illinois serving approximately 7,400 customers.  The total purchase price consisted of $23,079 in cash.  The purchase price allocation for this acquisition consists primarily of acquired property, plant and equipment.

In December 2014, the Company acquired the water utility system assets of Lake Mohawk and Lake Tomahawk utilities located in Northeastern Ohio serving approximately 1,250 customers.  The total purchase price consisted of $1,770 in cash.

In December 2014, the Company acquired a business that specializes in providing water distribution system services to prevent the contamination of potable water, including training to waterworks operators.  The total purchase price consisted of $1,800 in cash, of which $700 was paid in the first quarter of 2015.  This business is included in the Company’s market-based activities.

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

In August 2014, the Company acquired a business that specializes in the inspection, cleaning and repair of storm and sanitary sewer lines.  The total purchase price consisted of $3,010 in cash, of which a total of $810 is contingent upon satisfying certain annual performance targets over a three-year period.  This business is included in the Company’s market-based activities.

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

A summary of discontinued operations presented in the consolidated statements of net income include the following:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Operating revenues	$1,720	$3,299
Total operating expenses	467	1,140
Operating income	1,253	2,159
Other expense:
Loss on sale	-	134
Income from discontinued operations before income taxes	1,253	2,025
Provision for income taxes	502	816
Income from discontinued operations	$751	$1,209

As of June 30,  2015 and December 31, 2014, there were no assets or liabilities associated with the Company’s discontinued operations.

]

Note 5 – Capitalization

In May 2015, the Company issued $70,000 of senior unsecured notes due in 2030 with an interest rate of 3.59%.  The proceeds were used to repay existing indebtedness and for general corporate purposes.

In May 2015, Aqua Pennsylvania entered into a $50,000 three-year unsecured loan at an interest rate of 1.975%.  The proceeds from this loan were used for refinancing existing indebtedness and general working capital purposes.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended June 30, 2015.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of funds restricted for construction activity and loans payable are determined based on their carrying amount and utilizing Level 1 methods and assumptions.  As of June 30, 2015 and December 31, 2014, the carrying amount of the Company’s funds restricted for construction activity was $15 and $47, respectively, which equates to their estimated fair value.  As of June 30, 2015 and December 31, 2014, the carrying amount of the Company’s loans payable was $36,306 and $18,398, respectively, which equates to their estimated fair value.  The fair value of cash and cash equivalents, which is comprised of a money

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

market fund, is determined based on the net asset value per unit utilizing Level 2 methods and assumptions.  As of June 30, 2015 and December 31, 2014, the carrying amounts of the Company's cash and cash equivalents was $4,615 and $4,138, respectively, which equates to their fair value.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	June 30,	December 31,
	2015	2014
Carrying Amount	$1,699,029	$1,619,270
Estimated Fair Value	1,846,885	1,694,424

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.  The Company’s customers’ advances for construction have a carrying value of $84,037 as of June 30, 2015, and $78,301 as of December 31, 2014.  Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases.  Portions of these non-interest bearing instruments are payable annually through 2025 and amounts not paid by the respective contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Average common shares outstanding during the period for basic computation	177,084	177,058	176,987	176,949
Dilutive effect of employee stock-based compensation	829	954	831	919
Average common shares outstanding during the period for diluted computation	177,913	178,012	177,818	177,868

For the three and six months ended June 30, 2015 and 2014, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

the stock options was less than the average market price of the Company’s common stock during these periods.

Note 8 – Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan, as amended as of February 27, 2014, (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 3,125,000 shares under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the 2009 Plan.  During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the 2009 Plan.  Awards under the 2009 Plan are made by a committee of the Board of Directors of the Company, or in the case of awards to non-employee directors, by the Board of Directors of the Company.  At June 30, 2015,  4,234,045 shares underlying stock-based compensation awards were still available for grants under the 2009 Plan.    No further grants may be made under the 2004 Plan.

Performance Share Units – A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting period, generally three years.  Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals.  The following table provides compensation costs for stock-based compensation related to PSUs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock-based compensation within operations and maintenance expenses	$1,562	$1,467	$2,639	$2,469
Income tax benefit	637	601	1,075	1,011

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes nonvested PSU transactions for the six months ended June 30, 2015:

	Number	Weighted
	of	Average
	Share Units	Fair Value

Nonvested share units at December 31, 2014	582,644	$22.98
Granted	123,820	26.54
Performance criteria adjustment	15,363	25.59
Forfeited	(7,457)	25.86
Share units vested	(83,300)	26.25
Share units issued	(217,014)	18.49
Nonvested share units at June 30, 2015	414,056	$25.78

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted during the six months ended June 30, 2015 and 2014 was $26.54 and $25.31, respectively.  The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months.  The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.  The recording of compensation expense for PSUs has no impact on net cash flows.

On July 1, 2015, in association with the appointment of the Company’s Executive Vice President and President and Chief Operating Officer, Regulated Operations, to Chief Executive Officer (“CEO”), the Company granted 9,892 PSUs to the CEO.  The fair market value of the PSUs granted is $25.80 per unit.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock-based compensation within operations and maintenance expenses	$415	$295	$678	$532
Income tax benefit	172	122	281	220

The following table summarizes nonvested RSU transactions for the six months ended June 30, 2015:

	Number	Weighted
	of	Average
	Stock Units	Fair Value

Nonvested stock units at December 31, 2014	122,565	$22.29
Granted	37,650	26.26
Stock units vested in prior period and issued in current period	11,500	17.99
Stock units vested but not issued	(12,900)	24.75
Stock units vested and issued	(74,887)	20.26
Forfeited	(1,563)	24.72
Nonvested stock units at June 30, 2015	82,365	$24.92

The per unit weighted-average fair value at the date of grant for RSUs granted during the six months ended June 30, 2015 and 2014 was $26.26 and $24.80, respectively.

On July 1, 2015, in association with the appointment of the Company’s Executive Vice President and President and Chief Operating Officer, Regulated Operations, to CEO, the Company granted 4,935 RSUs to the CEO.  The fair market value of the RSUs granted is $24.80 per unit.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Stock Options – The following table provides the income tax benefit for stock-based compensation related to stock options granted in prior periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income tax benefit	$11	$23	$115	$96

For the six months ended June 30, 2015 and 2014, there were no compensation costs for stock-based compensation related to stock options, as stock options were fully amortized in 2013.  Additionally, there were no stock options granted during the six months ended June 30, 2015 or 2014.

The following table summarizes stock option transactions for the six months ended June 30, 2015:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2014	1,084,992	$17.06
Forfeited	-	-
Expired	-	-
Exercised	(205,414)	16.81
Outstanding and exercisable at June 30, 2015	879,578	$17.12	2.8	$6,481

Restricted Stock – The following table provides compensation costs for stock-based compensation related to restricted stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock-based compensation within operations and maintenance expenses	$-	$445	$-	$537
Income tax benefit	-	185	-	223

For the six months ended June 30, 2015, there were no compensation costs for stock-based compensation related to restricted stock, as restricted stock was fully amortized in 2014.  Additionally, there was no restricted stock granted during the six months ended June 30, 2015 or 2014.

Stock Awards – On June 3, 2015, the Company granted an aggregate of 13,800 shares of common stock to the non-employee members of the Board of Directors continuing in office.  The fair market value of the shares is $26.44 per share.  The shares granted are not subject to any restrictions.  In the second quarter of 2015, the Company recognized $365 of compensation expense and an income tax benefit of $151 associated with this grant.

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

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$925	$1,143	$1,850	$2,286
Interest cost	3,222	3,512	6,444	7,024
Expected return on plan assets	(4,674)	(4,305)	(9,348)	(8,610)
Amortization of prior service cost	43	69	86	138
Amortization of actuarial loss	1,532	500	3,064	1,000
Net periodic benefit cost	$1,048	$919	$2,096	$1,838

	Other
	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$273	$283	$679	$595
Interest cost	681	722	1,439	1,459
Expected return on plan assets	(731)	(686)	(1,461)	(1,369)
Amortization of prior service cost	(211)	(68)	(265)	(142)
Amortization of actuarial loss	309	59	663	141
Net periodic benefit cost	$321	$310	$1,055	$684

The Company made cash contributions of $13,756 to its Pension Plan during the first six months of 2015,  which completes the Company’s 2015 cash contributions.

Note 10 – Water and Wastewater Rates

During the first six months of 2015, the Company’s operating divisions in Illinois, Ohio, and Texas were granted base rate increases designed to increase total operating revenues on an annual basis by $3,347.  Further, during the first six months of 2015, the Company’s operating divisions in New Jersey, Illinois, Pennsylvania (wastewater), and North Carolina received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $1,626.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 11 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Property	$7,007	$6,254	$13,831	$11,078
Capital stock	541	521	1,080	1,023
Gross receipts, excise and franchise	2,554	2,970	4,996	5,749
Payroll	2,075	1,610	5,353	4,263
Regulatory assessments	687	590	1,340	1,183
Other	931	1,081	1,816	1,832
Total taxes other than income	$13,795	$13,026	$28,416	$25,128

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 12 – Segment Information

The Company has identified ten operating segments and has one reportable segment named the “Regulated” segment.  The reportable segment is comprised of eight operating segments for the Company’s water and wastewater regulated utility companies which are organized by the states where we provide these services.  In addition, two segments are not quantitatively significant to be reportable and are comprised of the Company’s market-based activities:  Aqua Resources, Inc. and Aqua Infrastructure, LLC.  Aqua Resources provides liquid waste hauling and disposal; water and wastewater service through operating and maintenance contracts with municipal authorities and other parties in close proximity to our utility companies’ service territories; offers, through a third party, water and wastewater line repair service and protection solutions to households; inspects, cleans and repairs storm and sanitary wastewater lines; installs and tests devices that prevent the contamination of potable water; designs and builds water and wastewater systems; and provides other market-based water and wastewater services.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.  These two segments are included as a component of “Other” in the tables below.  Also included in “Other” are corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.  Corporate costs include general and administrative expense, and interest expense.

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$196,932	$8,828	$205,760	$189,678	$5,629	$195,307
Operations and maintenance expense	71,248	8,498	79,746	67,516	2,859	70,375
Depreciation	30,948	101	31,049	31,224	2	31,226
Operating income (loss)	80,649	(403)	80,246	77,436	2,498	79,934
Interest expense, net of allowance for funds used during construction	16,904	956	17,860	17,045	1,111	18,156
Income tax expense (benefit)	5,429	(510)	4,919	5,783	66	5,849
Income (loss) from continuing operations	58,311	(929)	57,382	54,745	73	54,818

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$377,496	$18,590	$396,086	$367,877	$10,102	$377,979
Operations and maintenance expense	138,266	14,669	152,935	135,972	6,089	142,061
Depreciation	61,386	163	61,549	62,105	102	62,207
Operating income	149,273	2,140	151,413	143,855	2,849	146,704
Interest expense, net of allowance for funds used during construction	33,624	1,719	35,343	33,849	2,450	36,299
Income tax expense (benefit)	9,796	(283)	9,513	11,869	(828)	11,041
Income (loss) from continuing operations	106,016	(89)	105,927	98,366	(1,147)	97,219
Capital expenditures	150,063	221	150,284	131,092	874	131,966

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
	2015	2014
Total assets:
Regulated	$5,380,811	$5,195,191
Other	219,467	211,561
Consolidated	$5,600,278	$5,406,752

Note 13 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of June 30, 2015, the aggregate amount of $11,963 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated.  For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Further, the Company has insurance coverage for certain of these loss contingencies, and as of June 30, 2015, estimates that approximately $1,253 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The Company’s reserve for these claims totaled $1,468 at June 30, 2015 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14 – Income Taxes

During the six months ended June 30, 2015, the Company utilized $25,820 of its Federal net operating loss carryforward (“NOL”).  In addition, during the six months ended June 30, 2015, the Company utilized $2,156 of its state NOL carryforward.  As of June 30, 2015, the balance of the Company’s Federal NOL was $183,753.  The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance.  As of June 30, 2015, the balance of the Company’s gross state NOL was $552,333, a portion of which is offset by a valuation allowance because the Company does not believe the NOLs are more likely than not to be realized.  The Company’s Federal and state NOL carryforwards begin to expire in 2032 and 2023, respectively.   The Company has unrecognized tax positions that result in the associated tax benefit being unrecognized.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $57,503 and $83,543, respectively.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $241,255 and $635,876, respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

In accordance with a 2012 settlement agreement with the Pennsylvania Public Utility Commission, Aqua Pennsylvania expenses, for tax purposes, qualifying utility asset improvement costs, which results in a substantial reduction in income tax expense and greater net income and cash flows.  The Company’s effective income tax rate for the second quarter of 2015 and 2014, for its continuing operations, was 7.9% and 9.6%, respectively, and for the first six months of 2015 and 2014, for its continuing operations, was 8.2% and 10.2% respectively.

As of June 30, 2015, the total gross unrecognized tax benefit was $25,200, of which $14,425, if recognized, would affect the Company’s effective tax rate as a result of the regulatory treatment afforded for qualifying infrastructure improvements in Pennsylvania.  At December 31, 2014, the Company had unrecognized tax benefits of $25,292.

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

In May 2014, the FASB issued updated accounting guidance on recognizing revenue from contracts with customers, which outlines a single comprehensive model that an entity will apply to determine the measurement of revenue and timing of when it is recognized.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  The updated guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  In July 2015, the FASB approved a one year deferral to the original effective date of this guidance.  The updated guidance is effective for reporting periods beginning after December 15, 2017, and will be applied retrospectively.  The Company is currently evaluating the requirements of the updated guidance to determine the impact of adoption.

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

General Information

Aqua America, Inc. (“we”,  “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia.  Our largest operating subsidiary, Aqua Pennsylvania, Inc., provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania.  Our other regulated utility subsidiaries provide similar services in seven other states.  In addition, the Company’s market-based activities are conducted through Aqua Resources, Inc. and Aqua Infrastructure, LLC.  Aqua Resources provides liquid waste hauling and disposal; water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories; offers, through a third party, water and wastewater line repair service and protection solutions to households; inspects, cleans and repairs storm and sanitary wastewater lines; installs and tests devices that prevent the contamination of potable water; designs and builds water and wastewater systems; and provides other market-based water and wastewater services.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.

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

Financial Condition

During the first six months of 2015, we had $150,284 of capital expenditures, expended $25,919 primarily for the acquisition of water and wastewater utility systems, issued $238,457 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $158,824. The capital expenditures were related to new and rehabilitated water mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.  The issuance of long-term debt was comprised principally of the funds borrowed under our revolving credit facility of $103,000, the proceeds from the issuance of $70,000 of senior unsecured notes due in 2030, and the funds borrowed under a three-year unsecured loan of $50,000.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

At June 30, 2015, we had $4,615 of cash and cash equivalents compared to $4,138 at December 31, 2014.  During the first six months of 2015, we used the proceeds from the issuance of long-term debt and internally generated funds to fund the cash requirements discussed above and to pay dividends.

At June 30, 2015, our $200,000 unsecured revolving credit facility, which expires in March 2017, had $106,581 available for borrowing.  At June 30, 2015, we had short-term lines of credit of $160,500, of which $124,194 was available for borrowing.  One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of June 30, 2015, $68,434 was available for borrowing.

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

On June 7, 2012, Aqua Pennsylvania reached a settlement agreement in its rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provided for a reduction in current income tax expense as a result of the recognition of qualifying income tax benefits upon Aqua Pennsylvania changing its tax accounting method to permit the expensing of qualifying utility asset improvement costs that have historically been capitalized and depreciated for book and tax purposes.  In December 2012, Aqua Pennsylvania implemented this change, which resulted in a substantial reduction in income tax expense and greater net income and cash flow, and as a result allowed Aqua Pennsylvania to suspend its water Distribution System Improvement Charges in 2013 and lengthen the amount of time until the next Aqua Pennsylvania rate case is filed.  During 2013 and 2014, our non-Pennsylvania regulated operating divisions implemented this change.  These divisions currently do not employ a method of accounting that provides for a reduction in current income taxes as a result of the recognition of income tax benefits, and as such the change in the Company’s tax method of accounting in these other operating divisions has no impact on our effective income tax rate.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Analysis of Second Quarter of 2015 Compared to Second Quarter of 2014

Unless specifically noted, the following discussion of the Company’s results of operations for the second quarter of 2015 refers to the Company’s results of operations from continuing operations.

Revenues increased by $10,453 or 5.4%, primarily due to an increase in market-based activities revenues of $3,232 principally associated with acquisitions, an increase in customer water consumption, an increase in water and wastewater rates of $2,345, and additional water and wastewater revenues of 2,241 associated with a larger customer base due to acquisitions, offset by a decrease in infrastructure rehabilitation surcharges of $1,135.

Operations and maintenance expenses increased by $9,371 or 13.3%, primarily due to additional operating costs associated with acquired utility systems and market-based activities of $4,774, the recording of a reserve of $1,862 for water rights held for future use, leadership transition expenses of $1,848, the effect of the favorable recognition of a regulatory asset in the second quarter of 2014 of $1,575, an increase in legal expense of $667, and an increase in water production costs of $630, offset by a decrease in postretirement benefits expense of $1,083 and a decrease in the Company’s self-insured employee medical benefit program expense of $535.

Depreciation expense decreased by $177 or 0.6%, primarily due to the implementation of new depreciation rates, in January 2015, for our Pennsylvania operating subsidiary.

Amortization expense increased by $178, primarily due to the amortization of costs associated with, and other costs being recovered in, various rate filings.

Taxes other than income taxes increased by $769 or 5.9%, primarily due to an increase in property taxes of $753 primarily for our Ohio operating subsidiary resulting from an increase in taxable property and an increase in the property tax rate.

Interest expense decreased by $193 or 1.0%, primarily due to a decrease in the effective interest rate on average borrowings as compared to the second quarter of 2014, offset by an increase in average borrowings.

Allowance for funds used during construction (“AFUDC”) increased by $103, primarily due to an increase in the AFUDC rate.

Our effective income tax rate was 7.9% in the second quarter of 2015 and 9.6% in the second quarter of 2014.  The effective income tax rate decreased due to the effect of additional tax deductions recognized in the second quarter of 2015 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Income from continuing operations increased by $2,564 or 4.7%, primarily as a result of the factors described above.  On a diluted per share basis, income from continuing operations increased by $0.01, reflecting the change in income from continuing operations.

Income from discontinued operations decreased by $751, primarily as a result of the sale of our water utility system in southwest Allen County, Indiana completed in the fourth quarter of 2014.

Net income attributable to common shareholders increased by $1,813 or 3.3%, primarily as a result of the factors described above.  On a diluted per share basis, earnings increased by $0.01 reflecting the change in net income attributable to common shareholders.

Analysis of First Six Months of 2015 Compared to First Six Months of 2014

Unless specifically noted, the following discussion of the Company’s results of operations for the first six months of 2015 refers to the Company’s results of operations from continuing operations.

Revenues increased by $18,107 or 4.8%, primarily due to an increase in market-based activities revenues of $8,549 principally associated with acquisitions, an increase in water and wastewater rates of $5,222, additional water and wastewater revenues of $3,159 associated with a larger customer base due to acquisitions, and an increase in customer water consumption, offset by a decrease in infrastructure rehabilitation surcharges of $1,996.

Operations and maintenance expenses increased by $10,874 or 7.7%, primarily due to additional operating costs associated with acquired utility systems and market-based activities of $9,135, the recording of a reserve of $1,862 for water rights held for future use, leadership transition expenses of $1,848, the effect of the favorable recognition of a regulatory asset in the second quarter of 2014 of $1,575, an increase in water production costs of $1,461,  and an increase in legal expense of $1,023, offset by a decrease in postretirement benefits expense of $1,841, a decrease in the Company’s self-insured employee medical benefit program expense of $1,464, a decrease in bad debt expense of $1,008, and reduced operating costs of $662 associated with severe winter weather conditions experienced in many of our service territories in the first quarter of 2014.  The increase in water production costs of $1,461 is primarily due to an increase in energy costs resulting from the extreme cold temperatures experienced in many of our service territories in the first quarter of 2015.

Depreciation expense decreased by $658 or 1.1%, primarily due to the implementation of new depreciation rates, in January 2015, for our Pennsylvania operating subsidiary.

Amortization expense decreased by $106, primarily due to the completion of the recovery of our costs associated with various completed rate filings.

Taxes other than income taxes increased by $3,288 or 13.1%, primarily due to an increase in property taxes of $2,753 largely due to the effect of a non-recurring credit realized in the first quarter of 2014 that resulted in a reduction in property taxes for our Ohio operating subsidiary.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Interest expense decreased by $838 or 2.2%, primarily due to a decrease in the effective interest rate on average borrowings as compared to the first six months of 2014, offset by an increase in average borrowings.

Allowance for funds used during construction increased by $118, primarily due to an increase in the AFUDC rate.

Our effective income tax rate was 8.2% in the first six months of 2015 and 10.2% in the first six months of 2014.  The effective income tax rate decreased due to the effect of additional tax deductions recognized in the first six months of 2015 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Income from continuing operations increased by $8,708 or 9.0%, primarily as a result of the factors described above.  On a diluted per share basis, income from continuing operations increased by $0.05, reflecting the change in income from continuing operations.

Income from discontinued operations decreased by $1,209, primarily as a result of the sale of our water utility system in southwest Allen County, Indiana completed in the fourth quarter of 2014.

Net income attributable to common shareholders increased by $7,499 or 7.6%, primarily as a result of the factors described above.  On a diluted per share basis, earnings increased by $0.05 reflecting the change in net income attributable to common shareholders.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended June 30, 2015:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)
April 1-30, 2015	820	$26.94	-	1,125,348
May 1-31, 2015	-	$-	-	1,125,348
June 1-30, 2015	166,186	$25.16	161,000	964,348
Total	167,006	$25.16	161,000	964,348

(1)

These amounts include the following:  (a) 5,186 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of PSUs, RSUs, or restricted stock; and (b) 820 shares we acquired from employees who elected to pay the exercise price of their stock options (and then hold shares of the stock), upon exercise, by delivering to us shares of our common stock in accordance with the terms of our equity compensation plan that were previously approved by our shareholders and disclosed in our proxy statements.  These features of our equity compensation plan are available to all employees who receive stock-based compensation under the plan.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the PSU, RSU, or restricted stock awards or on the day prior to the option exercise.

(2)

On October 4, 2013, our Board of Directors approved a resolution authorizing the repurchase of up to 685,348 of our outstanding shares.  This authorization renewed the number of shares that had remained, when affected for stock splits, from an existing buy-back authorization from 1997.  As of June 30, 2015, there are no shares left for purchase under this program.  In December 2014, our Board of Directors authorized a share buyback program of up to 1,000,000 shares to minimize share dilution through timely and orderly share repurchases.  This program expires on the earliest of December 31, 2015 or when all authorized repurchases have been made.

Item 6 – Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 6, 2015

Aqua America, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
President and
Chief Executive Officer

/s/ David P. Smeltzer
David P. Smeltzer
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement, dated June 3, 2015, between Aqua America, Inc. and Christopher Franklin* (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 3, 2015)
10.2	Amendment to Employment Agreement, dated July 7, 2015, between Aqua America, Inc. and Nicholas DeBenedictis* (Incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 7, 2015)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document

*Indicates management contract