Form 10-Q
period 2015-09-30
AQUA AMERICA INC
filed 2015-11-06
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

October 23, 2015:  176,428,025

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Assets	2015	2014
Property, plant and equipment, at cost	$5,985,452	$5,707,017
Less: accumulated depreciation	1,379,940	1,305,027
Net property, plant and equipment	4,605,512	4,401,990
Current assets:
Cash and cash equivalents	4,071	4,138
Accounts receivable and unbilled revenues, net	111,076	96,999
Deferred income taxes	28,483	26,849
Inventory, materials and supplies	12,924	12,788
Prepayments and other current assets	11,753	11,748
Total current assets	168,307	152,522

Regulatory assets	799,858	725,591
Deferred charges and other assets, net	52,364	52,084
Investment in joint venture	41,397	43,334
Funds restricted for construction activity	-	47
Goodwill	33,907	31,184
Total assets	$5,701,345	$5,406,752
Liabilities and Equity
Aqua America stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 179,192,150 and 178,591,254 as of September 30, 2015 and December 31, 2014	$89,596	$89,296
Capital in excess of par value	768,428	758,145
Retained earnings	933,144	849,952
Treasury stock, at cost, 2,633,430 and 1,837,984 shares as of September 30, 2015 and December 31, 2014	(63,106)	(42,838)
Accumulated other comprehensive income	619	788
Total Aqua America stockholders' equity	1,728,681	1,655,343

Noncontrolling interest	-	40
Total equity	1,728,681	1,655,383

Long-term debt, excluding current portion	1,681,114	1,560,655
Commitments and contingencies (See Note 13)	-	-

Current liabilities:
Current portion of long-term debt	47,599	58,615
Loans payable	28,030	18,398
Accounts payable	45,077	63,035
Accrued interest	21,155	12,437
Accrued taxes	27,048	31,462
Other accrued liabilities	47,113	41,388
Total current liabilities	216,022	225,335

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,115,672	1,000,791
Customers' advances for construction	87,253	78,301
Regulatory liabilities	264,346	278,317
Other	98,043	109,692
Total deferred credits and other liabilities	1,565,314	1,467,101

Contributions in aid of construction	510,214	498,278
Total liabilities and equity	$5,701,345	$5,406,752

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	September 30,
	2015	2014
Operating revenues	$221,051	$210,535

Operating expenses:
Operations and maintenance	78,519	72,374
Depreciation	31,981	29,482
Amortization	816	806
Taxes other than income taxes	14,663	12,815
Total operating expenses	125,979	115,477

Operating income	95,072	95,058

Other expense (income):
Interest expense, net	19,239	18,990
Allowance for funds used during construction	(1,708)	(1,195)
Gain on sale of other assets	(170)	(75)
Equity loss in joint venture	698	736
Income from continuing operations before income taxes	77,013	76,602
Provision for income taxes	9,584	8,891
Income from continuing operations	67,429	67,711

Discontinued operations:
Income from discontinued operations before income taxes	-	472
Provision for income taxes	-	187
Income from discontinued operations	-	285
Net income attributable to common shareholders	$67,429	$67,996

Income from continuing operations per share:
Basic	$0.38	$0.38
Diluted	$0.38	$0.38

Income from discontinued operations per share:
Basic	$-	$0.00
Diluted	$-	$0.00

Net income per common share:
Basic	$0.38	$0.38
Diluted	$0.38	$0.38

Average common shares outstanding during the period:
Basic	176,704	176,900
Diluted	177,495	177,908

Cash dividends declared per common share	$0.178	$0.165

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
Operating revenues	$617,137	$588,514

Operating expenses:
Operations and maintenance	231,454	214,435
Depreciation	93,530	91,689
Amortization	2,589	2,685
Taxes other than income taxes	43,079	37,943
	370,652	346,752

Operating income	246,485	241,762

Other expense (income):
Interest expense, net	56,804	57,393
Allowance for funds used during construction	(3,930)	(3,299)
(Gain) loss on sale of other assets	(338)	133
Equity loss in joint venture	1,496	2,673
Income from continuing operations before income taxes	192,453	184,862
Provision for income taxes	19,097	19,932
Income from continuing operations	173,356	164,930

Discontinued operations:
Income from discontinued operations before income taxes	-	2,497
Provision for income taxes	-	1,003
Income from discontinued operations	-	1,494
Net income attributable to common shareholders	$173,356	$166,424

Income from continuing operations per share:
Basic	$0.98	$0.93
Diluted	$0.98	$0.93

Income from discontinued operations per share:
Basic	$-	$0.01
Diluted	$-	$0.01

Net income per common share:
Basic	$0.98	$0.94
Diluted	$0.98	$0.94

Average common shares outstanding during the period:
Basic	176,891	176,933
Diluted	177,670	177,872

Cash dividends declared per common share	$0.508	$0.469

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$67,429	$67,996	$173,356	$166,424
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on investments, net of tax (benefit) expense of $(120) and $(33) for the three months and $(90) and $73 for the nine months ended September 30, 2015 and 2014, respectively	(223)	(62)	(169)	136
Reclassification adjustment for loss reported in net income, net of tax benefit of $134 for the nine months ended September 30, 2014 (1)	-	-	-	249
Comprehensive income	$67,206	$67,934	$173,187	$166,809

(1) Amount of pre-tax loss of $383 reclassified from accumulated other comprehensive income to loss on sale of other assets on the consolidated statements of net income for the nine months ended September 30, 2014.

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		September 30,	December 31,
		2015	2014
Aqua America stockholders' equity:
Common stock, $.50 par value		$89,596	$89,296
Capital in excess of par value		768,428	758,145
Retained earnings		933,144	849,952
Treasury stock, at cost		(63,106)	(42,838)
Accumulated other comprehensive income		619	788
Total Aqua America stockholders' equity		1,728,681	1,655,343

Noncontrolling interest		-	40

Total equity		1,728,681	1,655,383

Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	5,148	5,653
1.00% to 1.99%	2016 to 2035	22,159	24,871
2.00% to 2.99%	2024 to 2031	18,597	15,578
3.00% to 3.99%	2016 to 2047	187,882	190,875
4.00% to 4.99%	2020 to 2054	483,837	484,168
5.00% to 5.99%	2016 to 2043	221,545	242,102
6.00% to 6.99%	2015 to 2036	64,960	64,944
7.00% to 7.99%	2022 to 2027	33,930	34,424
8.00% to 8.99%	2021 to 2025	18,607	18,907
9.00% to 9.99%	2018 to 2026	27,100	27,800
10.00% to 10.99%	2018	6,000	6,000
		1,089,765	1,115,322

Notes payable to bank under revolving credit agreement, variable rate, due 2017		105,000	72,000
Unsecured notes payable:
Bank notes at 1.921% and 1.975% due 2017 and 2018		100,000	50,000
Notes at 3.57% and 3.59% due 2027 and 2030		120,000	50,000
Notes ranging from 4.62% to 4.87%, due 2016 through 2024		144,400	144,400
Notes ranging from 5.20% to 5.95%, due 2016 through 2037		169,548	187,548
Total long-term debt		1,728,713	1,619,270

Current portion of long-term debt		47,599	58,615
Long-term debt, excluding current portion		1,681,114	1,560,655
Total capitalization		$3,409,795	$3,216,038

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Stock	Income	Interest	Total
Balance at December 31, 2014	$89,296	$758,145	$849,952	$(42,838)	$788	$40	$1,655,383
Net income	-	-	173,356	-	-	-	173,356
Other comprehensive loss, net of income tax benefit of $90	-	-	-	-	(169)	-	(169)
Dividends	-	-	(89,842)	-	-	-	(89,842)
Sale of stock (14,441 shares)	7	337	-	-	-	-	344
Repurchase of stock (795,446 shares)	-	-	-	(20,268)	-	-	(20,268)
Equity compensation plan (319,839 shares)	160	(160)	-	-	-	-	-
Exercise of stock options (266,616 shares)	133	4,385	-	-	-	-	4,518
Stock-based compensation	-	4,728	(322)	-	-	-	4,406
Employee stock plan tax benefits	-	1,648	-	-	-	-	1,648
Other	-	(655)	-	-	-	(40)	(695)
Balance at September 30, 2015	$89,596	$768,428	$933,144	$(63,106)	$619	$-	$1,728,681

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$173,356	$166,424
Income from discontinued operations	-	1,494
Income from continuing operations	173,356	164,930
Adjustments to reconcile income from continuing operations
to net cash flows from operating activities:
Depreciation and amortization	96,119	94,374
Deferred income taxes	13,855	15,055
Provision for doubtful accounts	3,693	4,648
Stock-based compensation	4,728	5,145
(Gain) loss on sale of other assets	(338)	133
Net change in receivables, inventory and prepayments	(18,677)	(13,928)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	16,450	16,241
Other	(6,804)	(11,023)
Operating cash flows from continuing operations	282,382	275,575
Operating cash flows used in discontinued operations, net	-	(1,142)
Net cash flows from operating activities	282,382	274,433
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $1,015 and $1,033	(257,478)	(220,739)
Acquisitions of utility systems and other, net	(26,327)	(11,677)
Release of funds previously restricted for construction activity	47	-
Net proceeds from the sale of utility system and other assets	513	386
Other	(1,027)	513
Investing cash flows used in continuing operations	(284,272)	(231,517)
Investing cash flows from discontinued operations, net	-	(77)
Net cash flows used in investing activities	(284,272)	(231,594)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	4,286	4,510
Repayments of customers' advances	(2,332)	(2,107)
Net proceeds of short-term debt	9,632	(29,743)
Proceeds from long-term debt	313,440	221,058
Repayments of long-term debt	(203,851)	(128,395)
Change in cash overdraft position	(14,918)	(16,883)
Proceeds from issuing common stock	344	-
Proceeds from exercised stock options	4,518	4,870
Stock-based compensation windfall tax benefits	1,469	1,235
Repurchase of common stock	(20,268)	(13,973)
Dividends paid on common stock	(89,842)	(82,953)
Other	(655)	(580)
Financing cash flows from (used) in continuing operations	1,823	(42,961)
Financing cash flows used in discontinued operations, net	-	(93)
Net cash flows from (used) in financing activities	1,823	(43,054)
Net change in cash and cash equivalents	(67)	(215)
Cash and cash equivalents at beginning of period	4,138	5,058
Cash and cash equivalents at end of period	$4,071	$4,843

Non-cash investing activity:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$24,742	$28,933

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at September 30, 2015, the consolidated statements of net income and comprehensive income for the three and nine months ended September 30, 2015 and 2014, the consolidated statements of cash flow for the nine months ended September 30, 2015 and 2014, and the consolidated statement of equity for the nine months ended September 30, 2015 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented.  Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.  The December 31, 2014 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2014 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

Note 2 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2014	$24,564	$6,620	$31,184
Goodwill acquired	-	12	12
Reclassifications from (to) utility plant acquisition adjustment, net	2,723	-	2,723
Other	-	(12)	(12)
Balance at September 30, 2015	$27,287	$6,620	$33,907

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The reclassification from utility plant acquisition adjustment to goodwill represents the purchase price in excess of the fair market value of the net assets acquired, from a prior acquisition, which was originally accounted for as utility plant acquisition adjustment.    The reclassification from goodwill to utility plant acquisition adjustment results from a mechanism approved by the applicable public utility commission.  The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with certain acquisitions upon achieving certain objectives.

The Company tested the goodwill attributable for each of our reporting units for impairment as of July 31, 2015, in conjunction with the timing of our annual strategic business plan, and concluded that the estimated fair value of each reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount, indicating that none of the Company’s goodwill was impaired.

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

A summary of discontinued operations presented in the consolidated statements of net income include the following:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Operating revenues	$1,935	$5,234
Total operating expenses	1,463	2,603
Operating income	472	2,631
Other expense:
Loss on sale	-	134
Income from discontinued operations before income taxes	472	2,497
Provision for income taxes	187	1,003
Income from discontinued operations	$285	$1,494

As of September 30,  2015 and December 31, 2014, there were no assets or liabilities associated with the Company’s discontinued operations.

]

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 5 – Capitalization

In October 2015, the Company provided notice for the early redemption of $4,000 of first mortgage bonds at 8.14% that were originally maturing in 2025 and $95,985 of tax-exempt bonds at 5.00% that were originally maturing between 2035 and 2038.  The Company anticipates refinancing this debt through the issuance of long-term debt during the fourth quarter of 2015.

In May 2015, the Company issued $70,000 of senior unsecured notes due in 2030 with an interest rate of 3.59%.  The proceeds were used to repay existing indebtedness and for general corporate purposes.

In May 2015, Aqua Pennsylvania Inc., a subsidiary of the Company (“Aqua Pennsylvania”) entered into a $50,000 three-year unsecured loan at an interest rate of 1.975%.  The proceeds from this loan were used for refinancing existing indebtedness and general working capital purposes.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended September 30, 2015.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of funds restricted for construction activity and loans payable are determined based on their carrying amount and utilizing Level 1 methods and assumptions.  As of September 30, 2015, the Company did not have any funds restricted for construction activity and as of December 31, 2014, the carrying amount of the Company’s funds restricted for construction activity was $47, which equates to its estimated fair value.  As of September 30, 2015 and December 31, 2014, the carrying amount of the Company’s loans payable was $28,030 and $18,398, respectively, which equates to their estimated fair value.  The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing Level 2 methods and assumptions.  As of September 30, 2015 and December 31, 2014, the carrying amounts of the Company's cash and cash equivalents was $4,071 and $4,138, respectively, which equates to their fair value.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	September 30,	December 31,
	2015	2014
Carrying Amount	$1,728,713	$1,619,270
Estimated Fair Value	1,905,055	1,694,424

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.  The Company’s customers’ advances for construction have a carrying value of $87,253 as of September 30, 2015, and $78,301 as of December 31, 2014.  Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases.  Portions of these non-interest bearing instruments are payable annually through 2025 and amounts not paid by the respective contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Average common shares outstanding during the period for basic computation	176,704	176,900	176,891	176,933
Dilutive effect of employee stock-based compensation	791	1,008	779	939
Average common shares outstanding during the period for diluted computation	177,495	177,908	177,670	177,872

For the three and nine months ended September 30, 2015 and 2014, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods.

Note 8 – Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan, as amended as of February 27, 2014 (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 3,125,000 shares under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the 2009 Plan.  During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the 2009 Plan.  Awards under the 2009 Plan are made by a committee of the Board of Directors of the Company, or in the case of awards to non-employee directors, by the Board of Directors of the Company.  At September 30, 2015,  4,218,666 shares underlying stock-based compensation awards were still available for grants under the 2009 Plan.    No further grants may be made under the 2004 Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock-based compensation within operations and maintenance expenses	$836	$1,220	$3,475	$3,689
Income tax benefit	339	495	1,414	1,506

The following table summarizes nonvested PSU transactions for the nine months ended September 30, 2015:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at December 31, 2014	582,644	$22.98
Granted	141,762	26.45
Performance criteria adjustment	11,080	25.57
Forfeited	(13,401)	25.92
Share units vested	(86,425)	26.25
Share units issued	(217,014)	18.49
Nonvested share units at September 30, 2015	418,646	$25.78

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted during the nine months ended September 30, 2015 and 2014 was $26.45 and $25.31, respectively.  The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months.  The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.  The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock-based compensation within operations and maintenance expenses	$209	$295	$888	$827
Income tax benefit	86	122	367	342

The following table summarizes nonvested RSU transactions for the nine months ended September 30, 2015:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at December 31, 2014	122,565	$22.29
Granted	46,910	25.97
Stock units vested in prior period and issued in current period	11,500	17.99
Stock units vested but not issued	(1,563)	24.72
Stock units vested and issued	(89,025)	20.96
Forfeited	(2,409)	24.93
Nonvested stock units at September 30, 2015	87,978	$24.92

The per unit weighted-average fair value at the date of grant for RSUs granted during the nine months ended September 30, 2015 and 2014 was $25.97 and $24.80, respectively.

On July 1, 2015, in association with the appointment of the Company’s Executive Vice President and President and Chief Operating Officer, Regulated Operations, to CEO, the Company granted 4,935 RSUs to the CEO.  The fair market value of the RSUs granted is $24.80 per unit.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Stock Options – The following table provides the income tax benefit for stock-based compensation related to stock options granted in prior periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income tax benefit	$28	$2	$143	$98

For the nine months ended September 30, 2015 and 2014, there were no compensation costs for stock-based compensation related to stock options, as stock options were fully amortized in 2013.  Additionally, there were no stock options granted during the nine months ended September 30, 2015 or 2014.

The following table summarizes stock option transactions for the nine months ended September 30, 2015:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2014	1,084,992	$17.06
Forfeited	-	-
Expired / Cancelled	(750)	13.72
Exercised	(266,616)	16.95
Outstanding and exercisable at September 30, 2015	817,626	$17.10	2.6	$7,659

Restricted Stock – The following table provides compensation costs for stock-based compensation related to restricted stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock-based compensation within operations and maintenance expenses	$-	$92	$-	$629
Income tax benefit	-	38	-	261

For the nine months ended September 30, 2015, there were no compensation costs for stock-based compensation related to restricted stock, as restricted stock was fully amortized in 2014.  Additionally, there was no restricted stock granted during the nine months ended September 30, 2015 or 2014.

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

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$750	$1,004	$2,600	$3,291
Interest cost	3,255	3,564	9,699	10,589
Expected return on plan assets	(4,677)	(4,495)	(14,025)	(13,105)
Amortization of prior service cost	44	69	130	208
Amortization of actuarial loss	1,465	628	4,529	1,628
Curtailment loss	-	84	-	84
Net periodic benefit cost	$837	$854	$2,933	$2,695

	Other
	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$273	$283	$952	$878
Interest cost	681	722	2,120	2,181
Expected return on plan assets	(731)	(686)	(2,192)	(2,057)
Amortization of prior service cost	(211)	(68)	(476)	(210)
Amortization of actuarial loss	309	59	972	200
Net periodic benefit cost	$321	$310	$1,376	$992

The Company made cash contributions of $13,756 to its Pension Plan during the first six months of 2015,  which completed the Company’s 2015 cash contributions.

Note 10 – Water and Wastewater Rates

During the first nine months of 2015, the Company’s operating divisions in Illinois, Ohio, and Texas were granted base rate increases designed to increase total operating revenues on an annual basis by $3,347.  Further, during the first nine months of 2015, the Company’s operating divisions in New Jersey, Illinois, Pennsylvania (wastewater), and North Carolina received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $1,805.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 11 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Property	$6,945	$6,860	$20,776	$17,938
Capital stock	538	(274)	1,619	749
Gross receipts, excise and franchise	2,859	2,727	7,855	8,476
Payroll	2,072	1,650	7,425	5,913
Regulatory assessments	693	694	2,033	1,877
Other	1,556	1,158	3,371	2,990
Total taxes other than income	$14,663	$12,815	$43,079	$37,943

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

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$213,023	$8,028	$221,051	$203,303	$7,232	$210,535
Operations and maintenance expense	72,373	6,146	78,519	68,319	4,055	72,374
Depreciation	31,890	91	31,981	29,273	209	29,482
Operating income	93,828	1,244	95,072	92,783	2,275	95,058
Interest expense, net of allowance for funds used during construction	16,461	1,070	17,531	16,805	990	17,795
Income tax expense (benefit)	9,883	(299)	9,584	8,832	59	8,891
Income (loss) from continuing operations	67,654	(225)	67,429	67,221	490	67,711

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$590,519	$26,618	$617,137	$571,180	$17,334	$588,514
Operations and maintenance expense	210,639	20,815	231,454	204,291	10,144	214,435
Depreciation	93,276	254	93,530	91,378	311	91,689
Operating income	243,101	3,384	246,485	236,638	5,124	241,762
Interest expense, net of allowance for funds used during construction	50,085	2,789	52,874	50,654	3,440	54,094
Income tax expense (benefit)	19,679	(582)	19,097	20,701	(769)	19,932
Income (loss) from continuing operations	173,670	(314)	173,356	165,587	(657)	164,930
Capital expenditures	256,924	554	257,478	219,465	1,274	220,739

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
	2015	2014
Total assets:
Regulated	$5,490,578	$5,195,191
Other	210,767	211,561
Consolidated	$5,701,345	$5,406,752

Note 13 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of September 30, 2015, the aggregate amount of $13,371 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated.  For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Further, the Company has insurance coverage for certain of these loss contingencies, and as of September 30, 2015, estimates that approximately $961 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The Company’s reserve for these claims totaled $1,496 at September 30, 2015 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14 – Income Taxes

During the nine months ended September 30, 2015, the Company utilized $67,733 of its Federal net operating loss (“NOL”) carryforward.  In addition, during the nine months ended September 30, 2015, the Company’s state NOL carryforward increased by $1,994.  As of September 30, 2015, the balance of the Company’s Federal NOL was $141,840.  The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance.  As of September 30, 2015, the balance of the Company’s gross state NOL was $568,827, a portion of which is offset by a valuation allowance because the Company does not believe the NOLs are more likely than not to be realized.  The Company’s Federal and state NOL carryforwards begin to expire in 2032 and 2024, respectively.   The Company has unrecognized tax positions that result in the associated tax benefit being unrecognized.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $61,813 and $83,543, respectively.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $203,653 and $652,370, respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

In accordance with a 2012 settlement agreement with the Pennsylvania Public Utility Commission, Aqua Pennsylvania expenses, for tax purposes, qualifying utility asset improvement costs, which results in a substantial reduction in income tax expense and greater net income and cash flows.  The Company’s effective income tax rate for the third quarter of 2015 and 2014, for its continuing operations, was 12.4% and 11.6%, respectively, and for the first nine months of 2015 and 2014, for its continuing operations, was 9.9% and 10.8% respectively.

As of September 30, 2015, the total gross unrecognized tax benefit was $26,723, of which $17,157, if recognized, would affect the Company’s effective tax rate as a result of the regulatory treatment afforded for qualifying infrastructure improvements in Pennsylvania.  At December 31, 2014, the Company had unrecognized tax benefits of $25,292.

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

Note 15 – Recent Accounting Pronouncements

In September 2015, the FASB issued updated accounting guidance on simplifying measurement-period adjustment in business combinations, which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment.  The updated guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption available.  The Company does not expect

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

the provisions of this accounting standard to have a material impact on its results of operations or financial position.

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

In May 2014, the FASB issued updated accounting guidance on recognizing revenue from contracts with customers, which outlines a single comprehensive model that an entity will apply to determine the measurement of revenue and timing of when it is recognized.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  The updated guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  In July 2015, the FASB approved a one year deferral to the original effective date of this guidance.  The updated guidance is effective for reporting periods beginning after December 15, 2017, and will be applied retrospectively.  The Company is evaluating the requirements of the updated guidance to determine the impact of adoption.

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

Financial Condition

During the first nine months of 2015, we had $257,478 of capital expenditures, expended $26,327 primarily for the acquisition of water and wastewater utility systems, issued $313,440 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $203,851. The capital expenditures were related to new and rehabilitated water mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.  The issuance of long-term debt was comprised principally of the funds borrowed under our revolving credit facility of $172,000, the proceeds from the issuance of $70,000 of senior unsecured notes due in 2030, and the funds borrowed under a three-year unsecured loan of $50,000.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

At September 30, 2015, we had $4,071 of cash and cash equivalents compared to $4,138 at December 31, 2014.  During the first nine months of 2015, we used the proceeds from the issuance of long-term debt and internally generated funds to fund the cash requirements discussed above and to pay dividends.

At September 30, 2015, our $200,000 unsecured revolving credit facility, which expires in March 2017, had $73,740 available for borrowing.  At September 30, 2015, we had short-term lines of credit of $160,500, of which $132,470 was available for borrowing.  One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of September 30, 2015, $76,710 was available for borrowing.

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

On June 7, 2012, Aqua Pennsylvania reached a settlement agreement in its rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provided for a reduction in current income tax expense as a result of the recognition of qualifying income tax benefits upon Aqua Pennsylvania changing its tax accounting method to permit the expensing of qualifying utility asset improvement costs that have historically been capitalized and depreciated for book and tax purposes.  In December 2012, Aqua Pennsylvania implemented this change, which resulted in a substantial reduction in income tax expense and greater net income and cash flow, and as a result allowed Aqua Pennsylvania to suspend its water Distribution System Improvement Charges in 2013 and lengthen the amount of time until the next Aqua Pennsylvania rate case is filed.  During 2013, our Ohio and North Carolina operating divisions implemented this change.  These divisions currently do not employ a method of accounting that provides for a reduction in current income taxes as a result of the recognition of income tax benefits, and as such the change in the Company’s tax method of accounting in these operating divisions has no impact on our effective income tax rate.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Analysis of Third Quarter of 2015 Compared to Third Quarter of 2014

Unless specifically noted, the following discussion of the Company’s results of operations for the third quarter of 2015 refers to the Company’s results of operations from continuing operations.

Revenues increased by $10,516 or 5.0%, primarily due to an increase in customer water consumption, additional water and wastewater revenues of $3,050 associated with a larger customer base due to utility acquisitions, an increase in water and wastewater rates of $2,292, and an increase in market-based activities revenues of $841 principally associated with acquisitions.

Operations and maintenance expenses increased by $6,145 or 8.5%, primarily due to additional operating costs associated with acquired utility systems and market-based activities of $3,622,  an increase in water production costs of $1,686, the recording of a legal contingency reserve of $1,580,  an increase in the Company’s self-insured employee medical benefit program expense of $1,183, an increase in legal fees of $621, and additional leadership transition expenses of $480, offset by a decrease in postretirement benefits expense of $1,125.

Depreciation expense increased by $2,499 or 8.5%, primarily due to the utility plant placed in service since September 30, 2014 and the absence of a credit recognized in the third quarter of 2014 for the effect of decreased depreciation rates implemented in our Texas operating subsidiary, offset by a decrease in depreciation rates, implemented in January 2015, for our Pennsylvania operating subsidiary.

Taxes other than income taxes increased by $1,848 or 14.4%, primarily due to an increase in capital stock taxes of $812 for our Pennsylvania operating subsidiary resulting from the effect of a favorable credit recorded in the third quarter of 2014.

Interest expense increased by $249 or 1.3%, primarily due to a an increase in average borrowings, offset by a  decrease in the effective interest rate on average borrowings as compared to the third quarter of 2014.

Allowance for funds used during construction (“AFUDC”) increased by $513, due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied and an increase in the AFUDC rate.

Our effective income tax rate was 12.4% in the third quarter of 2015 and 11.6% in the third quarter of 2014.  The effective income tax rate increased due to an increase in the Company’s reserve for uncertain tax positions for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Income from continuing operations decreased by $282 or 0.4%, primarily as a result of the factors described above.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Income from discontinued operations decreased by $285, primarily as a result of the sale of our water utility system in southwest Allen County, Indiana completed in the fourth quarter of 2014.

Net income attributable to common shareholders decreased by $567 or 0.8%, primarily as a result of the factors described above.

Analysis of First Nine Months of 2015 Compared to First Nine Months of 2014

Unless specifically noted, the following discussion of the Company’s results of operations for the first nine months of 2015 refers to the Company’s results of operations from continuing operations.

Revenues increased by $28,623 or 4.9%, primarily due to an increase in market-based activities revenues of $9,390 principally associated with acquisitions, an increase in water and wastewater rates of $7,514, additional water and wastewater revenues of $6,209 associated with a larger customer base due to utility acquisitions, and an increase in customer water consumption, offset by a decrease in infrastructure rehabilitation surcharges of $2,246.

Operations and maintenance expenses increased by $17,019 or 7.9%, primarily due to additional operating costs associated with acquired utility systems and market-based activities of $12,757,  an increase in water production costs of $3,012, leadership transition expenses of $2,329, the recording of a reserve of $1,862 for water rights held for future use, an increase in legal fees of $1,642, and the effect of the favorable recognition of a regulatory asset in the second quarter of 2014 of $1,575, offset by a decrease in postretirement benefits expense of $2,966,  a decrease in bad debt expense of $1,105, and reduced operating costs of $662 associated with severe winter weather conditions experienced in many of our service territories in the first quarter of 2014.  The increase in water production costs of $3,012 was impacted by an increase in energy costs resulting from the extreme cold temperatures experienced in many of our service territories in the first quarter of 2015.

Depreciation expense increased by $1,841 or 2.0%, primarily due to the utility plant placed in service since September 30, 2014 and the absence of a credit recognized in the third quarter of 2014 for the effect of decreased depreciation rates implemented in our Texas operating subsidiary, offset by a decrease in depreciation rates, implemented in January 2015, for our Pennsylvania operating subsidiary.

Amortization expense decreased by $96, primarily due to the completion of the recovery of our costs associated with various completed rate filings.

Taxes other than income taxes increased by $5,136 or 13.5%, primarily due to an increase in property taxes of $2,838 largely due to the effect of a non-recurring credit realized in the first quarter of 2014 that resulted in a reduction in property taxes for our Ohio operating subsidiary, and an increase in capital stock taxes of $870 for our Pennsylvania operating subsidiary resulting from the effect of a favorable credit recorded in the third quarter of 2014.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Interest expense decreased by $589 or 1.0%, primarily due to a decrease in the effective interest rate on average borrowings as compared to the first nine months of 2014, offset by an increase in average borrowings.

Allowance for funds used during construction increased by $631, primarily due to an increase in the AFUDC rate and an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Equity loss in joint venture decreased by $1,177 primarily due to a decrease in depreciation expense resulting from the January 2015 increase in the depreciable life for the joint venture’s pipeline assets.

Our effective income tax rate was 9.9% in the first nine months of 2015 and 10.8% in the first nine months of 2014.  The effective income tax rate decreased due to the effect of additional tax deductions recognized in the first nine months of 2015 for certain qualifying infrastructure improvements for Aqua Pennsylvania, offset by an increase in the Company’s reserve for uncertain tax positions for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Income from continuing operations increased by $8,426 or 5.1%, primarily as a result of the factors described above.  On a diluted per share basis, income from continuing operations increased by $0.05, reflecting the change in income from continuing operations.

Income from discontinued operations decreased by $1,494, primarily as a result of the sale of our water utility system in southwest Allen County, Indiana completed in the fourth quarter of 2014.

Net income attributable to common shareholders increased by $6,932 or 4.2%, primarily as a result of the factors described above.  On a diluted per share basis, earnings increased by $0.04 reflecting the change in net income attributable to common shareholders.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended September 30, 2015:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)
July 1-31, 2015	165,287	$24.95	161,000	803,348
August 1-31, 2015	161,169	$25.69	161,000	642,348
September 1-30, 2015	161,000	$25.13	161,000	481,348
Total	487,456	$25.26	483,000	481,348

(1)

These amounts include 4,456 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of RSUs by delivering to us shares of our common stock in accordance with the terms of our equity compensation plan that were previously approved by our shareholders and disclosed in our proxy statements.  This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plan.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the RSUs.

(2)

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

November 6, 2015

Aqua America, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
President and
Chief Executive Officer

/s/ David P. Smeltzer
David P. Smeltzer
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Change in Control Agreement between the Company and each of Daniel Schuller, Executive Vice President, and Richard Scott Fox, Chief Operating Officer*
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document

*Indicates management contract