Form 10-K
period 2015-12-31
AQUA AMERICA INC
filed 2016-02-26
CIK 78128

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015:  $4,320,725,320

The number of shares outstanding of the registrant's common stock as of February 10,  2016:    177,042,334

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of registrant's 2015 Annual Report to Shareholders for fiscal year ended December 31, 2015 have been incorporated by reference into Parts I and II of this Form 10-K.

(2)

Portions of the definitive Proxy Statement, relative to the May 6,  2016 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, have been incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, or incorporated by reference into this Form 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are made based upon, among other things, our current assumptions, expectations, plans, and beliefs concerning future events and their potential effect on us.  These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,”  “probably,”  “predictions,” “intends,” “will,” “continue” or the negative of such terms or similar expressions.  Forward-looking statements in this Form 10-K, or incorporated by reference into this Form 10-K, include, but are not limited to, statements regarding:

•	recovery of capital expenditures and expense in rates;
•	projected capital expenditures and related funding requirements;
•	the availability and cost of capital financing;
•	developments, trends and consolidation in the water and wastewater utility and infrastructure industries;
•	dividend payment projections;
•	opportunities for future acquisitions, the success of pending acquisitions and the impact of future acquisitions;
•	the capacity of our water supplies, water facilities and wastewater facilities;
•	the impact of geographic diversity on our exposure to unusual weather;
•	the impact of conservation awareness of customers and more efficient plumbing fixtures and appliances on water usage per customer;
•	our capability to pursue timely rate increase requests;
•	our authority to carry on our business without unduly burdensome restrictions;
•	the continuation of investments in strategic ventures;
•	our ability to obtain fair market value for condemned assets;
•	the impact of fines and penalties;
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
•

the forward-looking statements contained under the heading Forward-Looking Statements in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, and contained within such section, from the portion of our 2015 Annual Report to Shareholders incorporated by reference herein and made a part hereof.

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•	changes in general economic, business, credit and financial market conditions;
•	changes in governmental laws, regulations and policies, including those dealing with taxation, the environment, health and water quality, and public utility regulation;
•	changes to the rules or our assumptions underlying our determination of what qualifies for an income tax deduction for qualifying utility asset improvements;
•	the decisions of governmental and regulatory bodies, including decisions on rate increase requests;
•	our ability to file rate cases on a timely basis to minimize regulatory lag;
•	abnormal weather conditions, including those that result in water use restrictions;
•	changes in, or unanticipated, capital requirements;
•	changes in our credit rating or the market price of our common stock;
•	changes in valuation of strategic ventures;
•	our ability to integrate businesses, technologies or services which we may acquire;
•	our ability to manage the expansion of our business;
•	our ability to treat and supply water or collect and treat wastewater;
•	the extent to which we are able to develop and market new and improved services;
•	the effect of the loss of major customers;
•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;
•	labor disputes;
•	increasing difficulties in obtaining insurance and increased cost of insurance;
•	cost overruns relating to improvements to, or the expansion of, our operations;
•	increases in the costs of goods and services;
•	civil disturbance or terroristic threats or acts;
•	the continuous and reliable operation of our information technology systems, including the impact of cyber security attacks or other cyber-related events;
•	changes in accounting pronouncements;
•	litigation and claims; and

•	changes in environmental conditions, including the effects of climate change.

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

The Company

Aqua America, Inc. (referred to as “Aqua America”, the “Company”, “we”, “us”,  or “our”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia.  Our largest operating subsidiary is Aqua Pennsylvania, Inc., which accounted for approximately 52% of our operating revenues and approximately 76% of our Regulated segment’s income from continuing operations for 2015.   As  of December 31, 2015,  Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of people we serve.  Aqua Pennsylvania’s service territory is located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania.  Our other regulated utility subsidiaries provide similar services in seven other states.  In addition, the Company’s market-based activities are conducted through Aqua Resources Inc. and Aqua Infrastructure, LLC.  Aqua Resources provides water and wastewater service through operating and maintenance contracts with municipal authorities and other parties in close proximity to our utility companies’ service territories;  offers, through a third party, water and wastewater line repair service and protection solutions to households;  inspects, cleans and repairs storm and sanitary wastewater lines; installs and tests devices that prevent the contamination of potable water;  designs and builds water and wastewater systems;  and provides other market-based water and wastewater services.  In addition, Aqua Resources provides liquid waste hauling and disposal services in a business unit that the Company has decided to sell,  which as of December 31, 2015 is reported as assets held for sale in the Company’s Consolidated Balance Sheets.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.

Aqua America, which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, formerly known as Philadelphia Suburban Water Company.  In the early 1990s, we embarked on a growth through acquisition strategy focused on water and wastewater operations.  Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of American Water Works Company, Inc.’s regulated water and wastewater operations in Ohio in 2012.  Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and have extended our regulated operations from southeastern Pennsylvania to include our current regulated utility operations throughout Pennsylvania and in seven other states.  During 2010 through 2013, we sold our utility operations in six states, pursuant to a portfolio rationalization strategy to focus our operations in areas where we have critical mass and economic growth potential.

In December 2014, we completed the sale of our water utility system in southwest Allen County, Indiana to the City of Fort Wayne, Indiana.  The completion of this sale settled the dispute concerning the February 2008 acquisition, by eminent domain, by the City of Fort Wayne, of the northern portion of our water and wastewater utility systems.

The following table reports our operating revenues, by principal state, for the Regulated segment and Other and eliminations for the year ended December 31, 2015:

	Operating Revenues (000's)	Operating Revenues (%)
Pennsylvania	$420,315	51.7%
Ohio	98,191	12.1%
Texas	69,362	8.5%
Illinois	58,043	7.1%
North Carolina	51,968	6.4%
Other states (1)	81,734	10.0%
Regulated segment total	779,613	95.8%
Other and eliminations	34,591	4.2%
Consolidated	$814,204	100.0%

(1)	Includes our operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

Information concerning revenues, net income, identifiable assets and related financial information for the Regulated segment and Other and eliminations for 2015, 2014, and 2013 is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 17 – Segment Information in the Notes to Consolidated Financial Statements from the portions of our 2015 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K, which is incorporated by reference herein.

The following table summarizes our operating revenues, by utility customer class, for the Regulated segment and Other and eliminations for the year ended December 31, 2015:

	Operating Revenues (000's)	Operating Revenues (%)
Residential water	$477,773	58.7%
Commercial water	126,677	15.6%
Fire protection	29,735	3.7%
Industrial water	28,021	3.4%
Other water	27,262	3.3%
Water	689,468	84.7%
Wastewater	79,399	9.8%
Other utility	10,746	1.3%
Regulated segment total	779,613	95.8%
Other and eliminations	34,591	4.2%
Consolidated	$814,204	100.0%

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

Year	Utility Customer Growth Rate
2015	1.9%
2014	1.3%
2013	1.3%
2012	7.2%
2011	1.0%

In 2015, our customer count increased by 17,747 customers, primarily due to utility systems that we acquired and natural growth.  Overall, for the five-year period of 2011 through 2015, our utility customer base, adjusted to exclude customers associated with utility system dispositions, increased at an annual compound rate of 2.4%.    During the five-year period ended December 31, 2015, our utility customer base including customers associated with utility system acquisitions and dispositions decreased from 966,136 at December 31, 2011 to 957,866 at December 31, 2015.

Acquisitions and Other Growth Ventures

According to the U.S. Environmental Protection Agency (“EPA”), approximately 85% of the U.S. population obtains its water from community water systems, and 15% of the U.S. population obtains its water from private wells.  With approximately 53,000 community water systems in the U.S. (82% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water and wastewater).  The majority of these community water systems are government-owned, and the balance of the systems are privately-owned (or investor-owned).  The nation’s water systems range in size from large government-owned systems, such as the New York City water system which serves approximately 8.5 million people, to small systems, where a few customers share a common well.  In the states where we operate regulated utilities, we believe there are approximately 14,500 community water systems of widely-varying size, with the majority of the population being served by government-owned water systems.

Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation.  According to the EPA’s most recent survey of wastewater treatment facilities (which includes both government-owned and privately-owned facilities) in 2012, there are approximately 15,000 such facilities in the nation serving approximately 76% of the U.S. population.  The remaining population represents individual homeowners with their own treatment facilities; for example, community on-lot disposal systems and septic tank systems.  The vast majority of wastewater facilities are government-owned rather than privately-owned.  The EPA’s survey also indicated that there are approximately 4,000 wastewater facilities in operation in the states where we operate regulated utilities.

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

We are actively exploring opportunities to expand our utility operations through acquisitions or other growth ventures.  During the five-year period ended December 31, 2015, we expanded our utility operations by completing 75 acquisitions or other growth ventures.

We believe that acquisitions will continue to be an important source of customer growth for us.  We intend to continue to pursue acquisitions of government-owned and privately-owned water and wastewater systems that provide services in areas near our existing service territories or in new service areas.  We engage in continuing activities with respect to potential acquisitions, including calling on prospective sellers, performing analyses and investigations of acquisition candidates, making preliminary acquisition proposals, and negotiating the terms of potential acquisitions.  Further, we are also seeking other potential business opportunities, including but not limited to partnering with public and private utilities to invest in infrastructure improvements, and growing our market-based activities by acquiring businesses that provide water and wastewater management services, and investing in infrastructure projects.

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

Our water and wastewater operations are comprised of 52 rate divisions, each of which requires a separate rate filing for the evaluation of the cost of service, including the recovery of investments, in connection with the establishment of rates for that rate division.  When feasible and beneficial to our utility customers, we will seek approval from the applicable state regulatory commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base.  All of the states in which we operate permit us to file a revenue requirement for some form of consolidated rates for the rate divisions in that state.

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

Currently, Pennsylvania, Illinois, Ohio, Indiana, New Jersey, and North Carolina allow for the use of an infrastructure rehabilitation surcharge.  On December 22, 2014, the North Carolina Utilities Commission granted the first infrastructure rehabilitation surcharge for Aqua North Carolina.  The Attorney General filed an appeal to the State Supreme Court challenging the approval and on August 21, 2015, the State Supreme Court upheld the Commission’s decision granting this surcharge.  The infrastructure rehabilitation surcharge typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period, and is capped at a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  This surcharge provided revenues of $3,261,000 in 2015, $4,598,000 in 2014, and $3,205,000 in 2013.

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

Despite the condemnation of our water utility systems in Fort Wayne, Indiana, which concluded with the sale of the system in December 2014, and the sales of selected systems, one of our primary strategies continues to be to acquire additional water and wastewater systems, to maintain our existing systems where there is a business or a strategic benefit, and to actively oppose unilateral efforts by municipal governments to acquire any of our operations, particularly for less than the fair market value of our operations or where the municipal government seeks to acquire more than it is entitled to under the applicable law or agreement.  On occasion, we may voluntarily agree to sell systems or portions of systems in order to help focus our efforts in areas where we have more critical mass and economies of scale or for other strategic reasons.

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

From time to time, Aqua America has acquired, and may acquire, systems that have environmental compliance issues.  Environmental compliance issues also arise in the course of normal operations or as a result of regulatory changes.  Aqua America attempts to align capital budgeting and expenditures to address these issues in due course.  We believe that the capital expenditures required to address outstanding compliance issues have been budgeted in our capital program and represent approximately $25,500,000 or less  than 2% of our expected total capital expenditures over the next five years.  We are parties to agreements with regulatory agencies in Pennsylvania, Texas, Indiana, and Virginia under which we have committed to make improvements for environmental compliance.  These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection from fines, penalties and other actions while corrective measures are being implemented.  The capital improvements associated with the agreements in

Indiana and Virginia have been completed.  We are actively working directly with state environmental officials in Pennsylvania and Texas to implement or amend these agreements as necessary.

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

We performed studies of our dams that identified three dams in Pennsylvania and two dams in Ohio requiring capital improvements resulting from the adoption by state regulatory agencies of revised formulas for calculating the magnitude of a possible maximum flood event.  The most significant capital improvement remaining to be performed is on one dam in Pennsylvania at a total estimated cost of $15,000,000.  Design for this dam commenced in 2013 and construction is expected to be completed in 2021.

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

Employee Relations

As of December 31, 2015, we employed a total of 1,617 full-time employees.  Our subsidiaries are parties to 15 labor agreements with labor unions covering 555 employees.  The labor agreements expire at various times between March 2016 and May 2019.

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

Our Board of Directors has various committees including an audit committee, an executive compensation committee,  a corporate governance committee, and a risk mitigation and investment policy committee.  Each of these committees has a formal charter.  We also have Corporate Governance Guidelines and a Code of Ethical Business Conduct.  Copies of these charters, guidelines, and codes can be obtained free of charge from our Investor Relations page on our web site, www.aquaamerica.com.  In the event we change or waive any portion of the Code of Ethical Business Conduct that applies to any of our directors, executive officers, or senior financial officers, we will post that information on our web site.

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

Contamination of our water supply,  including water provided to our customers, may result in disruption in our services, additional costs and litigation which could harm our business, financial condition, and results of operations.

Our water supplies, including water provided to our customers, are subject to possible contamination, including from:

•	naturally occurring compounds or man-made substances;
•	chemicals and other hazardous materials;
•	lead and other materials;
•	pharmaceuticals and personal care products; and
•	possible deliberate or terrorist attacks.

Depending on the nature of the water contamination, we may have to interrupt the use of that water supply until we are able to substitute, where feasible, the flow of water from an uncontaminated water source, including if practicable, the purchase of water from other suppliers, or continue the water supply under restrictions on use for drinking or broader restrictions against all use except for basic sanitation and essential fire protection.  We may incur significant costs, including, but not limited to, costs for water quality testing and monitoring, treatment of the contaminated source through modification of our current treatment facilities or development of new treatment methods, or the purchase of alternative water supplies.  In addition, the costs we could incur to decontaminate a water source or our water distribution system and dispose of waste could also be significant.  The costs resulting from the contamination may not be recoverable in rates we charge our customer, or may not be recoverable in a timely manner.  If we are unable to adequately treat the contaminated water supply or substitute a water supply from an uncontaminated water source in a timely or cost‑effective manner, there may be an adverse effect on our business, financial condition, and results of operations.  We could also be subject to:

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

Our business is capital intensive. In addition to the capital required to fund customer growth through our acquisition strategy, on an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment.  We obtain funds for our capital expenditures from operations, contributions and advances by developers and others, debt issuances, and equity issuances. We have paid dividends consecutively for 71 years and our Board of Directors recognizes the value that our common shareholders place on both our historical payment record and on our future dividend payments.  Our ability to maintain and meet our financial objectives is dependent upon the availability of adequate capital, and we may not be able to access the capital markets on favorable terms or at all.  If in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would need to seek alternative financing sources; however, there can be no assurance that these alternative financing sources would be available on terms acceptable to us.  In the event we are unable to obtain sufficient capital, we may need to take steps to conserve cash by reducing our capital expenditures or dividend payments and our ability to pursue acquisitions may be limited.   The reduction in capital expenditures may result in reduced potential earnings growth, affect our ability to meet environmental laws and regulations, and limit our ability to improve or expand our utility systems to the level we believe appropriate. There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction and maintenance.  In addition, delays in completing major capital projects could delay the recovery of the capital expenditures associated with such projects through rates.  If the cost of borrowing increases, we might not be able to recover increases in our cost of capital through rates.  The inability to recover higher borrowing costs through rates, or the regulatory lag associated with the time that it takes to begin recovery, may harm our business, financial condition, and results of operations.

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

General economic turmoil may also lead to an investment market downturn, which may result in our pension and other post-retirement plans’ asset market values suffering a decline and significant volatility.  A decline in our plans’ asset market values could increase our required cash contributions to the plans and expense in subsequent years.

Our facilities could be the target of a possible terrorist or other deliberate attack which could harm our business, financial condition and results of operations.

In addition to the potential contamination of our water supply as described in a separate risk factor herein, we maintain security measures at our facilities and have heightened employee and public safety official awareness of potential threats to our water systems.  We have and will continue to bear increases in costs for security precautions to protect our facilities, operations, and supplies, most of which have been recoverable under state regulatory policies.  While the costs of increases in security, including capital expenditures, may be significant, we expect these costs to continue to be recoverable in water and wastewater rates.  Despite our security measures, we may not be in a position to control the outcome of terrorist events, or other attacks on our water systems, should they occur.  Such an event could harm our business, financial condition, and results of operations.

The failure of, or the requirement to repair, upgrade or dismantle any of our dams or reservoirs may harm our business, financial condition, and results of operations.

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

One of the important elements of our growth strategy is the acquisition of water and wastewater utility systems.  Any future acquisitions we decide to undertake may involve risks.  Further, competition for acquisition opportunities from other regulated utilities, governmental entities, and strategic and financial buyers may hinder our ability to grow our business.

One important element of our growth strategy is the acquisition and integration of water and wastewater utility systems in order to broaden our service areas.  We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates.  It is our intent, when practical, to integrate any businesses we acquire with our existing operations.  The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management's time and resources.  Future acquisitions by us could result in:

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

We compete with governmental entities, other regulated utilities, and strategic and financial buyers, for acquisition opportunities.  As consolidation becomes more prevalent in the utility industry and competition for acquisitions increases, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions.  In addition, our competitors may impede our growth by purchasing utilities near our existing operations, thereby preventing us from acquiring them.  Competing governmental entities, utilities, environmental or social activist groups, and strategic and financial buyers have challenged, and may in the future challenge, our efforts to acquire new companies and/or service territories.  Our growth could be hindered if we are not able to compete effectively for new companies and/or service territories with other companies or strategic and financial buyers that have lower costs of operations or capital, or that submit more attractive bids. Any of these risks may harm our business, financial condition, and results of operations.

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

In the event we determine a division, utility system or business should be sold, we may be unable to reach terms that are agreeable to us or find a suitable buyer.  If the business is part of our regulated operations, we may face additional challenges in obtaining regulatory approval for the disposition, and the regulatory approval obtained may include restrictive conditions.  We may be required to continue to hold or assume residual liabilities with respect to the business sold.  The negotiation of potential dispositions as well as the efforts to divest the acquired business could require us to incur significant costs and cause diversion of our management’s time and resources.  Any of these risks may harm our business, financial condition, and results of operations.

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

Federal and state environmental laws, regulatory initiatives relating to hydraulic fracturing, changes in technology or hydraulic fracturing processes, and volatility in natural gas prices, could result in reduced demand for raw water utilized in hydraulic fracturing and harm our joint venture business, financial condition, or results of operations.

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

Changes in technology or hydraulic fracturing processes may occur which allows drillers to reuse injected water on a limited basis, or apply treatment processes to allow further reuse of water for drilling.  These changes may reduce demand for raw water.

Furthermore, natural gas prices have historically been volatile, and are likely to continue to be volatile.  A decrease in demand for natural gas, due to price volatility, could result in reduced demand for raw water utilized in hydraulic fracturing.  In the fourth quarter of 2015, the joint venture recognized an impairment charge on its long-lived assets, which reduced the carrying value of our investment in the joint venture.  The impairment resulted from a marked decline in natural gas prices in 2015, a further reduction in the volume of water sales by the joint venture, which led to a lowered forecast on future sales volumes, as well as changes in the natural gas industry activities in the Marcellus Shale region and general market conditions.  In the event hydraulic fracturing is limited, due to a further reduction in demand for natural gas or other factors affecting the industry, our investment in the raw water pipeline may be harmed in the event that demand for raw water is reduced.

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

Approximately 34% of our workforce is unionized under 15 labor contracts with labor unions, which expire over several years.  In light of rising costs for healthcare and retirement benefits, contract negotiations in the future may be difficult.  We are subject to a risk of work stoppages and other labor actions as we negotiate with the unions to address these issues, which could harm our business, financial condition, and results of operations.    We cannot assure you that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.

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

Our properties consist of water transmission and distribution mains and wastewater collection pipelines, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, pipes, dams, reservoirs, buildings, vehicles, land, easements, rights-of-way, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water and the collection and treatment of wastewater.   Substantially all of our treatment, storage, and distribution properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of mortgage or indentures.  These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries.  For some properties that we acquired through the exercise of the power of eminent domain and other properties we purchased, we hold title for water supply purposes only.  We own, operate and maintain over twelve thousand miles of transmission and distribution mains, 20 surface water treatment plants, many well treatment stations, and 183 wastewater treatment plants.  A  small portion of the properties are leased under long-term leases.

The following table indicates our net property, plant and equipment, in thousands of dollars, as of December 31, 2015 in the principal states where we operate:

	Net Property, Plant and Equipment
Pennsylvania	$2,977,427	63.5%
Ohio	409,420	8.7%
Illinois	333,208	7.1%
North Carolina	293,476	6.3%
Texas	262,040	5.6%
Other (1)	413,354	8.8%
Consolidated	$4,688,925	100.0%

(1)	Consists primarily of our operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

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

For any legal proceedings which were concluded during the first nine months of 2015, refer to our respective 2015 Form 10-Q filings for disclosure of the conclusion of these legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Stock, Related Stockholder Matters and Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the ticker symbol WTR.  As of February 10,  2016, there were approximately 25,247 holders of record of our common stock.

The following table shows the high and low intraday sales prices for our common stock as reported on the New York Stock Exchange composite transactions reporting system and the cash dividends paid per share for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2015
Dividend paid per common share	$0.165	$0.165	$0.178	$0.178	$0.686
Dividend declared per common share	0.165	0.165	0.178	0.178	0.686
Price range of common stock
- high	28.13	27.53	27.10	31.09	31.09
- low	25.42	24.40	24.45	26.20	24.40

2014
Dividend paid per common share	$0.152	$0.152	$0.165	$0.165	$0.634
Dividend declared per common share	0.152	0.152	0.165	0.165	0.634
Price range of common stock
- high	25.56	26.27	26.29	28.22	28.22
- low	22.40	24.25	23.12	23.26	22.40

We have paid dividends consecutively for 71 years.  On August 4,  2015, our Board of Directors authorized an increase of 7.9% in the September 1, 2015 quarterly dividend over the dividend Aqua America paid in the previous quarter.  As a result of this authorization, beginning with the dividend payment in September 2015, the annualized dividend rate increased to $0.712 per share.  This is the 25th dividend increase in the past 24 years and the 17th consecutive year that we have increased our dividend in excess of five percent.  We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1, and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.  During the past five years, our dividends paid have averaged 51.9% of net income attributable to common shareholders.

The following table summarizes the Company’s purchases of its common stock for the quarter ending December 31, 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs (2)
October 1-31, 2015	174,374	$26.56	161,000	320,348
November 1-30, 2015	10,508	$28.89	-	320,348
December 1-31, 2015	1,257	$29.31	-	720,348
Total	186,139	$26.71	161,000	720,348

(1)

These amounts include the following:  (a) 473 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of restricted stock units; and (b) 24,666 shares we acquired from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock), upon exercise, by delivering to us shares of our common stock in accordance with the terms of our equity compensation plan that was previously approved by our shareholders and disclosed in our proxy statements.    These features of our equity compensation plan are available to all employees who receive stock-based compensation under the plan.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the restricted stock unit or on the day prior to the option exercise.

(2)

In December 2014, our Board of Directors authorized a share buyback program of up to 1,000,000 shares to minimize share dilution through timely and orderly share repurchases.  In December 2015, our Board of Directors added 400,000 shares to this program.  This program expires on the earliest of December 31, 2016 or when all authorized repurchases have been made.

Item 6.	Selected Financial Data

The information appearing in the section captioned Summary of Selected Financial Data from the portions of our 2015 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information appearing in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations from the portions of our 2015 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices.  The exposure to changes in interest rates is a result of financings through the issuance of fixed rate long-term debt.  Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates, and short-term debt, which is at floating interest rates.  As of December 31, 2015, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for long-term debt are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$35,593	$103,007	$103,878	$89,636	$49,419	$1,337,672	$1,719,205	$1,845,393
Variable rate	-	60,000	-	-	-	-	60,000	60,000
Total	$35,593	$163,007	$103,878	$89,636	$49,419	$1,337,672	$1,779,205	$1,905,393
Weighted average interest rate*	4.85%	2.63%	4.25%	4.93%	5.06%	4.62%

*Weighted average interest rate of 2017 long-term debt maturity is as follows:  fixed rate debt of 4.57% and variable rate debt of 0.99%.

From time to time, we make investments in marketable equity securities.  As a result, we are exposed to the risk of changes in equity prices for the “available-for-sale” marketable equity securities.  As of December 31, 2015,  the carrying value of these investments, which reflects market value, in thousands of dollars, was $196.

Item 8.	Financial Statements and Supplementary Data

Information appearing under the captions Consolidated Statements of Net Income,  Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Capitalization, Consolidated Statements of Equity and Notes to Consolidated Financial Statements from the portions of our 2015 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.  Also, the information appearing in the sections captioned Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm from the portions of our 2015 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

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

(b) Management’s Report on Internal Control Over Financial Reporting – The information appearing in the section captioned Management’s Report on Internal Control Over Financial Reporting from the portions of our 2015 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K is incorporated by reference herein.

(c) Attestation Report of the Registered Public Accounting Firm  – The Attestation Report of our Independent Registered Public Accounting Firm as to our internal control over financial reporting, contained in our 2015 Annual Report to Shareholders filed as Exhibit 13.1 to this Form 10-K, is incorporated by reference herein.  With the exception of the aforementioned information and the information incorporated by reference in Items 6, 7, and 8, the 2015 Annual Report to Shareholders is not to be deemed filed as part of the Annual Report on Form 10-K.

(d)  Changes in Internal Control Over Financial Reporting – No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing in the sections captioned Information Regarding Nominees and Directors,  Corporate Governance – Code of Ethics, – Board and Board Committees, and Section 16(a) Beneficial Ownership Reporting Compliance of the definitive Proxy Statement relating to our May 6,  2016, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

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

Our Executive Officers

The following table and the notes thereto set forth information with respect to our executive officers, including their names, ages, positions with Aqua America and business experience during the last five years:

Name	Age	Position with Aqua America (1)
Christopher H. Franklin	51

President and Chief Executive Officer (July 2015 to present); Executive Vice President and President and Chief Operating Officer, Regulated Operations (January 2012 to July 2015); Regional President – Midwest and Southern Operations and Senior Vice President, Corporate and Public Affairs (January 2010 to January 2012); Regional President, Aqua America – Southern Operations and Senior Vice President, Public Affairs and Customer Operations (January 2007 to January 2010); Vice President, Public Affairs and Customer Operations (July 2002 to January 2007); Vice President, Corporate and Public Affairs (February 1997 to July 2002); Director of Public Affairs (January 1993 to February 1997)

David P. Smeltzer	57

Executive Vice President and Chief Financial Officer (January 2012 to present); Chief Financial Officer (February 2007 to January 2012); Senior Vice President - Finance and Chief Financial Officer (December 1999 to February 2007); Vice President - Finance and Chief Financial Officer (May 1999 to December 1999); Vice President - Rates and Regulatory Relations, Philadelphia Suburban Water Company (March 1991 to May 1999); Vice President - Controller of Philadelphia Suburban Water Company (March 1986 to March 1991)

Richard S. Fox	54

Chief Operating Officer (July 2015 to present); Regional President, Regulated Utilities (January 2012 to July 2015); President Aqua Utilities, Florida, Inc. (August 2011 to January 2012); Vice President, Customer Service  (June 2002 to August 2011)

Christopher P. Luning	48

Senior Vice President, General Counsel, and Secretary (April 2012 to present); Vice President Corporate Development and Corporate Counsel (June 2008 to April 2012); Vice President and Deputy General Counsel (May 2005 to June 2008); Assistant General Counsel (March 2003 to May 2005)

William C. Ross	70

Senior Vice President, Engineering and Environmental Affairs (January 2012 to present); Vice President, Engineering and Environmental Affairs (February 2001 to January 2012); Senior Manager Planning and Engineering Philadelphia Suburban Water Company (February 1998 to February 2001)

Robert A. Rubin	53

Senior Vice President, Controller and Chief Accounting Officer (January 2012 to present); Vice President, Controller and Chief Accounting Officer (May 2005 to January 2012); Controller and Chief Accounting Officer (March 2004 to May 2005); Controller (March 1999 to March 2004); Assistant Controller (June 1994 to March 1999); Accounting Manager  (June 1989 to June 1994)

Daniel J. Schuller	46	Executive Vice President, Strategy and Corporate Development (July 2015 to present); Investment Principal – J.P. Morgan Asset Management – Infrastructure Investments Group (2007 to 2015)

Prior to January 16, 2004, Aqua Pennsylvania was known as Philadelphia Suburban Water Company.

(1)

In addition to the capacities indicated, the individuals named in the above table hold other offices or directorships with subsidiaries of the Company. Officers serve at the discretion of the Board of Directors.

Item 11.	Executive Compensation

The information appearing in the sections captioned Executive Compensation and Director Compensation of the definitive Proxy Statement relating to our May 6,  2016, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Stock  - The information appearing in the section captioned Ownership of Common Stock of the Proxy Statement relating to our May 6,  2016, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Securities Authorized for Issuance under Equity Compensation Plans - The following table provides information for our equity compensation plans as of December 31, 2015:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,259,169 (1)	$16.62 (2)	4,212,079
Equity compensation plans not approved by security holders	0	0	0
Total	1,259,169	$16.62	4,212,079

(1)

Consists of 659,533 shares issuable upon exercise of outstanding options, 511,283 shares issuable upon conversion of outstanding performance share units, and 88,353 shares issuable upon conversion of outstanding restricted share units.

(2)	Calculated based upon outstanding options of 659,533 shares of our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in the sections captioned Corporate Governance – Director Independence and – Policies and Procedures For Approval of Related Person Transactions of the definitive Proxy Statement relating to our May 6,  2016, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information appearing in the section captioned Proposal No. 2  – Services and Fees of the definitive Proxy Statement relating to our May 6,  2016, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements.  The following is a list of our consolidated financial statements and supplementary data included in Exhibit 13.1 and incorporated by reference in Item 8 hereof:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2015 and 2014

Consolidated Statements of Net Income – 2015, 2014, and 2013

Consolidated Statements of Comprehensive Income – 2015, 2014, and 2013

Consolidated Statements of Cash Flows – 2015, 2014, and 2013

Consolidated Statements of Capitalization – December 31, 2015 and 2014

Consolidated Statements of Equity – 2015, 2014, and 2013

Notes to Consolidated Financial Statements

Financial Statement Schedules.

Schedule 1. – Condensed Parent Company Financial Statements.  All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Exhibits, Including Those Incorporated by Reference.  A list of exhibits filed as part of this Form 10-K is set forth in the Exhibit Index hereto which is incorporated by reference herein.  Where so indicated, exhibits which were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in the exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA AMERICA, INC.

/s/ Christopher H. Franklin
Christopher H. Franklin
President and Chief Executive Officer

Date:  February 26,  2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant on February 26,  2016 in the capacities indicated below.

Signature	Title

/s/ Christopher H. Franklin
Christopher H. Franklin	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ David P. Smeltzer
David P. Smeltzer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert A. Rubin
Robert A. Rubin	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Michael L. Browne
Michael L. Browne	Director

/s/ Nicholas DeBenedictis
Nicholas DeBenedictis	Chairman and Director

/s/ Richard H. Glanton
Richard H. Glanton	Director

/s/ Lon R. Greenberg
Lon R. Greenberg	Director

/s/ William P. Hankowsky
William P. Hankowsky	Director

/s/ Wendell F. Holland
Wendell F. Holland	Director

/s/ Ellen T. Ruff
Ellen T. Ruff	Director

Aqua America, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Balance Sheets

(In thousands of dollars)

December 31, 2015 and 2014

	2015	2014
Assets
Current assets:
Accounts receivable, net	$382	$346
Accounts receivable - affiliates	28,423	19,852
Income tax receivable	219	581
Deferred income taxes	-	22,456
Prepayments and other current assets	3,545	3,366
Total current assets	32,569	46,601

Deferred charges and other assets, net	21,313	19,180
Notes receivable - affiliates	331,604	300,932
Accounts receivable - affiliates	103,891	98,647
Deferred income tax asset	85,089	72,407
Investment in subsidiaries	1,745,634	1,664,768
Total assets	$2,320,100	$2,202,535
Liabilities and Equity
Stockholders' equity	$1,725,927	$1,655,343

Long-term debt, excluding current portion	420,350	378,400

Current liabilities:
Current portion of long-term debt	16,050	18,000
Accrued interest	2,495	2,603
Accounts payable - affiliates	21,465	22,003
Other accrued liabilities	16,169	10,986
Total current liabilities	56,179	53,592

Other liabilities	117,644	115,200
Total liabilities and equity	$2,320,100	$2,202,535

The accompanying condensed notes are an integral part of these condensed financial statements.

Aqua America, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

Years ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Other income	$3,034	$4,228	$6,936
Operating expense and other expenses	1,440	627	2,941
Gain on sale of utility systems	-	-	(400)
Operating income	1,594	3,601	4,395
Interest expense, net	1,833	2,160	4,208
Other expense	-	443	139
Income (loss) before equity in earnings of subsidiaries and income taxes	(239)	998	48
Equity in earnings of subsidiaries	201,003	230,209	220,675
Income before income taxes	200,764	231,207	220,723
Provision for income taxes	(1,026)	(2,032)	(577)
Net income attributable to common shareholders	$201,790	$233,239	$221,300

Comprehensive income	$201,689	$233,681	$221,531

Net income per common share:
Basic	$1.14	$1.32	$1.26
Diluted	$1.14	$1.31	$1.25

Average common shares outstanding during the period:
Basic	176,788	176,864	176,140
Diluted	177,517	177,763	176,814

The accompanying condensed notes are an integral part of these condensed financial statements.

Aqua America, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Cash Flows

(In thousands of dollars)

Years ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Net cash flows from operating activities	$152,916	$114,465	$159,144
Cash flows from investing activities:
Acquisitions of utility systems and other, net	(26,722)	(9,329)	(266)
Decrease (increase) in investment of subsidiary	(27,596)	744	50,337
Other	(1,031)	(733)	(267)
Net cash flows (used in) from investing activities	(55,349)	(9,318)	49,804
Cash flows from financing activities:
Proceeds from long-term debt	298,879	170,790	98,956
Repayments of long-term debt	(259,158)	(156,000)	(230,600)
Proceeds from issuing common stock	677	-	10,290
Proceeds from exercised stock options	7,540	7,296	25,698
Share-based compensation windfall tax benefits	1,843	1,422	2,420
Repurchase of common stock	(25,247)	(15,756)	(12,823)
Dividends paid on common stock	(121,248)	(112,106)	(102,889)
Other	(853)	(793)	-
Net cash flows used in financing activities	(97,567)	(105,147)	(208,948)
Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$-	$-	$-

See Note 1 - Basis of Presentation

The accompanying condensed notes are an integral part of these condensed financial statements.

Aqua America, Inc.

Notes to Condensed Parent Company Financial Statements

(In thousands of dollars)

Note 1 – Basis of Presentation – The accompanying condensed financial statements of Aqua America, Inc. (the “Parent”) should be read in conjunction with the consolidated financial statements and notes thereto of Aqua America, Inc. and subsidiaries (collectively, the “Registrant”) incorporated by reference into Part II, Item 8 of the Form 10-K.  The Parent’s significant accounting policies are consistent with those of the Registrant.

The Parent borrows from third parties and provides funds to its subsidiaries, in support of their operations.  Amounts owed to the Parent for borrowings under this facility are reflected as inter-company receivables on the condensed balance sheets.  The interest rate charged to the subsidiaries is sufficient to cover the Parent’s interest costs under its associated borrowings.

As of December 31, 2015 and 2014,  the Parent had a current accounts receivable – affiliates balance of $28,423 and $19,852.  As of December 31, 2015 and 2014,  the Parent had a notes receivable – affiliates balance of $331,604 and $300,932.  The changes in these balances represent non-cash adjustments that are recorded through the Parent’s investment in subsidiaries.

In the ordinary course of business, the Parent indemnifies a third-party for surety bonds issued on behalf of subsidiary companies, guarantees the performance of one of its regulated utilities in a jurisdiction that requires such guarantees, and guarantees several projects associated with the treatment of water in a jurisdiction.

Note 2 – Dividends from subsidiaries – Dividends in the amount of $74,866,  $30,972,  and $18,075 were paid to the Parent by its wholly-owned subsidiaries during the years ended December 31, 2015, 2014, and 2013, respectively.

Note 3  –  Long-term debt – the Parent has long-term debt under unsecured note purchase agreements with investors in addition to its $200,000 revolving credit agreement.  Excluding amounts due under the revolving credit agreement, the debt maturities of the Parent’s long-term debt are as follows:

Year	Debt Maturity
2016	$16,050
2017	26,050
2018	20,800
2019	50,000
2020	28,200
Thereafter	235,300

The Parent had a short-term line of credit of $15,000, which expired on December 31, 2015.  Funds borrowed under this line are classified as loans payable and is used to provide working capital.  The short-term borrowing activity for the last three years is as follows:

	2015	2014	2013
Balance outstanding at December 31,	$-	$-	$-
Interest rate at December 31,	-	-	-
Average borrowings outstanding	$-	$583	$-
Weighted-average interest rate	-	0.78%	-
Maximum amount outstanding	$-	$7,000	$-

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
2.1	Stock Purchase Agreement, dated as of July 26, 2011, by and between Aqua America, Inc. and Connecticut Water Service, Inc.	10-Q	001-06659	2.1	November 4, 2011
2.2	Stock Purchase Agreement, dated as of July 8, 2011, by and among American Water Works Company, Inc., Ohio-American Water Company and Aqua Ohio, Inc.	10-Q	001-06659	2.2	November 4, 2011
2.3	Stock Purchase Agreement, dated as of July 8, 2011, by and among Aqua Utilities, Inc., Aqua New York, Inc. and American Water Works Company, Inc.	10-Q	001-06659	2.3	May 8, 2014
2.4	Utility System Asset Acquisition Agreement as of December 28, 2012 by and among Florida Governmental Utility Authority, as buyer and Aqua Utilities Florida, Inc., and Crystal River Utilities, Inc., as sellers	10-K	001-06659	2.4	February 28, 2013
3.1	Amended and Restated Articles of Incorporation of Aqua America, Inc., dated as of May 10, 2012	8-K	001-06659	3.1	May 11, 2012
3.2	Amended and Restated Bylaws of Aqua America, Inc. (as amended effective as of May 10, 2012)	8-K	001-06659	3.2	May 11, 2012
4.1.1

Indenture of Mortgage dated as of January 1, 1941 between Aqua Pennsylvania, Inc. (f/k/a Philadelphia Suburban Water Company) and The Bank of New York Mellon Trust Company, as successor trustee to First Pennsylvania Bank, N.A. (f/k/a The Pennsylvania Company for Insurance on Lives and Granting Annuities)

		^	^	^	^
4.1.2	Twenty-fourth Supplemental Indenture dated as of June 1, 1988	^	^	^	^
4.1.3	Twenty-sixth Supplemental Indenture dated as of November1, 1991	^	^	^	^
4.1.4	Twenty-ninth Supplemental Indenture dated as of March 30, 1995	10-Q	001-06659	4.17	May 10, 1995
4.1.5	Thirty-third Supplemental Indenture, dated as of November 15, 1999	10-K	001-06659	4.27	March 29, 2000
4.1.6	Thirty-fifth Supplemental Indenture, dated as of January 1, 2002	10-K	001-06659	4.22	March 20, 2002
4.1.7	Forty-first Supplemental Indenture, dated as of January 1, 2007	10-Q	001-06659	4.1	May 8, 2007
4.1.8	Forty-second Supplemental Indenture, dated as of December 1, 2007	10-K	001-06659	4.36	February 27, 2008
4.1.9	Forty-third Supplemental Indenture, dated as of December 1, 2008	10-K	001-06659	4.37	February 27, 2009
4.1.10	Forty-fourth Supplemental Indenture, dated as of July 1, 2009	10-Q	001-06659	4.38	August 6, 2009
4.1.11	Forty-fifth Supplemental Indenture, dated as of October 15, 2009	10-K	001-06659	4.39	February 26, 2010
4.1.12	Forty-sixth Supplemental Indenture, dated as of October 15, 2010	10-K	001-06659	4.35	February 25, 2011
4.1.13	Forty-seventh Supplemental Indenture, dated as of October 15, 2012	10-K	001-06659	4.24	February 28, 2013
4.1.14	Forty-eighth Supplemental Indenture, dated as of October 1, 2013	10-K	001-06659	4.1.17	March 3, 2014
4.1.15	Form of Supplemental Indenture during and after 2014	^	^	^	^

EXHIBIT INDEX

4.1.15.1	Schedule of Outstanding Supplemental Indentures during and after 2014	^	^	^	^
4.2	Note Purchase Agreement, dated July 31, 2003, by and among the Aqua America, Inc. and the note purchasers thereto	10-Q	001-06659	4.27	November 13, 2003
4.3	Bond Purchase Agreement, dated December 21, 2006, by and among the Chester County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC	10-Q	001-06659	10.2	May 8, 2007
4.4	Bond Purchase Agreement, dated December 12, 2007, by and among the Montgomery County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC	10-K	001-06659	10.34	February 27, 2008
4.5	Bond Purchase Agreement, dated December 4, 2008, by and among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC	10-K	001-06659	10.35	February 27, 2009
4.6	Bond Purchase Agreement, dated June 30, 2009, by and among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., and Janney Montgomery Scott LLC	10-Q	001-06659	10.52	August 6, 2009
4.7	Bond Purchase Agreement , dated October 20, 2009, by and among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., Janney Montgomery Scott LLC, and PNC Capital Markets LLC	10-K	001-06659	10.59	February 26, 2010
4.8	Bond Purchase Agreement, dated October 27, 2010, by and among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., PNC Capital Markets LLC, and TD Securities (USA) LLC	10-K	001-06659	10.51	February 25, 2011
4.9	Bond Purchase Agreement , dated November 8, 2012, by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association, John Hancock Life Insurance Company, John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, Minnesota Life Insurance Company, United Health Care Insurance Company, American Republic Insurance Company, Western Fraternal Life Association	10-K	001-06659	10.54	February 28, 2013

EXHIBIT INDEX

4.10	Bond Purchase Agreement, dated October 24, 2013, by and among Aqua Pennsylvania, Inc., John Hancock Life Insurance Company (U.S.A), John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Thrivent Financial for Lutherans, United Insurance Company of America, Equitable Life & Casualty Insurance Company, Catholic United Financial, and Great Western Insurance Company	10-K	001-06659	10.45	March 3, 2014
4.11	Bond Purchase Agreement, dated December 29, 2014, by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), Phoenix Life Insurance Company, PHL Variable Insurance Company, United of Omaha Life Insurance Company, Mutual of Omaha Insurance Company, and Companion Life Insurance Company	10-K	001-06659	10.58	February 27, 2015
4.12

Bond Purchase Agreement, dated December 3, 2015 by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), The Lincoln National Life Insurance Company, Teachers Insurance And Annuity Association Of America, CMFG Life Insurance Company, Genworth Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, United Of Omaha Life Insurance Company, The State Life Insurance Company, Pioneer Mutual Life Insurance Company, MONY Life Insurance Company

		^	^	^	^
10.1	Revolving Credit Agreement, dated as of November 30, 2010, between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., and Citizens Bank of Pennsylvania	10-K	001-06659	4.34	February 25, 2011
10.1.1	First Amendment to Revolving Credit Agreement, dated as of November 28, 2011, between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank	10-K	001-06659	4.25	February 27, 2012
10.1.2	Second Amendment to Revolving Credit Agreement, dated as of November 26, 2012, between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank	10-K	001-06659	10.53	February 28, 2013

EXHIBIT INDEX

10.1.3	Third Amendment to Revolving Credit Agreement, dated as of November 25, 2013, between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank	10-K	001-06659	10.34	March 3, 2014
10.1.4	Fourth Amendment to Revolving Credit Agreement dated as of September 29, 2014, between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank	10-K	001-06659	10.57	February 27, 2015
10.2	Revolving Credit Agreement, dated as of March 23, 2012, between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, and Huntington National Bank	10-Q	001-06659	10.60	May 7, 2012
10.2.1	First Amendment to Revolving Credit Agreement , dated as of January 31, 2013, between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, and Huntington National Bank	10-Q	001-06659	10.53	November 6, 2014
10.2.2	Second Amendment to Revolving Credit Agreement, dated as of August 20, 2014, between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, and Huntington National Bank	10-Q	001-06659	10.54	November 6, 2014
10.3	Aqua America, Inc. Deferred Compensation Plan Master Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996*	10-K	001-06659	10.24	March 25, 1997
10.3.1	Amendment 2008-1 to the Aqua America, Inc. Deferred Compensation Plan Master Trust Agreement, dated as of December 15, 2008*	10-K	001-06659	10.50	February 27, 2009
10.4	Aqua America, Inc. 2009 Executive Deferral Plan (as amended and restated effective January 1, 2009)*	S-8	333-156047	4.1	December 10, 2008
10.5	Aqua America, Inc. Supplemental Executive Retirement Plan for Nicholas DeBenedictis (as amended and restated effective January 1, 2011)*	10-K	001-06659	10.59	February 27, 2012
10.6	Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2011)*	10-K	001-06659	10.58	February 27, 2012
10.7	Aqua America, Inc. Dividend Reinvestment and Direct Stock Purchase Plan*	S-3	333-197805	N/A	August 1, 2014
10.8	Aqua America, Inc. 2004 Equity Compensation Plan (as amended and restated as of January 1, 2009)*	10-K	001-06659	10.36	February 27, 2009
10.8.1	Form of Incentive Stock Option and Dividend Equivalent Grant Agreement*	10-K	001-06659	10.49	February 27, 2009
10.8.2	Form of Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements for executive officers *	^	^	^	^
10.9	Aqua America, Inc. 2009 Omnibus Equity Compensation Plan (as amended effective February 27, 2014) *	8-K	001-06659	10.1	May 12, 2014

EXHIBIT INDEX

10.9.1	Form of Performance-Based Share Unit Grant for Chief Executive Officer*	^	^	^	^
10.9.2	Performance-Based Share Unit Grant Terms and Conditions for Chief Executive Officer*	10-Q	001-06659	10.51(B)	May 8, 2014
10.9.3	Form of Performance-Based Share Unit Grant for all other executive officers*	10-Q	001-06659	10.36	May 6, 2015
10.9.4	Performance-Based Share Unit Grant Terms and Conditions for all other executive officers*	10-Q	001-06659	10.37	May 6, 2015
10.9.5	Form of Restricted Stock Unit Grant for Chief Executive Officer*	^	^	^	^
10.9.6	Restricted Stock Unit Grant Terms and Conditions for Chief Executive Officer*	10-Q	001-06659	10.52(B)	May 8, 2014
10.9.7	Form of Restricted Stock Unit Grant for all other executive officers*	10-Q	001-06659	10.40	May 6, 2015
10.9.8	Restricted Stock Unit Grant Terms and Conditions for all other executive officers*	10-Q	001-06659	10.41	May 6, 2015
10.10	Aqua America, Inc. 2012 Employee Stock Purchase Plan*	^	^	^	^
10.11	Aqua America, Inc. and Subsidiaries Annual Cash Incentive Compensation Plan (adopted February 26, 2013)*	10-K	001-06659	10.56	February 28, 2013
10.12	Form of Change in Control Agreement between the Company and executive officers*	10-Q	001-06659	10.1	November 6, 2015
10.12.1	Schedule of Change in Control Agreement between the Company and executive officers*	^	^	^	^
10.13	Change in Control Agreement, dated December 31, 2008, between Aqua America, Inc. and Christopher H. Franklin*	10-K	001-06659	10.46	February 27, 2009
10.14	Change in Control and Severance Agreement, dated December 31, 2008, between Aqua America, Inc. and Nicholas DeBenedictis*	10-K	001-06659	10.42	February 27, 2009
10.15	Non-Employee Directors’ Compensation for 2015*	10-K	001-06659	10.8	February 27, 2015
10.16	Non-Employee Directors’ Compensation for 2016*	^	^	^	^
10.17	Employment Agreement, dated June 2, 2015, between Aqua America, Inc. and Christopher Franklin*	8-K	001-06659	10.1	June 3, 2015
10.18	Employment Agreement dated January 31, 2010, between Aqua America, Inc. and Nicholas DeBenedictis *	8-K	001-06659	10.1	February 4, 2010
10.18.1	Amendment to Employment Agreement dated December 6, 2011, between Aqua America, Inc. and Nicholas DeBenedictis*	10-K	001-06659	10.56	February 27, 2012
10.18.2	Amendment to Employment Agreement, dated June 30, 2015, between Aqua America, Inc. and Nicholas DeBenedictis*	8-K	001-06659	10.1	July 7, 2015
13.1	Selected portions of Annual Report to Shareholders for the year ended December 31, 2015 incorporated by reference in Annual Report on Form 10-K for the year ended December 31, 2015	^	^	^	^
21.1	Subsidiaries of Aqua America, Inc.	^	^	^	^
23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP	^	^	^	^

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
101.INS	XBRL Instance Document	^	^	^	^
101.SCH	XBRL Taxonomy Extension Schema Document	^	^	^	^
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	^	^	^	^
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	^	^	^	^
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	^	^	^	^
101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document	^	^	^	^

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of specific instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith.  Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

*Indicates management contract or compensatory plan or arrangement

^ Filed herewith

^^Furnished herewith