Form 10-Q
period 2016-03-31
AQUA AMERICA INC
filed 2016-05-06
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

April 22, 2016:  177,271,652

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Assets	2016	2015
Property, plant and equipment, at cost	$6,183,513	$6,088,011
Less: accumulated depreciation	1,430,632	1,399,086
Net property, plant and equipment	4,752,881	4,688,925
Current assets:
Cash and cash equivalents	3,981	3,229
Accounts receivable and unbilled revenues, net	91,761	99,146
Inventory, materials and supplies	12,499	12,414
Prepayments and other current assets	12,713	11,802
Assets held for sale	1,779	1,779
Total current assets	122,733	128,370

Regulatory assets	859,830	830,118
Deferred charges and other assets, net	30,228	28,878
Investment in joint venture	7,467	7,716
Goodwill	42,304	33,866
Total assets	$5,815,443	$5,717,873
Liabilities and Equity
Stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 180,176,073 and 179,363,660 as of March 31, 2016 and December 31, 2015	$90,088	$89,682
Capital in excess of par value	790,749	773,585
Retained earnings	950,158	930,061
Treasury stock, at cost, 2,910,671 and 2,819,569 shares as of March 31, 2016 and December 31, 2015	(70,912)	(68,085)
Accumulated other comprehensive income	624	687
Total stockholders' equity	1,760,707	1,725,930

Long-term debt, excluding current portion	1,766,662	1,743,612
Less: debt issuance costs	22,554	23,165
Long-term debt, excluding current portion, net of debt issuance costs	1,744,108	1,720,447
Commitments and contingencies (See Note 13)	-	-

Current liabilities:
Current portion of long-term debt	29,096	35,593
Loans payable	28,041	16,721
Accounts payable	33,971	56,452
Accrued interest	21,778	12,651
Accrued taxes	21,821	21,887
Other accrued liabilities	39,636	49,895
Total current liabilities	174,343	193,199

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,152,343	1,118,923
Customers' advances for construction	86,546	86,934
Regulatory liabilities	255,434	259,507
Other	110,509	100,498
Total deferred credits and other liabilities	1,604,832	1,565,862

Contributions in aid of construction	531,453	512,435
Total liabilities and equity	$5,815,443	$5,717,873

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Operating revenues	$192,607	$190,326

Operating expenses:
Operations and maintenance	73,541	73,189
Depreciation	32,145	30,500
Amortization	450	849
Taxes other than income taxes	14,140	14,621
Total operating expenses	120,276	119,159

Operating income	72,331	71,167

Other expense (income):
Interest expense, net	19,853	18,665
Allowance for funds used during construction	(2,308)	(1,182)
Gain on sale of other assets	(207)	(169)
Equity loss in joint venture	249	714
Income before income taxes	54,744	53,139
Provision for income taxes	3,007	4,594
Net income	$51,737	$48,545

Net income per common share:
Basic	$0.29	$0.27
Diluted	$0.29	$0.27

Average common shares outstanding during the period:
Basic	177,104	176,888
Diluted	177,819	177,792

Cash dividends declared per common share	$0.178	$0.165

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Net income	$51,737	$48,545
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on investments, net of tax (benefit) expense of $(4) and $41 for the three months ended March 31, 2016 and 2015, respectively	(6)	75
Reclassification of gain on sale of investment to net income, net of tax of $30 for the three months ended March 31, 2016 (1)	(57)	-
Comprehensive income	$51,674	$48,620

(1) Amount of pre-tax gain of $87 reclassified from accumulated other comprehensive income to gain on sale of other assets on the consolidated statements of net income for the three months ended March 31, 2016.

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		March 31,	December 31,
		2016	2015
Stockholders' equity:
Common stock, $.50 par value		$90,088	$89,682
Capital in excess of par value		790,749	773,585
Retained earnings		950,158	930,061
Treasury stock, at cost		(70,912)	(68,085)
Accumulated other comprehensive income		624	687
Total stockholders' equity		1,760,707	1,725,930

Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	5,098	5,148
1.00% to 1.99%	2016 to 2035	18,487	20,811
2.00% to 2.99%	2024 to 2031	20,703	19,167
3.00% to 3.99%	2016 to 2047	296,662	297,275
4.00% to 4.99%	2020 to 2054	486,987	487,093
5.00% to 5.99%	2017 to 2043	214,817	221,435
6.00% to 6.99%	2017 to 2036	52,969	52,964
7.00% to 7.99%	2022 to 2027	33,593	33,762
8.00% to 8.99%	2021 to 2025	14,394	14,502
9.00% to 9.99%	2018 to 2026	27,100	27,100
10.00% to 10.99%	2018	6,000	6,000
		1,176,810	1,185,257

Notes payable to bank under revolving credit agreement, variable rate, due 2021		85,000	60,000
Unsecured notes payable:
Bank notes at 1.921% and 1.975% due 2017 and 2018		100,000	100,000
Notes at 3.57% and 3.59% due 2027 and 2030		120,000	120,000
Notes ranging from 4.62% to 4.87%, due 2016 through 2024		144,400	144,400
Notes ranging from 5.20% to 5.95%, due 2016 through 2037		169,548	169,548
Total long-term debt		1,795,758	1,779,205

Current portion of long-term debt		29,096	35,593
Long-term debt, excluding current portion		1,766,662	1,743,612
Less: debt issuance costs		22,554	23,165
Long-term debt, excluding current portion, net of debt issuance costs		1,744,108	1,720,447

Total capitalization		$3,504,815	$3,446,377

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive
	Stock	Par Value	Earnings	Stock	Income	Total
Balance at December 31, 2015	$89,682	$773,585	$930,061	$(68,085)	$687	$1,725,930
Net income	-	-	51,737	-	-	51,737
Other comprehensive loss, net of income tax benefit of $34	-	-	-	-	(63)	(63)
Dividends	-	-	(31,513)	-	-	(31,513)
Stock issued for acquisition (439,943 shares)	220	12,625	-	-	-	12,845
Sale of stock (11,373 shares)	6	326	-	-	-	332
Repurchase of stock (91,102 shares)	-	-	-	(2,827)	-	(2,827)
Equity compensation plan (217,725 shares)	108	(108)	-	-	-	-
Exercise of stock options (143,372 shares)	72	2,744	-	-	-	2,816
Stock-based compensation	-	806	(127)	-	-	679
Employee stock plan tax benefits	-	979	-	-	-	979
Other	-	(208)	-	-	-	(208)
Balance at March 31, 2016	$90,088	$790,749	$950,158	$(70,912)	$624	$1,760,707

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$51,737	$48,545
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	32,595	31,349
Deferred income taxes	1,436	2,688
Provision for doubtful accounts	817	936
Stock-based compensation	806	1,341
Gain on sale of utility system	(1,215)	-
Gain on sale of other assets	(207)	(169)
Net change in receivables, inventory and prepayments	5,680	191
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	4,880	11,460
Other	(1,691)	(6,321)
Net cash flows from operating activities	94,838	90,020
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $580 and $296	(72,984)	(70,284)
Acquisitions of utility systems and other, net	(4,461)	(788)
Additions to funds restricted for construction activity
Release of funds previously restricted for construction activity	-	32
Net proceeds from the sale of utility system and other assets	2,853	232
Investment in joint venture
Other	(40)	(1,180)
Net cash flows used in investing activities	(74,632)	(71,988)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	1,273	1,193
Repayments of customers' advances	(349)	(1,040)
Net proceeds of short-term debt	11,320	14,664
Proceeds from long-term debt	96,314	52,629
Repayments of long-term debt	(80,341)	(29,800)
Change in cash overdraft position	(17,250)	(21,431)
Proceeds from issuing common stock	332	-
Proceeds from exercised stock options	2,816	2,852
Stock-based compensation windfall tax benefits	979	1,230
Repurchase of common stock	(2,827)	(3,754)
Dividends paid on common stock	(31,513)	(29,176)
Other	(208)	(263)
Net cash flows used in financing activities	(19,454)	(12,896)
Net change in cash and cash equivalents	752	5,136
Cash and cash equivalents at beginning of period	3,229	4,138
Cash and cash equivalents at end of period	$3,981	$9,274

Non-cash investing activity:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$19,052	$20,158

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at March 31, 2016, the consolidated statements of net income and comprehensive income for the three months ended March 31, 2016 and 2015 the consolidated statements of cash flow for the three months ended March 31, 2016 and 2015, and the consolidated statement of equity for the three months ended March 31, 2016 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented.  Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.  The December 31, 2015 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2015 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.    Certain prior period amounts have been reclassified, including debt issuance costs (see Note 15 - Recent Accounting Pronouncements), to conform to the current period presentation.

Note 2 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2015	$27,246	$6,620	$33,866
Goodwill acquired	8,622	-	8,622
Reclassification to utility plant acquisition adjustment	(25)	-	(25)
Other	(159)	-	(159)
Balance at March 31, 2016	$35,684	$6,620	$42,304

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The reclassification of goodwill to utility plant acquisition adjustment results from a mechanism approved by the applicable utility commission.  The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with some acquisitions upon achieving specific objectives.

Note 3 – Acquisitions

Pursuant to our strategy to grow through acquisitions, in January 2016, the Company acquired Superior Water Company, Inc., which provides public water service to approximately 3,900 customers in portions of Berks, Chester, and Montgomery counties in Pennsylvania.  The total purchase price for the utility system was $16,750, which consisted of the issuance of 439,943 shares of the Company’s common stock and $3,905 in cash. The purchase price allocation for this acquisition consists primarily of acquired property, plant and equipment of $25,167, contributions in aid of construction of $16,565, and goodwill of $8,622.  Additionally, during the first quarter of 2016, the Company completed six acquisitions of water and wastewater utility systems in various states.  The total purchase price of these utility systems consisted of $556 in cash.  The pro forma effect of the business acquired is not material either individually or collectively to the Company’s results of operations.

In April 2015, the Company acquired the water and wastewater utility system assets of North Maine Utilities located in the Village of Glenview, Illinois serving approximately 7,400 customers.  The total purchase price consisted of $23,079 in cash.  The purchase price allocation for this acquisition consists primarily of acquired property, plant and equipment.  Additionally, in 2015, the Company completed 14 acquisitions of water and wastewater utility systems in various states.  The total purchase price of these utility systems consisted of $5,210 in cash.

Note 4 –  Assets Held for Sale

In December 2015, the Company decided to sell a business unit within the Company’s market-based subsidiary, Aqua Resources, which provides liquid waste hauling and disposal services, and is reported as assets held for sale in the Company’s Consolidated Balance Sheets.  The completion of the sale is expected to occur in the second quarter of 2016.  This business unit is included in “Other” in the Company’s segment information.

]

Note 5 – Capitalization

In February 2016, the Company amended its unsecured revolving credit facility to extend the expiration from March 2017 to February 2021, to increase the facility from $200,000 to $250,000, and to add a fourth bank to the lending group.  Funds borrowed under this facility are classified as long-term debt and are used to provide working capital as well as support for letters of credit for insurance policies and other financing arrangements.  Interest under this facility is based at the Company’s option, on the prime rate, an adjusted Euro-Rate, an adjusted federal funds rate or at rates offered by the banks.  A facility fee is charged on the total commitment amount of the agreement.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended March 31, 2016.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions.    As of March 31, 2016 and December 31, 2015, the carrying amount of the Company’s loans payable was $28,041 and $16,721, respectively, which equates to their estimated fair value.  The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing Level 2 methods and assumptions.  As of March 31, 2016 and December 31, 2015, the carrying amounts of the Company's cash and cash equivalents was $3,981 and $3,229, respectively, which equates to their fair value.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	March 31,	December 31,
	2016	2015
Carrying Amount	$1,795,758	$1,779,205
Estimated Fair Value	2,020,229	1,905,393

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.  The Company’s customers’ advances for construction have a carrying value of $86,546 as of March 31, 2016, and $86,934 as of December 31, 2015.  Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases.  Portions of these non-interest bearing instruments are payable annually through 2026 and amounts not paid by the respective contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Three Months Ended
	March 31,
	2016	2015
Average common shares outstanding during the period for basic computation	177,104	176,888
Dilutive effect of employee stock-based compensation	715	904
Average common shares outstanding during the period for diluted computation	177,819	177,792

For the three months ended March 31,  2016 and 2015, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods.

Note 8 – Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan, as amended as of February 27, 2014 (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 3,125,000 shares under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the 2009 Plan.  During any calendar year, no individual

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

may be granted (i) stock options and stock appreciation rights under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the 2009 Plan.  Awards to employees and consultants under the 2009 Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors.  In the case of awards to non-employee directors, the Board of Directors of makes such awards.  At March 31, 2016,  3,989,744 shares underlying stock-based compensation awards were still available for grants under the 2009 Plan.    No further grants may be made under the 2004 Plan.

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

	Three Months Ended
	March 31,
	2016	2015
Stock-based compensation within operations and maintenance expenses	$525	$1,078
Income tax benefit	209	439

The following table summarizes nonvested PSU transactions for the three months ended March 31, 2016:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at December 31, 2015	424,858	$25.78
Granted	151,156	28.89
Performance criteria adjustment	26,047	25.62
Forfeited	(5,900)	25.89
Share units vested	44,625	26.88
Share units issued	(189,885)	23.25
Nonvested share units at March 31, 2016	450,901	$27.98

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted during the three months ended

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

March 31, 2016 and 2015 was $28.89 and $26.54, respectively.  The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months.  The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.  The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended
	March 31,
	2016	2015
Stock-based compensation within operations and maintenance expenses	$168	$263
Income tax benefit	69	109

The following table summarizes nonvested RSU transactions for the three months ended March 31, 2016:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at December 31, 2015	88,353	$24.94
Granted	49,636	32.04
Stock units vested and issued	(24,318)	23.37
Forfeited	(1,500)	25.53
Nonvested stock units at March 31, 2016	112,171	$28.41

The per unit weighted-average fair value at the date of grant for RSUs granted during the three months ended March 31, 2016 and 2015 was $32.04 and $26.26, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Stock Options – The following table provides the income tax benefit for stock-based compensation related to stock options granted in prior periods:

	Three Months Ended
	March 31,
	2016	2015
Income tax benefit	$216	$104

For the three months ended March 31, 2016 and 2015, there were no compensation costs for stock-based compensation related to stock options, as stock options were fully amortized in 2013.  Additionally, there were no stock options granted during the three months ended March 31, 2016 or 2015.

The following table summarizes stock option transactions for the three months ended March 31, 2016:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2015	659,533	$16.62
Forfeited	-	-
Expired / Cancelled	(3,436)	16.15
Exercised	(143,372)	19.64
Outstanding and exercisable at March 31, 2016	512,725	$15.78	2.5	$8,224

Stock Awards – On March 31, 2016, the Company granted 3,522 shares of common stock to the non-employee members of the Board of Directors.  The fair market value of the shares is $31.94 per share.  The shares granted are not subject to any restrictions.  In the first quarter of 2016, the Company recognized $112 of compensation expense and an income tax benefit of $47 associated with these grants.  There were no stock awards granted to the non-employee members of the Board of Directors during the quarter ended March 31, 2015.

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

	Pension Benefits
	Three Months Ended
	March 31,
	2016	2015
Service cost	$826	$925
Interest cost	3,285	3,222
Expected return on plan assets	(4,266)	(4,674)
Amortization of prior service cost	145	43
Amortization of actuarial loss	1,760	1,532
Settlement charge	3,028	-
Special termination benefit charge	302	-
Net periodic benefit cost	$5,080	$1,048

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2016	2015
Service cost	$255	$406
Interest cost	750	758
Expected return on plan assets	(711)	(730)
Amortization of prior service cost	(137)	(54)
Amortization of actuarial loss	267	354
Net periodic benefit cost	$424	$734

Effective July 1, 2015, the Company added a permanent lump sum option to the form of benefit payments offered to participants of the qualified defined benefit pension plan and non-qualified retirement plans upon retirement or termination.  During the first quarter of 2016, the lump sum payments paid to participants who elected this option for payments from the non-qualified retirement plans resulted in a settlement charge.  The Company made cash contributions of $2,715 to its Pension Plan during the first three months of 2016,  and intends to make cash contributions of $5,430 to the Pension Plan during the remainder of 2016.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 10 – Water and Wastewater Rates

During the first three months of 2016, the Company’s operating divisions in Ohio, Texas, and Virginia were granted base rate increases designed to increase total operating revenues on an annual basis by $3,090.  Further, during the first three months of 2016, the Company’s operating divisions in Illinois, Pennsylvania (wastewater), and North Carolina received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $1,365.

Note 11 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2016	2015
Property	$6,185	$6,825
Capital stock	427	540
Gross receipts, excise and franchise	2,519	2,442
Payroll	3,337	3,278
Regulatory assessments	672	653
Other	1,000	883
Total taxes other than income	$14,140	$14,621

Note 12 – Segment Information

The Company has identified ten operating segments and has one reportable segment named the “Regulated” segment.  The reportable segment is comprised of eight operating segments for the Company’s water and wastewater regulated utility companies which are organized by the states where we provide these services.  In addition, two segments are not quantitatively significant to be reportable and are comprised of the Company’s market-based activities:  Aqua Resources, Inc. and Aqua Infrastructure, LLC.  Aqua Resources provides water and wastewater service through operating and maintenance contracts with municipal authorities and other parties in close proximity to our utility companies’ service territories; offers, through a third party, water and wastewater line repair service and protection solutions to households; inspects, cleans and repairs storm and sanitary wastewater lines; installs and tests devices that prevent the contamination of potable water; designs and builds water and wastewater systems; and provides other market-based water and wastewater services.  In addition, Aqua Resources provides liquid waste hauling and disposal services in a business unit that, in December 2015, the Company decided to sell, which is reported as assets held for sale in the Company’s consolidated balance sheets included in this report.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.  These two segments are included as a component of “Other” in the tables below.  Also included in “Other” are corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.  Corporate costs include general and administrative expense, and interest expense.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$186,006	$6,601	$192,607	$180,564	$9,762	$190,326
Operations and maintenance expense	67,325	6,216	73,541	67,018	6,171	73,189
Depreciation	32,206	(61)	32,145	30,438	62	30,500
Operating income	72,850	(519)	72,331	68,624	2,543	71,167
Interest expense, net	18,801	1,052	19,853	17,902	763	18,665
Allowance for funds used during construction	(2,308)	-	(2,308)	(1,182)	-	(1,182)
Income tax expense (benefit)	3,673	(666)	3,007	4,367	227	4,594
Net income (loss)	52,894	(1,157)	51,737	47,705	840	48,545
Capital expenditures	72,389	595	72,984	70,111	173	70,284

	March 31,	December 31,
	2016	2015
Total assets:
Regulated	$5,639,573	$5,541,335
Other	175,870	176,538
Consolidated	$5,815,443	$5,717,873

Note 13 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of March 31, 2016, the aggregate amount of $14,913 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated.  For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Further, the Company has insurance coverage for certain of these loss contingencies, and as of March 31, 2016, estimates that approximately $1,544 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Company’s reserve for these claims totaled $1,496 at March 31, 2016 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 14 – Income Taxes

During the three months ended March 31, 2016, the Company utilized $22 of its Federal net operating loss (“NOL”) carryforward.  In addition, during the three months ended March 31, 2016, the Company’s state NOL carryforward increased by $8,473.  As of March 31, 2016, the balance of the Company’s Federal NOL was $158,254.  The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance.  As of March 31, 2016, the balance of the Company’s gross state NOL was $557,144, a portion of which is offset by a valuation allowance because the Company does not believe the NOLs are more likely than not to be realized.  The Company’s Federal and state NOL carryforwards begin to expire in 2032 and 2023, respectively.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $63,286 and $89,251, respectively.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $221,540 and $646,395 respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

In accordance with a 2012 settlement agreement with the Pennsylvania Public Utility Commission, Aqua Pennsylvania expenses, for tax purposes, qualifying utility asset improvement costs, which results in a substantial reduction in income tax expense and greater net income and cash flows.  The Company’s effective income tax rate for the first quarter of 2016 and 2015, was 5.5% and 8.6%, respectively.

As of March 31, 2016, the total gross unrecognized tax benefit was $28,208, of which $18,597, if recognized, would affect the Company’s effective tax rate as a result of the regulatory treatment afforded for qualifying infrastructure improvements in Pennsylvania.  At December 31, 2015, the Company had unrecognized tax benefits of $28,016.

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

Note 15 – Recent Accounting Pronouncements

In March 2016, the FASB issued updated accounting guidance on simplifying the accounting for share-based payments, which includes several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.   The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption available.  The Company is evaluating the requirements of the updated guidance to determine the impact of adoption.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In February 2016, the FASB issued updated accounting guidance on accounting for leases, which requires lessees to establish a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  For income statement purposes, leases will be classified as either operating or finance.  Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern.  The updated accounting guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption available.  The Company is evaluating the requirements of the updated guidance to determine the impact of adoption.

In September 2015, the FASB issued updated accounting guidance on simplifying measurement-period adjustment in business combinations, which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment.  The Company adopted the provisions of this accounting standard,  as required on January 1, 2016, and it did not have an impact on its results of operations or financial position.

In April 2015, the FASB issued updated accounting guidance on simplifying the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability.  Previously, debt issuance costs were presented in the balance sheet as a deferred charge.    The Company adopted the provisions of this accounting standard as required on January 1, 2016.  The adoption of this standard was applied retrospectively and resulted in the reclassification of $23,165 from deferred charges and other assets, net to debt issuance costs, which is reported as a reduction to long-term debt, in the December 31, 2015 Consolidated Balance Sheet.

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

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address, among other things: the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,”  “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions.  Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, among others: the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, changes to the capital markets, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such report.  As a result, readers are cautioned not to place undue reliance on any forward-looking statements.  We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

General Information

Aqua America, Inc. (“we”,  “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia.  Our largest operating subsidiary, Aqua Pennsylvania,  provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania.  Our other regulated utility subsidiaries provide similar services in seven other states.  In addition, the Company’s market-based activities are conducted through Aqua Resources, Inc. and Aqua Infrastructure, LLC.  Aqua Resources provides water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories; offers, through a third party, water and wastewater line repair service and protection solutions to households; inspects, cleans and repairs storm and sanitary wastewater lines; installs and tests devices that prevent the contamination of potable water; designs and builds water and wastewater systems; and provides other market-based water and wastewater services.  In addition, Aqua Resources provides liquid waste hauling and disposal services in a business unit that, in December 2015, the Company decided to sell, which is reported as assets held for sale in the Company’s Consolidated Balance Sheets.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Aqua America, Inc., which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, formerly known as Philadelphia Suburban Water Company.  In the early 1990s, we embarked on a growth-through-acquisition strategy focused on water and wastewater operations.  Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of American Water Works Company, Inc.’s regulated operations in Ohio in 2012.  Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and has extended our regulated operations from southeastern Pennsylvania to include operations in seven other states.  Currently, the Company seeks to acquire businesses in the U.S. regulated sector and to pursue growth ventures in market-based activities that are supplementary and complementary to our regulated businesses.

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

Financial Condition

During the first three months of 2016, we had $72,984 of capital expenditures, expended $4,461 for the acquisition of water and wastewater utility systems, issued $96,314 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $80,341. The capital expenditures were related to new and replacement water mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.  The issuance of long-term debt was comprised principally of the funds borrowed under our revolving credit facility.  In addition, we issued 439,943 shares of the Company’s common stock, and paid $3,905 in cash for the acquisition of Superior Water Company, Inc. as described in Note 3 – Acquisitions.

At March 31, 2016, we had $3,981 of cash and cash equivalents compared to $3,229 at December 31, 2015.  During the first three months of 2016, we used the proceeds from the issuance of long-term debt and internally generated funds to fund the cash requirements discussed above and to pay dividends.

At March 31, 2016, our $250,000 unsecured revolving credit facility, which was amended and now expires in February 2021, had $141,690 available for borrowing.  At March 31, 2016, we had short-term

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

lines of credit of $135,500, of which $107,459 was available for borrowing.  One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of March 31, 2016, $76,798 was available for borrowing.

Our short-term lines of credit of $135,500 are subject to renewal on an annual basis.  Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

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

Results of Operations

Analysis of First Quarter of 2016 Compared to First Quarter of 2015

Revenues increased by $2,281 or 1.2%, primarily due to additional water and wastewater revenues of $3,564 associated with a larger customer base due to utility acquisitions, an increase in water and wastewater rates of $1,263, and an increase in infrastructure rehabilitation surcharges of $1,124, offset by a decrease in market-based activities revenues of $3,162 and lower customer water consumption.  The market-based activities revenues decreased due to the absence in the first quarter of 2016 of a significant short-term wastewater services contract that occurred in the first quarter of 2015.

Operations and maintenance expenses increased by $352 or 0.5%, primarily due to additional operating costs associated with acquired utility systems of $2,410, an increase in the Company’s self-insured employee medical benefit program expense of $915, and an increase in insurance of $773, offset by decreases in market-based activities expenses of $2,147 and  water production costs of $1,056.

Depreciation expense increased by $1,645 or 5.4%, primarily due to the utility plant placed in service since March 31, 2015.

Taxes other than income taxes decreased by $481 or 3.3%, primarily due to a decrease in property taxes of $640 resulting from a reduction in property taxes for our Ohio operating subsidiary.

Interest expense increased by $1,188 or 6.4%, primarily due to an increase in average borrowings.

Allowance for funds used during construction (“AFUDC”) increased by $1,126, due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied and an increase in the AFUDC rate.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Equity loss in joint venture decreased by $465 primarily due to a reduction in depreciation expense resulting from the noncash impairment charge recognized by the joint venture on its long-lived assets in the fourth quarter of 2015.

Our effective income tax rate was 5.5% in the first quarter of 2016 and 8.6% in the first quarter of 2015.  The effective income tax rate decreased due to the effect of additional tax deductions recognized in the first quarter of 2016 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Net income  increased by $3,192 or 6.6%, primarily as a result of the factors described above.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 15,  Recent Accounting Pronouncements, of the consolidated financial statements in this report.

Item 3  – Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices.  There have been no significant changes in our exposure to market risks since December 31, 2015.  Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.

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

Item 1A – Risk Factors

There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015  under “Part 1, Item 1A – Risk Factors.”

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2016:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)
January 1-31, 2016	13,425	$30.21	-	720,348
February 1-29, 2016	77,144	$31.18	-	720,348
March 1-31, 2016	533	$31.94	-	720,348
Total	91,102	$31.04	-	720,348

(1)

These amounts include the following: (a) 73,265 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation; and (b) 17,837 shares we acquired from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock), upon exercise, by delivering to us shares of our common stock in accordance with the terms of our equity compensation plan that were previously approved by our shareholders and disclosed in our proxy statements.  These features of our equity compensation plan are available to all employees who receive stock-based compensation under the plan.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the stock-based compensation or the day prior to the option exercise.

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

May 6, 2016

Aqua America, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
President and
Chief Executive Officer

/s/ David P. Smeltzer
David P. Smeltzer
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.2.3

Third Amendment to Revolving Credit Agreement, dated as of February 24, 2016, between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, Huntingdon National Bank, and Bank of America, N.A.

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