Form 10-Q
period 2016-06-30
AQUA AMERICA INC
filed 2016-08-03
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

July 20, 2016:  177,329,959

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Assets	2016	2015
Property, plant and equipment, at cost	$6,282,410	$6,088,011
Less: accumulated depreciation	1,458,923	1,399,086
Net property, plant and equipment	4,823,487	4,688,925
Current assets:
Cash and cash equivalents	4,923	3,229
Accounts receivable and unbilled revenues, net	99,718	99,146
Inventory, materials and supplies	11,714	12,414
Prepayments and other current assets	14,436	11,802
Assets held for sale	1,641	1,779
Total current assets	132,432	128,370

Regulatory assets	887,135	830,118
Deferred charges and other assets, net	30,313	28,878
Investment in joint venture	7,238	7,716
Goodwill	42,234	33,866
Total assets	$5,922,839	$5,717,873
Liabilities and Equity
Stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 180,235,772 and 179,363,660 as of June 30, 2016 and December 31, 2015	$90,118	$89,682
Capital in excess of par value	793,229	773,585
Retained earnings	978,124	930,061
Treasury stock, at cost, 2,911,624 and 2,819,569 shares as of June 30, 2016 and December 31, 2015	(70,944)	(68,085)
Accumulated other comprehensive income	636	687
Total stockholders' equity	1,791,163	1,725,930

Long-term debt, excluding current portion	1,798,067	1,743,612
Less: debt issuance costs	22,193	23,165
Long-term debt, excluding current portion, net of debt issuance costs	1,775,874	1,720,447
Commitments and contingencies (See Note 13)	-	-

Current liabilities:
Current portion of long-term debt	38,212	35,593
Loans payable	26,239	16,721
Accounts payable	40,651	56,452
Accrued interest	17,977	12,651
Accrued taxes	19,096	21,887
Other accrued liabilities	37,045	49,895
Total current liabilities	179,220	193,199

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,190,204	1,118,923
Customers' advances for construction	87,694	86,934
Regulatory liabilities	254,438	259,507
Other	109,450	100,498
Total deferred credits and other liabilities	1,641,786	1,565,862

Contributions in aid of construction	534,796	512,435
Total liabilities and equity	$5,922,839	$5,717,873

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	June 30,
	2016	2015
Operating revenues	$203,876	$205,760

Operating expenses:
Operations and maintenance	73,994	79,746
Depreciation	31,619	31,049
Amortization	528	924
Taxes other than income taxes	14,242	13,795
Total operating expenses	120,383	125,514

Operating income	83,493	80,246

Other expense (income):
Interest expense, net	20,115	18,900
Allowance for funds used during construction	(1,871)	(1,040)
Gain on sale of other assets	(121)	1
Equity loss in joint venture	229	84
Income before income taxes	65,141	62,301
Provision for income taxes	5,515	4,919
Net income	$59,626	$57,382

Net income per common share:
Basic	$0.34	$0.32
Diluted	$0.33	$0.32

Average common shares outstanding during the period:
Basic	177,288	177,084
Diluted	178,084	177,913

Cash dividends declared per common share	$0.178	$0.165

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
Operating revenues	$396,483	$396,086

Operating expenses:
Operations and maintenance	147,535	152,935
Depreciation	63,764	61,549
Amortization	978	1,773
Taxes other than income taxes	28,382	28,416
Total operating expenses	240,659	244,673

Operating income	155,824	151,413

Other expense (income):
Interest expense, net	39,968	37,565
Allowance for funds used during construction	(4,179)	(2,222)
Gain on sale of other assets	(328)	(168)
Equity loss in joint venture	478	798
Income before income taxes	119,885	115,440
Provision for income taxes	8,522	9,513
Net income	$111,363	$105,927

Net income per common share:
Basic	$0.63	$0.60
Diluted	$0.63	$0.60

Average common shares outstanding during the period:
Basic	177,196	176,987
Diluted	177,920	177,818

Cash dividends declared per common share	$0.356	$0.330

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$59,626	$57,382	$111,363	$105,927
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on investments, net of tax expense (benefit) of $7 and $(11) for the three months and $3 and $29 for the six months ended June 30, 2016 and 2015, respectively	12	(21)	6	55
Reclassification of gain on sale of investment to net income, net of tax of $30 for the six months ended June 30, 2016 (1)	-	-	(57)	-
Comprehensive income	$59,638	$57,361	$111,312	$105,982

(1) Amount of pre-tax gain of $87 reclassified from accumulated other comprehensive income to gain on sale of other assets on the consolidated statements of net income for the six months ended June 30, 2016.

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		June 30,	December 31,
		2016	2015
Stockholders' equity:
Common stock, $.50 par value		$90,118	$89,682
Capital in excess of par value		793,229	773,585
Retained earnings		978,124	930,061
Treasury stock, at cost		(70,944)	(68,085)
Accumulated other comprehensive income		636	687
Total stockholders' equity		1,791,163	1,725,930

Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	4,802	5,148
1.00% to 1.99%	2016 to 2035	16,347	20,811
2.00% to 2.99%	2024 to 2031	22,063	19,167
3.00% to 3.99%	2016 to 2047	296,045	297,275
4.00% to 4.99%	2020 to 2054	486,909	487,093
5.00% to 5.99%	2017 to 2043	214,634	221,435
6.00% to 6.99%	2017 to 2036	52,975	52,964
7.00% to 7.99%	2022 to 2027	33,418	33,762
8.00% to 8.99%	2021 to 2025	14,288	14,502
9.00% to 9.99%	2018 to 2026	27,100	27,100
10.00% to 10.99%	2018	6,000	6,000
		1,174,581	1,185,257

Notes payable to bank under revolving credit agreement, variable rate, due 2021		133,000	60,000
Unsecured notes payable:
Bank notes at 1.921% and 1.975% due 2017 and 2018		100,000	100,000
Notes at 3.57% and 3.59% due 2027 and 2030		120,000	120,000
Notes ranging from 4.62% to 4.87%, due 2016 through 2024		144,400	144,400
Notes ranging from 5.20% to 5.95%, due 2016 through 2037		164,298	169,548
Total long-term debt		1,836,279	1,779,205

Current portion of long-term debt		38,212	35,593
Long-term debt, excluding current portion		1,798,067	1,743,612
Less: debt issuance costs		22,193	23,165
Long-term debt, excluding current portion, net of debt issuance costs		1,775,874	1,720,447

Total capitalization		$3,567,037	$3,446,377

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive
	Stock	Par Value	Earnings	Stock	Income	Total
Balance at December 31, 2015	$89,682	$773,585	$930,061	$(68,085)	$687	$1,725,930
Net income	-	-	111,363	-	-	111,363
Other comprehensive loss, net of income tax benefit of $27	-	-	-	-	(51)	(51)
Dividends	-	-	(63,071)	-	-	(63,071)
Stock issued for acquisition (439,943 shares)	220	12,625	-	-	-	12,845
Sale of stock (22,281 shares)	11	659	-	-	-	670
Repurchase of stock (92,055 shares)	-	-	-	(2,859)	-	(2,859)
Equity compensation plan (221,449 shares)	111	(111)	-	-	-	-
Exercise of stock options (188,439 shares)	94	3,475	-	-	-	3,569
Stock-based compensation	-	2,200	(229)	-	-	1,971
Employee stock plan tax benefits	-	1,198	-	-	-	1,198
Other	-	(402)	-	-	-	(402)
Balance at June 30, 2016	$90,118	$793,229	$978,124	$(70,944)	$636	$1,791,163

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$111,363	$105,927
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	64,742	63,322
Deferred income taxes	5,051	5,392
Provision for doubtful accounts	2,101	2,233
Stock-based compensation	2,200	3,682
Gain on sale of utility system and market-based business unit	(1,782)	-
Gain on sale of other assets	(328)	(168)
Net change in receivables, inventory and prepayments	(4,130)	(17,430)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(2,695)	2,319
Other	1,136	(8,259)
Net cash flows from operating activities	177,658	157,018
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $1,097 and $570	(168,587)	(150,284)
Acquisitions of utility systems and other, net	(5,626)	(25,919)
Release of funds previously restricted for construction activity	-	32
Net proceeds from the sale of utility system and other assets	6,439	290
Other	(45)	(1,296)
Net cash flows used in investing activities	(167,819)	(177,177)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	3,205	2,872
Repayments of customers' advances	(1,282)	(1,695)
Net proceeds of short-term debt	9,518	17,908
Proceeds from long-term debt	169,297	238,457
Repayments of long-term debt	(112,650)	(158,824)
Change in cash overdraft position	(15,338)	(16,047)
Proceeds from issuing common stock	670	-
Proceeds from exercised stock options	3,569	3,452
Stock-based compensation windfall tax benefits	1,198	1,320
Repurchase of common stock	(2,859)	(7,957)
Dividends paid on common stock	(63,071)	(58,396)
Other	(402)	(454)
Net cash flows (used in) from financing activities	(8,145)	20,636
Net change in cash and cash equivalents	1,694	477
Cash and cash equivalents at beginning of period	3,229	4,138
Cash and cash equivalents at end of period	$4,923	$4,615

Non-cash investing activity:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$20,863	$27,551

See notes to consolidated financial statements beginning on page 9 of this report.
See note 3 - Acquisitions for a description of non-cash activities.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at June 30, 2016, the consolidated statements of net income and comprehensive income for the three and six months ended June 30, 2016 and 2015 the consolidated statements of cash flow for the six months ended June 30, 2016 and 2015, and the consolidated statement of equity for the six months ended June 30, 2016 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented.  Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.  The December 31, 2015 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2015 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.    Certain prior period amounts have been reclassified, including debt issuance costs (see Note 15 - Recent Accounting Pronouncements), to conform to the current period presentation.

Note 2 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2015	$27,246	$6,620	$33,866
Goodwill acquired	10,095	-	10,095
Reclassification to utility plant acquisition adjustment	(25)	-	(25)
Disposition	-	(996)	(996)
Classified as assets held for sale	-	(547)	(547)
Other	(159)	-	(159)
Balance at June 30, 2016	$37,157	$5,077	$42,234

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 3 – Acquisitions

Pursuant to our strategy to grow through acquisitions, in January 2016, the Company acquired Superior Water Company, Inc., which provides public water service to approximately 3,900 customers in portions of Berks, Chester, and Montgomery counties in Pennsylvania.  The total purchase price for the utility system was $16,750, which consisted of the issuance of 439,943 shares of the Company’s common stock and $3,905 in cash. The purchase price allocation for this acquisition consists primarily of acquired property, plant and equipment of $25,167, contributions in aid of construction of $16,565, and goodwill of $8,622.  Additionally, during 2016 to date, the Company has completed nine acquisitions of water and wastewater utility systems in various states.  The total purchase price of these utility systems consisted of $1,721 in cash.  The Company recorded goodwill on acquisitions completed during the first half of 2016 of $1,473.  The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

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

Note 4 –  Assets Held for Sale

In December 2015, the Company decided to sell a business unit within the Company’s market-based subsidiary, Aqua Resources, which provides liquid waste hauling and disposal services, and which was reported as assets held for sale in the Company’s consolidated balance sheets included in this report.    During the second quarter of 2016, this business unit was sold for $3,400 in cash and resulted in a gain on sale of $537.  The gain on sale is reported as a reduction to operations and maintenance expense in the consolidated statements of net income.  This business unit was included in “Other” in the Company’s segment information.

In the second quarter of 2016, the Company decided to market for sale business units within the Company’s market-based subsidiary, Aqua Resources, which install and test devices that prevent the contamination of potable water and repair water and wastewater systems.  These business units are reported as assets held for sale in the Company’s consolidated balance sheets included in this report.  These business units are included in “Other” in the Company’s segment information.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended June 30, 2016.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions.    As of June 30, 2016 and December 31, 2015, the carrying amount of the Company’s loans payable was $26,239 and $16,721, respectively, which equates to their estimated fair value.  The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing Level 2 methods and assumptions.  As of June 30, 2016 and December 31, 2015, the carrying amounts of the Company's cash and cash equivalents was $4,923 and $3,229, respectively, which equates to their fair value.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	June 30,	December 31,
	2016	2015
Carrying Amount	$1,836,279	$1,779,205
Estimated Fair Value	2,144,322	1,905,393

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.  The Company’s customers’ advances for construction have a carrying value of $87,694 as of June 30, 2016, and $86,934 as of December 31, 2015.  Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases.  Portions of these non-interest bearing instruments are payable annually through 2026 and amounts not paid by the respective contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Average common shares outstanding during the period for basic computation	177,288	177,084	177,196	176,987
Dilutive effect of employee stock-based compensation	796	829	724	831
Average common shares outstanding during the period for diluted computation	178,084	177,913	177,920	177,818

For the three and six months ended June 30,  2016 and 2015, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 8 – Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan, as amended as of February 27, 2014 (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 3,125,000 shares under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the 2009 Plan.  During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the 2009 Plan.  Awards to employees and consultants under the 2009 Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors.  In the case of awards to non-employee directors, the Board of Directors makes such awards.  At June 30, 2016,  3,891,288 shares were still available for issuance under the 2009 Plan.    No further grants may be made under the 2004 Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation within operations and maintenance expenses	$967	$1,562	$1,492	$2,639
Income tax benefit	392	637	601	1,075

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the PSU transactions for the six months ended June 30, 2016:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at December 31, 2015	424,858	$25.78
Granted	152,533	28.89
Performance criteria adjustment	38,657	25.96
Forfeited	(12,127)	26.45
Share units vested in prior period and issued in current period	44,625	26.88
Share units issued	(189,885)	23.25
Nonvested share units at June 30, 2016	458,661	$27.97

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted during the six months ended June 30, 2016 and 2015 was $28.89 and $26.54, respectively.  The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months.  The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.  The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation within operations and maintenance expenses	$296	$415	$464	$678
Income tax benefit	122	172	191	281

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the RSU transactions for the six months ended June 30, 2016:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at December 31, 2015	88,353	$24.94
Granted	50,324	32.09
Stock units vested and issued	(24,318)	23.37
Forfeited	(2,458)	26.92
Nonvested stock units at June 30, 2016	111,901	$28.45

The per unit weighted-average fair value at the date of grant for RSUs granted during the six months ended June 30, 2016 and 2015 was $32.09 and $26.26, respectively.

Stock Options – The following table provides the income tax benefit for stock-based compensation related to stock options granted in prior periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income tax benefit	$18	$11	$234	$115

For the six months ended June 30, 2016 and 2015, there were no compensation costs for stock-based compensation related to stock options, as stock options were fully amortized in 2013.  Additionally, there were no stock options granted during the six months ended June 30, 2016 or 2015.

The following table summarizes stock option transactions for the six months ended June 30, 2016:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2015	659,533	$16.62
Forfeited	-	-
Expired / Cancelled	(3,436)	16.15
Exercised	(188,439)	18.94
Outstanding and exercisable at June 30, 2016	467,658	$15.69	2.3	$9,339

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Stock Awards –    The following table provides compensation costs for stock-based compensation related to stock awards:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation within operations and maintenance expenses	$131	$365	$244	$365
Income tax benefit	54	151	101	151

The following table summarizes stock award transactions for the six months ended June 30, 2016:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at December 31, 2015	-	$-
Granted	7,246	33.64
Vested	(7,246)	33.64
Nonvested stock awards at June 30, 2016	-	$-

The per unit weighted-average fair value at the date of grant for stock awards granted during the six months ended June 30, 2016 and 2015 was $33.64 and $26.44, respectively.

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

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$784	$925	$1,610	$1,850
Interest cost	3,251	3,222	6,536	6,444
Expected return on plan assets	(4,215)	(4,674)	(8,481)	(9,348)
Amortization of prior service cost	145	43	290	86
Amortization of actuarial loss	1,797	1,532	3,557	3,064
Settlement charge	-	-	3,028	-
Special termination benefit charge	-	-	302	-
Net periodic benefit cost	$1,762	$1,048	$6,842	$2,096

	Other
	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$253	$273	$508	$679
Interest cost	726	681	1,476	1,439
Expected return on plan assets	(645)	(731)	(1,356)	(1,461)
Amortization of prior service cost	(137)	(211)	(274)	(265)
Amortization of actuarial loss	220	309	487	663
Net periodic benefit cost	$417	$321	$841	$1,055

Effective July 1, 2015, the Company added a permanent lump sum option to the form of benefit payments offered to participants of the qualified defined benefit pension plan and non-qualified retirement plans upon retirement or termination.  During the first quarter of 2016, the lump sum payments paid to participants who elected this option for payments from the non-qualified retirement plans resulted in a settlement charge.  The Company made cash contributions of $6,787 to its Pension Plan during the first six months of 2016,  and intends to make cash contributions of $1,357 to the Pension Plan during the remainder of 2016.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 10 – Water and Wastewater Rates

During the first six months of 2016, the Company’s operating divisions in Ohio, Texas, and Virginia were granted base rate increases designed to increase total operating revenues on an annual basis by $3,234.  Further, during the first six months of 2016, the Company’s operating divisions in Illinois, Pennsylvania (wastewater), and North Carolina received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $1,365.

Note 11 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Property	$6,928	$7,007	$13,113	$13,831
Capital stock	430	541	857	1,080
Gross receipts, excise and franchise	2,683	2,554	5,202	4,996
Payroll	2,299	2,075	5,635	5,353
Regulatory assessments	681	687	1,352	1,340
Other	1,221	931	2,223	1,816
Total taxes other than income	$14,242	$13,795	$28,382	$28,416

Note 12 – Segment Information

The Company has identified ten operating segments and has one reportable segment named the “Regulated” segment.  The reportable segment is comprised of eight operating segments for the Company’s water and wastewater regulated utility companies which are organized by the states where we provide these services.  In addition, two segments are not quantitatively significant to be reportable and are comprised of the Company’s market-based activities:  Aqua Resources, Inc. and Aqua Infrastructure, LLC.  Aqua Resources provides water and wastewater service through operating and maintenance contracts with municipal authorities and other parties in close proximity to our utility companies’ service territories; offers, through a third party, water and wastewater line repair service and protection solutions to households; and inspects, cleans and repairs storm and sanitary wastewater lines.  In addition, Aqua Resources provided liquid waste hauling and disposal services in a business unit that the Company sold in the second quarter of 2016, and that was reported as assets held for sale in the Company’s consolidated balance sheets included in this report.  Additionally, Aqua Resources installs and tests devices that prevent the contamination of potable water; designs and builds water and wastewater systems; and provides other market-based water and wastewater services in business units that,  in the second quarter of 2016, the Company decided to market for sale.  These business units are reported as assets held for sale in the Company’s consolidated balance sheets included in this report.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.  These two segments are included as a component of “Other” in the tables below.  Also included in “Other” are corporate costs that have not

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

been allocated to the Regulated segment and intersegment eliminations.  Corporate costs include general and administrative expense, and interest expense.

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$198,086	$5,790	$203,876	$196,932	$8,828	$205,760
Operations and maintenance expense	69,676	4,318	73,994	71,248	8,498	79,746
Depreciation	32,214	(595)	31,619	30,948	101	31,049
Operating income	82,018	1,475	83,493	80,649	(403)	80,246
Interest expense, net	19,093	1,022	20,115	17,944	956	18,900
Allowance for funds used during construction	1,871	-	1,871	1,040	-	1,040
Income tax expense (benefit)	5,910	(395)	5,515	5,429	(510)	4,919
Net income (loss)	59,004	622	59,626	58,311	(929)	57,382

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$384,092	$12,391	$396,483	$377,496	$18,590	$396,086
Operations and maintenance expense	137,001	10,534	147,535	138,266	14,669	152,935
Depreciation	64,420	(656)	63,764	61,386	163	61,549
Operating income	154,868	956	155,824	149,273	2,140	151,413
Interest expense, net	37,894	2,074	39,968	35,846	1,719	37,565
Allowance for funds used during construction	4,179	-	4,179	2,222	-	2,222
Income tax expense (benefit)	9,583	(1,061)	8,522	9,796	(283)	9,513
Net income (loss)	111,898	(535)	111,363	106,016	(89)	105,927
Capital expenditures	167,900	687	168,587	150,063	221	150,284

	June 30,	December 31,
	2016	2015
Total assets:
Regulated	$5,735,411	$5,541,335
Other	187,428	176,538
Consolidated	$5,922,839	$5,717,873

Note 13 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of June 30, 2016, the aggregate amount of $12,337 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated.  For some loss contingencies, the Company is unable to

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Further, the Company has insurance coverage for certain of these loss contingencies, and as of June 30, 2016, estimates that approximately $1,475 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The Company’s reserve for these claims totaled $1,496 at June 30, 2016 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 14 – Income Taxes

During the six months ended June 30, 2016, the Company utilized $10,056 of its Federal net operating loss (“NOL”) carryforward.  In addition, during the six months ended June 30, 2016, the Company’s state NOL carryforward increased by $9,972.  As of June 30, 2016, the balance of the Company’s Federal NOL was $148,220.  The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance.  As of June 30, 2016, the balance of the Company’s gross state NOL was $558,644, a portion of which is offset by a valuation allowance because the Company does not believe the NOLs are more likely than not to be realized.  The Company’s Federal and state NOL carryforwards begin to expire in 2032 and 2023, respectively.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $63,852 and $89,651, respectively.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $212,072 and $648,295 respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

In accordance with a 2012 settlement agreement with the Pennsylvania Public Utility Commission, Aqua Pennsylvania expenses, for tax purposes, qualifying utility asset improvement costs, which results in a substantial reduction in income tax expense and greater net income and cash flows.  The Company’s effective income tax rate for the second quarter of 2016 and 2015, was 8.5% and 7.9%, respectively, and for the first six months of 2016 and 2015 was 7.1% and 8.2%, respectively.

As of June 30, 2016, the total gross unrecognized tax benefit was $28,434, of which $19,541, if recognized, would affect the Company’s effective tax rate as a result of the regulatory treatment afforded for qualifying infrastructure improvements in Pennsylvania.  At December 31, 2015, the Company had unrecognized tax benefits of $28,016.

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

General Information

Aqua America, Inc. (“we”,  “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia.  Our largest operating subsidiary, Aqua Pennsylvania,  provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania.  Our other regulated utility subsidiaries provide similar services in seven other states.  In addition, the Company’s market-based activities are conducted through Aqua Resources, Inc. and Aqua Infrastructure, LLC.  Aqua Resources provides water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories; offers, through a third party, water and wastewater line repair service and protection solutions to households; and inspects, cleans and repairs storm and sanitary wastewater lines.  In addition, Aqua Resources provided liquid waste hauling and disposal services in a business unit that the Company sold in the second quarter of 2016, and that was reported as assets held for sale in the Company’s consolidated balance sheets included in this report.  Additionally, Aqua Resources installs and tests

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

devices that prevent the contamination of potable water and repairs water and wastewater systems, which in the second quarter of 2016, the Company decided to market for sale.  These business units are reported as assets held for sale in the Company’s consolidated balance sheets included in this report.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.

Aqua America, Inc., which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, formerly known as Philadelphia Suburban Water Company.  In the early 1990s, we embarked on a growth-through-acquisition strategy focused on water and wastewater operations.  Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of American Water Works Company, Inc.’s regulated operations in Ohio in 2012.  Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and has extended our regulated operations from southeastern Pennsylvania to include operations in seven other states.  Currently, the Company seeks to acquire businesses in the U.S. regulated sector, which includes water and wastewater utilities and other regulated utilities, and to pursue growth ventures in market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated businesses.

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

Financial Condition

During the first six months of 2016, we had $168,587 of capital expenditures, expended $5,626 for the acquisition of water and wastewater utility systems, issued $169,297 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $112,650. The capital expenditures were related to new and replacement water mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.  The issuance of long-term debt was comprised principally of the funds borrowed under our revolving credit facility.  In addition, we issued 439,943 shares of the Company’s common stock, and paid $3,905 in cash for the acquisition of Superior Water Company, Inc. as described in Note 3 – Acquisitions.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

At June 30, 2016, we had $4,923 of cash and cash equivalents compared to $3,229 at December 31, 2015.  During the first six months of 2016, we used the proceeds from the issuance of long-term debt and internally generated funds to fund the cash requirements discussed above and to pay dividends.

At June 30, 2016, our $250,000 unsecured revolving credit facility, which was amended and now expires in February 2021, had $93,690 available for borrowing.  At June 30, 2016, we had short-term lines of credit of $135,500, of which $109,260 was available for borrowing.  One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of June 30, 2016, $74,751 was available for borrowing.

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

Results of Operations

Analysis of Second Quarter of 2016 Compared to Second Quarter of 2015

Revenues decreased by $1,884 or 0.9%, primarily due to a decrease in market-based activities revenues of $3,043 and lower customer water consumption, offset by additional water and wastewater revenues of $2,047 associated with a larger customer base due to utility acquisitions, an increase in infrastructure rehabilitation surcharges of $1,300, and an increase in water rates of $698.  The market-based activities revenues decreased due to a reduction in revenues associated with the inspection, cleaning and repairing of storm and sanitary wastewater lines, and the second quarter of 2016 sale of a business unit that provided liquid waste hauling and disposal services.

Operations and maintenance expenses decreased by $5,752 or 7.2%, primarily due to the effects of additional operating costs recognized in the second quarter of 2015 of $1,862 for the recording of a reserve for water rights held for future use and $1,848 for leadership transition expenses, a decrease in insurance expense of $1,796, a gain of $1,135 recognized for the buyout of an operating contract, and lower water production costs of $1,002, offset by an increase in postretirement benefits expense of $2,687 and additional operating costs associated with acquired utility systems of $1,215.

Depreciation expense increased by $570 or 1.8%, primarily due to the utility plant placed in service since June 30, 2015.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Taxes other than income taxes increased by $447 or 3.2%, primarily due to increases in other taxes of $290 primarily due to fees assessed for the pumping of water in Texas resulting from an increase in water production and payroll taxes of $224.

Interest expense increased by $1,215 or 6.4%, primarily due to an increase in average borrowings.

Allowance for funds used during construction (“AFUDC”) increased by $831, due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied and an increase in the AFUDC rate.

Our effective income tax rate was 8.5% in the second quarter of 2016 and 7.9% in the second quarter of 2015.  The effective income tax rate increased due to the effect of lower tax deductions recognized in the second quarter of 2016 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Net income increased by $2,244 or 3.9%, primarily as a result of the factors described above.

Analysis of First Six Months of 2016 Compared to First Six Months of 2015

Revenues increased by $397 or 0.1%, primarily due to additional water and wastewater revenues of $5,611 associated with a larger customer base due to utility acquisitions, an increase in infrastructure rehabilitation surcharges of $2,416, and an increase in water and wastewater rates of $1,961, offset by a decrease in market-based activities revenues of $6,205 and lower customer water consumption.  The market-based activities revenues decreased due to the completion in the second quarter of 2015 of a significant short-term wastewater services contract that occurred in the first half of 2015.

Operations and maintenance expenses decreased by $5,400 or 3.5%, primarily due to decreases in market-based activities expenses of $3,208, water production costs of $2,058, the effects of additional operating costs recognized in the second quarter of 2015 of $1,862 for the recording of a reserve for water rights held for future use and $1,848 for leadership transition expenses, a gain of $1,135 recognized for the buyout of an operating contract, offset by increases in operating costs associated with acquired utility systems of $3,625, postretirement benefits expense of $2,530,  and the Company’s self-insured employee medical benefit program expense of $1,443.

Depreciation expense increased by $2,215 or 3.6%, primarily due to the utility plant placed in service since June 30, 2015.

Interest expense increased by $2,403 or 6.4%, primarily due to an increase in average borrowings.

AFUDC increased by $1,957, due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied and an increase in the AFUDC rate.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Equity loss in joint venture decreased by $320 primarily due to a reduction in depreciation expense resulting from the noncash impairment charge recognized by the joint venture on its long-lived assets in the fourth quarter of 2015.

Our effective income tax rate was 7.1% in the first six months of 2016 and 8.2% in the first six months of 2015.  The effective income tax rate decreased due to the effect of additional tax deductions recognized in 2016 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Net income increased by $5,436 or 5.1%, primarily as a result of the factors described above.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended June 30, 2016:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)
April 1-30, 2016	-	$-	-	720,348
May 1-31, 2016	953	$32.83	-	720,348
June 1-30, 2016	-	$-	-	720,348
Total	953	$32.83	-	720,348

(1)

These amounts include shares we acquired from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock), upon exercise, by delivering to us shares of our common stock in accordance with the terms of our equity compensation plan that were previously approved by our shareholders and disclosed in our proxy statements.  This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plan.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

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

August 3, 2016

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