Form 10-Q
period 2016-09-30
AQUA AMERICA INC
filed 2016-11-02
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

October 20, 2016:  177,358,257

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Assets	2016	2015
Property, plant and equipment, at cost	$6,386,445	$6,088,011
Less: accumulated depreciation	1,484,959	1,399,086
Net property, plant and equipment	4,901,486	4,688,925
Current assets:
Cash and cash equivalents	3,712	3,229
Accounts receivable and unbilled revenues, net	109,986	99,146
Inventory, materials and supplies	12,298	12,414
Prepayments and other current assets	11,799	11,802
Assets held for sale	3,606	1,779
Total current assets	141,401	128,370

Regulatory assets	911,455	830,118
Deferred charges and other assets, net	30,903	28,878
Investment in joint venture	8,859	7,716
Goodwill	41,921	33,866
Total assets	$6,036,025	$5,717,873
Liabilities and Equity
Stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 180,268,028 and 179,363,660 as of September 30, 2016 and December 31, 2015	$90,134	$89,682
Capital in excess of par value	795,139	773,585
Retained earnings	1,017,261	930,061
Treasury stock, at cost, 2,912,938 and 2,819,569 shares as of September 30, 2016 and December 31, 2015	(70,990)	(68,085)
Accumulated other comprehensive income	656	687
Total stockholders' equity	1,832,200	1,725,930

Long-term debt, excluding current portion	1,748,689	1,743,612
Less: debt issuance costs	22,196	23,165
Long-term debt, excluding current portion, net of debt issuance costs	1,726,493	1,720,447
Commitments and contingencies (See Note 13)	-	-

Current liabilities:
Current portion of long-term debt	83,777	35,593
Loans payable	47,990	16,721
Accounts payable	44,073	56,452
Accrued interest	18,236	12,651
Accrued taxes	18,475	21,887
Other accrued liabilities	39,447	49,895
Total current liabilities	251,998	193,199

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,236,516	1,118,923
Customers' advances for construction	93,023	86,934
Regulatory liabilities	250,108	259,507
Other	107,623	100,498
Total deferred credits and other liabilities	1,687,270	1,565,862

Contributions in aid of construction	538,064	512,435
Total liabilities and equity	$6,036,025	$5,717,873

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	September 30,
	2016	2015
Operating revenues	$226,593	$221,051

Operating expenses:
Operations and maintenance	79,812	78,519
Depreciation	33,881	31,981
Amortization	389	816
Taxes other than income taxes	14,712	14,663
Total operating expenses	128,794	125,979

Operating income	97,799	95,072

Other expense (income):
Interest expense, net	20,168	19,239
Allowance for funds used during construction	(2,267)	(1,708)
Gain on sale of other assets	(62)	(170)
Equity (earnings) loss in joint venture	(1,621)	698
Income before income taxes	81,581	77,013
Provision for income taxes	8,411	9,584
Net income	$73,170	$67,429

Net income per common share:
Basic	$0.41	$0.38
Diluted	$0.41	$0.38

Average common shares outstanding during the period:
Basic	177,336	176,704
Diluted	177,817	177,495

Cash dividends declared per common share	$0.191	$0.178

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
Operating revenues	$623,076	$617,137

Operating expenses:
Operations and maintenance	227,347	231,454
Depreciation	97,645	93,530
Amortization	1,367	2,589
Taxes other than income taxes	43,094	43,079
Total operating expenses	369,453	370,652

Operating income	253,623	246,485

Other expense (income):
Interest expense, net	60,136	56,804
Allowance for funds used during construction	(6,446)	(3,930)
Gain on sale of other assets	(390)	(338)
Equity (earnings) loss in joint venture	(1,143)	1,496
Income before income taxes	201,466	192,453
Provision for income taxes	16,933	19,097
Net income	$184,533	$173,356

Net income per common share:
Basic	$1.04	$0.98
Diluted	$1.04	$0.98

Average common shares outstanding during the period:
Basic	177,243	176,891
Diluted	177,781	177,670

Cash dividends declared per common share	$0.547	$0.508

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$73,170	$67,429	$184,533	$173,356
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on investments, net of tax expense (benefit) of $11 and $(120) for the three months and $14 and $(90) for the nine months ended September 30, 2016 and 2015, respectively	20	(223)	26	(169)
Reclassification of gain on sale of investment to net income, net of tax of $30 for the nine months ended September 30, 2016 (1)	-	-	(57)	-
Comprehensive income	$73,190	$67,206	$184,502	$173,187

(1) Amount of pre-tax gain of $87 reclassified from accumulated other comprehensive income to gain on sale of other assets on the consolidated statements of net income for the nine months ended September 30, 2016.

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		September 30,	December 31,
		2016	2015
Stockholders' equity:
Common stock, $.50 par value		$90,134	$89,682
Capital in excess of par value		795,139	773,585
Retained earnings		1,017,261	930,061
Treasury stock, at cost		(70,990)	(68,085)
Accumulated other comprehensive income		656	687
Total stockholders' equity		1,832,200	1,725,930

Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	4,661	5,148
1.00% to 1.99%	2017 to 2035	15,837	20,811
2.00% to 2.99%	2024 to 2031	20,073	19,167
3.00% to 3.99%	2019 to 2047	296,622	297,275
4.00% to 4.99%	2020 to 2054	488,367	487,093
5.00% to 5.99%	2017 to 2043	213,196	221,435
6.00% to 6.99%	2017 to 2036	52,980	52,964
7.00% to 7.99%	2022 to 2027	33,243	33,762
8.00% to 8.99%	2021 to 2025	6,678	14,502
9.00% to 9.99%	2018 to 2026	26,400	27,100
10.00% to 10.99%	2018	6,000	6,000
		1,164,057	1,185,257

Notes payable to bank under revolving credit agreement, variable rate, due 2021		155,000	60,000
Unsecured notes payable:
Bank notes at 1.921% and 1.975% due 2017 and 2018		100,000	100,000
Notes at 3.57% and 3.59% due 2027 and 2030		120,000	120,000
Notes ranging from 4.62% to 4.87%, due 2017 through 2024		133,600	144,400
Notes ranging from 5.20% to 5.95%, due 2017 through 2037		159,809	169,548
Total long-term debt		1,832,466	1,779,205

Current portion of long-term debt		83,777	35,593
Long-term debt, excluding current portion		1,748,689	1,743,612
Less: debt issuance costs		22,196	23,165
Long-term debt, excluding current portion, net of debt issuance costs		1,726,493	1,720,447

Total capitalization		$3,558,693	$3,446,377

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive
	Stock	Par Value	Earnings	Stock	Income	Total
Balance at December 31, 2015	$89,682	$773,585	$930,061	$(68,085)	$687	$1,725,930
Net income	-	-	184,533	-	-	184,533
Other comprehensive loss, net of income tax benefit of $16	-	-	-	-	(31)	(31)
Dividends	-	-	(96,994)	-	-	(96,994)
Stock issued for acquisition (439,943 shares)	220	12,625	-	-	-	12,845
Sale of stock (34,699 shares)	17	1,012	-	-	-	1,029
Repurchase of stock (93,369 shares)	-	-	-	(2,905)	-	(2,905)
Equity compensation plan (225,712 shares)	113	(113)	-	-	-	-
Exercise of stock options (204,014 shares)	102	3,734	-	-	-	3,836
Stock-based compensation	-	3,642	(339)	-	-	3,303
Employee stock plan tax benefits	-	1,263	-	-	-	1,263
Other	-	(609)	-	-	-	(609)
Balance at September 30, 2016	$90,134	$795,139	$1,017,261	$(70,990)	$656	$1,832,200

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$184,533	$173,356
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	99,012	96,119
Deferred income taxes	15,345	13,855
Provision for doubtful accounts	3,533	3,693
Stock-based compensation	3,642	4,728
Gain on sale of utility system and market-based business unit	(1,824)	-
Gain on sale of other assets	(390)	(338)
Net change in receivables, inventory and prepayments	(15,235)	(18,677)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(241)	16,450
Other	(116)	(6,804)
Net cash flows from operating activities	288,259	282,382
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $1,626 and $1,015	(270,019)	(257,478)
Acquisitions of utility systems and other, net	(5,626)	(26,327)
Release of funds previously restricted for construction activity	-	47
Net proceeds from the sale of utility system and other assets	6,545	513
Other	(32)	(1,027)
Net cash flows used in investing activities	(269,132)	(284,272)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	6,006	4,286
Repayments of customers' advances	(1,882)	(2,332)
Net proceeds of short-term debt	31,269	9,632
Proceeds from long-term debt	234,288	313,440
Repayments of long-term debt	(181,359)	(203,851)
Change in cash overdraft position	(12,586)	(14,918)
Proceeds from issuing common stock	1,029	344
Proceeds from exercised stock options	3,836	4,518
Stock-based compensation windfall tax benefits	1,263	1,469
Repurchase of common stock	(2,905)	(20,268)
Dividends paid on common stock	(96,994)	(89,842)
Other	(609)	(655)
Net cash flows (used in) from financing activities	(18,644)	1,823
Net change in cash and cash equivalents	483	(67)
Cash and cash equivalents at beginning of period	3,229	4,138
Cash and cash equivalents at end of period	$3,712	$4,071

Non-cash investing activity:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$23,548	$24,724

See notes to consolidated financial statements beginning on page 9 of this report.
See note 3 - Acquisitions for a description of non-cash activities.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at September 30, 2016, the consolidated statements of net income and comprehensive income for the three and nine months ended September 30, 2016 and 2015 the consolidated statements of cash flow for the nine months ended September 30, 2016 and 2015, and the consolidated statement of equity for the nine months ended September 30, 2016 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the consolidated financial position, the consolidated changes in equity, the consolidated results of operations, and the consolidated cash flow for the periods presented.  Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.  The December 31, 2015 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2015 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.    Certain prior period amounts have been reclassified to conform to the current period presentation of debt issuance costs (see Note 15 - Recent Accounting Pronouncements).

Note 2 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2015	$27,246	$6,620	$33,866
Goodwill acquired	10,095	-	10,095
Reclassification to utility plant acquisition adjustment	(82)	-	(82)
Disposition	-	(996)	(996)
Classified as assets held for sale	-	(803)	(803)
Other	(159)	-	(159)
Balance at September 30, 2016	$37,100	$4,821	$41,921

The reclassification of goodwill to utility plant acquisition adjustment results from a mechanism approved by the applicable utility commission.  The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with some acquisitions upon achieving specific objectives.

Goodwill is not amortized but is tested for impairment annually, or more often, if circumstances indicate a possible impairment may exist, to determine whether it’s more likely than not that the fair value of a reporting unit is less than its carrying amount.  When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and entity specific events.  Alternatively, we may bypass this qualitative assessment for some of our reporting units and perform a quantitative goodwill impairment test by determining the fair value of a reporting unit based on a discounted cash flow analysis.  The Company

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

tested the goodwill attributable for each of our reporting units for impairment as of July 31, 2016, in conjunction with the timing of our annual strategic business plan, and concluded that the estimated fair value of each reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount, indicating that none of the Company’s goodwill was impaired.

Note 3 – Acquisitions

Pursuant to our strategy to grow through acquisitions, in January 2016, the Company acquired Superior Water Company, Inc., which provides public water service to approximately 3,900 customers in portions of Berks, Chester, and Montgomery counties in Pennsylvania.  The total purchase price for the utility system was $16,750, which consisted of the issuance of 439,943 shares of the Company’s common stock and $3,905 in cash. The purchase price allocation for this acquisition consisted primarily of acquired property, plant and equipment of $25,167, contributions in aid of construction of $16,565, and goodwill of $8,622.  Additionally, during 2016, the Company completed nine acquisitions of water and wastewater utility systems in various states.  The total purchase price of these utility systems consisted of $1,721 in cash, and there was no goodwill recorded.  In 2016, the Company recorded goodwill of $1,473 for an acquisition that was completed in a prior period.  The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

In April 2015, the Company acquired the water and wastewater utility system assets of North Maine Utilities located in the Village of Glenview, Illinois serving approximately 7,400 customers.  The total purchase price consisted of $23,079 in cash.  The purchase price allocation for this acquisition consisted primarily of acquired property, plant and equipment.  Additionally, in 2015, the Company completed 14 acquisitions of water and wastewater utility systems in various states.  The total purchase price of these utility systems consisted of $5,210 in cash.

Note 4 –  Assets Held for Sale

In December 2015, the Company decided to sell a business unit which provides liquid waste hauling and disposal services.  This business unit was reported within the Company’s market-based subsidiary, Aqua Resources, and was reported as assets held for sale in the Company’s December 31, 2015 consolidated balance sheet included in this report.    During the second quarter of 2016, this business unit was sold for $3,400 in cash and resulted in a gain on sale of $537.  The gain on sale is reported as a reduction to operations and maintenance expense in the consolidated statements of net income.  This business unit was included in “Other” in the Company’s segment information.

In the second quarter of 2016, the Company decided to market for sale business units which install and test devices that prevent the contamination of potable water and repair water and wastewater systems.     Further, in the third quarter of 2016, the Company decided to market for sale a business unit which inspects, cleans and repairs storm and sanitary wastewater lines.  These business units are reported within the Company’s market-based subsidiary, Aqua Resources.  These business units are reported as assets held for sale in the Company’s consolidated balance sheets included in this report, and are included in “Other” in the Company’s segment information.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended September 30, 2016.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions.    As of September 30, 2016 and December 31, 2015, the carrying amount of the Company’s loans payable was $47,990 and $16,721, respectively, which equates to their estimated fair value.  The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing Level 2 methods and assumptions.  As of

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

September 30, 2016 and December 31, 2015, the carrying amounts of the Company's cash and cash equivalents was $3,712 and $3,229, respectively, which equates to their fair value.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	September 30,	December 31,
	2016	2015
Carrying Amount	$1,832,466	$1,779,205
Estimated Fair Value	2,130,383	1,905,393

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.  The Company’s customers’ advances for construction have a carrying value of $93,023 as of September 30, 2016, and $86,934 as of December 31, 2015.  Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases.  Portions of these non-interest bearing instruments are payable annually through 2026 and amounts not paid by the respective contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

Note 7 – Net Income per Common Share

Basic net income per common share is based on the weighted average number of common shares outstanding.  Diluted net income per common share is based on the weighted average number of common shares outstanding and potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted net income per common share.  The dilutive effect of stock-based compensation is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.  The treasury stock method assumes that the proceeds from stock-based compensation are used to purchase the Company’s common stock at the average market price during the period.  The following table summarizes the shares, in thousands, used in computing basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Average common shares outstanding during the period for basic computation	177,336	176,704	177,243	176,891
Dilutive effect of employee stock-based compensation	481	791	538	779
Average common shares outstanding during the period for diluted computation	177,817	177,495	177,781	177,670

For the three and nine months ended September 30,  2016 and 2015, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

the stock options was less than the average market price of the Company’s common stock during these periods.

Note 8 – Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan, as amended as of February 27, 2014 (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 3,125,000 shares under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the 2009 Plan.  During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the 2009 Plan.  Awards to employees and consultants under the 2009 Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors.  In the case of awards to non-employee directors, the Board of Directors makes such awards.  At September 30, 2016,  3,982,401 shares were still available for issuance under the 2009 Plan.    No further grants may be made under the 2004 Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock-based compensation within operations and maintenance expenses	$1,012	$836	$2,504	$3,475
Income tax benefit	411	339	1,013	1,414

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the PSU transactions for the nine months ended September 30, 2016:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at December 31, 2015	424,858	$25.78
Granted	152,533	28.89
Performance criteria adjustment	37,551	26.18
Forfeited	(17,661)	26.79
Share units vested in prior period and issued in current period	44,625	26.88
Share units issued	(189,885)	23.25
Nonvested share units at September 30, 2016	452,021	$27.99

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted during the nine months ended September 30, 2016 and 2015 was $28.89 and $26.45, respectively.  The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months.  The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.  The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock-based compensation within operations and maintenance expenses	$299	$209	$763	$888
Income tax benefit	124	86	315	367

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the RSU transactions for the nine months ended September 30, 2016:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at December 31, 2015	88,353	$24.94
Granted	50,324	32.09
Stock units vested and issued	(24,318)	23.37
Forfeited	(3,952)	27.81
Nonvested stock units at September 30, 2016	110,407	$28.44

The per unit weighted-average fair value at the date of grant for RSUs granted during the nine months ended September 30, 2016 and 2015 was $32.09 and $25.97, respectively.

Stock Options – The following table provides the income tax benefit for stock-based compensation related to stock options granted in prior periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income tax benefit	$15	$28	$249	$143

For the nine months ended September 30, 2016 and 2015, there were no compensation costs for stock-based compensation related to stock options, as stock options were fully amortized in 2013.  Additionally, there were no stock options granted during the nine months ended September 30, 2016 or 2015.

The following table summarizes stock option transactions for the nine months ended September 30, 2016:

1

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2015	659,533	$16.62
Forfeited	-	-
Expired / Cancelled	(3,436)	16.15
Exercised	(204,014)	18.80
Outstanding and exercisable at September 30, 2016	452,083	$15.64	2.1	$6,709

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Stock Awards –    The following table provides compensation costs for stock-based compensation related to stock awards:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock-based compensation within operations and maintenance expenses	$131	$-	$375	$365
Income tax benefit	54	-	155	151

The following table summarizes stock award transactions for the nine months ended September 30, 2016:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at December 31, 2015	-	$-
Granted	11,509	32.57
Vested	(11,509)	32.57
Nonvested stock awards at September 30, 2016	-	$-

The per unit weighted-average fair value at the date of grant for stock awards granted during the nine months ended September 30, 2016 and 2015 was $32.57 and $26.44, respectively.

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

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$784	$750	$2,394	$2,600
Interest cost	3,251	3,255	9,787	9,699
Expected return on plan assets	(4,215)	(4,677)	(12,696)	(14,025)
Amortization of prior service cost	145	44	435	130
Amortization of actuarial loss	1,797	1,465	5,354	4,529
Settlement charge	-	-	3,028	-
Special termination benefit charge	-	-	302	-
Net periodic benefit cost	$1,762	$837	$8,604	$2,933

	Other
	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$253	$273	$761	$952
Interest cost	726	681	2,202	2,120
Expected return on plan assets	(645)	(731)	(2,001)	(2,192)
Amortization of prior service cost	(137)	(211)	(411)	(476)
Amortization of actuarial loss	220	309	707	972
Net periodic benefit cost	$417	$321	$1,258	$1,376

Effective July 1, 2015, the Company added a permanent lump sum option to the form of benefit payments offered to participants of the qualified defined benefit pension plan and non-qualified retirement plans upon retirement or termination.  During the first quarter of 2016, the lump sum payments paid to participants who elected this option for payments from the non-qualified retirement plans resulted in a settlement charge.  The Company made cash contributions of $8,145 to its Pension Plan during the first nine months of 2016,  which completed the Company’s 2016 cash contributions.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 10 – Water and Wastewater Rates

During the first nine months of 2016, the Company’s operating divisions in Ohio, Texas, Virginia, and New Jersey were granted base rate increases designed to increase total operating revenues on an annual basis by $3,434.  Further, during the first nine months of 2016, the Company’s operating divisions in Illinois, Pennsylvania (wastewater), and North Carolina received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $2,062.

Note 11 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Property	$7,007	$6,945	$20,119	$20,776
Capital stock	430	538	1,287	1,619
Gross receipts, excise and franchise	2,979	2,859	8,181	7,855
Payroll	2,140	2,072	7,775	7,425
Regulatory assessments	639	693	1,991	2,033
Other	1,517	1,556	3,741	3,371
Total taxes other than income	$14,712	$14,663	$43,094	$43,079

Note 12 – Segment Information

The Company has identified ten operating segments and has one reportable segment named the “Regulated” segment.  The reportable segment is comprised of eight operating segments for the Company’s water and wastewater regulated utility companies which are organized by the states where we provide these services.  In addition, two segments are not quantitatively significant to be reportable and are comprised of the Company’s market-based activities:  Aqua Resources, Inc. and Aqua Infrastructure, LLC.  Aqua Resources provides water and wastewater service through operating and maintenance contracts with municipal authorities and other parties in close proximity to our utility companies’ service territories; and offers, through a third party, water and wastewater line repair service and protection solutions to households.  In addition, Aqua Resources provided liquid waste hauling and disposal services in a business unit that the Company sold in the second quarter of 2016, and that was reported as assets held for sale in the Company’s consolidated balance sheets included in this report.  Additionally, Aqua Resources installs and tests devices that prevent the contamination of potable water; designs and builds water and wastewater systems; and provides other market-based water and wastewater services in business units that,  in the second quarter of 2016, the Company decided to market for sale.  Further, in the third quarter of 2016, the Company decided to market for sale a business unit within Aqua Resources, which inspects, cleans and repairs storm and sanitary wastewater lines.  These business units are reported as assets held for sale in the Company’s consolidated balance sheets included in this report.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.  These two segments are included as

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

a component of “Other” in the tables below.  Also included in “Other” are corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.  Corporate costs include general and administrative expense, and interest expense.

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$222,231	$4,362	$226,593	$213,023	$8,028	$221,051
Operations and maintenance expense	73,013	6,799	79,812	72,373	6,146	78,519
Depreciation	34,025	(144)	33,881	31,890	91	31,981
Operating income (loss)	100,563	(2,764)	97,799	93,828	1,244	95,072
Interest expense, net	19,167	1,001	20,168	18,169	1,070	19,239
Allowance for funds used during construction	2,267	-	2,267	1,708	-	1,708
Income tax expense (benefit)	9,027	(616)	8,411	9,883	(299)	9,584
Net income (loss)	74,681	(1,511)	73,170	67,654	(225)	67,429

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$606,323	$16,753	$623,076	$590,519	$26,618	$617,137
Operations and maintenance expense	210,014	17,333	227,347	210,639	20,815	231,454
Depreciation	98,445	(800)	97,645	93,276	254	93,530
Operating income (loss)	255,431	(1,808)	253,623	243,101	3,384	246,485
Interest expense, net	57,061	3,075	60,136	54,015	2,789	56,804
Allowance for funds used during construction	6,446	-	6,446	3,930	-	3,930
Income tax expense (benefit)	18,610	(1,677)	16,933	19,679	(582)	19,097
Net income (loss)	186,579	(2,046)	184,533	173,670	(314)	173,356
Capital expenditures	269,046	973	270,019	256,924	554	257,478

	September 30,	December 31,
	2016	2015
Total assets:
Regulated	$5,853,618	$5,541,335
Other	182,407	176,538
Consolidated	$6,036,025	$5,717,873

Note 13 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of September 30, 2016, the aggregate amount of $14,804 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

no single probable loss can be estimated.  For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Further, the Company has insurance coverage for certain of these loss contingencies, and as of September 30, 2016, estimates that approximately $1,366 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The Company’s reserve for these claims totaled $1,770 at September 30, 2016 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 14 – Income Taxes

During the nine months ended September 30, 2016, the Company utilized $45,412 of its Federal net operating loss (“NOL”) carryforward.  In addition, during the nine months ended September 30, 2016, the Company’s state NOL carryforward increased by $298.  As of September 30, 2016, the balance of the Company’s Federal NOL was $112,864.  The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance.  As of September 30, 2016, the balance of the Company’s gross state NOL was $563,999, a portion of which is offset by a valuation allowance because the Company does not believe the NOLs are more likely than not to be realized.  The Company’s Federal and state NOL carryforwards begin to expire in 2032 and 2023, respectively.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $64,424 and $89,364, respectively.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $177,288 and $653,364 respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

In accordance with a 2012 settlement agreement with the Pennsylvania Public Utility Commission, Aqua Pennsylvania expenses, for tax purposes, qualifying utility asset improvement costs, which results in a substantial reduction in income tax expense and greater net income and cash flows.  The Company’s effective income tax rate for the third quarter of 2016 and 2015 was 10.3% and 12.4%, respectively, and for the first nine months of 2016 and 2015 was 8.4% and 9.9%, respectively.

As of September 30, 2016, the total gross unrecognized tax benefit was $28,735, of which $20,673, if recognized, would affect the Company’s effective tax rate as a result of the regulatory treatment afforded for qualifying infrastructure improvements in Pennsylvania.  At December 31, 2015, the Company had unrecognized tax benefits of $28,016.

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

Note 15 – Recent Accounting Pronouncements

In August 2016, the FASB issued updated accounting guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted.  The Company is currently evaluating the impact of this new standard on its consolidated cash flow statement.

In March 2016, the FASB issued updated accounting guidance on simplifying the accounting for share-based payments, which includes several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.   The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption available.  The Company has evaluated the requirements of the updated guidance and has determined that upon adoption, on January 1, 2017, the Company will recognize a previously unrecognized windfall tax benefit for stock-based compensation of $2,805 ($1,823 after-tax), associated with the Company’s 2012 Federal net operating loss, which will be recorded as an adjustment to retained earnings.  Additionally, once adopted, income tax benefits in excess of compensation costs or tax deficiencies for share-based compensation will be recorded to our income tax provision, instead of historically to stockholder’s equity, which will impact our effective tax rate.  Lastly, all tax-related cash flows resulting from share-based payments will be reported as operating activities on the statement of cash flows, a change from the historical requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities.

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

General Information

Aqua America, Inc. (“we”,  “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia.  Our largest operating subsidiary, Aqua Pennsylvania,  provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania.  Our other regulated utility subsidiaries provide similar services in seven other states.  In addition, the Company’s market-based activities are conducted through Aqua Resources, Inc. and Aqua Infrastructure, LLC.  Aqua Resources provides water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories; and offers, through a third party, water and wastewater line repair service and protection solutions to households.  In addition, Aqua Resources provided liquid waste hauling and disposal services in a business unit that the Company sold in the second quarter of 2016, and that was reported as assets held for sale in the Company’s consolidated balance sheets included in this report.  Additionally, a business unit of Aqua Resources installs and tests

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

devices that prevent the contamination of potable water and repairs water and wastewater systems, which in the second quarter of 2016, the Company decided to market for sale.  Further, in the third quarter of 2016, the Company decided to market for sale a business unit within Aqua Resources, which inspects, cleans and repairs storm and sanitary wastewater lines. These business units are reported as assets held for sale in the Company’s consolidated balance sheets included in this report.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.

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

Financial Condition

During the first nine months of 2016, we had $270,019 of capital expenditures, expended $5,626 for the acquisition of water and wastewater utility systems, issued $234,288 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $181,359. The capital expenditures were related to new and replacement water mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.  The issuance of long-term debt was comprised principally of the funds borrowed under our revolving credit facility.  In addition, we issued 439,943 shares of the Company’s common stock, and paid $3,905 in cash for the acquisition of Superior Water Company, Inc. as described in Note 3 – Acquisitions.

At September 30, 2016, we had $3,712 of cash and cash equivalents compared to $3,229 at December 31, 2015.  During the first nine months of 2016, we used the proceeds from the issuance of long-term debt and internally generated funds to fund the cash requirements discussed above and to pay dividends.

At September 30, 2016, our $250,000 unsecured revolving credit facility, which was amended and now expires in February 2021, had $72,034 available for borrowing.  At September 30, 2016, we had short-term lines of credit of $135,500, of which $87,510 was available for borrowing.  One of our short-term

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of September 30, 2016, $53,000 was available for borrowing.

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

Results of Operations

Analysis of Third Quarter of 2016 Compared to Third Quarter of 2015

Revenues increased by $5,542 or 2.5%, primarily due to an increase in customer water consumption,  additional water and wastewater revenues of $1,337 associated with a larger customer base due to utility acquisitions, an increase in water rates of $1,234, and an increase in infrastructure rehabilitation surcharges of $1,120, offset by a decrease in market-based activities revenue of $3,668.  The market-based activities revenues decreased due to a reduction in revenues associated with the inspection, cleaning and repairing of storm and sanitary wastewater lines, and the second quarter of 2016 sale of a business unit that provided liquid waste hauling and disposal services.

Operations and maintenance expenses increased by $1,293 or 1.6%, primarily due to an increase in postretirement benefits expense of $1,491, an asset impairment of $970 associated with the planned disposition of a business unit within Aqua Resources, and additional operating costs associated with acquired utility systems of $413, offset by the effect of the recording of a legal contingency reserve of $1,580 in the third quarter of 2015, and a reduction in operating expenses for Aqua Resources of $602 associated with the disposition of business units.

Depreciation expense increased by $1,900 or 5.9%, primarily due to the utility plant placed in service since September 30, 2015.

Interest expense increased by $929 or 4.8%, primarily due to an increase in average borrowings, offset by a decrease in our effective interest rate.

Allowance for funds used during construction (“AFUDC”) increased by $559, due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Equity earnings in joint venture increased by $2,319 primarily due to the recognition of a connection fee earned by the joint venture in the third quarter of 2016 for which our share was $1,831 and a reduction in depreciation expense resulting from the noncash impairment charge recognized by the joint venture on its long-lived assets in the fourth quarter of 2015.

Our effective income tax rate was 10.3% in the third quarter of 2016 and 12.4% in the third quarter of 2015.  The effective income tax rate decreased due to the effect of additional tax deductions recognized in the third quarter of 2016 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Net income increased by $5,741 or 8.5%, primarily as a result of the factors described above.

Analysis of First Nine Months of 2016 Compared to First Nine Months of 2015

Revenues increased by $5,939 or 1.0%, primarily due to additional water and wastewater revenues of $6,966 associated with a larger customer base due to utility acquisitions, an increase in infrastructure rehabilitation surcharges of $3,536, and an increase in water and wastewater rates of $3,195, offset by a decrease in market-based activities revenues of $9,873.  The market-based activities revenues decreased due to a reduction in revenues associated with the inspection, cleaning and repairing of storm and sanitary wastewater lines, and the second quarter of 2016 sale of a business unit that provided liquid waste hauling and disposal services.

Operations and maintenance expenses decreased by $4,107 or 1.8%, primarily due to the effects of the recognition in 2015 of the following three events:  $2,329 for leadership transition expenses; operating costs of $1,862 for the recording of a reserve for water rights held for future use; and the recording of a legal contingency reserve of $1,580, as well as decreases in market-based activities expenses of $3,810,  a decrease in water production costs of $2,182,  a reversal of a reserve for a legal contingency of $1,580, a gain of $1,135 that was recognized for the buyout of an operating contract, and lower fuel costs of $1,016, offset by increases in operating costs associated with acquired utility systems of $4,038, postretirement benefits expense of $4,021,  the Company’s self-insured employee medical benefit program expense of $1,271, and an asset impairment of $970 associated with the disposition of a business unit within Aqua Resources.

Depreciation expense increased by $4,115 or 4.4%, primarily due to the utility plant placed in service since September 30, 2015.

Interest expense increased by $3,332 or 5.9%, primarily due to an increase in average borrowings, offset by a decrease in our effective interest rate.

AFUDC increased by $2,516, due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Equity earnings  in joint venture increased by $2,639 primarily due to the recognition of a connection fee earned by the joint venture in the third quarter of 2016 for which our share was $1,831 and a reduction in

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

depreciation expense resulting from the noncash impairment charge recognized by the joint venture on its long-lived assets in the fourth quarter of 2015.

Our effective income tax rate was 8.4% in the first nine months of 2016 and 9.9% in the first nine months of 2015.  The effective income tax rate decreased due to the effect of additional tax deductions recognized in 2016 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Net income increased by $11,177 or 6.4%, primarily as a result of the factors described above.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 15,  Recent Accounting Pronouncements, of the consolidated financial statements in this report.

Recent Events

In October 2016, a subset of our customer base in North Carolina experienced a loss of water service for approximately two days as a result of Hurricane Matthew.  We incurred additional operations and maintenance expenses and capital expenditures, for which the amount is still being determined, to restore water service or provide alternative services until restoration was completed to these customers.  This event is not expected to have a material impact on the Company’s fourth quarter 2016 results of operations or financial position.  Additionally, a portion of the capital expenditures and lost revenue may be covered by the Company’s insurance.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended September 30, 2016:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs (2)
July 1-31, 2016	1,314	$35.48	-	720,348
August 1-31, 2016	-	-	-	720,348
September 1-30, 2016	-	-	-	720,348
Total	1,314	$35.48	-	720,348

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

November 2, 2016

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