Form 10-K
period 2016-12-31
AQUA AMERICA INC
filed 2017-02-24
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

☑ Yes  ☐ No

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016:  $6,309,558,158

The number of shares outstanding of the registrant's common stock as of February 13, 2017:  177,445,993

DOCUMENTS INCORPORATED BY REFERENCE

(1)

Portions of the definitive Proxy Statement, relative to the May 3, 2017 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, have been incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are made based upon, among other things, our current assumptions, expectations, plans, and beliefs concerning future events and their potential effect on us.  These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue” “in the event” or the negative of such terms or similar expressions.  Forward-looking statements in this Annual Report include, but are not limited to, statements regarding:

•	recovery of capital expenditures and expenses in rates;
•	projected capital expenditures and related funding requirements;
•	our capability to pursue timely rate increase requests;
•	the availability and cost of capital financing;
•	developments, trends and consolidation in the water and wastewater utility and infrastructure industries;
•	dividend payment projections;
•	opportunities for future acquisitions, the success of pending acquisitions and the impact of future acquisitions;
•	the capacity of our water supplies, water facilities and wastewater facilities;
•	the impact of geographic diversity on our exposure to unusual weather;
•	the impact of conservation awareness of customers and more efficient plumbing fixtures and appliances on water usage per customer;
•	our authority to carry on our business without unduly burdensome restrictions;
•	the continuation of investments in strategic ventures;
•	our ability to obtain fair market value for condemned assets;
•	the impact of fines and penalties;
•

the impact of changes in and compliance with governmental laws, regulations and policies, including those dealing with taxation, the environment, health and water quality, and public utility regulation;

•	the impact of decisions of governmental and regulatory bodies, including decisions to raise or lower rates;
•	the development of new services and technologies by us or our competitors;
•	the availability of qualified personnel;
•	the condition of our assets;
•	the impact of legal proceedings;
•	general economic conditions;
•	acquisition-related costs and synergies;
•	the sale of water and wastewater divisions;
•	the impact of federal and/or state tax policies and the regulatory treatment of the effects of those policies; and
•	the amount of income tax deductions for qualifying utility asset improvements and the Internal Revenue Service’s ultimate acceptance of the deduction methodology.

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

Given these risks and uncertainties, you should not place undue reliance on any forward-looking statements.  You should read this Annual Report completely and with the understanding that our actual future results, performance and achievements may be materially different from what we expect.  These forward-looking statements represent assumptions, expectations, plans, and beliefs only as of the date of this Annual Report.  Except for our ongoing obligations to disclose certain information under the federal securities laws, we are not obligated, and assume no obligation, to update these forward-looking statements, even though our situation may change in the future.  For further information or other factors which could affect our financial results and such forward-looking statements, see Risk Factors.  We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1.	Business

The Company

Aqua America, Inc. (referred to as “Aqua America”, the “Company”, “we”, “us”, or “our”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia.  Our largest operating subsidiary is Aqua Pennsylvania, Inc., which accounted for approximately 52% of our operating revenues and approximately 74% of our net income for 2016.  As of December 31, 2016, Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of people we serve.  Aqua Pennsylvania’s service territory is located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania.  Our other regulated utility subsidiaries provide similar services in seven other states.  In addition, the Company’s market-based activities are conducted through Aqua Resources Inc. and Aqua Infrastructure, LLC.  Aqua

Resources provides water and wastewater service through operating and maintenance contracts with municipal authorities and other parties in close proximity to our utility companies’ service territories; and offers, through a third party, water and wastewater line repair service and protection solutions to households.  During 2016 we completed the sale of business units within Aqua Resources which provided liquid waste hauling and disposal services, and inspection, cleaning and repair of storm and sanitary wastewater lines.  Additionally, in 2016, we decided to market for sale business units within Aqua Resources which install and test devices that prevent the contamination of potable water, for which the sale was completed in January 2017, and a business unit that repairs and performs maintenance on water and wastewater systems.  These business units are reported as assets held for sale in the Company’s consolidated balance sheets included in this Annual Report.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.

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

The following table reports our operating revenues, by principal state, for the Regulated segment and Other and eliminations for the year ended December 31, 2016:

	Operating Revenues (000's)	Operating Revenues (%)
Pennsylvania	$423,703	51.8%
Ohio	103,364	12.6%
Texas	70,357	8.6%
Illinois	62,825	7.7%
North Carolina	53,642	6.5%
Other states (1)	86,216	10.5%
Regulated segment total	800,107	97.7%
Other and eliminations	19,768	2.3%
Consolidated	$819,875	100.0%

(1)	Includes our operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

Information concerning revenues, net income, identifiable assets and related financial information for the Regulated segment and Other and eliminations for 2016, 2015, and 2014 is set forth in Management’s Discussion and Analysis of

Financial Condition and Results of Operations and in Note 17 – Segment Information in the Notes to Consolidated Financial Statements which is contained in Item 8 of this Annual Report.

The following table summarizes our operating revenues, by utility customer class, for the Regulated segment and Other and eliminations for the year ended December 31, 2016:

	Operating Revenues (000's)	Operating Revenues (%)
Residential water	$484,901	59.1%
Commercial water	131,170	16.0%
Fire protection	30,225	3.7%
Industrial water	27,916	3.4%
Other water	32,758	4.0%
Water	706,970	86.2%
Wastewater	82,780	10.1%
Other utility	10,357	1.3%
Regulated segment total	800,107	97.6%
Other and eliminations	19,768	2.4%
Consolidated	$819,875	100.0%

Our utility customer base is diversified among residential water, commercial water, fire protection, industrial water, other water, wastewater customers, and other utility customers (consisting of operating contracts that are closely associated with the utility operations).  Residential water and wastewater customers make up the largest component of our utility customer base, with these customers representing approximately 70% of our water and wastewater revenues.  Substantially all of our water customers are metered, which allows us to measure and bill for our customers’ water consumption.  Water consumption per customer is affected by local weather conditions during the year, especially during late spring, summer, and early fall.  In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases consumption.  Also, an increase in the average temperature generally causes an increase in water consumption.  On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and imposing water use restrictions in the affected areas, which could reduce water consumption.  See “Business – Water Utility Supplies, and Facilities and Wastewater Utility Facilities” for a discussion of water use restrictions that may impact water consumption during abnormally dry weather.  The geographic diversity of our utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of our service territory.  Water usage is also affected by changing consumption patterns by our customers, resulting from such causes as increased water conservation and the installation of water saving devices and appliances that can result in decreased water usage.  It is estimated that in the event we experience a 0.50% decrease in residential water consumption it would result in a decrease in annual residential water revenue of approximately $2,400,000, and would likely be partially offset by a reduction in incremental water production expenses such as chemicals and power.

Our growth in revenues over the past five years is primarily a result of increases in water and wastewater rates and customer growth.  See Economic Regulation for a discussion of water and wastewater rates.  The increase in our utility customer base has been due to customers added through acquisitions, partnerships with developers, and organic growth (excluding dispositions) as shown below:

Year	Utility Customer Growth Rate
2016	1.6%
2015	1.9%
2014	1.3%
2013	1.3%
2012	7.2%

In 2016, our customer count increased by 14,399 customers, primarily due to organic growth and utility systems that we acquired, offset by the loss of customers due to dispositions.  Overall, for the five-year period of 2012 through 2016, our utility customer base, adjusted to exclude customers associated with utility system dispositions, increased at an annual compound rate of 2.5%.  During the five-year period ended December 31, 2016, our utility customer base including customers associated with utility system acquisitions and dispositions increased from 966,136 at January 1, 2012 to 972,265 at December 31, 2016.    This five-year period includes the impact of the condemnation of our Fort Wayne, IN system in 2014, which resulted in the loss of approximately 13,000 connections.

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

Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation.  According to the EPA’s most recent survey of wastewater treatment facilities (which includes both government-owned and privately-owned facilities) in 2012, there are approximately 15,000 such facilities in the nation serving approximately 76% of the U.S. population.  The remaining population represents individual homeowners with their own treatment facilities; for example, community on-lot disposal systems and septic tank systems.  A majority of wastewater facilities are government-owned rather than privately-owned.  The EPA’s survey also indicated that there are approximately 4,000 wastewater facilities in operation in the states where we operate regulated utilities.

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

We are actively exploring opportunities to expand our utility operations through acquisitions or other growth ventures.  During the five-year period ended December 31, 2016, we expanded our utility operations by completing 84 acquisitions or other growth ventures.

We believe that acquisitions will continue to be an important source of customer growth for us.  We intend to continue to pursue acquisitions of government-owned and privately-owned water and wastewater systems that provide services in areas near our existing service territories or in new service areas.  We engage in continuing activities with respect to potential acquisitions, including calling on prospective sellers, performing analyses and investigations of acquisition candidates, making preliminary acquisition proposals, and negotiating the terms of potential acquisitions.  Further, we are also seeking other potential business opportunities, including but not limited to partnering with public and private utilities to invest in infrastructure improvements, and growing our market-based activities by acquiring businesses that provide water and wastewater management services, other utility services and investing in infrastructure projects.

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

On occasion, drought warnings and water use restrictions are issued by governmental authorities for portions of our service territories in response to extended periods of dry weather conditions.  The timing and duration of the warnings and restrictions can have an impact on our water revenues and net income.  In general, water consumption in the summer months is more affected by drought warnings and restrictions because discretionary and recreational use of water is at its highest during the summer months.  At other times of the year, warnings and restrictions generally have less of an effect on water consumption.  Currently, portions of our Pennsylvania (four counties), New Jersey, and Texas service areas are under drought warnings.  The entire Pennsylvania and New Jersey service areas are under drought watch.  Portions of our northern and central Texas service areas have conservation water restrictions.  Drought warnings and watches result in the public being asked to voluntarily reduce water consumption.

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

Rate Case Management Capability – We maintain a rate case management capability, the objective of which is to provide that the tariffs of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations, capital expenditures, interest expense, taxes, energy, materials, and compliance with environmental regulations.  We file rate increase requests to recover and earn a fair return on the infrastructure investments that we make in improving or replacing our facilities and to recover expenses.  In the states in which we operate, we are primarily subject to economic regulation by the following state utility commissions:

State	Utility Commission
Pennsylvania	Pennsylvania Public Utility Commission
Ohio	The Public Utilities Commission of Ohio
Texas	Texas Public Utility Commission
Illinois	Illinois Commerce Commission
North Carolina	North Carolina Utilities Commission
New Jersey	New Jersey Board of Public Utilities
Indiana	Indiana Utility Regulatory Commission
Virginia	Virginia State Corporation Commission

Our water and wastewater operations are comprised of 53 rate divisions, each of which requires a separate rate filing for the evaluation of the cost of service, including the recovery of investments, in connection with the establishment of rates for that rate division.  When feasible and beneficial to our utility customers, we will seek approval from the applicable state regulatory commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base.  All of the states in which we operate permit us to file a revenue requirement for some form of consolidated rates for all, or some of the rate divisions in that state.

In Virginia, we may seek authorization to bill our utility customers in accordance with a rate filing that is pending before the respective regulatory commission.  As of December 31, 2016, we have no billings under interim rate arrangements for rate case filings in progress.  Furthermore, some utility commissions authorize the use of expense deferrals and amortization in order to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request.  In these states the additional revenue billed and collected prior to the final regulatory commission ruling is subject to refund to customers based on the outcome of the ruling.  The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling.  If the request is denied completely or in part, we could be required to refund to customers some or all of the revenue billed to date, and write-off some or all of the deferred expenses.

Revenue Surcharges – Six states in which we operate water utilities, and five states in which we operate wastewater utilities, permit us to add a surcharge to water or wastewater bills to offset the additional depreciation and capital costs associated with capital expenditures related to replacing and rehabilitating infrastructure systems.  Without this surcharge, a water and wastewater utility absorbs all of the depreciation and capital costs of these projects between base rate increases.  The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag.  This surcharge is intended to substantially reduce regulatory lag, which often acted as a disincentive to water and wastewater utilities to rehabilitate their infrastructure.  In addition, our subsidiaries in some states use a surcharge or credit on their bills to reflect changes in costs, such as changes in state tax rates, other taxes and purchased water costs, until such time as the new cost levels are incorporated into base rates.

Currently, with the exception of New Jersey, which allows for an infrastructure rehabilitation surcharge for water utilities, Pennsylvania, Illinois, Ohio, Indiana, and North Carolina allow for the use of an infrastructure rehabilitation surcharge for both water and wastewater utility systems.  The infrastructure rehabilitation surcharge typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period, and is capped at a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  This surcharge provided revenues of $7,379,000 in 2016, $3,261,000 in 2015, and $4,598,000 in 2014.

Income Tax Accounting Change – In December 2012, Aqua Pennsylvania adopted an income tax accounting change, implemented on Aqua America’s 2012 federal income tax return, which was filed in September 2013.  This accounting change allows a tax deduction for qualifying utility asset improvements that were formerly capitalized for tax purposes, and was implemented in response to a June 2012 rate order issued by the Pennsylvania Public Utility Commission.  The Pennsylvania rate order provides for the flow-through of income tax benefits which results in a reduction in current income tax expense as a result of the recognition of income tax benefits resulting from the accounting change.  This tax accounting change and its treatment under the Pennsylvania rate order financially offset the impact of the water infrastructure rehabilitation surcharge suspension.  During 2013, our Ohio and North Carolina operating divisions implemented this change.  These divisions currently do not employ a method of accounting that provides for a reduction in current income tax expense, and as such this change had no impact on our effective income tax rate.

Competition

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

Despite maintaining a program to monitor condemnation interests and activities that may affect us over time, one of our primary strategies continues to be to acquire additional water and wastewater systems, to maintain our existing systems where there is a business or a strategic benefit, and to actively oppose unilateral efforts by municipal governments to acquire any of our operations, particularly for less than the fair market value of our operations or where the municipal government seeks to acquire more than it is entitled to under the applicable law or agreement.  On occasion, we may voluntarily agree to sell systems or portions of systems in order to help focus our efforts in areas where we have more critical mass and economies of scale or for other strategic reasons.

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

From time to time, Aqua America has acquired, and may acquire, systems that have environmental compliance issues.  Environmental compliance issues also arise in the course of normal operations or as a result of regulatory changes.  Aqua America attempts to align capital budgeting and expenditures to address these issues in due course.  We believe that the capital expenditures required to address outstanding environmental compliance issues have been budgeted in our capital program and represent approximately $47,100,000, or approximately 2% of our expected total capital expenditures over the next five years.  We are parties to agreements with regulatory agencies in Pennsylvania, Texas, and Indiana under which we have committed to make improvements for environmental compliance.  These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection from fines, penalties and other actions while corrective measures are being implemented.  We are actively working directly with state environmental officials in Pennsylvania, Texas, and Indiana to implement or amend these agreements as necessary.

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

Dam Safety - Our subsidiaries own thirty dams, of which fifteen are classified as high hazard dams that are subject to the requirements of the federal and state regulations related to dam safety, which undergo regular inspections and an annual engineering inspection. After a thorough review and inspection of our dams by professional outside engineering firms, we  believe that all fifteen dams are structurally sound and well-maintained.  These inspections provide recommendations for ongoing rehabilitation which we include in our capital improvement program.

We performed studies of our dams that identified three dams in Pennsylvania and two dams in Ohio requiring capital improvements resulting from the adoption by state regulatory agencies of revised formulas for calculating the magnitude of a possible maximum flood event.  The most significant capital improvement remaining to be performed is on one dam in Pennsylvania at a total estimated cost of $13,700,000.  Design for this dam commenced in 2013 and construction is expected to be completed in 2021.

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

We also maintain cyber security protection measures with respect to our information technology, including our customer data, and, in some cases, the monitoring and operation of our treatment, storage and pumping facilities.

Employee Relations

As of December 31, 2016, we employed a total of 1,551 full-time employees.  Our subsidiaries are parties to 15 labor agreements with labor unions covering 580 employees.  The labor agreements expire at various times between April 2017 and May 2021.

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

In addition to the other information included in this Annual Report, the following factors should be considered in evaluating our business and future prospects.  Any of the following risks, either alone or taken together, could materially harm our business, financial condition, and results of operations.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our business, financial condition, and results of operations could be materially harmed.

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

The rates we charge our customers are subject to approval by utility commissions in the states in which we operate.  We file rate increase requests, from time to time, to recover our investments in utility plant and expenses.  Our ability to maintain and meet our financial objectives is dependent upon the recovery of, and return on, our capital investments and expenses through the rates we charge our customers.  Once a rate increase petition is filed with a utility commission, the ensuing administrative and hearing process may be lengthy and costly, and our costs may not always be fully recoverable.  The timing of our rate increase requests are therefore partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we hope to recover through the rate increase.  In addition, the amount or frequency of rate increases may be decreased or lengthened as a result of many factors including changes in regulatory oversight in the states in which we operate water and wastewater utilities and income tax laws, including regulations regarding tax-basis depreciation as it applies to our capital expenditures or qualifying utility asset improvements.  We can provide no assurances that any future rate increase request will be approved by the appropriate utility commission; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner.

In Virginia, we may seek authorization to bill our utility customers in accordance with a rate filing that is pending before the respective regulatory commission.  Furthermore, some utility commissions authorize the use of expense deferrals and amortization in order to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request.  The additional revenue billed and collected prior to the final ruling is subject to refund to customers based on the outcome of the ruling.  The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling.  If the request is denied completely or in part, we could be required to refund to customers some or all of the revenue billed to date, and write-off some or all of the deferred expenses.

Our business requires significant capital expenditures that are partially dependent on our ability to secure appropriate funding.  Disruptions in the capital markets may limit our access to capital.  If we are unable to obtain sufficient capital, or if the cost of borrowing increases, it may harm our business, financial condition, results of operations, and our ability to pay dividends.

Our business is capital intensive.  In addition to the capital required to fund customer growth through our acquisition strategy, on an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment.  We obtain funds for our capital expenditures from operations, contributions and advances by developers and others, debt issuances, and equity issuances.  We have paid dividends consecutively for 72 years and our Board of Directors recognizes the value that our common shareholders place on both our historical payment record and on our future dividend payments.  Our ability to maintain and meet our financial objectives is dependent upon the availability of adequate capital, and we may not be able to access the capital markets on favorable terms or at all.  If in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would need to seek alternative financing sources; however, there can be no assurance that these alternative financing sources would be available on terms acceptable to us.  In the event we are unable to obtain sufficient capital, we may need to take steps to conserve cash by reducing our capital expenditures or dividend payments and our ability to pursue acquisitions may be limited.  The reduction in capital expenditures may result in reduced potential earnings growth, affect our ability to meet environmental laws and regulations, and limit our ability to improve or expand our utility systems to the level we believe appropriate.  There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction and maintenance.  In addition, delays in completing major capital projects could delay the recovery of the capital expenditures associated with such projects through rates.  If the cost of borrowing increases, we might not be able to recover increases in our cost of capital through rates.  The inability to recover higher borrowing costs through rates, or the regulatory lag associated with the time that it takes to begin recovery, may harm our business, financial condition, and results of operations.

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

We compete with governmental entities, other regulated utilities, and strategic and financial buyers, for acquisition opportunities.  As consolidation becomes more prevalent in the utility industry and competition for acquisitions increases, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions.  In addition, our competitors may impede our growth by purchasing utilities near our existing operations, thereby preventing us from acquiring them.  Governmental entities or environmental / social activist groups have challenged, and may in the future challenge our efforts to acquire new service territories, particularly from municipalities or municipal authorities.  Higher purchase prices and resulting rates may limit our ability to invest additional capital for system maintenance and upgrades in an optimal manner.  Our growth could be hindered if we are not able to compete effectively for new companies and/or service territories with other companies or strategic and financial buyers that have lower costs of operations or capital, or that submit more attractive bids. Any of these risks may harm our business, financial condition, and results of operations.

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

Our operations are geographically concentrated in Pennsylvania

Although we operate water and wastewater facilities in a number of states, our operations are concentrated in Pennsylvania.  As a result, our financial results are largely subject to political, water supply, labor, utility cost and regulatory risks, economic conditions, natural disasters and other risks affecting Pennsylvania.

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

In a very few number of instances, in one of our southern states where there are municipally-owned water or wastewater systems near our operating divisions, the municipally-owned system may either have water distribution or wastewater collection mains that are located adjacent to our division's mains or may construct new mains that parallel our mains.  In these circumstances, on occasion, the municipally-owned system may attempt to offer service to customers who are connected to our mains, resulting in our mains becoming surplus or underutilized without compensation.

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

Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act and similar state laws, and federal and state regulations issued under these laws by the EPA and state environmental regulatory agencies.  These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the U.S. as well as dam safety, air emissions, and residuals management.  Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations.  We cannot assure you that we will be at all times in total compliance with these laws, regulations and permits.  If we fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators and such noncompliance could result in civil suits.  Environmental laws and regulations are complex and change frequently.  These laws, and the enforcement thereof, have tended to become more stringent over time.  While we have budgeted for future capital and operating expenditures to comply with these laws and our permits, it is possible that new or stricter standards could be imposed that will require additional capital expenditures or raise our operating costs.  Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs.  In summary, we cannot assure you that our costs of complying with, current and future environmental and health and safety laws will not harm our business, financial condition, and results of operations.

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

Furthermore, natural gas prices have historically been volatile, and are likely to continue to be volatile.  A decrease in demand for natural gas, due to price volatility, could result in reduced demand for raw water utilized in hydraulic fracturing.  In the fourth quarter of 2015, the joint venture recognized an impairment charge on its long-lived assets, which reduced the carrying value of our investment in the joint venture.  The impairment resulted from a marked decline in natural gas prices in 2015, a further reduction in the volume of water sales by the joint venture, which led to a lowered forecast on future sales volumes, as well as changes in the natural gas industry activities in the Marcellus Shale region and general market conditions.  In the event hydraulic fracturing is limited, due to a further reduction in demand for natural gas or other factors affecting the industry, our investment in the raw water pipeline may be harmed should the demand for raw water be reduced.

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

Approximately 37% of our workforce is unionized under 15 labor contracts with labor unions, which expire over several years.  In light of rising costs for healthcare and retirement benefits, contract negotiations in the future may be difficult.  We are subject to a risk of work stoppages and other labor actions as we negotiate with the unions to address these issues, which could harm our business, financial condition, and results of operations.  We cannot assure you that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.

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

Climate change is receiving ever increasing attention worldwide.  Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases (“GHG”), including carbon dioxide.  Climate change laws and regulations enacted and proposed limit GHG emissions from covered entities, and require additional monitoring/reporting.  At this time, the existing GHG laws and regulations are not expected to materially harm the Company’s operations or capital expenditures.  However, because of the uncertainty of future climate change regulatory requirements, particularly given the change in the federal administration, we cannot predict the potential impact of future laws and regulations on our business, financial condition, or results of operations.  Although these future expenditures and costs for regulatory compliance may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs.

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

Our properties consist of water transmission and distribution mains and wastewater collection pipelines, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, pipes, dams, reservoirs, buildings, vehicles, land, easements, rights-of-way, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water and the collection and treatment of wastewater.  Substantially all of our treatment, storage, and distribution properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of mortgage or indentures.  These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries.  For some properties that we acquired through the exercise of the power of eminent domain and other properties we purchased, we hold title for water supply purposes only.  We own, operate and maintain over twelve thousand miles of transmission and distribution mains, 21 surface water treatment plants, many well treatment stations, and 187 wastewater treatment plants.  A small portion of the properties are leased under long-term leases.

The following table indicates our net property, plant and equipment, in thousands of dollars, as of December 31, 2016 in the principal states where we operate:

	Net Property, Plant and Equipment
Pennsylvania	$3,185,885	63.7%
Ohio	434,230	8.7%
Illinois	357,013	7.1%
North Carolina	308,965	6.2%
Texas	274,909	5.5%
Other (1)	440,613	8.8%
Consolidated	$5,001,615	100.0%

(1)	Consists primarily of our operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

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

Our common stock is traded on the New York Stock Exchange under the ticker symbol WTR.  As of February 13, 2017, there were approximately 24,649 holders of record of our common stock.

The following table shows the high and low intraday sales prices for our common stock as reported on the New York Stock Exchange composite transactions reporting system and the cash dividends paid per share for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2016
Dividend paid per common share	$0.178	$0.178	$0.1913	$0.1913	$0.7386
Dividend declared per common share	0.178	0.178	0.1913	0.1913	0.7386
Price range of common stock
- high	32.44	35.66	35.83	31.29	35.83
- low	28.35	30.31	29.53	28.03	28.03

2015
Dividend paid per common share	$0.165	$0.165	$0.178	$0.178	$0.686
Dividend declared per common share	0.165	0.165	0.178	0.178	0.686
Price range of common stock
- high	28.13	27.53	27.10	31.09	31.09
- low	25.42	24.40	24.45	26.20	24.40

We have paid dividends consecutively for 72 years.  On August 2, 2016, our Board of Directors authorized an increase of 7.5% in the September 1, 2016 quarterly dividend over the dividend Aqua America paid in the previous quarter.  As a result of this authorization, beginning with the dividend payment in September 2016, the annualized dividend rate increased to $0.7652 per share.  This is the 26th dividend increase in the past 25 years and the 18th consecutive year that we have increased our dividend in excess of five percent.  We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1, and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.  In 2016, our dividends paid represented 55.9% of net income.

The following table summarizes the Company’s purchases of its common stock for the quarter ending December 31, 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs (2)
October 1-31, 2016	442	$32.57		720,348
November 1-30, 2016	1,124	$31.05		720,348
December 1-31, 2016	2,465	$30.20		-
Total	4,031	$30.70	-	-

(1)

These amounts include the following:  (a) 442 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of restricted stock units; and (b) 3,589 shares we acquired from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock), upon exercise, by delivering to us shares of our common stock in accordance with the terms of our equity compensation plan that was previously approved by our shareholders and disclosed in our proxy statements.  These features of our equity compensation plan are available to all employees who receive stock-based compensation under the plan.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day of vesting of the restricted stock unit or on the day prior to the option exercise.

(2)

In December 2014, our Board of Directors authorized a share buyback program of up to 1,000,000 shares to minimize share dilution through timely and orderly share repurchases.  In December 2015, our Board of Directors added 400,000 shares to this program.  This program expired on December 31, 2016.

Item 6.	Selected Financial Data

Summary of Selected Financial Data (Unaudited)

Aqua America, Inc. and Subsidiaries

(In thousands of dollars, except per share amounts)

Years ended December 31,	2016	2015	2014	2013	2012
PER COMMON SHARE:
Income from continuing operations:
Basic	$1.32	$1.14	$1.21	$1.15	$1.04
Diluted	1.32	1.14	1.20	1.15	1.04
Income from discontinued operations:
Basic	-	-	0.11	0.10	0.08
Diluted	-	-	0.11	0.10	0.08
Net income:
Basic	1.32	1.14	1.32	1.26	1.13
Diluted	1.32	1.14	1.31	1.25	1.12
Cash dividends declared and paid	0.74	0.69	0.63	0.58	0.54
Return on Aqua America stockholders' equity	12.7%	11.7%	14.1%	14.4%	14.2%
Book value at year end	$10.43	$9.78	$9.37	$8.68	$7.91
Market value at year end	30.04	29.80	26.70	23.59	20.34
INCOME STATEMENT HIGHLIGHTS:
Operating revenues	$819,875	$814,204	$779,903	$761,893	$750,685
Depreciation and amortization	133,008	128,737	126,535	123,985	116,180
Interest expense, net	80,594	76,536	76,397	77,316	77,757
Income from continuing operations before income taxes (1)	255,160	216,752	239,103	224,104	247,057
Provision for income taxes	20,978	14,962	25,219	21,233	65,220
Income from continuing operations (1)	234,182	201,790	213,884	202,871	181,837
Income from discontinued operations	-	-	19,355	18,429	14,726
Net income (1)	234,182	201,790	233,239	221,300	196,563
BALANCE SHEET HIGHLIGHTS:
Total assets	$6,158,991	$5,717,873	$5,383,243	$5,027,430	$4,834,165
Property, plant and equipment, net	5,001,615	4,688,925	4,401,990	4,138,568	3,907,552
Aqua America stockholders' equity	1,850,068	1,725,930	1,655,343	1,534,835	1,385,704
Long-term debt, including current portion, excluding debt issuance costs (3)	1,910,633	1,779,205	1,619,270	1,554,871	1,588,992
Total debt, excluding debt issuance costs (3)	1,917,168	1,795,926	1,637,668	1,591,611	1,669,375
ADDITIONAL INFORMATION:
Operating cash flows from continuing operations	$395,788	$370,794	$364,888	$365,409	$375,823
Capital additions	382,996	364,689	328,605	307,908	347,098
Net cash expended for acquisitions of utility systems and other	9,423	28,989	14,616	14,997	121,248
Dividends on common stock	130,923	121,248	112,106	102,889	93,423
Number of utility customers served (2)	972,265	957,866	940,119	928,200	917,986
Number of shareholders of common stock	24,750	25,269	25,780	25,833	26,216
Common shares outstanding (000)	177,394	176,544	176,753	176,751	175,209
Employees (full-time) (2)	1,551	1,617	1,617	1,542	1,556

(1)	2015 results includes Aqua America's share of a joint venture impairment charge of $21,433 ($32,975 pre-tax)
(2)	Reflects continuing operations
(3)	Debt issuance costs for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 were $22,357, $23,165, $23,509, $24,387, and $24,352, respectively

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related Notes included in this Annual Report.  This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business, operations and financial performance.  All dollar amounts are in thousands of dollars, except per share amounts.

The Company

Aqua America, Inc., (referred to as “Aqua America”, the “Company”, “we”, “us”, or “our”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia.  Our largest operating subsidiary is Aqua Pennsylvania, Inc., which accounted for approximately 52% of our operating revenues and approximately 74% of our net income for 2016.  As of December 31, 2016, Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of people we serve. Aqua Pennsylvania’s service territory is located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania.  Our other regulated utility subsidiaries provide similar services in seven other states.  In addition, the Company’s market-based activities are conducted through Aqua Resources, Inc. and Aqua Infrastructure, LLC.  Aqua Resources provides water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories; and offers, through a third party, water and sewer line repair service and protection solutions to households.

In 2016, the Company sold the following business units of Aqua Resources, which were reported as assets held for sale in the Company’s consolidated balance sheets:

•	a business unit which provided liquid waste hauling and disposal services; and
•	a business unit which inspected, cleaned and repaired storm and sanitary wastewater lines.

Additionally, in 2016, the Company decided to market for sale a business unit within Aqua Resources, which installs and tests devices that prevent the contamination of potable water, for which the sale was completed in January 2017, and a business unit that repairs and performs maintenance on water and wastewater systems.  These business units are reported as assets held for sale in the Company’s consolidated balance sheets. Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.

Industry Mission

The mission of the investor-owned water utility industry is to provide quality and reliable water service at reasonable rates to customers, while earning a fair return for shareholders.  A number of challenges face the industry, including:

•	strict environmental, health and safety standards;
•	aging utility infrastructure and the need for substantial capital investment;
•	economic regulation by state, and/or, in some cases, local government;
•	declining consumption per customer as a result of conservation;
•	lawsuits and the need for insurance; and
•	the impact of weather and sporadic drought conditions on water sales demand.

Economic Regulation

Most of our water and wastewater utility operations are subject to regulation by their respective state utility commissions, which have broad administrative power and authority to regulate billing rates, determine franchise areas and conditions of service, approve acquisitions, and authorize the issuance of securities.  The utility commissions also generally establish uniform systems of accounts and approve the terms of contracts with affiliates and customers, business combinations with other utility systems, and loans and other financings.  The policies of the utility commissions often differ from state to state, and may change over time.  A small number of our operations are subject to rate regulation by county or city government.  Over time, the regulatory party in a particular state may change, as was the case for our Texas operations where, in 2014, economic regulation changed from the Texas Commission on Environmental Quality to the Texas Public Utility Commission.  The profitability of our utility operations is influenced to a great extent by the timeliness and adequacy of rate allowances in the various states in which we operate.  One consideration we may undertake in evaluating which states to focus our growth and investment strategy is whether a state provides for consolidated rates, a surcharge for replacing and rehabilitating infrastructure and other systems, and other regulatory policies that promote infrastructure investment and efficiency in processing rate cases.

Rate Case Management Capability – We strive to achieve the industry’s mission by effective planning, efficient investments, and productive use of our resources.  We maintain a rate case management capability to pursue timely and adequate returns on the capital investments that we make in improving our distribution system, treatment plants, information technology systems, and other infrastructure.  This capital investment creates assets that are used and useful in providing utility service, and is commonly referred to as rate base.  Timely, adequate rate relief is important to our continued profitability and in providing a fair return to our shareholders, and thus providing access to capital markets to help fund these investments.  Accordingly, the objective of our rate case management strategy is to provide that the rates of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations (primarily labor and employee benefits, electricity, chemicals, transportation, maintenance expenses, insurance and claims costs, and costs to comply with environmental regulations), capital, and taxes.  In pursuing our rate case strategy, we consider the amount of net utility plant additions and replacements made since the previous rate decision, the changes in the cost of capital, changes in our capital structure, and changes in operating and other costs.  Based on these assessments, our utility operations periodically file rate increase requests with their respective state utility commissions or local regulatory authorities.  In general, as a regulated enterprise, our water and wastewater rates are established to provide full recovery of utility operating costs, taxes, interest on debt used to finance capital investments, and a return on equity used to finance capital investments.  Our ability to recover our expenses in a timely manner and earn a return on equity employed in the business helps determine the profitability of the Company.  As of December 31, 2016, the Company’s rate base is estimated to be $3,750,000, which is comprised of:

•	$2,873,000 filed with respective state utility commissions or local regulatory authorities; and
•	$877,000 not yet filed with respective state utility commissions or local regulatory authorities.

Our water and wastewater operations are composed of 53 rate divisions, each of which requires a separate rate filing for the evaluation of the cost of service and recovery of investments in connection with the establishment of tariff rates for that rate division.  When feasible and beneficial to our utility customers, we have sought approval from the applicable state utility commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base.  All of the eight states in which we operate currently permit us to file a revenue requirement using some form of consolidated rates for some or all of the rate divisions in that state.

Revenue Surcharges – Six states in which we operate water utilities, and five states in which we operate wastewater utilities, permit us to add a surcharge to water or wastewater bills to offset the additional depreciation and capital costs associated with capital expenditures related to replacing and rehabilitating infrastructure systems.  In all other states, water and wastewater utilities absorb all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues.  The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag.  This surcharge is intended to substantially reduce regulatory lag, which often acts as a disincentive to water and wastewater utilities to rehabilitate their infrastructure.  In addition, some states permit our subsidiaries to use a surcharge or credit on their bills to reflect allowable changes in costs, such as changes in state tax rates, other taxes and purchased water costs, until such time as the new costs are fully incorporated in base rates.

Effects of Inflation – Recovery of the effects of inflation through higher water and wastewater rates is dependent upon receiving adequate and timely rate increases.  However, rate increases are not retroactive and often lag increases in costs caused by inflation.  On occasion, our regulated utility companies may enter into rate settlement agreements, which require us to wait for a period of time to file the next base rate increase request.  These agreements may result in regulatory lag whereby inflationary increases in expenses may not yet be reflected in rates, or a gap may exist between when a capital project is completed and the start of its recovery in rates.  Even during periods of moderate inflation, the effects of inflation can have a negative impact on our operating results.

Growth-Through-Acquisition Strategy

Part of our strategy to meet the industry challenges is to actively explore opportunities to expand our utility operations through acquisitions of water and wastewater utilities either in areas adjacent to our existing service areas or in new service areas, and to explore acquiring market-based businesses that are complementary to our regulated water and wastewater operations.  To complement our growth strategy, we routinely evaluate the operating performance of our individual utility systems, and in instances where limited economic growth opportunities exist or where we are unable to achieve favorable operating results or a return on equity that we consider acceptable, we will seek to sell the utility system and reinvest the proceeds in other utility systems.  Consistent with this strategy, we are focusing our acquisitions and resources in states where we have critical mass of operations in an effort to achieve economies of scale and increased efficiency.  Our growth-through-acquisition strategy allows us to operate more efficiently by sharing operating expenses over more utility customers and provides new locations for possible future growth.  Another element of our growth strategy is the consideration of opportunities to expand by acquiring other utilities, including those that may be in a new state if they provide promising economic growth opportunities and a return on equity that we consider acceptable.  The ability to successfully execute this strategy and meet the industry challenges is largely due to our core competencies, financial position, and our qualified and trained workforce, which we strive to retain by treating employees fairly and providing our employees with development and growth opportunities.

During 2016, we completed 19 acquisitions, which along with the organic growth in our existing systems, represents 15,282 new customers.  During 2015, we completed 16 acquisitions, which along with the organic growth in our existing systems, represents 17,747 new customers.  During 2014, we completed 16 acquisitions, which along with the organic growth in our existing systems, represents 12,120 new customers.

In addition to acquisitions, from time to time, we sell utility systems or relinquish ownership in systems through condemnation.  Consistent with our strategy to evaluate future growth opportunities and the financial performance of our individual utility systems, we divested our wastewater treatment facility in Georgia in March 2014.  In addition, in December 2014, we sold our water utility systems in Fort Wayne, Indiana.

The operating results, cash flows, and financial position of the Company’s water utility systems in Fort Wayne, Indiana and Georgia were presented in the Company’s consolidated financial statements as discontinued operations.

We believe that utility acquisitions, organic growth, and expansion of our market-based business will continue to be the primary sources of growth for us.  With approximately 53,000 community water systems in the U.S., 82% of which serve less than 3,300 customers, the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water and wastewater).  In the states where we operate regulated utilities, we believe there are approximately 14,500 community water systems of widely-varying size, with the majority of the population being served by government-owned water systems.

Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation.  According to the U.S. Environmental Protection Agency’s (“EPA”) most recent survey of wastewater treatment facilities (which includes both government-owned and privately-owned facilities) in 2012, there are approximately 15,000 such facilities in the nation serving approximately 76% of the U.S. population.  The remaining population represents individual homeowners with their own treatment facilities; for example, community on-lot disposal systems and septic tank systems.  The vast majority of wastewater facilities are government-owned rather than privately-owned.  The EPA survey also indicated that there are approximately 4,000 wastewater facilities in operation in the states where we operate regulated utilities.

Because of the fragmented nature of the water and wastewater utility industries, we believe that there are many potential water and wastewater system acquisition candidates throughout the United States.  We believe the factors driving the consolidation of these systems are:

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

We are actively exploring opportunities to expand our water and wastewater utility operations through regulated utility acquisitions or otherwise, including the management of publicly-owned facilities in a public-private partnership.  We intend to continue to pursue acquisitions of government-owned and privately-owned water and wastewater utility systems that provide services in areas near our existing service territories or in new service areas.  It is our intention to focus on growth opportunities in states where we have critical mass, which allows us to improve economies of scale through spreading our fixed costs over more customers – this cost efficiency should enable us to reduce the size of future rate increases.  Currently, the Company seeks to acquire businesses in the U.S. regulated sector, which includes water and wastewater utilities and other regulated utilities, and to pursue growth ventures in market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated businesses.

Sendout

Sendout represents the quantity of treated water delivered to our distribution systems.  We use sendout as an indicator of customer demand.  Weather conditions tend to impact water consumption, particularly during the late spring, summer, and early fall when discretionary and recreational use of water is at its highest.  Consequently, a higher proportion of annual operating revenues are realized in the second and third quarters. In general, during this period, an extended period of hot and dry weather increases water consumption, while above-average rainfall and cool weather decreases water consumption.  Conservation efforts, construction codes that require the use of low-flow plumbing fixtures, as well as mandated water use restrictions in response to drought conditions can reduce water consumption.  We believe an increase in conservation awareness by our customers, including the increased use of more efficient plumbing fixtures and appliances, may continue to result in a long-term structural trend of declining water usage per customer.  These gradual long-term changes are normally taken into account by the utility commissions in setting rates, whereas significant short-term changes in water usage, resulting from drought warnings, water use restrictions, or extreme weather conditions, may not be fully reflected in the rates we charge between rate proceedings.

On occasion, drought warnings and water use restrictions are issued by governmental authorities for portions of our service territories in response to extended periods of dry weather conditions, regardless of our ability to meet unrestricted customer water demands.  The timing and duration of the warnings and restrictions can have an impact on our water revenues and net income.  In general, water consumption in the summer months is affected by drought warnings and restrictions to a higher degree because discretionary and recreational use of water is highest during the summer months, particularly in our northern service territories. At other times of the year, warnings and restrictions generally have less of an effect on water consumption.  Currently, portions of our Pennsylvania (four counties), New Jersey, and Texas service areas are under drought warnings.  The entire Pennsylvania and New Jersey service areas are under drought watch.  Portions of our northern and central Texas service areas have conservation water restrictions.  Drought warnings and watches result in the public being asked to voluntarily reduce water consumption.

The geographic diversity of our utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of the country.  During the year ended December 31, 2016, our operating revenues were derived principally from the following states:  approximately 52% in Pennsylvania, 13% in Ohio, 9% in Texas, 8% in Illinois, and 7% in North Carolina.

Performance Measures Considered by Management

We consider the following financial measures (and the period to period changes in these financial measures) to be the fundamental basis by which we evaluate our operating results:

•	earnings per share;
•	operating revenues;
•	income from continuing operations;
•	earnings before interest, taxes, and depreciation (“EBITD”);
•	earnings before income taxes as compared to our operating budget;
•	net income; and
•	the dividend rate on common stock.

In addition, we consider other key measures in evaluating our utility business performance within our Regulated segment:

•	our number of utility customers;
•	the ratio of operations and maintenance expense compared to operating revenues (this percentage is termed “operating expense ratio”);
•	return on revenues (income from continuing operations divided by operating revenues);
•	rate base growth;
•	return on equity (net income divided by stockholders’ equity); and
•	the ratio of capital expenditures to depreciation expense.

 Furthermore, we review the measure of earnings before unusual items that are noncash and not directly related to our core business, such as the measure of adjusted earnings to remove the joint venture impairment charge, which was recognized in the fourth quarter of 2015.  Refer to Note 1 – Summary of Significant Accounting Policies – Investment in Joint Venture in this Annual Report for information regarding the impairment charge.  We review these measurements regularly and compare them to historical periods, to our operating budget as approved by our Board of Directors, and to other publicly-traded water utilities.

Our operating expense ratio is one measure that we use to evaluate our operating efficiency and management effectiveness of our regulated operations.  Our operating expense ratio is affected by a number of factors, including the following:

•

Regulatory lag – Our rate filings are designed to provide for the recovery of increases in costs of operations (primarily labor and employee benefits, electricity, chemicals, transportation, maintenance expenses, insurance and claim costs, and costs to comply with environmental regulations), capital, and taxes.  The revenue portion of the operating expense ratio can be impacted by the timeliness of recovery of, and the return on capital investments.  The operating expense ratio is further influenced by regulatory lag (increases in operations and maintenance expenses not yet recovered in rates or a gap between the time that a capital project is completed and the start of its cost recovery in rates).  The operating expense ratio is also influenced by decreases in operating revenues without a commensurate decrease in operations and maintenance expense, such as changes in customer water consumption as impacted by adverse weather conditions, conservation trends, or as a result of utility rates incorporating the effects of income tax benefits derived from deducting qualifying utility asset improvements for tax purposes that are capitalized for book purposes in Aqua Pennsylvania and consequently forgoing operating revenue increases.  During periods of inflation, our operations and maintenance expenses may increase, impacting the operating expense ratio, as a result of regulatory lag, since our rate cases may not be filed timely and are not retroactive.

•

Acquisitions – In general, acquisitions of smaller undercapitalized utility systems in some areas may initially increase our operating expense ratio if the operating revenues generated by these operations are accompanied by a higher ratio of operations and maintenance expenses as compared to other operational areas of the company that are more densely populated and have integrated operations.  In these cases, the acquired operations are characterized as having relatively higher operating costs to fixed capital costs, in contrast to the majority of our operations, which generally consist of larger, interconnected systems, with higher fixed capital costs (utility plant investment) and lower operating costs per customer.  In addition, we operate market-based subsidiary companies, Aqua Resources and Aqua Infrastructure.  The cost-structure of these market-based companies differs from our utility companies in that, although they may generate free cash flow, these companies have a much higher ratio of operations and maintenance expenses to operating revenues and a lower capital investment and, consequently, a lower ratio of fixed capital costs versus operating revenues in contrast to our regulated operations.  As a result, the operating expense ratio is not comparable between the businesses.  These market-based subsidiary companies are not a component of our Regulated segment.

We continue to evaluate initiatives to help control operating costs and improve efficiencies.

Consolidated Selected Financial and Operating Statistics

Our selected five-year consolidated financial and operating statistics follow:

Years ended December 31,	2016	2015	2014	2013	2012
Utility customers:
Residential water	801,190	791,404	779,665	771,660	766,121
Commercial water	40,582	40,151	39,614	39,237	38,805
Industrial water	1,349	1,353	1,357	1,368	1,373
Other water	19,036	17,420	17,412	17,230	16,643
Wastewater	110,108	107,538	102,071	98,705	95,044
Total utility customers	972,265	957,866	940,119	928,200	917,986
Operating revenues:
Residential water	$484,901	$477,773	$460,013	$457,404	$441,240
Commercial water	131,170	126,677	122,795	121,178	117,559
Industrial water	27,916	28,021	27,369	25,263	24,822
Other water	62,983	56,997	59,474	57,446	70,693
Wastewater	82,780	79,399	76,472	73,062	68,225
Other utility	10,357	10,746	9,934	10,174	10,416
Regulated segment total	800,107	779,613	756,057	744,527	732,955
Other and eliminations	19,768	34,591	23,846	17,366	17,730
Consolidated operating revenues	$819,875	$814,204	$779,903	$761,893	$750,685
Operations and maintenance expense	$304,897	$309,310	$288,556	$283,561	$270,042
Joint venture impairment charge (1)	$-	$21,433	$-	$-	$-
Income from continuing operations	$234,182	$201,790	$213,884	$202,871	$181,837
Net income	$234,182	$201,790	$233,239	$221,300	$196,563
Capital expenditures	$382,996	$364,689	$328,605	$307,908	$347,098
Operating Statistics
Selected operating results as a
percentage of operating revenues:
Operations and maintenance	37.2%	38.0%	37.0%	37.2%	36.0%
Depreciation and amortization	16.2%	15.8%	16.2%	16.3%	15.5%
Taxes other than income taxes	6.9%	6.8%	6.5%	6.9%	6.2%
Interest expense, net	9.8%	9.4%	9.8%	10.1%	10.4%
Income from continuing operations	28.6%	24.8%	27.4%	26.6%	24.2%
Return on Aqua America stockholders' equity	12.7%	11.7%	14.1%	14.4%	14.2%
Ratio of capital expenditures to depreciation expense	2.9	2.9	2.7	2.6	3.1
Effective tax rate (2)	8.2%	6.9%	10.5%	9.5%	26.4%

(1)

Represents a $21,433 ($32,975 pre-tax) joint venture impairment charge.  This amount represents our share of the impairment charge recognized by our joint venture that operates a private pipeline to supply raw water to firms with natural gas well drilling operations.

(2)	See Results of Operations – Income Taxes for a discussion of the effective tax rate change that commenced in 2012.

RESULTS OF OPERATIONS

Our income from continuing operations has grown at an annual compound rate of approximately 10.9% and our net income has grown at an annual compound rate of approximately 10.4% during the five-year period ended December 31, 2016.  During the past five years, operating revenues grew at a compound rate of 3.8% and operating expenses grew at a compound rate of 4.2%.

Operating Segments

We have identified ten operating segments and we have one reportable segment based on the following:

•

Eight segments are composed of our water and wastewater regulated utility operations in the eight states where we provide these services.  These operating segments are aggregated into one reportable segment since each of these operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution and/or wastewater collection methods, and the nature of the regulatory environment.  Our single reportable segment is named the Regulated segment.

•

Two segments are not quantitatively significant to be reportable and are composed of Aqua Resources and Aqua Infrastructure.  These segments are included as a component of “Other,” in addition to corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.  Corporate costs include general and administrative expenses, and interest expense.

Unless specifically noted, the following discussion and analysis provides information on our consolidated results of continuing operations.  The following table provides the Regulated segment and consolidated information for the years ended December 31, 2016, 2015, and 2014:

	2016			2015
	Regulated	Other and Eliminations	Consolidated	Regulated	Other and Eliminations	Consolidated
Operating revenues	$800,107	$19,768	$819,875	$779,613	$34,591	$814,204
Operations and maintenance expense	285,347	19,550	304,897	282,866	26,444	309,310
Taxes other than income taxes	53,916	2,469	56,385	52,361	2,696	55,057
Earnings (loss) before interest, taxes, depreciation and amortization	$460,844	$(2,251)	458,593	$444,386	$5,451	449,837
Depreciation and amortization			133,008			128,737
Operating income			325,585			321,100
Other expense (income):
Interest expense, net			80,594			76,536
Allowance for funds used during construction			(8,815)			(6,219)
Gain on sale of other assets			(378)			(468)
Gain on extinguishment of debt			-			(678)
Equity (income) loss in joint venture			(976)			35,177
Provision for income taxes			20,978			14,962
Net income			$234,182			$201,790

	2014
	Regulated	Other and Eliminations	Consolidated
Operating revenues	$756,057	$23,846	$779,903
Operations and maintenance expense	274,754	13,802	288,556
Taxes other than income taxes	48,218	2,235	50,453
Earnings before interest, taxes, depreciation and amortization	$433,085	$7,809	440,894
Depreciation and amortization			126,535
Operating income			314,359
Other expense (income):
Interest expense, net			76,397
Allowance for funds used during construction			(5,134)
Loss on sale of other assets			4
Equity loss in joint venture			3,989
Provision for income taxes			25,219
Income from continuing operations			213,884
Income from discontinued operations, net of income taxes of $12,800			19,355
Net income			$233,239

Consolidated Results

Operating Revenues – Operating revenues totaled $819,875 in 2016, $814,204 in 2015, and $779,903 in 2014.  The growth in revenues over the past three years is a result of increases in our customer base and our water and wastewater rates.  The number of customers increased at an annual compound rate of 1.4% over the past three years due to acquisitions and organic growth, adjusted to exclude customers associated with utility system dispositions.  Acquisitions in our Regulated segment have provided additional water and wastewater revenues of $8,201 in 2016, $8,900, in 2015, and $2,732 in 2014.  Rate increases implemented during the past three years have provided additional operating revenues of $4,319 in 2016, $8,503 in 2015, and $5,250 in 2014.

On June 7, 2012, Aqua Pennsylvania reached a settlement agreement in its last rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provided for a reduction in current income tax expense as a result of the recognition of qualifying income tax benefits upon Aqua Pennsylvania changing its tax accounting method to permit the expensing of qualifying utility asset improvement costs that historically had been capitalized and depreciated for book and tax purposes.  In December 2012, Aqua Pennsylvania implemented this change which provides for the flow-through of income tax benefits that resulted in a substantial reduction in income tax expense and greater net income and cash flow.  As a result, Aqua Pennsylvania was able to suspend its water Distribution System Improvement Charges in 2013 and lengthen the amount of time until the next Aqua Pennsylvania rate case is filed.  During 2016, 2015, and 2014, the income tax accounting change resulted in income tax benefits of $78,530, $72,944, and $69,048 that reduced the Company’ current income tax expense and increased net income.  The Company recognized a tax deduction on its 2012 Federal tax return of $380,000 for qualifying capital expenditures made prior to 2012, and based on the settlement agreement, beginning in 2013, the Company began to amortize 1/10th of these expenditures, or $38,000 annually, which reduced income tax expense and increased the Company’s net income by $16,734, which is included in the income tax benefits noted in the previous sentence.  In accordance with the settlement agreement, this amortization is expected to reduce income tax expense during periods when qualifying parameters are met.  Aqua Pennsylvania expects to file an infrastructure investment surcharge in 2017 and expects to file a rate case in 2018, with resolution of the rate case expected in 2019.

Our operating subsidiaries received rate increases representing estimated annualized revenues of $3,589 in 2016 resulting from seven rate decisions, $3,347 in 2015 resulting from four rate decisions, and $9,886 in 2014 resulting from twelve rate decisions,.  Revenues from these increases realized in the year of grant were $1,801 in 2016, $2,887 in 2015, and $5,375 in 2014.  As of December 31, 2016, our operating subsidiaries have filed two rate requests, which are being reviewed by the state utility commissions, proposing an aggregate increase of $7,976 in annual revenues.  During 2017, we intend to file three additional rate requests proposing an aggregate of approximately $13,425 of increased annual revenues; the timing and extent to which our rate increase requests may be granted will vary by state.

Currently, Pennsylvania, Illinois, Ohio, Indiana, New Jersey, and North Carolina allow for the use of a surcharge for replacing and rehabilitating infrastructure systems.  The rate increases under this surcharge typically adjust periodically based on additional qualified capital expenditures completed or anticipated in a future period.  This surcharge is capped as a percentage of base rates, generally at 5% to 12.75% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  These surcharges provided revenues of $7,379 in 2016, $3,261 in 2015, and $4,598 in 2014.

Our Regulated segment also includes operating revenues of $10,357 in 2016, $10,746 in 2015, and $9,934 in 2014 associated with contract operations that are integrated into the regulated utility business and operations.  These amounts vary over time according to the level of activity associated with the utility contract operations.

In addition to the Regulated segment operating revenues, we recognized market-based revenues that are associated with Aqua Resources and Aqua Infrastructure of $20,091 in 2016, $34,909 in 2015, and $24,189 in 2014.  The decrease in revenues in 2016 is due to the disposition of business units within Aqua Resources.

Operations and Maintenance Expenses – Operations and maintenance expenses totaled $304,897 in 2016, $309,310 in 2015, and $288,556 in 2014.  Most elements of operating costs are subject to the effects of inflation and changes in the number of customers served.  Several elements are subject to the effects of changes in water consumption, weather, and the degree of water treatment required due to variations in the quality of the raw water.  The principal elements of operating costs are labor and employee benefits, electricity, chemicals, transportation, maintenance expenses, insurance and claims costs, and costs to comply with environmental regulations.  Electricity and chemical expenses vary in relationship to water consumption, raw water quality, and price changes.  Maintenance expenses are sensitive to extremely cold weather, which can cause water mains to rupture, resulting in additional costs to repair the affected main.

Operations and maintenance expenses decreased in 2016 as compared to 2015 by $4,413 or 1.4%, primarily due to:

•	decreases in market-based activities expenses of $10,393;
•	a decrease in water production costs of $3,156;
•

the effects of the recognition in 2015 of leadership transition expenses of $2,510, the recording of a reserve of $1,862 for water rights held for future use, and the recording of a legal contingency reserve of $1,580;

•	the reversal of a reserve for a legal contingency of $1,580;
•	offset by an increase in postretirement benefits of $5,554; and
•	additional operating costs associated with acquisitions of $4,538.

Operations and maintenance expenses increased in 2015 as compared to 2014 by $20,754 or 7.2%, primarily due to:

•	additional operating costs associated with acquisitions, consisting of market-based activities of $8,313 and utility systems of $6,823;
•	an increase in water productions costs of $3,401;
•	leadership transition expenses of $2,510;
•	the recording of a reserve of $1,862 for water rights held for future use;
•	the recording of a legal contingency reserve of $1,580;
•	the effect of the favorable recognition of a regulatory asset in 2014 of $1,575;
•	an increase in legal fees of $1,420; and
•	offset by a decrease in postretirement benefits expense of $4,447.

The increase in water production costs of $3,401 was impacted by an increase in energy costs resulting from the extreme cold temperatures experienced in many of our service territories in the first quarter of 2015.

Depreciation and Amortization Expenses – Depreciation expense was $130,987 in 2016, $125,290 in 2015, and $123,054 in 2014, and has increased principally as a result of the significant capital expenditures made to expand and improve our utility facilities, and our acquisitions of new utility systems.  The increase for 2015 was impacted by the absence of a credit recognized in 2014 for the effect of decreased depreciation rates implemented in our Texas operating subsidiary, offset by a decrease in depreciation rates, implemented in 2015, for Aqua Pennsylvania.

Amortization expense was $2,021 in 2016, $3,447 in 2015, and $3,481 in 2014, and has decreased primarily due to the completion of the recovery of our costs associated with various rate filings.  Expenses associated with filing rate cases are deferred and amortized over periods that generally range from one to three years.

Taxes Other than Income Taxes – Taxes other than income taxes totaled $56,385 in 2016, $55,057 in 2015, and $50,453 in 2014.  The increase in 2016 was primarily due to an increase of $578 for pumping fees in Texas due to higher water production, a rate increase, and the addition of two water systems, and an increase in gross receipts, excise and franchise taxes of $502.  The increase in 2015 was primarily due to an increase in property taxes of $2,412 largely due to the effect of a non-recurring credit realized in 2014 that resulted in a reduction in property taxes for our Ohio operating subsidiary.

Interest Expense, net – Net interest expense was $80,594 in 2016, $76,536 in 2015, and $76,397 in 2014.  Interest income of $217 in 2016, $272 in 2015, and $316 in 2014 was netted against interest expense.  Net interest expense increased in 2016 due to an increase in average short-term borrowings of $9,808 at higher short-term interest rates and an increase in average outstanding fixed rate long-term debt of $98,006 partially offset by a decline in long-term interest rates.  Net interest expense increased in 2015 due to an increase in average short-term borrowings of $13,977 and an increase in average outstanding fixed rate long-term debt of $91,785, partially offset by a decline in long-term interest rates.  Interest income decreased in 2015 due to lower investment rates.  The weighted average cost of fixed rate long-term debt was 4.26% at December 31, 2016, 4.57% at December 31, 2015, and 4.85% at December 31, 2014.  The weighted average cost of fixed and variable rate long-term debt was 4.23% at December 31, 2016, 4.44% at December 31, 2015, and 4.65% at December 31, 2014.

Allowance for Funds Used During Construction – The allowance for funds used during construction (“AFUDC”) was $8,815 in 2016, $6,219 in 2015, and $5,134 in 2014, and varies as a result of changes in the average balance of utility plant construction work in progress, to which AFUDC is applied, changes in the AFUDC rate which is based predominantly on short-term interest rates, changes in the balance of short-debt, changes in the amount of AFUDC related to equity, and changes in the average balance of the proceeds held from tax-exempt bond issuances that are restricted to funding specific capital projects.  The increase in 2016 and 2015 is primarily due to an increase in the AFUDC rate as a result of an increase in the amount of AFUDC related to equity and in 2016 and 2015 an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.  The amount of AFUDC related to equity was $6,561 in 2016, $4,621 in 2015, and $3,640 in 2014.

(Gain) Loss on Sale of Other Assets – (Gain) loss on sale of other assets totaled $(378) in 2016, $(468) in 2015, and $4 in 2014, and consists of the sales of property, plant and equipment and marketable securities.

Gain on Extinguishment of Debt – The gain on extinguishment of debt of $678 in 2015 results from the recognition of the unamortized issuance premium for the early redemption of $95,985 of tax-exempt bonds at 5.00% that were originally maturing between 2035 and 2038.

Equity (Earnings) Loss in Joint Venture – Equity (earnings) loss in joint venture totaled $(976) in 2016, $35,177 in 2015, and $3,989 in 2014.  The equity earnings in 2016 resulted from the recognition of a connection fee earned by the joint venture in 2016 for which our share was $1,831 and a reduction in depreciation expense resulting from the noncash impairment charge recognized by the joint venture on its long-lived assets in 2015.  The increase in equity loss in joint venture in 2015 of $31,188 is primarily due to a noncash impairment charge recognized by the joint venture on its long-lived assets for which our share was $32,975, partially offset by a decrease in depreciation expense resulting from the 2015 increase in depreciable life for the joint venture’s pipeline assets.  The impairment charge was recognized in the fourth quarter of 2015 as a result of a determination that the long-lived assets, primarily consisting of a pipeline and pump station, had become impaired due to a marked decline in natural gas prices in 2015, and in particular a further decline in the fourth quarter of 2015, a distinguishable reduction in the volume of water sales by the joint venture which led to a lowered forecast in the fourth quarter of 2015 on future water sales volumes by the joint venture, as well as changes in the natural gas industry and market conditions.  These market conditions were largely associated with natural gas prices, which sharply declined in the fourth quarter and this downturn no longer appeared to be temporary and instead may be a long-term condition.

Income Taxes – Our effective income tax rate was 8.2% in 2016, 6.9% in 2015, and 10.5% in 2014.  The effective income tax rate for 2016, 2015, and 2014 was affected by the 2012 income tax accounting change for qualifying utility asset improvements at Aqua Pennsylvania which resulted in a $78,530, $72,944, and $69,048 net reduction to the Company’s 2016, 2015, and 2014 Federal and state income tax expense, respectively.  As of December 31, 2016, the Company has an unrecognized tax benefit related to the Company’s change in its tax accounting method for qualifying utility asset improvement costs, of which $20,674 of these tax benefits would further reduce the Company’s effective income tax rate in the event the Company does sustain all, or a portion, of its tax position in the period this information is determined.

Summary –

	Years ended December 31,
	2016	2015	2014
Operating income	$325,585	$321,100	$314,359

Income from continuing operations	$234,182	$201,790	$213,884
Income from discontinued operations	-	-	19,355
Net income	$234,182	$201,790	$233,239

Diluted income from continuing operations per share	$1.32	$1.14	$1.20
Diluted income from discontinued operations per share	-	-	0.11
Diluted net income per share	1.32	1.14	1.31

The changes in the per share income from continuing operations in 2016 and 2015 over the previous years were due to the aforementioned changes.

Although we have experienced increased income in the recent past, continued adequate rate increases reflecting increased operating costs and new capital investments, as well as a continuation of income tax benefits related to eligible utility asset improvement costs are important to the future realization of improved profitability.

Fourth Quarter Results – The following table provides our fourth quarter results:

	Three Months Ended December 31,
	2016	2015
Operating revenues	$196,799	$197,067

Operations and maintenance	77,550	77,856
Depreciation	33,342	31,760
Amortization	654	858
Taxes other than income taxes	13,291	11,978
	124,837	122,452

Operating income	71,962	74,615
Other expense (income):
Interest expense, net	20,458	19,732
Allowance for funds used during construction	(2,369)	(2,289)
Loss (gain) on sale of other assets	12	(130)
Gain on extinguishment of debt	-	(678)
Equity loss in joint venture	167	33,681
Income before income taxes	53,694	24,299
Provision for income taxes	4,045	(4,135)
Net income	$49,649	$28,434

The decrease in operating revenues of $268 was primarily due to a decrease in market-based activities revenue of $4,945 due to dispositions, offset by an increase in customer water consumption, additional revenues of $1,235 associated with a larger customer base due to utility acquisitions, and an increase in water and wastewater rates of $1,124.

The decrease in operations and maintenance expense of $306 is due primarily to a decrease in market-based activities expenses of $4,169, and a decrease in the Company’s self-insured employee medical benefit program expense of $1,229, partially offset by an increase in postretirement benefits expense of $1,533, and additional operating costs associated with acquisitions of $500.

Depreciation expense increased by $1,582 primarily due to the utility plant placed in service since December 31, 2015.

The increase in other taxes of $1,313 is primarily due to an increase in property taxes of $900.

Interest expense increased by $726 due to an increase in the average outstanding debt balance.

The gain on extinguishment of debt recognized in 2015 is due to the recognition of the unamortized premium associated with the early redemption of long-term debt.

The decrease in equity loss in joint venture of $33,514 is primarily due to the effect of the noncash impairment charge recognized in 2015 by the joint venture (discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Cash Flow and Capital Expenditures – Joint Venture”) for which our share was $32,975.

The provision for income taxes increased by $8,180 primarily as a result of the change in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flow and Capital Expenditures

Net operating cash flows from continuing operations, dividends paid on common stock, capital expenditures used in continuing operations, including allowances for funds used during construction, and expenditures for acquiring water and wastewater systems for our continuing operations for the five years ended December 31, 2016 were as follows:

	Net Operating Cash Flows	Dividends	Capital Expenditures	Acquisitions
2012	375,823	93,423	347,098	121,248
2013	365,409	102,889	307,908	14,997
2014	364,888	112,106	328,605	14,616
2015	370,794	121,248	364,689	28,989
2016	395,788	130,923	382,996	9,423
	$1,872,702	$560,589	$1,731,296	$189,273

Included in capital expenditures for the five-year period are: expenditures for the rehabilitation of existing water and wastewater systems, the expansion of our water and wastewater systems, modernization and replacement of existing treatment facilities, water meters, office facilities, information technology, vehicles, and equipment.  During this five-year period, we received $31,166 of customer advances and contributions in aid of construction to finance new water mains and related facilities that are not included in the capital expenditures presented in the above table.  In addition, during this period, we have made repayments of debt of $914,684, and have refunded $22,029 of customers’ advances for construction.  Dividends increased during the past five years as a result of annual increases in the dividends declared and paid and increases in the number of shares outstanding.

Our planned 2017 capital program, exclusive of the costs of new mains financed by advances and contributions in aid of construction, is estimated to be more than $450,000 in infrastructure improvements for the communities we serve.  The 2017 capital program is expected to include $206,900 for infrastructure rehabilitation surcharge qualified projects, of which $175,800 is for Aqua Pennsylvania.  On January 1, 2013, Aqua Pennsylvania reset its water infrastructure rehabilitation surcharge to zero resulting from the change in its tax method of accounting for qualifying utility asset improvements as described below.  Although we were not eligible to use an infrastructure rehabilitation surcharge with our Aqua Pennsylvania water customers since 2012, we were able to use the income tax savings derived from the qualifying utility asset improvements to continue to maintain a similar capital investment program as 2012.  Our planned 2017 capital program in Pennsylvania is estimated to be approximately $304,000 a portion of which is expected to be eligible as a deduction for qualifying utility asset improvements for Federal income tax purposes.  Our overall 2017 capital program, along with $150,671 of debt repayments, and $200,395 of other contractual cash obligations, as reported in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations”, has been, or is expected to be, financed through internally-generated funds, our revolving credit facilities, and the issuance of long-term debt.

Future utility construction in the period 2018 through 2019, including recurring programs, such as the ongoing replacement or rehabilitation of water meters, water mains, water treatment plant upgrades, storage facility renovations, and additional transmission mains to meet customer demands, exclusive of the costs of new mains financed by advances and contributions in aid of construction, is estimated to require aggregate expenditures of approximately $826,000.  We anticipate that less than one-half of these expenditures will require external financing.  We expect to refinance $193,532 of long-term debt during this period as they become due with new issues of long-term debt, internally-generated funds, and our revolving credit facilities.  The estimates discussed above do not include any amounts for possible future acquisitions of water and wastewater systems or the financing necessary to support them.

Our primary sources of liquidity are cash flows from operations (including the allowed deferral of Federal income tax payments), borrowings under various short-term lines of credit and other credit facilities, and customer advances and contributions in aid of construction.  Our cash flow from operations, or internally-generated funds, is impacted by the timing of rate relief, water consumption, and changes in Federal tax laws with respect to accelerated tax depreciation or deductions for utility construction projects.  We fund our capital and typical acquisitions through internally-generated funds, supplemented by short-term lines of credit.  Over time, we partially repay or pay-down our short-term lines of credit with long-term debt.  The ability to finance our future construction programs, as well as our acquisition activities, depends on our ability to attract the necessary external financing and maintain internally-generated funds.  Rate orders permitting compensatory rates of return on invested capital and timely rate adjustments will be required by our operating subsidiaries to achieve an adequate level of earnings and cash flow to enable them to secure the capital they will need to operate and to maintain satisfactory debt coverage ratios.

On June 7, 2012, Aqua Pennsylvania reached a settlement agreement in its rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provided for a reduction in current income tax expense as a result of the recognition of qualifying income tax benefits upon Aqua Pennsylvania changing its tax accounting method to permit the expensing of qualifying utility asset improvement costs that have historically been capitalized and depreciated for book and tax purposes.  In December 2012, Aqua Pennsylvania implemented this change, which resulted in a substantial reduction in income tax expense and greater net income and cash flow, and as a result allowed Aqua Pennsylvania to suspend its water Distribution System Improvement Charges in 2013 and lengthen the amount of time until the next Aqua Pennsylvania rate case is filed.  As a result of the Pennsylvania rate order, income tax benefits reduced the Company’s current income tax expense and increased net income by $69,048 in 2014, $72,944 in 2015, and $78,530 in 2016.  The Company recognized a tax deduction on its 2012 Federal tax return of $380,000 for qualifying capital expenditures made prior to 2012, and based on the settlement agreement, beginning in 2013, the Company began to amortize 1/10th of these expenditures or $38,000 annually, which reduced income tax expense and increased the Company’s net income by $16,734.  In accordance with the settlement agreement, this amortization is expected to reduce income tax expense during periods when qualifying parameters are met.  During 2013, our Ohio and North Carolina operating divisions implemented this change in tax accounting method.  These divisions currently do not employ a method of accounting that provides for a reduction in current income taxes as a result of the recognition of income tax benefits, and as such the change in the Company’s tax method of accounting in these operating divisions has no impact on our effective income tax rate.

The deduction for qualifying utility asset improvements is anticipated to continue in 2017 and beyond.  Our 2017 earnings will be impacted by the following factors in Aqua Pennsylvania:  the deduction for qualifying utility asset improvements in 2017 is expected to reduce current income tax expense and the ten year amortization of the qualifying capital expenditures made prior to 2012 is also expected to reduce current income tax expense; offset by the effect of regulatory lag.

Acquisitions

During the past five years, we have expended cash of $189,273 and issued 439,943 shares of common stock, valued at $12,845 at the time of acquisition, related to the acquisition of utility systems, both water and wastewater utilities, as well as investments in supplying raw water to the natural gas drilling industry.

In January 2016, we acquired the water and wastewater utility system assets of Superior Water Company, Inc., which provided public water service to approximately 3,900 customers in portions of Berks, Chester, and Montgomery counties in Pennsylvania.  The total purchase price for the utility system was $16,750, which consisted of the issuance of 439,943 shares of the Company’s common stock and $3,905 in cash.  Additionally, during 2016, we completed 18 acquisitions of water and wastewater utility systems for $5,518 in cash in eight of the states in which we operate in.

In April 2015, we acquired the water and wastewater utility system assets of North Maine Utilities, located in the Village of Glenview, Illinois.  The total purchase price consisted of $23,079 in cash.  Additionally, during 2015, we completed 14 acquisitions of water and wastewater utility systems for $5,210 in cash in six of the states in which we operate.

During 2014, we completed 16 acquisitions of water and wastewater utility systems for $10,530 in cash in seven of the states in which we operate.  Further, in 2014, we acquired two market-based businesses that specialized in inspecting, cleaning and repairing storm and sanitary sewer lines, as well as providing water distribution system services and training to waterworks operators.  The total purchase price in aggregate was $4,810 and both these businesses were subsequently sold in November 2016 and January 2017.

During 2013, we completed 15 acquisitions of water and wastewater utility systems for $14,997 in cash in four of the states in which we operate.

As part of the Company’s growth-through-acquisition strategy, in July 2011, the Company entered into a definitive agreement with American Water to purchase all of the stock of the subsidiary that held American Water’s regulated water and wastewater operations in Ohio.  American Water’s Ohio operations served approximately 59,000 customers.  On May 1, 2012, the Company completed its acquisition of American Water’s water and wastewater operations in Ohio.  The total purchase price at closing consisted of $102,154 in cash plus specific assumed liabilities, including debt of $14,281, as adjusted pursuant to the purchase agreement based on book value at closing.  The transaction has been accounted for as a business combination.  The Ohio acquisition was financed primarily from the proceeds from the January 1, 2012 sale of our Maine subsidiary, the May 1, 2012 sale of our New York subsidiary, and by the issuance of long-term and/or short-term debt.  In addition to our Ohio acquisition, during 2012, we completed 16 acquisitions of water and wastewater utility systems for $19,094 in cash in six of the states in which we operate.  We included the operating results of these acquisitions in our consolidated financial statements beginning on the respective acquisition dates.

We continue to pursue the acquisition of water and wastewater utility systems, and explore other utility acquisitions that may be in a new state.  Our typical acquisitions are expected to be financed with short-term debt with subsequent repayment from the proceeds of long-term debt, retained earnings, or equity issuances.

Joint Venture

In September 2011, one of our subsidiaries entered into a joint venture with a firm that operates natural gas pipelines and processing plants for the construction and operation of a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale in north-central Pennsylvania (the “Joint Venture”).  We own 49% of the Joint Venture.  The initial 18-mile pipeline commenced operations in 2012.  The initial pipeline system was expanded for an additional 38 miles with a permitted intake on the Susquehanna River, which extended the pipeline to additional drillers.  The total cost of this pipeline was $109,000.    The Joint Venture has entered into water supply contracts with natural gas drilling companies.  As of December 31, 2016, our capital contributions since inception totaled $53,643 in cash.  This investment has been financed through the issuance of long-term debt.   Our 49% investment in the Joint Venture is as an unconsolidated affiliate and is accounted for under the equity method of accounting.  Our investment is carried at cost, including capital contributions or distributions and our equity in earnings and losses since the commencement of the system’s operations.  In the fourth quarter of 2015 an impairment charge was recognized by the joint venture on its long-lived assets, of which the Company’s share totaled $32,975 ($21,433 after-tax), representing our share of the noncash impairment charge as further described in Note 1 – Summary of Significant Accounting Policies – Investment in Joint Venture in this Annual Report.

Dispositions

We routinely review and evaluate areas of our business and operating divisions and, over time, may sell utility systems or portions of systems.  In 2016, the Company sold two business units within Aqua Resources, which resulted in total proceeds of $4,459, and recognized a net loss of $543.  In 2013 and 2012, in accordance with our strategy to focus our resources on states where we have critical mass to improve our economies of scale and expect future economic growth, we sold water and wastewater systems in the following states:  Florida, New York, and Maine.  With respect to the sale of our systems in New York and the sale of our systems in Missouri to American Water, we acquired additional utility systems from American Water in Ohio and in Texas.  Additionally, in March, 2014, we completed the sale of our wastewater treatment facility in Georgia.

In December 2014, we completed the sale of our water utility system in southwest Allen County Indiana to the City of Fort Wayne, Indiana for $67,011, which is comprised of $50,100 in addition to $16,911 the city initially paid the Company towards its water and wastewater system assets in the northern part of Fort Wayne in 2008.  We recognized a gain on sale of $29,210 ($17,611 after-tax) in the fourth quarter of 2014.  In addition, as a result of this transaction, Aqua Indiana will expand its sewer customer base by accepting new wastewater flows from the City.  Refer to Note 3 – Discontinued Operations and Other Disposition in this Annual Report for further information on this sale.

In March, April, and December 2013, through five separate sales transactions, we completed the sale of our water and wastewater utility systems in Florida, which concluded our regulated operations in Florida.  The Company received total net proceeds from these sales of $88,934, and recognized a gain on sale of $21,178 ($13,766 after-tax).

In June 2013, the Company sold a water and wastewater utility system in Texas for net proceeds of $3,400.  The sale resulted in the recognition of a gain on sale of these assets, net of expenses, of $1,025 ($615 after-tax).  The utility system represented approximately 0.04% of the Company’s total assets.

In July 2011, the Company entered into a definitive agreement with American Water to sell its operations in New York for its book value at closing plus specific assumed liabilities, including debt of approximately $23,000.  On May 1, 2012, the Company completed the sale for net proceeds of $36,688 in cash as adjusted pursuant to the sale agreement based on book value at closing.  The Company’s New York operations served approximately 51,000 customers.  The sale of our New York operations concluded our regulated operations in New York.  The proceeds were used to finance a portion of our acquisition of American Water’s Ohio subsidiary, pay-down a portion of our short-term debt, and other general corporate purposes.

In July 2011, the Company entered into a definitive agreement with Connecticut Water Service, Inc. to sell its operations in Maine, which served approximately 16,000 customers, for cash at closing plus specific assumed liabilities, including debt of $17,364.  On January 1, 2012, we completed the sale for net proceeds of $36,870, and recognized a gain on sale of $17,699 ($10,821 after-tax).  The sale of our Maine operations concluded our regulated operations in Maine.  The proceeds were used to finance a portion of our acquisition of American Water’s Ohio subsidiary, pay-down a portion of our short-term debt, and other general corporate purposes.

Despite these transactions, one of our primary strategies continues to be to acquire additional utility systems, to maintain our existing systems where there is a strategic business benefit, and to actively oppose unilateral efforts by municipal governments to acquire any of our operations.

Sources of Capital

Since net operating cash flow plus advances and contributions in aid of construction have not been sufficient to fully fund cash requirements, we issued $1,335,239 of long-term debt and obtained other short-term borrowings during the past five years.  At December 31, 2016, we have a $250,000 long-term revolving credit facility that expires in February 2021, of which $17,561 was designated for letter of credit usage, $207,439 was available for borrowing and $25,000 of borrowings were outstanding at December 31, 2016.  In addition, we have short-term lines of credit of $135,500, of which $128,965 was available as of December 31, 2016.  These short-term lines of credit are subject to renewal on an annual basis.  Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

Our consolidated balance sheet historically has had a negative working capital position, whereby routinely our current liabilities exceed our current assets.  Management believes that internally-generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements for at least the next twelve months.

Our loan and debt agreements require us to comply with certain financial covenants, which among other things, subject to specific exceptions, limit the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense.  During 2016, we were in compliance with our debt covenants under our credit facilities.  Failure to comply with our debt covenants could result in an event of default, which could result in us being required to repay or finance our borrowings before their due date, possibly limiting our future borrowings, and increasing our borrowing costs.

The Company has a universal shelf registration statement, which was filed with the Securities and Exchange Commission, (“SEC”) on February 27, 2015, which allows for the potential future offer and sale by us, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities, and other securities specified therein at indeterminate prices.  The Company’s Board of Directors has authorized the Company to issue up to $500,000 of our common stock, preferred stock, debt securities, and other securities specified therein under this universal shelf registration statement.  The Company has not issued any securities to date under this universal shelf registration statement.

In addition, we have a shelf registration statement, which was filed with the SEC on February 27, 2015, to permit the offering from time to time of an aggregate of $500,000 of our common stock and shares of preferred stock in connection with acquisitions.  During 2016, we issued 439,943 shares of common stock totaling $12,845 to acquire a water system.  The balance remaining available for use under the acquisition shelf registration as of December 31, 2016 is $487,155.

We will determine the form and terms of any securities issued under the universal shelf registration statement and the acquisition shelf registration statement at the time of issuance.

We offer a Dividend Reinvestment and Direct Stock Purchase Plan (the “Plan”) that provides a convenient and economical way to purchase shares of the Company.  Under the direct stock purchase portion of the Plan, shares are issued throughout the year.  The dividend reinvestment portion of the Plan offers a five percent discount on the purchase of shares of common stock with reinvested dividends.  As of the December 2016 dividend payment, holders of 10.7% of the common shares outstanding participated in the dividend reinvestment portion of the Plan.  The shares issued under the Plan are either original issue shares or shares purchased by the Company’s transfer agent in the open-market.  During the past five years, we have sold 1,218,407 original issue shares of common stock for net proceeds of $25,093 through the dividend reinvestment portion of the Plan, and we used the proceeds to invest in our operating subsidiaries, to repay short-term debt, and for general corporate purposes.  In 2016, 2015, and 2014, 484,645, 535,439, and 558,317 shares of common stock were purchased under the dividend reinvestment portion of the Plan by the Company’s transfer agent in the open-market for $14,916, $14,380, and $14,148, respectively.

The Company’s Board of Directors has authorized us to repurchase our common stock, from time to time, in the open market or through privately negotiated transactions.  In 2014, we repurchased 560,000 shares of our common stock in the open market for $13,280.  In December 2014, the Company’s Board of Directors authorized a share buyback program of up to 1,000,000 shares to minimize share dilution through timely and orderly share repurchases.  In December 2015, the Company’s Board of Directors added 400,000 shares to this program.  In 2016, we did not repurchase any shares of our common stock in the open market under this program.  In 2015, we repurchased 805,000 shares of our common stock in the open market for $20,502.  This program expired on December 31, 2016.

Off-Balance Sheet Financing Arrangements

We do not engage in any off-balance sheet financing arrangements.  We do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2016:

		Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$1,910,633	$150,671	$193,532	$111,263	$1,455,167
Interest on fixed-rate, long-term debt (1)	1,392,112	80,878	149,103	132,477	1,029,654
Operating leases (2)	20,610	1,713	2,922	2,460	13,515
Unconditional purchase obligations (3)	38,964	7,658	9,693	8,026	13,587
Other purchase obligations (4)	72,572	72,572	-	-	-
Pension plan obligation (5)	15,421	15,421	-	-	-
Other obligations (6)	33,880	22,153	2,201	2,199	7,327
Total	$3,484,192	$351,066	$357,451	$256,425	$2,519,250

(1)	Represents interest payable on fixed rate, long-term debt. Amounts reported may differ from actual due to future refinancing of debt.

(2)	Represents operating leases that are noncancelable, before expiration, for the lease of motor vehicles, buildings, land and other equipment.

(3)

Represents our commitment to purchase minimum quantities of water as stipulated in agreements with other water purveyors.  We use purchased water to supplement our water supply, particularly during periods of peak customer demand.  Our actual purchases may exceed the minimum required levels.

(4)	Represents an approximation of the open purchase orders for goods and services purchased in the ordinary course of business.

(5)	Represents contributions to be made to pension plan.

(6)	Represents expenditures estimated to be required under legal and binding contractual obligations.

In addition to these obligations, we pay refunds on customers’ advances for construction over a specific period of time based on operating revenues related to developer-installed water mains or as new customers are connected to and take service from such mains.  After all refunds are paid, any remaining balance is transferred to contributions in aid of construction.  The refund amounts are not included in the above table because the refund amounts and timing are dependent upon several variables, including new customer connections, customer consumption levels and future rate increases, which cannot be accurately estimated.  Portions of these refund amounts are payable annually through 2026 and amounts not paid by the contract expiration dates become non-refundable.

In addition to the obligations disclosed in the contractual obligations table above, we have uncertain tax positions of $28,099.  Although we believe our tax positions comply with applicable law, we have made judgments as to the sustainability of each uncertain tax position based on its technical merits.  Due to the uncertainty of future cash outflows, if any, associated with our uncertain tax positions, we are unable to make a reasonable estimate of the timing or amounts that may be paid.  See Note 7 – Income Taxes in this Annual Report for further information on our uncertain tax positions.

We will fund these contractual obligations with cash flows from operations and liquidity sources held by or available to us.

The Company is routinely involved in legal matters, including both asserted and unasserted legal claims, during the ordinary course of business.  See Note 9 – Commitments and Contingencies in this Annual Report for a discussion of the Company’s legal matters.  It is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such litigation.  Also, unanticipated changes in circumstances and/or revisions to the assessed probability of the outcomes of legal matters could result in expenses being incurred in future periods as well as an increase in actual cash required to resolve the legal matter.

Capitalization

The following table summarizes our capitalization during the past five years:

December 31,	2016	2015	2014	2013	2012
Long-term debt (1)	50.8%	50.8%	49.4%	50.3%	53.4%
Aqua America stockholders' equity	49.2%	49.2%	50.6%	49.7%	46.6%
	100.0%	100.0%	100.0%	100.0%	100.0%

(1)

Includes current portion, as well as our borrowings under a variable rate revolving credit agreement of $25,000 at December 31, 2016, $60,000 at December 31, 2015, $72,000 at December 31, 2014, $0 at December 31, 2013, and $100,000 at December 31, 2012.

Over the past five years, the changes in the capitalization ratios primarily resulted from the issuance of common stock, the issuance of debt to finance our acquisitions and capital program, growth in net income, and the declaration of dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial condition and results of operations are impacted by the methods, assumptions, and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to our financial condition or results of operations, and require estimates or other judgments of matters of uncertainty.  Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the financial statements.  We believe our most critical accounting policies include revenue recognition, the use of regulatory assets and liabilities, the valuation of our long-lived assets, which consist primarily of utility plant in service, regulatory assets, and goodwill, our accounting for post-retirement benefits, and our accounting for income taxes.  We have discussed the selection and development of our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Revenue Recognition  ─ Our utility revenues recognized in an accounting period include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the last billing to the end of the accounting period.  The estimated usage is based on our judgment and assumptions; our actual results could differ from these estimates, which would result in operating revenues being adjusted in the period that the revision to our estimates is determined.

In Virginia, we commence the billing of our utility customers, under new rates, upon authorization from the respective utility commission and before the final commission rate order is issued.  The revenue recognized reflects an estimate based on our judgment of the final outcome of the commission’s ruling.  We monitor the applicable facts and circumstances regularly, and revise the estimate as required.  The revenue billed and collected prior to the final ruling is subject to refund based on the commission’s final ruling.

Regulatory Assets and Liabilities ─ We defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits were incurred.  These deferred amounts, both assets and liabilities, are then recognized in the income statement in the same period that they are reflected in our rates charged for water or wastewater service.  In the event that our assessment as to the probability of the inclusion in the rate-making process is incorrect, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or change in regulatory approval.

Valuation of Long-Lived Assets, Goodwill and Intangible Assets ─ We review our long-lived assets for impairment, including utility plant in service and investment in joint venture.  We also review regulatory assets for the continued application of the Financial Accounting Standards Board’s (“FASB”) accounting guidance for regulated operations.  Our review determines whether there have been changes in circumstances or events, such as regulatory disallowances, or abandonments, that have occurred that require adjustments to the carrying value of these assets.  Adjustments to the carrying value of these assets would be made in instances where their inclusion in the rate-making process is unlikely.  For utility plant in service, we would recognize an impairment loss for any amount disallowed by the respective utility commission.  For our equity method investment in joint venture, the Company evaluates whether it has experienced a decline in the value of its investment that is other than temporary in nature.  We would recognize an impairment loss if the fair value of our investment is less than the carrying amount of the investment, and the decline in value is considered other than temporary.  Additionally, the Company would recognize its share of an impairment loss if the joint venture determines that the carrying amount of the joint venture’s assets exceeds the sum of the joint venture’s undiscounted estimated cash flows.

Our long-lived assets, which consist primarily of utility plant in service, regulatory assets and investment in joint venture, are reviewed for impairment when changes in circumstances or events occur.  These circumstances or events could include a decline in the market value or physical condition of a long-lived asset, an adverse change in the manner in which long-lived assets are used or planned to be used, a change in historical trends, operating cash flows associated with the long-lived assets, changes in macroeconomic conditions, industry and market conditions, or overall financial performance.  When these circumstances or events occur, we determine whether it is more likely than not that the fair value of those assets is less than their carrying amount.  If we determine that it is more likely than not (that is, the likelihood of more than 50 percent), we would recognize an impairment charge if it is determined that the carrying amount of an asset exceeds the sum of the undiscounted estimated cash flows.  In this circumstance, we would recognize an impairment charge equal to the difference between the carrying amount and the fair value of the asset.  Fair value is estimated to be the present value of future net cash flows associated with the asset, discounted using a discount rate commensurate with the risk and remaining life of the asset. This assessment requires significant management judgment and estimates that are based on budgets, general strategic business plans, historical trends and other data and relevant factors.  These estimates include significant inherent uncertainties, since they involve forecasting future events.  If changes in circumstances or events occur, or estimates and assumptions that were used in this review are changed, we may be required to record an impairment charge on our long-lived assets.

We have an investment in a joint venture, for which we own 49%, and use the equity method of accounting to account for this joint venture.  The joint venture operates a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale in north central Pennsylvania.  In the fourth quarter of 2015, the joint venture recognized an impairment charge on its long-lived assets, of which the Company’s share totaled $32,975 ($21,433 after-tax), representing our share of the noncash impairment charge.  Refer to Note 1 – Summary of Significant Accounting Policies – Property, Plant and Equipment and Depreciation, and Investment in Joint Venture in this Annual Report for additional information regarding the review of long-lived assets for impairment.  See also Consolidated Results – Equity (Earnings) Loss in Joint Venture above in this Annual Report.

We test the goodwill attributable for each of our reporting units for impairment at least annually on July 31, or more often, if circumstances indicate a possible impairment may exist.  When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and entity specific events, for some or all of our reporting units to determine whether it’s more likely than not that the fair value of a reporting unit is less than its carrying amount.  Alternatively, we may bypass this qualitative assessment for some of our reporting units and perform a quantitative goodwill impairment test by determining the fair value of a reporting unit based on a discounted cash flow analysis.  If we perform a quantitative test and determine that the fair value of a reporting unit is less than its carrying amount, we would determine the reporting unit’s implied fair value of its goodwill and compare it with the carrying amount of its goodwill to measure such impairment.  The assessment requires significant management judgment and estimates that are based on budgets, general strategic business plans, historical trends and other data and relevant factors.  If changes in circumstances or events occur, or estimates and assumptions that were used in our impairment test change, we may be required to record an impairment charge for goodwill.  Refer to Note 1 – Summary of Significant Accounting Policies – Goodwill in this Annual Report for information regarding the results of our annual impairment test.

Accounting for Post-Retirement Benefits ─ We maintain a qualified defined benefit pension plan and plans that provide for post-retirement benefits other than pensions.  Accounting for pension and other post-retirement benefits requires an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by our employees, mortality, turnover and medical costs.  Each assumption is reviewed annually with assistance from our actuarial consultant, who provides guidance in establishing the assumptions.  The assumptions are selected to represent the average expected experience over time and may differ in any one year from actual experience due to changes in capital markets and the overall economy.  These differences will impact the amount of pension and other post-retirement benefits expense that we recognize.

Our discount rate assumption, which is used to calculate the present value of the projected benefit payments of our post-retirement benefits, was determined by selecting a hypothetical portfolio of high quality corporate bonds appropriate to match the projected benefit payments of the plans.  The selected bond portfolio was derived from a universe of Aa-graded corporate bonds, all of which were noncallable (or callable with make-whole provisions), and have at least $50,000 in outstanding value.  The discount rate was then developed as the rate that equates the market value of the bonds purchased to the discounted value of the projected benefit payments of the plans.  A decrease in the discount rate would increase our post-retirement benefits expense and benefit obligation.  After reviewing the hypothetical portfolio of bonds, we selected a discount rate of 4.13% for our pension plan and 4.25% for our other post-retirement benefit plans as of December 31, 2016, which represent a 35 basis-point decrease as compared to the discount rates selected at December 31, 2015, respectively.  Our post-retirement benefits expense under these plans is determined using the discount rate as of the beginning of the year, which was 4.48% for our pension plan and 4.60% for our other-postretirement benefit plans for 2016, and will be 4.13% for our pension plan and 4.25% for our other post-retirement benefit plans for 2017.

Our expected return on plan assets is determined by evaluating the asset class return expectations with our advisors as well as actual, long-term, historical results of our asset returns.  The Company’s market-related value of plan assets is equal to the fair value of the plans’ assets as of the last day of its fiscal year, and is a determinant for the expected return on plan assets, which is a component of post-retirement benefits expense.  The allocation of our plans’ assets impacts our expected return on plan assets.  The expected return on plan assets is based on a targeted allocation of 25% to 75% domestic equities, 0% to 10% international equities, 25% to 50% fixed income, 0% to 5% alternative investments, and 0% to 20% cash and cash equivalents.  Our post-retirement benefits expense increases as the expected return on plan assets decreases.  We believe that our actual long-term asset allocations on average will approximate our targeted allocations.  Our targeted allocations are driven by our investment strategy to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories.  For 2016, we used a 7.25% expected return on plan assets assumption which will decrease to 7.00% for 2017.

In October 2014, the Society of Actuaries issued an updated set of mortality tables and a mortality improvement scale.  The updated mortality tables extend the assumed life expectancy of participants in defined benefit plans, and the updated mortality improvement scale projects how mortality rates will improve into the future based on anticipated medical innovations and a reduction in unhealthy behaviors.  We considered the mortality data at the December 31, 2014 measurement of our post-retirement benefit obligations in relation to our plans’ participant population experience and adopted the updated mortality table and mortality improvement scale.  Because mortality is a key assumption in developing actuarial estimates, the impact of adopting the mortality data was, an increase in our post-retirement benefit obligation as of December 31, 2014 of $14,400 and an increase in our 2015 net periodic benefit costs of $2,500, of which approximately $900 had an impact on our 2015 post-retirement benefits expense, due to the regulatory treatment of our net periodic benefit costs.

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements.  In accordance with funding rules and our funding policy, during 2017 our pension contribution is expected to be $15,421.  Future years’ contributions will be subject to economic conditions, plan participant data and the funding rules in effect at such time as the funding calculations are performed, though we expect future changes in the amount of contributions and expense recognized to be generally included in customer rates.

Accounting for Income Taxes ─ We estimate the amount of income tax payable or refundable for the current year and the deferred income tax liabilities and assets that results from estimating temporary differences resulting from the treatment of specific items, such as depreciation, for tax and financial statement reporting.  Generally, these differences result in the recognition of a deferred tax asset or liability on our consolidated balance sheet and require us to make judgments regarding the probability of the ultimate tax impact of the various transactions we enter into.  Based on these judgments, we may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realization of future tax benefits.  Actual income taxes could vary from these estimates and changes in these estimates can increase income tax expense in the period that these changes in estimates occur.

Our determination of what qualifies as a capital cost versus a tax deduction, for qualifying utility asset improvements, as it relates to our income tax accounting method change beginning in 2012, is subject to subsequent adjustment as well as IRS audits, changes in income tax laws,  including regulations regarding tax-basis depreciation as it applies to our capital expenditures, or qualifying utility asset improvements, the expiration of a statute of limitations, or other unforeseen matters could impact the tax benefits that have already been recognized.  We establish reserves for uncertain tax positions based upon management’s judgment as to the sustainability of these positions.  These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits.  We believe our tax positions comply with applicable law and that we have adequately recorded reserves as required.  However, to the extent the final tax outcome of these matters is different than our estimates recorded, we would then need to adjust our tax reserves which could result in additional income tax expense or benefits in the period that this information is known.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

We describe the impact of recent accounting pronouncements in Note 1 – Summary of Significant Accounting Policies in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices.  The exposure to changes in interest rates is a result of financings through the issuance of fixed rate long-term debt.  Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates, and short-term debt, which is at floating interest rates.  As of December 31, 2016, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for long-term debt are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$150,671	$103,902	$89,630	$49,421	$36,842	$1,455,167	$1,885,633	$1,993,933
Variable rate	-	-	-	-	25,000	-	25,000	25,000
Total	$150,671	$103,902	$89,630	$49,421	$61,842	$1,455,167	$1,910,633	$2,018,933
Weighted average interest rate*	4.04%	4.25%	4.94%	5.07%	4.32%	4.30%

*Weighted average interest rate of 2021 long-term debt maturity is as follows:  fixed rate debt of 5.34% and variable rate debt of 2.79%.

From time to time, we make investments in marketable equity securities.  As a result, we are exposed to the risk of changes in equity prices for the “available-for-sale” marketable equity securities.  As of December 31, 2016, we have assets of, in thousands of dollars, $17,072 that are classified as “available-for-sale” securities to fund our deferred compensation plan liability.  The market risk of these assets is borne by the participants in the deferred compensation plan.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Aqua America, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of net income, of comprehensive income, of capitalization, of equity and of cash flows present fairly, in all material respects, the financial position of Aqua America, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2017

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

December 31, 2016 and 2015

	2016	2015
Assets
Property, plant and equipment, at cost	$6,509,117	$6,088,011
Less: accumulated depreciation	1,507,502	1,399,086
Net property, plant and equipment	5,001,615	4,688,925

Current assets:
Cash and cash equivalents	3,763	3,229
Accounts receivable and unbilled revenues, net	97,394	99,146
Inventory, materials and supplies	12,961	12,414
Prepayments and other current assets	12,804	11,802
Assets held for sale	1,728	1,779
Total current assets	128,650	128,370

Regulatory assets	948,647	830,118
Deferred charges and other assets, net	30,845	28,878
Investment in joint venture	7,026	7,716
Goodwill	42,208	33,866
Total assets	$6,158,991	$5,717,873
Liabilities and Equity
Aqua America stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 180,311,345 and 179,363,660 in 2016 and 2015	$90,155	$89,682
Capital in excess of par value	797,513	773,585
Retained earnings	1,032,844	930,061
Treasury stock, at cost, 2,916,969 and 2,819,569 shares in 2016 and 2015	(71,113)	(68,085)
Accumulated other comprehensive income	669	687
Total stockholders' equity	1,850,068	1,725,930

Long-term debt, excluding current portion	1,759,962	1,743,612
Less: debt issuance costs	22,357	23,165
Long-term debt, excluding current portion, net of debt issuance costs	1,737,605	1,720,447
Commitments and contingencies (See Note 9)	-	-

Current liabilities:
Current portion of long-term debt	150,671	35,593
Loans payable	6,535	16,721
Accounts payable	59,872	56,452
Accrued interest	18,367	12,651
Accrued taxes	25,607	21,887
Other accrued liabilities	40,484	49,895
Total current liabilities	301,536	193,199

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,269,253	1,118,923
Customers' advances for construction	91,843	86,934
Regulatory liabilities	250,635	259,507
Other	115,583	100,498
Total deferred credits and other liabilities	1,727,314	1,565,862

Contributions in aid of construction	542,468	512,435
Total liabilities and equity	$6,158,991	$5,717,873

See accompanying notes to consolidated financial statements.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

Years ended December 31, 2016, 2015, and 2014

	2016	2015	2014
Operating revenues	$819,875	$814,204	$779,903

Operating costs and expenses:
Operations and maintenance	304,897	309,310	288,556
Depreciation	130,987	125,290	123,054
Amortization	2,021	3,447	3,481
Taxes other than income taxes	56,385	55,057	50,453
Total operating expenses	494,290	493,104	465,544

Operating income	325,585	321,100	314,359
Other expense (income):
Interest expense, net	80,594	76,536	76,397
Allowance for funds used during construction	(8,815)	(6,219)	(5,134)
(Gain) loss on sale of other assets	(378)	(468)	4
Gain on extinguishment of debt	-	(678)	-
Equity (earnings) loss in joint venture	(976)	35,177	3,989
Income from continuing operations before income taxes	255,160	216,752	239,103
Provision for income taxes	20,978	14,962	25,219
Income from continuing operations	234,182	201,790	213,884

Discontinued operations:
Income from discontinued operations before income taxes	-	-	32,155
Provision for income taxes	-	-	12,800
Income from discontinued operations	-	-	19,355
Net income	$234,182	$201,790	$233,239

Income from continuing operations per share:
Basic	$1.32	$1.14	$1.21
Diluted	$1.32	$1.14	$1.20

Income from discontinued operations per share:
Basic	$-	$-	$0.11
Diluted	$-	$-	$0.11

Net income per common share:
Basic	$1.32	$1.14	$1.32
Diluted	$1.32	$1.14	$1.31

Average common shares outstanding during the period:
Basic	177,273	176,788	176,864
Diluted	177,846	177,517	177,763

Cash dividends declared per common share	$0.7386	$0.686	$0.634

See accompanying notes to consolidated financial statements.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

Years ended December 31, 2016, 2015, and 2014

	2016	2015	2014
Net income	$234,182	$201,790	$233,239
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on investments, net of tax (benefit) expense of $21, $(53), and $104 for the years ended December 31, 2016, 2015, and 2014, respectively	39	(101)	193
Reclassification adjustment for loss (gain) reported in net income, net of tax (benefit) expense of $30 and $(134) for the twelve months ended December 31, 2016 and 2014, respectively (1)	(57)	-	249
Comprehensive income	$234,164	$201,689	$233,681

See accompanying notes to consolidated financial statements.

(1) Amount of pre-tax loss (gain) of $(87) and $383 reclassified from accumulated other comprehensive income to loss (gain) on sale of other assets on the consolidated statements of net income for the years ended December 31, 2016 and 2014, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

December 31, 2016 and 2015

		2016	2015
Aqua America stockholders' equity:
Common stock, $.50 par value		$90,155	$89,682
Capital in excess of par value		797,513	773,585
Retained earnings		1,032,844	930,061
Treasury stock, at cost		(71,113)	(68,085)
Accumulated other comprehensive income		669	687
Total stockholders' equity		1,850,068	1,725,930

Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	4,661	5,148
1.00% to 1.99%	2019 to 2035	15,539	20,811
2.00% to 2.99%	2024 to 2031	19,668	19,167
3.00% to 3.99%	2019 to 2056	381,944	297,275
4.00% to 4.99%	2020 to 2054	487,318	487,093
5.00% to 5.99%	2017 to 2043	213,078	221,435
6.00% to 6.99%	2017 to 2036	52,985	52,964
7.00% to 7.99%	2022 to 2027	33,066	33,762
8.00% to 8.99%	2021 to 2025	6,565	14,502
9.00% to 9.99%	2018 to 2026	26,400	27,100
10.00% to 10.99%	2018	6,000	6,000
		1,247,224	1,185,257
Notes payable to bank under revolving credit agreement, variable rate, due 2021		25,000	60,000
Unsecured notes payable:
Bank notes at 1.921% and 1.975% due 2017 and 2018		100,000	100,000
Notes at 3.57% and 3.59% due 2027 and 2041		245,000	120,000
Notes ranging from 4.62% to 4.87%, due 2017 through 2024		133,600	144,400
Notes ranging from 5.20% to 5.95%, due 2017 through 2037		159,809	169,548
Total long-term debt		1,910,633	1,779,205

Current portion of long-term debt		150,671	35,593
Long-term debt, excluding current portion		1,759,962	1,743,612
Less: debt issuance costs		22,357	23,165
Long-term debt, excluding current portion, net of debt issuance costs		1,737,605	1,720,447

Total capitalization		$3,587,673	$3,446,377

See accompanying notes to consolidated financial statements.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

	Common stock	Capital in excess of par value	Retained earnings	Treasury stock	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance at December 31, 2013	$88,964	$743,335	$729,272	$(27,082)	$346	$208	$1,535,043
Net income	-	-	233,239	-	-	40	233,279
Purchase of subsidiary shares from noncontrolling interest	-	-	-	-	-	(208)	(208)
Other comprehensive income, net of income tax of $238	-	-	-	-	442	-	442
Dividends	-	-	(112,106)	-	-	-	(112,106)
Repurchase of stock (659,666 shares)	-	-	-	(15,756)	-	-	(15,756)
Equity compensation plan (212,920 shares)	107	(107)	-	-	-	-	-
Exercise of stock options (449,412 shares)	225	7,071	-	-	-	-	7,296
Stock-based compensation	-	6,811	(453)	-	-	-	6,358
Employee stock plan tax benefits	-	1,828	-	-	-	-	1,828
Other	-	(793)	-	-	-	-	(793)
Balance at December 31, 2014	89,296	758,145	849,952	(42,838)	788	40	1,655,383
Net income	-	-	201,790	-	-	-	201,790
Other comprehensive loss, net of income tax benefit of $53	-	-	-	-	(101)	-	(101)
Dividends	-	-	(121,248)	-	-	-	(121,248)
Sale of stock (26,295 shares)	13	664	-	-	-	-	677
Repurchase of stock (981,585 shares)	-	-	-	(25,247)	-	-	(25,247)
Equity compensation plan (321,402 shares)	161	(161)	-	-	-	-	-
Exercise of stock options (424,709 shares)	212	7,328	-	-	-	-	7,540
Stock-based compensation	-	5,860	(433)	-	-	-	5,427
Employee stock plan tax benefits	-	2,602	-	-	-	-	2,602
Other	-	(853)	-	-	-	(40)	(893)
Balance at December 31, 2015	89,682	773,585	930,061	(68,085)	687	-	1,725,930
Net income	-	-	234,182	-	-	-	234,182
Other comprehensive loss, net of income tax benefit of $9	-	-	-	-	(18)	-	(18)
Dividends	-	-	(130,923)	-	-	-	(130,923)
Stock issued for acquisition (439,943 shares)	220	12,625	-	-	-	-	12,845
Sale of stock (47,478 shares)	24	1,364	-		-	-	1,388
Repurchase of stock (97,400 shares)	-	-	-	(3,028)	-	-	(3,028)
Equity compensation plan (231,502 shares)	115	(115)	-	-	-	-	-
Exercise of stock options (228,762 shares)	114	4,146	-	-	-	-	4,260
Stock-based compensation	-	5,390	(476)	-	-	-	4,914
Employee stock plan tax benefits	-	1,329	-	-	-	-	1,329
Other	-	(811)	-	-	-	-	(811)
Balance at December 31, 2016	$90,155	$797,513	$1,032,844	$(71,113)	$669	$-	$1,850,068

See accompanying notes to consolidated financial statements.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

Years ended December 31, 2016, 2015, and 2014

	2016	2015	2014
Cash flows from operating activities:
Net income	$234,182	$201,790	$233,239
Income from discontinued operations	-	-	19,355
Income from continuing operations	234,182	201,790	213,884
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	133,008	128,737	126,535
Deferred income taxes	17,250	16,506	31,477
Provision for doubtful accounts	5,505	5,765	5,838
Share-based compensation	5,390	5,860	6,819
Gain on sale of utility system and market-based business unit	(744)	-	-
(Gain) loss on sale of other assets	(378)	(468)	4
Gain on extinguishment of debt	-	(678)	-
Equity (earnings) loss in joint venture	(976)	35,177	3,989
Net change in receivables, inventory and prepayments	(3,974)	(6,520)	(20,299)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	4,756	(3,469)	470
Change in income tax receivable	-	-	7,873
Other	1,769	(11,906)	(11,702)
Operating cash flows from continuing operations	395,788	370,794	364,888
Operating cash flows used in discontinued operations, net	-	-	(1,100)
Net cash flows from operating activities	395,788	370,794	363,788
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $2,220, $1,598, and $1,494	(382,996)	(364,689)	(328,605)
Acquisitions of utility systems and other, net	(9,423)	(28,989)	(14,616)
Release of funds previously restricted for construction activity	-	47	-
Net proceeds from the sale of utility systems and other assets	7,746	648	558
Other	1,464	(1,079)	279
Investing cash flows used in continuing operations	(383,209)	(394,062)	(342,384)
Investing cash flows from discontinued operations, net	-	-	49,883
Net cash flows used in investing activities	(383,209)	(394,062)	(292,501)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	7,263	5,904	6,064
Repayments of customers' advances	(3,763)	(3,977)	(4,028)
Net repayments of short-term debt	(10,186)	(1,677)	(18,342)
Proceeds from long-term debt	503,586	560,544	317,699
Repayments of long-term debt	(373,087)	(400,407)	(253,192)
Change in cash overdraft position	(8,076)	(739)	(322)
Proceeds from issuing common stock	1,388	677	-
Proceeds from exercised stock options	4,260	7,540	7,296
Share-based compensation windfall tax benefits	1,332	1,842	1,422
Repurchase of common stock	(3,028)	(25,247)	(15,756)
Dividends paid on common stock	(130,923)	(121,248)	(112,106)
Other	(811)	(853)	(793)
Financing cash flows (used in) from continuing operations	(12,045)	22,359	(72,058)
Financing cash flows used in discontinued operations, net	-	-	(149)
Net cash flows (used in) from financing activities	(12,045)	22,359	(72,207)
Net increase (decrease) in cash and cash equivalents	534	(909)	(920)
Cash and cash equivalents at beginning of year	3,229	4,138	5,058
Cash and cash equivalents at end of year	$3,763	$3,229	$4,138
Cash paid during the year for:
Interest, net of amounts capitalized	$66,067	$70,103	$72,441
Income taxes	2,739	6,902	4,348
Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid	$35,145	$25,612	$31,050
Non-cash customer advances for construction	26,234	27,992	43,642

See accompanying notes to consolidated financial statements.

See Note 2 – Acquisitions, Note 10 – Long-term Debt and Loans Payable, and Note 14 – Employee Stock and Incentive Plan for a description of non-cash activities.

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands of dollars, except per share amounts)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations ─ Aqua America, Inc. (“Aqua America,” the “Company,” “we,” “our”, or “us”) is the holding company for regulated utilities providing water or wastewater services concentrated in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia.  Our largest operating subsidiary is Aqua Pennsylvania, Inc., which accounted for approximately 52% of our operating revenues and approximately 74% of our net income for 2016.  As of December 31, 2016, Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of people we serve.  Aqua Pennsylvania’s service territory is located in the suburban areas north and west of the City of Philadelphia and in 27 other counties in Pennsylvania.  The Company’s other regulated utility subsidiaries provide similar services in seven other states.    In addition, the Company’s market-based activities are conducted through Aqua Resources, Inc. and Aqua Infrastructure LLC.  Aqua Resources provides water and wastewater services through operating and maintenance contracts with municipal authorities and other parties in close proximity to our utility companies’ service territories; and offers, through a third party, water and wastewater line repair service and protection solutions to households.  In addition, in 2016, the Company sold the following business units of Aqua Resources, which were reported as assets held for sale in the Company’s consolidated balance sheets:

•	a business unit which provided liquid waste hauling and disposal services; and
•	a business unit which inspected, cleaned and repaired storm and sanitary wastewater lines.

Additionally, in 2016, the Company decided to market for sale a business unit within Aqua Resources, which installs and tests devices that prevent the contamination of potable water, for which the sale was completed in January 2017, and a business unit that repairs and performs maintenance on water and wastewater systems.  Theses business units are reported as assets held for sale in the Company’s consolidated balance sheets.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.

In December 2014, we completed the sale of our water utility system in southwest Allen County, Indiana, which served approximately 13,000 customers, to the City of Fort Wayne, Indiana.  The completion of this sale settled the dispute concerning the February 2008 acquisition, by eminent domain, by the City of Fort Wayne, of the northern portion of our water and wastewater utility systems.  The operating results, cash flows, and financial position of the Company’s water utility system in Fort Wayne, Indiana has been presented in the Company’s consolidated financial statements as discontinued operations.  Unless specifically noted, the financial information presented in the notes to consolidated financial statements reflects the Company’s continuing operations.  Refer to Note 3 – Discontinued Operations and Other Disposition for further information on this sale.

The company has identified ten operating segments and has one reportable segment named the Regulated segment.  The reportable segment is comprised of eight operating segments for our water and wastewater regulated utility companies which are organized by the states where we provide these services. These operating segments are aggregated into one reportable segment since each of the Company’s operating segments has the following similarities:  economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment.  In addition, Aqua Resources and Aqua Infrastructure are not quantitatively significant to be reportable and are included as a component of “Other,” in addition to corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.

Regulation ─ Most of the operating companies that are regulated public utilities are subject to regulation by the utility commissions of the states in which they operate.  The respective utility commissions have jurisdiction with respect to rates, service, accounting procedures, issuance of securities, acquisitions and other matters.  Some of the operating companies that are regulated public utilities are subject to rate regulation by county or city

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

government.  Regulated public utilities follow the Financial Accounting Standards Board’s (“FASB”) accounting guidance for regulated operations, which provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates.  The regulatory assets or liabilities are then relieved as the cost or credit is reflected in rates.

Use of Estimates in Preparation of Consolidated Financial Statements ─ The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basis of Presentation – The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Certain prior period amounts have been reclassified to conform to the current period presentation of equity (earnings) loss in joint venture in the operating cash flows section of the consolidated statements of cash flows, and the presentation of debt issuance costs on the consolidated balance sheets.

Recognition of Revenues ─ Revenues in our Regulated segment principally include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the latest billing to the end of the accounting period.  In addition, the Company’s market-based subsidiary Aqua Resources recognizes revenues when services are performed or, for construction of water and wastewater systems, based on the percentage of completion of the project and Aqua Infrastructure recognizes revenues when services are performed.  The Company’s market-based subsidiaries recognized revenues of $20,091 in 2016, $34,909 in 2015, and $24,189 in 2014.

Property, Plant and Equipment and Depreciation ─ Property, plant and equipment consist primarily of utility plant.  The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overheads, and for additions meeting certain criteria, allowance for funds used during construction.  Water systems acquired are typically recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation.  The difference between the estimated original cost, less applicable accumulated depreciation, and the purchase price is recorded as goodwill, or as an acquisition adjustment within utility plant as permitted by the applicable regulatory jurisdiction.  At December 31, 2016, utility plant includes a net credit acquisition adjustment of $25,683, which is generally being amortized from 2 to 59 years.  Amortization of the acquisition adjustments totaled $2,223 in 2016, $2,556 in 2015, and $2,648 in 2014.

Utility expenditures for maintenance and repairs, including major maintenance projects and minor renewals and betterments, are charged to operating expenses when incurred in accordance with the system of accounts prescribed by the utility commissions of the states in which the company operates.  The cost of new units of property and betterments are capitalized.  Utility expenditures for water main cleaning and relining of pipes are deferred and recorded in net property, plant and equipment in accordance with the FASB’s accounting guidance for regulated operations.  As of December 31, 2016, $16,239 of these costs have been incurred since the last respective rate proceeding and the Company expects to recover these costs in future rates.

The cost of software upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing.  Information technology costs associated with major system installations, conversions and improvements, such as software training, data conversion and business process reengineering costs, are deferred as a regulatory asset if the Company expects to recover these costs in future rates.  If these costs are not deferred, then these costs are charged to operating expenses when

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

incurred.  As of December 31, 2016, $31,686 of these costs have been deferred since the last respective rate proceeding as a regulatory asset, and the deferral is reported as a component of net property, plant and equipment.

When units of utility property are replaced, retired or abandoned, the recorded value thereof is credited to the asset account and such value, together with the net cost of removal, is charged to accumulated depreciation. To the extent the Company anticipates recovery of the cost of removal or other retirement costs through rates after the retirement costs are incurred, a regulatory asset is recorded as those costs are incurred.  In some cases, the Company recovers retirement costs through rates during the life of the associated asset and before the costs are incurred.  These amounts, which are not yet utilized, result in a regulatory liability being reported based on the amounts previously recovered through customer rates.

The straight-line remaining life method is used to compute depreciation on utility plant.  Generally, the straight-line method is used with respect to transportation and mechanical equipment, office equipment and laboratory equipment.

Long-lived assets of the Company, which consist primarily of utility plant in service, regulatory assets, and investment in joint venture, are reviewed for impairment when changes in circumstances or events occur.  These circumstances or events could include a disallowance of utility plant in service or regulatory assets by the respective utility commission, a decline in the market value or physical condition of a long-lived asset, an adverse change in the manner in which long-lived assets are used or planned to be used, a change in historical trends, operating cash flows associated with the long-lived assets, changes in macroeconomic conditions, industry and market conditions, or overall financial performance.  When these circumstances or events occur, the Company determines whether it is more likely than not that the fair value of those assets is less than their carrying amount.  If the Company determines that it is more likely than not (that is, the likelihood of more than 50 percent), the Company would recognize an impairment charge if it is determined that the carrying amount of an asset exceeds the sum of the undiscounted estimated cash flows.  In this circumstance, the Company would recognize an impairment charge equal to the difference between the carrying amount and the fair value of the asset.  Fair value is estimated to be the present value of future net cash flows associated with the asset, discounted using a discount rate commensurate with the risk and remaining life of the asset.  There has been no change in circumstances or events that have occurred that require adjustments to the carrying values of the Company’s long-lived assets, except for an impairment charge recognized by the joint venture on its long-lived assets in 2015.

Allowance for Funds Used During Construction ─ The allowance for funds used during construction (“AFUDC”) represents the capitalized cost of funds used to finance the construction of utility plant.  In general, AFUDC is applied to construction projects requiring more than one month to complete.  No AFUDC is applied to projects funded by customer advances for construction, contributions in aid of construction, or applicable state-revolving fund loans.  AFUDC includes the net cost of borrowed funds and a rate of return on other funds when used, and is recovered through water rates as the utility plant is depreciated.  The amount of AFUDC related to equity funds in 2016 was $6,561, 2015 was $4,621, and 2014 was $3,640.  No interest was capitalized by our market-based businesses.

Cash and Cash Equivalents ─ The Company considers all highly liquid investments with an original maturity of three months or less, which are not restricted for construction activity, to be cash equivalents.

The Company had a book overdraft, which represents transactions that have not cleared the bank accounts at the end of the period, for specific disbursement cash accounts of $12,616 and $20,693 at December 31, 2016 and 2015, respectively.  The Company transfers cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.  The balance of the book overdraft is reported as accounts payable and the change in the book overdraft balance is reported as cash flows from financing activities, due to our ability to fund the overdraft with the Company’s credit facility.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Funds Restricted for Construction Activity ─ The proceeds received from specific financings for construction and capital improvement of utility facilities are held in escrow until the designated expenditures are incurred.  These amounts are reported as funds restricted for construction activity and are expected to be released over time as the capital projects are funded.  As of December 31, 2016 and 2015, the Company did not have any funds restricted for construction activity.

Accounts Receivable ─ Accounts receivable are recorded at the invoiced amounts, which consists of billed and unbilled revenues.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable, and is determined based on historical write-off experience and the aging of account balances.  The Company reviews the allowance for doubtful accounts quarterly.  Account balances are written off against the allowance when it is probable the receivable will not be recovered.  When utility customers request extended payment terms, credit is extended based on regulatory guidelines, and collateral is not required.

Inventories, Materials and Supplies ─ Inventories are stated at cost.  Cost is determined using the first-in, first-out method.

Regulatory Assets, Deferred Charges and Other Assets ─ Deferred charges and other assets consist primarily of assets held to compensate employees in the future who participate in the Company’ deferred compensation plan and other costs.  Other costs, for which the Company has received or expects to receive prospective rate recovery, are deferred as a regulatory asset and amortized over the period of rate recovery in accordance with the FASB’s accounting guidance for regulated operations.  See Note – 6 Regulatory Assets and Liabilities for further information regarding the Company’s regulatory assets.

Marketable equity securities are carried on the balance sheet at fair market value, and changes in fair value are included in other comprehensive income.

Investment in Joint Venture – The Company uses the equity method of accounting to account for our 49% investment in a joint venture with a firm in the natural gas industry for the construction and operation of a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale in north-central Pennsylvania, which commenced operations in 2012.  Our initial investment is carried at cost.  Subsequently, the carrying amount of our investment is adjusted to reflect capital contributions or distributions, and our equity in earnings or losses since the commencement of the system’s operations, as well as a decline in the fair value of our investment.  Our share of equity earnings or losses in the joint venture is reported in the consolidated statements of net income as equity (earnings) losses in joint venture.  During 2016 and 2015 we received distributions of $1,666 and $441, respectively.  For our equity method investment in joint venture, the Company evaluates whether it has experienced a decline in the value of its investment that is other than temporary in nature.  We would recognize an impairment loss if the fair value of our investment is less than the carrying amount of the investment, and the decline in value is considered other than temporary.  Additionally, the Company would recognize its share of an impairment loss if the joint venture determines that the carrying amount of the joint venture’s assets exceeds the sum of the joint venture’s undiscounted estimated cash flows.

During the fourth quarter of 2015, the joint venture experienced the following events:  a marked decline in natural gas prices, particularly in the fourth quarter of 2015, following a period of steady decline in 2015, a distinguishable reduction in the volume of water sales by the joint venture which led to a lowered forecast in the fourth quarter of 2015 on future water sales volumes by the joint venture, as well as changes in the natural gas industry and market conditions.  These market conditions were largely associated with natural gas prices, which sharply declined in the fourth quarter of 2015 and this downturn no longer appeared temporary and instead may be a long-term condition.  It was then determined that the carrying amount of the joint venture’s long-lived assets

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

exceeded the sum of the joint venture’s undiscounted estimated cash flows, which resulted in the recognition of a noncash impairment charge of $32,975  ($21,433 after-tax) in the fourth quarter of 2015, representing the Company’s share of the impairment charge.  The impairment charge, on a pre-tax basis, is reported as equity loss in joint venture on the Company’s consolidated statements of income.  The amount of the impairment charge recognized by the joint venture is equal to the difference between the carrying value and the fair value of the long-lived assets.  Fair value is estimated to be the present value of the future net cash flows associated with the assets, discounted using a rate commensurate with the risk and remaining life of the assets.

Goodwill ─ Goodwill represents the excess cost over the fair value of net tangible and identifiable intangible assets acquired through acquisitions.  Goodwill is not amortized but is tested for impairment annually, or more often, if circumstances indicate a possible impairment may exist.  When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and entity specific events, for some or all of our reporting units to determine whether it’s more likely than not that the fair value of a reporting unit is less than its carrying amount.  Alternatively, we may bypass this qualitative assessment for some of our reporting units and perform a quantitative goodwill impairment test by determining the fair value of a reporting unit based on a discounted cash flow analysis.  If we perform a quantitative test and determine that the fair value of a reporting unit is less than its carrying amount, we would determine the reporting unit’s implied fair value of its goodwill and compare it with the carrying amount of its goodwill to measure such impairment.  The Company tested the goodwill attributable for each of our reporting units for impairment as of July 31, 2016, and concluded that the estimated fair value of each reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount, indicating that none of the Company’s goodwill was impaired.  The following table summarizes the changes in the Company’s goodwill:

	Regulated Segment	Other	Consolidated
Balance at December 31, 2014	$24,564	$6,620	$31,184
Goodwill acquired during year	-	12	12
Reclassifications from (to) utility plant acquisition adjustment, net	2,682	-	2,682
Other	-	(12)	(12)
Balance at December 31, 2015	27,246	6,620	33,866
Goodwill acquired during year	10,378		10,378
Reclassifications to utility plant acquisition adjustment	(98)		(98)
Disposition	(159)	(1,232)	(1,391)
Classified as assets held for sale		(547)	(547)
Balance at December 31, 2016	$37,367	$4,841	$42,208

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

The goodwill allocated to a disposition or classified as assets held for sale results from the allocation of goodwill for market-based business units based on their relative fair value as compared to Aqua Resource’s fair value.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Income Taxes ─ The Company accounts for some income and expense items in different time periods for financial and tax reporting purposes.  Deferred income taxes are provided on specific temporary differences between the tax basis of the assets and liabilities, and the amounts at which they are carried in the consolidated financial statements.  The income tax effect of temporary differences not currently recovered in rates is recorded as deferred taxes with an offsetting regulatory asset or liability.  These deferred income taxes are based on the enacted tax rates expected to be in effect when such temporary differences are projected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  Investment tax credits are deferred and amortized over the estimated useful lives of the related properties.  Judgment is required in evaluating the Company’s Federal and state tax positions.  Despite management’s belief that the Company’s tax return positions are fully supportable, the Company establishes reserves when it believes that its tax positions are likely to be challenged and it may not fully prevail in these challenges.  The Company’s provision for income taxes includes interest, penalties and reserves for uncertain tax positions.

In 2012, the Company changed its tax method of accounting for qualifying utility asset improvement costs in Aqua Pennsylvania effective with the tax year ended December 31, 2012 and for prior tax years.  The tax accounting method was changed to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes.  This change was implemented in response to a June 2012 rate order issued by the Pennsylvania Public Utility Commission to Aqua Pennsylvania, which provides for a reduction in current income tax expense as a result of the recognition of income tax benefits for qualifying utility asset improvements.  This change results in a significant reduction in the effective income tax rate, a reduction in current income tax expense, and reduces the amount of taxes currently payable.  For qualifying capital expenditures made prior to 2012, the resulting tax benefits have been deferred as of December 31, 2012 and, in accordance with the rate order, a ten year amortization of the income tax benefits, which reduces future income tax expense, commenced in 2013.  During 2013, our Ohio and North Carolina operating divisions implemented this change.  These divisions currently do not employ a method of accounting that provides for a reduction in current income taxes as a result of the recognition of income tax benefits, and as such the change in the Company’s tax method of accounting in these operating divisions had no impact on the Company’s effective income tax rate.

Customers’ Advances for Construction and Contributions in Aid of Construction ─ Water mains, other utility property or, in some instances, cash advances to reimburse the Company for its costs to construct water mains or other utility property, are contributed to the Company by customers, real estate developers and builders in order to extend utility service to their properties.  The value of these contributions is recorded as customers’ advances for construction.  Over time, the amount of non-cash contributed property will vary based on the timing of the contribution of the non-cash property and the volume of non-cash contributed property received in connection with development in our service territories.  The Company makes refunds on these advances over a specific period of time based on operating revenues related to the property, or as new customers are connected to and take service from the applicable water main.  After all refunds are made, any remaining balance is transferred to contributions in aid of construction.  Contributions in aid of construction include direct non-refundable contributions and the portion of customers' advances for construction that become non‑refundable.

Based on regulatory conventions in states where the Company operates, generally our subsidiaries depreciate contributed property and amortize contributions in aid of construction at the composite rate of the related property.  Contributions in aid of construction and customers’ advances for construction are deducted from the Company’s rate base for rate-making purposes, and therefore, no return is earned on contributed property.

Stock-Based Compensation ─ The Company records compensation expense in the financial statements for stock-based awards based on the grant date fair value of those awards.  Stock-based compensation expense includes an

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

Fair Value Measurements – The Company follows the FASB’s accounting guidance for fair value measurements and disclosures, which defines fair value and establishes a framework for using fair value to measure assets and liabilities.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the years ended December 31, 2016 and 2015.

Recent Accounting Pronouncements ─ In August 2016, the FASB issued updated accounting guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated cash flow statement.

In March 2016, the FASB issued updated accounting guidance on simplifying the accounting for share-based payments, which includes several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption available. The Company has evaluated the requirements of the updated guidance and has determined that upon adoption, on January 1, 2017, the Company will recognize a previously unrecognized windfall tax benefit for stock-based compensation of $2,805  ($1,823 after-tax), associated with the Company’s 2012 Federal net operating loss, which will be recorded as an adjustment to retained earnings. Additionally, once adopted, income tax benefits in excess of compensation costs or tax deficiencies for share-based compensation will be recorded to our income tax provision, instead of, as was done historically, to stockholder’s equity, which will impact our effective tax rate. Lastly, all tax-related cash flows resulting from share-based payments will be reported as operating activities on the statement of cash flows, a change from the historical requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities.

In February 2016, the FASB issued updated accounting guidance on accounting for leases, which requires lessees to establish a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

months. For income statement purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The updated accounting guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption available. The Company is evaluating the requirements of the updated guidance to determine the impact of adoption.  Refer to Note 9 – Commitments and Contingencies for further information on the Company’s leases.

In September 2015, the FASB issued updated accounting guidance on simplifying measurement-period adjustments in business combinations, which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment.  The updated guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption available.  The Company adopted the provisions of this accounting standard, as required on January 1, 2016, and it did not have an impact on its results of operations or financial position.

In April 2015, the FASB issued updated accounting guidance on simplifying the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability.  Previously, debt issuance costs were presented in the balance sheet as a deferred charge.  The accounting standard is effective for reporting periods beginning after December 15, 2015, and will be applied retrospectively.  The Company adopted the provisions of this accounting standard as required on January 1, 2016.  The adoption of this standard was applied retrospectively and resulted in the reclassification as of December 31, 2015 of $23,165 from deferred charges and other assets, net to debt issuance costs, which is reported as a reduction to long-term debt.

In August 2014, the FASB issued an accounting standard that will require management to assess an entity’s ability to continue as a going concern for each annual and interim reporting period and to provide related footnote disclosures in circumstances in which substantial doubt exists.  The accounting standard is effective in the first annual reporting period ending after December 15, 2016.  The Company adopted the provisions of this accounting standard for its year ended December 31, 2016, which did not have an impact on its results of operations or financial position.

In May 2014, the FASB issued updated accounting guidance on recognizing revenue from contracts with customers, which outlines a single comprehensive model that an entity will apply to determine the measurement of revenue and timing of recognition.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  The updated guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Additionally, the accounting for contributions in aid of construction may be impacted by the updated accounting guidance if the contributions are determined to be in scope.  In July 2015, the FASB approved a one year deferral to the original effective date of this guidance.  The updated guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods:  (i) a full retrospective approach reflecting the application of the updated guidance in each prior reporting period, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the updated guidance recognized through retained earnings at the date of adoption.  In 2016, the Company performed an evaluation of the requirements of the updated guidance and based on current interpretations of the updated guidance believes that the impact of adoption may not result in a material change in our measurement of revenue and timing of recognition if contributions in aid of construction is determined to not be in scope.  The Company continues to evaluate the impact of adoption if contributions in aid of construction are determined to be in scope.  Additionally, we plan to implement the updated guidance using the modified retrospective approach.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 2 – Acquisitions

Pursuant to the Company’s growth-through-acquisition strategy, the Company completed the following acquisitions. In January 2016, the Company acquired Superior Water Company, Inc., which provides public water service to approximately 3,900 customers in portions of Berks, Chester, and Montgomery counties in Pennsylvania. The total purchase price for the utility system was $16,750, which consisted of the issuance of 439,943 shares of the Company’s common stock and $3,905 in cash. The purchase price allocation for this acquisition consisted primarily of acquired property, plant and equipment of $25,167, contributions in aid of construction of $16,565, and goodwill of $8,622. Additionally, during 2016 the Company completed 18 acquisitions of water and wastewater utility systems in various states.  The total purchase price of these utility systems consisted of $5,518 in cash.  The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for the utility systems acquired in 2016 are $3,809.  The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

In April 2015, the Company acquired the water and wastewater utility system assets of North Maine Utilities, located in the Village of Glenview, Illinois serving approximately 7,400 customers.  The total purchase price consisted of $23,079 in cash.  The purchase price allocation for this acquisition consists primarily of acquired property, plant and equipment.  Additionally, in 2015, the Company completed 14 acquisitions of water and wastewater utility systems in various states.  The total purchase price of these utility systems consisted of $5,210 in cash.  The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for the utility systems acquired were $10,708  in 2016 and $6,662 in 2015.  The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

In 2014, the Company completed 16 acquisitions of water and wastewater utility systems in various states.  The total purchase price of these utility systems consisted of $10,530 in cash.  Further, in August 2014, the Company acquired a market-based business that specializes in the inspection, cleaning and repair of storm and sanitary sewer lines.  The total purchase price consisted of $3,010, of which a total of $810 is contingent upon satisfying certain annual performance targets over a three-year period for which $270 has been paid for completion of the performance targets for year one.  Additionally, in December 2014, the Company acquired a market-based business that specializes in providing water distribution system services to prevent the contamination of potable water, including training to waterworks operators.  The total purchase price consisted of $1,800, of which $700 was paid in the first quarter of 2015.  The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for these utility systems and market-based businesses were $13,493 in 2016, $19,154 in 2015, and $4,403 in 2014.  The decrease in operating revenues is due to the sale of a market-based business unit in 2016.  The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

Note 3 – Discontinued Operations and Other Dispositions

Discontinued Operations – In December 2014, we completed the sale of our water utility system in southwest Allen County, Indiana to the City of Fort Wayne, Indiana (the “City”) for $67,011, which included a payment received in December 2014 of $50,100 in addition to $16,911 the City already paid the Company for the northern portion of our water and wastewater utility systems, which were acquired by the City in February 2008, by eminent domain.  We recognized a gain on sale of $29,210 ($17,611 after-tax) in the fourth quarter of 2014.  As a result of this transaction, Aqua Indiana will expand its sewer customer base by accepting new wastewater flows from the City.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

In September 2012, the Company began to market for sale its non-regulated wastewater treatment facility in Georgia.  In March 2014, we completed the sale of our wastewater treatment facility in Georgia, which concluded our operations in this state.

The operating results, cash flows, and financial position of the Company’s subsidiaries named above have been presented in the Company’s consolidated statements of net income, consolidated statements of cash flow, and consolidated balance sheets as discontinued operations.

A summary of discontinued operations presented in the consolidated statements of net income includes the following:

Year Ended December 31,
2014
Operating revenues	$6,324
Total operating expenses	3,262
Operating income	3,062
Other (income) expense:
Gain on sale	(29,093)
Other, net	-
Income from discontinued operations before income taxes	32,155
Provision for income taxes	12,800
Income from discontinued operations	$19,355

As of December 31, 2016 and 2015 the Company does not have any assets or liabilities of discontinued operations held for sale.

Other Dispositions – The following dispositions have not been presented as discontinued operations in the Company’s consolidated financial statements as they do not qualify as discontinued operations, since their disposal does not represent a strategic shift that has a major effect on our operations or financial results.  The gains or loss disclosed below are reported in the consolidated statements of net income as a component of operations and maintenance expense.  These business units were reported within the Company’s market-based subsidiary, Aqua Resources, and were included in “Other” in the Company’s segment information.

Dispositions Completed in 2016

In the third quarter of 2016, the Company marketed for sale a business unit which inspects, cleans and repairs storm and sanitary wastewater lines.  In November 2016, this business unit was sold for $1,059 in cash and resulted in a loss on sale of $1,081.  Further, in December 2015, the Company decided to sell a business unit which provides liquid waste hauling and disposal services. This business unit was reported as assets held for sale in the Company’s December 31, 2015 consolidated balance sheet included in this Annual Report.   During the second quarter of 2016, this business unit was sold for $3,400 in cash and resulted in a gain on sale of $537.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Dispositions Reported as Assets Held for Sale at December 31, 2016

In the second quarter of 2016, the Company decided to market for sale business units, which install and test devices that prevent the contamination of potable water and repair water and wastewater systems, for which the sale was completed in January 2017, and a business unit that repairs and performs maintenance on water and wastewater systems.  These business units are reported within the Company’s market-based subsidiary, Aqua Resources. These business units are reported as assets held for sale in the Company’s consolidated balance sheets included in this Annual Report.

Note 4 – Property, Plant and Equipment

	December 31,
	2016	2015	Approximate Range of Useful Lives	Weighted Average Useful Life
Utility plant and equipment:
Mains and accessories	$2,898,560	$2,696,194	30 - 93 years	77 years
Services, hydrants, treatment plants and reservoirs	1,621,972	1,531,052	5 - 85 years	49 years
Operations structures and water tanks	283,635	263,722	14 - 85 years	47 years
Miscellaneous pumping and purification equipment	733,074	687,472	7 - 90 years	40 years
Meters, data processing, transportation and operating equipment	733,837	684,335	4 - 63 years	25 years
Land and other non-depreciable assets	98,529	98,575	-	-
Utility plant and equipment	6,369,607	5,961,350
Utility construction work in progress	163,565	144,448	-	-
Net utility plant acquisition adjustment	(25,683)	(24,428)	2 - 59 years	28 years
Non-utility plant and equipment	1,628	6,641	3 - 15 years	6 years
Total property, plant and equipment	$6,509,117	$6,088,011

Note 5 – Accounts Receivable

	December 31,
	2016	2015
Billed utility revenue	$63,518	$56,876
Unbilled revenue	34,635	37,276
Other	6,336	10,867
	104,489	105,019
Less allowance for doubtful accounts	7,095	5,873
Net accounts receivable	$97,394	$99,146

The Company’s utility customers are located principally in the following states: 47% in Pennsylvania, 16% in Ohio, 10% in North Carolina, 8% in Texas, and 8% in Illinois.  No single customer accounted for more than one percent of the Company's regulated operating revenues during the years ended December 31, 2016, 2015, and 2014.  The following table summarizes the changes in the Company’s allowance for doubtful accounts:

	2016	2015	2014
Balance at January 1,	$5,873	$5,365	$4,413
Amounts charged to expense	5,500	5,762	5,838
Accounts written off	(5,410)	(6,513)	(6,120)
Recoveries of accounts written off	1,132	1,259	1,234
Balance at December 31,	$7,095	$5,873	$5,365

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 6 – Regulatory Assets and Liabilities

The regulatory assets represent costs that are probable to be fully recovered from customers in future rates while regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts recovered from customers in advance of incurring the costs.  Except for income taxes, regulatory assets and regulatory liabilities are excluded from the Company’s rate base and do not earn a return.  The components of regulatory assets and regulatory liabilities are as follows:

	December 31, 2016		December 31, 2015
	Regulatory	Regulatory	Regulatory	Regulatory
	Assets	Liabilities	Assets	Liabilities
Income taxes	$807,952	$157,266	$699,247	$181,067
Utility plant retirement costs	4,986	31,288	6,052	27,604
Post-retirement benefits	119,519	59,882	112,626	50,775
Accrued vacation	1,984	-	1,744	-
Water tank painting	2,111	2,143	303	-
Fair value adjustment of long-term debt assumed in acquisition	3,268	-	3,636	-
Rate case filing expenses and other	8,827	56	6,510	61
	$948,647	$250,635	$830,118	$259,507

Items giving rise to deferred state income taxes, as well as a portion of deferred Federal income taxes related to specific differences between tax and book depreciation expense, are recognized in the rate setting process on a cash basis or as a reduction in current income tax expense and will be recovered as they reverse.  Amounts include differences that arise between specific utility asset improvement costs capitalized for book and deducted as an expense for tax purposes.

A portion of the regulatory liability for income taxes is related to Aqua Pennsylvania’s income tax accounting change for the tax benefits realized on the Company’s 2012 tax return, which have not yet reduced current income tax expense due to the ten year amortization period which began in 2013.  This amortization was stipulated in a June 2012 rate order issued to Aqua Pennsylvania and is subject to specific parameters being met each year.  Beginning in 2013, the Company amortized $38,000, annually, of its deferred income tax benefits, which reduced current income tax expense and increased the Company’s net income by $16,734.

The regulatory asset for utility plant retirement costs, including cost of removal, represents costs already incurred that are expected to be recovered in future rates over a five year recovery period.  The regulatory liability for utility plant retirement costs represents amounts recovered through rates during the life of the associated asset and before the costs are incurred.

The regulatory asset for accrued vacation represents costs that would otherwise be charged to operations and maintenance expense for vacation that is earned by employees, which is recovered as a cost of service.

The regulatory asset for Post-retirement benefits, which includes pension and other post-retirement benefits, primarily reflects a regulatory asset that has been recorded for the costs that would otherwise be charged to stockholders’ equity for the underfunded status of the Company’s pension and other post-retirement benefit plans.  The Company also has a regulatory asset related to post-retirement benefits costs that represent costs already incurred which are now being recovered in rates over 10 years.  The regulatory liability for post-retirement benefits represents costs recovered in rates in excess of post-retirement benefits expense.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Expenses associated with water tank painting are deferred and amortized over a period of time as approved in the regulatory process.  Water tank painting costs are generally being amortized over a period ranging from 1 to 20 years.  The regulatory liability for water tank painting costs represents amounts recovered through rates and before the costs are incurred.

The Company recorded a fair value adjustment for fixed rate, long-term debt assumed in acquisitions that matures in various years ranging from 2022 to 2029.  The regulatory asset or liability results from the rate setting process continuing to recognize the historical interest cost of the assumed debt.

The regulatory asset related to rate case filing expenses and other represents the costs associated with filing for rate increases that are deferred and amortized over periods that generally range from one to five years, and costs incurred by the Company for which it has received or expects to receive rate recovery.

The regulatory asset related to the costs incurred for information technology software projects and water main cleaning and relining projects are described in Note 1 – Summary of Significant Accounting Policies – Property, Plant and Equipment and Depreciation.

Note 7 – Income Taxes

The provision for income taxes for the Company’s continuing operations consists of:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$2,046	$2,624	$(11,296)
State	1,682	(4,168)	5,038
	3,728	(1,544)	(6,258)
Deferred:
Federal	21,489	12,649	37,500
State	(4,239)	3,857	(6,023)
	17,250	16,506	31,477
Total tax expense	$20,978	$14,962	$25,219

The statutory Federal tax rate is 35% and for states with a corporate net income tax, the state corporate net income tax rates range from 4% to 9.99% for all years presented.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The reasons for the differences between amounts computed by applying the statutory Federal income tax rate to income before income tax expense for the Company’s continuing operations are as follows:

	Years Ended December 31,
	2016	2015	2014
Computed Federal tax expense at statutory rate	$89,306	$75,863	$83,686
Decrease in Federal tax expense related to an income tax accounting change for qualifying utility asset improvement costs	(62,831)	(59,488)	(57,015)
State income taxes, net of Federal tax benefit	(1,662)	(202)	(640)
Increase in tax expense for depreciation expense to be recovered in future rates	199	199	317
Stock-based compensation	(227)	(174)	(168)
Deduction for Aqua America common dividends paid under employee benefit plan	(455)	(456)	(350)
Amortization of deferred investment tax credits	(405)	(421)	(416)
Other, net	(2,947)	(359)	(195)
Actual income tax expense	$20,978	$14,962	$25,219

In December 2012, the Company changed its tax method of accounting for qualifying utility system repairs in Aqua Pennsylvania effective with the tax year ended December 31, 2012 and for prior tax years.  The tax accounting method was changed to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes.  This change was implemented in response to a June 2012 rate order issued by the Pennsylvania Public Utility Commission to Aqua Pennsylvania which provides for a reduction in current income tax expense as a result of the flow-through recognition of some income tax benefits due to the income tax accounting change.  In 2014, the Company recorded $69,048 of income tax benefits.  In 2015, the Company recorded $72,944 of income tax benefits.  In 2016, the Company recorded $78,530 of income tax benefits.  The Company recognized a tax deduction on its 2012 Federal tax return of $380,000 for qualifying capital expenditures made prior to 2012, and based on the rate order, in 2013, the Company began to amortize 1/10th of these expenditures.  In accordance with the rate order, the amortization is expected to reduce current income tax expense during periods when qualifying parameters are met.  Beginning in 2013, the Company amortized the qualifying capital expenditures made prior to 2012 and recognized $38,000, annually, of deferred income tax benefits, which reduced current income tax expense and increased the Company’s net income by $16,734.  The Company’s effective income tax rate for 2016, 2015, and 2014, for its continuing operations, was 8.2%,  6.9%, and 10.5%, respectively.

In September 2013, the Department of Treasury and the Internal Revenue Service issued “Guidance Regarding Deduction and Capitalization of Expenditures Related to Tangible Property” which contains standards for determining whether and when a taxpayer must capitalize costs incurred in acquiring, maintaining or improving tangible property.  These regulations were effective for the Company’s 2014 fiscal year, and the adoption of these regulations did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

The Company establishes reserves for uncertain tax positions based upon management’s judgment as to the sustainability of these positions.  These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits.  The Company believes its tax positions comply with applicable law and that it has adequately recorded reserves as required.  However, to the extent the final tax outcome of these matters is different than the estimates recorded, the Company would then adjust its tax reserves or unrecognized tax benefits in the period that this information becomes known.  The Company has elected to recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table provides the changes in the Company’s unrecognized tax benefits:

	2016	2015
Balance at January 1,	$28,016	$25,292
Additions based on tax position related to the current year	83	2,724
Balance at December 31,	$28,099	$28,016

The unrecognized tax benefits relate to the income tax accounting change, and the tax position is attributable to a temporary difference.  The Company does not anticipate material changes to its unrecognized tax benefits within the next year.  As a result of the regulatory treatment afforded by the income tax accounting change in Pennsylvania and despite this position being a temporary difference, as of December 31, 2016 and 2015, $20,674 and $17,777 and, respectively, of these tax benefits would have an impact on the Company’s effective income tax rate in the event the Company does sustain all, or a portion, of its tax position.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table provides the components of the net deferred tax liability from continuing operations:

	December 31,
	2016	2015
Deferred tax assets:
Customers' advances for construction	$21,738	$27,675
Costs expensed for book not deducted for tax, principally accrued expenses	15,751	15,612
Utility plant acquisition adjustment basis differences	3,114	3,489
Post-retirement benefits	38,269	36,362
Tax loss carryforward	77,911	93,263
Other	2,137	1,102
	158,920	177,503
Less valuation allowance	9,486	10,982
	149,434	166,521

Deferred tax liabilities:
Utility plant, principally due to depreciation and differences in the basis of fixed assets due to variation in tax and book accounting	1,104,032	1,027,406
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	269,773	214,861
Tax effect of regulatory asset for post-retirement benefits	38,269	36,362
Deferred investment tax credit	6,613	6,815
	1,418,687	1,285,444

Net deferred tax liability	$1,269,253	1,118,923

At December 31, 2016, the Company has a cumulative Federal net operating loss (“NOL”) of $113,144.  The Company believes the Federal NOLs are more likely than not to be recovered and require no valuation allowance.  The Company’s Federal NOLs do not begin to expire until 2032.

In 2012 and 2011, as a result of the Company’s Federal cumulative NOLs the Company ceased recognizing the windfall tax benefit associated with stock-based compensation, because the deduction did not reduce income taxes payable.  As of December 31, 2015, the Company utilized all of the 2011 NOL and recognized a windfall tax benefit of $1,680.  As a result of the adoption on January 1, 2017 of the FASB’s updated accounting guidance on simplifying the accounting for share-based payments, the Company will recognize a windfall tax benefit of $2,805 associated with the Company's 2012 Federal NOL, which will be recorded as an adjustment to retained earnings.

At December 31, 2016 the Company has a cumulative state NOL of $575,330, a portion of which is offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized.   The state NOLs do not begin to expire until 2023.

The Company has unrecognized tax positions that result in the associated tax benefit being unrecognized.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $62,747 and $85,044, respectively, which results from the Company’s adoption in 2013 of the FASB’s accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions are $175,891 and $660,373, respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

As of December 31, 2016, the Company’s Federal income tax returns for all years through 2011 have been closed.  Tax years 2012 through 2016 remain open to Federal examination.  The statute remains open for the Company’s state income tax returns for tax years 2013 through 2016 in the various states in which the Company’s conducts business.

Note 8 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Years Ended December 31,
	2016	2015	2014
Property	$26,788	$26,545	$24,133
Capital Stock	1,442	1,644	1,315
Gross receipts, excise and franchise	10,864	10,362	10,945
Payroll	9,772	9,539	7,583
Regulatory assessments	2,630	2,689	2,538
Pumping fees	4,571	3,993	3,618
Other	318	285	321
Total taxes other than income taxes	$56,385	$55,057	$50,453

Note 9 – Commitments and Contingencies

The following disclosures reflect commitments and contingencies for the Company’s continuing operations.

Commitments – The Company leases motor vehicles, buildings and other equipment under operating leases that are noncancelable.  The future annual minimum lease payments due are as follows:

2017	2018	2019	2020	2021	Thereafter
$1,122	$962	$789	$750	$559	$588

The Company leases parcels of land on which treatment plants and other facilities are situated and adjacent parcels that are used for watershed protection.  The operating leases are noncancelable, expire between 2017 and 2052 and contain renewal provisions.  Some leases are subject to an adjustment every five years based on changes in the Consumer Price Index.  Subject to the aforesaid adjustment, during each of the next five years, an average of $582 of annual lease payments for land is due, and the aggregate of the years remaining approximates $12,927.

The Company maintains agreements with other water purveyors for the purchase of water to supplement its water supply, particularly during periods of peak demand.  The agreements stipulate purchases of minimum quantities of water to the year 2026.  The estimated annual commitments related to such purchases through 2021 are expected to average $5,075 and the aggregate of the years remaining approximates $13,587.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The Company has entered into purchase obligations, in the ordinary course of business, that include agreements for water treatment processes at some of its wells in a small number of its divisions.  The 20 year term agreement provides for the use of treatment equipment and media used in the treatment process and are subject to adjustment based on changes in the Consumer Price Index.  The future contractual cash obligations related to these agreements are as follows:

2017	2018	2019	2020	2021	Thereafter
$22,153	$1,101	$1,101	$1,100	$1,099	$7,326

Rent expense under operating leases, purchased water expense, and water treatment expenses under these agreements were as follows:

	Years Ended December 31,
	2016	2015	2014
Operating lease expense	$2,440	$2,440	$2,820
Purchased water under long-term agreements	13,955	13,718	13,139
Water treatment expense under contractual agreement	940	972	892

Contingencies – The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of December 31, 2016, the aggregate amount of $13,892 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated.  For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Further, Aqua America has insurance coverage for a number of these loss contingencies, and as of December 31, 2016, estimates that approximately $1,242 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Additionally, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The Company’s reserve for these claims totaled $1,770 and $1,496 at December 31, 2016 and 2015 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 10 – Long-term Debt and Loans Payable

Long-term Debt – The consolidated statements of capitalization provide a summary of long-term debt as of December 31, 2016 and 2015.  The supplemental indentures with respect to specific issues of the first mortgage bonds restrict the ability of Aqua Pennsylvania and other operating subsidiaries of the Company to declare dividends, in cash or property, or repurchase or otherwise acquire the stock of these companies.  Loan agreements for Aqua Pennsylvania and other operating subsidiaries of the Company have restrictions on minimum net assets.  As of December 31, 2016, restrictions on the net assets of the Company were $1,324,679 of the total $1,850,068 in net assets.  Included in this amount were restrictions on Aqua Pennsylvania’s net assets of $999,061 of their total net assets of $1,419,703.  As of December 31, 2016, approximately $1,268,494 of Aqua Pennsylvania’s retained earnings of approximately $1,288,494 and approximately $118,400 of the retained earnings of approximately $171,800 of other subsidiaries were free of these restrictions.  Some supplemental indentures also prohibit Aqua Pennsylvania and some other subsidiaries of the Company from making loans to, or purchasing the stock of, the Company.

Sinking fund payments are required by the terms of specific issues of long-term debt.  Excluding amounts due under the Company’s revolving credit agreement, the future sinking fund payments and debt maturities of the Company’s long-term debt are as follows:

Interest Rate Range	2017	2018	2019	2020	2021	Thereafter
0.00% to 0.99%	$487	$483	$486	$486	$484	$2,235
1.00% to 1.99%	51,389	51,398	1,287	1,232	1,003	9,230
2.00% to 2.99%	1,649	1,693	1,739	1,786	1,835	10,966
3.00% to 3.99%	2,712	2,808	2,760	2,557	2,595	613,512
4.00% to 4.99%	58,952	11,195	50,404	16,617	15,298	468,452
5.00% to 5.99%	24,945	10,596	31,125	23,120	8,402	274,699
6.00% to 6.99%	9,000	12,985	-	-	-	31,000
7.00% to 7.99%	445	523	566	612	663	30,257
8.00% to 8.99%	392	521	563	611	1,662	2,816
9.00% to 9.99%	700	5,700	700	2,400	4,900	12,000
10.00% to 10.99%	-	6,000	-	-	-	-
Total	$150,671	$103,902	$89,630	$49,421	$36,842	$1,455,167

In December 2016, Aqua Pennsylvania issued $85,000 of first mortgage bonds, of which $25,000 is due in 2051 and $60,000 is due in 2056 with interest rates of 3.85% and 3.95%, respectively.  In January 2017, Aqua Pennsylvania issued $50,000 of first mortgage bonds, of which $10,000 is due in 2042 and $40,000 is due in 2044 with interest rates of 3.65% and 3.69%, respectively.  The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

In November 2016, the Company issued $125,000 of senior notes, of which $35,000 is due in 2031,  $30,000 is due in 2034,  $25,000 is due in 2035,  $10,000 is due in 2038, and $25,000 is due in 2041 with interest rates of 3.01%,  3.19%,  3.25%,  3.41%, and 3.57%, respectively.  The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

In December 2015, Aqua Pennsylvania issued $210,000 of first mortgage bonds, of which $65,000 is due in 2036,  $20,000 is due in 2037,  $25,000 is due in 2038,  $60,000 is due in 2046,  $20,000 is due in 2047, and $20,000 is due in 2048 with interest rates of 3.77%,  3.82%,  3.85%,  4.16%,  4.18%, and 4.20%, respectively.  The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

In October 2015, Aqua Pennsylvania provided notice for the early redemption of $4,000 of first mortgage bonds at 8.14% that were originally maturing in 2025 and $95,985 of tax-exempt bonds at 5.00% that were originally maturing between 2035 and 2038.  Upon early redemption in December 2015 of the tax-exempt bonds, a gain of $678 was recognized resulting from the recognition of the unamortized issuance premium.

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

As of December 31, 2016 and 2015, the Company did not have any funds restricted for construction activity.

The weighted average cost of long-term debt at December 31, 2016 and 2015 was 4.23% and 4.44%, respectively.  The weighted average cost of fixed rate long-term debt at December 31, 2016 and 2015 was 4.26% and 4.57%, respectively.

The Company has a five-year unsecured revolving credit facility, which was amended in February 2016 to extend the expiration from March 2017 to February 2021, to increase the facility from $200,000 to $250,000, and added a fourth bank to the lending group.  Included within this facility is a $15,000 sublimit for daily demand loans.  Funds borrowed under this facility are classified as long-term debt and are used to provide working capital as well as support for letters of credit for insurance policies and other financing arrangements.  As of December 31, 2016, the Company has the following sublimits and available capacity under the credit facility:  $50,000 letter of credit sublimit, $32,439 of letters of credit available capacity, $0  borrowed under the swing-line commitment, and $25,000 of funds borrowed under the agreement.  Interest under this facility is based at the Company’s option, on the prime rate, an adjusted Euro-Rate, an adjusted federal funds rate or at rates offered by the banks.  A facility fee is charged on the total commitment amount of the agreement.  Under this facility the average cost of borrowings was 1.54% and 0.87%, and the average borrowing was $89,374 and $82,880, during 2016 and 2015, respectively.

The Company is obligated to comply with covenants under some of its loan and debt agreements.  These covenants contain a number of restrictive financial covenants, which among other things limit, subject to specific exceptions, the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense.  During 2016, the Company was in compliance with its debt covenants under its credit facilities.  Failure to comply with the Company’s debt covenants could result in an event of default, which could result in the Company being required to repay or finance its borrowings before their due date, possibly limiting the Company’s future borrowings, and increasing its borrowing costs.

Loans Payable – In November 2016, Aqua Pennsylvania renewed its $100,000 364-day unsecured revolving credit facility with four banks.  The funds borrowed under this agreement are classified as loans payable and used to provide working capital.  As of December 31, 2016 and 2015, funds borrowed under the agreement were $5,545 and $7,281, respectively.  Interest under this facility is based, at the borrower’s option, on the prime rate, an adjusted federal funds rate, an adjusted London Interbank Offered Rate corresponding to the interest period selected, an adjusted Euro-Rate corresponding to the interest period selected or at rates offered by the banks.  This agreement restricts short-term borrowings of Aqua Pennsylvania.  A commitment fee of 0.05% is charged on the total commitment amount of Aqua Pennsylvania’s revolving credit agreement.  The average cost of borrowing under the facility was 1.18% and 0.86%, and the average borrowing was $29,760 and $25,486, during 2016 and 2015, respectively. The maximum amount outstanding at the end of any one month was $52,905 and $40,000 in 2016 and 2015, respectively.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

At December 31, 2016 and 2015, the Company had other combined short-term lines of credit of $35,500.  Funds borrowed under these lines are classified as loans payable and are used to provide working capital.  As of December 31, 2016 and 2015, funds borrowed under the short-term lines of credit were $990 and $9,440, respectively.  The average borrowing under the lines was $2,944 and $5,132 during 2016 and 2015, respectively.  The maximum amount outstanding at the end of any one month was $9,440 in 2016 and 2015, respectively.  Interest under the lines is based at the Company’s option, depending on the line, on the prime rate, an adjusted Euro-Rate, an adjusted federal funds rate or at rates offered by the banks.  The average cost of borrowings under all lines during 2016 and 2015 was 1.24% and 0.99%, respectively.

Interest Income and Expense– Interest income of $217,  $272, and $316 was netted against interest expense on the consolidated statement of net income for the years ended December 31, 2016, 2015, and 2014, respectively.  The total interest cost was $80,811,  $76,808, and $76,713 in 2016, 2015, and 2014, including amounts capitalized of $8,815,  $6,219, and $5,134, respectively.

Note 11 – Fair Value of Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value, with the exception of long-term debt, as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing level 2 methods and assumptions.  As of December 31, 2016 and 2015, the carrying amounts of the Company's cash and cash equivalents were $3,763 and $3,229, which equates to their fair value.  The fair value of “available-for-sale” securities to fund our deferred compensation plan liability, which represents mutual funds, is determined based on quoted market prices from active markets.  As of December 31, 2016 and 2015, the carrying amount of these securities was $17,072 and $10,284.  The fair value of funds restricted for construction activity and loans payable are determined based on their carrying amount and utilizing level 1 methods and assumptions.  As of December 31, 2016 and 2015, the Company did not have any funds restricted for construction activity.  As of December 31, 2016 and 2015, the carrying amount of the Company’s loans payable was $6,535 and $16,721, respectively, which equates to their estimated fair value.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	December 31,
	2016	2015
Carrying amount	$1,910,633	$1,779,205
Estimated fair value	2,018,933	1,905,393

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing level 2 methods and assumptions.  The Company’s customers’ advances for construction have a carrying value of $91,843 and $86,934 at December 31, 2016 and 2015, respectively.  Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.  Portions of these non-interest bearing instruments are payable annually through 2026 and amounts not paid by the contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 12 – Stockholders’ Equity

At December 31, 2016, the Company had 300,000,000 shares of common stock authorized; par value $0.50.  Shares outstanding and treasury shares held were as follows:

	December 31,
	2016	2015	2014
Shares outstanding	177,394,376	176,544,091	176,753,270
Treasury shares	2,916,969	2,819,569	1,837,984

At December 31, 2016, the Company had 1,770,819 shares of authorized but unissued Series Preferred Stock, $1.00 par value.

In February 2015, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) to allow for the potential future sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities and other securities specified therein at indeterminate prices.

In February 2015, the Company filed a registration statement with the SEC which permits the offering, from time to time, of an aggregate of $500,000 in shares of common stock and shares of preferred stock in connection with acquisitions.  During 2016, 439,943 shares of common stock totaling $12,845 were issued by the Company to acquire a water utility system.  The balance remaining available for use under the acquisition shelf registration as of December 31, 2016 is $487,155.

The form and terms of any securities issued under the universal shelf registration statement and the acquisition shelf registration statement will be determined at the time of issuance.

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“Plan”) that allows reinvested dividends to be used to purchase shares of common stock at a five percent discount from the current market value.  Under the direct stock purchase program, shares are purchased by investors at a five percent discount from the market price.  The shares issued under the Plan are either shares purchased by the Company’s transfer agent in the open-market or original issue shares.  In 2016, 2015, and 2014, 484,645, 535,439, and 558,317 shares of the Company were purchased under the dividend reinvestment portion of the Plan by the Company’s transfer agent in the open-market for $14,916, $14,380, and $14,148, respectively.  During 2016 and 2015, under the dividend reinvestment portion of the Plan, 47,478 and 26,295 original issue shares of common stock were sold, providing the Company with proceeds of $1,388 and $677, respectively.  During 2014 to minimize share dilution, the Company did not sell original issue shares of common stock under the Plan.

In October 2013, the Company’s Board of Directors approved a resolution authorizing the Company to purchase, from time to time, up to 685,348 shares of its common stock in the open market or through privately negotiated transactions.  This authorization renewed the number of shares that had remained, when affected for stock splits, from an existing share buy-back authorization from 1997.  The specific timing, amount and other terms of repurchases will depend on market conditions, regulatory requirements and other factors.  In 2014, we repurchased 560,000 shares of our common stock in the open market for $13,280.  In December 2014, the Company’s Board of Directors authorized a share buyback program, commencing in 2015, of up to 1,000,000 shares to minimize share dilution through timely and orderly share repurchases.  In December 2015, the Company’s Board of Directors added 400,000 shares to this program.  In 2016, we did not repurchase any shares of our common stock in the open market.  In 2015, we repurchased 805,000 shares of the Company’s common stock in the open market for $20,502.  This program expired on December 31, 2016.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The Company’s accumulated other comprehensive income is reported in the stockholders’ equity section of the consolidated balance sheets, the consolidated statements of equity, and the related components of other comprehensive income are reported in the consolidated statements of comprehensive income.  The Company reports its unrealized gains or losses on investments as other comprehensive income and accumulated other comprehensive income.  The Company recorded a regulatory asset for its underfunded status of its pension and other post-retirement benefit plans that would otherwise be charged to other comprehensive income, as it anticipates recovery of its costs through customer rates.

Note 13 – Net Income per Common Share and Equity per Common Share

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive shares.  The dilutive effect of employee stock-based compensation is included in the computation of diluted net income per share.  The dilutive effect of stock-based compensation is calculated by using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation.  The following table summarizes the shares, in thousands, used in computing basic and diluted net income per share:

	Years ended December 31,
	2016	2015	2014
Average common shares outstanding during the period for basic computation	177,273	176,788	176,864
Effect of dilutive securities:
Employee stock-based compensation	573	729	899
Average common shares outstanding during the period for diluted computation	177,846	177,517	177,763

For the years ended December 31, 2016, 2015, and 2014, all of the Company’s employee stock options were included in the calculation of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods.

Equity per common share was $10.43 and $9.78 at December 31, 2016 and 2015, respectively.  These amounts were computed by dividing Aqua America stockholders’ equity by the number of shares of common stock outstanding at the end of each year.

Note 14 – Employee Stock and Incentive Plan

Under the Company’s 2009 Omnibus Equity Compensation Plan, as amended as of February 27, 2014 (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  No further grants may be made under the 2004 Plan.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 3,125,000 shares under the 2009 Plan may be issued pursuant to stock award, stock units and other stock-based awards, subject to adjustment as provided in the 2009 Plan.  During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the 2009 Plan for more than 500,000 shares of common stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the 2009 Plan.  Awards to employees and consultants under the 2009 Plan are made by a committee of the Board of Directors, except that with respect to awards to the Chief Executive Officer, the committee

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

recommends those awards for approval by the non-employee directors of the Board of Directors.  In the case of awards to non-employee directors, the Board of Directors makes such awards.  At December 31, 2016, 3,952,869 shares underlying stock-based compensation awards were still available for grant under the 2009 Plan.

The recording of compensation expense for share-based compensation has no impact on net cash flows and results in the reclassification on the consolidated cash flow statements of related tax benefits from cash flows from operating activities to cash flows from financing activities to the extent these tax benefits exceed the associated compensation cost.

Performance Share Units – During 2016, 2015, and 2014, the Company granted performance share units.  A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three year performance period specified in the grant, subject to exceptions through the respective vesting periods, generally three years.  Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals, which consisted of the following metrics for the 2016 grant:

•	27.5% of the PSUs could be earned based on the Company’s total shareholder return (“TSR”) compared to the TSR for a specific peer group of investor-owned water companies (a market-based condition);

•	27.5% of the PSUs could be earned based on the Company’s TSR compared to the TSR for the companies listed in the Standard and Poor’ Midcap Utilities Index (a market-based condition);

•	25% of the PSUs could be earned based on the achievement of a targeted cumulative level of rate base growth as a result of acquisitions (a performance-based condition); and

•

And 20% of the PSUs could be earned based on the achievement of targets for maintaining consolidated operations and maintenance expenses over the three year measurement period (a performance-based condition).

The performance goals of the 2015 and 2014 grants consisted of the following metrics:

•	30% of the PSUs could be earned based on the Company’s TSR compared to the TSR for a specific peer group of investor-owned water companies (a market-based condition);

•	30% of the PSUs could be earned based on the Company’s TSR compared to the TSR for the companies listed in the Standard and Poor’s Midcap Utilities Index (a market-based condition);

•

20% of the PSUs could be earned based on maintaining an average ratio of operations and maintenance expenses as a percentage of revenues at Aqua Pennsylvania compared to a target average ratio for the three year performance period (a performance-based condition); and

•

20% of the PSUs could be earned based on earning a cumulative total earnings before taxes for the Company operations other than Aqua Pennsylvania for the three year performance period compared to a target (a performance-based condition).

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table provides compensation costs for PSUs:

	Years ended December 31,
	2016	2015	2014
Stock-based compensation within operations and maintenance expense	$3,823	4,419	$4,996
Income tax benefit	1,552	1,796	2,044

The following table summarizes nonvested PSU transactions for the year ended December 31, 2016:

	Number of Share Units	Weighted Average Fair Value
Nonvested share units at beginning of period	424,858	$25.78
Granted	152,750	28.89
Performance criteria adjustment	66,512	26.65
Forfeited	(21,964)	26.85
Share units vested in prior period and issued in current period	44,625	26.88
Share units issued	(189,885)	23.25
Nonvested share units at end of period	476,896	$27.96

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses the probabilities of various outcomes of market conditions.  The other portion of the fair value of the PSUs associated with performance-based conditions was based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The fair value of each PSU grant is amortized into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months.  The accrual of compensation costs is based on an estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.  The recording of compensation expense for PSUs has no impact on net cash flows.  The following table provides the assumptions used in the pricing model for the grant, the resulting grant date fair value of PSUs, and the intrinsic value and fair value of PSUs that vested during the year:

	Years ended December 31,
	2016	2015	2014
Expected term (years)	3.0	3.0	3.0
Risk-free interest rate	0.91%	1.03%	0.68%
Expected volatility	17.9%	16.9%	19.8%
Weighted average fair value of PSUs granted	$28.89	$26.46	$25.31
Intrinsic value of vested PSUs	$5,912	$7,964	$4,327
Fair value of vested PSUs	$5,104	$6,416	$3,297

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

As of December 31, 2016, $5,444 of unrecognized compensation costs related to PSUs is expected to be recognized over a weighted average period of approximately 1.8 years.    The aggregate intrinsic value of PSUs as of December 31, 2016 was $15,582.  The aggregate intrinsic value of PSUs is based on the number of nonvested share units and the market value of the Company’s common stock as of the period end date.

Restricted Stock Units – A restricted stock unit (“RSU”) represents the right to receive a share of the Company’s common stock and is valued based on the fair market value of the Company’s stock on the date of grant.  RSUs are eligible to be earned at the end of a specified restricted period, generally three years, beginning on the date of grant.  In some cases, the right to receive the shares is subject to specific performance goals established at the time the grant is made.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the RSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the RSUs.  The following table provides compensation costs for RSUs:

	Years ended December 31,
	2016	2015	2014
Stock-based compensation within operations and maintenance expense	$1,061	$1,076	$1,122
Income tax benefit	438	444	464

The following table summarizes nonvested RSU transactions for the year ended December 31, 2016:

	Number of Stock Units	Weighted Average Fair Value
Nonvested stock units at beginning of period	88,353	$24.94
Granted	50,612	32.08
Stock units vested and issued	(25,740)	23.51
Forfeited	(3,952)	27.81
Nonvested stock units at end of period	109,273	$28.48

The following table summarizes the value of RSUs:

	Years ended December 31,
	2016	2015	2014
Weighted average fair value of RSUs granted	$32.08	$26.00	$24.80
Intrinsic value of vested RSUs	805	2,327	759
Fair value of vested RSUs	605	1,904	544

As of December 31, 2016, $1,498 of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of approximately 1.8 years.  The aggregate intrinsic value of RSUs as of December 31, 2016 was $3,283.  The aggregate intrinsic value of RSUs is based on the number of nonvested stock units and the market value of the Company’s common stock as of the period end date.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Stock Options – The following table provides compensation costs for stock options:

	Years ended December 31,
	2016	2015	2014
Income tax benefit	$260	$193	$189

There were no stock options granted during the years ended December 31, 2016, 2015, and 2014.

Options under the plans were issued at the closing market price of the stock on the day of the grant.  Options are exercisable in installments of 33% annually, starting one year from the date of the grant and expire 10 years from the date of the grant.  The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model, which relies on assumptions that require management’s judgment.

The following table summarizes stock option transactions for the year ended December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding, beginning of year	659,533	$16.62
Forfeited	-	-
Expired / Cancelled	(3,436)	16.15
Exercised	(228,762)	18.62
Outstanding and exercisable at end of year	427,335	$15.55	1.9	$6,190

The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the closing market price of stock on the date of grant.  The following table summarizes the aggregate intrinsic value of stock options exercised and the fair value of stock options which became vested:

	Years ended December 31,
	2016	2015	2014
Intrinsic value of options exercised	$2,945	$4,154	$4,054

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table summarizes information about the options outstanding and options exercisable as of December 31, 2016:

	Options Outstanding and Exercisable
	Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Range of prices:
$13.00 - 14.99	121,707	3.1	$13.72
$15.00 - 15.99	127,779	2.2	15.30
$16.00 - 16.99	117,025	1.2	16.15
$17.00 - 19.99	60,824	0.1	18.61
	427,335	1.9	$15.55

As of December 31, 2016, there were no unrecognized compensation costs related to nonvested stock options granted under the plans.

Restricted Stock – Restricted stock awards provide the grantee with the rights of a shareholder, including the right to receive dividends and to vote such shares, but not the right to sell or otherwise transfer the shares during the restriction period.  Restricted stock awards result in compensation expense which is equal to the fair market value of the stock on the date of the grant and is amortized ratably over the restriction period. The Company expects forfeitures of restricted stock to be de minimis.

The following table provides compensation costs for restricted stock:

	Years ended December 31,
	2016	2015	2014
Stock-based compensation within operations and maintenance expense	$-	$-	$691
Income tax benefit	-	-	287

The following table summarizes the value of restricted stock awards:

	Years ended December 31,
	2016	2015	2014
Intrinsic value of restricted stock awards vested	$-	$860	$1,097
Fair value of restricted stock awards vested	-	553	906
Weighted average fair value of restricted stock awards granted	-	-	25.19

As of December 31, 2016, there were no unrecognized compensation costs related to nonvested restricted stock as restricted stock was fully amortized in 2014.  Additionally, there was no restricted stock granted during the years ended December 31, 2016 and 2015.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Stock Awards – The following table provides compensation costs for stock-based compensation related to stock awards:

	Years ended December 31,
	2016	2015	2014
Stock-based compensation within operations and maintenance expense	$506	$365	$-
Income tax benefit	210	151	-

The following table summarizes stock award transactions for year ended December 31, 2016:

	Number of Stock Units		Weighted Average Fair Value
Nonvested stock awards at beginning of period	-		$-
Granted	15,877		31.87
Vested	(15,877)		31.87
Nonvested stock units at end of period	-	$

The per unit weighted-average fair value at the date of grant for stock awards granted during the years ended December 31, 2016 and 2015 was $31.87 and $26.44, respectively.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 15 – Pension Plans and Other Post-retirement Benefits

The Company maintains a qualified, defined benefit pension plan that covers its full-time employees who were hired prior to April 1, 2003.  Retirement benefits under the plan are generally based on the employee’s total years of service and compensation during the last five years of employment. The Company’s policy is to fund the plan annually at a level which is deductible for income tax purposes and which provides assets sufficient to meet its pension obligations over time.  To offset some limitations imposed by the Internal Revenue Code with respect to payments under qualified plans, the Company has a non-qualified Supplemental Pension Benefit Plan for Salaried Employees in order to prevent some employees from being penalized by these limitations, and to provide certain retirement benefits based on employee’s years of service and compensation.  The Company also has non-qualified Supplemental Executive Retirement Plans for some current and retired employees.  The net pension costs and obligations of the qualified and non-qualified plans are included in the tables which follow.  Employees hired after April 1, 2003 may participate in a defined contribution plan that provides a Company matching contribution on amounts contributed by participants and an annual profit-sharing contribution based upon a percentage of the eligible participants’ compensation.

In August 2014, the Company announced changes to the way it will provide future retirement benefits to employees acquired through a prior acquisition.  Effective January 1, 2015, the Company began providing future retirement benefits for these employees through its defined contribution plan.  As a result, no further service will be considered in future accruals in the qualified defined benefit pension plan after December 31, 2014, and as a result of this change, the Company recognized a curtailment loss of $84 in 2014.

Effective July 1, 2015, the Company added a permanent lump sum option to the form of benefit payments offered to participants of the qualified defined benefit pension plan upon retirement or termination.  The plan paid $5,329 during the second half of 2015 to participants who elected this option and $9,990 during 2016.

In addition to providing pension benefits, the Company offers post-retirement benefits other than pensions to employees hired before April 1, 2003 and retiring with a minimum level of service.  These benefits include continuation of medical and prescription drug benefits, or a cash contribution toward such benefits, for eligible retirees and life insurance benefits for eligible retirees.  The Company funds these benefits through various trust accounts.  The benefits of retired officers and other eligible retirees are paid by the Company and not from plan assets due to limitations imposed by the Internal Revenue Code.

In 2016 the Company recognized a settlement loss of $2,895, which results from lump sum payments from the non-qualified plans exceeding the threshold of service and interest cost for the period.  A settlement loss is the recognition of unrecognized pension benefit costs that would have been incurred in subsequent periods.  The Company recorded this settlement loss as a regulatory asset, as it is probable of recovery in future rates, which will be amortized into pension benefit costs.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

	Pension Benefits	Other Post-retirement Benefits
Years:
2017	$20,791	$2,025
2018	20,640	2,296
2019	20,240	2,570
2020	21,369	2,815
2021	20,824	2,974
2022-2026	104,672	17,701

The changes in the benefit obligation and fair value of plan assets, the funded status of the plans and the assumptions used in the measurement of the company’s benefit obligation are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at January 1,	$306,539	$311,609	$65,137	$71,958
Service cost	3,179	3,349	1,014	1,224
Interest cost	13,038	12,955	2,927	2,802
Actuarial (gain) loss	15,321	(7,778)	1,400	(6,527)
Plan participants' contributions	-	-	170	204
Benefits paid	(21,861)	(17,118)	(1,336)	(1,270)
Plan amendments	-	3,220	-	(3,254)
Settlements	(7,742)	-	-	-
Special termination benefits	(302)	302	-	-
Benefit obligation at December 31,	308,172	306,539	69,312	65,137

Change in plan assets:
Fair value of plan assets at January 1,	238,605	244,897	43,704	43,326
Actual return on plan assets	17,375	(3,058)	2,149	(998)
Employer contributions	16,285	13,884	1,360	2,428
Benefits paid	(21,861)	(17,118)	(1,128)	(1,052)
Settlements	(7,742)	-	-	-
Special termination benefits	(302)	-	-	-
Fair value of plan assets at December 31,	242,360	238,605	46,085	43,704

Funded status of plan:
Net amount recognized at December 31,	$65,812	$67,934	$23,227	$21,433

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

 The following table provides the net liability recognized on the consolidated balance sheets at December 31,:

	Pension Benefits		Other Post-retirement Benefits
	2016	2015	2016	2015
Current liability	$613	$8,370	$-	$-
Noncurrent liability	65,199	59,564	23,226	21,433
Net liability recognized	$65,812	$67,934	$23,226	21,433

At December 31, 2016 and 2015, the Company’s pension plans had benefit obligations in excess of its plan assets.  The following tables provide the projected benefit obligation, the accumulated benefit obligation and fair market value of the plan assets as of December 31,:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
	2016	2015
Projected benefit obligation	$308,172	$306,539
Fair value of plan assets	242,360	238,605

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2016	2015
Accumulated benefit obligation	$291,889	$291,132
Fair value of plan assets	242,360	238,605

The following table provides the components of net periodic benefit costs for the years ended December 31,:

	Pension Benefits			Other Post-retirement Benefits
	2016	2015	2014	2016	2015	2014
Service cost	$3,179	$3,349	$4,295	$1,014	$1,224	$1,161
Interest cost	13,038	12,955	14,153	2,927	2,802	2,903
Expected return on plan assets	(16,910)	(18,702)	(17,601)	(2,647)	(2,923)	(2,742)
Amortization of prior service cost (credit)	578	174	277	(549)	(687)	(278)
Amortization of actuarial loss	7,153	5,993	2,256	926	1,282	260
Settlement loss	2,895	-	-	-	-	-
Curtailment loss	-	-	84	-	-	-
Special termination benefits	302	-	-	-	-	-
Net periodic benefit cost	$10,235	$3,769	$3,464	$1,671	$1,698	$1,304

The Company records the underfunded status of its pension and other post-retirement benefit plans on its consolidated balance sheets and records a regulatory asset for these costs that would otherwise be charged to stockholders’ equity, as the Company anticipates recoverability of the costs through customer rates to be probable.  The Company’s pension and other post-retirement benefit plans were underfunded at December 31, 2016 and 2015.  Changes in the plans’ funded status will affect the assets and liabilities recorded on the balance

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

sheet.  Due to the Company’s regulatory treatment, the recognition of the funded status is recorded as a regulatory asset pursuant to the FASB’s accounting guidance for regulated operations.

The following table provides the amounts recognized in regulatory assets that have not been recognized as components of net periodic benefit cost as of December 31,:

	Pension Benefits		Other Post-retirement Benefits
	2016	2015	2016	2015
Net actuarial loss	$92,436	$87,930	$15,441	$14,469
Prior service cost (credit)	3,841	4,419	(2,378)	(2,926)
Total recognized in regulatory assets	$96,277	$92,349	$13,063	$11,543

The following table provides the estimated net actuarial loss and prior service cost for the Company’s pension plans that will be amortized from regulatory asset into net periodic benefit cost for the year ended December 31, 2017:

	Pension Benefits	Other Post-retirement Benefits
Net actuarial loss	$8,023	$1,165
Prior service cost (credit)	579	(509)

Accounting for pensions and other post-retirement benefits requires an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the Company’s employees, mortality, turnover and medical costs.  Each assumption is reviewed annually with assistance from the Company’s actuarial consultant who provides guidance in establishing the assumptions. The assumptions are selected to represent the average expected experience over time and may differ in any one year from actual experience due to changes in capital markets and the overall economy.  These differences will impact the amount of pension and other post-retirement benefit expense that the Company recognizes.

The significant assumptions related to the Company’s benefit obligations are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2016	2015	2016	2015
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31,
Discount rate	4.13%	4.48%	4.25%	4.60%
Rate of compensation increase	3.0-4.0%	3.0-4.0%	n/a	n/a

Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations as of December 31,
Health care cost trend rate	n/a	n/a	6.6%	7.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	n/a	n/a	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2020	2021

n/a – Assumption is not applicable.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The significant assumptions related to the Company’s net periodic benefit costs are as follows:

	Pension Benefits			Other Post-retirement Benefits
	2016	2015	2014	2016	2015	2014
Weighted Average Assumptions Used to Determine Net Periodic Benefit Costs for Years Ended December 31,
Discount rate	4.48%	4.20%	5.12%	4.60%	4.17%	5.12%
Expected return on plan assets	7.25%	7.50%	7.50%	4.83-7.25%	5.00-7.50%	5.00-7.50%
Rate of compensation increase	3.0-4.0%	3.0-4.0%	4.0-4.5%	n/a	n/a	n/a

Assumed Health Care Cost Trend Rates Used to Determine Net Periodic Benefit Costs for Years Ended December 31,
Health care cost trend rate	n/a	n/a	n/a	7.0%	7.0%	7.5%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2021	2019	2019

n/a – Assumption is not applicable.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Assumed health-care trend rates have a significant effect on the expense and liabilities for other post-retirement benefit plans.  The health care trend rate is based on historical rates and expected market conditions.  A one-percentage point change in the assumed health-care cost trend rates would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on the health-care component of the accrued other post-retirement benefit obligation	$4,456	$(3,981)
Effect on aggregate service and interest cost components of net periodic post-retirement health-care benefit cost	$267	$(243)

The Company’s discount rate assumption, which is utilized to calculate the present value of the projected benefit payments of our post-retirement benefits, was determined by selecting a hypothetical portfolio of high quality corporate bonds appropriate to match the projected benefit payments of the plans.  The selected bond portfolio was derived from a universe of Aa-graded corporate bonds, all of which were noncallable (or callable with make-whole provisions), and have at least $50,000 in outstanding value.  The discount rate was then developed as the rate that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments.  The Company’s pension expense and liability (benefit obligations) increases as the discount rate is reduced.

The Company’s expected return on plan assets is determined by evaluating the asset class return expectations with its advisors as well as actual, long-term, historical results of our asset returns.  The Company’s market related value of plan assets is equal to the fair value of the plan’s assets as of the last day of its fiscal year, and is a determinant for the expected return on plan assets which is a component of post-retirement benefits expense.  The Company’s pension expense increases as the expected return on plan assets decreases.  For 2016, the Company used a 7.25% expected return on plan assets assumption which will decrease to 7.00% for 2017.  The Company believes its actual long-term asset allocation on average will approximate the targeted allocation.  The Company’s investment strategy is to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. Investment returns are compared to benchmarks that include the S&P 500 Index, the Barclays Capital Intermediate Government/Credit Index, and a combination of the two indices.  The Pension Committee meets semi-annually to review plan investments and management monitors investment performance quarterly through a performance report prepared by an external consulting firm.

The Company’s pension plan asset allocation and the target allocation by asset class are as follows:

		Percentage of Plan Assets at December 31,
	Target Allocation	2016	2015
Domestic equities	25 to 75%	65%	63%
International equities	0 to 10%	6%	6%
Fixed income	25 to 50%	19%	24%
Alternative investments	0 to 5%	2%	3%
Cash and cash equivalents	0 to 20%	8%	4%
Total	100%	100%	100%

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The fair value of the Company’s pension plans’ assets at December 31, 2016 by asset class are as follows:

	Level 1	Level 2	Level 3	Total
Domestic equities: (1)
Common stocks	$152,740	$-	$-	$152,740
Mutual funds	3,668	-	-	3,668
International equities (2)	13,813	-	-	13,813
Fixed income: (3)
U.S. Treasury and government agency bonds	-	11,170	-	11,170
Corporate and foreign bonds	-	24,385	-	24,385
Mutual funds	9,752		-	9,752
Alternative investments: (4)
Real estate	2,613	-	-	2,613
Commodity funds	1,279	-	-	1,279
Cash and cash equivalents (5)	348	22,592	-	22,940
Total pension assets	$184,213	$58,147	$-	$242,360

The fair value of the Company’s pension plans’ assets at December 31, 2015 by asset class are as follows:

	Level 1	Level 2	Level 3	Total
Domestic equities: (1)
Common stocks	$146,970	$-	$-	$146,970
Mutual funds	3,605	-	-	3,605
International equities (2)	14,180	-	-	14,180
Fixed income: (3)
U.S. Treasury and government agency bonds	-	22,953	-	22,953
Corporate and foreign bonds	-	13,579	-	13,579
Mutual funds	21,523	-	-	21,523
Alternative investments: (4)
Real estate	5,981	-	-	5,981
Commodity funds	1,169	-	-	1,169
Cash and cash equivalents (5)	50	8,595	-	8,645
Total pension assets	$193,478	$45,127	$-	$238,605

(1)

Investments in common stocks are valued using unadjusted quoted prices obtained from active markets.  Investments in equity mutual funds, which invest in stocks, are valued using the net asset value per unit as obtained from quoted market prices from active markets.

(2)	Investments in international equities are valued using unadjusted quoted prices obtained from active markets.

(3)

Investments in U.S. Treasury and government agency bonds and corporate and foreign bonds are valued by a pricing service which utilizes pricing models that incorporate available trade, bid, and other market

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

information to value the fixed income securities.  Investments in fixed income mutual funds, which invest in bonds, are valued using the net asset value per unit as obtained from quoted market prices in active markets.

(4)	Alternative investments are comprised of real estate funds, real estate investment trusts, and commodity funds, and are valued using unadjusted quoted prices obtained from active markets.

(5)

Cash and cash equivalents are comprised of both uninvested cash and money market funds.  The uninvested cash is valued based on its carrying value, and the money market funds are valued utilizing the net asset value per unit based on the fair value of the underlying assets as determined by the fund’s investment managers.

Equity securities include our common stock in the amounts of $20,632 or 8.5% and $19,958 or  8.4% of total pension plans’ assets as of December 31, 2016 and 2015, respectively.

The asset allocation for the Company’s other post-retirement benefit plans and the target allocation by asset class are as follows:

		Percentage of Plan Assets at December 31,
	Target Allocation	2016	2015
Domestic equities	25 to 75%	52%	54%
International equities	0 to 10%	3%	2%
Fixed income	25 to 50%	25%	26%
Alternative investments	0 to 5%	0%	0%
Cash and cash equivalents	0 to 20%	20%	18%
Total	100%	100%	100%

The fair value of the Company’s other post-retirement benefit plans’ assets at December 31, 2016 by asset class are as follows:

	Level 1	Level 2	Level 3	Total
Domestic equities: (1)
Common stocks	$10,667	$-	$-	$10,667
Mutual funds	13,464	-	-	13,464
International equities (2)	1,242	-	-	1,242
Fixed income: (3)
U.S. Treasury and government agency bonds	-	4,968	-	4,968
Corporate and foreign bonds	-	6,347	-	6,347
Alternative investments (4)	172	-	-	172
Cash and cash equivalents (5)	-	9,225	-	9,225
Total other post-retirement assets	$25,545	$20,540	$-	$46,085

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The fair value of the Company’s other post-retirement benefit plans’ assets at December 31, 2015 by asset class are as follows:

	Level 1	Level 2	Level 3	Total
Domestic equities: (1)
Common stocks	$11,772	$-	$-	$11,772
Mutual funds	12,030	-	-	12,030
International equities (2)	1,078	-	-	1,078
Fixed income: (3)
U.S. Treasury and government agency bonds	-	4,551	-	4,551
Corporate and foreign bonds	-	4,476	-	4,476
Mutual funds	2,177	-	-	2,177
Cash and cash equivalents (5)	-	7,620	-	7,620
Total other post-retirement assets	$27,057	$16,647	$-	$43,704

(1)

Investments in common stocks are valued using unadjusted quoted prices obtained from active markets.  Investments in equity mutual funds, which invest in stocks, are valued using the net asset value per unit as obtained from quoted market prices from active markets.

(2)	Investments in international equities are valued using unadjusted quoted prices obtained from active markets.

(3)

Investments in U.S. Treasury and government agency bonds and corporate and foreign bonds are valued by a pricing service which utilizes pricing models that incorporate available trade, bid, and other market information to value the fixed income securities.  Investments in fixed income mutual funds, which invest in bonds, are valued using the net asset value per unit as obtained from quoted market prices in active markets.

(4)	Investments in alternative investments are comprised of investments in real estate funds and real estate investment trusts and are valued using unadjusted quoted prices obtained from active markets.

(5)

Cash and cash equivalents is comprised of money market funds, which are valued utilizing the net asset value per unit based on the fair value of the underlying assets as determined by the fund’s investment managers.

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements.  In accordance with funding rules and the Company’s funding policy, during 2017 our pension contribution is expected to be $15,421.

The Company has a 401(k) savings plan, which is a defined contribution plan and covers substantially all employees.  The Company makes matching contributions that are initially invested in our common stock based on a percentage of an employee’s contribution, subject to specific limitations.  Participants may diversify their Company matching account balances into other investments offered under the 401(k) savings plan.  The Company’s contributions, which are recorded as compensation expense, were $4,988, $5,001,  and $3,051, for the years ended December 31, 2016, 2015, and 2014, respectively.

Note 16 – Water and Wastewater Rates

On June 7, 2012, Aqua Pennsylvania reached a settlement agreement in its rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provided for a reduction in current income tax expense as a result of the recognition of qualifying income tax benefits upon Aqua Pennsylvania changing its

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

tax accounting method to permit the expensing of qualifying utility asset improvement costs that historically have been capitalized and depreciated for book and tax purposes.  In December 2012, Aqua Pennsylvania implemented this change which provides for the flow-through of income tax benefits that resulted in a substantial reduction in income tax expense and greater net income and cash flow.  This change allowed Aqua Pennsylvania to suspend its water Distribution System Improvement Charges in 2013 and lengthen the amount of time until the next Aqua Pennsylvania rate case is filed.

The Company’s operating subsidiaries were allowed rate increases totaling $3,589 in 2016, $3,347 in 2015, and $9,886 in 2014, represented by seven,  four, and twelve rate decisions, respectively.  Revenues from these increases realized in the year of grant were approximately $1,801,  $2,887, and $5,375 in 2016, 2015, and 2014, respectively.

Six states in which the Company operates permit water utilities, and in five states wastewater utilities, to add a surcharge to their water or wastewater bills to offset the additional depreciation and capital costs related to infrastructure system replacement and rehabilitation projects completed and placed into service between base rate filings.  Currently, Pennsylvania, Illinois, Ohio, Indiana, New Jersey, and North Carolina allow for the use of this surcharge.  The surcharge for infrastructure system replacements and rehabilitations is typically adjusted periodically based on additional qualified capital expenditures completed or anticipated in a future period, is capped as a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  The surcharge for infrastructure system replacements and rehabilitations provided revenues in 2016, 2015, and 2014 of $7,379,  $3,261, and $4,598, respectively.

Note 17 – Segment Information

The Company has ten operating segments and one reportable segment.  The Regulated segment, the Company’s single reportable segment, is comprised of eight operating segments representing our water and wastewater regulated utility companies which are organized by the states where we provide water and wastewater services.  These operating segments are aggregated into one reportable segment since each of these operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment.

Two operating segments are included within the Other category below.  These segments are not quantitatively significant and are comprised of Aqua Resources and Aqua Infrastructure.  In addition to these segments, Other is comprised of other business activities not included in the reportable segment, including corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.  Corporate costs include general and administrative expenses, and interest expense.

AQUA AMERICA, INC. AND SUBSIDIArIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table presents information about the Company’s reportable segment:

		2016			2015
		Other and			Other and
	Regulated	Eliminations	Consolidated	Regulated	Eliminations	Consolidated
Operating revenues	$800,107	$19,768	$819,875	$779,613	$34,591	$814,204
Operations and maintenance expense	285,347	19,550	304,897	282,866	26,444	309,310
Depreciation	131,835	(848)	130,987	125,146	144	125,290
Operating income (loss)	326,933	(1,348)	325,585	315,876	5,224	321,100
Interest expense, net	76,222	4,372	80,594	72,703	3,833	76,536
Allowance for funds used during construction	8,815	-	8,815	6,219	-	6,219
Equity (earnings) loss in joint venture	-	(976)	(976)	-	35,177	35,177
Income tax (benefit)	24,956	(3,978)	20,978	26,379	(11,417)	14,962
Net income (loss)	234,922	(740)	234,182	224,122	(22,332)	201,790
Capital expenditures	381,965	1,031	382,996	363,594	1,095	364,689
Total assets	5,953,702	205,289	6,158,991	5,541,335	176,538	5,717,873
Goodwill	37,367	4,841	42,208	27,246	6,620	33,866

		2014
		Other and
	Regulated	Eliminations	Consolidated
Operating revenues	$756,057	$23,846	$779,903
Operations and maintenance expense	274,754	13,802	288,556
Depreciation	122,728	326	123,054
Operating income	305,333	9,026	314,359
Interest expense, net	72,106	4,291	76,397
Allowance for funds used during construction	5,134	-	5,134
Equity loss in joint venture	-	3,989	3,989
Income tax	24,792	427	25,219
Income (loss) from continuing operations	213,890	(6)	213,884
Capital expenditures	325,943	2,662	328,605
Total assets	5,172,371	210,872	5,383,243
Goodwill	24,564	6,620	31,184

Selected Quarterly Financial Data (Unaudited)

Aqua America, Inc. and Subsidiaries

(In thousands of dollars, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2016
Operating revenues	$192,607	$203,876	$226,593	$196,799	$819,875
Operations and maintenance expense	73,541	73,994	79,812	77,550	304,897
Operating income	72,331	83,493	97,799	71,962	325,585
Net income	51,737	59,626	73,170	49,649	234,182
Basic net income per common share	0.29	0.34	0.41	0.28	1.32
Diluted net income per common share	0.29	0.33	0.41	0.28	1.32
Dividend paid per common share	0.178	0.178	0.1913	0.1913	0.7386
Dividend declared per common share	0.178	0.178	0.1913	0.1913	0.7386
Price range of common stock:
- high	32.44	35.66	35.83	31.29	35.83
- low	28.35	30.31	29.53	28.03	28.03

2015
Operating revenues	$190,326	$205,760	$221,051	$197,067	$814,204
Operations and maintenance expense	73,189	79,746	78,519	77,856	309,310
Operating income	71,167	80,246	95,072	74,615	321,100
Net income	48,545	57,382	67,429	28,434	201,790
Basic net income per common share	0.27	0.32	0.38	0.16	1.14
Diluted net income per common share	0.27	0.32	0.38	0.16	1.14
Dividend paid per common share	0.165	0.165	0.178	0.178	0.686
Dividend declared per common share	0.165	0.165	0.178	0.178	0.686
Price range of common stock:
- high	28.13	27.53	27.10	31.09	31.09
- low	25.42	24.40	24.45	26.20	24.40

Fourth quarter of 2015 net income includes the Company’s share of a joint venture impairment charge of $21,433  ($32,975 pre-tax).

High and low prices of the Company’s common stock are as reported on the New York Stock Exchange.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In assessing the effectiveness of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  As a result of management’s assessment and based on the criteria in the framework, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

(c) Attestation Report of the Registered Public Accounting Firm – The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Changes in Internal Control Over Financial Reporting – No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing in the sections captioned Information Regarding Nominees and Directors,  Corporate Governance – Code of Ethics, – Board and Board Committees, and Section 16(a) Beneficial Ownership Reporting Compliance of the definitive Proxy Statement relating to our May 3, 2017, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Form 10-K), is incorporated by reference herein.

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

Name	Age	Position with Aqua America (1)
Christopher H. Franklin	52

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

David P. Smeltzer	58

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

Richard S. Fox	55

Chief Operating Officer (July 2015 to present); Regional President, Regulated Utilities (January 2012 to July 2015); President Aqua Utilities, Florida, Inc. (August 2011 to January 2012); Vice President, Customer Service (June 2002 to August 2011)

Christopher P. Luning	49

Senior Vice President, General Counsel, and Secretary (April 2012 to present); Vice President Corporate Development and Corporate Counsel (June 2008 to April 2012); Vice President and Deputy General Counsel (May 2005 to June 2008); Assistant General Counsel (March 2003 to May 2005)

William C. Ross	71

Senior Vice President, Engineering and Environmental Affairs (January 2012 to present); Vice President, Engineering and Environmental Affairs (February 2001 to January 2012); Senior Manager Planning and Engineering Philadelphia Suburban Water Company (February 1998 to February 2001)

Robert A. Rubin	54

Senior Vice President, Controller and Chief Accounting Officer (January 2012 to present); Vice President, Controller and Chief Accounting Officer (May 2005 to January 2012); Controller and Chief Accounting Officer (March 2004 to May 2005); Controller (March 1999 to March 2004); Assistant Controller (June 1994 to March 1999); Accounting Manager (June 1989 to June 1994)

Daniel J. Schuller	47	Executive Vice President, Strategy and Corporate Development (July 2015 to present); Investment Principal – J.P. Morgan Asset Management – Infrastructure Investments Group (2007 to 2015)

Prior to January 16, 2004, Aqua Pennsylvania was known as Philadelphia Suburban Water Company.

(1)

In addition to the capacities indicated, the individuals named in the above table hold other offices or directorships with subsidiaries of the Company. Officers serve at the discretion of the Board of Directors.

Item 11.	Executive Compensation

The information appearing in the sections captioned Executive Compensation and Director Compensation of the definitive Proxy Statement relating to our May 3, 2017, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Stock - The information appearing in the section captioned Ownership of Common Stock of the Proxy Statement relating to our May 3, 2017, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Securities Authorized for Issuance under Equity Compensation Plans - The following table provides information for our equity compensation plans as of December 31, 2016:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,055,304 (1)	$15.55 (2)	3,952,869
Equity compensation plans not approved by security holders	0	0	0
Total	1,055,304	$15.55	3,952,869

(1)

In February 2017, the Board of Directors approved an amendment and restatement of the Company’s 2009 Omnibus Equity Compensation Plan, as amended, to reflect changes in applicable auditing standards.  The 2009 Plan, as amended and restated, is attached as an exhibit to this Annual Report.

(2)

Consists of 427,335 shares issuable upon exercise of outstanding options, 518,696 shares issuable upon conversion of outstanding performance share units, and 109,273 shares issuable upon conversion of outstanding restricted share units.

(3)	Calculated based upon outstanding options of 427,335 shares of our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in the sections captioned Corporate Governance – Director Independence and  – Policies and Procedures For Approval of Related Person Transactions of the definitive Proxy Statement relating to our May 3, 2017, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information appearing in the section captioned Proposal No. 2 – Services and Fees of the definitive Proxy Statement relating to our May 3, 2017, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements.  The consolidated financial statements and supplementary data included in Part II, Item 8 are hereby incorporated by reference herein.

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

Item 16.	Form 10-K Summary

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16.  The Company has elected not to include such summary information in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA AMERICA, INC.

/s/ Christopher H. Franklin
Christopher H. Franklin
President and Chief Executive Officer

Date:  February 24, 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant on February 24, 2017 in the capacities indicated below.

Signature	Title

/s/ Christopher H. Franklin
Christopher H. Franklin	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ David P. Smeltzer
David P. Smeltzer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert A. Rubin
Robert A. Rubin	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Carolyn J Burke
Carolyn J. Burke	Director

/s/ Nicholas DeBenedictis
Nicholas DeBenedictis	Chairman and Director

/s/ Richard H. Glanton
Richard H. Glanton	Director

/s/ Lon R. Greenberg
Lon R. Greenberg	Director

/s/ William P. Hankowsky
William P. Hankowsky	Director

/s/ Wendell F. Holland
Wendell F. Holland	Director

/s/ Ellen T. Ruff
Ellen T. Ruff	Director

Aqua America, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Balance Sheets

(In thousands of dollars)

December 31, 2016 and 2015

Bookmark

	2016	2015
Assets
Current assets:
Accounts receivable, net	$441	$382
Accounts receivable - affiliates	60,264	28,423
Income tax receivable	-	219
Prepayments and other current assets	3,782	3,545
Total current assets	64,487	32,569

Deferred charges and other assets, net	22,231	21,313
Notes receivable - affiliates	345,149	331,604
Accounts receivable - affiliates	109,340	103,891
Deferred income tax asset	67,508	85,089
Investment in subsidiaries	1,920,055	1,745,634
Total assets	$2,528,770	$2,320,100
Liabilities and Equity
Stockholders' equity	$1,850,068	$1,725,927

Long-term debt, excluding current portion, net of debt issuance costs	483,817	420,350

Current liabilities:
Current portion of long-term debt	26,050	16,050
Accrued interest	3,469	2,495
Accounts payable - affiliates	23,582	21,465
Other accrued liabilities	10,707	16,169
Total current liabilities	63,808	56,179

Other liabilities	131,077	117,644
Total liabilities and equity	$2,528,770	$2,320,100

The accompanying condensed notes are an integral part of these condensed financial statements.

Aqua America, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

Years ended December 31, 2016, 2015, and 2014

	2016	2015	2014
Other income	$3,301	$3,034	$4,228
Operating expense and other expenses	4,569	1,440	627
Operating (loss) income	(1,268)	1,594	3,601
Interest expense, net	2,901	1,833	2,160
Other (income) expense	(87)	-	443
Income (loss) before equity in earnings of subsidiaries and income taxes	(4,082)	(239)	998
Equity in earnings of subsidiaries	236,309	201,003	230,209
Income before income taxes	232,227	200,764	231,207
Provision for income taxes	(1,955)	(1,026)	(2,032)
Net income	$234,182	$201,790	$233,239

Comprehensive income	$234,164	$201,689	$233,681

Net income per common share:
Basic	$1.32	$1.14	$1.32
Diluted	$1.32	$1.14	$1.31

Average common shares outstanding during the period:
Basic	177,273	176,788	176,864
Diluted	177,846	177,517	177,763

The accompanying condensed notes are an integral part of these condensed financial statements.

Aqua America, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Cash Flows

(In thousands of dollars)

Years ended December 31, 2016, 2015, and 2014

	2016	2015	2014
Net cash flows from operating activities	$84,649	$152,916	$114,465
Cash flows from investing activities:
Acquisitions of utility systems and other, net	(3,713)	(26,722)	(9,329)
Net proceeds from the sale of utility systems and other assets	205	-	-
Decrease (increase) in investment of subsidiary	(26,470)	(27,596)	744
Other	204	(1,031)	(733)
Net cash flows used in investing activities	(29,774)	(55,349)	(9,318)
Cash flows from financing activities:
Proceeds from long-term debt	418,957	298,879	170,790
Repayments of long-term debt	(346,050)	(259,158)	(156,000)
Proceeds from issuing common stock	1,388	677	-
Proceeds from exercised stock options	4,260	7,540	7,296
Share-based compensation windfall tax benefits	1,332	1,843	1,422
Repurchase of common stock	(3,028)	(25,247)	(15,756)
Dividends paid on common stock	(130,923)	(121,248)	(112,106)
Other	(811)	(853)	(793)
Net cash flows used in financing activities	(54,875)	(97,567)	(105,147)
Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents at beginning of year	-	-	-
Cash and cash equivalents at end of year	$-	$-	$-

See Note 1 - Basis of Presentation

The accompanying condensed notes are an integral part of these condensed financial statements.

Aqua America, Inc.

Notes to Condensed Parent Company Financial Statements

(In thousands of dollars)

Note 1 – Basis of Presentation – The accompanying condensed financial statements of Aqua America, Inc. (the “Parent”) should be read in conjunction with the consolidated financial statements and notes thereto of Aqua America, Inc. and subsidiaries (collectively, the “Registrant”) included in Part II, Item 8 of the Form 10-K.  The Parent’s significant accounting policies are consistent with those of the Registrant.

The Parent borrows from third parties and provides funds to its subsidiaries, in support of their operations.  Amounts owed to the Parent for borrowings under this facility are reflected as inter-company receivables on the condensed balance sheets.  The interest rate charged to the subsidiaries is sufficient to cover the Parent’s interest costs under its associated borrowings.

As of December 31, 2016 and 2015, the Parent had a current accounts receivable – affiliates balance of $60,264 and $28,423.  As of December 31, 2016 and 2015, the Parent had a notes receivable – affiliates balance of $345,149 and $331,604.  The changes in these balances represent non-cash adjustments that are recorded through the Parent’s investment in subsidiaries.

In the ordinary course of business, the Parent indemnifies a third-party for surety bonds issued on behalf of subsidiary companies, guarantees the performance of one of its regulated utilities in a jurisdiction that requires such guarantees, and guarantees several projects associated with the treatment of water in a jurisdiction.

Note 2 – Dividends from subsidiaries – Dividends in the amount of $45,750, $74,866, and $30,972 were paid to the Parent by its wholly-owned subsidiaries during the years ended December 31, 2016, 2015, and 2014, respectively.

Note 3 – Long-term debt – the Parent has long-term debt under unsecured note purchase agreements with investors in addition to its $250,000 revolving credit agreement.  Excluding amounts due under the revolving credit agreement, the debt maturities of the Parent’s long-term debt are as follows:

Year	Debt Maturity
2017	$26,050
2018	20,800
2019	50,000
2020	28,200
2021	17,250
Thereafter	343,050

The Parent had a short-term line of credit of $15,000, which expired on December 31, 2015, and was not renewed.  Funds borrowed under this line were used to provide working capital.  The short-term borrowing activity for the last three years is as follows:

	2016	2015	2014
Balance outstanding at December 31,	$-	$-	$-
Interest rate at December 31,	-	-	-
Average borrowings outstanding	$-	$-	$583
Weighted-average interest rate	-	-	0.00%
Maximum amount outstanding	$-	$-	$7,000

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Aqua America, Inc., dated as of May 10, 2012	8-K	001-06659	3.1	May 11, 2012
3.2	Amended and Restated Bylaws of Aqua America, Inc. (as amended effective as of May 10, 2012)	8-K	001-06659	3.2	May 11, 2012
4.1.1	Indenture of Mortgage dated as of January 1, 1941 between Aqua Pennsylvania, Inc. (f/k/a Philadelphia Suburban Water Company) and The Bank of New York Mellon Trust Company, as successor trustee to First Pennsylvania Bank, N.A. (f/k/a The Pennsylvania Company for Insurance on Lives and Granting Annuities)	10-K	001-06659	4.1.1	February 26, 2016
4.1.2	Twenty-fourth Supplemental Indenture dated as of June 1, 1988	10-K	001-06659	4.1.2	February 26, 2016
4.1.3	Twenty-sixth Supplemental Indenture dated as of November1, 1991	10-K	001-06659	4.1.3	February 26, 2016
4.1.4	Twenty-ninth Supplemental Indenture dated as of March 30, 1995	10-Q	001-06659	4.17	May 10, 1995
4.1.5	Thirty-third Supplemental Indenture, dated as of November 15, 1999	10-K	001-06659	4.27	March 29, 2000
4.1.6	Thirty-fifth Supplemental Indenture, dated as of January 1, 2002	10-K	001-06659	4.22	March 20, 2002
4.1.7	Forty-first Supplemental Indenture, dated as of January 1, 2007	10-Q	001-06659	4.1	May 8, 2007
4.1.8	Forty-second Supplemental Indenture, dated as of December 1, 2007	10-K	001-06659	4.36	February 27, 2008
4.1.9	Forty-third Supplemental Indenture, dated as of December 1, 2008	10-K	001-06659	4.37	February 27, 2009
4.1.10	Forty-fourth Supplemental Indenture, dated as of July 1, 2009	10-Q	001-06659	4.38	August 6, 2009
4.1.11	Forty-fifth Supplemental Indenture, dated as of October 15, 2009	10-K	001-06659	4.39	February 26, 2010
4.1.12	Forty-sixth Supplemental Indenture, dated as of October 15, 2010	10-K	001-06659	4.35	February 25, 2011
4.1.13	Forty-seventh Supplemental Indenture, dated as of October 15, 2012	10-K	001-06659	4.24	February 28, 2013
4.1.14	Forty-eighth Supplemental Indenture, dated as of October 1, 2013	10-K	001-06659	4.1.17	March 3, 2014
4.1.15	Form of Supplemental Indenture during and after 2014	10-K	001-06659	4.1.15	February 26, 2016
4.1.15.1	Schedule of Outstanding Supplemental Indentures during and after 2014	^	^	^	^
4.2	Note Purchase Agreement, dated July 31, 2003, by and among the Aqua America, Inc. and the note purchasers thereto	10-Q	001-06659	4.27	November 13, 2003
4.3	Bond Purchase Agreement, dated December 21, 2006, by and among the Chester County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC	10-Q	001-06659	10.2	May 8, 2007

4.4	Bond Purchase Agreement, dated December 12, 2007, by and among the Montgomery County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC	10-K	001-06659	10.34	February 27, 2008
4.5	Bond Purchase Agreement, dated December 4, 2008, by and among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC	10-K	001-06659	10.35	February 27, 2009
4.6	Bond Purchase Agreement, dated June 30, 2009, by and among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., and Janney Montgomery Scott LLC	10-Q	001-06659	10.52	August 6, 2009
4.7	Bond Purchase Agreement , dated October 20, 2009, by and among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., Janney Montgomery Scott LLC, and PNC Capital Markets LLC	10-K	001-06659	10.59	February 26, 2010
4.8	Bond Purchase Agreement, dated October 27, 2010, by and among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., PNC Capital Markets LLC, and TD Securities (USA) LLC	10-K	001-06659	10.51	February 25, 2011
4.9	Bond Purchase Agreement , dated November 8, 2012, by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association, John Hancock Life Insurance Company, John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, Minnesota Life Insurance Company, United Health Care Insurance Company, American Republic Insurance Company, Western Fraternal Life Association	10-K	001-06659	10.54	February 28, 2013
4.10	Bond Purchase Agreement, dated October 24, 2013, by and among Aqua Pennsylvania, Inc., John Hancock Life Insurance Company (U.S.A), John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Thrivent Financial for Lutherans, United Insurance Company of America, Equitable Life & Casualty Insurance Company, Catholic United Financial, and Great Western Insurance Company	10-K	001-06659	10.45	March 3, 2014

4.11	Bond Purchase Agreement, dated December 29, 2014, by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), Phoenix Life Insurance Company, PHL Variable Insurance Company, United of Omaha Life Insurance Company, Mutual of Omaha Insurance Company, and Companion Life Insurance Company	10-K	001-06659	10.58	February 27, 2015
4.12	Bond Purchase Agreement, dated December 3, 2015 by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), The Lincoln National Life Insurance Company, Teachers Insurance And Annuity Association Of America, CMFG Life Insurance Company, Genworth Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, United Of Omaha Life Insurance Company, The State Life Insurance Company, Pioneer Mutual Life Insurance Company, MONY Life Insurance Company	10-K	001-06659	4.12	February 26, 2016
4.13	Note Purchase Agreement, dated November 3, 2016, by and among Aqua America Inc. and the note purchasers thereto	^	^	^	^
4.14

Bond Purchase Agreement, dated December 15, 2016 by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association of America, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, John Hancock Life Insurance Company, American Equity Investment Life Insurance Company, Genworth Life and Annuity Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, American United Life Insurance Company, The State Life Insurance Company, and Pioneer Mutual Life Insurance Company

		^	^	^	^
10.1	Revolving Credit Agreement, dated as of November 30, 2010, between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., and Citizens Bank of Pennsylvania	10-K	001-06659	4.34	February 25, 2011
10.1.1	First Amendment to Revolving Credit Agreement, dated as of November 28, 2011, between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank	10-K	001-06659	4.25	February 27, 2012

10.1.2	Second Amendment to Revolving Credit Agreement, dated as of November 26, 2012, between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank	10-K	001-06659	10.53	February 28, 2013
10.1.3	Third Amendment to Revolving Credit Agreement, dated as of November 25, 2013, between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank	10-K	001-06659	10.34	March 3, 2014
10.1.4	Fourth Amendment to Revolving Credit Agreement dated as of September 29, 2014, between Aqua Pennsylvania, Inc. and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank	10-K	001-06659	10.57	February 27, 2015
10.2	Revolving Credit Agreement, dated as of March 23, 2012, between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, and Huntington National Bank	10-Q	001-06659	10.60	May 7, 2012
10.2.1	First Amendment to Revolving Credit Agreement , dated as of January 31, 2013, between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, and Huntington National Bank	10-Q	001-06659	10.53	November 6, 2014
10.2.2	Second Amendment to Revolving Credit Agreement, dated as of August 20, 2014, between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, and Huntington National Bank	10-Q	001-06659	10.54	November 6, 2014
10.2.3	Third Amendment to Revolving Credit Agreement, dated as of February 24, 2016, between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, Huntingdon National Bank, and Bank of America, N.A.	10-Q	001-06659	10.2.3	May 6, 2016
10.2.4

Amended and Restated Revolving Credit Agreement, dated as of November 17, 2016 between Aqua Pennsylvania and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank

		^	^	^	^
10.3	Aqua America, Inc. Deferred Compensation Plan Master Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996*	10-K	001-06659	10.24	March 25, 1997
10.3.1	Amendment 2008-1 to the Aqua America, Inc. Deferred Compensation Plan Master Trust Agreement, dated as of December 15, 2008*	10-K	001-06659	10.50	February 27, 2009
10.4	Aqua America, Inc. 2009 Executive Deferral Plan (as amended and restated effective January 1, 2009)*	S-8	333-156047	4.1	December 10, 2008

10.5	Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2011)*	10-K	001-06659	10.58	February 27, 2012
10.6	Aqua America, Inc. Dividend Reinvestment and Direct Stock Purchase Plan*	S-3	333-197805	N/A	August 1, 2014
10.7	Aqua America, Inc. 2004 Equity Compensation Plan (as amended and restated as of January 1, 2009)*	10-K	001-06659	10.36	February 27, 2009
10.7.1	Form of Incentive Stock Option and Dividend Equivalent Grant Agreement*	10-K	001-06659	10.49	February 27, 2009
10.7.2	Form of Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements for executive officers *	10-K	001-06659	10.8.2	February 26, 2016
10.8	Aqua America, Inc. 2009 Omnibus Equity Compensation Plan (as amended effective February 22, 2017) *	^	^	^	^
10.8.1	Form of Performance-Based Share Unit Grant for Chief Executive Officer*	10-K	001-06659	10.9.1	February 26, 2016
10.8.2	Performance-Based Share Unit Grant Terms and Conditions for Chief Executive Officer*	10-Q	001-06659	10.51(B)	May 8, 2014
10.9.3	Form of Performance-Based Share Unit Grant for all other executive officers*	10-Q	001-06659	10.36	May 6, 2015
10.8.4	Performance-Based Share Unit Grant Terms and Conditions for all other executive officers*	10-Q	001-06659	10.37	May 6, 2015
10.8.5	Form of Restricted Stock Unit Grant for Chief Executive Officer*	10-K	001-06659	10.9.5	February 26, 2016
10.8.6	Restricted Stock Unit Grant Terms and Conditions for Chief Executive Officer*	10-Q	001-06659	10.52(B)	May 8, 2014
10.8.7	Form of Restricted Stock Unit Grant for all other executive officers*	10-Q	001-06659	10.40	May 6, 2015
10.8.8	Restricted Stock Unit Grant Terms and Conditions for all other executive officers*	10-Q	001-06659	10.41	May 6, 2015
10.9	Aqua America, Inc. 2012 Employee Stock Purchase Plan*	10-K	001-06659	10.10	February 26, 2016
10.10	Aqua America, Inc. and Subsidiaries Annual Cash Incentive Compensation Plan (adopted February 26, 2013)*	10-K	001-06659	10.56	February 28, 2013
10.11	Form of Change in Control Agreement between the Company and executive officers*	10-Q	001-06659	10.1	November 6, 2015
10.11.1	Schedule of Change in Control Agreement between the Company and executive officers*	10-K	001-06659	10.12.1	February 26, 2016
10.12	Change in Control Agreement, dated December 31, 2008, between Aqua America, Inc. and Christopher H. Franklin*	10-K	001-06659	10.46	February 27, 2009
10.13	Non-Employee Directors’ Compensation for 2016*	10-K	001-06659	10.16	February 26, 2016
10.14	Employment Agreement, dated June 2, 2015, between Aqua America, Inc. and Christopher Franklin*	8-K	001-06659	10.1	June 3, 2015
21.1	Subsidiaries of Aqua America, Inc.	^	^	^	^

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP	^	^	^	^
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
101.INS	XBRL Instance Document	^	^	^	^
101.SCH	XBRL Taxonomy Extension Schema Document	^	^	^	^
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	^	^	^	^
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	^	^	^	^
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	^	^	^	^
101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document	^	^	^	^

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