Form 10-Q
period 2017-03-31
AQUA AMERICA INC
filed 2017-05-04
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12(b)-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

April 24, 2017:  177,601,658

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Assets	2017	2016
Property, plant and equipment, at cost	$6,590,830	$6,509,117
Less: accumulated depreciation	1,533,004	1,507,502
Net property, plant and equipment	5,057,826	5,001,615
Current assets:
Cash and cash equivalents	4,425	3,763
Accounts receivable and unbilled revenues, net	89,409	97,394
Inventory, materials and supplies	13,977	12,961
Prepayments and other current assets	12,727	12,804
Assets held for sale	1,925	1,728
Total current assets	122,463	128,650

Regulatory assets	974,853	948,647
Deferred charges and other assets, net	31,192	30,845
Investment in joint venture	6,995	7,026
Goodwill	42,266	42,208
Total assets	$6,235,595	$6,158,991
Liabilities and Equity
Stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 180,566,113 and 180,311,345 as of March 31, 2017 and December 31, 2016	$90,283	$90,155
Capital in excess of par value	800,420	797,513
Retained earnings	1,048,963	1,032,844
Treasury stock, at cost, 2,983,005 and 2,916,969 shares as of March 31, 2017 and December 31, 2016	(73,166)	(71,113)
Accumulated other comprehensive income	727	669
Total stockholders' equity	1,867,227	1,850,068

Long-term debt, excluding current portion	1,819,568	1,759,962
Less: debt issuance costs	22,057	22,357
Long-term debt, excluding current portion, net of debt issuance costs	1,797,511	1,737,605
Commitments and contingencies (See Note 13)	-	-

Current liabilities:
Current portion of long-term debt	119,296	150,671
Loans payable	27,732	6,535
Accounts payable	50,185	59,872
Accrued interest	20,624	18,367
Accrued taxes	24,092	25,607
Other accrued liabilities	35,671	40,484
Total current liabilities	277,600	301,536

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,301,189	1,269,253
Customers' advances for construction	90,391	91,843
Regulatory liabilities	245,294	250,635
Other	110,097	115,583
Total deferred credits and other liabilities	1,746,971	1,727,314

Contributions in aid of construction	546,286	542,468
Total liabilities and equity	$6,235,595	$6,158,991

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Operating revenues	$187,787	$192,607

Operating expenses:
Operations and maintenance	69,128	73,541
Depreciation	33,837	32,145
Amortization	189	450
Taxes other than income taxes	14,737	14,140
Total operating expenses	117,891	120,276

Operating income	69,896	72,331

Other expense (income):
Interest expense, net	21,326	19,853
Allowance for funds used during construction	(3,193)	(2,308)
Gain on sale of other assets	(269)	(207)
Equity loss in joint venture	30	249
Income before income taxes	52,002	54,744
Provision for income taxes	2,930	3,007
Net income	$49,072	$51,737

Net income per common share:
Basic	$0.28	$0.29
Diluted	$0.28	$0.29

Average common shares outstanding during the period:
Basic	177,479	177,104
Diluted	177,969	177,819

Cash dividends declared per common share	$0.1913	$0.178

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Net income	$49,072	$51,737
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on investments, net of tax expense (benefit) of $31 and $(4) for the three months ended March 31, 2017 and 2016, respectively	58	(6)
Reclassification of gain on sale of investment to net income, net of tax of $30 for the three months ended March 31, 2016 (1)	-	(57)
Comprehensive income	$49,130	$51,674

(1) Amount of pre-tax gain of $87 reclassified from accumulated other comprehensive income to gain on sale of other assets on the consolidated statements of net income for the three months ended March 31, 2016.

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		March 31,	December 31,
		2017	2016
Stockholders' equity:
Common stock, $.50 par value		$90,283	$90,155
Capital in excess of par value		800,420	797,513
Retained earnings		1,048,963	1,032,844
Treasury stock, at cost		(73,166)	(71,113)
Accumulated other comprehensive income		727	669
Total stockholders' equity		1,867,227	1,850,068

Long-term debt of subsidiaries (substantially secured by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	4,612	4,661
1.00% to 1.99%	2019 to 2035	14,679	15,539
2.00% to 2.99%	2024 to 2031	19,813	19,668
3.00% to 3.99%	2019 to 2056	431,260	381,944
4.00% to 4.99%	2020 to 2054	439,408	487,318
5.00% to 5.99%	2017 to 2043	212,953	213,078
6.00% to 6.99%	2017 to 2036	52,990	52,985
7.00% to 7.99%	2022 to 2027	32,887	33,066
8.00% to 8.99%	2021 to 2025	6,453	6,565
9.00% to 9.99%	2018 to 2026	26,400	26,400
10.00% to 10.99%	2018	6,000	6,000
		1,247,455	1,247,224

Notes payable to bank under revolving credit agreement, variable rate, due 2021		53,000	25,000
Unsecured notes payable:
Bank notes at 1.921% and 1.975% due 2017 and 2018		100,000	100,000
Notes ranging from 3.01% to 3.59% due 2027 through 2041		245,000	245,000
Notes ranging from 4.62% to 4.87%, due 2017 through 2024		133,600	133,600
Notes ranging from 5.20% to 5.95%, due 2017 through 2037		159,809	159,809
Total long-term debt		1,938,864	1,910,633

Current portion of long-term debt		119,296	150,671
Long-term debt, excluding current portion		1,819,568	1,759,962
Less: debt issuance costs		22,057	22,357
Long-term debt, excluding current portion, net of debt issuance costs		1,797,511	1,737,605

Total capitalization		$3,664,738	$3,587,673

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive
	Stock	Par Value	Earnings	Stock	Income	Total
Balance at December 31, 2016	$90,155	$797,513	$1,032,844	$(71,113)	$669	$1,850,068
Net income	-	-	49,072	-	-	49,072
Other comprehensive loss, net of income tax benefit of $31	-	-	-	-	58	58
Dividends	-	-	(33,945)	-	-	(33,945)
Sale of stock (11,898 shares)	6	354	-	-	-	360
Repurchase of stock (66,036 shares)	-	-	-	(2,053)	-	(2,053)
Equity compensation plan (156,359 shares)	79	(79)	-	-	-	-
Exercise of stock options (86,511 shares)	43	1,493	-	-	-	1,536
Stock-based compensation	-	1,345	10	-	-	1,355
Cumulative effect of change in accounting principle - windfall tax benefit	-	-	982	-	-	982
Other	-	(206)	-	-	-	(206)
Balance at March 31, 2017	$90,283	$800,420	$1,048,963	$(73,166)	$727	$1,867,227

Refer to Note 15 - Recent Accounting Pronouncements for a discussion of the cumulative effect of change in accounting principle - windfall tax benefit
See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$49,072	$51,737
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	34,026	32,595
Deferred income taxes	2,681	1,436
Provision for doubtful accounts	1,111	817
Stock-based compensation	1,312	806
Loss (gain) on sale of utility system and market-based business unit	278	(1,215)
Gain on sale of other assets	(269)	(207)
Net change in receivables, inventory and prepayments	5,729	5,680
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(4,519)	4,880
Pension and other postretirement benefits contributions	(7,711)	(2,714)
Other	(507)	1,023
Net cash flows from operating activities	81,203	94,838
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $721 and $580	(94,562)	(72,984)
Acquisitions of utility systems and other, net	(220)	(4,461)
Net proceeds from the sale of utility system and other assets	639	2,853
Other	(171)	(40)
Net cash flows used in investing activities	(94,314)	(74,632)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	1,585	1,273
Repayments of customers' advances	(511)	(349)
Net proceeds of short-term debt	21,197	11,320
Proceeds from long-term debt	117,879	96,314
Repayments of long-term debt	(89,666)	(80,341)
Change in cash overdraft position	(2,403)	(17,250)
Proceeds from issuing common stock	360	332
Proceeds from exercised stock options	1,536	2,816
Stock-based compensation windfall tax benefits	-	979
Repurchase of common stock	(2,053)	(2,827)
Dividends paid on common stock	(33,945)	(31,513)
Other	(206)	(208)
Net cash flows from (used in) financing activities	13,773	(19,454)
Net change in cash and cash equivalents	662	752
Cash and cash equivalents at beginning of period	3,763	3,229
Cash and cash equivalents at end of period	$4,425	$3,981

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$27,084	$19,052
Non-cash customer advances and contributions in aid of construction	4,282	5,425

Refer to Note 3 - Acquisitions for a description of non-cash activities
See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at March 31, 2017, the consolidated statements of net income and comprehensive income for the three months ended March 31, 2017 and 2016 the consolidated statements of cash flow for the three months ended March 31, 2017 and 2016, and the consolidated statement of equity for the three months ended March 31, 2017 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present a  fair statement of our consolidated financial position, consolidated changes in equity, consolidated results of operations, and consolidated cash flow for the periods presented.  Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.  The December 31, 2016 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2016 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.

The preparation of financial statements often requires the selection of specific accounting methods and policies.  Further, significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in our consolidated balance sheets, the revenues and expenses in our consolidated statements of net income, and the information that is contained in our summary of significant accounting policies and notes to consolidated financial statements.  Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time.  Accordingly, actual amounts or future results can differ materially from those estimates that we include currently in our consolidated financial statements, summary of significant accounting policies, and notes.

There have been no changes to the summary of significant accounting policies previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Note 2 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2016	$37,367	$4,841	$42,208
Goodwill acquired	72	-	72
Reclassification to utility plant acquisition adjustment	(14)	-	(14)
Balance at March 31, 2017	$37,425	$4,841	$42,266

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

Note 4  –  Assets Held for Sale

In the first quarter of 2017, the Company decided to market for sale a water system that serves approximately 265 customers in one of the states where we operate.  As of March 31, 2017, this water system is reported as assets held for sale in the Company’s consolidated balance sheet.

In the second quarter of 2016, the Company decided to market for sale two business units that are reported within the Company’s market-based subsidiary, Aqua Resources.  One business unit installed and tested devices that prevent the contamination of potable water and repaired water and wastewater systems, for which the sale was completed in January 2017.  The other business unit repairs and performs maintenance on water and wastewater systems and as of March 31, 207, this business unit is reported as assets held for sale in the Company’s consolidated balance sheet.

]

Note 5  –  Capitalization

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended March 31, 2017.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions.    As of March 31, 2017 and December 31, 2016, the carrying amount of the Company’s loans payable was $27,732 and $6,535, respectively, which equates to their estimated fair value.  The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing Level 2 methods and assumptions.  As of March 31, 2017 and December 31, 2016, the carrying amounts of the Company's cash and cash equivalents was $4,425 and $3,763, respectively, which equates to their fair value.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	March 31,	December 31,
	2017	2016
Carrying Amount	$1,938,864	$1,910,633
Estimated Fair Value	2,009,788	2,018,933

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.  The Company’s customers’ advances for construction have a carrying value of $90,391 as of March 31, 2017, and $91,843 as of December 31, 2016.  Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases.  Portions of these non-interest bearing instruments are payable annually through 2027 and amounts not paid by the respective contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Three Months Ended
	March 31,
	2017	2016
Average common shares outstanding during the period for basic computation	177,479	177,104
Dilutive effect of employee stock-based compensation	490	715
Average common shares outstanding during the period for diluted computation	177,969	177,819

For the three months ended March 31, 2017 and 2016, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods.

Note 8  –  Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan, as amended as of February 27, 2014 (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 3,125,000 shares under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the 2009 Plan.  During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the 2009 Plan.  Awards to employees and consultants under the 2009 Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors.  In the case of awards to non-employee directors, the Board of Directors makes such awards.  At March 31, 2017,  3,734,084 shares were still available for issuance under the 2009 Plan.  No further grants may be made under the 2004 Plan.

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

	Three Months Ended
	March 31,
	2017	2016
Stock-based compensation within operations and maintenance expenses	$870	$525
Income tax benefit	353	209

The following table summarizes the PSU transactions for the three months ended March 31, 2017:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	476,896	$27.96
Granted	125,679	30.79
Performance criteria adjustment	(58,533)	27.78
Forfeited	(10,046)	27.68
Share units vested in prior period and issued in current period	32,400	25.31
Share units issued	(125,999)	36.37
Nonvested share units at end of period	440,397	$26.20

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted during the three months ended March 31, 2017 and 2016 was $30.79 and $28.89, respectively.  The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months.  The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.  The recording of compensation expense for PSUs has no impact on net cash flows.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Restricted Stock Units – A restricted stock unit (“RSU”) represents the right to receive a share of the Company’s common stock.  RSUs are eligible to be earned at the end of a specified restricted period, generally three years, beginning on the date of grant.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the RSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the RSUs.  The following table provides the compensation cost and income tax benefit for stock-based compensation related to RSUs:

	Three Months Ended
	March 31,
	2017	2016
Stock-based compensation within operations and maintenance expenses	$281	$168
Income tax benefit	116	69

The following table summarizes the RSU transactions for the three months ended March 31, 2017:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	109,273	$28.48
Granted	41,293	30.37
Stock units vested and issued	(26,279)	26.12
Forfeited	(1,541)	30.57
Nonvested stock units at end of period	122,746	$29.59

The per unit weighted-average fair value at the date of grant for RSUs granted during the three months ended March 31, 2017 and 2016 was $30.37 and $32.04, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Stock Options –  A stock option represents the option to purchase a number of shares of common stock of the Company as specified in the stock option grant agreement at the exercise price per share as determined by the closing market price of our common stock on the grant date.  Stock options are exercisable in installments of 33% annually, starting one year from the grant date and expire 10 years from the grant date.    The fair value of each stock option is amortized into compensation expense using the graded-vesting method, which results in the recognition of compensation costs over the requisite service period for each separately vesting tranche of the stock options as though the stock options were, in substance, multiple stock option grants.  The following table provides the compensation cost and income tax benefit for stock-based compensation related to stock options:

	Three Months Ended
	March 31,
	2017	2016
Stock-based compensation within operations and maintenance expenses	30	-
Income tax benefit	$92	$216

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used in the application of this valuation model:

2017
Expected term (years)	5.45
Risk-free interest rate	2.01%
Expected volatility	17.7%
Dividend yield	2.51%
Grant date fair value per option	$ 4.07

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

For the three months ended March 31, 2016, there were no compensation costs for stock-based compensation related to stock options, as the previous stock option grant that occurred in 2010 became fully amortized in 2013.  Additionally, there were no stock options granted during the three months ended March 31, 2016.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the three months ended March 31, 2017:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	427,335	$15.55
Granted	120,473	30.47
Forfeited	(121)	30.47
Expired / Cancelled	(2,812)	14.26
Exercised	(86,511)	17.76
Outstanding and exercisable at end of period	458,364	$19.06	4.0	$5,999

Stock Awards –      Stock awards represent the issuance of our common stock, without restriction.  The issuance of stock awards results in compensation expense which is equal to the fair market value of the stock on the grant date, and is expensed immediately upon grant.  The following table provides the compensation cost and income tax benefit for stock-based compensation related to stock awards:

	Three Months Ended
	March 31,
	2017	2016
Stock-based compensation within operations and maintenance expenses	$131	$112
Income tax benefit	54	47

The following table summarizes stock award transactions for the three months ended March 31, 2017:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	4,081	32.15
Vested	(4,081)	32.15
Nonvested stock awards at end of period	-	$-

The per unit weighted-average fair value at the date of grant for stock awards granted during the three months ended March 31, 2017 and 2016 was $32.15 and $31.94, respectively.

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

	Pension Benefits
	Three Months Ended
	March 31,
	2017	2016
Service cost	$794	$826
Interest cost	3,108	3,285
Expected return on plan assets	(4,270)	(4,266)
Amortization of prior service cost	145	145
Amortization of actuarial loss	2,001	1,760
Settlement charge	-	3,028
Special termination benefit charge	-	302
Net periodic benefit cost	$1,778	$5,080

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2017	2016
Service cost	$255	$255
Interest cost	737	750
Expected return on plan assets	(647)	(711)
Amortization of prior service cost	(127)	(137)
Amortization of actuarial loss	291	267
Net periodic benefit cost	$509	$424

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

The Company made cash contributions of $7,711 to its Pension Plan during the first three months of 2017,  and intends to make additional cash contributions of $7,711 to the Pension Plan during the remainder of 2017.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 10 –  Water and Wastewater Rates

During the first three months of 2017, the Company’s operating divisions in Indiana and Ohio were granted base rate increases designed to increase total operating revenues on an annual basis by $7,403.  Further, during the first three months of 2017, the Company’s operating divisions in Illinois and North Carolina received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $2,031.

Note 11 –  Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2017	2016
Property	$6,785	$6,185
Gross receipts, excise and franchise	2,683	2,519
Payroll	3,124	3,337
Regulatory assessments	629	672
Pumping fees	944	918
Other	572	509
Total taxes other than income	$14,737	$14,140

Note 12 –  Segment Information

The Company has ten operating segments and one reportable segment.  The Regulated segment, the Company’s single reportable segment, is comprised of eight operating segments representing our water and wastewater regulated utility companies which are organized by the states where we provide water and wastewater services.  These operating segments are aggregated into one reportable segment because each of these operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$186,349	$1,438	$187,787	$186,006	$6,601	$192,607
Operations and maintenance expense	67,510	1,618	69,128	67,325	6,216	73,541
Depreciation	33,666	171	33,837	32,206	(61)	32,145
Operating income (loss)	71,067	(1,171)	69,896	72,850	(519)	72,331
Interest expense, net	19,777	1,549	21,326	18,801	1,052	19,853
Allowance for funds used during construction	3,193	-	3,193	2,308	-	2,308
Income tax expense (benefit)	3,856	(926)	2,930	3,673	(666)	3,007
Net income (loss)	50,896	(1,824)	49,072	52,894	(1,157)	51,737
Capital expenditures	94,409	153	94,562	72,389	595	72,984

	March 31,	December 31,
	2017	2016
Total assets:
Regulated	$6,024,765	$5,953,702
Other	210,830	205,289
Consolidated	$6,235,595	$6,158,991

Note 13 –  Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of March 31, 2017, the aggregate amount of $15,243 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated.  For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Further, the Company has insurance coverage for certain of these loss contingencies, and as of March 31, 2017, estimates that approximately $1,676 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The Company’s reserve for these claims totaled $1,770 at March 31, 2017 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14 –  Income Taxes

During the three months ended March 31, 2017, the Company’s Federal net operating loss (“NOL”) carryforward increased by $437.  In addition, during the three months ended March 31, 2017, the Company’s state NOL carryforward increased by $9,443.  As of March 31, 2017, the balance of the Company’s Federal NOL was $113,580.  The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance.  As of March 31, 2017, the balance of the Company’s gross state NOL was $584,688, a portion of which is offset by a valuation allowance because the Company does not believe the state NOLs are more likely than not to be realized.  The Company’s Federal and state NOL carryforwards begin to expire in 2032 and 2023, respectively.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $63,140 and $85,128, respectively.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $176,720 and $669,816 respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

In accordance with a 2012 settlement agreement with the Pennsylvania Public Utility Commission, Aqua Pennsylvania expenses, for tax purposes, qualifying utility asset improvement costs, which results in a substantial reduction in income tax expense and greater net income and cash flows.  The Company’s effective income tax rate for the first quarter of 2017 and 2016 was 5.6% and 5.5%, respectively.

As of March 31, 2017, the total gross unrecognized tax benefit was $28,261, of which $21,431, if recognized, would affect the Company’s effective tax rate as a result of the regulatory treatment afforded for qualifying infrastructure improvements in Pennsylvania.  At December 31, 2016, the Company had unrecognized tax benefits of $28,099.

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

Note 15 –  Recent Accounting Pronouncements

In March 2017, the FASB issued updated accounting guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost).  Historically, net benefit cost is reported as an employee cost within operating income, net of amounts capitalized.  The guidance requires the bifurcation of net benefit cost.  The service cost component will be presented with other employee compensation costs in operating income and the other components of net benefit cost will be reported separately outside of operating income, and will not be eligible for capitalization.  The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period.  The Company is evaluating the requirements of the updated guidance to determine the impact of adoption.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In January 2017, the FASB issued updated accounting guidance that eliminates step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment.  A goodwill impairment loss will instead be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.  The guidance will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017.  The Company does not expect the provisions of the updated guidance to have an impact on its results of operations or financial position.

In August 2016, the FASB issued updated accounting guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted.  The Company is currently evaluating the impact of this new standard on its consolidated cash flow statement, but does not expect there to be a significant impact.

In March 2016, the FASB issued updated accounting guidance on simplifying the accounting for share-based payments, which includes several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.   The updated guidance was effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption available.  On January 1, 2017, the Company adopted the updated guidance, prospectively, and recognized a previously unrecognized windfall tax benefit for stock-based compensation of $982  associated with the Company’s 2012 Federal net operating loss, which was recorded as an adjustment to deferred income taxes and retained earnings (refer to the presentation of “cumulative effect of change in accounting principle - windfall tax benefit” on our Consolidated Statement of Equity).  Additionally, income tax benefits in excess of compensation costs or tax deficiencies for share-based compensation are now recorded to our income tax provision, instead of historically to stockholder’s equity, which impacts our effective tax rate.  Lastly, all tax-related cash flows resulting from share-based payments are reported prospectively as operating activities on the statement of cash flows, a change from the historical requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In May 2014, the FASB issued updated accounting guidance on recognizing revenue from contracts with customers, which outlines a single comprehensive model that an entity will apply to determine the measurement of revenue and timing of recognition.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  The updated guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Additionally, the accounting for contributions in aid of construction may be impacted by the updated accounting guidance if the contributions are determined to be in scope.  In July 2015, the FASB approved a one year deferral to the original effective date of this guidance.  The updated guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the updated guidance in each prior reporting period, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the updated guidance recognized through retained earnings at the date of adoption.  In 2016, the Company performed an evaluation of the requirements of the updated guidance and based on current interpretations of the updated guidance believes that the impact of adoption may not result in a material change in our measurement of revenue and timing of recognition if contributions in aid of construction are determined to not be in scope.  The Company continues to evaluate the impact of adoption if contributions in aid of construction are determined to be in scope.  Additionally, we plan to implement the updated guidance using the modified retrospective approach.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address, among other things: the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions.  Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, among others: the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, changes to the capital markets, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such report.  As a result, readers are cautioned not to place undue reliance on any forward-looking statements.  We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

During 2016, we completed the sale of business units within Aqua Resources which provided liquid waste hauling and disposal services, and inspection, cleaning and repair of storm and sanitary wastewater lines.  Additionally, in 2016, we decided to market for sale two business units that are reported within the Company’s market-based subsidiary, Aqua Resources.  One business unit installed and tested devices that prevent the contamination of potable water and repaired water and wastewater systems, for which the sale was completed in January 2017.  The other business unit repairs and performs maintenance on water and wastewater systems and as of March 31, 2017, this business unit is reported as assets held for sale in the Company’s consolidated balance sheet.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.

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

Financial Condition

During the first three months of 2017, we had $94,562 of capital expenditures, expended $220 for the acquisition of water and wastewater utility systems, issued $117,879 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $89,666. The capital expenditures were related to new and replacement water mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.  The issuance of long-term debt was comprised principally of the funds borrowed under our revolving credit facility and the issuance of $50,000 of first mortgage bonds by Aqua Pennsylvania in January 2017.

At March 31, 2017, we had $4,425 of cash and cash equivalents compared to $3,763 at December 31, 2016.  During the first three months of 2017, we used the proceeds from the issuance of long-term debt and internally generated funds to fund the cash requirements discussed above and to pay dividends.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

At March 31, 2017, our $250,000 unsecured revolving credit facility, which expires in February 2021, had $179,439 available for borrowing.  At March 31, 2017, we had short-term lines of credit of $135,500, of which $107,768 was available for borrowing.  One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of March 31, 2017, $73,258 was available for borrowing.

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

Results of Operations

Analysis of First Quarter of 2017 Compared to First Quarter of 2016

Revenues decreased by $4,820 or 2.5%, primarily due to a decrease in market-based activities revenue of $5,163 associated with the dispositions of business units, and a decrease in customer water consumption, offset by additional revenues from organic growth of $765, and an increase in water and wastewater rates of $434.

Operations and maintenance expenses decreased by $4,413 or 6.0%, primarily due to a reduction in operating expenses for Aqua Resources of $4,558 associated with the disposition of business units, offset by the prior year effect of a gain on sale of a utility system of $1,215.  The gain on sale of a utility system is reported in the consolidated statement of  net income as a component of operations and maintenance expense.

Depreciation expense increased by $1,692 or 5.3%, primarily due to the utility plant placed in service since March 31, 2016.

Taxes other than income taxes increased by $597 or 4.2% primarily due to an increase in property taxes of $600 primarily due to the effect of a benefit recorded in 2016 for Ohio based on the final settlement of a property tax bill.

Interest expense increased by $1,473 or 7.4%, primarily due to an increase in average borrowings.

Allowance for funds used during construction (“AFUDC”) increased by $885, due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, and an increase in the AFUDC rate due to an increase in short-term interest rates.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Our effective income tax rate was 5.6% in the first quarter of 2017 and 5.5% in the first quarter of 2016.  The effective income tax rate increased due to the effect of less tax deductions recognized in the first quarter of 2017 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Net income decreased by $2,665 or 5.2%, primarily as a result of the factors described above.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 15, Recent Accounting Pronouncements, to the consolidated financial statements in this report.

Item 3  – Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices.  There have been no significant changes in our exposure to market risks since December 31, 2016.  Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information.

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

Item 1A – Risk Factors

There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 under “Part 1, Item 1A – Risk Factors.”

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2017:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
January 1 - 31, 2017	4,027	$30.40	-	-
February 1 - 28, 2017	61,740	31.12	-	-
March 1 - 31, 2017	269	31.77	-	-
Total	66,036	$31.08	-	-

(1)

These amounts include the following:  (a) 60,078 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation; and (b) 5,958 shares we acquired from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock), upon exercise, by delivering to us shares of our common stock in accordance with the terms of our equity compensation plan that were previously approved by our shareholders and disclosed in our proxy statements.  These features of our equity compensation plan are available to all employees who receive stock-based compensation under the plan.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

Item 6 – Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

May 4,  2017

Aqua America, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
President and
Chief Executive Officer

/s/ David P. Smeltzer
David P. Smeltzer
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Performance-Based Share Unit Grant Terms and Conditions*
10.2	Restricted Stock Unit Grant Terms and Conditions for Chief Executive Officer*
10.3	Restricted Stock Unit Grant Terms and Conditions for all other executive officers*
10.4	Stock Option Grant Terms and Conditions*
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document

*Indicates management contract or compensatory plan or arrangement