Form 10-Q
period 2017-06-30
AQUA AMERICA INC
filed 2017-08-03
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

July 24, 2017:  177,651,543

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Assets	2017	2016
Property, plant and equipment, at cost	$6,717,832	$6,509,117
Less: accumulated depreciation	1,558,681	1,507,502
Net property, plant and equipment	5,159,151	5,001,615
Current assets:
Cash and cash equivalents	7,811	3,763
Accounts receivable and unbilled revenues, net	98,890	97,394
Inventory, materials and supplies	16,838	12,961
Prepayments and other current assets	13,009	12,804
Assets held for sale	1,543	1,728
Total current assets	138,091	128,650

Regulatory assets	1,003,808	948,647
Deferred charges and other assets	33,597	30,845
Investment in joint venture	6,786	7,026
Goodwill	42,266	42,208
Total assets	$6,383,699	$6,158,991
Liabilities and Equity
Stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 180,635,368 and 180,311,345 as of June 30, 2017 and December 31, 2016	$90,317	$90,155
Capital in excess of par value	802,799	797,513
Retained earnings	1,075,856	1,032,844
Treasury stock, at cost, 2,984,264 and 2,916,969 shares as of June 30, 2017 and December 31, 2016	(73,206)	(71,113)
Accumulated other comprehensive income	764	669
Total stockholders' equity	1,896,530	1,850,068

Long-term debt, excluding current portion	1,844,342	1,759,962
Less: debt issuance costs	21,761	22,357
Long-term debt, excluding current portion, net of debt issuance costs	1,822,581	1,737,605
Commitments and contingencies (See Note 13)

Current liabilities:
Current portion of long-term debt	143,567	150,671
Loans payable	67,456	6,535
Accounts payable	46,376	59,872
Accrued interest	17,007	18,367
Accrued taxes	18,858	25,607
Other accrued liabilities	39,283	40,484
Total current liabilities	332,547	301,536

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,339,583	1,269,253
Customers' advances for construction	91,131	91,843
Regulatory liabilities	244,613	250,635
Other	105,051	115,583
Total deferred credits and other liabilities	1,780,378	1,727,314

Contributions in aid of construction	551,663	542,468
Total liabilities and equity	$6,383,699	$6,158,991

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	June 30,
	2017	2016
Operating revenues	$203,418	$203,876

Operating expenses:
Operations and maintenance	70,853	73,994
Depreciation	33,407	31,619
Amortization	127	528
Taxes other than income taxes	14,419	14,242
Total operating expenses	118,806	120,383

Operating income	84,612	83,493

Other expense (income):
Interest expense, net	21,387	20,115
Allowance for funds used during construction	(3,463)	(1,871)
Gain on sale of other assets	(10)	(121)
Equity loss in joint venture	161	229
Income before income taxes	66,537	65,141
Provision for income taxes	5,569	5,515
Net income	$60,968	$59,626

Net income per common share:
Basic	$0.34	$0.34
Diluted	$0.34	$0.33

Average common shares outstanding during the period:
Basic	177,609	177,288
Diluted	178,045	178,084

Cash dividends declared per common share	$0.1913	$0.178

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
Operating revenues	$391,205	$396,483

Operating expenses:
Operations and maintenance	139,981	147,535
Depreciation	67,244	63,764
Amortization	316	978
Taxes other than income taxes	29,156	28,382
Total operating expenses	236,697	240,659

Operating income	154,508	155,824

Other expense (income):
Interest expense, net	42,713	39,968
Allowance for funds used during construction	(6,656)	(4,179)
Gain on sale of other assets	(279)	(328)
Equity loss in joint venture	191	478
Income before income taxes	118,539	119,885
Provision for income taxes	8,499	8,522
Net income	$110,040	$111,363

Net income per common share:
Basic	$0.62	$0.63
Diluted	$0.62	$0.63

Average common shares outstanding during the period:
Basic	177,545	177,196
Diluted	178,042	177,920

Cash dividends declared per common share	$0.3826	$0.356

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$60,968	$59,626	$110,040	$111,363
Other comprehensive income, net of tax:
Unrealized holding gain on investments, net of tax expense of $20 and $7 for the three months, and $51 and $3 for the six months ended June 30, 2017 and 2016, respectively	37	12	95	6
Reclassification of gain on sale of investment to net income, net of tax of $30 for the six months ended June 30, 2016 (1)	-	-	-	(57)
Comprehensive income	$61,005	$59,638	$110,135	$111,312

(1) Amount of pre-tax gain of $87 reclassified from accumulated other comprehensive income to gain on sale of other assets on the consolidated statements of net income for the six months ended June 30, 2016.

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		June 30,	December 31,
		2017	2016
Stockholders' equity:
Common stock, $.50 par value		$90,317	$90,155
Capital in excess of par value		802,799	797,513
Retained earnings		1,075,856	1,032,844
Treasury stock, at cost		(73,206)	(71,113)
Accumulated other comprehensive income		764	669
Total stockholders' equity		1,896,530	1,850,068

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	4,339	4,661
1.00% to 1.99%	2019 to 2035	13,664	15,539
2.00% to 2.99%	2024 to 2033	20,120	19,668
3.00% to 3.99%	2019 to 2056	430,600	381,944
4.00% to 4.99%	2020 to 2054	422,896	487,318
5.00% to 5.99%	2019 to 2043	205,828	213,078
6.00% to 6.99%	2017 to 2036	52,995	52,985
7.00% to 7.99%	2022 to 2027	32,706	33,066
8.00% to 8.99%	2021 to 2025	6,334	6,565
9.00% to 9.99%	2018 to 2026	26,400	26,400
10.00% to 10.99%	2018	6,000	6,000
		1,221,882	1,247,224

Notes payable to bank under revolving credit agreement, variable rate, due 2021		135,000	25,000
Unsecured notes payable:
Bank notes at 1.921% and 1.975% due 2017 and 2018		100,000	100,000
Notes ranging from 3.01% to 3.59% due 2027 through 2041		245,000	245,000
Notes ranging from 4.62% to 4.87%, due 2017 through 2024		133,600	133,600
Notes ranging from 5.20% to 5.95%, due 2018 through 2037		152,427	159,809
Total long-term debt		1,987,909	1,910,633

Current portion of long-term debt		143,567	150,671
Long-term debt, excluding current portion		1,844,342	1,759,962
Less: debt issuance costs		21,761	22,357
Long-term debt, excluding current portion, net of debt issuance costs		1,822,581	1,737,605

Total capitalization		$3,719,111	$3,587,673

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive
	Stock	Par Value	Earnings	Stock	Income	Total
Balance at December 31, 2016	$90,155	$797,513	$1,032,844	$(71,113)	$669	$1,850,068
Net income	-	-	110,040	-	-	110,040
Other comprehensive income, net of income tax of $51	-	-	-	-	95	95
Dividends	-	-	(67,920)	-	-	(67,920)
Sale of stock (23,194 shares)	12	703	-	-	-	715
Repurchase of stock (67,295 shares)	-	-	-	(2,093)	-	(2,093)
Equity compensation plan (160,279 shares)	80	(80)	-	-	-	-
Exercise of stock options (140,550 shares)	70	2,257	-	-	-	2,327
Stock-based compensation	-	2,810	(90)	-	-	2,720
Cumulative effect of change in accounting principle - windfall tax benefit	-	-	982	-	-	982
Other	-	(404)	-	-	-	(404)
Balance at June 30, 2017	$90,317	$802,799	$1,075,856	$(73,206)	$764	$1,896,530

Refer to Note 15 - Recent Accounting Pronouncements for a discussion of the cumulative effect of change in accounting principle - windfall tax benefit
See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$110,040	$111,363
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	67,560	64,742
Deferred income taxes	6,299	5,051
Provision for doubtful accounts	2,052	2,101
Stock-based compensation	2,810	2,200
Loss (gain) on sale of utility system and market-based business unit	324	(1,782)
Gain on sale of other assets	(279)	(328)
Net change in receivables, inventory and prepayments	(7,417)	(4,130)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(10,969)	(2,695)
Postretirement benefit contributions	(15,421)	(6,787)
Other	2,262	7,923
Net cash flows from operating activities	157,261	177,658
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $1,543 and $1,097	(208,472)	(168,587)
Acquisitions of utility systems and other, net	(5,765)	(5,626)
Net proceeds from the sale of utility system and other assets	1,102	6,439
Other	(144)	(45)
Net cash flows used in investing activities	(213,279)	(167,819)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	3,629	3,205
Repayments of customers' advances	(1,774)	(1,282)
Net proceeds of short-term debt	60,921	9,518
Proceeds from long-term debt	222,780	169,297
Repayments of long-term debt	(145,499)	(112,650)
Change in cash overdraft position	(12,616)	(15,338)
Proceeds from issuing common stock	715	670
Proceeds from exercised stock options	2,327	3,569
Stock-based compensation windfall tax benefits	-	1,198
Repurchase of common stock	(2,093)	(2,859)
Dividends paid on common stock	(67,920)	(63,071)
Other	(404)	(402)
Net cash flows from (used in) financing activities	60,066	(8,145)
Net change in cash and cash equivalents	4,048	1,694
Cash and cash equivalents at beginning of period	3,763	3,229
Cash and cash equivalents at end of period	$7,811	$4,923

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$32,770	$20,863
Non-cash customer advances and contributions in aid of construction	11,488	11,199

Refer to Note 3 - Acquisitions for a description of non-cash activities
See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at June 30, 2017, the consolidated statements of net income and comprehensive income for the three and six months ended June 30, 2017 and 2016 the consolidated statements of cash flow for the six months ended June 30, 2017 and 2016, and the consolidated statement of equity for the six months ended June 30, 2017 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present a  fair statement of our consolidated financial position, consolidated changes in equity, consolidated results of operations, and consolidated cash flow for the periods presented.  Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.  The December 31, 2016 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2016 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.  Certain prior period amounts have been reclassified to conform to the current period presentation of postretirement benefit contributions in the consolidated statements of cash flows.

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

Note 2 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2016	$37,367	$4,841	$42,208
Goodwill acquired	72	-	72
Reclassification to utility plant acquisition adjustment	(14)	-	(14)
Balance at June 30, 2017	$37,425	$4,841	$42,266

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

Note 3 – Acquisitions

During the first half of 2017, the Company completed three acquisitions of water and wastewater utility systems in various states adding 1,002 customers.  The total purchase price of these utility systems consisted of $5,765 in cash, which resulted in $72 of goodwill being recorded.  The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

Pursuant to our strategy to grow through acquisitions, in January 2016, the Company acquired Superior Water Company, Inc., which provides public water service to approximately 3,900 customers in portions of Berks, Chester, and Montgomery counties in Pennsylvania.  The total purchase price for the utility system was $16,750, which consisted of the issuance of 439,943 shares of the Company’s common stock and $3,905 in cash.  The purchase price allocation for this acquisition consisted primarily of acquired property, plant and equipment of $25,167, contributions in aid of construction of $16,565, and goodwill of $8,622.  Additionally, during 2016, the Company completed eighteen acquisitions of water and wastewater utility systems in various states adding 2,469 customers.  The total purchase price of these utility systems consisted of $5,518 in cash, which resulted in $1,756 of goodwill being recorded.  The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

Note 4  –  Assets Held for Sale

In the first quarter of 2017, the Company decided to market for sale a water system that serves approximately 265 customers.  This water system is reported as assets held for sale in the Company’s consolidated balance sheet.

In the second quarter of 2016, the Company decided to market for sale two business units that are reported within the Company’s market-based subsidiary, Aqua Resources.  One business unit installed and tested devices that prevent the contamination of potable water and repaired water and wastewater systems, for which the sale was completed in January 2017.  The other business unit repairs and performs maintenance on water and wastewater systems, for which the sale was completed in June 2017.

]

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 5  –  Capitalization

In July 2017, Aqua Illinois issued $100,000 of first mortgage bonds consisting of the following:

\
Amount	Interest Rate	Maturity
$25,000	3.64%	2032
$6,000	3.89%	2037
$15,000	3.90%	2038
$10,000	4.18%	2047
$22,000	4.22%	2049
$22,000	4.24%	2050

The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

In July 2017, Aqua Pennsylvania issued $80,000 of first mortgage bonds, of which $40,000 is due in 2055 and $40,000 is due in 2057 with interest rates of 4.04% and 4.06%, respectively.  The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended June 30, 2017.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions.    As of June 30, 2017 and December 31, 2016, the carrying amount of the Company’s loans payable was $67,456 and $6,535, respectively, which equates to their estimated fair value.  The fair value of mutual funds to fund our deferred compensation plan liability is determined based on quoted market prices from active markets utilizing Level 1 methods and assumptions.  As of June 30, 2017 and December 31, 2016, the carrying amount of these securities was $18,000 and $17,072,  which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.  The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing Level 2 methods and assumptions.  As of June 30, 2017 and December 31, 2016, the carrying amounts of the Company's cash and cash equivalents was $7,811 and $3,763, respectively, which equates to their fair value.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	June 30,	December 31,
	2017	2016
Carrying Amount	$1,987,909	$1,910,633
Estimated Fair Value	2,049,090	2,018,933

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.  The Company’s customers’ advances for construction have a carrying value of $91,131 as of June 30, 2017, and $91,843 as of December 31, 2016.  Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases.  Portions of these non-interest bearing instruments are payable annually through 2027 and amounts not paid by the respective contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Average common shares outstanding during the period for basic computation	177,609	177,288	177,545	177,196
Dilutive effect of employee stock-based compensation	436	796	497	724
Average common shares outstanding during the period for diluted computation	178,045	178,084	178,042	177,920

For the three and six months ended June 30, 2017 and 2016, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods.

Note 8  –  Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan, as amended as of February 27, 2014 (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 3,125,000 shares under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the 2009 Plan.  During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the 2009 Plan.  Awards to employees and consultants under the 2009 Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors.  In the case of awards to non-employee directors, the Board of Directors makes such awards.  At June 30, 2017,  3,741,035 shares were still available for issuance under the 2009 Plan.  No further grants may be made under the 2004 Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock-based compensation within operations and maintenance expenses	$971	$967	$1,841	$1,492
Income tax benefit	394	392	747	601

The following table summarizes the PSU transactions for the six months ended June 30, 2017:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	476,896	$27.96
Granted	125,202	30.79
Performance criteria adjustment	(64,034)	27.75
Forfeited	(12,915)	28.01
Share units vested in prior period and issued in current period	32,400	25.31
Share units issued	(125,999)	36.37
Nonvested share units at end of period	431,550	$26.16

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted during the six months ended June 30, 2017 and 2016 was $30.79 and $28.89, respectively.  The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months.  The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.  The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock-based compensation within operations and maintenance expenses	$322	$296	$603	$464
Income tax benefit	133	122	249	191

The following table summarizes the RSU transactions for the six months ended June 30, 2017:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	109,273	$28.48
Granted	41,293	30.37
Stock units vested and issued	(26,279)	26.12
Forfeited	(2,287)	30.52
Nonvested stock units at end of period	122,000	$29.59

The per unit weighted-average fair value at the date of grant for RSUs granted during the six months ended June 30, 2017 and 2016 was $30.37 and $32.09, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock-based compensation within operations and maintenance expenses	$74	$-	$104	$-
Income tax benefit	33	18	125	234

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

For the six months ended June 30, 2016, there were no compensation costs for stock-based compensation related to stock options, as the previous stock option grant that occurred in 2010 became fully amortized in 2013.  Additionally, there were no stock options granted during the six months ended June 30, 2016.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the six months ended June 30, 2017:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	427,335	$15.55
Granted	120,127	30.47
Forfeited	(1,053)	30.47
Expired / Cancelled	(2,812)	14.26
Exercised	(140,550)	16.56
Outstanding at end of period	403,047	$19.62	4.0	$5,514

Exercisable at end of period	283,973	$15.07	1.6	$5,177

Stock Awards –      Stock awards represent the issuance of our common stock, without restriction.  The issuance of stock awards results in compensation expense which is equal to the fair market value of the stock on the grant date, and is expensed immediately upon grant.  The following table provides the compensation cost and income tax benefit for stock-based compensation related to stock awards:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock-based compensation within operations and maintenance expenses	$131	$131	$262	$244
Income tax benefit	54	54	109	101

The following table summarizes stock award transactions for the six months ended June 30, 2017:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	8,001	32.79
Vested	(8,001)	32.79
Nonvested stock awards at end of period	-	$-

The per unit weighted-average fair value at the date of grant for stock awards granted during the six months ended June 30, 2017 and 2016 was $32.79 and $33.64, respectively.

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

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$794	$784	$1,587	$1,610
Interest cost	3,108	3,251	6,217	6,536
Expected return on plan assets	(4,270)	(4,215)	(8,539)	(8,481)
Amortization of prior service cost	145	145	290	290
Amortization of actuarial loss	2,001	1,797	4,002	3,557
Settlement charge	-	-	-	3,028
Special termination benefit charge	-	-	-	302
Net periodic benefit cost	$1,778	$1,762	$3,557	$6,842

	Other
	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$255	$253	$510	$508
Interest cost	737	726	1,473	1,476
Expected return on plan assets	(647)	(645)	(1,294)	(1,356)
Amortization of prior service cost	(127)	(137)	(254)	(274)
Amortization of actuarial loss	291	220	583	487
Net periodic benefit cost	$509	$417	$1,018	$841

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

The Company made cash contributions of $15,421 to its Pension Plan during the first six months of 2017,  which completed the Company’s 2017 cash contributions.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 10 –  Water and Wastewater Rates

During the first six months of 2017, the Company’s operating divisions in Indiana and Ohio were granted base rate increases designed to increase total operating revenues on an annual basis by $7,403.  Further, during the first six months of 2017, the Company’s operating divisions in Illinois, New Jersey, and North Carolina received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $3,659.

Note 11 –  Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Property	$6,867	$6,928	$13,652	$13,113
Gross receipts, excise and franchise	3,363	3,113	6,538	6,059
Payroll	2,132	2,299	5,256	5,635
Regulatory assessments	630	681	1,259	1,352
Pumping fees	1,350	1,140	2,294	2,059
Other	77	81	157	164
Total taxes other than income	$14,419	$14,242	$29,156	$28,382

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

Two operating segments are included within the Other category below.  These segments are not quantitatively significant and are comprised of Aqua Resources and Aqua Infrastructure.  Aqua Resources provides water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories; and offers, through a third party, water and sewer line repair service and protection solutions to households.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.  In addition to these segments, Other is comprised of other business activities not included in the reportable segment, including corporate costs that have not been allocated to the Regulated segment and intersegment eliminations. Corporate costs include general and administrative expenses, and interest expense.  Additionally, contained within total assets for the Other category, in the table below, is a regulatory asset for postretirement benefits for the underfunded status of the Company’s  pension and other postretirement benefit plans and an intercompany receivable.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$201,960	$1,458	$203,418	$198,086	$5,790	$203,876
Operations and maintenance expense	72,560	(1,707)	70,853	69,676	4,318	73,994
Depreciation	34,141	(734)	33,407	32,214	(595)	31,619
Operating income	81,152	3,460	84,612	82,018	1,475	83,493
Interest expense, net	19,747	1,640	21,387	19,093	1,022	20,115
Allowance for funds used during construction	3,463	-	3,463	1,871	-	1,871
Income tax expense (benefit)	5,249	320	5,569	5,910	(395)	5,515
Net income	59,629	1,339	60,968	59,004	622	59,626

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$388,309	$2,896	$391,205	$384,092	$12,391	$396,483
Operations and maintenance expense	140,070	(89)	139,981	137,001	10,534	147,535
Depreciation	67,807	(563)	67,244	64,420	(656)	63,764
Operating income	152,219	2,289	154,508	154,868	956	155,824
Interest expense, net	39,524	3,189	42,713	37,894	2,074	39,968
Allowance for funds used during construction	6,656	-	6,656	4,179	-	4,179
Income tax expense (benefit)	9,105	(606)	8,499	9,583	(1,061)	8,522
Net income (loss)	110,525	(485)	110,040	111,898	(535)	111,363
Capital expenditures	208,174	298	208,472	167,900	687	168,587

	June 30,	December 31,
	2017	2016
Total assets:
Regulated	$6,145,289	$5,953,702
Other	238,410	205,289
Consolidated	$6,383,699	$6,158,991

Note 13 –  Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of June 30, 2017, the aggregate amount of $15,259 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated.  For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

cash flows.  Further, the Company has insurance coverage for certain of these loss contingencies, and as of June 30, 2017, estimates that approximately $3,407 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The Company’s reserve for these claims totaled $1,770 at June 30, 2017 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 14 –  Income Taxes

During the six months ended June 30, 2017, the Company’s Federal net operating loss (“NOL”) carryforward decreased by $15,986.  In addition, during the six months ended June 30, 2017, the Company’s state NOL carryforward increased by $11,925.  As of June 30, 2017, the balance of the Company’s Federal NOL was $97,158.  The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance.  As of June 30, 2017, the balance of the Company’s gross state NOL was $587,066, a portion of which is offset by a valuation allowance because the Company does not believe the state NOLs are more likely than not to be realized.  The Company’s Federal and state NOL carryforwards begin to expire in 2032 and 2023, respectively.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $63,631 and $85,232, respectively.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $160,789 and $672,298 respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

In accordance with a 2012 settlement agreement with the Pennsylvania Public Utility Commission, Aqua Pennsylvania expenses, for tax purposes, qualifying utility asset improvement costs, which results in a substantial reduction in income tax expense and greater net income and cash flows.  The Company’s effective income tax rate for the second quarter of 2017 and 2016 was 8.4% and 8.5%, respectively, and for the first six months of 2017 and 2016 was 7.2% and 7.1%, respectively.

As of June 30, 2017, the total gross unrecognized tax benefit was $28,464, of which $22,364, if recognized, would affect the Company’s effective tax rate as a result of the regulatory treatment afforded for qualifying infrastructure improvements in Pennsylvania.  At December 31, 2016, the Company had unrecognized tax benefits of $28,099.

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

In January 2017, the FASB issued updated accounting guidance that eliminates step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment.  A goodwill impairment loss will instead be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.  The guidance will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017.  The Company has elected to early adopt the provisions of the updated guidance, for its annual impairment valuation to be performed in the third quarter of 2017, and does not expect the provisions of the updated guidance to have an impact on its results of operations or financial position.

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

In January 2016, the FASB issued updated accounting guidance on the recognition and measurement of financial assets and financial liabilities, which amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income.  The updated guidance is effective for interim and annual periods beginning after December 31, 2017.  The Company does not expect the provisions of the updated guidance to have a material impact on its results of operations or financial position.

In May 2014, the FASB issued updated accounting guidance on recognizing revenue from contracts with customers, which outlines a single comprehensive model that an entity will apply to determine the measurement of revenue and timing of recognition.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  The updated guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Additionally, the accounting for contributions in aid of construction may be impacted by the updated accounting guidance if the contributions are determined to be in scope.  In July 2015, the FASB approved a one year deferral to the original effective date of this guidance.  The updated guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the updated guidance in each prior reporting period, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the updated guidance recognized through retained earnings at the date of adoption.  In 2016, the Company performed an evaluation of the requirements of the updated guidance and based on current interpretations of the updated guidance believes that the impact of adoption may not result in a material change in our measurement of revenue and timing of recognition if contributions in aid of construction are determined to not be in scope.  In 2017, the American Institute of Certified Public Accountants (AICPA) power and utility entities revenue recognition task force has determined that contributions in aid of construction are not in the scope of the new standard, and submitted its determination to the AICPA’s revenue recognition working group for approval.  We  plan to implement the updated guidance using the modified retrospective approach on January 1, 2018.

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

General Information

Aqua America, Inc. (“we”, “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia.  Our largest operating subsidiary, Aqua Pennsylvania, provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania.  Our other regulated utility subsidiaries provide similar services in seven other states.  In addition, the Company’s market-based activities are conducted through Aqua Infrastructure, LLC and Aqua Resources, Inc.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.    Aqua Resources provides water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories; and offers, through a third party, water and wastewater line repair service and protection solutions to households.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

During 2016, we completed the sale of business units within Aqua Resources which provided liquid waste hauling and disposal services, and inspection, cleaning and repair of storm and sanitary wastewater lines.  Additionally, in 2016, we decided to market for sale two business units that are reported within the Company’s market-based subsidiary, Aqua Resources.  One business unit installed and tested devices that prevent the contamination of potable water and repaired water and wastewater systems, for which the sale was completed in January 2017.  The other business unit repairs and performs maintenance on water and wastewater systems, for which the sale was completed in June 2017.

Aqua America, Inc., which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, formerly known as Philadelphia Suburban Water Company.  In the early 1990s, we embarked on a growth-through-acquisition strategy focused on water and wastewater operations.  Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of American Water Works Company, Inc.’s regulated operations in Ohio in 2012.  Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and has extended our regulated operations from southeastern Pennsylvania to include operations in seven other states.  Currently, the Company seeks to acquire businesses in the U.S. regulated sector, which includes water and wastewater utilities and other regulated utilities, and to opportunistically pursue growth ventures in select market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated businesses.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes.

Financial Condition

During the first six months of 2017, we had $208,472 of capital expenditures, expended $5,765 for the acquisition of water and wastewater utility systems, issued $222,780 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $145,499. The capital expenditures were related to new and replacement water mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.  The issuance of long-term debt was comprised principally of the funds borrowed under our revolving credit facility and the issuance of $50,000 of first mortgage bonds by Aqua Pennsylvania in January 2017.

At June 30, 2017, we had $7,811 of cash and cash equivalents compared to $3,763 at December 31, 2016.  During the first six months of 2017, we used the proceeds from the issuance of long-term debt and internally generated funds to fund the cash requirements discussed above and to pay dividends.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

At June 30, 2017, our $250,000 unsecured revolving credit facility, which expires in February 2021, had $97,547 available for borrowing.  At June 30, 2017, we had short-term lines of credit of $135,500, of which $68,044 was available for borrowing.  One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of June 30, 2017, $33,534 was available for borrowing.  Subsequently, in July we issued $180,000 of long-term debt, the proceeds of which were used to reduce our borrowings under our revolving credit facilities.

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

Results of Operations

Analysis of Second Quarter of 2017 Compared to Second Quarter of 2016

Revenues decreased by $458 or 0.2%, primarily due to a decrease in market-based activities revenue of $4,376 associated with the dispositions of business units, offset by an increase in customer water consumption, an increase in water and wastewater rates and infrastructure rehabilitation surcharges of $1,840, and additional water and wastewater revenues from organic growth of $733.

Operations and maintenance expenses decreased by $3,141 or 4.2%, due to a reduction in operating expenses for Aqua Resources of $4,174 associated with the disposition of business units.

Depreciation expense increased by $1,788 or 5.7%, primarily due to the utility plant placed in service since June 30, 2016.

Interest expense increased by $1,272 or 6.3%, primarily due to an increase in average borrowings, offset by a decrease in our effective interest rate.

Allowance for funds used during construction (“AFUDC”) increased by $1,592, due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, and an increase in the AFUDC rate as a result of an increase in the amount of AFUDC related to equity.

Our effective income tax rate was 8.4% in the second quarter of 2017 and 8.5% in the second quarter of 2016.  The effective income tax rate decreased due to the effect of additional tax deductions recognized in the second quarter of 2017 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Net income increased by $1,342 or 2.3%, primarily as a result of the factors described above.

Analysis of First Six Months of 2017 Compared to First Six Months of 2016

Revenues decreased by $5,278 or 1.3%, primarily due to a decrease in market-based activities revenue of $9,539 associated with the dispositions of business units, offset by an increase in water and wastewater rates and infrastructure rehabilitation surcharges of $2,827, and additional water and wastewater revenues from organic growth of $1,800.

Operations and maintenance expenses decreased by $7,554 or 5.1%, due to a reduction in operating expenses for Aqua Resources of $8,732 associated with the disposition of business units, offset by the prior year effect of a gain on sale of a utility system of $1,215.  The gain on sale of a utility system is reported in the consolidated statement of net income as a component of operations and maintenance expense.

Depreciation expense increased by $3,480 or 5.5%, primarily due to the utility plant placed in service since June  30, 2016.

Taxes other than income taxes increased by $774 or 2.7% primarily due to an increase in property taxes of $539 primarily due to the effect of a benefit recorded in 2016 for Ohio based on the final settlement of a property tax bill.

Interest expense increased by $2,745 or 6.9%, primarily due to an increase in average borrowings, offset by a decrease in our effective interest rate.

Allowance for funds used during construction (“AFUDC”) increased by $2,477, due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, and an increase in the AFUDC rate as a result of an increase in the amount of AFUDC related to equity.

Our effective income tax rate was 7.2% in the first six months of 2017 and 7.1% in the first six months of 2016.  The effective income tax rate increased due to the effect of less tax deductions recognized in the first six months of 2017 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Net income decreased by $1,323 or 1.2%, primarily as a result of the factors described above.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended June 30, 2017:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
April 1-30, 2017	-	$-	-	-
May 1-31, 2017	1,259	$31.49	-	-
June 1-30, 2017	-	$-	-	-
Total	1,259	$31.49	-	-

(1)

These amounts include the following:  (a) 281 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation; and (b) 978 shares we acquired from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock), upon exercise, by delivering to us shares of our common stock in accordance with the terms of our equity compensation plan that were previously approved by our shareholders and disclosed in our proxy statements.  These features of our equity compensation plan are available to all employees who receive stock-based compensation under the plan.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

Item 6 – Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 3,  2017

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