Form 10-Q
period 2017-09-30
AQUA AMERICA INC
filed 2017-11-02
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

October 20, 2017:  177,690,598

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Assets	2017	2016
Property, plant and equipment, at cost	$6,857,093	$6,509,117
Less: accumulated depreciation	1,580,619	1,507,502
Net property, plant and equipment	5,276,474	5,001,615
Current assets:
Cash and cash equivalents	4,139	3,763
Accounts receivable and unbilled revenues, net	104,894	97,394
Inventory, materials and supplies	16,557	12,961
Prepayments and other current assets	11,209	12,804
Assets held for sale	1,543	1,728
Total current assets	138,342	128,650

Regulatory assets	1,044,787	948,647
Deferred charges and other assets	36,169	30,845
Investment in joint venture	7,379	7,026
Goodwill	42,230	42,208
Total assets	$6,545,381	$6,158,991
Liabilities and Equity
Stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 180,669,222 and 180,311,345 as of September 30, 2017 and December 31, 2016	$90,334	$90,155
Capital in excess of par value	804,753	797,513
Retained earnings	1,115,601	1,032,844
Treasury stock, at cost, 2,984,973 and 2,916,969 shares as of September 30, 2017 and December 31, 2016	(73,229)	(71,113)
Accumulated other comprehensive income	806	669
Total stockholders' equity	1,938,265	1,850,068

Long-term debt, excluding current portion	1,974,327	1,759,962
Less: debt issuance costs	21,854	22,357
Long-term debt, excluding current portion, net of debt issuance costs	1,952,473	1,737,605
Commitments and contingencies (See Note 13)

Current liabilities:
Current portion of long-term debt	84,704	150,671
Loans payable	20,990	6,535
Accounts payable	63,358	59,872
Accrued interest	23,210	18,367
Accrued taxes	21,745	25,607
Other accrued liabilities	38,943	40,484
Total current liabilities	252,950	301,536

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,391,096	1,269,253
Customers' advances for construction	107,715	91,843
Regulatory liabilities	239,469	250,635
Other	110,412	115,583
Total deferred credits and other liabilities	1,848,692	1,727,314

Contributions in aid of construction	553,001	542,468
Total liabilities and equity	$6,545,381	$6,158,991

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	September 30,
	2017	2016
Operating revenues	$215,008	$226,593

Operating expenses:
Operations and maintenance	67,982	79,812
Depreciation	34,264	33,881
Amortization	42	389
Taxes other than income taxes	15,234	14,712
Total operating expenses	117,522	128,794

Operating income	97,486	97,799

Other expense (income):
Interest expense, net	22,411	20,168
Allowance for funds used during construction	(3,914)	(2,267)
Gain on sale of other assets	(43)	(62)
Equity earnings in joint venture	(593)	(1,621)
Income before income taxes	79,625	81,581
Provision for income taxes	3,400	8,411
Net income	$76,225	$73,170

Net income per common share:
Basic	$0.43	$0.41
Diluted	$0.43	$0.41

Average common shares outstanding during the period:
Basic	177,660	177,336
Diluted	178,124	177,817

Cash dividends declared per common share	$0.2047	$0.191

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
Operating revenues	$606,213	$623,076

Operating expenses:
Operations and maintenance	207,963	227,347
Depreciation	101,508	97,645
Amortization	358	1,367
Taxes other than income taxes	44,390	43,094
Total operating expenses	354,219	369,453

Operating income	251,994	253,623

Other expense (income):
Interest expense, net	65,124	60,136
Allowance for funds used during construction	(10,570)	(6,446)
Gain on sale of other assets	(322)	(390)
Equity earnings in joint venture	(402)	(1,143)
Income before income taxes	198,164	201,466
Provision for income taxes	11,899	16,933
Net income	$186,265	$184,533

Net income per common share:
Basic	$1.05	$1.04
Diluted	$1.05	$1.04

Average common shares outstanding during the period:
Basic	177,583	177,243
Diluted	178,103	177,781

Cash dividends declared per common share	$0.5873	$0.5473

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$76,225	$73,170	$186,265	$184,533
Other comprehensive income, net of tax:
Unrealized holding gain on investments, net of tax expense of $22 and $11 for the three months, and $73 and $14 for the nine months ended September 30, 2017 and 2016, respectively	42	20	137	26
Reclassification of gain on sale of investment to net income, net of tax of $30 for the nine months ended September 30, 2016 (1)	-	-	-	(57)
Comprehensive income	$76,267	$73,190	$186,402	$184,502

(1) Amount of pre-tax gain of $87 reclassified from accumulated other comprehensive income to gain on sale of other assets on the consolidated statements of net income for the nine months ended September 30, 2016.

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		September 30,	December 31,
		2017	2016
Stockholders' equity:
Common stock, $.50 par value		$90,334	$90,155
Capital in excess of par value		804,753	797,513
Retained earnings		1,115,601	1,032,844
Treasury stock, at cost		(73,229)	(71,113)
Accumulated other comprehensive income		806	669
Total stockholders' equity		1,938,265	1,850,068

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	4,196	4,661
1.00% to 1.99%	2019 to 2035	13,196	15,539
2.00% to 2.99%	2024 to 2033	19,689	19,668
3.00% to 3.99%	2019 to 2056	475,904	381,944
4.00% to 4.99%	2020 to 2054	556,681	487,318
5.00% to 5.99%	2019 to 2043	205,703	213,078
6.00% to 6.99%	2017 to 2036	44,000	52,985
7.00% to 7.99%	2022 to 2027	32,521	33,066
8.00% to 8.99%	2021 to 2025	6,214	6,565
9.00% to 9.99%	2018 to 2026	25,700	26,400
10.00% to 10.99%	2018	6,000	6,000
		1,389,804	1,247,224

Notes payable to bank under revolving credit agreement, variable rate, due 2021		49,000	25,000
Unsecured notes payable:
Bank notes at 1.975% and 2.48% due 2018 and 2019		100,000	100,000
Notes ranging from 3.01% to 3.59% due 2027 through 2041		245,000	245,000
Notes ranging from 4.62% to 4.87%, due 2018 through 2024		122,800	133,600
Notes ranging from 5.20% to 5.95%, due 2018 through 2037		152,427	159,809
Total long-term debt		2,059,031	1,910,633

Current portion of long-term debt		84,704	150,671
Long-term debt, excluding current portion		1,974,327	1,759,962
Less: debt issuance costs		21,854	22,357
Long-term debt, excluding current portion, net of debt issuance costs		1,952,473	1,737,605

Total capitalization		$3,890,738	$3,587,673

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive
	Stock	Par Value	Earnings	Stock	Income	Total
Balance at December 31, 2016	$90,155	$797,513	$1,032,844	$(71,113)	$669	$1,850,068
Net income	-	-	186,265	-	-	186,265
Other comprehensive income, net of income tax of $73	-	-	-	-	137	137
Dividends	-	-	(104,286)	-	-	(104,286)
Sale of stock (34,814 shares)	17	1,067	-	-	-	1,084
Repurchase of stock (68,004 shares)	-	-	-	(2,116)	-	(2,116)
Equity compensation plan (165,442) shares)	83	(83)	-	-	-	-
Exercise of stock options (157,621) shares)	79	2,524	-	-	-	2,603
Stock-based compensation	-	4,379	(204)	-	-	4,175
Cumulative effect of change in accounting principle - windfall tax benefit	-	-	982	-	-	982
Other	-	(647)	-	-	-	(647)
Balance at September 30, 2017	$90,334	$804,753	$1,115,601	$(73,229)	$806	$1,938,265

Refer to Note 15 - Recent Accounting Pronouncements for a discussion of the cumulative effect of change in accounting principle - windfall tax benefit
See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$186,265	$184,533
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	101,866	99,012
Deferred income taxes	9,774	15,345
Provision for doubtful accounts	3,476	3,533
Stock-based compensation	4,379	3,642
Loss (gain) on sale of utility system and market-based business unit	324	(1,824)
Gain on sale of other assets	(322)	(390)
Net change in receivables, inventory and prepayments	(13,550)	(15,235)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	3,705	(241)
Pension and other postretirement benefits contributions	(15,421)	(8,145)
Other	1,565	8,404
Net cash flows from operating activities	282,061	288,634
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $2,533 and $1,626	(337,731)	(270,019)
Acquisitions of utility systems and other, net	(5,860)	(5,626)
Net proceeds from the sale of utility system and other assets	1,144	6,545
Other	1,448	(32)
Net cash flows used in investing activities	(340,999)	(269,132)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	5,648	6,006
Repayments of customers' advances	(3,519)	(1,882)
Net proceeds of short-term debt	14,455	31,269
Proceeds from long-term debt	441,294	234,288
Repayments of long-term debt	(293,270)	(181,359)
Change in cash overdraft position	(1,932)	(12,586)
Proceeds from issuing common stock	1,084	1,029
Proceeds from exercised stock options	2,603	3,836
Stock-based compensation windfall tax benefits	-	1,263
Repurchase of common stock	(2,116)	(2,905)
Dividends paid on common stock	(104,286)	(96,994)
Other	(647)	(984)
Net cash flows from (used in) financing activities	59,314	(19,019)
Net change in cash and cash equivalents	376	483
Cash and cash equivalents at beginning of period	3,763	3,229
Cash and cash equivalents at end of period	$4,139	$3,712

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$35,145	$23,548
Non-cash customer advances and contributions in aid of construction	31,615	20,065

Refer to Note 3 - Acquisitions for a description of non-cash activities
See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at September 30, 2017, the consolidated statements of net income and comprehensive income for the three and nine months ended September 30, 2017 and 2016 the consolidated statements of cash flow for the nine months ended September 30, 2017 and 2016, and the consolidated statement of equity for the nine months ended September 30, 2017 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present a  fair statement of its consolidated financial position, consolidated changes in equity, consolidated results of operations, and consolidated cash flow for the periods presented.  Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.  The December 31, 2016 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2016 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.  Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated statements of cash flows:

•	pension and other postretirement benefit contributions, and
•

as a result of the early adoption, in the third quarter of 2017, of the Financial Accounting Standards Board’s (“FASB”) accounting guidance on the classification of certain cash receipts and cash payments,  the presentation of debt extinguishment costs (refer to Note 15 – Recent Accounting Pronouncements).

The preparation of financial statements often requires the selection of specific accounting methods and policies.  Further, significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in its consolidated balance sheets, the revenues and expenses in its consolidated statements of net income, and the information that is contained in its summary of significant accounting policies and notes to consolidated financial statements.  Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time.  Accordingly, actual amounts or future results can differ materially from those estimates that the Company includes currently in its consolidated financial statements, summary of significant accounting policies, and notes.

There have been no changes to the summary of significant accounting policies previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2016	$37,367	$4,841	$42,208
Goodwill acquired	72	-	72
Reclassification to utility plant acquisition adjustment	(50)	-	(50)
Balance at September 30, 2017	$37,389	$4,841	$42,230

The reclassification of goodwill to utility plant acquisition adjustment results from a mechanism approved by the applicable utility commission.  The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with some acquisitions upon achieving specific objectives.

Goodwill is not amortized but is tested for impairment annually, or more often, if circumstances indicate a possible impairment may exist, to determine whether it  is more likely than not that the fair value of a reporting unit is less than its carrying amount.  When testing goodwill for impairment, the Company may assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and entity specific events.  Alternatively, the Company may bypass this qualitative assessment for some of its reporting units and perform a quantitative goodwill impairment test by determining the fair value of a reporting unit based on a discounted cash flow analysis.  The Company tested the goodwill attributable to each of its reporting units for impairment as of July 31, 2017, in conjunction with the timing of its annual strategic business plan, and concluded that the estimated fair value of each reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount, indicating that none of the Company’s goodwill was impaired.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 3 – Acquisitions

During the first nine months of 2017, the Company completed four acquisitions of water and wastewater utility systems in various states adding 1,003 customers.  The total purchase price of these utility systems consisted of $5,860 in cash, which resulted in $72 of goodwill being recorded.  The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

As part of the Company’s growth-through-acquisition strategy, the Company has entered into purchase agreements to acquire the water or wastewater utility system assets of five municipalities for a total combined purchase price in cash of $145,700.  The purchase price for these pending acquisitions is subject to certain adjustments at closing, and is subject to regulatory approvals.  Closing for these acquisitions are expected to occur by mid-year 2018, which is subject to the timing of the regulatory approval process.  These acquisitions will add approximately 14,900 customers in two of the states that the Company operates in.

Pursuant to its strategy to grow through acquisitions, in January 2016, the Company acquired Superior Water Company, Inc., which provides public water service to approximately 3,900 customers in portions of Berks, Chester, and Montgomery counties in Pennsylvania.  The total purchase price for the utility system was $16,750, which consisted of the issuance of 439,943 shares of the Company’s common stock and $3,905 in cash.  The purchase price allocation for this acquisition consisted primarily of acquired property, plant and equipment of $25,167, contributions in aid of construction of $16,565, and goodwill of $8,622.  Additionally, during 2016, the Company completed eighteen acquisitions of water and wastewater utility systems in various states adding 2,469 customers.  The total purchase price of these utility systems consisted of $5,518 in cash, which resulted in $1,756 of goodwill being recorded.  The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

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

In October 2017, Aqua Pennsylvania issued $75,000 of first mortgage bonds, of which $35,000 is due in 2054,  $20,000 is due in 2055, and $20,000 is due in 2057 with interest rates of 4.06%,  4.07%, and 4.09%, respectively.  The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended September 30, 2017.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions.    As of September 30, 2017 and December 31, 2016, the carrying amount of the Company’s loans payable was $20,990 and $6,535, respectively, which equates to their estimated fair value.  The Company’s deferred compensation plan liability is determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions.  As of September 30, 2017 and December 31, 2016, the carrying amount of these securities was $18,145 and $17,072,  which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.  The fair value of cash and cash equivalents, which is comprised of a money market fund, is determined based on the net asset value per unit utilizing Level 2 methods and assumptions.  As of September 30, 2017 and December 31, 2016, the carrying amounts of the Company's cash and cash equivalents was $4,139 and $3,763, respectively, which equates to their fair value.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	September 30,	December 31,
	2017	2016
Carrying Amount	$2,059,031	$1,910,633
Estimated Fair Value	2,185,051	2,018,933

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.  The Company’s customers’ advances for construction have a carrying value of $107,715 as of September 30, 2017, and $91,843 as of December 31, 2016.  Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rate increases.  Portions of these non-interest bearing instruments are payable annually through 2027 and amounts not paid by the respective contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Average common shares outstanding during the period for basic computation	177,660	177,336	177,583	177,243
Dilutive effect of employee stock-based compensation	464	481	520	538
Average common shares outstanding during the period for diluted computation	178,124	177,817	178,103	177,781

For the three and nine months ended September 30, 2017 and 2016, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods.

Note 8  –  Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan, as amended as of February 27, 2014 (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 3,125,000 shares under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the 2009 Plan.  During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the 2009 Plan.  Awards to employees and consultants under the 2009 Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors.  In the case of awards to non-employee directors, the Board of Directors makes such awards.  At September 30, 2017,  3,741,526 shares were still available for issuance under the 2009 Plan.  No further grants may be made under the 2004 Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock-based compensation within operations and maintenance expenses	$1,035	$1,012	$2,875	$2,504
Income tax benefit	420	411	1,167	1,013

The following table summarizes the PSU transactions for the nine months ended September 30, 2017:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	476,896	$27.96
Granted	125,202	30.79
Performance criteria adjustment	(64,398)	27.75
Forfeited	(16,306)	28.26
Share units vested in prior period and issued in current period	32,400	25.31
Share units issued	(125,999)	36.37
Nonvested share units at end of period	427,795	$26.13

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted during the nine months ended September 30, 2017 and 2016 was $30.79 and $28.89, respectively.  The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months.  The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.  The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock-based compensation within operations and maintenance expenses	$311	$299	$915	$763
Income tax benefit	129	124	378	315

The following table summarizes the RSU transactions for the nine months ended September 30, 2017:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	109,273	$28.48
Granted	41,293	30.37
Stock units vested and issued	(26,914)	26.18
Forfeited	(2,287)	30.52
Nonvested stock units at end of period	121,365	$29.60

The per unit weighted-average fair value at the date of grant for RSUs granted during the nine months ended September 30, 2017 and 2016 was $30.37 and $32.09, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock-based compensation within operations and maintenance expenses	$73	$-	$177	$-
Income tax benefit	43	15	167	249

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

For the nine months ended September 30, 2016, there were no compensation costs for stock-based compensation related to stock options, as the previous stock option grant that occurred in 2010 became fully amortized in 2013.  Additionally, there were no stock options granted during the nine months ended September 30, 2016.

The following table summarizes stock option transactions for the nine months ended September 30, 2017:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	427,335	$15.55
Granted	120,127	30.47
Forfeited	(2,439)	30.47
Expired / Cancelled	(2,812)	14.26
Exercised	(157,621)	16.51
Outstanding at end of period	384,590	$19.73	3.9	$5,175

Exercisable at end of period	266,902	$15.00	1.4	$4,855

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Stock Awards –      Stock awards represent the issuance of the Company’s common stock, without restriction.  The issuance of stock awards results in compensation expense which is equal to the fair market value of the stock on the grant date, and is expensed immediately upon grant.  The following table provides the compensation cost and income tax benefit for stock-based compensation related to stock awards:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock-based compensation within operations and maintenance expenses	$150	$131	$412	$375
Income tax benefit	62	54	171	155

The following table summarizes stock award transactions for the nine months ended September 30, 2017:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	12,529	32.92
Vested	(12,529)	32.92
Nonvested stock awards at end of period	-	$-

The per unit weighted-average fair value at the date of grant for stock awards granted during the nine months ended September 30, 2017 and 2016 was $32.92 and $32.57, respectively.

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

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$794	$784	$2,382	$2,394
Interest cost	3,108	3,251	9,324	9,787
Expected return on plan assets	(4,270)	(4,215)	(12,810)	(12,696)
Amortization of prior service cost	145	145	435	435
Amortization of actuarial loss	2,001	1,797	6,003	5,354
Settlement charge	-	-	-	3,028
Special termination benefit charge	-	-	-	302
Net periodic benefit cost	$1,778	$1,762	$5,334	$8,604

	Other
	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$255	$253	$765	$761
Interest cost	737	726	2,211	2,202
Expected return on plan assets	(647)	(645)	(1,941)	(2,001)
Amortization of prior service cost	(127)	(137)	(381)	(411)
Amortization of actuarial loss	291	220	873	707
Net periodic benefit cost	$509	$417	$1,527	$1,258

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 10 –  Water and Wastewater Rates

During the first nine months of 2017, the Company’s operating divisions in Indiana and Ohio were granted base rate increases designed to increase total operating revenues on an annual basis by $7,403.  Further, during the first nine months of 2017, the Company’s operating divisions in Illinois, New Jersey, and North Carolina received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $3,659.

Note 11 –  Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Property	$6,955	$7,007	$20,608	$20,119
Gross receipts, excise and franchise	3,969	3,409	10,507	9,468
Payroll	2,066	2,140	7,322	7,775
Regulatory assessments	674	639	1,933	1,991
Pumping fees	1,526	1,442	3,820	3,501
Other	44	75	200	240
Total taxes other than income	$15,234	$14,712	$44,390	$43,094

Note 12 –  Segment Information

The Company has ten operating segments and one reportable segment.  The Regulated segment, the Company’s single reportable segment, is comprised of eight operating segments representing its water and wastewater regulated utility companies which are organized by the states where the Company provides water and wastewater services.  These operating segments are aggregated into one reportable segment because each of these operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment.

Two operating segments are included within the Other category below.  These segments are not quantitatively significant and are comprised of Aqua Resources and Aqua Infrastructure.  Aqua Resources provides water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to its utility companies’ service territories; and offers, through a third party, water and sewer line repair service and protection solutions to households.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.  In addition to these segments, Other is comprised of other business activities not included in the reportable segment, including corporate costs that have not been allocated to the Regulated segment and intersegment eliminations. Corporate costs include general and administrative expenses, and interest expense.  Additionally, contained within total assets for the Other category, in the table below, is a regulatory asset for postretirement benefits for the underfunded status of the Company’s  pension and other postretirement benefit plans and an intercompany receivable.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$214,032	$976	$215,008	$222,231	$4,362	$226,593
Operations and maintenance expense	70,772	(2,790)	67,982	73,013	6,799	79,812
Depreciation	34,533	(269)	34,264	34,025	(144)	33,881
Operating income (loss)	94,142	3,344	97,486	100,563	(2,764)	97,799
Interest expense, net	20,753	1,658	22,411	19,167	1,001	20,168
Allowance for funds used during construction	3,914	-	3,914	2,267	-	2,267
Income tax expense (benefit)	3,138	262	3,400	9,027	(616)	8,411
Net income (loss)	74,208	2,017	76,225	74,681	(1,511)	73,170

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$602,341	$3,872	$606,213	$606,323	$16,753	$623,076
Operations and maintenance expense	210,842	(2,879)	207,963	210,014	17,333	227,347
Depreciation	102,340	(832)	101,508	98,445	(800)	97,645
Operating income (loss)	246,361	5,633	251,994	255,431	(1,808)	253,623
Interest expense, net	60,277	4,847	65,124	57,061	3,075	60,136
Allowance for funds used during construction	10,570	-	10,570	6,446	-	6,446
Income tax expense (benefit)	12,243	(344)	11,899	18,610	(1,677)	16,933
Net income (loss)	184,733	1,532	186,265	186,579	(2,046)	184,533
Capital expenditures	337,321	410	337,731	269,046	973	270,019

	September 30,	December 31,
	2017	2016
Total assets:
Regulated	$6,355,896	$5,953,702
Other	189,485	205,289
Consolidated	$6,545,381	$6,158,991

Note 13 –  Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of September 30, 2017, the aggregate amount of $16,898 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated.  For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

cash flows.  Further, the Company has insurance coverage for certain of these loss contingencies, and as of September 30, 2017, estimates that approximately $5,415 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The Company’s reserve for these claims totaled $1,451 at September 30, 2017 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 14 –  Income Taxes

During the nine months ended September 30, 2017, the Company’s Federal net operating loss (“NOL”) carryforward decreased by $31,935.  In addition, during the nine months ended September 30, 2017, the Company’s state NOL carryforward increased by $23,173.  As of September 30, 2017, the balance of the Company’s Federal NOL was $81,208.  The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance.  As of September 30, 2017, the balance of the Company’s gross state NOL was $600,358, a portion of which is offset by a valuation allowance because the Company does not believe the state NOLs are more likely than not to be realized.  The Company’s Federal and state NOL carryforwards begin to expire in 2032 and 2023, respectively.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $64,738 and $85,523, respectively.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $145,947 and $685,880 respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

In accordance with a 2012 settlement agreement with the Pennsylvania Public Utility Commission, Aqua Pennsylvania expenses, for tax purposes, qualifying utility asset improvement costs, which results in a substantial reduction in income tax expense and greater net income and cash flows.  The Company’s effective income tax rate for the third quarter of 2017 and 2016 was 4.3% and 10.3%, respectively, and for the first nine months of 2017 and 2016 was 6.0% and 8.4%, respectively.

As of September 30, 2017 regulatory assets increased by $96,140, as compared to the beginning of the year, primarily due to the effect of additional tax deductions for certain qualifying infrastructure improvements, which results in differences between costs capitalized for book and deducted as an expense for tax purposes.

As of September 30, 2017, the total gross unrecognized tax benefit was $28,938, of which $23,700, if recognized, would affect the Company’s effective tax rate as a result of the regulatory treatment afforded for qualifying infrastructure improvements in Pennsylvania.  At December 31, 2016, the Company had unrecognized tax benefits of $28,099.

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

Note 15 –  Recent Accounting Pronouncements

In March 2017, the FASB issued updated accounting guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost).  Historically, net benefit cost is reported as an employee cost within operating income, net of amounts capitalized.  The guidance requires the bifurcation of net benefit cost.  The service cost component will be presented with other employee compensation costs in operating income and the other components of net benefit cost will be reported separately outside of operating income, and will not be eligible for capitalization.  The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period, and is to be applied retrospectively for the presentation of the service cost component and the other components of net benefit cost, and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  The Company is evaluating the requirements of the updated guidance to determine the impact of adoption, and does not believe it will have a material impact on its results of operations or financial position.

In January 2017, the FASB issued updated accounting guidance that eliminates step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment.  A goodwill impairment loss will instead be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.  The guidance will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017.  The Company has elected to early adopt the provisions of the updated guidance, for its annual impairment valuation performed in the third quarter of 2017, and the provisions of the updated guidance did not have an impact on its results of operations or financial position.

In August 2016, the FASB issued updated accounting guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted.  The Company has elected to early adopt the provisions of the updated guidance, which resulted in the reclassification of $375 debt extinguishment costs, for the nine months ended September 30, 2016, from cash flows from operating to financing activities to conform to the new classification.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In March 2016, the FASB issued updated accounting guidance on simplifying the accounting for share-based payments, which includes several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.   The updated guidance was effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption available.  On January 1, 2017, the Company adopted the updated guidance, prospectively, and recognized a previously unrecognized windfall tax benefit for stock-based compensation of $982 associated with the Company’s 2012 Federal net operating loss, which was recorded as an adjustment to deferred income taxes and retained earnings (refer to the presentation of “cumulative effect of change in accounting principle - windfall tax benefit” on the Company’s Consolidated Statement of Equity).  Additionally, income tax benefits in excess of compensation costs or tax deficiencies for share-based compensation are now recorded to the Company’s income tax provision, instead of historically to stockholder’s equity, which impacts its effective tax rate.  Lastly, all tax-related cash flows resulting from share-based payments are reported prospectively as operating activities on the statement of cash flows, a change from the historical requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In May 2014, the FASB issued updated accounting guidance on recognizing revenue from contracts with customers, which outlines a single comprehensive model that an entity will apply to determine the measurement of revenue and timing of recognition.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  The updated guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Additionally, the accounting for contributions in aid of construction may be impacted by the updated accounting guidance if the contributions are determined to be in scope.  In July 2015, the FASB approved a one year deferral to the original effective date of this guidance.  The updated guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the updated guidance in each prior reporting period, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the updated guidance recognized through retained earnings at the date of adoption.  In 2016, the Company performed an evaluation of the requirements of the updated guidance and based on current interpretations of the updated guidance believes that the impact of adoption will not result in a material change in the Company’s measurement of revenue and timing of recognition if contributions in aid of construction are determined to not be in scope.  In 2017, the American Institute of Certified Public Accountants (AICPA) power and utility entities revenue recognition task force has determined that contributions in aid of construction are not in the scope of the new standard, and submitted its recommendation to the AICPA’s revenue recognition working group for approval.  The Company plans to implement the updated guidance using the modified retrospective approach on January 1, 2018.

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

Financial Condition

During the first nine months of 2017, we had $337,731 of capital expenditures, expended $5,860 for the acquisition of water and wastewater utility systems, issued $441,294 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $293,270. The capital expenditures were related to new and replacement water mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.  The issuance of long-term debt was comprised principally of the funds borrowed under our revolving credit facility and the issuances of $80,000 and $50,000 of first mortgage bonds by Aqua Pennsylvania in July and January 2017 and $100,000 of first mortgage bonds by Aqua Illinois in July 2017.

At September 30, 2017, we had $4,139 of cash and cash equivalents compared to $3,763 at December 31, 2016.  During the first nine months of 2017, we used the proceeds from the issuance of long-term debt and internally generated funds to fund the cash requirements discussed above and to pay dividends.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

At September 30, 2017, our $250,000 unsecured revolving credit facility, which expires in February 2021, had $183,547 available for borrowing.  At September 30, 2017, we had short-term lines of credit of $135,500, of which $114,510 was available for borrowing.  One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of September 30, 2017, $80,000 was available for borrowing.   In July we issued $180,000 of long-term debt, the proceeds of which were used to reduce our borrowings under our revolving credit facilities.  Subsequently, in October we issued $75,000 of long-term debt, the proceeds of which were used to reduce our borrowings under our revolving credit facilities.

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

Results of Operations

Analysis of Third Quarter of 2017 Compared to Third Quarter of 2016

Revenues decreased by $11,585 or 5.1%, primarily due to a decrease in customer water consumption, and a decrease in market-based activities revenue of $3,431 associated with the dispositions of business units, offset by an increase in water and wastewater rates and infrastructure rehabilitation surcharges of $1,759, and additional water and wastewater revenues of $505 associated with a larger customer base due to utility acquisitions.

Operations and maintenance expenses decreased by $11,830 or 14.8%,  primarily due to a reduction in operating expenses for Aqua Resources of $4,249 associated with the completion of the disposition of business units, which was finalized in June 2017, a decrease in water production costs of $2,928, a decrease in the Company’s self-insured employee medical benefit program expense of $2,425, and a decrease in postretirement benefits expense of $1,011.  The decrease in water production costs is due to a reduction in purchased water expense of $1,907 due to replacing a purchased water supply coincident with the Company securing its own water supply source.

Depreciation expense increased by $383 or 1.1%, primarily due to the utility plant placed in service since September 30, 2016.

Interest expense increased by $2,243 or 11.1%, primarily due to an increase in average borrowings.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Allowance for funds used during construction (“AFUDC”) increased by $1,647, due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, and an increase in the AFUDC rate as a result of an increase in the amount of AFUDC related to equity.

Our effective income tax rate was 4.3% in the third quarter of 2017 and 10.3% in the third quarter of 2016.  The effective income tax rate decreased due to the effect of additional tax deductions recognized in the third quarter of 2017 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Net income increased by $3,055 or 4.2%, primarily as a result of the factors described above.

Analysis of First Nine Months of 2017 Compared to First Nine Months of 2016

Revenues decreased by $16,863 or 2.7%, primarily due to a decrease in market-based activities revenue of $12,970 associated with the dispositions of business units, and a decrease in customer water consumption, offset by an increase in water and wastewater rates and infrastructure rehabilitation surcharges of $4,586,  additional water and wastewater revenues from organic growth of $2,296, and additional water and wastewater revenues of $1,257 associated with a larger customer base due to utility acquisitions.

Operations and maintenance expenses decreased by $19,384 or 8.5%, primarily due to a reduction in operating expenses for Aqua Resources of $12,981 associated with the completion of the disposition of business units, which was finalized in June 2017, a decrease in water production costs of $4,459, a decrease in the Company’s self-insured employee medical benefit program expense of $4,239, and a decrease in postretirement benefits expense of $2,946, offset by the prior year effect of a gain on sale of a utility system of $1,215.  The gain on sale of a utility system is reported in the consolidated statement of net income as a component of operations and maintenance expense.  The decrease in water production costs is due to a reduction in purchased water expense of $2,886 due to replacing a purchased water supply coincident with the Company securing its own water supply source.

Depreciation expense increased by $3,863 or 4.0%, primarily due to the utility plant placed in service since September 30, 2016.

Taxes other than income taxes increased by $1,296 or 3.0% primarily due to an increase in property taxes of $489 primarily due to the effect of a benefit recorded in 2016 for Ohio based on the final settlement of a property tax bill, and an increase in pumping fees of $319 in Texas due to higher rates and water production.

Interest expense increased by $4,988 or 8.3%, primarily due to an increase in average borrowings.

AFUDC increased by $4,124, due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, and an increase in the AFUDC rate as a result of an increase in the amount of AFUDC related to equity.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Our effective income tax rate was 6.0% in the first nine months of 2017 and 8.4% in the first nine months of 2016.  The effective income tax rate decreased due to the effect of additional tax deductions recognized in the first nine months of 2017 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Net income increased by $1,732 or 0.9%, primarily as a result of the factors described above.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended September 30, 2017:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
July 1-31, 2017	196	$33.46	-	-
August 1-31, 2017	513	$33.86	-	-
September 1-30, 2017	-	$-	-	-
Total	709	$33.75	-	-

(1)

These amounts include the following:  (a) 196 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation; and (b) 513 shares we acquired from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock), upon exercise, by delivering to us shares of our common stock in accordance with the terms of our equity compensation plan that were previously approved by our shareholders and disclosed in our proxy statements.  These features of our equity compensation plan are available to all employees who receive stock-based compensation under the plan.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

Item 6 – Exhibits

The information required by this Item is set forth in the Exhibit Index hereto which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
4.1	Bond Purchase Agreement, dated July 10, 2017 by and among Aqua Illinois, Inc., Teachers Insurance and Annuity Association of America
4.2

Bond Purchase Agreement, dated July 20, 2017 by and among Aqua Pennsylvania, Inc., New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3), New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3-2)

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

November 2,  2017

Aqua America, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
President and
Chief Executive Officer

/s/ David P. Smeltzer
David P. Smeltzer
Executive Vice President and
Chief Financial Officer