Form 10-K
period 2017-12-31
AQUA AMERICA INC
filed 2018-02-28
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File number 1-6659

AQUA AMERICA, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1702594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

762 W Lancaster Avenue, Bryn Mawr, Pennsylvania	19010-3489
(Address of principal executive offices)	(Zip Code)

(610) 527-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.50 per share	New York Stock Exchange, Inc.

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

☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12(b)-2 of the Exchange Act.:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017:  $5,901,277,615

The number of shares outstanding of the registrant's common stock as of February 13,  2018:  177,750,505

DOCUMENTS INCORPORATED BY REFERENCE

(1)

Portions of the definitive Proxy Statement, relating to the 2018 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, have been incorporated by reference into Part III of this Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are made based upon, among other things, our current assumptions, expectations, plans, and beliefs concerning future events and their potential effect on us.  These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions.  Forward-looking statements in this Annual Report include, but are not limited to, statements regarding:

•	recovery of capital expenditures and expenses in rates;
•	projected capital expenditures and related funding requirements;
•	our capability to pursue timely rate increase requests;
•	the availability and cost of capital financing;
•	developments, trends and consolidation in the water and wastewater utility and infrastructure industries;
•	dividend payment projections;
•	opportunities for future acquisitions, both within and outside the water and wastewater industry, the success of pending acquisitions and the impact of future acquisitions;
•	the capacity of our water supplies, water facilities and wastewater facilities;
•

the impact of federal and/or state tax policies, including changes in tax laws and policies as a result of the recently enacted Tax Cuts and Jobs Act, and the regulatory treatment of the effects of those policies;

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

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•	changes in general economic, business, credit and financial market conditions;
•	changes in governmental laws, regulations and policies, including those dealing with taxation, the environment, health and water quality, and public utility regulation;
•	the profitability of future acquisitions;
•	changes to the rules or our assumptions underlying our determination of what qualifies for an income tax deduction for qualifying utility asset improvements;
•	the decisions of governmental and regulatory bodies, including decisions on rate increase requests;
•	our ability to file rate cases on a timely basis to minimize regulatory lag;
•	abnormal weather conditions, including those that result in water use restrictions;
•	changes in, or unanticipated, capital requirements;
•	changes in our credit rating or the market price of our common stock;
•	changes in valuation of strategic ventures;
•	our ability to integrate businesses, technologies or services which we may acquire;
•	our ability to manage the expansion of our business;
•	our ability to treat and supply water or collect and treat wastewater;
•	the extent to which we are able to develop and market new and improved services;
•	the effect of the loss of major customers;
•	our ability to retain the services of key personnel and to hire qualified personnel as we expand;
•	labor disputes;
•	increasing difficulties in obtaining insurance and increased cost of insurance;
•	cost overruns relating to improvements to, or the expansion of, our operations;
•	increases in the costs of goods and services;
•	civil disturbance or terroristic threats or acts;
•	the continuous and reliable operation of our information technology systems, including the impact of cyber security attacks or other cyber-related events;
•	changes in accounting pronouncements;
•	litigation and claims; and
•	changes in environmental conditions, including the effects of climate change.

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

The Company

Aqua America, Inc. (referred to as “Aqua America”, the “Company”, “we”, “us”, or “our”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to an estimated three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia.  Our largest operating subsidiary is Aqua Pennsylvania, Inc., which accounted for approximately 52% of our operating revenues and approximately 74% of our net income for 2017.  As of December 31, 2017, Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of people we serve.  Aqua Pennsylvania’s service territory is located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania.  Our other regulated utility subsidiaries provide similar services in seven other states.  In addition, the Company’s market-based activities are conducted through Aqua Infrastructure, LLC and Aqua Resources Inc.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.  Aqua Resources provides water and wastewater service through two operating and maintenance contracts with municipal authorities close to our utility companies’ service territory; and offers, through a third party, water and wastewater line repair service and protection solutions to households.  In 2017, we completed the sale of business units that are reported within Aqua Resources, which installed and tested devices that prevent the contamination of potable water and repaired water and wastewater systems, and repaired and performed maintenance on water and wastewater systems.  Additionally, during 2016, we completed the sale of business units within Aqua Resources, which provided liquid waste hauling and disposal services and inspection,  and cleaning and repair of storm and sanitary wastewater lines.

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

The following table reports our operating revenues, by principal state, for the Regulated segment and Other and eliminations for the year ended December 31, 2017:

	Operating Revenues (000's)	Operating Revenues (%)
Pennsylvania	$419,594	51.9%
Ohio	106,254	13.1%
Texas	72,312	8.9%
Illinois	64,129	7.9%
North Carolina	54,991	6.8%
Other states (1)	87,625	10.8%
Regulated segment total	804,905	99.4%
Other and eliminations	4,620	0.6%
Consolidated	$809,525	100.0%

(1)	Includes our operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

Information concerning revenues, net income, identifiable assets and related financial information for the Regulated segment and Other and eliminations for 2017, 2016, and 2015 is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 17 – Segment Information in the Notes to Consolidated Financial Statements which is contained in Item 8 of this Annual Report.

The following table summarizes our operating revenues, by utility customer class, for the Regulated segment and Other and eliminations for the year ended December 31, 2017:

	Operating Revenues (000's)	Operating Revenues (%)
Residential water	$483,865	59.8%
Commercial water	130,373	16.1%
Fire protection	30,619	3.8%
Industrial water	27,880	3.4%
Other water	34,705	4.3%
Total water	707,442	87.4%
Wastewater	87,560	10.8%
Other utility	9,903	1.2%
Regulated segment total	804,905	99.4%
Other and eliminations	4,620	0.6%
Consolidated	$809,525	100.0%

Our utility customer base is diversified among residential water, commercial water, fire protection, industrial water, other water, wastewater customers, and other utility customers (consisting of operating contracts that are closely associated with the utility operations).  Residential water and wastewater customers make up the largest component of our utility customer base, with these customers representing approximately 70% of our water and wastewater revenues for 2017, 2016, and 2015, respectively.  Substantially all of our water customers are metered, which allows us to measure and bill for our customers’ water consumption.  Water consumption per customer is affected by local weather conditions during the year, especially during late spring, summer, and early fall.  In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases consumption.  Also, an increase in the average temperature generally causes an increase in water consumption.  On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and imposing water use restrictions in the affected areas, which could reduce water consumption.  See “Business – Water Utility Supplies, and Facilities and Wastewater Utility Facilities” for a discussion of water use restrictions that may impact water consumption during abnormally dry weather.  The geographic diversity of our utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of our service territory.  Water usage is also affected by changing consumption patterns by our customers, resulting from such causes as increased water conservation and the installation of water saving devices and appliances that can result in decreased water usage.  It is estimated that in the event we experience a 0.50% decrease in residential water consumption it would result in a decrease in annual residential water revenue of approximately $2,400,000, and would likely be partially offset by a reduction in incremental water production expenses such as chemicals and power.

Our growth in revenues over the past five years is primarily a result of increases in water and wastewater rates and customer growth.  See Economic Regulation for a discussion of water and wastewater rates.  The increase in our utility customer base has been due to customers added through acquisitions, partnerships with developers, and organic growth (excluding dispositions) as shown below:

Year	Utility Customer Growth Rate
2017	1.1%
2016	1.6%
2015	1.9%
2014	1.3%
2013	1.3%

In 2017, our customer count increased by 10,584 customers, primarily due to utility systems that we acquired and organic growth.  Overall, for the five-year period of 2013 through 2017, our utility customer base, adjusted to exclude customers associated with utility system dispositions, increased at an annual compound rate of 1.4%.  During the five-year period ended December 31, 2017, our utility customer base including customers associated with utility system acquisitions and dispositions increased from 968,357 at January 1,  2013 to 982,849 at December 31, 2017.    This five-year period includes the impact of the condemnation of our Fort Wayne, IN system in 2014, which resulted in the loss of approximately 13,000 connections.

Acquisitions and Other Growth Ventures

We believe that acquisitions will continue to be an important source of customer growth for us.  We intend to continue to pursue acquisitions of government-owned and regulated water and wastewater systems that provide services in areas near our existing service territories or in new service areas.  We engage in continuing activities with respect to potential acquisitions, including calling on prospective sellers, performing analyses of and due diligence on  acquisition candidates, making preliminary acquisition proposals, and negotiating the terms of potential acquisitions.  Further, we are also seeking other potential business opportunities, including but not limited to, partnering with public and regulated utilities to invest in infrastructure projects, growing our market-based activities by acquiring businesses that provide water and wastewater or other utility-related services, and investing in infrastructure projects.

According to the U.S. Environmental Protection Agency (“EPA”), approximately 85% of the U.S. population obtains its water from community water systems, and 15% of the U.S. population obtains its water from private wells.  With approximately 53,000 community water systems in the U.S. (82% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water and wastewater).  The majority of these community water systems are government-owned, and the balance of the systems are regulated utilities.  The nation’s water systems range in size from large government-owned systems, such as the New York City water system which serves approximately 8.5 million people, to small systems, where a few customers share a common well.  In the states where we operate regulated utilities, we believe there are approximately 14,500 community water systems of widely-varying size, with the majority of the population being served by government-owned water systems.

Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation.  According to the EPA’s most recent survey of wastewater treatment facilities (which includes both government-owned facilities and regulated utility systems) in 2012, there are approximately 15,000 such facilities in the nation serving approximately 76% of the U.S. population.  The remaining population represents individual homeowners with their own treatment facilities; for example, community on-lot disposal systems and septic tank systems.  A majority of wastewater facilities are government-owned rather than regulated utilities.  The EPA’s survey also indicated that there are approximately 4,000 wastewater facilities in operation in the states where we operate regulated utilities.

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

We are actively exploring opportunities to expand our utility operations through acquisitions or other growth ventures.  During the five-year period ended December 31, 2017, we expanded our utility operations by completing 70 acquisitions or other growth ventures.

Water Utility Supplies and Facilities and Wastewater Utility Facilities

Our water utility operations obtain their water supplies from surface water sources, underground aquifers, and water purchased from other water suppliers.  Our water supplies are primarily self-supplied and processed at twenty-one surface water treatment plants located in four states, and numerous well stations located in all of the states in which we conduct business.  Approximately 7% of our water supplies are provided through water purchased from other water suppliers.  It is our policy to obtain and maintain the permits necessary to obtain the water we distribute.

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

On occasion, drought warnings and water use restrictions are issued by governmental authorities for portions of our service territories in response to extended periods of dry weather conditions.  The timing and duration of the warnings and restrictions can have an impact on our water revenues and net income.  In general, water consumption in the summer months is more affected by drought warnings and restrictions because discretionary and recreational use of water is at its highest during the summer months.  At other times of the year, warnings and restrictions generally have less of an effect on water consumption.  Currently, portions of our northern and central Texas service areas have conservation water restrictions.  Drought warnings and watches result in the public being asked to voluntarily reduce water consumption.

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

Rate Case Management Capability – We maintain a rate case management capability, the objective of which is to provide that the tariffs of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations, capital expenditures, interest expense, taxes, energy, materials, and compliance with environmental regulations.  We file rate increase requests to recover and earn a fair return on the infrastructure investments that we make in improving or replacing our facilities and to recover expense increases.  In the states in which we operate, we are primarily subject to economic regulation by the following state utility commissions:

State	Utility Commission
Pennsylvania	Pennsylvania Public Utility Commission
Ohio	Public Utilities Commission of Ohio
Texas	Public Utility Commission of Texas
Illinois	Illinois Commerce Commission
North Carolina	North Carolina Utilities Commission
New Jersey	New Jersey Board of Public Utilities
Indiana	Indiana Utility Regulatory Commission
Virginia	Virginia State Corporation Commission

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

In Virginia, we may seek authorization to bill our utility customers in accordance with a rate filing that is pending before the respective regulatory commission.  As of December 31, 2017, we have no billings under interim rate arrangements for rate case filings in progress.  Furthermore, some utility commissions authorize the use of expense deferrals and amortization in order to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request.  In these states, the additional revenue billed and collected prior to the final regulatory commission ruling is subject to refund to customers based on the outcome of the ruling.  The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling.  If the request is denied completely or in part, we could be required to refund to customers some or all of the revenue billed to date and write-off some or all of the deferred expenses.

Revenue Surcharges – Six states in which we operate water utilities, and five states in which we operate wastewater utilities, permit us to add a surcharge to their respective bills to offset the additional depreciation and capital costs associated with capital expenditures related to replacing and rehabilitating infrastructure systems.  Without this surcharge, a water and wastewater utility absorbs all of the depreciation and capital costs of these projects between base rate increases.  The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag.  This surcharge is intended to substantially reduce regulatory lag, which often acted as a disincentive to water and wastewater utilities to rehabilitate their infrastructure.  In addition, our subsidiaries in some states use a surcharge or credit on their bills to reflect changes in costs, such as changes in state tax rates, other taxes and purchased water costs, until such time as the new cost levels are incorporated into base rates.

Currently, New Jersey allows for an infrastructure rehabilitation surcharge for water utilities, while Pennsylvania, Illinois, Ohio, Indiana, and North Carolina allow for the use of an infrastructure rehabilitation surcharge for both water and wastewater utility systems.  The infrastructure rehabilitation surcharge typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period, and is capped at a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  This surcharge provided revenues of $10,255,284 in 2017, $7,379,000 in 2016, and $3,261,000 in 2015.

Income Tax Accounting Change – In December 2012, Aqua Pennsylvania adopted an income tax accounting change, implemented on Aqua America’s 2012 federal income tax return, which was filed in September 2013.  This accounting change allows a tax deduction for qualifying utility asset improvements that were formerly capitalized for tax purposes, and was implemented in response to a June 2012 rate order issued by the Pennsylvania Public Utility Commission.  The Pennsylvania rate order requires use of the flow-through method of income tax benefits which results in a reduction in current income tax expense as a result of the recognition of income tax benefits resulting from the accounting change.  This tax accounting change and its treatment under the Pennsylvania rate order provided sufficient income tax benefits to permit the suspension of the Pennsylvania infrastructure rehabilitation surcharge from January 1, 2013 to September 30, 2017.  Beginning on October 1, 2017, Aqua Pennsylvania initiated a water infrastructure rehabilitation surcharge for the capital invested since the last rate proceeding and expects to file a base rate case in 2018.

Fair Market Value Legislation – In April 2016, Pennsylvania enacted legislation allowing the public utility commission to utilize fair market value to set ratemaking rate base instead of the depreciated original cost of water or wastewater assets for certain qualifying municipal acquisitions.  The legislation includes a process for engaging two independent utility valuation experts to perform appraisals that are filed with the public utility commission and then averaged and compared to the purchase price.  The ratemaking rate base is the lower of the average of the appraisals or the purchase price and is subject to regulatory approval.  Illinois, Indiana, and New Jersey also have legislation that allows the use of fair market value under varying rules and circumstances.  We believe that this legislation will encourage consolidation in the water and wastewater industry providing municipalities with an option for exiting the business if they are dealing with their aging, deteriorating water and wastewater assets, do not have the expertise or technical capabilities to continue to comply with ever increasing environmental regulations or simply want to focus on other community priorities.

Competition

In general, we believe that Aqua America and its subsidiaries have valid authority, free from unduly burdensome restrictions, to enable us to carry on our business as presently conducted in the franchised or contracted areas we now serve.  The rights to provide water or wastewater service to a particular franchised service territory are generally non-exclusive, although the applicable utility commissions usually allow only one regulated utility to provide service to a given area.  In some instances, another water utility provides service to a separate area within the same political subdivision served by one of our subsidiaries.  Therefore, as a regulated utility, there is little or no competition for the daily water and wastewater service we provide to our customers.  Water and wastewater utilities may compete for the acquisition of other water and wastewater utilities or for acquiring new customers in new service territories.  Competition for these acquisitions generally comes from nearby utilities, either other regulated utilities or municipal-owned, and sometimes from strategic or financial purchasers seeking to enter or expand in the water and wastewater industry.  We compete for new service territories and the acquisition of other utilities on the following bases:

•	economic value;
•	economies of scale;
•	our ability to provide quality water and wastewater service;
•	our existing infrastructure network;
•	our ability to perform infrastructure improvements;

•	our ability to comply with environmental, health, and safety regulations;
•	our technical, regulatory, and operational expertise;
•	our ability to access capital markets; and
•	our cost of capital.

The addition of new service territories and the acquisition of other utilities by regulated utilities such as us are generally subject to review and approval by the applicable state utility commissions.

In a very few number of instances, in one of our southern states, where there are municipally-owned water or wastewater systems near our operating divisions, the municipally-owned system may either have water distribution or wastewater collection mains that are located adjacent to our division's mains or may construct new mains that parallel our mains.  In these rare circumstances, the municipally-owned system may attempt to voluntarily offer service to customers who are connected to our mains, resulting in our mains becoming surplus or underutilized without compensation.

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

From time to time, Aqua America has acquired, and may acquire, systems that have environmental compliance issues.  Environmental compliance issues also arise in the course of normal operations or as a result of regulatory changes.  Aqua America attempts to align capital budgeting and expenditures to address these issues in due course.  We believe that the capital expenditures required to address outstanding environmental compliance issues have been budgeted in our capital program and represent approximately $63,237,000, or approximately 3.0% of our expected total capital expenditures over the next five years.  We are parties to agreements with regulatory agencies in Pennsylvania, Texas, North Carolina, and Indiana under which we have committed to make improvements for environmental compliance.  These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection from fines, penalties and other actions while corrective measures are being implemented.  We are actively working directly with state environmental officials in Pennsylvania, Texas, and North Carolina to implement or amend regulatory agreements as necessary.

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

Dam Safety - Our subsidiaries own thirty dams, of which fifteen are classified as high hazard dams that are subject to the requirements of the federal and state regulations related to dam safety, which undergo regular inspections and an annual engineering inspection. After a thorough review and inspection of our dams by professional outside engineering firms, we believe that all fifteen dams are structurally sound and well-maintained, except as described below.  These inspections provide recommendations for ongoing rehabilitation which we include in our capital improvement program.

We performed studies of our dams that identified three dams in Pennsylvania and two dams in Ohio requiring capital improvements.  These capital improvements result from the adoption by state regulatory agencies of revised formulas for calculating the magnitude of a possible maximum flood event.  The most significant capital improvement remaining to be performed in our dam improvement program is on one dam in Pennsylvania at a total estimated cost of $13,300,000.  Design for this dam commenced in 2013 and construction is expected to be completed in 2021.

A recent dam inspection in Illinois found cracks on two control gate mechanisms, and as a result, temporary gates were installed to eliminate reliance on the cracked control gates.  An inspection of the other control gates was conducted in the fourth quarter of 2017, and it was determined that certain of the dam’s control gates could be replaced.  Although we are unable to estimate the amount of this planned capital expenditure at this time, the amount may be significant, and we believe such capital investments will be recoverable in ratemaking.

One of our Ohio dams needing capital improvements is no longer used for water supply, and may be sold to a third party.  Should that sale not be consummated, we will need to breech the dam or rehabilitate portions of the dam at a cost of up to approximately $2,600,000.

Lead and Copper Rule – The events in Flint, Michigan, which commenced in 2014, and other communities have brought attention to the issue of lead in drinking water from home plumbing.  Lead in drinking water can come from lead that leaches from service lines, home plumbing solder, and fixtures or faucets.  Since the Lead and Copper Rule in 1992, we have been working to prevent lead leaching from home plumbing sources by reducing water corrosivity and adding chemicals that can prevent leaching of lead in pipes and homes.  We also focus on identifying and removing lead service lines and encouraging customers to replace the customer-owned portion of the service line if it is lead as they are

identified during our main replacement program or during other maintenance activities.   We are currently developing a lead service line inventory.  We support the recommendations of The Lead Service Line Replacement Collaborative, a collaborative of leading water industry organizations that has recommended full replacement of lead service lines as a “best practice” to reduce lead in drinking water, but we only have control over the company-owned portion of each service line.  In cases where we are replacing a company-owned lead service line, our standard approach is to replace the company-owned portion and advise and encourage the customer to replace the customer-owned portion of the service line, all the way to the customer’s home.   We also advise customers of the potential health impacts of lead in drinking water, and conduct lead testing at homes following replacement of a lead service line.  We do not plan on replacing customer-owned lead service lines at locations where our portion of the service line does not contain lead, but if we become aware of such situations we will notify the customer.  It is anticipated that the EPA will propose updated regulations for the Lead and Copper Rule in 2018.

Partnership for Safe Water Program – Aqua America is a proud participant in the American Water Works Association’s (AWWA) Partnership for Safe Water Program.  This voluntary program is a commitment to excellence within the drinking water community above and beyond EPA’s stringent treatment goals.  All of our active surface water treatment plants (within Pennsylvania, Ohio, Illinois, and Virginia) maintain good standing in the program which includes many awards of achievement.  The honors include the “Director’s Award” (achieved at 5 systems) which recognizes plants that have:  1) completed a comprehensive self-assessment report, 2) created an action plan for continuous improvement, and 3) provided several evaluations of performance demonstrating operational excellence.  Several of our systems have met these criteria annually and have received 5, 10, 15, and 20 year subscriber awards.  Furthermore, our Roaring Creek Pennsylvania treatment plant has received the Phase IV Excellence Award, the highest honor achieved in the Partnership Program.

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

Employee Relations

As of December 31, 2017, we employed a total of 1,530 full-time employees.  Our subsidiaries are parties to 15 labor agreements with labor unions covering 527 employees.  The labor agreements expire at various times between March 2018 and October 2022.

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

The events in Flint, Michigan, which commenced in 2014, and other communities have brought attention to the issue of lead in drinking water from home plumbing.  Lead in drinking water can come from lead that leaches from service lines, home plumbing solder, and fixtures or faucets.  We have been working to prevent lead leaching from home plumbing sources by reducing water corrosivity and adding chemicals that can prevent leaching of lead in pipes and homes.  We also focus on identifying and removing lead service lines and encouraging customers to replace the customer-owned portion of the service line if it is lead as they are identified during our main replacement program or during other maintenance activities.  We support the recommendations of The Lead Service Line Replacement Collaborative, a collaborative of leading water industry organizations that has recommended full replacement of lead service lines as a “best practice” to reduce lead in drinking water, but we only have control over the company-owned portion of each service line.  In cases where we are replacing a company-owned lead service line, our standard approach is to replace the company-owned portion and advise and encourage the customer to replace the customer-owned portion of the service line, all the way to the customer’s home.   We also advise customers of the potential health impacts of lead in drinking water, and conduct lead testing at homes following replacement of a lead service line.  We do not plan on replacing customer-owned lead service lines at locations where our portion of the service line does not contain lead, but if we become aware of such situations we will notify the customer.  We anticipate that the EPA will propose updated regulations for the 1992 Lead and Copper Rule in 2018.  Any such regulatory changes could have an impact on our business.

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

Our business is capital intensive.  In addition to the capital required to fund customer growth through our acquisition strategy, on an annual basis, we spend significant sums for additions to or replacement of property, plant and equipment.  We obtain funds for our capital expenditures from operations, contributions and advances by developers and others, debt issuances, and equity issuances.  We have paid dividends consecutively for 73 years and our Board of Directors recognizes the value that our common shareholders place on both our historical payment record and on our future dividend payments.  Our ability to maintain and meet our financial objectives is dependent upon the availability of adequate capital, and we may not be able to access the capital markets on favorable terms or at all.  If in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would need to seek alternative financing sources; however, there can be no assurance that these alternative financing sources would be available on terms acceptable to us.  In the event we are unable to obtain sufficient capital, we may need to take steps to conserve cash by reducing our capital expenditures or dividend payments and our ability to pursue acquisitions may be limited.  The reduction in capital expenditures may result in reduced potential earnings growth, affect our ability to meet environmental laws and regulations, and limit our ability to improve or expand our utility systems to the level we believe appropriate.  There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction and maintenance.  In addition, delays in completing major capital projects could delay the recovery of the capital expenditures associated with such projects through rates.  If the cost of borrowing increases, we might not be able to recover increases in our cost of capital through rates.  The inability to recover higher borrowing costs through rates, or the regulatory lag associated with the time that it takes to begin recovery, may harm our business, financial condition, and results of operations.

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

Some states in which we operate allow the respective public utility commissions to use fair market value to set ratemaking rate base instead of the traditional depreciated original cost of water or wastewater assets for certain qualifying municipal acquisitions.  Depending on the state, there are varying rules and circumstances in which fair value is determined.  One state’s regulations allows ratemaking rate base to equal the lower of the average of the appraisals or the purchase price, and is subject to regulatory approval.  There may be situations where we may pay more than the ultimate fair value of the utility assets as set by the regulatory commission, despite the fair value legislation suggesting its full recovery.  In these situations, goodwill may be recognized to the extent there is an excess purchase price over the fair value of net tangible and identifiable intangible assets acquired through acquisition.  Our financial condition and results of operations can be harmed by an inability to earn a return on, and recover our purchase price as a component of rate base.

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

Several of our water systems include impounding dams and reservoirs of various sizes.  Although we believe our dam review program, which includes regular inspections and other engineering studies, will ensure our dams are structurally sound and well-maintained, the failure of a dam could result in significant downstream damage and could result in claims for property damage or for injuries or fatalities.  We periodically inspect our dams and purchase liability insurance to cover such risks, but depending on the nature of the downstream damage and cause of the failure, the policy limits of insurance coverage may not be sufficient, and losses incurred may make it difficult for us to secure insurance in the future at acceptable rates.  A dam failure could also result in damage to, or disruption of, our water treatment and pumping facilities that are often located downstream from our dams and reservoirs.  Significant damage to these facilities, or a significant decline in the storage of the raw water impoundment, could affect our ability to provide water to our customers until the facilities and a sufficient raw water impoundment can be restored.  The estimated costs to maintain our dams are included in our capital budget projections and, although such costs to date have been recoverable in rates, there can be no assurance that rate increases will be granted in a timely or sufficient manner to recover such costs in the future, if at all.

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

Our operations are geographically concentrated in Pennsylvania, which make us susceptible to risks affecting Pennsylvania.

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

Significant judgment is required in determining our provision for income taxes.  Our calculation of the provision for income taxes is subject to our interpretation of applicable business tax laws in the jurisdictions in which we file.  In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities.  In December 2012, Aqua Pennsylvania changed its tax method of accounting to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for tax purposes.  Subsequently, the Company’s Ohio and North Carolina regulated subsidiaries similarly changed their tax method of accounting.  Our determination of what qualifies as a capital cost versus a tax deduction for utility asset improvements is subject to subsequent adjustment and may impact the income tax benefits that have been recognized.

On December 22, 2017, President Trump signed into law legislation referred to as the “Tax Cuts and Jobs Act” (the “TCJA”).  Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017.  The TCJA makes significant changes to the Internal Revenue Code of 1986, as amended (the “Code”), and the taxation of business entities, and includes specific provisions related to regulated public utilities.  Changes in the Code from the TCJA had a material impact on our financial statements in 2017.  Significant changes that impact the Company in the TCJA include a reduction in the corporate federal income tax rate from 35% to 21%, and a  limitation on the utilization of Net Operating Losses (“NOLs”) arising after December 31, 2017  to 80% of taxable income with an indefinite carryforward.  In addition, specific provisions related to regulated public utilities in the TCJA generally allow for the continued deductibility of interest expense, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017, and the continuation of certain rate normalization requirements for accelerated depreciation benefits.  Since the tax effects of changes in tax law must be recognized in the period in which TCJA was enacted, our deferred income tax assets and liabilities have been remeasured in the period of enactment.  This generally results in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates.    In certain states there is not yet complete guidance as to how to account for the TCJA.  With respect to these states, we will account for the changes in income tax balances by making a reasonable estimate.  The estimate may differ from the actual tax amount determined once the state regulators provide specific guidance.  To the extent such estimates are adjusted or prove to be incorrect, there could be an impact on the Company’s financial statements.

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

Climate change laws and regulations have been passed and are being proposed that require compliance with greenhouse gas emissions standards, as well as other climate change initiatives, which could impact our business, financial condition or results of operations.

Climate change is receiving ever increasing attention worldwide.  Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases (“GHG”), including carbon dioxide.  Climate change laws and regulations enacted and proposed limit GHG emissions from covered entities, and require additional monitoring/reporting.  At this time, the existing GHG laws and regulations are not expected to materially harm the Company’s operations or capital expenditures.  While the trend of increased regulation on climate change could change in light of the current federal administration’s agenda, the uncertainty of future climate change regulatory requirements still remains.  We cannot predict the potential impact of future laws and regulations on our business, financial condition, or results of operations.  Although these future expenditures and costs for regulatory compliance may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs.

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

Our properties consist of water transmission and distribution mains and wastewater collection pipelines, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, pipes, dams, reservoirs, buildings, vehicles, land, easements, rights-of-way, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water and the collection and treatment of wastewater.  Substantially all of our treatment, storage, and distribution properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of mortgage or indentures.  These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries.  For some properties that we acquired through the exercise of the power of eminent domain and other properties we purchased, we hold title for water supply purposes only.  We own, operate and maintain over 12,800 miles of transmission and distribution mains, 21 surface water treatment plants, many well treatment stations, and 187 wastewater treatment plants.  A small portion of the properties are leased under long-term leases.

The following table indicates our net property, plant and equipment, in thousands of dollars, as of December 31, 2017 in the principal states where we operate:

	Net Property, Plant and Equipment
Pennsylvania	$3,433,582	63.6%
Ohio	457,238	8.5%
Illinois	395,136	7.3%
North Carolina	343,556	6.4%
Texas	299,872	5.6%
Other (1)	470,476	8.6%
Consolidated	$5,399,860	100.0%

(1)	Consists primarily of our operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

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

Our common stock is traded on the New York Stock Exchange under the ticker symbol WTR.  As of February 13, 2018, there were approximately 23,683 holders of record of our common stock.

The following table shows the high and low intraday sales prices for our common stock as reported on the New York Stock Exchange composite transactions reporting system and the cash dividends paid per share for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2017
Dividend paid per common share	$0.1913	$0.1913	$0.2047	$0.2047	$0.7920
Dividend declared per common share	0.1913	0.1913	0.2047	0.2047	0.7920
Price range of common stock:
high	32.32	34.41	34.66	39.55	39.55
low	29.41	31.18	32.30	33.12	29.41

2016
Dividend paid per common share	$0.178	$0.178	$0.1913	$0.1913	$0.7386
Dividend declared per common share	0.178	0.178	0.1913	0.1913	0.7386
Price range of common stock:
high	32.44	35.66	35.83	31.29	35.83
low	28.35	30.31	29.53	28.03	28.03

We have paid dividends consecutively for 73 years.  On August 1,  2017, our Board of Directors authorized an increase of 7.0% in the September 1, 2017 quarterly dividend over the dividend Aqua America paid in the previous quarter.  As a result of this authorization, beginning with the dividend payment in September 2017, the annualized dividend rate increased to $0.8188 per share.  This is the 27th dividend increase in the past 26 years and the 19th consecutive year that we have increased our dividend in excess of five percent.  We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1, and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.  In 2017, our dividends paid represented 58.7% of net income.

Information with respect to restrictions set forth in our debt instruments is disclosed in Note 10 – Long-term Debt and Loans Payable in the Notes to Consolidated Financial Statements which is contained in Item 8 of this Annual Report.

The following table summarizes the Company’s purchases of its common stock for the quarter ending December 31, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1-31, 2017	-	$-	-	-
November 1-30, 2017	-	$-	-	-
December 1-31, 2017	1,335	$37.80	-	-
Total	1,335	$37.80	-	-

(1)

These amounts include 1,355 shares we acquired from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock), upon exercise, by delivering to us shares of our common stock in accordance with the terms of our equity compensation plan that was previously approved by our shareholders and disclosed in our proxy statements.  This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plan.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

Item 6.	Selected Financial Data

Summary of Selected Financial Data (Unaudited)

Aqua America, Inc. and Subsidiaries

(In thousands of dollars, except per share amounts)

Years ended December 31,	2017	2016	2015	2014	2013
PER COMMON SHARE:
Income from continuing operations:
Basic	$1.35	$1.32	$1.14	$1.21	$1.15
Diluted	1.35	1.32	1.14	1.20	1.15
Income from discontinued operations:
Basic	-	-	-	0.11	0.10
Diluted	-	-	-	0.11	0.10
Net income:
Basic	1.35	1.32	1.14	1.32	1.26
Diluted	1.35	1.32	1.14	1.31	1.25
Cash dividends declared and paid	0.79	0.74	0.69	0.63	0.58
Return on Aqua America stockholders' equity	12.2%	12.7%	11.7%	14.1%	14.4%
Book value at year end	$11.02	$10.43	$9.78	$9.37	$8.68
Market value at year end	39.23	30.04	29.80	26.70	23.59
INCOME STATEMENT HIGHLIGHTS:
Operating revenues	$809,525	$819,875	$814,204	$779,903	$761,893
Depreciation and amortization	136,724	133,008	128,737	126,535	123,985
Interest expense, net	88,341	80,594	76,536	76,397	77,316
Income from continuing operations before income taxes (1)	256,652	255,160	216,752	239,103	224,104
Provision for income taxes	16,914	20,978	14,962	25,219	21,233
Income from continuing operations (1)	239,738	234,182	201,790	213,884	202,871
Income from discontinued operations	-	-	-	19,355	18,429
Net income (1)	239,738	234,182	201,790	233,239	221,300
BALANCE SHEET HIGHLIGHTS:
Total assets	$6,332,463	$6,158,991	$5,717,873	$5,383,243	$5,027,430
Property, plant and equipment, net	5,399,860	5,001,615	4,688,925	4,401,990	4,138,568
Aqua America stockholders' equity	1,957,621	1,850,068	1,725,930	1,655,343	1,534,835
Long-term debt, including current portion, excluding debt issuance costs (3)	2,143,127	1,910,633	1,779,205	1,619,270	1,554,871
Total debt, excluding debt issuance costs (3)	2,146,777	1,917,168	1,795,926	1,637,668	1,591,611
ADDITIONAL INFORMATION:
Operating cash flows from continuing operations	$381,318	$396,163	$370,794	$364,888	$365,803
Capital expenditures	478,089	382,996	364,689	328,605	307,908
Net cash expended for acquisitions of utility systems and other	5,860	9,423	28,989	14,616	14,997
Dividends on common stock	140,660	130,923	121,248	112,106	102,889
Number of utility customers served (2)	982,849	972,265	957,866	940,119	928,200
Number of shareholders of common stock	23,511	24,750	25,269	25,780	25,833
Common shares outstanding (000)	177,714	177,394	176,544	176,753	176,751
Employees (full-time) (2)	1,530	1,551	1,617	1,617	1,542

(1)	2015 results includes Aqua America's share of a joint venture impairment charge of $21,433 ($32,975 pre-tax)
(2)	Reflects continuing operations
(3)	Debt issuance costs for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 were $21,605, $22,357, $23,165, $23,509, and $24,387, respectively

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

The Company

Aqua America, Inc., (referred to as “Aqua America”, the “Company”, “we”, “us”, or “our”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to an estimated three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia.  Our largest operating subsidiary is Aqua Pennsylvania, Inc., which accounted for approximately 52% of our operating revenues and approximately 74% of our net income for 2017.  As of December 31, 2017, Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of people we serve. Aqua Pennsylvania’s service territory is located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania.  Our other regulated utility subsidiaries provide similar services in seven other states.  In addition, the Company’s market-based activities are conducted through Aqua Infrastructure, LLC and Aqua Resources, Inc.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.  Aqua Resources provides water and wastewater service through two operating and maintenance contracts with municipal authorities close to our utility companies’ service territory; and offers, through a third party, water and sewer line repair service and protection solutions to households.  In 2017, we completed the sale of business units that are reported within the Company’s market-based subsidiary, Aqua Resources, which installed and tested devices that prevent the contamination of potable water and repaired water and wastewater systems, and repaired and performed maintenance on water and wastewater systems.  Additionally, during 2016 we completed the sale of business units within Aqua Resources, which were reported as assets held for sale in the Company’s consolidated balance sheets, which provided liquid waste hauling and disposal services, and inspection, and cleaning and repair of storm and sanitary wastewater lines.

Industry Mission

The mission of the regulated water utility industry is to provide quality and reliable water service at reasonable rates to customers, while earning a fair return for shareholders.  A number of challenges face the industry, including:

•	strict environmental, health and safety standards;
•	aging utility infrastructure and the need for substantial capital investment;
•	economic regulation by state, and/or, in some cases, local government;
•	declining consumption per customer as a result of conservation;
•	lawsuits and the need for insurance; and
•	the impact of weather and sporadic drought conditions on water sales demand.

Economic Regulation

Most of our water and wastewater utility operations are subject to regulation by their respective state utility commissions, which have broad administrative power and authority to regulate billing rates, determine franchise areas and conditions of service, approve acquisitions, and authorize the issuance of securities.  The utility commissions also generally establish uniform systems of accounts and approve the terms of contracts with affiliates and customers, business combinations with other utility systems, and loans and other financings.  The policies of the utility commissions often differ from state to state, and may change over time.  A small number of our operations are subject to rate regulation by county or city government.  Over time, the regulatory party in a particular state may change, as was the case for our Texas operations where, in 2014, economic regulation changed from the Texas Commission on Environmental Quality to the Public Utility Commission of Texas.  The profitability of our utility operations is influenced to a great extent by the timeliness and adequacy of rate allowances in the various states in which we operate.  One consideration we may undertake in evaluating which states to focus our growth and investment strategy is whether a state provides for consolidated rates, a surcharge for replacing and rehabilitating infrastructure and other systems, and other regulatory policies that promote infrastructure investment and efficiency in processing rate cases.

Rate Case Management Capability – We strive to achieve the industry’s mission by effective planning, efficient investments, and productive use of our resources.  We maintain a rate case management capability to pursue timely and adequate returns on the capital investments that we make in improving our distribution system, treatment plants, information technology systems, and other infrastructure.  This capital investment creates assets that are used and useful in providing utility service, and is commonly referred to as rate base.  Timely and adequate rate relief is important to our continued profitability and in providing a fair return to our shareholders; thus, providing access to capital markets to help fund these investments.  Accordingly, the objective of our rate case management strategy is to provide that the rates of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations (primarily labor and employee benefits, electricity, chemicals, transportation, maintenance expenses, insurance and claims costs, and costs to comply with environmental regulations), capital, and taxes.  In pursuing our rate case strategy, we consider the amount of net utility plant additions and replacements made since the previous rate decision, the changes in the cost of capital, changes in our capital structure, and changes in operating and other costs.  Based on these assessments, our utility operations periodically file rate increase requests with their respective state utility commissions or local regulatory authorities.  In general, as a regulated enterprise, our water and wastewater rates are established to provide full recovery of utility operating costs, taxes, interest on debt used to finance capital investments, and a return on equity used to finance capital investments.  Our ability to recover our expenses in a timely manner and earn a return on equity employed in the business helps determine the profitability of the Company.  As of December 31, 2017, the Company’s rate base is estimated to be $4,125,000, which is comprised of:

•	$2,874,000 filed with respective state utility commissions or local regulatory authorities; and
•	$1,251,000 not yet filed with respective state utility commissions or local regulatory authorities.

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

Revenue Surcharges – Six states in which we operate water utilities, and five states in which we operate wastewater utilities, permit us to add a surcharge to their respective bills to offset the additional depreciation and capital costs associated with capital expenditures related to replacing and rehabilitating infrastructure systems.  In all other states, water and wastewater utilities absorb all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues.  The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag.  This surcharge is intended to substantially reduce regulatory lag, which often acts as a disincentive to water and wastewater utilities to rehabilitate their infrastructure.  In addition, some states permit our subsidiaries to use a surcharge or credit on their bills to reflect allowable changes in costs, such as changes in state tax rates, other taxes and purchased water costs, until such time as the new costs are fully incorporated in base rates.

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

Growth-Through-Acquisition Strategy

Part of our strategy to meet the industry challenges is to actively explore opportunities to expand our utility operations through acquisitions of water and wastewater utilities either in areas adjacent to our existing service areas or in new service areas, and to explore acquiring market-based businesses that are complementary to our regulated water and wastewater operations.  To complement our growth strategy, we routinely evaluate the operating performance of our individual utility systems, and in instances where limited economic growth opportunities exist or where we are unable to achieve favorable operating results or a return on equity that we consider acceptable, we will seek to sell the utility system and reinvest the proceeds in other utility systems.  Consistent with this strategy, we are focusing our acquisitions and resources in states where we have critical mass of operations in an effort to achieve economies of scale and increased efficiency.  Our growth-through-acquisition strategy allows us to operate more efficiently by sharing operating expenses over more utility customers and provides new locations for future earnings growth through capital investment.  Another element of our growth strategy is the consideration of opportunities to expand by acquiring other utilities, including those that may be in a new state if they provide promising economic growth opportunities and a return on equity that we consider acceptable.  The ability to successfully execute this strategy and meet the industry challenges is largely due to our core competencies, financial position, and our qualified and trained workforce, which we strive to retain by treating employees fairly and providing our employees with development and growth opportunities.

During 2017, we completed four acquisitions, which along with the organic growth in our existing systems, represents 10,584 new customers.  During 2016, we completed 19 acquisitions, which along with the organic growth in our existing systems, represents 15,282 new customers.  During 2015, we completed 16 acquisitions, which along with the organic growth in our existing systems, represents 17,747 new customers.

We believe that utility acquisitions, organic growth, and a potential expansion of our market-based business will continue to be the primary sources of growth for us.  With approximately 53,000 community water systems in the U.S., 82% of which serve less than 3,300 customers, the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water, and wastewater).  In the states where we operate regulated utilities, we believe there are approximately 14,500 community water systems of widely-varying size, with the majority of the population being served by government-owned water systems.

Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation.  According to the U.S. Environmental Protection Agency’s (“EPA”) most recent survey of wastewater treatment facilities (which includes both government-owned facilities and regulated utility systems) in 2012, there are approximately 15,000 such facilities in the nation serving approximately 76% of the U.S. population.  The remaining population represents individual homeowners with their own treatment facilities; for example, community on-lot disposal systems and septic tank systems.  The vast majority of wastewater facilities are government-owned rather than regulated utilities.  The EPA survey also indicated that there are approximately 4,000 wastewater facilities in operation in the states where we operate regulated utilities.

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

We are actively exploring opportunities to expand our water and wastewater utility operations through regulated utility acquisitions or otherwise, including the management of publicly-owned facilities in a public-private partnership.  We intend to continue to pursue acquisitions of government-owned and regulated water and wastewater utility systems that provide services in areas near our existing service territories or in new service areas.  It is our intention to focus on growth opportunities in states where we have critical mass, which allows us to improve economies of scale through spreading our fixed costs over more customers – this cost efficiency should enable us to reduce the size of future rate increases.  Currently, the Company seeks to acquire businesses in the U.S. regulated sector, which includes water and wastewater utilities and other regulated utilities, and to pursue growth ventures in market-based activities, by acquiring businesses that provide water and wastewater or other utility-related services, and investing in infrastructure projects.

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

On occasion, drought warnings and water use restrictions are issued by governmental authorities for portions of our service territories in response to extended periods of dry weather conditions, regardless of our ability to meet unrestricted customer water demands.  The timing and duration of the warnings and restrictions can have an impact on our water revenues and net income.  In general, water consumption in the summer months is affected by drought warnings and restrictions to a higher degree because discretionary and recreational use of water is highest during the summer months, particularly in our northern service territories. At other times of the year, warnings and restrictions generally have less of an effect on water consumption.    Currently, portions of our northern and central Texas service areas have conservation water restrictions.  Drought warnings and watches result in the public being asked to voluntarily reduce water consumption.

The geographic diversity of our utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of the country.  During the year ended December 31, 2017, our operating revenues were derived principally from the following states:  approximately 52% in Pennsylvania, 13% in Ohio, 9% in Texas, 8% in Illinois, and 7% in North Carolina.

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

Furthermore, we review the measure of earnings before unusual items that are noncash and not directly related to our core business, such as the measure of adjusted earnings to remove the joint venture impairment charge, which was recognized in 2015.  Refer to Note 1 – Summary of Significant Accounting Policies – Investment in Joint Venture in this Annual Report for information regarding the impairment charge.  We review these measurements regularly and compare them to historical periods, to our operating budget as approved by our Board of Directors, and to other publicly-traded water utilities.

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

•

Acquisitions – In general, acquisitions of smaller undercapitalized utility systems in some areas may initially increase our operating expense ratio if the operating revenues generated by these operations are accompanied by a higher ratio of operations and maintenance expenses as compared to other operational areas of the company that are more densely populated and have integrated operations.  In these cases, the acquired operations are characterized as having relatively higher operating costs to fixed capital costs, in contrast to the majority of our operations, which generally consist of larger, interconnected systems, with higher fixed capital costs (utility plant investment) and lower operating costs per customer.  In addition, we operate market-based subsidiary companies, Aqua Resources and Aqua Infrastructure.  The cost-structure of these market-based companies differs from our utility companies in that, although they may generate free cash flow, these companies have a higher ratio of operations and maintenance expenses to operating revenues and a lower capital investment and, consequently, a lower ratio of fixed capital costs versus operating revenues in contrast to our regulated operations.  As a result, the operating expense ratio is not comparable between the businesses.  These market-based subsidiary companies are not a component of our Regulated segment.

We continue to evaluate initiatives to help control operating costs and improve efficiencies.

Consolidated Selected Financial and Operating Statistics

Our selected five-year consolidated financial and operating statistics follow:

Years ended December 31,	2017	2016	2015	2014	2013
Utility customers:
Residential water	807,872	801,190	791,404	779,665	771,660
Commercial water	40,956	40,582	40,151	39,614	39,237
Industrial water	1,338	1,349	1,353	1,357	1,368
Other water	19,430	19,036	17,420	17,412	17,230
Wastewater	113,253	110,108	107,538	102,071	98,705
Total utility customers	982,849	972,265	957,866	940,119	928,200
Operating revenues:
Residential water	$483,865	$484,901	$477,773	$460,013	$457,404
Commercial water	130,373	131,170	126,677	122,795	121,178
Industrial water	27,880	27,916	28,021	27,369	25,263
Other water	65,324	62,983	56,997	59,474	57,446
Wastewater	87,560	82,780	79,399	76,472	73,062
Other utility	9,903	10,357	10,746	9,934	10,174
Regulated segment total	804,905	800,107	779,613	756,057	744,527
Other and eliminations	4,620	19,768	34,591	23,846	17,366
Consolidated operating revenues	$809,525	$819,875	$814,204	$779,903	$761,893
Operations and maintenance expense	$287,206	$304,897	$309,310	$288,556	$283,561
Joint venture impairment charge (1)	$-	$-	$21,433	$-	$-
Income from continuing operations	$239,738	$234,182	$201,790	$213,884	$202,871
Net income	$239,738	$234,182	$201,790	$233,239	$221,300
Capital expenditures	$478,089	$382,996	$364,689	$328,605	$307,908
Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	35.5%	37.2%	38.0%	37.0%	37.2%
Depreciation and amortization	16.9%	16.2%	15.8%	16.2%	16.3%
Taxes other than income taxes	7.0%	6.9%	6.8%	6.5%	6.9%
Interest expense, net	10.9%	9.8%	9.4%	9.8%	10.1%
Income from continuing operations	29.6%	28.6%	24.8%	27.4%	26.6%
Return on Aqua America stockholders' equity	12.2%	12.7%	11.7%	14.1%	14.4%
Ratio of capital expenditures to depreciation expense	3.5	2.9	2.9	2.7	2.6
Effective tax rate	6.6%	8.2%	6.9%	10.5%	9.5%

(1)

Represents a $21,433 ($32,975 pre-tax) joint venture impairment charge.  This amount represents our share of the impairment charge recognized by our joint venture that operates a private pipeline to supply raw water to firms with natural gas well drilling operations.

RESULTS OF OPERATIONS

Our income from continuing operations has grown at an annual compound rate of approximately 5.7% and our net income has grown at an annual compound rate of approximately 4.1% during the five-year period ended December 31, 2017.  During the past five years, operating revenues grew at a compound rate of 1.5% and operating expenses grew at a compound rate of 2.1%.

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

The following table provides the Regulated segment and consolidated information for the years ended December 31, 2017, 2016, and 2015:

	2017			2016
	Regulated	Other and Eliminations	Consolidated	Regulated	Other and Eliminations	Consolidated
Operating revenues	$804,905	$4,620	$809,525	$800,107	$19,768	$819,875
Operations and maintenance expense	286,962	244	287,206	285,347	19,550	304,897
Taxes other than income taxes	54,524	2,104	56,628	53,916	2,469	56,385
Earnings (loss) before interest, taxes, depreciation and amortization	$463,419	$2,272	465,691	$460,844	$(2,251)	458,593
Depreciation and amortization			136,724			133,008
Operating income			328,967			325,585
Other expense (income):
Interest expense, net			88,341			80,594
Allowance for funds used during construction			(15,211)			(8,815)
Gain on sale of other assets			(484)			(378)
Equity income in joint venture			(331)			(976)
Provision for income taxes			16,914			20,978
Net income			$239,738			$234,182

	2015
	Regulated	Other and Eliminations	Consolidated
Operating revenues	$779,613	$34,591	$814,204
Operations and maintenance expense	282,866	26,444	309,310
Taxes other than income taxes	52,361	2,696	55,057
Earnings before interest, taxes, depreciation and amortization	$444,386	$5,451	449,837
Depreciation and amortization			128,737
Operating income			321,100
Other expense (income):
Interest expense, net			76,536
Allowance for funds used during construction			(6,219)
Gain on sale of other assets			(468)
Gain on extinguishment of debt			(678)
Equity loss in joint venture			35,177
Provision for income taxes			14,962
Net income			$201,790

Consolidated Results

Operating Revenues – Operating revenues totaled $809,525 in 2017, $819,875 in 2016, and $814,204 in 2015.  Our Regulated segment’s revenues totaled $804,905 in 2017, $800,107 in 2016, and $779,613 in 2015.  The growth in our Regulated segment’s revenues over the past three years is a result of increases in our water and wastewater rates and our customer base.  Rate increases implemented during the past three years have provided additional operating revenues of $6,143 in 2017, $4,319 in 2016, and $8,503 in 2015.  Negatively impacting revenues in 2017 was a decrease in customer water consumption primarily due to unfavorable weather conditions during the year.  The number of customers increased at an annual compound rate of 1.4% over the past three years due to acquisitions and organic growth, adjusted to exclude customers associated with utility system dispositions.  Acquisitions in our Regulated segment have provided additional water and wastewater revenues of $1,695 in 2017, $8,201 in 2016, and $8,900, in 2015.

On June 7, 2012, Aqua Pennsylvania reached a settlement agreement in its last rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provided for a reduction in current income tax expense as a result of the recognition of qualifying income tax benefits upon Aqua Pennsylvania changing its tax accounting method to permit the expensing of qualifying utility asset improvement costs that historically had been capitalized and depreciated for book and tax purposes.  In December 2012, Aqua Pennsylvania implemented this change which provides for the flow-through of income tax benefits that resulted in a substantial reduction in income tax expense and greater net income and cash flow.  As a result, Aqua Pennsylvania was able to suspend its water Distribution System Improvement Charges from January 1, 2013 to September 30, 2017, when it resumed the use of a water Distribution System Improvement Charge on October 1, 2017.  Aqua Pennsylvania was able to lengthen the amount of time until its next base rate case, which is expected to be filed in 2018.  During 2017, 2016, and 2015, the income tax accounting change resulted in income tax benefits of $84,766,  $78,530, and $72,944 that reduced the Company’s current income tax expense and increased net income.  The Company recognized a tax deduction on its 2012 Federal tax return of $380,000 for qualifying capital expenditures made prior to 2012.  Based on the settlement agreement, beginning in 2013, the Company began to amortize 1/10th of these expenditures, or $38,000 annually, which reduced income tax expense and increased the Company’s net income by $16,734, which is included in the income tax benefits noted previously.  In accordance with the settlement agreement, this amortization is expected to reduce income tax expense during periods when qualifying parameters are met.

Our operating subsidiaries received rate increases representing estimated annualized revenues of $7,558 in 2017 resulting from five base rate decisions, $3,434 in 2016 resulting from six rate decisions, and $3,347 in 2015 resulting from four rate decisions.  Revenues from these increases realized in the year of grant were $6,343 in 2017, $1,788 in 2016, and $2,887 in 2015.  As of December 31, 2017, our operating subsidiaries have filed two rate requests, which are being reviewed by the state utility commissions, proposing an aggregate increase of $13,888 in annual revenues.  During 2018, we intend to file five additional rate requests proposing an aggregate of approximately $80,000 of increased annual revenues; the timing and extent to which our rate increase requests may be granted will vary by state.  Our planned rate filings for 2018 are subject to the issuance of procedural orders directing how the Federal tax law changes are to be reflected in our utility customer rates.

Currently, Pennsylvania, Illinois, Ohio, Indiana, New Jersey, and North Carolina allow for the use of a surcharge for replacing and rehabilitating infrastructure systems.  The rate increases under this surcharge typically adjust periodically based on additional qualified capital expenditures completed or anticipated in a future period.  This surcharge is capped as a percentage of base rates, generally at 5% to 12.75% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  These surcharges provided revenues of $10,255 in 2017, $7,379 in 2016, and $3,261 in 2015.

Our Regulated segment also includes operating revenues of $9,903 in 2017, $10,357 in 2016, and $10,746 in 2015 associated with contract operations that are integrated into the regulated utility business and operations.  These amounts vary over time according to the level of activity associated with the utility contract operations.

In addition to the Regulated segment operating revenues, we recognized market-based revenues that are associated with Aqua Resources and Aqua Infrastructure of $4,798 in 2017, $20,091 in 2016, and $34,909 in 2015.  The decrease in revenues in 2017 and 2016 is due to the disposition of business units within Aqua Resources.

Operations and Maintenance Expenses – Operations and maintenance expenses totaled $287,206 in 2017, $304,897 in 2016, and $309,310 in 2015.  Most elements of operating costs are subject to the effects of inflation and changes in the number of customers served.  Several elements are subject to the effects of changes in water consumption, weather, and the degree of water treatment required due to variations in the quality of the raw water.  The principal elements of operating costs are labor and employee benefits, electricity, chemicals, transportation, maintenance expenses, insurance and claims costs, and costs to comply with environmental regulations.  Electricity and chemical expenses vary in relationship to water consumption, raw water quality, and price changes.  Maintenance expenses are sensitive to extremely cold weather, which can cause water mains to rupture, resulting in additional costs to repair the affected main.

Operations and maintenance expenses decreased in 2017, as compared to 2016, by $17,691 or 5.8%, primarily due to:

•	decreases in market-based activities expenses of $15,933 due to the disposition of business units within Aqua Resources;
•	a decrease in water production costs of $6,301 primarily due to a reduction in purchased water expense of $4,794 due to replacing a purchased water supply with the Company’s own water supply source;
•	a decrease in the Company’s self-insured employee medical benefit program expense of $4,838;
•	offset by $4,102 for the timing of expenses incurred for the maintenance of our utility systems and the purchase of supplies, as well as other increases in operations and maintenance expenses.

Operations and maintenance expenses decreased in 2016 as compared to 2015 by $4,413 or 1.4%, primarily due to:

•	decreases in market-based activities expenses of $10,393 due to the disposition of business units within Aqua Resources;
•	a decrease in water production costs of $3,156;
•	the effects of the recognition in 2015 of:
o	leadership transition expenses of $2,510,
o	the recording of a reserve of $1,862 for water rights held for future use, and
o	the recording of a legal contingency reserve of $1,580;
•	the reversal of a reserve for a legal contingency of $1,580;
•	offset by an increase in postretirement benefits of $5,554; and
•	additional operating costs associated with acquisitions of $4,538, as well as other increases in operations and maintenance expenses.

Depreciation and Amortization Expenses – Depreciation expense was $136,302 in 2017, $130,987 in 2016, and $125,290 in 2015, and has increased principally as a result of the significant capital expenditures made to expand and improve our utility facilities, and our acquisitions of new utility systems.

Amortization expense was $422 in 2017, $2,021 in 2016, and $3,447 in 2015, and has decreased primarily due to the completion of the recovery of our costs associated with various rate filings.  Expenses associated with filing rate cases are deferred and amortized over periods that generally range from one to three years.

Taxes Other than Income Taxes – Taxes other than income taxes totaled $56,628 in 2017, $56,385 in 2016, and $55,057 in 2015.  The increase in 2017 was primarily due to an increase in gross receipts, excise and franchise taxes of $949, and an increase in taxes assessed resulting from the pumping of ground water in Texas of $486 due to higher water production volume and rates, offset by a $978 decrease in property taxes primarily due to a favorable ruling on a property tax appeal in Ohio.  The increase in 2016 was primarily due to an increase of $578 for pumping fees in Texas due to higher water production, a rate increase, and the addition of two water systems, and an increase in gross receipts, excise and franchise taxes of $502.

Interest Expense, net – Net interest expense was $88,341 in 2017, $80,594 in 2016, and $76,536 in 2015.  Interest income of $202 in 2017, $217 in 2016, and $272 in 2015 was netted against interest expense.  Net interest expense increased in 2017 due to an increase in average borrowings of $157,768 and an increase in short-term and long-term interest rates.  Net interest expense increased in 2016 due to an increase in average short-term borrowings of $9,808 at higher short-term interest rates and an increase in average outstanding fixed rate long-term debt of $98,006 partially offset by a decline in long-term interest rates.    Interest income decreased in 2017 due to lower investment rates.  The weighted average cost of fixed rate long-term debt was 4.35% at December 31, 2017, 4.26% at December 31, 2016, and 4.57% at December 31, 2015.  The weighted average cost of fixed and variable rate long-term debt was 4.29% at December 31, 2017, 4.23% at December 31, 2016, and 4.44% at December 31, 2015.

Allowance for Funds Used During Construction – The allowance for funds used during construction (“AFUDC”) was $15,211 in 2017, $8,815 in 2016, and $6,219 in 2015, and varies as a result of changes in the average balance of utility plant construction work in progress, to which AFUDC is applied, changes in the AFUDC rate which is based predominantly on short-term interest rates, changes in the balance of short-debt, and changes in the amount of AFUDC related to equity.  The increase in 2017 and 2016 is primarily due to an increase in the AFUDC rate as a result of an increase in the amount of AFUDC related to equity and in 2017 and 2016, and an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.  The amount of AFUDC related to equity was $11,633 in 2017, $6,561 in 2016, and $4,621 in 2015.

Gain on Sale of Other Assets – Gain on sale of other assets totaled $484 in 2017,  $378 in 2016, and $468 in 2015, and consists of the sales of property, plant and equipment and marketable securities.

Gain on Extinguishment of Debt – The gain on extinguishment of debt of $678 in 2015 results from the recognition of the unamortized issuance premium for the early redemption of $95,985 of tax-exempt bonds at 5.00% that were originally maturing between 2035 and 2038.

Equity (Earnings) Loss in Joint Venture – Equity (earnings) loss in joint venture totaled $(331) in 2017, $(976) in 2016, and $35,177 in 2015.  The equity earnings in 2017 primarily resulted from the sale of raw water to firms in the natural gas drilling industry.  The equity earnings in 2016 resulted from the recognition of a connection fee earned by the joint venture in 2016 for which our share was $1,831 and a reduction in depreciation expense resulting from the noncash impairment charge recognized by the joint venture on its long-lived assets in 2015.  In 2015, a noncash impairment charge was recognized by the joint venture on its long-lived assets for which our share was $32,975.  The impairment charge was recognized in 2015 as a result of a determination that the long-lived assets, primarily consisting of a pipeline and pump station, had become impaired due to a marked decline in natural gas prices in 2015, a distinguishable reduction in the volume of water sales by the joint venture which led to a lowered forecast in 2015 on future water sales volumes by the joint venture, as well as changes in the natural gas industry and market conditions.  At the time of the impairment, these market conditions were largely associated with natural gas prices, which sharply declined in 2015 and this downturn no longer appeared to be temporary and instead was expected to be a long-term condition.

Income Taxes – Our effective income tax rate was 6.6% in 2017, 8.2% in 2016, and 6.9% in 2015.  The effective income tax rate for 2017, 2016, and 2015 was affected by the 2012 income tax accounting change for qualifying utility asset improvements at Aqua Pennsylvania which resulted in a $84,766,  $78,530,  and $72,944 net reduction to the Company’s 2017, 2016, and 2015 Federal and state income tax expense, respectively.  As of December 31, 2017, the Company has an unrecognized tax benefit related to the Company’s change in its tax accounting method for qualifying utility asset improvement costs, of which up to $24,243 of these tax benefits would further reduce the Company’s effective income tax rate in the event the Company does sustain all, or a portion, of its tax position in the period this information is determined.  Offsetting this reduction was the effect of the revaluation of our deferred income tax assets and liabilities, triggered by the TCJA, which resulted in the recognition of additional income tax expense of $3,141 to the extent revalued deferred income taxes are not believed to be recoverable in utility customer rates.

Summary –

	Years ended December 31,
	2017	2016	2015
Operating income	$328,967	$325,585	$321,100
Net income	239,738	234,182	201,790
Diluted net income per share	1.35	1.32	1.14

The changes in diluted net income per share in 2017 and 2016 over the previous years were due to the aforementioned changes.

Although we have experienced increased income in the recent past, continued adequate rate increases reflecting increased operating costs and new capital investments, are important to the future realization of improved profitability.

Fourth Quarter Results – The following table provides our fourth quarter results:

	Three Months Ended December 31,
	2017	2016
Operating revenues	$203,312	$196,799

Operations and maintenance	79,243	77,550
Depreciation	34,794	33,342
Amortization	64	654
Taxes other than income taxes	12,238	13,291
	126,339	124,837

Operating income	76,973	71,962
Other expense (income):
Interest expense, net	23,217	20,458
Allowance for funds used during construction	(4,641)	(2,369)
(Gain) loss on sale of other assets	(162)	12
Equity loss in joint venture	71	167
Income before income taxes	58,488	53,694
Provision for income taxes	5,015	4,045
Net income	$53,473	$49,649

The increase in operating revenues of $6,513 was primarily due to an increase in water and wastewater rates and infrastructure rehabilitation surcharges of $4,247, an increase in customer water consumption, and additional revenues of $438 associated with a larger customer base due to utility acquisitions, offset by a decrease in market-based activities revenue of $2,323 due to dispositions.

The increase in operations and maintenance expense of $1,693 is due primarily to $3,490 associated with the timing of expenses incurred for the maintenance of our utility systems and the purchase of supplies, an increase in postretirement benefits expense of $1,249, offset by a decrease in market-based activities expenses of $2,952, and a decrease in water production costs of $1,842 due to replacing a purchased water supply with the Company’s own water supply source.

Depreciation expense increased by $1,452 primarily due to the utility plant placed in service since December 31, 2016.

The decrease in other taxes of $1,053 is primarily due to a decrease in property taxes of $1,466 due to a favorable property tax appeal in Ohio, offset by an increase in capital stock taxes of $199 due to the effect of a reversal of a reserve from the prior year, and an increase in taxes assessed resulting from the pumping of ground water in Texas of $166 due to higher water production volume and rates.

Interest expense increased by $2,759 due to an increase in the average outstanding debt balance.

AFUDC increased by $2,272 due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, and an increase in the AFUDC rate as a result of an increase in the amount of AFUDC related to equity.

The provision for income taxes increased by $970 primarily as a result of the revaluation of our deferred income tax assets and liabilities, triggered by the TCJA, which resulted in the recognition of additional income tax expense of $3,141 to the extent revalued deferred income taxes are not believed to be recoverable in utility customer rates, offset by the effect of additional tax deductions recognized in the fourth quarter of 2017 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flow and Capital Expenditures

Net operating cash flows from continuing operations, dividends paid on common stock, capital expenditures used in continuing operations, including allowances for funds used during construction, and expenditures for acquiring water and wastewater systems for our continuing operations for the five years ended December 31, 2017 were as follows:

	Net Operating Cash Flows	Dividends	Capital Expenditures	Acquisitions
2013	$365,803	$102,889	$307,908	$14,997
2014	364,888	112,106	328,605	14,616
2015	370,794	121,248	364,689	28,989
2016	396,163	130,923	382,996	9,423
2017	381,318	140,660	478,089	5,860
	$1,878,966	$607,826	$1,862,287	$73,885

Included in capital expenditures for the five-year period are: expenditures for the rehabilitation of existing water and wastewater systems, the expansion of our water and wastewater systems, modernization and replacement of existing treatment facilities, water meters, office facilities, information technology, vehicles, and equipment.  During this five-year period, we received $31,657 of customer advances and contributions in aid of construction to finance new water mains and related facilities that are not included in the capital expenditures presented in the above table.  In addition, during this period, we have made repayments of debt of $978,762, and have refunded $22,607 of customers’ advances for construction.  Dividends increased during the past five years as a result of annual increases in the dividends declared and paid and increases in the number of shares outstanding.

Our planned 2018 capital program, exclusive of the costs of new mains financed by advances and contributions in aid of construction, is estimated to be approximately  $500,000 in infrastructure improvements for the communities we serve.  The 2018 capital program is expected to include $213,200 for infrastructure rehabilitation surcharge qualified projects.  On January 1, 2013, Aqua Pennsylvania reset its water infrastructure rehabilitation surcharge to zero resulting from the change in its tax method of accounting for qualifying utility asset improvements as described below.  Although we were not eligible to use an infrastructure rehabilitation surcharge with our Aqua Pennsylvania water customers from January 1, 2013 to September 30, 2017, we were able to use the income tax savings derived from the qualifying utility asset improvements to maintain Aqua Pennsylvania’s capital investment program.  Our planned 2018 capital program in Pennsylvania is estimated to be approximately $337,000, a portion of which is expected to be eligible as a deduction for qualifying utility asset improvements for Federal income tax purposes.  Our overall 2018 capital program, along with $113,769 of debt repayments and $160,973 of other contractual cash obligations, as reported in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations”, has been, or is expected to be, financed through internally-generated funds, our revolving credit facilities, and the issuance of long-term debt.

Future utility construction in the period 2019 through 2020, including recurring programs, such as the ongoing replacement or rehabilitation of water meters and water mains, water treatment plant upgrades, storage facility renovations, and additional transmission mains to meet customer demands, exclusive of the costs of new mains financed by advances and contributions in aid of construction, is estimated to require aggregate expenditures of approximately $875,000.  We anticipate that approximately one-half of these expenditures will require external financing.  We expect to refinance $189,025 of long-term debt during this period as they become due with new issues of long-term debt, internally-generated funds, and our revolving credit facilities.  The estimates discussed above do not include any amounts for possible future acquisitions of water and wastewater systems or the financing necessary to support them.

Our primary sources of liquidity are cash flows from operations (including the allowed deferral of Federal income tax payments), borrowings under various short-term lines of credit and other credit facilities, and customer advances and contributions in aid of construction.  Our cash flow from operations, or internally-generated funds, is impacted by the timing of rate relief, water consumption, and changes in Federal tax laws with respect to the reduction in the corporate income tax rate, and accelerated tax depreciation or deductions for utility construction projects.  We fund our capital and typical acquisitions through internally-generated funds, supplemented by short-term lines of credit.  Over time, we partially repay or pay-down our short-term lines of credit with long-term debt.  The ability to finance our future construction programs, as well as our acquisition activities, depends on our ability to attract the necessary external financing and maintain internally-generated funds.  Timely rate orders permitting compensatory rates of return on invested capital will be required by our operating subsidiaries to achieve an adequate level of earnings and cash flow to enable them to secure the capital they will need to operate and to maintain satisfactory debt coverage ratios.

On June 7, 2012, Aqua Pennsylvania reached a settlement agreement in its rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provided for a reduction in current income tax expense as a result of the recognition of qualifying income tax benefits upon Aqua Pennsylvania changing its tax accounting method to permit the expensing of qualifying utility asset improvement costs that have historically been capitalized and depreciated for book and tax purposes.  In December 2012, Aqua Pennsylvania implemented this change, which resulted in a substantial reduction in income tax expense and greater net income and cash flow, and as a result allowed Aqua Pennsylvania to suspend its water Distribution System Improvement Charges from January 1, 2013 to September 30, 2017, and lengthen the amount of time until the next Aqua Pennsylvania rate case, which is expected to be filed in 2018.  As a result of the Pennsylvania rate order, income tax benefits reduced the Company’s current income tax expense and increased net income by $84,766 in 2017, $78,530 in 2016, and $72,944 in 2015.  The Company recognized a tax deduction on its 2012 Federal tax return of $380,000 for qualifying capital expenditures made prior to 2012, and based on the settlement agreement, beginning in 2013, the Company began to amortize 1/10th of these expenditures or $38,000 annually, which reduced income tax expense and increased the Company’s net income by $16,734.  In accordance with the settlement agreement, this amortization is expected to reduce income tax expense during periods when qualifying parameters are met.

Acquisitions

As part of the Company’s growth-through-acquisition strategy, the Company has entered into purchase agreements to acquire the water or wastewater utility system assets of six municipalities for a total combined purchase price in cash of $150,700.  The purchase price for these pending acquisitions is subject to certain adjustments at closing, and the pending acquisitions are subject to regulatory approvals, including the final determination of the fair value of the rate base acquired.  Closings for these acquisitions are expected to occur by the end of 2018, which is subject to the timing of the regulatory approval process.  These acquisitions are expected to add approximately 16,325 customers in two of the states in which the Company operates.

During the past five years, we have expended cash of $73,885 and issued 439,943 shares of common stock, valued at $12,845 at the time of acquisition, related to the acquisition of utility systems, both water and wastewater utilities, as well as investments in supplying raw water to the natural gas drilling industry.

In 2017, we completed four acquisitions of water and wastewater utility systems for $5,860 in cash in two of the states in which we operate, adding 1,003 customers.

In January 2016, we acquired the water and wastewater utility system assets of Superior Water Company, Inc., which provided public water service to 4,108 customers in portions of Berks, Chester, and Montgomery counties in

Pennsylvania.  The total purchase price for the utility system was $16,750, which consisted of the issuance of 439,943 shares of the Company’s common stock and $3,905 in cash.  Additionally, during 2016, we completed 18 acquisitions of water and wastewater utility systems for $5,518 in cash in eight of the states in which we operate,  adding 2,469 customers.

In April 2015, we acquired the water and wastewater utility system assets of North Maine Utilities, located in the Village of Glenview, Illinois serving 7,409 customers.  The total purchase price consisted of $23,079 in cash.  Additionally, during 2015, we completed 14 acquisitions of water and wastewater utility systems for $5,210 in cash in six of the states in which we operate, adding 3,170 customers.

During 2014, we completed 16 acquisitions of water and wastewater utility systems for $10,530 in cash in seven of the states in which we operate, adding 6,148 customers.  Further, in 2014, we acquired two market-based businesses that specialized in inspecting, cleaning and repairing storm and sanitary sewer lines, as well as providing water distribution system services and training to waterworks operators.  The total purchase price in aggregate was $4,810 and both these businesses were subsequently sold in November 2016 and January 2017.

During 2013, we completed 15 acquisitions of water and wastewater utility systems for $14,997 in cash in four of the states in which we operate, adding 5,991 customers.

We continue to pursue the acquisition of water and wastewater utility systems, and explore other utility acquisitions that may be in a new state.  Our typical acquisitions are expected to be financed with short-term debt with subsequent repayment from the proceeds of long-term debt, retained earnings, or equity issuances.

Joint Venture

In September 2011, one of our subsidiaries entered into a joint venture with a firm that operates natural gas pipelines and processing plants for the construction and operation of a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale in north-central Pennsylvania (the “Joint Venture”).  We own 49% of the Joint Venture.  The 56 mile pipeline construction and permitted intake on the Susquehanna River cost $109,000.  As of December 31, 2017, our capital contributions since inception totaled $53,643 in cash.  This investment has been financed through the issuance of long-term debt.   Our 49% investment in the Joint Venture is an unconsolidated affiliate and is accounted for under the equity method of accounting.  Our initial investment is carried at cost.  Subsequently, the carrying amount of our investment is adjusted to reflect capital contributions or distributions, our equity in earnings and losses since the commencement of the system’s operations, and a decline in the fair value of our investment.  In 2015, an impairment charge was recognized by the joint venture on its long-lived assets, of which the Company’s share totaled $32,975 ($21,433 after-tax), representing our share of the noncash impairment charge as further described in Note 1 – Summary of Significant Accounting Policies – Investment in Joint Venture in this Annual Report.

Dispositions

We routinely review and evaluate areas of our business and operating divisions and, over time, may sell utility systems or portions of systems.  In 2017, the Company sold two business units within Aqua Resources, which resulted in total proceeds of $867, and recognized a net loss of $324.  In 2016, the Company sold two business units within Aqua Resources, which resulted in total proceeds of $4,459, and recognized a net loss of $543.

In December 2014, we completed the sale of our water utility system in southwest Allen County Indiana to the City of Fort Wayne, Indiana for $67,011, which is comprised of $50,100 in addition to $16,911 the city initially paid the Company towards its water and wastewater system assets in the northern part of Fort Wayne in 2008.  We recognized a gain on sale of $29,210 ($17,611 after-tax) in the fourth quarter of 2014.  In addition, as a result of this transaction, Aqua Indiana expanded its sewer customer base by accepting new wastewater flows from the City.  Additionally, in March, 2014, we completed the sale of our wastewater treatment facility in Georgia.

In 2013, in accordance with our strategy to focus our resources on states where we have critical mass to improve our economies of scale and expect future economic growth, we sold water and wastewater systems in Florida, through five separate sales transactions.  The Company received total net proceeds from these sales of $88,934, and recognized a gain on sale of $21,178 ($13,766 after-tax).

Additionally, in June 2013, the Company sold a water and wastewater utility system in Texas for net proceeds of $3,400.  The sale resulted in the recognition of a gain on sale of these assets, net of expenses, of $1,025 ($615 after-tax).

Despite these transactions, one of our primary strategies continues to be to acquire additional utility systems, to maintain our existing systems where there is a strategic business benefit, and to actively oppose unilateral efforts by municipal governments to acquire any of our operations.

Sources of Capital

Since net operating cash flow plus advances and contributions in aid of construction have not been sufficient to fully fund cash requirements, we issued $1,670,223 of long-term debt and obtained other short-term borrowings during the past five years.  At December 31, 2017, we have a $250,000 long-term revolving credit facility that expires in February 2021, of which $19,811 was designated for letter of credit usage, $170,189 was available for borrowing, and $60,000 of borrowings were outstanding at December 31, 2017.  In addition, we have short-term lines of credit of $135,500, of which $131,850 was available as of December 31, 2017.  These short-term lines of credit are subject to renewal on an annual basis.  Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

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

Our loan and debt agreements require us to comply with certain financial covenants, which among other things, subject to specific exceptions, limit the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense.  During 2017, we were in compliance with our debt covenants under our credit facilities.  Failure to comply with our debt covenants could result in an event of default, which could result in us being required to repay or refinance our borrowings before their due date, possibly limiting our future borrowings, and increasing our borrowing costs.

The Company has a universal shelf registration statement, which was filed with the SEC in February  2015, which allows for the potential future offer and sale by us, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities, and other securities specified therein at indeterminate prices.  The Company’s Board of Directors has authorized the Company to issue up to $500,000 of our common stock, preferred stock, debt securities, and other securities specified therein under this universal shelf registration statement.  The Company has not issued any securities to date under this universal shelf registration statement.  This registration statement expires in February 2018, and we intend to file a new three-year universal shelf registration statement.

In addition, we have a shelf registration statement, which was filed with the SEC on February 27, 2015, to permit the offering from time to time of an aggregate of $500,000 of our common stock and shares of preferred stock in connection with acquisitions.  During 2016, we issued 439,943 shares of common stock totaling $12,845 to acquire a water system.  The balance remaining available for use under the acquisition shelf registration as of December 31, 2017 is $487,155.

We will determine the form and terms of any securities issued under the universal shelf registration statement and the acquisition shelf registration statement at the time of issuance.

We offer a Dividend Reinvestment and Direct Stock Purchase Plan (the “Plan”) that provides a convenient and economical way to purchase shares of the Company.  Under the direct stock purchase portion of the Plan, shares are issued throughout the year.  The dividend reinvestment portion of the Plan offers a five percent discount on the purchase of shares of common stock with reinvested dividends.  As of the December 2017  dividend payment, holders of 9.9% of the common shares outstanding participated in the dividend reinvestment portion of the Plan.  The shares issued under the Plan are either original issue shares or shares purchased by the Company’s transfer agent in the open-market.  During the past five years, we have sold 551,788 original issue shares of common stock for net proceeds of $13,625 through the dividend reinvestment portion of the Plan, and we used the proceeds to invest in our operating subsidiaries, to repay short-term debt, and for general corporate purposes.  In 2017, 2016, and 2015, 447,753, 484,645,  and 535,439 shares of common stock were purchased under the dividend reinvestment portion of the Plan by the Company’s transfer agent in the open-market for $15,168,  $14,916,  and $14,380, respectively.

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

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2017:

		Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$2,143,127	$113,769	$189,025	$121,966	$1,718,367
Interest on fixed-rate, long-term debt (1)	1,366,407	77,497	148,277	131,248	1,009,385
Operating leases (2)	20,080	1,919	2,957	2,148	13,056
Unconditional purchase obligations (3)	31,510	4,853	8,989	8,024	9,644
Other purchase obligations (4)	63,064	63,064	-	-	-
Pension plan obligation (5)	12,484	12,484	-	-	-
Other obligations (6)	11,932	1,156	2,035	2,118	6,623
Total	$3,648,604	$274,742	$351,283	$265,504	$2,757,075

(1)	Represents interest payable on fixed rate, long-term debt. Amounts reported may differ from actual due to future refinancing of debt.

(2)	Represents operating leases that are noncancelable, before expiration, for the lease of motor vehicles, buildings, land and other equipment.

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

In addition to these obligations, we pay refunds on customers’ advances for construction over a specific period of time based on operating revenues related to developer-installed water mains or as new customers are connected to and take service from such mains.  After all refunds are paid, any remaining balance is transferred to contributions in aid of construction.  The refund amounts are not included in the above table because the refund amounts and timing are dependent upon several variables, including new customer connections, customer consumption levels and future rate increases, which cannot be accurately estimated.  Portions of these refund amounts are payable annually through 2027 and amounts not paid by the contract expiration dates become non-refundable.

In addition to the obligations disclosed in the contractual obligations table above, we have uncertain tax positions of $17,583.  Although we believe our tax positions comply with applicable law, we have made judgments as to the sustainability of each uncertain tax position based on its technical merits.  Due to the uncertainty of future cash outflows, if any, associated with our uncertain tax positions, we are unable to make a reasonable estimate of the timing or amounts that may be paid.  See Note 7 – Income Taxes in this Annual Report for further information on our uncertain tax positions.

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

Capitalization

The following table summarizes our capitalization during the past five years:

December 31,	2017	2016	2015	2014	2013
Long-term debt (1)	52.3%	50.8%	50.8%	49.4%	50.3%
Aqua America stockholders' equity	47.7%	49.2%	49.2%	50.6%	49.7%
	100.0%	100.0%	100.0%	100.0%	100.0%

(1)

Includes current portion, as well as our borrowings under a variable rate revolving credit agreement of $60,000 at December 31, 2017, $25,000 at December 31, 2016, $60,000 at December 31, 2015, $72,000 at December 31, 2014, and $0 at December 31, 2013.

Over the past five years, the changes in the capitalization ratios primarily resulted from the issuance of debt to finance our acquisitions and capital program, growth in net income, the issuance of common stock, and the declaration of dividends.

INCOME TAX MATTERS

Tax Cuts and Jobs Act of 2017

On December 22, 2017, President Trump signed the TCJA into law.  Substantially all of the provisions of the TCJA are effective for tax years beginning after December 31, 2017, except as noted below.  The TCJA includes significant changes to the Code and the taxation of business entities, and includes specific provisions related to regulated public utilities.  Significant changes include a reduction in the corporate federal income tax rate from 35% to 21%, and a  limitation on the utilization of NOLs arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward.  The specific provisions related to regulated public utilities in the TCJA generally allow for the continued deductibility of interest expense, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017 and the continuation of certain rate normalization requirements for accelerated depreciation benefits.  Our market-based companies still qualify for 100% deductibility of qualifying property acquired after September 27, 2017.

The Company’s regulated operations accounting for income taxes are impacted by the FASB’s accounting guidance for regulated operations.  Reductions in accumulated deferred income tax balances due to the reduction in the corporate income tax rates to 21% under the provisions of the TCJA results in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates.  The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits.  Potential refunds of other deferred taxes will be determined by our state regulators.  Our state regulatory commissions have or are in the process of issuing procedural orders directing how the tax law changes are to be reflected in our utility customer rates.  In addition, we have two rate cases currently in progress in two states in which TCJA is expected to be addressed in the new base rates.  The December 31, 2017 consolidated balance sheet reflects the impact of the TCJA on our regulatory assets and liabilities, which reduced our regulatory assets by $357,262 and increased our regulatory liabilities by $303,320.  These adjustments had no impact on our 2017 cash flows.

As of December 31, 2017, resulting from the TCJA enactment, our deferred income tax assets and liabilities were revalued based upon the new corporate income tax rate of 21%.  The revaluation of our deferred income tax assets and liabilities resulted in the recognition of additional income tax expense of $3,141 to the extent revalued deferred income taxes are not believed to be recoverable in utility customer rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial condition and results of operations are impacted by the methods, assumptions, and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to our financial condition or results of operations, and require estimates or other judgments of matters of uncertainty.  Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the financial statements.  We believe our most critical accounting policies include revenue recognition, the use of regulatory assets and liabilities, the valuation of our long-lived assets (which consist primarily of utility plant in service, regulatory assets, and goodwill) our accounting for post-retirement benefits, and our accounting for income taxes.  We have discussed the selection and development of our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

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

We test the goodwill attributable for each of our reporting units for impairment at least annually on July 31, or more often, if circumstances indicate a possible impairment may exist.  When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and entity specific events, for some or all of our reporting units to determine whether it’s more likely than not that the fair value of a reporting unit is less than its carrying amount.  Alternatively, based on our assessment of the qualitative factors previously noted, we may perform a quantitative goodwill impairment test by determining the fair value of a reporting unit based on a discounted cash flow analysis.  If we perform a quantitative test and determine that the fair value of a reporting unit is less than its carrying amount, we would record an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.  The assessment requires significant management judgment and estimates that are based on budgets, general strategic business plans, historical trends and other data and relevant factors.  If changes in circumstances or events occur, or estimates and assumptions that were used in our impairment test change, we may be required to record an impairment charge for goodwill.  Refer to Note 1 – Summary of Significant Accounting Policies – Goodwill in this Annual Report for information regarding the results of our annual impairment test.

Accounting for Post-Retirement Benefits ─ We maintain a qualified and a non-qualified defined benefit pension plan and plans that provide for post-retirement benefits other than pensions.  Accounting for pension and other post-retirement benefits requires an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by our employees, mortality, turnover and medical costs.  Each assumption is reviewed annually with assistance from our actuarial consultant, who provides guidance in establishing the assumptions.  The assumptions are selected to represent the average expected experience over time and may differ in any one year from actual experience due to changes in capital markets and the overall economy.  These differences will impact the amount of pension and other post-retirement benefits expense that we recognize.

Our discount rate assumption, which is used to calculate the present value of the projected benefit payments of our post-retirement benefits, was determined by selecting a hypothetical portfolio of high quality corporate bonds appropriate to match the projected benefit payments of the plans.  The selected bond portfolio was derived from a universe of Aa-graded corporate bonds, all of which were noncallable (or callable with make-whole provisions), and have at least $50,000 in outstanding value.  The discount rate was then developed as the rate that equates the market value of the bonds purchased to the discounted value of the projected benefit payments of the plans.  A decrease in the discount rate would increase our post-retirement benefits expense and benefit obligation.  After reviewing the hypothetical portfolio of bonds, we selected a discount rate of 3.66% for our pension plan and 3.73% for our other post-retirement benefit plans as of December 31, 2017, which represent a 47 and 52 basis-point decrease as compared to the discount rates selected at December 31, 2016, respectively.  Our post-retirement benefits expense under these plans is determined using the discount rate as of the beginning of the year, which was 4.13% for our pension plan and 4.25% for our other-postretirement benefit plans for 2017, and will be 3.66% for our pension plan and 3.73% for our other post-retirement benefit plans for 2018.

Our expected return on plan assets is determined by evaluating the asset class return expectations with our advisors as well as actual, long-term, historical results of our asset returns.  The Company’s market-related value of plan assets is equal to the fair value of the plans’ assets as of the last day of its fiscal year, and is a determinant for the expected return on plan assets, which is a component of post-retirement benefits expense.  The allocation of our plans’ assets impacts our expected return on plan assets.  In 2017, we changed the targeted allocation of the plans’ assets to reflect 50% to 70% return seeking assets, and 30% to 50% liability hedging assets, which replaced the former targeted allocation of 25% to 75% domestic equities, 0% to 10% international equities, 25% to 50% fixed income, 0% to 5% alternative investments, and 0% to 20% cash and cash equivalents.  Our post-retirement benefits expense increases as the expected return on plan assets decreases.  We believe that our actual long-term asset allocations on average will approximate our targeted allocations.  Our targeted allocations are driven by our investment strategy to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories.  For 2017, we used a 7.00% expected return on plan assets assumption which will decrease to 6.75% for 2018.

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements.  In accordance with funding rules and our funding policy, during 2018 our pension contribution is expected to be $12,484.  Future years’ contributions will be subject to economic conditions, plan participant data and the funding rules in effect at such time as the funding calculations are performed, though we expect future changes in the amount of contributions and expense recognized to be generally included in customer rates.

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

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices.  The exposure to changes in interest rates is a result of financings through the issuance of fixed rate long-term debt.  Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital.  Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates, and short-term debt, which is at floating interest rates.  As of December 31, 2017, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for long-term debt are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$113,769	$144,622	$44,403	$36,811	$25,155	$1,718,367	$2,083,127	$2,202,785
Variable rate	-	-	-	60,000	-	-	60,000	60,000
Total	$113,769	$144,622	$44,403	$96,811	$25,155	$1,718,367	$2,143,127	$2,262,785
Weighted average interest rate*	4.36%	4.09%	5.06%	3.40%	4.95%	3.66%

*Weighted average interest rate of 2021 long-term debt maturity is as follows:  fixed rate debt of 4.36% and variable rate debt of 2.20%.

From time to time, we make investments in marketable equity securities.  As a result, we are exposed to the risk of changes in equity prices for the “available-for-sale” marketable equity securities.  As of December 31, 2017,  we have assets of, in thousands of dollars, $21,776 that are classified as “available-for-sale” securities to fund our deferred compensation and non-qualified pension plan liabilities.  The market risk of the deferred compensation plan assets are borne by the participants in the deferred compensation plan.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Aqua America, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets and statements of capitalization of Aqua America Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of net income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of condensed parent company financial statements for each of the three years in the period ended December 31, 2017 appearing under Item 15 (collectively referred to as the “consolidated financial statements”).    We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016,  and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 28, 2018

We have served as the Company’s auditor since 2000.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

	December 31,
	2017	2016
Assets
Property, plant and equipment, at cost	$7,003,993	$6,509,117
Less: accumulated depreciation	1,604,133	1,507,502
Net property, plant and equipment	5,399,860	5,001,615

Current assets:
Cash and cash equivalents	4,204	3,763
Accounts receivable and unbilled revenues, net	98,596	97,394
Inventory, materials and supplies	14,361	12,961
Prepayments and other current assets	12,542	12,804
Assets held for sale	1,543	1,728
Total current assets	131,246	128,650

Regulatory assets	713,971	948,647
Deferred charges and other assets, net	38,485	30,845
Investment in joint venture	6,671	7,026
Goodwill	42,230	42,208
Total assets	$6,332,463	$6,158,991
Liabilities and Equity
Aqua America stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 180,700,251 and 180,311,345 in 2017 and 2016	$90,350	$90,155
Capital in excess of par value	807,135	797,513
Retained earnings	1,132,556	1,032,844
Treasury stock, at cost, 2,986,308 and 2,916,969 shares in 2017 and 2016	(73,280)	(71,113)
Accumulated other comprehensive income	860	669
Total stockholders' equity	1,957,621	1,850,068

Long-term debt, excluding current portion	2,029,358	1,759,962
Less: debt issuance costs	21,605	22,357
Long-term debt, excluding current portion, net of debt issuance costs	2,007,753	1,737,605
Commitments and contingencies (See Note 9)

Current liabilities:
Current portion of long-term debt	113,769	150,671
Loans payable	3,650	6,535
Accounts payable	59,165	47,256
Book overdraft	21,629	12,616
Accrued interest	21,359	18,367
Accrued taxes	23,764	25,607
Other accrued liabilities	41,152	40,484
Total current liabilities	284,488	301,536

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	769,073	1,269,253
Customers' advances for construction	93,186	91,843
Regulatory liabilities	541,910	250,635
Other	107,341	115,583
Total deferred credits and other liabilities	1,511,510	1,727,314

Contributions in aid of construction	571,091	542,468
Total liabilities and equity	$6,332,463	$6,158,991

See accompanying notes to consolidated financial statements.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands of dollars)

	Years ended December 31,
	2017	2016	2015
Operating revenues	$809,525	$819,875	$814,204

Operating expenses:
Operations and maintenance	287,206	304,897	309,310
Depreciation	136,302	130,987	125,290
Amortization	422	2,021	3,447
Taxes other than income taxes	56,628	56,385	55,057
Total operating expenses	480,558	494,290	493,104

Operating income	328,967	325,585	321,100
Other expense (income):
Interest expense, net	88,341	80,594	76,536
Allowance for funds used during construction	(15,211)	(8,815)	(6,219)
Gain on sale of other assets	(484)	(378)	(468)
Gain on extinguishment of debt	-	-	(678)
Equity (earnings) loss in joint venture	(331)	(976)	35,177
Income before income taxes	256,652	255,160	216,752
Provision for income taxes	16,914	20,978	14,962
Net income	$239,738	$234,182	$201,790

Net income per common share:
Basic	$1.35	$1.32	$1.14
Diluted	$1.35	$1.32	$1.14

Average common shares outstanding during the period:
Basic	177,612	177,273	176,788
Diluted	178,175	177,846	177,517

Cash dividends declared per common share	$0.7920	$0.7386	$0.6860

See accompanying notes to consolidated financial statements.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

	Years ended December 31,
	2017	2016	2015
Net income	$239,738	$234,182	$201,790
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on investments, net of tax expense (benefit) of $102, $21, and $(53) for the years ended December 31, 2017, 2016, and 2015, respectively	191	39	(101)
Reclassification of gain on sale of investment to net income, net of tax expense of $30 for the twelve months ended December 31, 2016 (1)	-	(57)	-
Comprehensive income	$239,929	$234,164	$201,689

See accompanying notes to consolidated financial statements.

(1) Amount of pre-tax gain of $87 reclassified from accumulated other comprehensive income to gain on sale of other assets on the consolidated statement of net income for the year ended December 31, 2016.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

		December 31,
		2017	2016
Aqua America stockholders' equity:
Common stock, $.50 par value		$90,350	$90,155
Capital in excess of par value		807,135	797,513
Retained earnings		1,132,556	1,032,844
Treasury stock, at cost		(73,280)	(71,113)
Accumulated other comprehensive income		860	669
Total stockholders' equity		1,957,621	1,850,068

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	4,196	4,661
1.00% to 1.99%	2019 to 2035	12,914	15,539
2.00% to 2.99%	2019 to 2033	19,254	19,668
3.00% to 3.99%	2019 to 2056	475,232	381,944
4.00% to 4.99%	2020 to 2057	631,599	487,318
5.00% to 5.99%	2019 to 2043	205,578	213,078
6.00% to 6.99%	2018 to 2036	44,000	52,985
7.00% to 7.99%	2022 to 2027	32,335	33,066
8.00% to 8.99%	2021 to 2025	6,092	6,565
9.00% to 9.99%	2018 to 2026	25,700	26,400
10.00% to 10.99%	2018	6,000	6,000
		1,462,900	1,247,224
Notes payable to bank under revolving credit agreement, variable rate, due 2021		60,000	25,000
Unsecured notes payable:
Bank notes at 1.975% and 2.48% due 2018 and 2019		100,000	100,000
Notes at 3.01% and 3.59% due 2027 and 2041		245,000	245,000
Notes ranging from 4.62% to 4.87%, due 2018 through 2024		122,800	133,600
Notes ranging from 5.20% to 5.95%, due 2018 through 2037		152,427	159,809
Total long-term debt		2,143,127	1,910,633

Current portion of long-term debt		113,769	150,671
Long-term debt, excluding current portion		2,029,358	1,759,962
Less: debt issuance costs		21,605	22,357
Long-term debt, excluding current portion, net of debt issuance costs		2,007,753	1,737,605

Total capitalization		$3,965,374	$3,587,673

See accompanying notes to consolidated financial statements.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

	Common stock	Capital in excess of par value	Retained earnings	Treasury stock	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance at December 31, 2014	$89,296	$758,145	$849,952	$(42,838)	$788	$40	$1,655,383
Net income	-	-	201,790	-	-	-	201,790
Other comprehensive loss, net of income tax benefit of $53	-	-	-	-	(101)	-	(101)
Dividends	-	-	(121,248)	-	-	-	(121,248)
Sale of stock (26,295 shares)	13	664	-	-	-	-	677
Repurchase of stock (981,585 shares)	-	-	-	(25,247)	-	-	(25,247)
Equity compensation plan (321,402 shares)	161	(161)	-	-	-	-	-
Exercise of stock options (424,709 shares)	212	7,328	-	-	-	-	7,540
Stock-based compensation	-	5,860	(433)	-	-	-	5,427
Employee stock plan tax benefits	-	2,602	-	-	-	-	2,602
Other	-	(853)	-	-	-	(40)	(893)
Balance at December 31, 2015	89,682	773,585	930,061	(68,085)	687	-	1,725,930
Net income	-	-	234,182	-	-	-	234,182
Other comprehensive loss, net of income tax benefit of $9	-	-	-	-	(18)	-	(18)
Dividends	-	-	(130,923)	-	-	-	(130,923)
Stock issued for acquisition (439,943 shares)	220	12,625	-	-	-	-	12,845
Sale of stock (47,478 shares)	24	1,364	-		-	-	1,388
Repurchase of stock (97,400 shares)	-	-	-	(3,028)	-	-	(3,028)
Equity compensation plan (231,502 shares)	115	(115)	-	-	-	-	-
Exercise of stock options (228,762 shares)	114	4,146	-	-	-	-	4,260
Stock-based compensation	-	5,390	(476)	-	-	-	4,914
Employee stock plan tax benefits	-	1,329	-	-	-	-	1,329
Other	-	(811)	-	-	-	-	(811)
Balance at December 31, 2016	90,155	797,513	1,032,844	(71,113)	669	-	1,850,068
Net income	-	-	239,738	-	-	-	239,738
Other comprehensive income, net of income tax of $102	-	-	-	-	191	-	191
Dividends	-	-	(140,660)	-	-	-	(140,660)
Sale of stock (45,121 shares)	23	1,430	-	-	-	-	1,453
Repurchase of stock (69,339 shares)	-	-	-	(2,167)	-	-	(2,167)
Equity compensation plan (169,258 shares)	85	(85)	-	-	-	-	-
Exercise of stock options (174,527 shares)	87	2,786	-	-	-	-	2,873
Stock-based compensation	-	6,342	(348)	-	-	-	5,994
Cumulative effect of change in accounting principle - windfall tax benefit	-	-	982	-	-	-	982
Other	-	(851)	-	-	-	-	(851)
Balance at December 31, 2017	$90,350	$807,135	$1,132,556	$(73,280)	$860	$-	$1,957,621

See accompanying notes to consolidated financial statements.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$239,738	$234,182	$201,790
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	136,724	133,008	128,737
Deferred income taxes	13,780	17,250	16,506
Provision for doubtful accounts	4,986	5,505	5,765
Stock-based compensation	6,342	5,390	5,860
(Gain) loss on sale of utility system and market-based business unit	774	(744)	-
Gain on sale of other assets	(484)	(378)	(468)
Gain on extinguishment of debt	-	-	(678)
Equity (earnings) loss in joint venture	(331)	(976)	35,177
Net change in receivables, inventory and prepayments	(6,458)	(3,974)	(6,520)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(763)	4,756	(3,469)
Pension and other postretirement benefits contributions	(16,240)	(9,505)	(16,184)
Other	3,250	11,649	4,278
Net cash flows from operating activities	381,318	396,163	370,794
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $3,578, $2,220, and $1,598	(478,089)	(382,996)	(364,689)
Acquisitions of utility systems and other, net	(5,860)	(9,423)	(28,989)
Release of funds previously restricted for construction activity	-	-	47
Net proceeds from the sale of utility systems and other assets	1,342	7,746	648
Other	2,223	1,464	(1,079)
Net cash flows used in investing activities	(480,384)	(383,209)	(394,062)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	7,312	7,263	5,904
Repayments of customers' advances	(6,536)	(3,763)	(3,977)
Net repayments of short-term debt	(2,885)	(10,186)	(1,677)
Proceeds from long-term debt	591,024	503,586	560,544
Repayments of long-term debt	(359,068)	(373,087)	(400,407)
Change in cash overdraft position	9,012	(8,076)	(739)
Proceeds from issuing common stock	1,453	1,388	677
Proceeds from exercised stock options	2,873	4,260	7,540
Share-based compensation windfall tax benefits	-	1,332	1,842
Repurchase of common stock	(2,167)	(3,028)	(25,247)
Dividends paid on common stock	(140,660)	(130,923)	(121,248)
Other	(851)	(1,186)	(853)
Net cash flows (used in) from financing activities	99,507	(12,420)	22,359
Net increase (decrease) in cash and cash equivalents	441	534	(909)
Cash and cash equivalents at beginning of year	3,763	3,229	4,138
Cash and cash equivalents at end of year	$4,204	$3,763	$3,229
Cash paid during the year for:
Interest, net of amounts capitalized	$81,771	$72,662	$74,724
Income taxes	3,177	2,739	6,902
Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid	$45,385	$35,145	$25,612
Non-cash customer advances for construction	39,220	26,234	27,992

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

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands of dollars, except per share amounts)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations ─ Aqua America, Inc. (“Aqua America,” the “Company,” “we,” “our”, or “us”) is the holding company for regulated utilities providing water or wastewater services concentrated in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia.  Our largest operating subsidiary is Aqua Pennsylvania, Inc., which accounted for approximately 52% of our operating revenues and approximately 74% of our net income for 2017.  As of December 31, 2017, Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of people we serve.  Aqua Pennsylvania’s service territory is located in the suburban areas north and west of the City of Philadelphia and in 27 other counties in Pennsylvania.  The Company’s other regulated utility subsidiaries provide similar services in seven other states.    In addition, the Company’s market-based activities are conducted through Aqua Infrastructure LLC and Aqua Resources, Inc.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.  Aqua Resources provides water and wastewater services through two operating and maintenance contracts with municipal authorities close to our utility companies’ service territory; and offers, through a third party, water and wastewater line repair service and protection solutions to households.  In 2017, we completed the sale of business units that are reported within the Company’s market-based subsidiary, Aqua Resources, which installed and tested devices that prevent the contamination of potable water and repaired water and wastewater systems, and repaired and performed maintenance on water and wastewater systems.  Additionally, during 2016 we completed the sale of business units within Aqua Resources, which were reported as assets held for sale in the Company’s consolidated balance sheets, which provided liquid waste hauling and disposal services, and inspection, and cleaning and repair of storm and sanitary wastewater lines.

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

Regulation ─ Most of the operating companies that are regulated public utilities are subject to regulation by the utility commissions of the states in which they operate.  The respective utility commissions have jurisdiction with respect to rates, service, accounting procedures, issuance of securities, acquisitions and other matters.  Some of the operating companies that are regulated public utilities are subject to rate regulation by county or city government.  Regulated public utilities follow the Financial Accounting Standards Board’s (“FASB”) accounting guidance for regulated operations, which provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates.  The regulatory assets or liabilities are then relieved as the cost or credit is reflected in rates.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Basis of Presentation – The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.  Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated statements of cash flows:

•	pension and other postretirement benefit contributions; and
•

as a result of the adoption in 2017 of the FASB’s accounting guidance on the classification of certain cash receipts and cash payments, the presentation of debt extinguishment costs (refer to Note 1 – Summary of Significant Accounting Policies, Recent Accounting Pronouncements).

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation:

•	in the consolidated balance sheets for the presentation of book overdraft, and
•

in Note 17 – Segment Information of total assets for Other and Eliminations for the reclassification of regulatory assets previously reflected within Other and Eliminations that are now presented with the Regulated segment.

Recognition of Revenues ─ Revenues in our Regulated segment principally include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the latest billing to the end of the accounting period.  In addition, the Company’s market-based subsidiary Aqua Resources recognizes revenues when services are performed and Aqua Infrastructure recognizes revenues when services are performed.  The Company’s market-based subsidiaries recognized revenues of $4,798 in 2017, $20,091 in 2016, and $34,909 in 2015.

Property, Plant and Equipment and Depreciation ─ Property, plant and equipment consist primarily of utility plant.  The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overheads, and for additions meeting certain criteria, allowance for funds used during construction.  Water systems acquired are typically recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation.  The difference between the estimated original cost, less applicable accumulated depreciation, and the purchase price is recorded as goodwill, or as an acquisition adjustment within utility plant as permitted by the applicable regulatory jurisdiction.  At December 31, 2017, utility plant includes a net credit acquisition adjustment of $24,550, which is generally being amortized from 2 to 59 years.  Amortization of the acquisition adjustments totaled $2,774 in 2017, $2,223 in 2016, and $2,556 in 2015.

Utility expenditures for maintenance and repairs, including major maintenance projects and minor renewals and betterments, are charged to operating expenses when incurred in accordance with the system of accounts prescribed by the utility commissions of the states in which the company operates.  The cost of new units of property and betterments are capitalized.  Utility expenditures for water main cleaning and relining of pipes are deferred and recorded in net property, plant and equipment in accordance with the FASB’s accounting guidance for regulated operations.  As of December 31, 2017, $16,430 of these costs have been incurred since the last respective rate proceeding and the Company expects to recover these costs in future rates.

The cost of software upgrades and enhancements are capitalized if they result in added functionality, which enables the software to perform tasks it was previously incapable of performing.  Information technology costs associated with major system installations, conversions and improvements, such as software training, data conversion and business process reengineering costs, are deferred as a regulatory asset if the Company expects to recover these costs in future rates.  If these costs are not deferred, then these costs are charged to operating expenses when incurred.  As of December 31, 2017, $34,775 of these costs have been deferred since the last respective rate proceeding as a regulatory asset, and the deferral is reported as a component of net property, plant and equipment.

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

Allowance for Funds Used During Construction ─ The allowance for funds used during construction (“AFUDC”) represents the capitalized cost of funds used to finance the construction of utility plant.  In general, AFUDC is applied to construction projects requiring more than one month to complete.  No AFUDC is applied to projects funded by customer advances for construction, contributions in aid of construction, or applicable state-revolving fund loans.  AFUDC includes the net cost of borrowed funds and a rate of return on other funds when used, and is recovered through water rates as the utility plant is depreciated.  The amount of AFUDC related to equity funds in 2017 was $11,633,  2016 was $6,561,  and 2015 was $4,621.  No interest was capitalized by our market-based businesses.

Cash and Cash Equivalents ─ The Company considers all highly liquid investments with an original maturity of three months or less, which are not restricted for construction activity, to be cash equivalents.

The Company had a book overdraft, which represents transactions that have not cleared the bank accounts at the end of the period, for specific disbursement cash accounts of $21,629 and $12,616 at December 31, 2017 and 2016, respectively.  The Company transfers cash on an as-needed basis to fund these items as they clear the bank in subsequent periods.  The balance of the book overdraft is reported as book overdraft and the change in the book overdraft balance is reported as cash flows from financing activities, due to our ability to fund the overdraft with the Company’s credit facility.

Funds Restricted for Construction Activity ─ The proceeds received from specific financings for construction and capital improvement of utility facilities are held in escrow until the designated expenditures are incurred.  These amounts are reported as funds restricted for construction activity and are expected to be released over time as the capital projects are funded.  As of December 31, 2017 and 2016, the Company did not have any funds restricted for construction activity.

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

Regulatory Assets, Deferred Charges and Other Assets ─ Deferred charges and other assets consist primarily of assets held to compensate employees in the future who participate in the Company’s deferred compensation plan and other costs.  Other costs, for which the Company has received or expects to receive prospective rate recovery, are deferred as a regulatory asset and amortized over the period of rate recovery in accordance with the FASB’s accounting guidance for regulated operations.  See Note – 6 Regulatory Assets and Liabilities for further information regarding the Company’s regulatory assets.

Marketable equity securities are carried on the balance sheet at fair market value, and changes in fair value are included in other comprehensive income.

Investment in Joint Venture – The Company uses the equity method of accounting to account for our 49% investment in a joint venture with a firm in the natural gas industry for the construction and operation of a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale in north-central Pennsylvania, which commenced operations in 2012.  Our initial investment is carried at cost.  Subsequently, the carrying amount of our investment is adjusted to reflect capital contributions or distributions, and our equity in earnings or losses since the commencement of the system’s operations, as well as a decline in the fair value of our investment.  Our share of equity earnings or losses in the joint venture is reported in the consolidated statements of net income as equity (earnings) losses in joint venture.  During 2017 and 2016 we received distributions of $686 and $1,666, respectively.  For our equity method investment in joint venture, the Company evaluates whether it has experienced a decline in the value of its investment that is other than temporary in nature.  We would recognize an impairment loss if the fair value of our investment is less than the carrying amount of the investment, and the decline in value is considered other than temporary.  Additionally, the Company would recognize its share of an impairment loss if the joint venture determines that the carrying amount of the joint venture’s assets exceeds the sum of the joint venture’s undiscounted estimated cash flows.

During 2015, the joint venture experienced the following events:

•	a decline in natural gas prices, in 2015,
•	a distinguishable reduction in the volume of water sales by the joint venture which led to a lowered forecast in 2015 on future water sales volumes by the joint venture, and
•	changes in the natural gas industry and market conditions.

At the time, these market conditions were largely associated with natural gas prices, which sharply declined in 2015 and this downturn no longer appeared temporary and instead was expected to be a long-term condition.  It was then determined that the carrying amount of the joint venture’s long-lived assets exceeded the sum of the joint venture’s undiscounted estimated cash flows, which resulted in the recognition of a noncash impairment charge of $32,975 ($21,433 after-tax) in 2015, representing the Company’s share of the impairment charge.  The impairment charge, on a pre-tax basis, is reported as equity loss in joint venture on the Company’s consolidated statements of income.  The amount of the impairment charge recognized by the joint venture is equal to the difference between the carrying value and the fair value of the long-lived assets.  Fair value is estimated to be the present value of the future net cash flows associated with the assets, discounted using a rate commensurate with the risk and remaining life of the assets.

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Goodwill ─ Goodwill represents the excess cost over the fair value of net tangible and identifiable intangible assets acquired through acquisitions.  Goodwill is not amortized but is tested for impairment annually, or more often, if circumstances indicate a possible impairment may exist.  When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and entity specific events, for some or all of our reporting units to determine whether it’s more likely than not that the fair value of a reporting unit is less than its carrying amount.  Alternatively, based on our assessment of the qualitative factors previously noted, we may perform a quantitative goodwill impairment test by determining the fair value of a reporting unit based on a discounted cash flow analysis.  If we perform a quantitative test and determine that the fair value of a reporting unit is less than its carrying amount, we would record an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.  The Company tested the goodwill attributable for each of our reporting units for impairment as of July 31, 2017, and concluded that the estimated fair value of each reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount, indicating that none of the Company’s goodwill was impaired.  The following table summarizes the changes in the Company’s goodwill:

	Regulated Segment	Other	Consolidated
Balance at December 31, 2015	$27,246	$6,620	$33,866
Goodwill acquired during year	10,378	-	10,378
Reclassifications to utility plant acquisition adjustment	(98)	-	(98)
Disposition	(159)	(1,232)	(1,391)
Classified as assets held for sale		(547)	(547)
Balance at December 31, 2016	37,367	4,841	42,208
Goodwill acquired during year	72	-	72
Reclassifications to utility plant acquisition adjustment	(50)	-	(50)
Balance at December 31, 2017	$37,389	$4,841	$42,230

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

Stock-Based Compensation ─ The Company records compensation expense in the financial statements for stock-based awards based on the grant date fair value of those awards.  Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on either a straight-line basis, or the graded vesting method, which is generally commensurate with the vesting term.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  Additionally, assets that are measured at fair value using the net asset value (“NAV”) per share practical expedient are not classified in the fair value hierarchy.   There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the years ended December 31, 2017 and 2016.

Recent Accounting Pronouncements ─  In March 2017, the FASB issued updated accounting guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost).  Historically, net benefit cost is reported as an employee cost within operating income, net of amounts capitalized.  The guidance requires the bifurcation of net benefit cost.  The service cost component will be presented with other employee compensation costs in operating income and the other components of net benefit cost will be reported separately outside of operating income, and will not be eligible for capitalization.  The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period, and is to be applied retrospectively for the presentation of the service cost component and the other components of net benefit cost, and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  On January 1, 2018, the Company adopted the updated guidance, which did not have a material impact on its results of operations or financial position.

In January 2017, the FASB issued updated accounting guidance that eliminates step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment.  A goodwill impairment loss will instead be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.  The guidance will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017.  The Company elected to early adopt the provisions of the updated guidance, for its annual impairment valuation performed in the third quarter of 2017, and the provisions of the updated guidance did not have an impact on its results of operations or financial position.

In August 2016, the FASB issued updated accounting guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company has elected to early adopt the provisions of the updated guidance, which resulted in the reclassification of $375 debt extinguishment costs for 2016, from cash flows from operating to financing activities to conform to the new classification.

In March 2016, the FASB issued updated accounting guidance on simplifying the accounting for share-based payments, which includes several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance was effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption available. On January 1, 2017, the Company adopted the updated guidance, prospectively, and recognized a previously unrecognized windfall tax benefit for stock-based compensation of $982, associated with the Company’s 2012 Federal net operating loss, which was recorded as an adjustment to deferred income taxes and retained earnings (refer to the presentation of “cumulative effect of change in accounting principle – windfall tax benefit” on the Company’s Consolidated Statement of Equity). Additionally, income tax benefits in excess of compensation costs or tax deficiencies for share-based compensation are now recorded to our income tax provision, instead of historically to stockholder’s equity, which impacts our effective tax rate. Lastly, all tax-related cash flows resulting from share-based payments are reported prospectively as operating activities on the statement of cash flows, a change from the historical requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities.

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

In January 2016, the FASB issued updated accounting guidance on the recognition and measurement of financial assets and financial liabilities, which amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income.  The updated guidance is effective for interim and annual periods beginning after December 31, 2017.  On January 1, 2018, the Company adopted the updated guidance, which did not have a material impact on its results of operations or financial position.

In May 2014, the FASB issued updated accounting guidance on recognizing revenue from contracts with customers, which outlines a single comprehensive model that an entity will apply to determine the measurement of revenue and timing of recognition.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  The updated guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  The updated guidance is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the updated guidance in each prior reporting period, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the updated guidance recognized through retained earnings at the date of adoption.  In 2016, the Company performed an evaluation of the requirements of the updated guidance and believes that the impact of adoption will not result in a material change in the Company’s measurement of revenue.  In 2017, the American Institute of Certified Public Accountants (“AICPA”) power and utility entities revenue recognition task force determined that contributions in aid of construction are not in the scope of the new standard, and submitted its recommendation to the AICPA’s revenue recognition working group for approval.  The Company implemented the updated guidance using the modified retrospective approach on January 1, 2018, which did not result in a change in the Company’s measurement of revenue, and reached the following conclusions:

•

The Company’s tariff sale contracts, including those with lower credit quality customers, are generally deemed to be probable of collection, and thus the timing of revenue recognition will continue to be concurrent with the delivery of water and wastewater services, consistent with our current practice.

•	Contributions in aid of construction are outside of the scope of the standard, and will continue to be accounted for as a noncurrent liability.

Note 2 – Acquisitions

As part of the Company’s growth-through-acquisition strategy, the Company has entered into purchase agreements to acquire the water or wastewater utility system assets of six municipalities for a total combined purchase price in cash of $150,700.  The purchase price for these pending acquisitions is subject to certain adjustments at closing, and the pending acquisitions are subject to regulatory approvals, including the final determination of the fair value of the rate base acquired.  Closings for these acquisitions are expected to occur by the end of 2018, which is subject to the timing of the regulatory approval process.  These acquisitions are expected to add approximately 16,325 customers in two of the states in which the Company operates.

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Pursuant to the Company’s growth-through-acquisition strategy, the Company completed the following acquisitions:

In 2017, the Company completed four acquisitions of water and wastewater utility systems in two states adding 1,003 customers.  The total purchase price of these utility systems consisted of $5,860 in cash, which resulted in $72 of goodwill being recorded.  The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for the utility systems acquired in 2017 are $461.  The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

In January 2016, the Company acquired Superior Water Company, Inc., which provides public water service to 4,108 customers in portions of Berks, Chester, and Montgomery counties in Pennsylvania. The total purchase price for the utility system was $16,750, which consisted of the issuance of 439,943 shares of the Company’s common stock and $3,905 in cash. The purchase price allocation for this acquisition consisted primarily of acquired property, plant and equipment of $25,167, contributions in aid of construction of $16,565, and goodwill of $8,622. Additionally, during 2016, the Company completed 18 acquisitions of water and wastewater utility systems in various states adding 2,469 customers.  The total purchase price of these utility systems consisted of $5,518 in cash.  The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for the utility systems acquired were $4,896 in 2017 and $3,809 in 2016.  The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

In April 2015, the Company acquired the water and wastewater utility system assets of North Maine Utilities, located in the Village of Glenview, Illinois serving approximately 7,400 customers.  The total purchase price consisted of $23,079 in cash.  The purchase price allocation for this acquisition consists primarily of acquired property, plant and equipment.  Additionally, in 2015, the Company completed 14 acquisitions of water and wastewater utility systems in various states adding 3,170 customers.  The total purchase price of these utility systems consisted of $5,210 in cash.  The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for the utility systems acquired were $10,868 in 2017, $10,708 in 2016, and $6,662 in 2015.  The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

Note 3 –Dispositions

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

Dispositions Completed in 2017 and 2016

In the second quarter of 2016, the Company decided to market for sale two business units that are reported within the Company’s market-based subsidiary, Aqua Resources.  One business unit installed and tested devices that prevent the contamination of potable water and repaired water and wastewater systems, for which the sale was completed in January 2017.  The other business unit repaired and performed maintenance on water and wastewater systems, for which the sale was completed in June 2017.    These business units were reported as assets held for sale in the Company’s December 31, 2016 consolidated balance sheet included in this Annual Report.  These transactions resulted in total proceeds of $867 and the recognition of a net loss of $324.

In the third quarter of 2016, the Company marketed for sale a business unit which inspects, cleans and repairs storm and sanitary wastewater lines.  In November 2016, this business unit was sold for $1,059 in cash and resulted in a loss on sale of $1,081.  Further, in  December 2015, the Company decided to sell a business unit which provides liquid waste hauling

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

and disposal services. During the second quarter of 2016, this business unit was sold for $3,400 in cash and resulted in a gain on sale of $537.

Dispositions Reported as Assets Held for Sale at December 31, 2017

In the first quarter of 2017, the Company decided to market for sale a water system that serves approximately 265 customers.  This water system is reported as assets held for sale in the Company’s consolidated balance sheet.

Note 4 – Property, Plant and Equipment

	December 31,
	2017	2016	Approximate Range of Useful Lives	Weighted Average Useful Life
Utility plant and equipment:
Mains and accessories	$3,134,900	$2,898,560	30 - 93 years	79 years
Services, hydrants, treatment plants and reservoirs	1,753,433	1,621,972	5 - 85 years	51 years
Operations structures and water tanks	296,736	283,635	14 - 85 years	47 years
Miscellaneous pumping and purification equipment	768,962	733,074	12 - 90 years	41 years
Meters, data processing, transportation and operating equipment	768,655	733,837	4 - 63 years	25 years
Land and other non-depreciable assets	103,357	98,529	-	-
Utility plant and equipment	6,826,043	6,369,607
Utility construction work in progress	201,902	163,565	-	-
Net utility plant acquisition adjustment	(24,550)	(25,683)	2 - 59 years	31 years
Non-utility plant and equipment	598	1,628	3 - 25 years	13 years
Total property, plant and equipment	$7,003,993	$6,509,117

Note 5 – Accounts Receivable

	December 31,
	2017	2016
Billed utility revenue	$65,695	$63,518
Unbilled revenue	35,042	34,635
Other	4,930	6,336
	105,667	104,489
Less allowance for doubtful accounts	7,071	7,095
Net accounts receivable	$98,596	$97,394

The Company’s utility customers are located principally in the following states: 47% in Pennsylvania, 15% in Ohio, 10% in North Carolina, 8% in Texas, and 7% in Illinois.  No single customer accounted for more than one percent of the Company's regulated operating revenues during the years ended December 31, 2017, 2016, and 2015.  The following table summarizes the changes in the Company’s allowance for doubtful accounts:

	2017	2016	2015
Balance at January 1,	$7,095	$5,873	$5,365
Amounts charged to expense	4,986	5,500	5,762
Accounts written off	(6,135)	(5,410)	(6,513)
Recoveries of accounts written off	1,125	1,132	1,259
Balance at December 31,	$7,071	$7,095	$5,873

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

	December 31, 2017		December 31, 2016
	Regulatory	Regulatory	Regulatory	Regulatory
	Assets	Liabilities	Assets	Liabilities
Income taxes	$584,067	$438,750	$814,418	$157,266
Utility plant retirement costs	5,367	35,249	4,986	31,288
Post-retirement benefits	112,532	65,964	119,519	59,882
Accrued vacation	2,198	-	1,984	-
Water tank painting	3,259	1,855	2,111	2,143
Fair value adjustment of long-term debt assumed in acquisition	2,901	-	3,268	-
Rate case filing expenses and other	3,647	92	2,361	56
	$713,971	$541,910	$948,647	$250,635

Items giving rise to deferred state income taxes, as well as a portion of deferred Federal income taxes related to specific differences between tax and book depreciation expense, are recognized in the rate setting process on a cash basis or as a reduction in current income tax expense and will be recovered as they reverse.  Amounts include differences that arise between specific utility asset improvement costs capitalized for book and deducted as an expense for tax purposes.  Additionally, the recording of AFUDC for equity funds results in the recognition of a regulatory asset for income taxes, which represents amounts due related to the revenue requirement.

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

On December 22, 2017, President Trump signed the TCJA into law, which reduced the Federal corporate income tax rate from 35% to 21%.  Reductions in accumulated deferred income tax balances due to the reduction in the corporate income tax rate to 21% under the provisions of the TCJA will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates.  The TCJA includes provisions that stipulate how these excess deferred taxes relating to certain accelerated tax depreciation benefits are to be passed back to customers.  Potential refunds of other deferred taxes will be determined by our state regulators.  The December 31, 2017 consolidated balance sheet reflects the impact of the TCJA on our regulatory assets and liabilities, and reduces our regulatory assets by $357,262 and increases our regulatory liabilities by $303,320.  These adjustments had no impact on our 2017 cash flows.

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

Expenses associated with water tank painting are deferred and amortized over a period of time as approved in the regulatory process.  Water tank painting costs are generally being amortized over a period ranging from 1 to 15 years.  The regulatory liability for water tank painting costs represents amounts recovered through rates and before the costs are incurred.

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

Note 7 – Income Taxes

The provision for income taxes consists of:

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$1,297	$2,046	$2,624
State	1,837	1,682	(4,168)
	3,134	3,728	(1,544)
Deferred:
Federal	21,376	21,489	12,649
State	(7,596)	(4,239)	3,857
	13,780	17,250	16,506
Total tax expense	$16,914	$20,978	$14,962

The statutory Federal tax rate is 35% and for states with a corporate net income tax, the state corporate net income tax rates range from 3% to 9.99% for all years presented.

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The reasons for the differences between amounts computed by applying the statutory Federal corporate income tax rate to income before income tax expense are as follows:

	Years Ended December 31,
	2017	2016	2015
Computed Federal tax expense at statutory rate	$89,828	$89,306	$75,863
Decrease in Federal tax expense related to an income tax accounting change for qualifying utility asset improvement costs	(69,325)	(62,831)	(59,488)
State income taxes, net of Federal tax benefit	(3,743)	(1,662)	(202)
Increase in tax expense for depreciation expense to be recovered in future rates	199	199	199
Stock-based compensation	(595)	(227)	(174)
Deduction for Aqua America common dividends paid under employee benefit plan	(455)	(455)	(456)
Amortization of deferred investment tax credits	(376)	(405)	(421)
Federal tax rate change	3,141	-	-
Other, net	(1,760)	(2,947)	(359)
Actual income tax expense	$16,914	$20,978	$14,962

In 2012, the Company changed its tax method of accounting for qualifying utility system repairs in Aqua Pennsylvania effective with the tax year ended December 31, 2012 and for prior tax years.  The tax accounting method was changed to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes.  This change was implemented in response to a June 2012 rate order issued by the Pennsylvania Public Utility Commission to Aqua Pennsylvania which provides for a reduction in current income tax expense as a result of the flow-through recognition of some income tax benefits due to the income tax accounting change.  The Company recorded income tax benefits of $84,766,  $78,530, and $72,944 during 2017, 2016, and 2015, respectively.  The Company recognized a tax deduction on its 2012 Federal tax return of $380,000 for qualifying capital expenditures made prior to 2012, and based on the rate order, in 2013, the Company began to amortize 1/10th of these expenditures.  In accordance with the rate order, the amortization is expected to reduce current income tax expense during periods when qualifying parameters are met.  Beginning in 2013, the Company amortized the qualifying capital expenditures made prior to 2012 and recognized $38,000, annually, of deferred income tax benefits, which reduced current income tax expense and increased the Company’s net income by $16,734.  The Company’s effective income tax rate for 2017, 2016, and 2015 was 6.6%,  8.2%,  and 6.9%, respectively.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table provides the changes in the Company’s unrecognized tax benefits:

	2017	2016
Balance at January 1,	$28,099	$28,016
Additions based on tax position related to the current year	705	83
Effect of Federal tax rate change	(11,221)	-
Balance at December 31,	$17,583	$28,099

The unrecognized tax benefits relate to the income tax accounting change, and the tax position is attributable to a temporary difference.  The Company does not anticipate material changes to its unrecognized tax benefits within the next year.  As a result of the regulatory treatment afforded by the income tax accounting change in Pennsylvania and despite this position being a temporary difference, as of December 31, 2017 and 2016,  $24,243 and $20,674 and, respectively, of these tax benefits would have an impact on the Company’s effective income tax rate in the event the Company does sustain all, or a portion, of its tax position.

The following table provides the components of net deferred tax liability:

	December 31,
	2017	2016
Deferred tax assets:
Customers' advances for construction	$17,123	$21,738
Costs expensed for book not deducted for tax, principally accrued expenses	12,956	15,751
Utility plant acquisition adjustment basis differences	1,752	3,114
Post-retirement benefits	36,353	38,269
Tax loss and credit carryforwards	56,642	77,911
Other	2,348	2,137
	127,174	158,920
Less valuation allowance	11,623	9,486
	115,551	149,434

Deferred tax liabilities:
Utility plant, principally due to depreciation and differences in the basis of fixed assets due to variation in tax and book accounting	795,537	1,104,032
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	46,143	269,773
Tax effect of regulatory asset for post-retirement benefits	36,353	38,269
Deferred investment tax credit	6,591	6,613
	884,624	1,418,687

Net deferred tax liability	$769,073	$1,269,253

At December 31, 2017, the Company has a cumulative Federal NOL of $63,302.  The Company believes the Federal NOLs are more likely than not to be recovered and require no valuation allowance.  The Company’s Federal NOLs do not begin to expire until 2032.

In 2012 and 2011, as a result of the Company’s Federal cumulative NOLs the Company ceased recognizing the windfall tax benefit associated with stock-based compensation, because the deduction did not reduce income taxes payable.  As of December 31, 2015, the Company utilized all of the 2011 NOL and recognized a windfall tax benefit of $588.  As a result

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

of the adoption on January 1, 2017 of the FASB’s updated accounting guidance on simplifying the accounting for share-based payments, the Company recognized a windfall tax benefit of $982 associated with the Company's 2012 Federal NOL, which was recorded as an adjustment to retained earnings.

At December 31, 2017, the Company has a cumulative state NOL of $627,258, a portion of which is offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized.   The state NOLs do not begin to expire until 2023.

The Company has unrecognized tax positions that result in the associated tax benefit being unrecognized.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $64,476 and $85,380, respectively, which results from the Company’s adoption in 2013 of the FASB’s accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions are $127,778 and $712,638, respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

As of December 31, 2017, the Company’s Federal income tax returns for all years through 2011 have been closed.  Tax years 2012 through 2017 remain open to Federal examination.  The statute remains open for the Company’s state income tax returns for tax years 2014 through 2017 in the various states in which it conducts business.

On December 22, 2017, President Trump signed the TCJA into law.  Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017.  The TCJA includes significant changes to the Code and the taxation of business entities, and includes specific provisions related to regulated public utilities.  Significant changes that impact the Company included in the TCJA are a  reduction in the corporate federal income tax rate from 35% to 21%, effective January 1, 2018, and  a limitation of the utilization of NOLs arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward.  The specific TCJA provisions related to our regulated entities generally allow for the continued deductibility of interest expense, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017 and the continuation of certain rate normalization requirements for accelerated depreciation benefits.  Our market-based companies still qualify for 100% deductibility of qualifying property acquired after September 27, 2017.

Changes in the Code from the TCJA had a material impact on our financial statements in 2017.  In accordance with the FASB’s accounting guidance for income taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted, or December 22, 2017 for the TCJA.  Additionally, deferred tax assets and liabilities are required to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled.  Thus, at the date of enactment, the Company’s deferred taxes were re-measured based upon the new tax rate.  For our regulated entities, the change in deferred taxes is recorded as either an offset to a regulatory asset or liability and may be subject to refund to customers.  In instances where the deferred tax balances are not in ratemaking, such as the Company’s market-based operations, the change in deferred taxes is recorded as an adjustment to our deferred tax provision. To the extent the revalued deferred income tax assets and liabilities were outside of our regulated operations and are not believed to be recoverable in utility customer rates, the revalued amount of $3,141 was recognized as additional deferred income tax expense during the quarter ended December 31, 2017.

The staff of the SEC has recognized the complexity of reflecting the impacts of the TCJA, and on December 22, 2017 issued guidance, which clarifies accounting for income taxes if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting (the measurement period).  The guidance describes three scenarios (or “buckets”) associated with a company’s status of accounting for income tax reform:  (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply the FASB’s accounting guidance, based on the provisions of the tax laws that were in effect immediately prior to the TCJA being enacted.

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The Company has completed or has made a reasonable estimate for the measurement and accounting of the effect of the TCJA which have been reflected in the December 31, 2017 financial statements.  The accounting for these completed and provisional items, described below, increased the 2017 deferred income tax provision by $3,141 for the year ending December 31, 2017, and decreased the accumulated deferred income tax liability by $303,320 at December 31, 2017.

One of our states, Pennsylvania, has not yet issued an accounting or procedural order addressing how the TCJA changes are to be reflected in our utility customer rates.  As of December 31, 2017, the Company has provisionally estimated that $175,108 of deferred income tax liabilities for our Pennsylvania subsidiary will be a regulatory liability.  Additionally, two operating divisions in one of our states operate under locally-negotiated contractual rates with their respective counties, and it is expected that negotiations will results in a contract that will pass back the effects of the reduction in the corporate net income tax rate under the TCJA; however, these negotiations have not yet started.  As of December 31, 2017, the Company has provisionally estimated that $9,419 of deferred income tax liabilities for these two divisions will be a regulatory liability.  Overall, the Company has applied a reasonable interpretation of the impact of the TCJA and a reasonable estimate of the regulatory resolution.  Further clarification of the TCJA and regulatory resolution may change the amounts estimated of the deferred income tax provision and the accumulated deferred income tax liability.

The Company’s regulated operations accounting for income taxes are impacted by the FASB’s accounting guidance for regulated operations.  Reductions in accumulated deferred income tax balances due to the reduction in the Federal corporate income tax rates to 21% under the provisions of the TCJA will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates.  The TCJA includes provisions that stipulate how these excess deferred taxes related to certain accelerated tax depreciation deduction benefits are to be passed back to customers.  Potential refunds of other deferred taxes will be determined by our state regulators.  Our state regulatory commissions have or are in the process of issuing procedural orders directing how the tax law changes are to be reflected in our utility customer rates.  In addition, we have two rate cases currently in progress in two states in which the TCJA is expected to be addressed in the new base rates.  The December 31, 2017 consolidated balance sheet reflects the impact of the TCJA on our regulatory assets and liabilities which reduced our regulatory assets by $357,262 and increased our regulatory liabilities by $303,320.  These adjustments had no impact on our 2017 cash flows.

Note 8 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Years Ended December 31,
	2017	2016	2015
Property	$25,810	$26,788	$26,545
Gross receipts, excise and franchise	13,458	12,510	11,847
Payroll	9,477	9,772	9,539
Regulatory assessments	2,552	2,630	2,689
Pumping fees	5,057	4,571	3,993
Other	274	114	444
Total taxes other than income taxes	$56,628	$56,385	$55,057

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 9 – Commitments and Contingencies

Commitments – The Company leases motor vehicles, buildings and other equipment under operating leases that are noncancelable.  The future annual minimum lease payments due are as follows:

2018	2019	2020	2021	2022	Thereafter
$1,312	$1,010	$743	$585	$365	$250

The Company leases parcels of land on which treatment plants and other facilities are situated and adjacent parcels that are used for watershed protection.  The operating leases are noncancelable, expire between 2019 and 2052, and contain renewal provisions.  Some leases are subject to an adjustment every five years based on changes in the Consumer Price Index.  Subject to the aforesaid adjustment, during each of the next five years, an average of $602 of annual lease payments for land is due, and the aggregate of the years remaining approximates $12,806.

The Company maintains agreements with other water purveyors for the purchase of water to supplement its water supply, particularly during periods of peak demand.  The agreements stipulate purchases of minimum quantities of water to the year 2026.  The estimated annual commitments related to such purchases through 2022 are expected to average $4,373 and the aggregate of the years remaining approximates $9,644.

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

2018	2019	2020	2021	2022	Thereafter
$1,157	$1,007	$1,028	$1,048	$1,069	$6,623

Rent expense under operating leases, purchased water expense, and water treatment expenses under these agreements were as follows:

	Years Ended December 31,
	2017	2016	2015
Operating lease expense	$2,241	$2,776	$2,440
Purchased water under long-term agreements	8,558	13,955	13,718
Water treatment expense under contractual agreement	945	940	972

Contingencies – The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of December 31, 2017, the aggregate amount of $18,961 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated.  For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Further, Aqua America has insurance coverage for a number of

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

these loss contingencies, and as of December 31, 2017, estimates that approximately $7,131 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Additionally, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The Company’s reserve for these claims totaled $1,451 and $1,770 at December 31, 2017 and 2016 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 10 – Long-term Debt and Loans Payable

Long-term Debt – The consolidated statements of capitalization provide a summary of long-term debt as of December 31, 2017 and 2016.  The supplemental indentures with respect to specific issues of the first mortgage bonds restrict the ability of Aqua Pennsylvania and other operating subsidiaries of the Company to declare dividends, in cash or property, or repurchase or otherwise acquire the stock of these companies.  Loan agreements for Aqua Pennsylvania and other operating subsidiaries of the Company have restrictions on minimum net assets.  As of December 31, 2017, restrictions on the net assets of the Company were $1,443,473 of the total $1,957,621 in net assets.  Included in this amount were restrictions on Aqua Pennsylvania’s net assets of $1,090,062 of their total net assets of $1,528,172.  As of December 31, 2017, $1,396,003 of Aqua Pennsylvania’s retained earnings of $1,416,003 and $142,700 of the retained earnings of $189,000 of other subsidiaries were free of these restrictions.  Some supplemental indentures also prohibit Aqua Pennsylvania and some other subsidiaries of the Company from making loans to, or purchasing the stock of, the Company.

Sinking fund payments are required by the terms of specific issues of long-term debt.  Excluding amounts due under the Company’s revolving credit agreement, the future sinking fund payments and debt maturities of the Company’s long-term debt are as follows:

Interest Rate Range	2018	2019	2020	2021	2022	Thereafter
0.00% to 0.99%	$464	$464	$463	$464	$466	$1,875
1.00% to 1.99%	51,327	1,222	1,158	910	888	7,409
2.00% to 2.99%	1,766	51,813	1,863	1,913	1,965	9,934
3.00% to 3.99%	2,807	2,758	2,555	2,594	2,541	706,977
4.00% to 4.99%	11,195	50,404	16,616	15,297	237	660,650
5.00% to 5.99%	20,595	36,126	18,120	8,402	17,979	256,783
6.00% to 6.99%	13,000	-	-	-	-	31,000
7.00% to 7.99%	484	569	615	666	358	29,643
8.00% to 8.99%	431	566	613	1,665	721	2,096
9.00% to 9.99%	5,700	700	2,400	4,900	-	12,000
10.00% to 10.99%	6,000	-	-	-	-	-
Total	$113,769	$144,622	$44,403	$36,811	$25,155	$1,718,367

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

In July 2017 Aqua Illinois issued $100,000 of first mortgage bonds consisting of the following:

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

As of December 31, 2017 and 2016, the Company did not have any funds restricted for construction activity.

The weighted average cost of long-term debt at December 31, 2017 and 2016 was 4.29% and 4.23%, respectively.  The weighted average cost of fixed rate long-term debt at December 31, 2017 and 2016 was 4.36% and 4.26%, respectively.

The Company has a five-year $250,000 unsecured revolving credit facility, with four banks that expires in February 2021.  This facility includes a $15,000 sublimit for daily demand loans.  Funds borrowed under this facility are classified as long-term debt and are used to provide working capital as well as support for letters of credit for insurance policies and other financing arrangements.  As of December 31, 2017, the Company has the following sublimits and available capacity under the credit facility:  $50,000 letter of credit sublimit, $30,189 of letters of credit available capacity, $0 borrowed under the swing-line commitment, and $60,000 of funds borrowed under the agreement.  Interest under this facility is based at the Company’s option, on the prime rate, an adjusted Euro-Rate, an adjusted federal funds rate or at rates offered by the banks.  A facility fee is charged on the total commitment amount of the agreement.  Under this facility the average cost of borrowings was 1.91% and 1.54%, and the average borrowing was $48,333 and $89,374, during 2017 and 2016, respectively.

The Company is obligated to comply with covenants under some of its loan and debt agreements.  These covenants contain a number of restrictive financial covenants, which among other things limit, subject to specific exceptions, the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense.  During 2017, the Company was in compliance with its debt covenants under its

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

loan and debt agreements.  Failure to comply with the Company’s debt covenants could result in an event of default, which could result in the Company being required to repay or finance its borrowings before their due date, possibly limiting the Company’s future borrowings, and increasing its borrowing costs.

Loans Payable – In November 2017, Aqua Pennsylvania renewed its $100,000 364-day unsecured revolving credit facility with four banks.  The funds borrowed under this agreement are classified as loans payable and used to provide working capital.  As of December 31, 2017 and 2016, funds borrowed under the agreement were $3,650 and $5,545, respectively.  Interest under this facility is based, at the borrower’s option, on the prime rate, an adjusted federal funds rate, an adjusted London Interbank Offered Rate corresponding to the interest period selected, an adjusted Euro-Rate corresponding to the interest period selected or at rates offered by the banks.  This agreement restricts short-term borrowings of Aqua Pennsylvania.  A commitment fee of 0.05% is charged on the total commitment amount of Aqua Pennsylvania’s revolving credit agreement.  The average cost of borrowing under the facility was 1.78% and 1.18%, and the average borrowing was $21,913 and $29,760, during 2017 and 2016, respectively. The maximum amount outstanding at the end of any one month was $66,466 and $52,905 in 2017 and 2016, respectively.

At December 31, 2017 and 2016, the Company had other combined short-term lines of credit of $35,500.  Funds borrowed under these lines are classified as loans payable and are used to provide working capital.  As of December 31, 2017 and 2016, funds borrowed under the short-term lines of credit were $0  and $990, respectively.  The average borrowing under the lines was $908 and $2,944 during 2017 and 2016, respectively.  The maximum amount outstanding at the end of any one month was $990 in 2017 and $9,440 in 2016, respectively.  Interest under the lines is based at the Company’s option, depending on the line, on the prime rate, an adjusted Euro-Rate, an adjusted federal funds rate or at rates offered by the banks.  The average cost of borrowings under all lines during 2017 and 2016 was 1.81% and 1.24%, respectively.

Interest Income and Expense– Interest income of $202,  $217,  and $272 was netted against interest expense on the consolidated statement of net income for the years ended December 31, 2017, 2016, and 2015, respectively.  The total interest cost was $88,543,  $80,811,  and $76,808 in 2017, 2016, and 2015, including amounts capitalized for borrowed funds of $3,578,  $2,220,  and $1,598, respectively.

Note 11 – Fair Value of Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value, with the exception of long-term debt, as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of cash and cash equivalents, which is comprised of uninvested cash, is determined based on level 1 methods and assumptions.  As of December 31, 2017 and 2016, the carrying amounts of the Company's cash and cash equivalents were $4,204 and $3,763, which equates to their fair value.  The fair value of “available-for-sale” securities to fund our deferred compensation and non-qualified pension plan liabilities, which represents mutual and money market funds, is determined based on quoted market prices from active markets utilizing level 1 methods and assumptions.  As of December 31, 2017 and 2016, the carrying amount of these securities was $21,776 and $20,342.  As of December 31, 2017 and 2016, the carrying amount of the Company’s loans payable was $3,650 and $6,535, respectively, which equates to their estimated fair value.

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	December 31,
	2017	2016
Carrying amount	$2,143,127	$1,910,633
Estimated fair value	2,262,785	2,018,933

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing level 2 methods and assumptions.  The Company’s customers’ advances for construction have a carrying value of $93,186 and $91,843 at December 31, 2017 and 2016, respectively.  Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.  Portions of these non-interest bearing instruments are payable annually through 2027 and amounts not paid by the respective contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

Note 12 – Stockholders’ Equity

At December 31, 2017, the Company had 300,000,000 shares of common stock authorized; par value $0.50.  Shares outstanding and treasury shares held were as follows:

	December 31,
	2017	2016	2015
Shares outstanding	177,713,943	177,394,376	176,544,091
Treasury shares	2,986,308	2,916,969	2,819,569

At December 31, 2017, the Company had 1,770,819 shares of authorized but unissued Series Preferred Stock, $1.00 par value.

The Company has a universal shelf registration statement with the SEC to allow for the potential future sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities and other securities specified therein at indeterminate prices.  This registration statement expires in February 2018, and we intend to file a new three-year universal shelf registration statement.

In 2015, the Company filed a registration statement with the SEC which permits the offering, from time to time, of an aggregate of $500,000 in shares of common stock and shares of preferred stock in connection with acquisitions.  During 2016, 439,943 shares of common stock totaling $12,845 were issued by the Company to acquire a water utility system.  The balance remaining available for use under the acquisition shelf registration as of December 31, 2017 is $487,155.

The form and terms of any securities issued under the universal shelf registration statement and the acquisition shelf registration statement will be determined at the time of issuance.

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“Plan”) that allows reinvested dividends to be used to purchase shares of common stock at a five percent discount from the current market value.  Under the direct stock purchase program, shares are purchased by investors at a five percent discount from the market price.  The shares issued under the Plan are either shares purchased by the Company’s transfer agent in the open-market or original issue shares.  In 2017, 2016, and 2015, 447,753 484,645,  and 535,439 shares of the Company were purchased under the dividend reinvestment portion of the Plan by the Company’s transfer agent in the open-market for $15,168,  $14,916,  and $14,380, respectively.  During 2017 and 2016, under the dividend reinvestment portion of the Plan, 45,121 and 47,478

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

original issue shares of common stock were sold, providing the Company with proceeds of $1,453 and $1,388, respectively.

In December 2014, the Company’s Board of Directors authorized a share buyback program, commencing in 2015, of up to 1,000,000 shares to minimize share dilution through timely and orderly share repurchases.  In December 2015, the Company’s Board of Directors added 400,000 shares to this program.  The specific timing, amount and other terms of repurchases depend on market conditions, regulatory requirements and other factors.  In 2016, we did not repurchase any shares of our common stock in the open market.  In 2015, we repurchased 805,000 shares of the Company’s common stock in the open market for $20,502.  In 2014, we repurchased 560,000 shares of our common stock in the open market for $13,280.  This program expired on December 31, 2016.

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

	Years ended December 31,
	2017	2016	2015
Average common shares outstanding during the period for basic computation	177,612	177,273	176,788
Effect of dilutive securities:
Employee stock-based compensation	563	573	729
Average common shares outstanding during the period for diluted computation	178,175	177,846	177,517

For the years ended December 31, 2017, 2016, and 2015, all of the Company’s employee stock options were included in the calculation of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods.

Equity per common share was $11.02 and $10.43 at December 31, 2017 and 2016, respectively.  These amounts were computed by dividing Aqua America stockholders’ equity by the number of shares of common stock outstanding at the end of each year.

Note 14 – Employee Stock and Incentive Plan

Under the Company’s 2009 Omnibus Equity Compensation Plan, as amended as of February 27, 2014 (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  No further grants may be made under the 2004 Plan.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 3,125,000 shares under the 2009 Plan may be issued pursuant to stock award, stock units and other stock-based awards, subject to adjustment as provided in the 2009 Plan.  During any calendar year, no individual may be granted (i) stock options and

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

stock appreciation rights under the 2009 Plan for more than 500,000 shares of common stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the 2009 Plan.  Awards to employees and consultants under the 2009 Plan are made by a committee of the Board of Directors, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors.  In the case of awards to non-employee directors, the Board of Directors makes such awards.  At December 31, 2017,  3,720,624 shares underlying stock-based compensation awards were still available for grant under the 2009 Plan.

The recording of compensation expense for share-based compensation has no impact on net cash flows and results in the reclassification on the consolidated cash flow statements of related tax benefits from cash flows from operating activities to cash flows from financing activities to the extent these tax benefits exceed the associated compensation cost.

Performance Share Units – During 2017, 2016, and 2015, the Company granted performance share units.  A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three year performance period specified in the grant, subject to exceptions through the respective vesting periods, generally three years.  Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals.

The performance goals of the 2017, 2016, and 2015 PSU grants consisted of the following metrics:

	Performance Grant of:
	2017	2016	2015
Metric 1 – Company’s total shareholder return (“TSR”) compared to the TSR for a specific peer group of investor-owned water companies (a market-based condition)	26.47%	27.5%	30%
Metric 2 – Company’s TSR compared to the TSR for the companies listed in the Standard and Poor’s Midcap Utilities Index (a market-based condition)	26.47%	27.5%	30%
Metric 3 – Achievement of a targeted cumulative level of rate base growth as a result of acquisitions (a performance-based condition)	23.53%	-	-
Metric 4 – Achievement of targets for maintaining consolidated operations and maintenance expenses over the three year measurement period (a performance-based condition)	23.53%	-	-
Metric 5 – Achievement of a targeted cumulative level of rate base growth as a result of acquisitions (a performance-based condition)	-	25.0%	-
Metric 6 – Achievement of targets for maintaining consolidated operations and maintenance expenses over the three year measurement period (a performance-based condition)	-	20.0%	-
Metric 7 – Maintaining an average ratio of operations and maintenance expenses as a percentage of revenues at Aqua Pennsylvania compared to a target average ratio for the three year performance period (a performance-based condition)	-	-	20%
Metric 8 – Earning a cumulative total earnings before taxes for the Company’s operations other than Aqua Pennsylvania for the three year performance period compared to a target (a performance-based condition)	-	-	20%

The following table provides the compensation expense and income tax benefit for PSUs:

	Years ended December 31,
	2017	2016	2015
Stock-based compensation within operations and maintenance expense	$4,351	$3,823	$4,419
Income tax benefit	1,766	1,552	1,796

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table summarizes nonvested PSU transactions for the year ended December 31, 2017:

	Number of Share Units	Weighted Average Fair Value
Nonvested share units at beginning of period	476,896	$27.96
Granted	125,202	30.79
Performance criteria adjustment	(33,502)	28.14
Forfeited	(22,664)	28.68
Share units vested in prior period and issued in current period	32,400	25.31
Share units issued	(125,999)	36.37
Nonvested share units at end of period	452,333	26.16

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

	Years ended December 31,
	2017	2016	2015
Expected term (years)	3.0	3.0	3.0
Risk-free interest rate	1.49%	0.91%	1.03%
Expected volatility	17.9%	17.9%	16.9%
Weighted average fair value of PSUs granted	$30.79	$28.89	$26.46
Intrinsic value of vested PSUs	$3,926	$5,912	$7,964
Fair value of vested PSUs	$3,207	$5,104	$6,416

As of December 31, 2017, $4,945 of unrecognized compensation costs related to PSUs is expected to be recognized over a weighted average period of approximately 1.7 years.  The aggregate intrinsic value of PSUs as of December 31, 2017 was $18,114.  The aggregate intrinsic value of PSUs is based on the number of nonvested share units and the market value of the Company’s common stock as of the period end date.

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Restricted Stock Units – A restricted stock unit (“RSU”) represents the right to receive a share of the Company’s common stock and is valued based on the fair market value of the Company’s stock on the date of grant.  RSUs are eligible to be earned at the end of a specified restricted period, generally three years, beginning on the date of grant.  In some cases, the right to receive the shares is subject to specific performance goals established at the time the grant is made.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the RSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the RSUs.  The following table provides the compensation expense and income tax benefit for RSUs:

	Years ended December 31,
	2017	2016	2015
Stock-based compensation within operations and maintenance expense	$1,183	$1,061	$1,076
Income tax benefit	489	438	444

The following table summarizes nonvested RSU transactions for the year ended December 31, 2017:

	Number of Stock Units	Weighted Average Fair Value
Nonvested stock units at beginning of period	109,273	$28.48
Granted	41,293	30.37
Stock units vested but not paid	(1,467)	31.47
Stock units vested and issued	(26,914)	26.45
Forfeited	(5,398)	31.03
Nonvested stock units at end of period	116,787	29.46

The following table summarizes the value of RSUs:

	Years ended December 31,
	2017	2016	2015
Weighted average fair value of RSUs granted	$30.37	$32.08	$26.00
Intrinsic value of vested RSUs	896	805	2,327
Fair value of vested RSUs	751	605	1,904

As of December 31, 2017, $1,401 of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of approximately 1.7 years.  The aggregate intrinsic value of RSUs as of December 31, 2017 was $4,582.  The aggregate intrinsic value of RSUs is based on the number of nonvested stock units and the market value of the Company’s common stock as of the period end date.

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Stock Options – A stock option represents the option to purchase a number of shares of common stock of the Company as specified in the stock option grant agreement at the exercise price per share as determined by the closing market price of our common stock on the grant date.  Stock options are exercisable in installments of 33% annually, starting one year from the grant date and expire ten years from the grant date.  The vesting of stock options granted in 2017 are subject to the achievement of the following performance goal:  the Company achieves at least an adjusted return on equity equal to 150 basis points below the return on equity granted by the Pennsylvania Public Utility Commission during the Company’s Pennsylvania subsidiary’s last rate proceeding.  The adjusted return on equity equals net income, excluding net income or loss from acquisitions which have not yet been incorporated into a rate application as of the last year end, divided by equity which excludes equity applicable to acquisitions which are not yet incorporated in a rate application during the award period.

The fair value of each stock option is amortized into compensation expense using the graded vesting method, which results in the recognition of compensation costs over the requisite service period for each separately vesting tranche of the stock options as though the stock options were, in substance, multiple stock option grants.  The following table provides compensation expense and income tax benefit for stock options:

	Years ended December 31,
	2017	2016	2015
Stock-based compensation within operations and maintenance expenses	$245	$-	$-
Income tax benefit	208	260	193

There were no stock options granted during the years ended December 31, 2016, and 2015.

Options under the plans were issued at the closing market price of the stock on the day of the grant.

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model, which relies on assumptions that require management’s judgment.  The following table provides the assumptions used in the pricing model for grants and the resulting grant date fair value of stock options granted in the period reported:

Year ended December 31,
2017
Expected term (years)	5.45
Risk-free interest rate	2.01%
Expected volatility	17.7%
Dividend yield	2.51%
Grant date fair value per option	$4.07

The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table summarizes stock option transactions for the year ended December 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding, beginning of year	427,335	$15.55
Granted	120,127	30.47
Forfeited	(5,191)	30.47
Expired / Cancelled	(2,812)	14.26
Exercised	(174,527)	16.46
Outstanding at end of year	364,932	$19.83	3.7	$7,081

Exercisable at end of year	249,996	$14.93	1.2	$6,074

The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the closing market price of stock on the date of grant.  The following table summarizes the intrinsic value of stock options exercised:

	Years ended December 31,
	2017	2016	2015
Intrinsic value of options exercised	$2,767	$2,945	$4,154

The following table summarizes information about the options outstanding and options exercisable as of December 31, 2017:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of prices:
$13.00 - 14.99	89,770	2.1	$13.72	89,770	$13.72
$15.00 - 15.99	101,167	1.2	15.30	101,167	15.30
$16.00 - 16.99	59,059	0.2	16.15	59,059	16.15
$17.00 - 30.99	114,936	9.1	30.47	-	-
	364,932	3.7	19.83	249,996	14.93

As of December 31, 2017, there was $223 of total unrecognized compensation costs related to nonvested stock options granted under the plans.  The cost is expected to be recognized over a weighted average period of approximately 1.5 years.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table summarizes the value of restricted stock awards:

	Years ended December 31,
	2017	2016	2015
Intrinsic value of restricted stock awards vested	$-	$-	$860
Fair value of restricted stock awards vested	-	-	553

As of December 31, 2017, there were no unrecognized compensation costs related to nonvested restricted stock as restricted stock was fully amortized in 2014.  Additionally, there was no restricted stock granted during the years ended December 31, 2017, 2016, and 2015.

Stock Awards – The following table provides compensation costs for stock-based compensation related to stock awards:

	Years ended December 31,
	2017	2016	2015
Stock-based compensation within operations and maintenance expense	$563	$506	$365
Income tax benefit	233	210	151

The following table summarizes the value of stock awards:

	Years ended December 31,
	2017	2016	2015
Intrinsic and fair value of stock awards vested	$563	$506	$365
Weighted average fair value of stock awards granted	34.42	31.87	26.44

The following table summarizes stock award transactions for year ended December 31, 2017:

	Number of Stock Awards	Weighted Average Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	16,345	34.42
Vested	(16,345)	34.42
Nonvested stock awards at end of period	-	-

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 15 – Pension Plans and Other Post-retirement Benefits

The Company maintains a qualified, defined benefit pension plan that covers its full-time employees who were hired prior to April 1, 2003.  Retirement benefits under the plan are generally based on the employee’s total years of service and compensation during the last five years of employment.  The Company’s policy is to fund the plan annually at a level which is deductible for income tax purposes and which provides assets sufficient to meet its pension obligations over time.  To offset some limitations imposed by the Internal Revenue Code with respect to payments under qualified plans, the Company has a non-qualified Supplemental Pension Benefit Plan for Salaried Employees in order to prevent some employees from being penalized by these limitations, and to provide certain retirement benefits based on employee’s years of service and compensation.  The Company also had non-qualified Supplemental Executive Retirement Plans, which were terminated in 2016, for some current and retired employees.  The net pension costs and obligations of the qualified and non-qualified plans are included in the tables which follow.  Employees hired after April 1, 2003 may participate in a defined contribution plan that provides a Company matching contribution on amounts contributed by participants and an annual profit-sharing contribution based upon a percentage of the eligible participants’ compensation.

Effective July 1, 2015, the Company added a permanent lump sum option to the form of benefit payments offered to participants of the qualified defined benefit pension plan upon retirement or termination.  The plan paid $8,858 and $9,990 to participants who elected this option during 2017 and 2016.

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

In 2016, the Company recognized a settlement loss of $2,895, which results from lump sum payments from the non-qualified plans exceeding the threshold of service and interest cost for the period.  A settlement loss is the recognition of unrecognized pension benefit costs that would have been incurred in subsequent periods.  The Company recorded this settlement loss as a regulatory asset, as it is probable of recovery in future rates, which will be amortized into pension benefit costs.

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

	Pension Benefits	Other Post-retirement Benefits
Years:
2018	$20,516	$2,249
2019	20,462	2,553
2020	21,580	2,777
2021	20,674	2,957
2022	21,538	3,177
2023-2027	106,397	18,764

The changes in the benefit obligation and fair value of plan assets, the funded status of the plans and the assumptions used in the measurement of the company’s benefit obligation are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at January 1,	$308,172	$306,539	$69,312	$65,137
Service cost	3,174	3,179	1,020	1,014
Interest cost	12,434	13,038	2,947	2,927
Actuarial loss	18,516	15,321	4,047	1,400
Plan participants' contributions	-	-	124	170
Benefits paid	(21,317)	(21,861)	(1,490)	(1,336)
Settlements	-	(7,742)	-	-
Special termination benefits	-	(302)	-	-
Benefit obligation at December 31,	320,979	308,172	75,960	69,312

Change in plan assets:
Fair value of plan assets at January 1,	242,360	238,605	46,085	43,704
Actual return on plan assets	33,278	17,375	5,188	2,149
Employer contributions	16,032	16,285	500	1,360
Benefits paid	(21,317)	(21,861)	(1,323)	(1,128)
Settlements	-	(7,742)	-	-
Special termination benefits	-	(302)	-	-
Asset transfer	-	-	(2,700)	-
Fair value of plan assets at December 31,	270,353	242,360	47,750	46,085

Funded status of plan:
Net liability recognized at December 31,	$50,626	$65,812	$28,210	$23,227

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table provides the net liability recognized on the consolidated balance sheets at December 31,:

	Pension Benefits		Other Post-retirement Benefits
	2017	2016	2017	2016
Current liability	$396	$613	$-	$-
Noncurrent liability	50,230	65,199	28,210	23,227
Net liability recognized	$50,626	$65,812	$28,210	$23,227

At December 31, 2017 and 2016, the Company’s pension plans had benefit obligations in excess of its plan assets.  The following tables provide the projected benefit obligation, the accumulated benefit obligation and fair market value of the plan assets as of December 31,:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
	2017	2016
Projected benefit obligation	$320,979	$308,172
Fair value of plan assets	270,353	242,360

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2017	2016
Accumulated benefit obligation	$301,473	$291,889
Fair value of plan assets	270,353	242,360

The following table provides the components of net periodic benefit costs for the years ended December 31,:

	Pension Benefits			Other Post-retirement Benefits
	2017	2016	2015	2017	2016	2015
Service cost	$3,174	$3,179	$3,349	$1,020	$1,014	$1,224
Interest cost	12,434	13,038	12,955	2,947	2,927	2,802
Expected return on plan assets	(17,077)	(16,910)	(18,702)	(2,589)	(2,647)	(2,923)
Amortization of prior service cost (credit)	579	578	174	(509)	(549)	(687)
Amortization of actuarial loss	8,003	7,153	5,993	1,165	926	1,282
Settlement loss	-	2,895	-	-	-	-
Special termination benefits	-	302	-	-	-	-
Net periodic benefit cost	$7,113	$10,235	$3,769	$2,034	$1,671	$1,698

The Company records the underfunded status of its pension and other post-retirement benefit plans on its consolidated balance sheets and records a regulatory asset for these costs that would otherwise be charged to stockholders’ equity, as the Company anticipates recoverability of the costs through customer rates to be probable.  The Company’s pension and other post-retirement benefit plans were underfunded at December 31, 2017 and 2016.  Changes in the plans’ funded status will affect the assets and liabilities recorded on the balance sheet.  Due to the Company’s regulatory treatment, the recognition of the funded status is recorded as a regulatory asset pursuant to the FASB’s accounting guidance for regulated operations.

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table provides the amounts recognized in regulatory assets that have not been recognized as components of net periodic benefit cost as of December 31,:

	Pension Benefits		Other Post-retirement Benefits
	2017	2016	2017	2016
Net actuarial loss	$86,750	$92,436	$15,724	$15,441
Prior service cost (credit)	3,262	3,841	(1,869)	(2,378)
Total recognized in regulatory assets	$90,012	$96,277	$13,855	$13,063

The following table provides the estimated net actuarial loss and prior service cost for the Company’s pension plans that will be amortized from regulatory asset into net periodic benefit cost for the year ending December 31, 2018:

	Pension Benefits	Other Post-retirement Benefits
Net actuarial loss	$7,291	$1,182
Prior service cost (credit)	527	(509)

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

The significant assumptions related to the Company’s benefit obligations are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2017	2016	2017	2016
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31,
Discount rate	3.66%	4.13%	3.73%	4.25%
Rate of compensation increase	3.0-4.0%	3.0-4.0%	n/a	n/a

Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations as of December 31,
Health care cost trend rate	n/a	n/a	7.0%	6.6%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	n/a	n/a	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2022	2020

n/a – Assumption is not applicable.

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The significant assumptions related to the Company’s net periodic benefit costs are as follows:

	Pension Benefits			Other Post-retirement Benefits
	2017	2016	2015	2017	2016	2015
Weighted Average Assumptions Used to Determine Net Periodic Benefit Costs for Years Ended December 31,
Discount rate	4.13%	4.48%	4.20%	4.25%	4.60%	4.17%
Expected return on plan assets	7.00%	7.25%	7.50%	4.67-7.00%	4.83-7.25%	5.00-7.50%
Rate of compensation increase	3.0-4.0%	3.0-4.0%	3.0-4.0%	n/a	n/a	n/a

Assumed Health Care Cost Trend Rates Used to Determine Net Periodic Benefit Costs for Years Ended December 31,
Health care cost trend rate	n/a	n/a	n/a	6.6%	7.0%	7.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2021	2021	2019

n/a – Assumption is not applicable.

Assumed health-care trend rates have a significant effect on the expense and liabilities for other post-retirement benefit plans.  The health care trend rate is based on historical rates and expected market conditions.  A one-percentage point change in the assumed health-care cost trend rates would have the following effects:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on the health-care component of the accrued other post-retirement benefit obligation	$4,797	$(4,369)
Effect on aggregate service and interest cost components of net periodic post-retirement health-care benefit cost	$277	$(244)

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

The Company’s expected return on plan assets is determined by evaluating the asset class return expectations with its advisors as well as actual, long-term, historical results of our asset returns.  The Company’s market related value of plan assets is equal to the fair value of the plan’s assets as of the last day of its fiscal year, and is a determinant for the expected return on plan assets which is a component of post-retirement benefits expense.  The Company’s pension expense increases as the expected return on plan assets decreases.  For 2017, the Company used a 7.00% expected return on plan assets assumption which will decrease to 6.75% for 2018.  The Company believes its actual long-term asset allocation on average will approximate the targeted allocation.  The Company’s investment strategy is to earn a reasonable rate of return while maintaining risk at acceptable levels.  Risk is managed through fixed income investments to manage interest rate exposures that impact the valuation of liabilities and through the diversification of investments across and within

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

various asset categories.  Investment returns are compared to a total plan benchmark constructed by applying the plan’s asset allocation target weightings to passive index returns representative of the respective asset classes in which the plan invests.  The Retirement and Employee Benefits Committee meets quarterly to review plan investments and management monitors investment performance quarterly through a performance report prepared by an external consulting firm.

The Company’s pension plan asset allocation and the target allocation by asset class are as follows:

		Percentage of Plan Assets at December 31,			Percentage of Plan Assets at December 31,
	Target Allocation	2017		Target Allocation	2016
Return seeking assets	50 to 70%	64%	Domestic equities	25 to 75%	65%
Liability hedging assets	30 to 50%	36%	International equities	0 to 10%	6%
Total	100%	100%	Fixed income	25 to 50%	19%
			Alternative investments	0 to 5%	2%
			Cash and cash equivalents	0 to 20%	8%
			Total	100%	100%

The fair value of the Company’s pension plans’ assets at December 31, 2017 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Common stock	$26,902	$-	$-	$-	$26,902
Return seeking assets:
Global equities	-	-	-	66,281	66,281
Real estate securities	-	-	-	14,110	14,110
Hedge / diversifying strategies	-	-	-	38,143	38,143
Credit	-	-	-	28,395	28,395
Liability hedging assets	-	-	-	91,872	91,872
Cash and cash equivalents	4,650	-	-	-	4,650
Total pension assets	$31,552	$-	$-	$238,801	$270,353

(a)	Assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The fair value of the Company’s pension plans’ assets at December 31, 2016 by asset class are as follows:

	Level 1	Level 2	Level 3	Total
Domestic equities:
Common stocks	$152,740	$-	$-	$152,740
Mutual funds	3,668	-	-	3,668
International equities	13,813	-	-	13,813
Fixed income:
U.S. Treasury and government agency bonds	-	11,170	-	11,170
Corporate and foreign bonds	-	24,385	-	24,385
Mutual funds	9,752		-	9,752
Alternative investments:
Real estate	2,613	-	-	2,613
Commodity funds	1,279	-	-	1,279
Cash and cash equivalents	348	22,592	-	22,940
Total pension assets	$184,213	$58,147	$-	$242,360

Equity securities include our common stock in the amounts of $16,471 or 6.1% and $20,632 or 8.5% of total pension plans’ assets as of December 31, 2017 and 2016, respectively.

The asset allocation for the Company’s other post-retirement benefit plans and the target allocation by asset class are as follows:

		Percentage of Plan Assets at December 31,			Percentage of Plan Assets at December 31,
	Target Allocation	2017		Target Allocation	2016
Return seeking assets	50 to 70%	62%	Domestic equities	25 to 75%	52%
Liability hedging assets	30 to 50%	38%	International equities	0 to 10%	3%
Total	100%	100%	Fixed income	25 to 50%	25%
			Alternative investments	0 to 5%	0%
			Cash and cash equivalents	0 to 20%	20%
			Total	100%	100%

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The fair value of the Company’s other post-retirement benefit plans’ assets at December 31, 2017 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Return seeking assets:
Global equities	$9,477	$-	$-	$15,158	$24,635
Real estate securities	1,731	-	-	3,211	4,942
Liability hedging assets	5,265	-	-	8,961	14,226
Cash and cash equivalents	3,947	-	-	-	3,947
Total other post-retirement assets	$20,420	$-	$-	$27,330	$47,750

(a)	Assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

The fair value of the Company’s other post-retirement benefit plans’ assets at December 31, 2016 by asset class are as follows:

	Level 1	Level 2	Level 3	Total
Domestic equities:
Common stocks	$10,667	$-	$-	$10,667
Mutual funds	13,464	-	-	13,464
International equities	1,242	-	-	1,242
Fixed income:
U.S. Treasury and government agency bonds	-	4,968	-	4,968
Corporate and foreign bonds	-	6,347	-	6,347
Alternative investments	172	-	-	172
Cash and cash equivalents	-	9,225	-	9,225
Total other post-retirement assets	$25,545	$20,540	$-	$46,085

Valuation Techniques Used to Determine Fair Value

•	Common Stocks - Investments in common stocks are valued using unadjusted quoted prices obtained from active markets.
•	Return Seeking Assets – Investments in return seeking assets consists of the following:
o

Global equities, which consist of common and preferred shares of stock, traded on U.S. or foreign exchanges that are valued using unadjusted quoted prices obtained from active markets, or commingled fund vehicles, consisting of such securities valued using NAV, which are not classified within the fair value hierarchy.

o

Real estate securities, which consist of securities, traded on U.S. or foreign exchanges that are valued using unadjusted quoted prices obtained from active markets, or for real estate commingle fund vehicles that are not publicly quoted, the fund administrators value the funds using the NAV per fund share, derived from the quoted prices in active markets of the underlying securities and are not classified within the fair value hierarchy.

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

o

Hedge / diversifying strategies, which consist of a multi-manager fund vehicle having underlying exposures that collectively seek to provide low correlation of return to equity and fixed income markets, thereby offering diversification.  As a multi-manager fund investment, NAV is derived from underlying manager NAVs, which are derived from the quoted prices in active markets of the underlying securities and are not classified within the fair value hierarchy.

o

Credit, which consist of certain opportunistic, return-oriented credits which primarily include below investment grade bonds (i.e. high yield bonds), bank loans, and securitized debt.  Credits are valued using the NAV per fund share, derived from either quoted prices in active markets of the underlying securities, or less active markets, or quotes of similar assets, and are not classified within the fair value hierarchy.

•

Liability Hedging Assets – Investments in liability hedging assets consist of funds investing in high-quality fixed income (i.e. U.S. Treasury securities and government bonds), and for funds for which market quotations are readily available, are valued at the last reported closing price on the primary market or exchange on which they are traded.  Funds for which market quotations are not readily available, are valued using the NAV per fund share, derived from the quoted prices in active markets of the underlying securities and are not classified within the fair value hierarchy.

•

Cash and Cash Equivalents – Investments in cash and cash equivalents are comprised of both uninvested cash and money market funds.  The uninvested cash is valued based on its carrying value, and the money market funds are valued utilizing the net asset value per unit based on the fair value of the underlying assets as determined by the fund’s investment managers.

•

Mutual Funds – Investments in mutual funds which consist of either equity or fixed income investments are valued using the net asset value per unit as obtained from quoted market prices from active markets.

•	International Equities – Investments in international equities are valued using unadjusted quoted prices obtained from active markets.
•

Fixed Income – Investments in fixed income that comprise U.S. Treasury and government agency bonds, and corporate and foreign bonds are valued utilizing pricing models that incorporate available trade, bid, and other market information to value the fixed income securities.

•

Alternative Investments – Investments in alternative investments are comprised of either real estate funds, real estate investment trusts, or commodity funds, and are valued using unadjusted quoted prices obtained from active markets.

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements.  In accordance with funding rules and the Company’s funding policy, during 2018 our pension contribution is expected to be $12,484.

The Company has a 401(k) savings plan, which is a defined contribution plan and covers substantially all employees.  The Company makes matching contributions that are based on a percentage of an employee’s contribution, subject to specific limitations, as well as, non-discretionary contributions based on eligible hourly wages for certain union employees, discretionary year-end contributions based on an employee’s eligible compensation, and employer profit sharing contributions.  Participants may diversify their Company matching account balances into other investments offered under the 401(k) savings plan.  The Company’s contributions, which are recorded as compensation expense, were $5,374,  $4,988,  and $5,001, for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 16 – Water and Wastewater Rates

On June 7, 2012, Aqua Pennsylvania reached a settlement agreement in its rate filing with the Pennsylvania Public Utility Commission, which in addition to a water rate increase, provided for a reduction in current income tax expense as a result of the recognition of qualifying income tax benefits upon Aqua Pennsylvania changing its tax accounting method to permit the expensing of qualifying utility asset improvement costs that historically have been capitalized and depreciated

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

for book and tax purposes.  In December 2012, Aqua Pennsylvania implemented this change which provides for the flow-through of income tax benefits that resulted in a substantial reduction in income tax expense and greater net income and cash flow.  This change allowed Aqua Pennsylvania to suspend its water Distribution System Improvement Charges in 2013 and lengthen the amount of time until the next Aqua Pennsylvania rate case.  Beginning on October 1, 2017, Aqua Pennsylvania initiated a water infrastructure rehabilitation surcharge for the capital invested since the last rate proceeding and expects to file a base rate case in 2018.

The Company’s operating subsidiaries were allowed rate increases totaling $7,558 in 2017, $3,434 in 2016, and $3,347 in 2015, represented by five,  six,  and four rate decisions, respectively.  Revenues from these increases realized in the year of grant were approximately $6,343,  $1,788,  and $2,887 in 2017, 2016, and 2015, respectively.

Six states in which the Company operates permit water utilities, and in five states wastewater utilities, to add a surcharge to their water or wastewater bills to offset the additional depreciation and capital costs related to infrastructure system replacement and rehabilitation projects completed and placed into service between base rate filings.  Currently, Pennsylvania, Illinois, Ohio, Indiana, New Jersey, and North Carolina allow for the use of this surcharge.  The surcharge for infrastructure system replacements and rehabilitations is typically adjusted periodically based on additional qualified capital expenditures completed or anticipated in a future period, is capped as a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark.  The surcharge for infrastructure system replacements and rehabilitations provided revenues in 2017, 2016, and 2015 of $10,255,  $7,379,  and $3,261, respectively.

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

Two operating segments are included within the Other category below.  These segments are not quantitatively significant and are comprised of Aqua Infrastructure and Aqua Resources.  In addition to these segments, Other is comprised of other business activities not included in the reportable segment, including corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.  Corporate costs include general and administrative expenses, and interest expense.

AQUA AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table presents information about the Company’s reportable segment:

		2017			2016
		Other and			Other and
	Regulated	Eliminations	Consolidated	Regulated	Eliminations	Consolidated
Operating revenues	$804,905	$4,620	$809,525	$800,107	$19,768	$819,875
Operations and maintenance expense	286,962	244	287,206	285,347	19,550	304,897
Depreciation	136,246	56	136,302	131,835	(848)	130,987
Amortization	240	182	422	2,076	(55)	2,021
Operating income (loss)	326,935	2,032	328,967	326,933	(1,348)	325,585
Interest expense, net	81,974	6,367	88,341	76,222	4,372	80,594
Allowance for funds used during construction	15,211	-	15,211	8,815	-	8,815
Equity earnings in joint venture	-	(331)	(331)	-	(976)	(976)
Income tax (benefit)	14,107	2,807	16,914	24,956	(3,978)	20,978
Net income (loss)	246,548	(6,810)	239,738	234,922	(740)	234,182
Capital expenditures	478,077	12	478,089	381,965	1,031	382,996
Total assets	6,236,109	96,354	6,332,463	6,066,477	92,514	6,158,991
Goodwill	37,389	4,841	42,230	37,367	4,841	42,208

		2015
		Other and
	Regulated	Eliminations	Consolidated
Operating revenues	$779,613	$34,591	$814,204
Operations and maintenance expense	282,866	26,444	309,310
Depreciation	125,146	144	125,290
Amortization	3,364	83	3,447
Operating income	315,876	5,224	321,100
Interest expense, net	72,703	3,833	76,536
Allowance for funds used during construction	6,219	-	6,219
Equity loss in joint venture	-	35,177	35,177
Income tax (benefit)	26,379	(11,417)	14,962
Net Income (loss)	224,122	(22,332)	201,790
Capital expenditures	363,594	1,095	364,689
Total assets	5,645,780	72,093	5,717,873
Goodwill	27,246	6,620	33,866

Selected Quarterly Financial Data (Unaudited)

Aqua America, Inc. and Subsidiaries

(In thousands of dollars, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2017
Operating revenues	$187,787	$203,418	$215,008	$203,312	$809,525
Operations and maintenance expense	69,128	70,853	67,982	79,243	287,206
Operating income	69,896	84,612	97,486	76,973	328,967
Net income	49,072	60,968	76,225	53,473	239,738
Basic net income per common share	0.28	0.34	0.43	0.30	1.35
Diluted net income per common share	0.28	0.34	0.43	0.30	1.35
Dividend paid per common share	0.1913	0.1913	0.2047	0.2047	0.7920
Dividend declared per common share	0.1913	0.1913	0.2047	0.2047	0.7920
Price range of common stock:
high	32.32	34.41	34.66	39.55	39.55
low	29.41	31.18	32.30	33.12	29.41

2016
Operating revenues	$192,607	$203,876	$226,593	$196,799	$819,875
Operations and maintenance expense	73,541	73,994	79,812	77,550	304,897
Operating income	72,331	83,493	97,799	71,962	325,585
Net income	51,737	59,626	73,170	49,649	234,182
Basic net income per common share	0.29	0.34	0.41	0.28	1.32
Diluted net income per common share	0.29	0.33	0.41	0.28	1.32
Dividend paid per common share	0.178	0.178	0.1913	0.1913	0.7386
Dividend declared per common share	0.178	0.178	0.1913	0.1913	0.7386
Price range of common stock:
high	32.44	35.66	35.83	31.29	35.83
low	28.35	30.31	29.53	28.03	28.03

High and low prices of the Company’s common stock are as reported on the New York Stock Exchange.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In assessing the effectiveness of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  As a result of management’s assessment and based on the criteria in the framework, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

(c) Attestation Report of the Registered Public Accounting Firm – The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Changes in Internal Control Over Financial Reporting – No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing in the sections captioned Information Regarding Nominees and Directors,  Corporate Governance – Code of Ethics, – Board and Board Committees, and Section 16(a) Beneficial Ownership Reporting Compliance of the definitive Proxy Statement relating to our 2018, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Form 10-K), is incorporated by reference herein.

We make available free of charge within the Corporate Governance portion of the investor relations section of our web site, at www.aquaamerica.com, our Corporate Governance Guidelines, the Charters of each Committee of our Board of Directors, and our Code of Ethical Business Conduct (the “Code of Ethics”).  Amendments to the Code of Ethics, and any grant of a waiver from a provision of the Code requiring disclosure under applicable rules of the SEC, will be disclosed on our web site.  The reference to our web site is intended to be an inactive textual reference only, and the contents of such web site are not incorporated by reference herein and should not be considered part of this or any other report that we file with or furnish to the SEC.

Our Executive Officers

The following table and the notes thereto set forth information with respect to our executive officers, including their names, ages, positions with Aqua America and business experience during the last five years:

Name	Age	Position with Aqua America (1)
Christopher H. Franklin	52

Chairman (January 2018 to present); President and Chief Executive Officer (July 2015 to present); Executive Vice President and President and Chief Operating Officer, Regulated Operations (January 2012 to July 2015); Regional President – Midwest and Southern Operations and Senior Vice President, Corporate and Public Affairs (January 2010 to January 2012); Regional President, Aqua America – Southern Operations and Senior Vice President, Public Affairs and Customer Operations (February 2007 to January 2010); Vice President, Public Affairs and Customer Operations (May 2005 to February 2007); Vice President, Corporate and Public Affairs (February 1997 to May 2005); Manager Corporate and Public Affairs (December 1992 to February 1997)

David P. Smeltzer	59

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

Richard S. Fox	56

Chief Operating Officer (July 2015 to present); Regional President, Regulated Utilities (January 2012 to July 2015); President Aqua Utilities, Florida, Inc. (August 2011 to January 2012); Vice President, Customer Service (June 2002 to August 2011)

Christopher P. Luning	50

Senior Vice President, General Counsel, and Secretary (April 2012 to present); Vice President Corporate Development and Corporate Counsel (June 2008 to April 2012); Vice President and Deputy General Counsel (May 2005 to June 2008); Assistant General Counsel (March 2003 to May 2005)

William C. Ross	72

Senior Vice President, Engineering and Environmental Affairs (January 2012 to present); Vice President, Engineering and Environmental Affairs (February 2001 to January 2012); Senior Manager Planning and Engineering Philadelphia Suburban Water Company (February 1998 to February 2001)

Robert A. Rubin	55

Senior Vice President, Controller and Chief Accounting Officer (January 2012 to present); Vice President, Controller and Chief Accounting Officer (May 2005 to January 2012); Controller and Chief Accounting Officer (March 2004 to May 2005); Controller (March 1999 to March 2004); Assistant Controller (June 1994 to March 1999); Accounting Manager (June 1989 to June 1994)

Daniel J. Schuller	48	Executive Vice President, Strategy and Corporate Development (July 2015 to present); Investment Principal – J.P. Morgan Asset Management – Infrastructure Investments Group (2007 to 2015)

Prior to January 16, 2004, Aqua Pennsylvania was known as Philadelphia Suburban Water Company.

(1)

In addition to the capacities indicated, the individuals named in the above table hold other offices or directorships with subsidiaries of the Company. Officers serve at the discretion of the Board of Directors.

Item 11.	Executive Compensation

The information appearing in the sections captioned Executive Compensation and Director Compensation of the definitive Proxy Statement relating to our 2018 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Stock - The information appearing in the section captioned Ownership of Common Stock of the Proxy Statement relating to our 2018 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Securities Authorized for Issuance under Equity Compensation Plans - The following table provides information for our equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	943,452 (1)	$19.83 (2)	3,720,624
Equity compensation plans not approved by security holders	-	-	-
Total	943,452	19.83	3,720,624

(1)

Consists of 364,932 shares issuable upon exercise of outstanding options, 461,733 shares issuable upon conversion of outstanding performance share units, and 116,787 shares issuable upon conversion of outstanding restricted share units.

(2)	Calculated based upon outstanding options of 364,932 shares of our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in the sections captioned Corporate Governance – Director Independence and  – Policies and Procedures For Approval of Related Person Transactions of the definitive Proxy Statement relating to our 2018 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information appearing in the section captioned Proposal No. 2 – Services and Fees of the definitive Proxy Statement relating to our 2018 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, is incorporated by reference herein.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Aqua America, Inc., dated as of May 10, 2012	8-K	001-06659	3.1	May 11, 2012
3.2	Amended and Restated Bylaws of Aqua America, Inc. (as amended effective as of May 10, 2012)	8-K	001-06659	3.2	May 11, 2012
4.1.1	Indenture of Mortgage dated as of January 1, 1941 between Aqua Pennsylvania, Inc. (f/k/a Philadelphia Suburban Water Company) and The Bank of New York Mellon Trust Company, as successor trustee to First Pennsylvania Bank, N.A. (f/k/a The Pennsylvania Company for Insurance on Lives and Granting Annuities)	10-K	001-06659	4.1.1	February 26, 2016
4.1.2	Twenty-fourth Supplemental Indenture dated as of June 1, 1988	10-K	001-06659	4.1.2	February 26, 2016
4.1.3	Twenty-sixth Supplemental Indenture dated as of November 1, 1991	10-K	001-06659	4.1.3	February 26, 2016
4.1.4	Twenty-ninth Supplemental Indenture dated as of March 30, 1995	10-Q	001-06659	4.17	May 10, 1995
4.1.5	Thirty-third Supplemental Indenture, dated as of November 15, 1999	10-K	001-06659	4.27	March 29, 2000
4.1.6	Thirty-fifth Supplemental Indenture, dated as of January 1, 2002	10-K	001-06659	4.22	March 20, 2002
4.1.7	Forty-second Supplemental Indenture, dated as of December 1, 2007	10-K	001-06659	4.36	February 27, 2008
4.1.8	Forty-third Supplemental Indenture, dated as of December 1, 2008	10-K	001-06659	4.37	February 27, 2009
4.1.9	Forty-fourth Supplemental Indenture, dated as of July 1, 2009	10-Q	001-06659	4.38	August 6, 2009
4.1.10	Forty-fifth Supplemental Indenture, dated as of October 15, 2009	10-K	001-06659	4.39	February 26, 2010
4.1.11	Forty-sixth Supplemental Indenture, dated as of October 15, 2010	10-K	001-06659	4.35	February 25, 2011
4.1.12	Forty-seventh Supplemental Indenture, dated as of October 15, 2012	10-K	001-06659	4.24	February 28, 2013
4.1.13	Forty-eighth Supplemental Indenture, dated as of October 1, 2013	10-K	001-06659	4.1.17	March 3, 2014
4.1.14	Form of Supplemental Indenture during and after 2014	10-K	001-06659	4.1.15	February 26, 2016
4.1.14.1	Schedule of Outstanding Supplemental Indentures during and after 2014	^	^	^	^

4.2	Note Purchase Agreement, dated July 31, 2003, by and among the Aqua America, Inc. and the note purchasers thereto	10-Q	001-06659	4.27	November 13, 2003
4.3	Bond Purchase Agreement, dated December 12, 2007, by and among the Montgomery County Industrial Development Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC	10-K	001-06659	10.34	February 27, 2008
4.4	Bond Purchase Agreement, dated December 4, 2008, by and among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc. and Sovereign Securities Corporation, LLC	10-K	001-06659	10.35	February 27, 2009
4.5	Bond Purchase Agreement, dated June 30, 2009, by and among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., and Janney Montgomery Scott LLC	10-Q	001-06659	10.52	August 6, 2009
4.6	Bond Purchase Agreement , dated October 20, 2009, by and among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., Janney Montgomery Scott LLC, and PNC Capital Markets LLC	10-K	001-06659	10.59	February 26, 2010
4.7	Bond Purchase Agreement, dated October 27, 2010, by and among the Pennsylvania Economic Development Financing Authority, Aqua Pennsylvania, Inc., Jeffries and Company, Inc., PNC Capital Markets LLC, and TD Securities (USA) LLC	10-K	001-06659	10.51	February 25, 2011
4.8	Bond Purchase Agreement , dated November 8, 2012, by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association, John Hancock Life Insurance Company, John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, Minnesota Life Insurance Company, United Health Care Insurance Company, American Republic Insurance Company, Western Fraternal Life Association	10-K	001-06659	10.54	February 28, 2013

4.9	Bond Purchase Agreement, dated October 24, 2013, by and among Aqua Pennsylvania, Inc., John Hancock Life Insurance Company (U.S.A), John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Thrivent Financial for Lutherans, United Insurance Company of America, Equitable Life & Casualty Insurance Company, Catholic United Financial, and Great Western Insurance Company	10-K	001-06659	10.45	March 3, 2014
4.10	Bond Purchase Agreement, dated December 29, 2014, by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), Phoenix Life Insurance Company, PHL Variable Insurance Company, United of Omaha Life Insurance Company, Mutual of Omaha Insurance Company, and Companion Life Insurance Company	10-K	001-06659	10.58	February 27, 2015
4.11	Bond Purchase Agreement, dated December 3, 2015 by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), The Lincoln National Life Insurance Company, Teachers Insurance And Annuity Association Of America, CMFG Life Insurance Company, Genworth Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, United Of Omaha Life Insurance Company, The State Life Insurance Company, Pioneer Mutual Life Insurance Company, MONY Life Insurance Company	10-K	001-06659	4.12	February 26, 2016
4.12	Note Purchase Agreement, dated November 3, 2016, by and among Aqua America Inc. and the note purchasers thereto	10-K	001-06659	4.13	February 24, 2017
4.13	Bond Purchase Agreement, dated December 15, 2016 by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association of America, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, John Hancock Life Insurance Company, American Equity Investment Life Insurance Company, Genworth Life and Annuity Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, American United Life Insurance Company, The State Life Insurance Company, and Pioneer Mutual Life Insurance Company	10-K	001-06659	4.14	February 24, 2017
4.14	Bond Purchase Agreement, dated July 10, 2017 by and among Aqua Illinois, Inc., Teachers Insurance and Annuity Association of America	10-Q	001-06659	4.1	November 2, 2017

4.15	Bond Purchase Agreement, dated July 20, 2017 by and among Aqua Pennsylvania, Inc., New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3), New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3-2)	10-Q	001-06659	4.2	November 2, 2017
10.1	Revolving Credit Agreement, dated as of March 23, 2012, between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, and Huntington National Bank	10-Q	001-06659	10.60	May 7, 2012
10.1.1	First Amendment to Revolving Credit Agreement , dated as of January 31, 2013, between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, and Huntington National Bank	10-Q	001-06659	10.53	November 6, 2014
10.1.2	Second Amendment to Revolving Credit Agreement, dated as of August 20, 2014, between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, and Huntington National Bank	10-Q	001-06659	10.54	November 6, 2014
10.1.3	Third Amendment to Revolving Credit Agreement, dated as of February 24, 2016, between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, Huntingdon National Bank, and Bank of America, N.A.	10-Q	001-06659	10.2.3	May 6, 2016
10.1.4	Amended and Restated Revolving Credit Agreement, dated as of November 17, 2016 between Aqua Pennsylvania and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank	10-K	001-06659	10.2.4	February 24, 2017
10.1.5

First Amendment to Revolving Credit Agreement, dated as of November 16, 2017 between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank of Pennsylvania, TD Bank, N.A., and Huntington National Bank

		^	^	^	^
10.2	Aqua America, Inc. Deferred Compensation Plan Master Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996*	10-K	001-06659	10.24	March 25, 1997
10.2.1	Amendment 2008-1 to the Aqua America, Inc. Deferred Compensation Plan Master Trust Agreement, dated as of December 15, 2008*	10-K	001-06659	10.50	February 27, 2009
10.3	Aqua America, Inc. 2009 Executive Deferral Plan (as amended and restated effective January 1, 2009)*	S-8	333-156047	4.1	December 10, 2008
10.4	Aqua America, Inc. Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2011)*	10-K	001-06659	10.58	February 27, 2012
10.5	Aqua America. Inc. Dividend Reinvestment and Direct Stock Purchase Plan*	S-3ASR	333-219545	N/A	July 28, 2017

10.6	Aqua America, Inc. 2004 Equity Compensation Plan (as amended and restated as of January 1, 2009)*	10-K	001-06659	10.36	February 27, 2009
10.6.1	Form of Incentive Stock Option and Dividend Equivalent Grant Agreement*	10-K	001-06659	10.49	February 27, 2009
10.6.2	Form of Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements for executive officers *	10-K	001-06659	10.8.2	February 26, 2016
10.7	Aqua America, Inc. 2009 Omnibus Equity Compensation Plan (as amended effective February 22, 2017) *	10-K	001-06659	10.8	February 24, 2017
10.7.1	Form of Performance-Based Share Unit Grant for Chief Executive Officer*	10-K	001-06659	10.9.1	February 26, 2016
10.7.2	Performance-Based Share Unit Grant Terms and Conditions for Chief Executive Officer*	10-Q	001-06659	10.51(B)	May 8, 2014
10.7.3	Form of Performance-Based Share Unit Grant for all other executive officers*	10-Q	001-06659	10.36	May 6, 2015
10.7.4	Performance-Based Share Unit Grant Terms and Conditions for all other executive officers*	10-Q	001-06659	10.37	May 6, 2015
10.7.5	Form of Restricted Stock Unit Grant for Chief Executive Officer*	10-K	001-06659	10.9.5	February 26, 2016
10.7.6	Restricted Stock Unit Grant Terms and Conditions for Chief Executive Officer*	10-Q	001-06659	10.52(B)	May 8, 2014
10.7.7	Form of Restricted Stock Unit Grant for all other executive officers*	10-Q	001-06659	10.40	May 6, 2015
10.7.8	Restricted Stock Unit Grant Terms and Conditions for all other executive officers*	10-Q	001-06659	10.41	May 6, 2015
10.7.9	Performance-Based Share Unit Grant Terms and Conditions*	10-Q	001-06659	10.1	May 4, 2017
10.7.10	Restricted Stock Unit Grant Terms and Conditions for Chief Executive Officer*	10-Q	001-06659	10.2	May 4, 2017
10.7.11	Restricted Stock Unit Grant Terms and Conditions for all other executive officers*	10-Q	001-06659	10.3	May 4, 2017
10.7.12	Stock Option Grant Terms and Conditions*	10-Q	001-06659	10.4	May 4, 2017
10.8	Aqua America, Inc. 2012 Employee Stock Purchase Plan*	10-K	001-06659	10.10	February 26, 2016
10.9	Aqua America, Inc. and Subsidiaries Annual Cash Incentive Compensation Plan (adopted February 26, 2013)*	10-K	001-06659	10.56	February 28, 2013
10.10	Form of Change in Control Agreement between the Company and executive officers*	10-Q	001-06659	10.1	November 6, 2015
10.10.1	Schedule of Change in Control Agreement between the Company and executive officers*	10-K	001-06659	10.12.1	February 26, 2016
10.11	Change in Control Agreement, dated December 31, 2008, between Aqua America, Inc. and Christopher H. Franklin*	10-K	001-06659	10.46	February 27, 2009
10.12	Non-Employee Directors’ Compensation for 2016*	10-K	001-06659	10.16	February 26, 2016
10.13	Employment Agreement, dated June 2, 2015, between Aqua America, Inc. and Christopher Franklin*	8-K	001-06659	10.1	June 3, 2015
10.14	Non-Employee Directors’ Compensation effective January 1, 2018*	8-K	001-06659	10.1	December 15, 2017

21.1	Subsidiaries of Aqua America, Inc.	^	^	^	^
23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP	^	^	^	^
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
101.INS	XBRL Instance Document	^	^	^	^
101.SCH	XBRL Taxonomy Extension Schema Document	^	^	^	^
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	^	^	^	^
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	^	^	^	^
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	^	^	^	^
101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document	^	^	^	^

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

AQUA AMERICA, INC.

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and Chief Executive Officer

Date:  February 28,  2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant on February 28,  2018 in the capacities indicated below.

Signature	Title

/s/ Christopher H. Franklin
Christopher H. Franklin	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ David P. Smeltzer
David P. Smeltzer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert A. Rubin
Robert A. Rubin	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Carolyn J. Burke
Carolyn J. Burke	Director

/s/ Nicholas DeBenedictis
Nicholas DeBenedictis	Chairman Emeritus and Director

/s/ Richard H. Glanton
Richard H. Glanton	Director

/s/ William P. Hankowsky
William P. Hankowsky	Director

/s/ Daniel J. Hilferty
Daniel J. Hilferty	Director

/s/ Wendell F. Holland
Wendell F. Holland	Director

/s/ Ellen T. Ruff
Ellen T. Ruff	Director

Aqua America, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Balance Sheets

(In thousands of dollars)

	December 31,
	2017	2016
Assets
Current assets:
Accounts receivable, net	$139	$441
Accounts receivable - affiliates	55,108	60,264
Prepayments and other current assets	3,578	3,782
Total current assets	58,825	64,487

Deferred charges and other assets, net	29,397	22,231
Notes receivable - affiliates	329,738	345,149
Deferred income tax asset	32,782	67,508
Investment in subsidiaries	2,213,102	2,029,395
Total assets	$2,663,844	$2,528,770
Liabilities and Equity
Stockholders' equity	$1,957,621	$1,850,068

Long-term debt, excluding current portion, net of debt issuance costs	497,958	483,817

Current liabilities:
Current portion of long-term debt	30,800	26,050
Accrued interest	3,267	3,469
Accounts payable - affiliates	34,537	23,582
Other accrued liabilities	9,329	10,707
Total current liabilities	77,933	63,808

Other liabilities	130,332	131,077
Total liabilities and equity	$2,663,844	$2,528,770

The accompanying condensed notes are an integral part of these condensed financial statements.

Aqua America, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

	Years ended December 31,
	2017	2016	2015
Other income	$1,629	$3,301	$3,034
Operating expense and other expenses	53	4,569	1,440
Operating income (loss)	1,576	(1,268)	1,594
Interest expense, net	5,210	2,901	1,833
Gain on sale of other asset	-	(87)	-
Loss before equity in earnings of subsidiaries and income taxes	(3,634)	(4,082)	(239)
Equity in earnings of subsidiaries	244,327	236,309	201,003
Income before income taxes	240,693	232,227	200,764
Provision for income taxes	955	(1,955)	(1,026)
Net income	$239,738	$234,182	$201,790

Comprehensive income	$239,929	$234,164	$201,689

Net income per common share:
Basic	$1.35	$1.32	$1.14
Diluted	$1.35	$1.32	$1.14

Average common shares outstanding during the period:
Basic	177,612	177,273	176,788
Diluted	178,175	177,846	177,517

The accompanying condensed notes are an integral part of these condensed financial statements.

Aqua America, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Cash Flows

(In thousands of dollars)

	Years ended December 31,
	2017	2016	2015
Net cash flows from operating activities	$98,821	$84,649	$152,916
Cash flows from investing activities:
Acquisitions of utility systems and other, net	(220)	(3,713)	(26,722)
Net proceeds from the sale of utility systems and other assets	-	205	-
Decrease (increase) in investment of subsidiary	20,021	(26,470)	(27,596)
Other	1,811	204	(1,031)
Net cash flows from (used in) investing activities	21,612	(29,774)	(55,349)
Cash flows from financing activities:
Proceeds from long-term debt	286,969	418,957	298,879
Repayments of long-term debt	(268,050)	(346,050)	(259,158)
Proceeds from issuing common stock	1,453	1,388	677
Proceeds from exercised stock options	2,873	4,260	7,540
Share-based compensation windfall tax benefits	-	1,332	1,843
Repurchase of common stock	(2,167)	(3,028)	(25,247)
Dividends paid on common stock	(140,660)	(130,923)	(121,248)
Other	(851)	(811)	(853)
Net cash flows used in financing activities	(120,433)	(54,875)	(97,567)
Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents at beginning of year	-	-	-
Cash and cash equivalents at end of year	$-	$-	$-

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

As of December 31, 2017 and 2016, the Parent had a current accounts receivable – affiliates balance of $55,108 and $60,264.  As of December 31, 2017 and 2016, the Parent had a notes receivable – affiliates balance of $329,738 and $345,149.  The changes in these balances represent non-cash adjustments that are recorded through the Parent’s investment in subsidiaries.

In the ordinary course of business, the Parent indemnifies a third-party for surety bonds issued on behalf of subsidiary companies, guarantees the performance of one of its regulated utilities in a jurisdiction that requires such guarantees, and guarantees several projects associated with the treatment of water in a jurisdiction.

Note 2 – Dividends from subsidiaries – Dividends in the amount of $51,100,  $45,750,  and $74,866 were paid to the Parent by its wholly-owned subsidiaries during the years ended December 31, 2017, 2016, and 2015, respectively.

Note 3 – Long-term debt – the Parent has long-term debt under unsecured note purchase agreements with investors in addition to its $250,000 revolving credit agreement.  Excluding amounts due under the revolving credit agreement, the debt maturities of the Parent’s long-term debt are as follows:

Year	Debt Maturity
2018	$30,800
2019	50,000
2020	28,200
2021	17,250
2022	17,250
Thereafter	325,800