Form 10-Q
period 2018-03-31
AQUA AMERICA INC
filed 2018-05-09
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

April 30,  2018:  177,897,654

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Assets	2018	2017
Property, plant and equipment, at cost	$7,088,016	$7,003,993
Less: accumulated depreciation	1,627,797	1,604,133
Net property, plant and equipment	5,460,219	5,399,860

Current assets:
Cash and cash equivalents	3,202	4,204
Accounts receivable and unbilled revenues, net	91,818	98,596
Inventory, materials and supplies	15,290	14,361
Prepayments and other current assets	12,274	12,542
Assets held for sale	1,558	1,543
Total current assets	124,142	131,246

Regulatory assets	731,417	713,971
Deferred charges and other assets, net	38,696	38,485
Investment in joint venture	7,004	6,671
Goodwill	42,230	42,230
Total assets	$6,403,708	$6,332,463
Liabilities and Equity
Stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 180,955,861 and 180,700,251 as of March 31, 2018 and December 31, 2017	$90,478	$90,350
Capital in excess of par value	809,624	807,135
Retained earnings	1,147,828	1,132,556
Treasury stock, at cost, 3,058,248 and 2,986,308 shares as of March 31, 2018 and December 31, 2017	(75,771)	(73,280)
Accumulated other comprehensive income	-	860
Total stockholders' equity	1,972,159	1,957,621

Long-term debt, excluding current portion	2,084,283	2,029,358
Less: debt issuance costs	21,217	21,605
Long-term debt, excluding current portion, net of debt issuance costs	2,063,066	2,007,753
Commitments and contingencies (See Note 14)

Current liabilities:
Current portion of long-term debt	103,832	113,769
Loans payable	20,342	3,650
Accounts payable	40,211	59,165
Book overdraft	12,685	21,629
Accrued interest	24,624	21,359
Accrued taxes	22,971	23,764
Other accrued liabilities	34,470	41,152
Total current liabilities	259,135	284,488

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	786,014	769,073
Customers' advances for construction	90,599	93,186
Regulatory liabilities	543,449	541,910
Other	107,746	107,341
Total deferred credits and other liabilities	1,527,808	1,511,510

Contributions in aid of construction	581,540	571,091
Total liabilities and equity	$6,403,708	$6,332,463

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Operating revenues	$194,347	$187,787

Operating expenses:
Operations and maintenance	73,946	67,890
Depreciation	35,967	33,837
Amortization	130	189
Taxes other than income taxes	14,967	14,737
Total operating expenses	125,010	116,653

Operating income	69,337	71,134

Other expense (income):
Interest expense, net	23,471	21,326
Allowance for funds used during construction	(2,867)	(3,193)
Gain on sale of other assets	(196)	(269)
Equity (earnings) loss in joint venture	(382)	30
Other	603	1,238
Income before income taxes	48,708	52,002
Provision for income tax (benefit) expense	(2,131)	2,930
Net income	$50,839	$49,072

Net income per common share:
Basic	$0.29	$0.28
Diluted	$0.29	$0.28

Average common shares outstanding during the period:
Basic	177,801	177,479
Diluted	178,238	177,969

Cash dividends declared per common share	$0.2047	$0.1913

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Net income	$50,839	$49,072
Other comprehensive income, net of tax:
Unrealized holding gain on investments, net of tax expense of $31 for the three months ended March 31, 2017	-	58
Comprehensive income	$50,839	$49,130

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		March 31,	December 31,
		2018	2017
Stockholders' equity:
Common stock, $.50 par value		$90,478	$90,350
Capital in excess of par value		809,624	807,135
Retained earnings		1,147,828	1,132,556
Treasury stock, at cost		(75,771)	(73,280)
Accumulated other comprehensive income		-	860
Total stockholders' equity		1,972,159	1,957,621

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	4,148	4,196
1.00% to 1.99%	2019 to 2035	12,626	12,914
2.00% to 2.99%	2019 to 2033	18,817	19,254
3.00% to 3.99%	2019 to 2056	474,525	475,232
4.00% to 4.99%	2020 to 2057	631,513	631,599
5.00% to 5.99%	2019 to 2043	205,445	205,578
6.00% to 6.99%	2018 to 2036	44,000	44,000
7.00% to 7.99%	2022 to 2027	32,146	32,335
8.00% to 8.99%	2021 to 2025	5,968	6,092
9.00% to 9.99%	2018 to 2026	25,700	25,700
10.00% to 10.99%	2018	6,000	6,000
		1,460,888	1,462,900

Notes payable to bank under revolving credit agreement, variable rate, due 2021		117,000	60,000
Unsecured notes payable:
Bank notes at 1.975% and 2.48% due 2018 and 2019		100,000	100,000
Notes at 3.01% and 3.59% due 2027 and 2041		245,000	245,000
Notes ranging from 4.62% to 4.87%, due 2018 through 2024		122,800	122,800
Notes ranging from 5.20% to 5.95%, due 2018 through 2037		142,427	152,427
Total long-term debt		2,188,115	2,143,127

Current portion of long-term debt		103,832	113,769
Long-term debt, excluding current portion		2,084,283	2,029,358
Less: debt issuance costs		21,217	21,605
Long-term debt, excluding current portion, net of debt issuance costs		2,063,066	2,007,753

Total capitalization		$4,035,225	$3,965,374

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive
	Stock	Par Value	Earnings	Stock	Income	Total
Balance at December 31, 2017	$90,350	$807,135	$1,132,556	$(73,280)	$860	$1,957,621
Net income	-	-	50,839	-	-	50,839
Dividends	-	-	(36,386)	-	-	(36,386)
Sale of stock (11,252 shares)	6	355	-	-	-	361
Repurchase of stock (71,940 shares)	-	-	-	(2,491)	-	(2,491)
Equity compensation plan (181,670 shares)	91	(91)	-	-	-	-
Exercise of stock options (62,688 shares)	31	979	-	-	-	1,010
Stock-based compensation	-	1,443	(41)	-	-	1,402
Cumulative effect of change in accounting principle - financial instruments	-	-	860	-	(860)	-
Other	-	(197)	-	-	-	(197)
Balance at March 31, 2018	$90,478	$809,624	$1,147,828	$(75,771)	$-	$1,972,159

Refer to Note 15 - Recent Accounting Pronouncements for a discussion of the cumulative effect of change in accounting principle - financial instruments
See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$50,839	$49,072
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	36,097	34,026
Deferred income taxes	(2,849)	2,681
Provision for doubtful accounts	896	1,111
Stock-based compensation	1,444	1,312
Loss on sale of market-based business unit	-	278
Gain on sale of other assets	(196)	(269)
Net change in receivables, inventory and prepayments	5,402	5,729
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(996)	(4,519)
Pension and other postretirement benefits contributions	(5,217)	(7,711)
Other	2,934	(507)
Net cash flows from operating activities	88,354	81,203
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $782 and $721	(105,136)	(94,562)
Acquisitions of utility systems and other, net	(190)	(220)
Net proceeds from the sale of market-based business unit and other assets	174	639
Other	(75)	(171)
Net cash flows used in investing activities	(105,227)	(94,314)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	1,742	1,585
Repayments of customers' advances	(1,014)	(511)
Net proceeds of short-term debt	16,692	21,197
Proceeds from long-term debt	66,996	117,879
Repayments of long-term debt	(21,898)	(89,666)
Change in cash overdraft position	(8,944)	(2,403)
Proceeds from issuing common stock	361	360
Proceeds from exercised stock options	1,010	1,536
Repurchase of common stock	(2,491)	(2,053)
Dividends paid on common stock	(36,386)	(33,945)
Other	(197)	(206)
Net cash flows from financing activities	15,871	13,773
Net change in cash and cash equivalents	(1,002)	662
Cash and cash equivalents at beginning of period	4,204	3,763
Cash and cash equivalents at end of period	$3,202	$4,425

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$23,629	$27,084
Non-cash customer advances and contributions in aid of construction	4,979	4,282

See notes to consolidated financial statements beginning on page 8 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at March 31, 2018, the consolidated statements of net income and comprehensive income for the three months ended March 31, 2018 and 2017 the consolidated statements of cash flow for the three months ended March 31, 2018 and 2017, and the consolidated statement of equity for the three months ended March 31, 2018 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present a  fair statement of its consolidated financial position, consolidated changes in equity, consolidated results of operations, and consolidated cash flow for the periods presented.  Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.  The December 31, 2017 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2017 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.  Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated statements of net income as a result of the adoption, in the first quarter of 2018, of the Financial Accounting Standards Board’s (“FASB”) accounting guidance on the presentation of net periodic pension and postretirement benefit cost (refer to Note 15 – Recent Accounting Pronouncements).

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

There have been no changes to the summary of significant accounting policies, other than as described in Note 2 – Revenue Recognition as a result of the adoption of a new accounting pronouncement adopted on January 1, 2018, previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The Company recognizes  revenue as water and wastewater services are provided to our customers, which happens over time as the service is delivered and the performance obligation is satisfied.  The Company’s utility revenues recognized in an accounting period include amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the last billing to the end of the accounting period.  Unbilled amounts are calculated by deriving estimates based on average usage of the prior month.  The Company’s actual results could differ from these estimates, which would result in operating revenues being adjusted in the period that the revision to our estimates is determined.  Unbilled amounts are included in accounts receivable and unbilled revenues, net on the consolidated balance sheet.

Generally, payment is due within 30 days once a bill is issued to a customer.  Sales tax and other taxes we collect on behalf of government authorities, concurrent with our revenue-producing activities, are primarily excluded from revenue.  The Company has determined that its revenue recognition is not materially different under the FASB’s new accounting standard for revenue from contracts with customer, and has not made any changes to our accounting policy.  The Company’s revenues are being reported identical to how they were reported under the FASB’s former accounting standard for revenue recognition.  The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended
	March 31,2018
	Water Revenues	Wastewater Revenues	Other Revenues
Regulated:
Residential	$113,837	$17,532	$-
Commercial	30,342	2,888	-
Fire protection	7,938	-	-
Industrial	6,360	463	-
Other water	11,021	-	-
Other wastewater	-	791	-
Other utility	-	-	2,335
Regulated segment total	169,498	21,674	2,335
Other and eliminations	-	-	840
Consolidated	$169,498	$21,674	$3,175

Regulated Segment Revenues – These revenues are composed of three main categories:  water, wastewater, and other.  Water revenues represent revenues earned for supplying customers with water service.  Wastewater revenues represent revenues earned for treating wastewater and releasing it into the water supply.  Other revenues are associated fees that relate to the regulated business but are not water and wastewater revenues.  See description below for a discussion on the performance obligation for each of these revenue streams.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Tariff Revenues – These revenues are categorized by customer class:  residential, commercial, fire protection, industrial, and other water and other wastewater.  The rates that generate these revenues are approved by the respective state utility commission, and revenues are billed cyclically and accrued for when unbilled.  Other water and other wastewater revenues consist primarily of fines, penalties, surcharges, and availability lot fees.  Our performance obligation for tariff revenues is to provide potable water or wastewater treatment service to customers.  This performance obligation is satisfied over time as the services are rendered.

Other Utility Revenues – Other utility revenues represent revenues earned primarily from:  antenna revenues, which represent fees received from telecommunication operators that have put cellular antennas on our water towers, operation and maintenance and billing contracts, which represent fees earned from municipalities for our operation of their water or wastewater treatment services or performing billing services, and fees earned from developers for accessing our water mains.  The performances obligations vary for these revenues, but all are primarily recognized over time as the service is delivered.

Other and Eliminations – Other and eliminations consist of our market-based revenues, which comprises:   Aqua Infrastructure and Aqua Resources (described below), and intercompany eliminations for revenue billed between our subsidiaries.

Aqua Infrastructure is the holding company for our 49% investment in a joint venture that operates a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale of north central Pennsylvania.  The joint venture earns revenues through providing non-utility raw water supply services to companies which enter into a water supply contract in the natural gas drilling industry.  The performance obligation is to deliver non-potable water to its customers.  Aqua Infrastructure’s share of the revenues recognized by the joint venture is reflected, net, in equity earnings in joint venture on our consolidated statements of net income.

Aqua Resources earns revenues by providing non-regulated water and wastewater services through operating and maintenance contracts, and third party water and sewer line repair service.  The performance obligations are performing agreed upon services in the contract, most commonly operation of third party water or wastewater treatment services, or billing services, or allowing the use of our logo to a third party water and sewer line repair service.  Revenues are primarily recognized over time as service is delivered.

Note 3 –  Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2017	$37,389	$4,841	$42,230
Goodwill acquired	-	-	-
Balance at March 31, 2018	$37,389	$4,841	$42,230

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 4 –  Acquisitions

During the first three months of 2018, the Company completed three acquisitions of water and wastewater utility systems in various states adding 448 customers.  The total purchase price of these utility systems consisted of $190 in cash.  The purchase price allocation for these acquisition consisted primarily of acquired property, plant and equipment.  The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

During 2017, the Company completed four acquisitions of water and wastewater utility systems in various states adding 1,003 customers.  The total purchase price of these utility systems consisted of $5,860 in cash, which resulted in $72 of goodwill being recorded.  The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

As part of the Company’s growth-through-acquisition strategy, the Company has entered into purchase agreements to acquire the water or wastewater utility system assets of six municipalities for a total combined purchase price in cash of $150,700, which we plan to finance by the issuance of long-term debt.  The purchase price for these pending acquisitions is subject to certain adjustments at closing, and the pending acquisitions are subject to regulatory approvals, including the final determination of the fair value of the rate base acquired.  Closings for these acquisitions are expected to occur by the end of 2018, subject to the timing of the regulatory approval process.  These acquisitions are expected to add approximately 16,325 customers in two of the states that the Company operates in.

Note 5 –  Assets Held for Sale

In the first quarter of 2017, the Company decided to market for sale a water system that serves approximately 265 customers.  This water system is reported as assets held for sale in the Company’s consolidated balance sheet.

]

Note 6  –Financial Instruments

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended March 31, 2018.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions.    As of March 31, 2018 and December 31, 2017, the carrying amount of the Company’s loans payable was $20,342 and $3,650, respectively, which equates to their estimated fair value.  The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions.  As of March 31, 2018 and December 31, 2017, the carrying amount of these securities was $21,576 and $21,776,  which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.  The fair value of cash and cash equivalents, which is comprised of uninvested cash, is determined based on the net asset value per unit utilizing Level 1 methods and assumptions.  As of March 31, 2018 and December 31, 2017, the carrying amounts of the Company's cash and cash equivalents was $3,202 and $4,204, respectively, which equates to their fair value.

Unrealized gain and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

Three Months Ended
March 31,
2018
Net loss recognized during the period on equity securities	$21
Less: net gain / loss recognized during the period on equity securities sold during the period	-
Unrealized loss recognized during the reporting period on equity securities still held at the reporting date	$21

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The net loss recognized on equity securities is presented on the consolidated statements of net income on the line item “Other.”  Additionally, the unrealized gain recognized during the three months ended March 31, 2017, was reported on the consolidated statements of comprehensive income.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	March 31,	December 31,
	2018	2017
Carrying amount	$2,188,115	$2,143,127
Estimated fair value	2,235,447	2,262,785

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $90,599 as of March 31, 2018, and $93,186 as of December 31, 2017.  Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates.  Portions of these non-interest bearing instruments are payable annually through 2028 and amounts not paid by the respective contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Three Months Ended
	March 31,
	2018	2017
Average common shares outstanding during the period for basic computation	177,801	177,479
Dilutive effect of employee stock-based compensation	437	490
Average common shares outstanding during the period for diluted computation	178,238	177,969

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

For the three months ended March 31, 2018 and 2017, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods.

Note 8  –  Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan, as amended as of February 27, 2014 (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  No further grants may be made under the 2004 Plan.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 3,125,000 shares under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the 2009 Plan.  During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the 2009 Plan.  Awards to employees and consultants under the 2009 Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors.  In the case of awards to non-employee directors, the Board of Directors makes such awards.  At March 31, 2018,  3,454,922 shares were still available for issuance under the 2009 Plan.

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

	Three Months Ended
	March 31,
	2018	2017
Stock-based compensation within operations and maintenance expenses	$859	$870
Income tax benefit	241	353

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the PSU transactions for the three months ended March 31, 2018:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	452,333	$26.16
Granted	87,593	37.65
Performance criteria adjustment	(33,109)	29.71
Forfeited	(5,522)	29.59
Share units vested in prior period and issued in current period	9,400	26.54
Share units issued	(136,081)	31.70
Nonvested share units at end of period	374,614	26.48

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted during the three months ended March 31, 2018 and 2017 was $37.65 and $30.79, respectively.  The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months.  The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.  The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended
	March 31,
	2018	2017
Stock-based compensation within operations and maintenance expenses	$351	$281
Income tax benefit	100	116

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the RSU transactions for the three months ended March 31, 2018:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	116,787	$29.46
Granted	54,073	34.91
Stock units vested in prior period and issued in current period	1,467	31.47
Stock units vested and issued	(42,836)	26.39
Forfeited	-	-
Nonvested stock units at end of period	129,491	31.78

The per unit weighted-average fair value at the date of grant for RSUs granted during the three months ended March 31, 2018 and 2017 was $34.91 and $30.37, respectively.

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

	Three Months Ended
	March 31,
	2018	2017
Stock-based compensation within operations and maintenance expenses	$94	$30
Income tax benefit	58	92

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used in the application of this valuation model:

	2018	2017
Expected term (years)	5.46	5.45
Risk-free interest rate	2.72%	2.01%
Expected volatility	17.2%	17.7%
Dividend yield	2.37%	2.51%
Grant date fair value per option	$ 5.10	$ 4.07

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

The following table summarizes stock option transactions for the three months ended March 31, 2018:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	364,932	$19.83
Granted	160,859	34.51
Forfeited	(2,371)	30.47
Expired / Cancelled	(41)	30.47
Exercised	(62,688)	16.11
Outstanding at end of period	460,691	$25.40	6.2	$4,060

Exercisable at end of period	225,594	$17.24	2.6	$3,794

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

	Three Months Ended
	March 31,
	2018	2017
Stock-based compensation within operations and maintenance expenses	$140	$131
Income tax benefit	40	54

The following table summarizes stock award transactions for the three months ended March 31, 2018:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	4,130	33.90
Vested	(4,130)	33.90
Nonvested stock awards at end of period	-	$-

The per unit weighted-average fair value at the date of grant for stock awards granted during the three months ended March 31, 2018 and 2017 was $33.90 and $32.15, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 9  –  Pension Plans and Other Postretirement Benefits

The Company maintains a qualified defined benefit pension plan (the “Pension Plan”), a nonqualified pension plan, and other postretirement benefit plans for certain of its employees.  The net periodic benefit cost is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the Company’s employees, mortality, turnover, and medical costs.  The following tables provide the components of net periodic benefit cost:

	Pension Benefits
	Three Months Ended
	March 31,
	2018	2017
Service cost	$812	$794
Interest cost	2,874	3,108
Expected return on plan assets	(4,553)	(4,270)
Amortization of prior service cost	132	145
Amortization of actuarial loss	1,823	2,001
Net periodic benefit cost	$1,088	$1,778

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2018	2017
Service cost	$262	$255
Interest cost	708	737
Expected return on plan assets	(677)	(647)
Amortization of prior service cost	(127)	(127)
Amortization of actuarial loss	296	291
Net periodic benefit cost	$462	$509

The components of net periodic benefit cost other than service cost are presented on the consolidated statements of net income on the line item “Other.”

The Company made cash contributions of $5,198 to its Pension Plan during the first three months of 2018,  and intends to make additional cash contributions of $7,286 to the Pension Plan during the remainder of 2018.

Note 10 –  Water and Wastewater Rates

During the first three months of 2018, the Company’s operating divisions in Illinois and Ohio were granted base rate increases designed to increase total operating revenues on an annual basis by $8,640.  On April 6, 2018, the base rate case in Illinois was petitioned for a rehearing;  however, this petition was

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

denied on April 19, 2018.  The other parties to the case have thirty days to file an appeal.  The approved rates, for which we have billed $300 to date in March 2018, are in effect, but could be subject to refund if an appeal is granted.  Further, during the first three months of 2018, the Company’s operating divisions in Pennsylvania and North Carolina received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $9,731.

As of February 10, 2018, the Company has been billing interim rates in Virginia, which has a base rate case filing in progress.  As of March 31, 2018, $821 of billings is subject to refund pending the conclusion of the rate case.

Note 11 –  Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2018	2017
Property	$6,749	$6,785
Gross receipts, excise and franchise	3,265	3,175
Payroll	3,275	3,124
Regulatory assessments	627	629
Pumping fees	991	944
Other	60	80
Total taxes other than income	$14,967	$14,737

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$193,507	$840	$194,347	$186,349	$1,438	$187,787
Operations and maintenance expense	71,303	2,643	73,946	66,272	1,618	67,890
Depreciation	35,958	9	35,967	33,666	171	33,837
Amortization	88	42	130	209	(20)	189
Operating income (loss)	72,058	(2,721)	69,337	72,305	(1,171)	71,134
Interest expense, net	21,708	1,763	23,471	19,777	1,549	21,326
Allowance for funds used during construction	2,867	-	2,867	3,193	-	3,193
Income tax expense (benefit)	(643)	(1,488)	(2,131)	3,856	(926)	2,930
Net income (loss)	54,027	(3,188)	50,839	50,896	(1,824)	49,072
Capital expenditures	105,136	-	105,136	94,409	153	94,562

	March 31,	December 31,
	2018	2017
Total assets:
Regulated	$6,321,372	$6,236,109
Other	82,336	96,354
Consolidated	$6,403,708	$6,332,463

Note 13 –  Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of March 31, 2018, the aggregate amount of $20,231 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated.  For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Further, the Company has insurance coverage for certain of these loss contingencies, and as of March 31, 2018, estimates that approximately $8,231 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The Company’s reserve for these claims totaled $1,451 at March 31, 2018 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 14 –  Income Taxes

During the three months ended March 31, 2018, the Company’s Federal net operating loss (“NOL”) carryforward decreased by $6,760.  In addition, during the three months ended March 31, 2018, the Company’s state NOL carryforward increased by $3,866.  As of March 31, 2018, the balance of the Company’s Federal NOL was $56,542.  The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance.  As of March 31, 2018, the balance of the Company’s gross state NOL was $631,124, a portion of which is offset by a valuation allowance because the Company does not believe the state NOLs are more likely than not to be realized.  The Company’s Federal and state NOL carryforwards begin to expire in 2032 and 2023, respectively.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $64,814 and $85,380, respectively.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $121,356 and $716,504 respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

In accordance with a 2012 settlement agreement with the Pennsylvania Public Utility Commission, Aqua Pennsylvania expenses, for tax purposes, qualifying utility asset improvement costs, which results in a substantial reduction in income tax expense and greater net income and cash flows.  The Company’s effective income tax rate for the first quarter of 2018 and 2017 was -4.4% and 5.6%, respectively.

As of March 31, 2018,  the total gross unrecognized tax benefit was $18,143.   As a result of the regulatory treatment afforded for qualifying infrastructure improvements in Pennsylvania,  $24,834, if recognized, would affect the Company’s effective tax rate.  At December 31, 2017, the Company had unrecognized tax benefits of $17,583.

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

On December 22, 2017, President Trump signed the “Tax Cuts and Jobs Acts” (the “TCJA”) into law.  Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017.  The TCJA includes significant changes to the Code and the taxation of business entities, and includes specific provisions related to regulated public utilities.  Significant changes that

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

impact the Company included in the TCJA are a reduction in the corporate federal income tax rate from 35% to 21%, effective January 1, 2018, and a limitation of the utilization of NOLs arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward.  The specific TCJA provisions related to our regulated entities generally allow for the continued deductibility of interest expense, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017 and the continuation of certain rate normalization requirements for accelerated depreciation benefits.  Our market-based companies still qualify for 100% deductibility of qualifying property acquired after September 27, 2017.

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

The Company has completed or has made a reasonable estimate for the measurement and accounting of the effect of the TCJA which were reflected in the December 31, 2017 financial statements, which resulted in a decrease to the accumulated deferred income tax liability of $303,320.  Additionally, due to the reduction in the Company’s corporate income tax rate,  in the first quarter of 2018, the Company reserved $2,532 for amounts expected to be refundable to utility customers.  During the first quarter of 2018, in Illinois and Virginia, the Company’s base rates have been adjusted to reflect the lower corporate income tax rate, and Texas and New Jersey implemented adjusted tariff rates in the second quarter of 2018.

One of our states, Pennsylvania, has not yet issued an accounting or procedural order addressing how the TCJA changes are to be reflected in our utility customer rates.  As of December 31, 2017, the Company had provisionally estimated that $175,108 of deferred income tax liabilities for our Pennsylvania subsidiary will be a regulatory liability.  Additionally, two operating divisions in Ohio operate under locally-negotiated contractual rates with their respective counties, and it is expected that negotiations will result in a contract that will return to customers the effects of the reduction in the corporate net income tax rate under the TCJA; however, these negotiations have not yet started.  As of December 31, 2017, the Company had provisionally estimated that $9,419 of deferred income tax liabilities for these two

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

divisions will be a regulatory liability.  Overall, the Company has applied a reasonable interpretation of the impact of the TCJA and a reasonable estimate of the regulatory resolution.  Further clarification of the TCJA and regulatory resolution may change the amounts estimated of the deferred income tax provision and the accumulated deferred income tax liability.

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

Note 15 –  Recent Accounting Pronouncements

In March 2017, the FASB issued updated accounting guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost).  Historically, net benefit cost is reported as an employee cost within operating income, net of amounts capitalized.  The guidance requires the bifurcation of net benefit cost.  The service cost component will be presented with other employee compensation costs in operating income and the other components of net benefit cost will be reported separately outside of operating income, and will not be eligible for capitalization.  The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period, and is to be applied retrospectively for the presentation of the service cost component and the other components of net benefit cost, and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  On January 1, 2018, the Company adopted the updated guidance, which did not have a material impact on its results of operations or financial position, and resulted in the reclassification, for the three months ended March 31, 2017, of $1,238 for the other components of net benefit cost from operations and maintenance expense to other in the consolidated statements of net income.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In January 2016, the FASB issued updated accounting guidance on the recognition and measurement of financial assets and financial liabilities, which amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income.  The updated guidance is effective for interim and annual periods beginning after December 31, 2017.  On January 1, 2018, the Company adopted the updated guidance, which did not have a material impact on its results of operations or financial position, and resulted in the recognition of $860 of previous unrealized gains, which was recorded as an adjustment to beginning retained earnings (refer to the presentation of “cumulative effect of change in accounting principle – financial instruments” on the Company’s consolidated statement of equity).

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

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address, among other things: the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions.  Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, among others: the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, changes to the capital markets, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such report.  As a result, readers are cautioned not to place undue reliance on any forward-looking statements.  We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Financial Condition

During the first three months of 2018, we had $105,136 of capital expenditures, expended $190 for the acquisition of water and wastewater utility systems, issued $66,996 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $21,898. The capital expenditures were related to new and replacement water mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.  The issuance of long-term debt was comprised principally of the funds borrowed under our revolving credit facility.

At March 31, 2018, we had $3,202 of cash and cash equivalents compared to $4,204 at December 31, 2017.  During the first three months of 2018, we used the proceeds from the issuance of long-term debt and internally generated funds to fund the cash requirements discussed above and to pay dividends.

At March 31, 2018, our $250,000 unsecured revolving credit facility, which expires in February 2021, had $113,189 available for borrowing.  At March 31, 2018, we had short-term lines of credit of $135,500, of which $115,158 was available for borrowing.  One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of March 31, 2018, $79,658 was available for borrowing.

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

Results of Operations

Analysis of First Quarter of 2018 Compared to First Quarter of 2017

Revenues increased by $6,560 or 3.5%, primarily due to an increase in customer water consumption, an increase in water and wastewater rates and infrastructure rehabilitation surcharges of $5,097, and additional water and wastewater revenues of $1,634 associated with a larger customer base due to organic growth and utility acquisitions, offset by a reserve, recognized in the first quarter of 2018, of $2,532 for amounts expected to be refundable to utility customers associated with the decrease in the corporate income tax rate from 35% to 21% due to the TCJA.

Operations and maintenance expenses increased by $6,056 or 8.9%,  primarily due to an increase in labor expense of $1,559, which included additional overtime expenses for increased maintenance activities, an increase in postretirement benefits of $1,442, and an increase in maintenance expenses of $1,057, mainly resulting from expenses incurred due to more severe winter weather conditions.

Depreciation expense increased by $2,130 or 6.3%, primarily due to the utility plant placed in service since March 31,  2017.

Interest expense increased by $2,145 or 10.1%, primarily due to an increase in average borrowings, offset by a decrease in our effective interest rate.

Allowance for funds used during construction (“AFUDC”) decreased by $326, due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Equity earnings in joint venture increased by $412 due to an increase in the sale of raw water to firms in the natural gas drilling industry.

Other decreased by $635 primarily due to a decrease in the non-service cost components of our net benefit cost for pension and postretirement benefits.

Our effective income tax rate was -4.4% in the first quarter of 2018 and 5.6% in the first quarter of 2017.  The effective income tax rate decreased due to the reduction in the corporate income tax rate from 35% to 21%, and the effect of additional tax deductions recognized in the first quarter of 2018 for certain qualifying infrastructure improvements for Aqua Pennsylvania.  A revenue reserve has been recognized in the first quarter of 2018 for the amounts expected to be refundable to utility customers associated with the decrease in the corporate income tax rate from 35% to 21% due to the TCJA.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Net income increased by $1,767 or 3.6%, primarily as a result of the factors described above.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 15,  Recent Accounting Pronouncements, to the consolidated financial statements in this report.

Item 3  – Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices.  There have been no significant changes in our exposure to market risks since December 31, 2017.  Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed February 28, 2018, for additional information.

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

Item 1A – Risk Factors

There have been no material changes to the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed February 28, 2018, under “Part 1, Item 1A – Risk Factors.”

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2018:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
January 1-31, 2018	2,662	$36.37	-	-
February 1-28, 2018	68,805	$34.56	-	-
March 1-31, 2018	473	$33.84	-	-
Total	71,940	$34.63	-	-

(1)

These amounts include the following:  (a) 63,941 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation; and (b) 7,999 shares we acquired from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock), upon exercise, by delivering to us shares of our common stock in accordance with the terms of our equity compensation plan that were previously approved by our shareholders and disclosed in our proxy statements.  These features of our equity compensation plan are available to all employees who receive stock-based compensation under the plan.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

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

May 9, 2018

Aqua America, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ David P. Smeltzer
David P. Smeltzer
Executive Vice President and
Chief Financial Officer