Form 10-Q
period 2018-06-30
AQUA AMERICA INC
filed 2018-08-03
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

July 24, 2018: 177,913,909

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Assets	2018	2017
Property, plant and equipment, at cost	$7,191,574	$7,003,993
Less: accumulated depreciation	1,649,601	1,604,133
Net property, plant and equipment	5,541,973	5,399,860

Current assets:
Cash and cash equivalents	52,948	4,204
Accounts receivable and unbilled revenues, net	103,931	98,596
Inventory, materials and supplies	16,046	14,361
Prepayments and other current assets	14,891	12,542
Assets held for sale	1,558	1,543
Total current assets	189,374	131,246

Regulatory assets	750,826	713,971
Deferred charges and other assets, net	38,648	38,485
Investment in joint venture	7,474	6,671
Goodwill	42,050	42,230
Total assets	$6,570,345	$6,332,463
Liabilities and Equity
Stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 180,971,159 and 180,700,251 as of June 30, 2018 and December 31, 2017	$90,486	$90,350
Capital in excess of par value	811,763	807,135
Retained earnings	1,177,874	1,132,556
Treasury stock, at cost, 3,058,248 and 2,986,308 shares as of June 30, 2018 and December 31, 2017	(75,771)	(73,280)
Accumulated other comprehensive income	-	860
Total stockholders' equity	2,004,352	1,957,621

Long-term debt, excluding current portion	2,202,363	2,029,358
Less: debt issuance costs	21,002	21,605
Long-term debt, excluding current portion, net of debt issuance costs	2,181,361	2,007,753
Commitments and contingencies (See Note 14)

Current liabilities:
Current portion of long-term debt	118,540	113,769
Loans payable	-	3,650
Accounts payable	42,450	59,165
Book overdraft	15,567	21,629
Accrued interest	22,283	21,359
Accrued taxes	17,373	23,764
Other accrued liabilities	37,769	41,152
Total current liabilities	253,982	284,488

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	808,711	769,073
Customers' advances for construction	93,342	93,186
Regulatory liabilities	542,525	541,910
Other	104,325	107,341
Total deferred credits and other liabilities	1,548,903	1,511,510

Contributions in aid of construction	581,747	571,091
Total liabilities and equity	$6,570,345	$6,332,463

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	June 30,
	2018	2017
Operating revenues	$211,860	$203,418

Operating expenses:
Operations and maintenance	73,515	69,615
Depreciation	36,613	33,407
Amortization	149	127
Taxes other than income taxes	14,829	14,419
Total operating expenses	125,106	117,568

Operating income	86,754	85,850

Other expense (income):
Interest expense, net	23,723	21,387
Allowance for funds used during construction	(2,577)	(3,463)
Gain on sale of other assets	(141)	(10)
Equity (earnings) loss in joint venture	(911)	161
Other	437	1,238
Income before income taxes	66,223	66,537
Provision for income tax (benefit) expense	(367)	5,569
Net income	$66,590	$60,968

Net income per common share:
Basic	$0.37	$0.34
Diluted	$0.37	$0.34

Average common shares outstanding during the period:
Basic	177,901	177,609
Diluted	178,273	178,045

Cash dividends declared per common share	$0.2047	$0.1913

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
Operating revenues	$406,207	$391,205

Operating expenses:
Operations and maintenance	147,461	137,505
Depreciation	72,580	67,244
Amortization	279	316
Taxes other than income taxes	29,796	29,156
Total operating expenses	250,116	234,221

Operating income	156,091	156,984

Other expense (income):
Interest expense, net	47,194	42,713
Allowance for funds used during construction	(5,444)	(6,656)
Gain on sale of other assets	(337)	(279)
Equity (earnings) loss in joint venture	(1,293)	191
Other	1,040	2,476
Income before income taxes	114,931	118,539
Provision for income tax (benefit) expense	(2,498)	8,499
Net income	$117,429	$110,040

Net income per common share:
Basic	$0.66	$0.62
Diluted	$0.66	$0.62

Average common shares outstanding during the period:
Basic	177,852	177,545
Diluted	178,299	178,042

Cash dividends declared per common share	$0.4094	$0.3826

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$66,590	$60,968	$117,429	$110,040
Other comprehensive income, net of tax:
Unrealized holding gain on investments, net of tax expense of $20 for the three months, and $51 for the six months ended June 30, 2017, respectively	-	37	-	95
Comprehensive income	$66,590	$61,005	$117,429	$110,135

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		June 30,	December 31,
		2018	2017
Stockholders' equity:
Common stock, $.50 par value		$90,486	$90,350
Capital in excess of par value		811,763	807,135
Retained earnings		1,177,874	1,132,556
Treasury stock, at cost		(75,771)	(73,280)
Accumulated other comprehensive income		-	860
Total stockholders' equity		2,004,352	1,957,621

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	3,876	4,196
1.00% to 1.99%	2019 to 2035	12,343	12,914
2.00% to 2.99%	2019 to 2033	18,377	19,254
3.00% to 3.99%	2019 to 2056	498,841	475,232
4.00% to 4.99%	2020 to 2057	706,431	631,599
5.00% to 5.99%	2019 to 2043	205,311	205,578
6.00% to 6.99%	2018 to 2036	44,000	44,000
7.00% to 7.99%	2022 to 2027	31,955	32,335
8.00% to 8.99%	2021 to 2025	5,842	6,092
9.00% to 9.99%	2018 to 2026	20,700	25,700
10.00% to 10.99%	2018	6,000	6,000
		1,553,676	1,462,900

Notes payable to bank under revolving credit agreement, variable rate, due 2021		157,000	60,000
Unsecured notes payable:
Bank notes at 2.48% and 3.5% due 2019 and 2020		100,000	100,000
Notes at 3.01% and 3.59% due 2027 and 2041		245,000	245,000
Notes ranging from 4.62% to 4.87%, due 2018 through 2024		122,800	122,800
Notes ranging from 5.20% to 5.95%, due 2018 through 2037		142,427	152,427
Total long-term debt		2,320,903	2,143,127

Current portion of long-term debt		118,540	113,769
Long-term debt, excluding current portion		2,202,363	2,029,358
Less: debt issuance costs		21,002	21,605
Long-term debt, excluding current portion, net of debt issuance costs		2,181,361	2,007,753

Total capitalization		$4,185,713	$3,965,374

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive
	Stock	Par Value	Earnings	Stock	Income	Total
Balance at December 31, 2017	$90,350	$807,135	$1,132,556	$(73,280)	$860	$1,957,621
Net income	-	-	117,429	-	-	117,429
Dividends	-	-	(72,802)	-	-	(72,802)
Issuance of common stock under dividend reinvestment plan (22,170 shares)	11	709	-	-	-	720
Repurchase of stock (71,940 shares)	-	-	-	(2,491)	-	(2,491)
Equity compensation plan (185,639 shares)	93	(93)	-	-	-	-
Exercise of stock options (63,099 shares)	32	987	-	-	-	1,019
Stock-based compensation	-	3,428	(169)	-	-	3,259
Cumulative effect of change in accounting principle - financial instruments	-	-	860	-	(860)	-
Other	-	(403)	-	-	-	(403)
Balance at June 30, 2018	$90,486	$811,763	$1,177,874	$(75,771)	$-	$2,004,352

Refer to Note 16 - Recent Accounting Pronouncements for a discussion of the cumulative effect of change in accounting principle - financial instruments
See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$117,429	$110,040
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	72,859	67,560
Deferred income taxes	(4,602)	6,299
Provision for doubtful accounts	2,213	2,052
Stock-based compensation	3,432	2,810
Loss on sale of market-based business unit	-	324
Gain on sale of other assets	(337)	(279)
Net change in receivables, inventory and prepayments	(11,110)	(7,417)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(6,165)	(10,969)
Pension and other postretirement benefits contributions	(8,692)	(15,421)
Other	4,658	2,262
Net cash flows from operating activities	169,685	157,261
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $1,613 and $1,543	(216,614)	(208,472)
Acquisitions of utility systems and other, net	(190)	(5,765)
Net proceeds from the sale of market-based business unit and other assets	398	1,102
Other	(152)	(144)
Net cash flows used in investing activities	(216,558)	(213,279)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	4,068	3,629
Repayments of customers' advances	(1,818)	(1,774)
Net (repayments) proceeds of short-term debt	(3,650)	60,921
Proceeds from long-term debt	218,037	222,780
Repayments of long-term debt	(41,001)	(145,499)
Change in cash overdraft position	(6,062)	(12,616)
Proceeds from issuing common stock	720	715
Proceeds from exercised stock options	1,019	2,327
Repurchase of common stock	(2,491)	(2,093)
Dividends paid on common stock	(72,802)	(67,920)
Other	(403)	(404)
Net cash flows from financing activities	95,617	60,066
Net change in cash and cash equivalents	48,744	4,048
Cash and cash equivalents at beginning of period	4,204	3,763
Cash and cash equivalents at end of period	$52,948	$7,811

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$26,010	$32,770
Non-cash customer advances and contributions in aid of construction	10,468	11,488

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at June 30, 2018, the consolidated statements of net income and comprehensive income for the three and six months ended June 30, 2018 and 2017 the consolidated statements of cash flow for the six months ended June 30, 2018 and 2017, and the consolidated statement of equity for the six months ended June 30, 2018 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present a fair statement of its consolidated financial position, consolidated changes in equity, consolidated results of operations, and consolidated cash flow for the periods presented.  Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.  The December 31, 2017 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2017 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.  Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated statements of net income as a result of the adoption, in the first quarter of 2018, of the Financial Accounting Standards Board’s (“FASB”) accounting guidance on the presentation of net periodic pension and postretirement benefit cost (refer to Note 16 – Recent Accounting Pronouncements).

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

Generally, payment is due within 30 days once a bill is issued to a customer.  Sales tax and other taxes we collect on behalf of government authorities, concurrent with our revenue-producing activities, are primarily excluded from revenue.  The Company has determined that its revenue recognition is not materially different under the FASB’s new accounting standard for revenue from contracts with customer, and has not made any changes to our accounting policy.  The Company’s revenues are being reported identical in the consolidated statements of net income to how they were reported under the FASB’s former accounting standard for revenue recognition.  The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended			Six Months Ended
	June 30,2018			June 30,2018
	Water Revenues	Wastewater Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Other Revenues
Regulated:
Residential	$122,530	$17,583	$-	$236,367	$35,115	$-
Commercial	33,456	2,975	-	63,798	5,863	-
Fire protection	7,970	-	-	15,908	-	-
Industrial	7,309	498	-	13,669	961	-
Other water	14,220	-	-	25,241	-	-
Other wastewater	-	1,920	-	-	2,711	-
Alternative revenue program	(120)	164	-	(120)	164	-
Other utility	-	-	2,319	-	-	4,654
Regulated segment total	185,365	23,140	2,319	354,863	44,814	4,654
Other and eliminations	-	-	1,036	-	-	1,876
Consolidated	$185,365	$23,140	$3,355	$354,863	$44,814	$6,530

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

Alternative Revenue Program – These revenues represent the difference between the actual billed utility water and wastewater revenues for Aqua Illinois and the revenues set in the last Aqua Illinois rate case.  We recognize revenues based on the target amount established in the last rate case, and then record either a regulatory asset or liability based on the cumulative difference between the target and actual, which results in either a refund due to customers or a payment from customers.  This revenue program represents a contract between the utility and its regulators, not customers, and therefore is not within the scope of the FASB’s accounting guidance for recognizing revenue from contracts with customers.

Other Utility Revenues – Other utility revenues represent revenues earned primarily from:  antenna revenues, which represent fees received from telecommunication operators that have put cellular antennas on our water towers, operation and maintenance and billing contracts, which represent fees earned from municipalities for our operation of their water or wastewater treatment services or performing billing services, and fees earned from developers for accessing our water mains.  The performance obligations vary for these revenues, but all are primarily recognized over time as the service is delivered.

Other and Eliminations – Other and eliminations consist of our market-based revenues, which comprises:  Aqua Infrastructure and Aqua Resources (described below), and intercompany eliminations for revenue billed between our subsidiaries.

Aqua Infrastructure is the holding company for our 49% investment in a joint venture that operates a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale of north central Pennsylvania.  The joint venture earns revenues through providing non-utility raw water supply services to natural gas drilling companies which enter into water supply contracts.  The performance obligation is to deliver non-potable water to the joint venture’s customers.  Aqua Infrastructure’s share of the revenues recognized by the joint venture is reflected, net, in equity earnings in joint venture on our consolidated statements of net income.

Aqua Resources earns revenues by providing non-regulated water and wastewater services through operating and maintenance contracts, and third-party water and sewer service line repair.  The performance obligations are performing agreed upon services in the contract, most commonly operation of third-party water or wastewater treatment services, or billing services, or allowing the use of our logo to a third-party water and sewer service line repair.  Revenues are primarily recognized over time as service is delivered.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 3 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2017	$37,389	$4,841	$42,230
Goodwill acquired	25	-	25
Reclassification to utility plant acquisition adjustment	(25)	-	(25)
Other	(180)	-	(180)
Balance at June 30, 2018	$37,209	$4,841	$42,050

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 4 – Acquisitions

During the first six months of 2018, the Company completed three acquisitions of water and wastewater utility systems in various states adding 448 customers.  The total purchase price of these utility systems consisted of $190 in cash.  The purchase price allocation for these acquisitions consisted primarily of acquired property, plant and equipment.  The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

In July 2018, the Company entered into a purchase agreement to acquire the wastewater utility system assets of Cheltenham Township, Pennsylvania, which serves approximately 10,500 customers for $50,250.  The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired.

In addition to the Company’s pending acquisition in Cheltenham Township, Pennsylvania, as part of the Company’s growth-through-acquisition strategy, the Company entered into purchase agreements to acquire the water or wastewater utility system assets of seven municipalities for a total combined purchase price in cash of $152,800, which we plan to finance by the issuance of debt.  The purchase price for these acquisitions is subject to certain adjustments at closing, and the acquisitions are subject to regulatory approvals, including the final determination of the fair value of the rate base acquired.  In July 2018, we closed on the following acquisitions:

•	Manteno, Illinois for $25,000 in cash, which serves approximately 3,800 wastewater customers, and
•	Limerick, Pennsylvania for $75,100 in cash, which serves approximately 5,400 wastewater customers.

Closings for our remaining acquisitions are expected to occur by the end of 2019, subject to the timing of the regulatory approval process.  In total, these acquisitions will add approximately 16,750 customers in two of the states in which the Company operates in.

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

Note 5 –  Assets Held for Sale

In the first quarter of 2017, the Company decided to market for sale a water system that serves approximately 265 customers.  This water system is reported as assets held for sale in the Company’s consolidated balance sheet.  The Company has been in discussions with a potential buyer for the water system and is currently negotiating the terms of a sale, which will require regulatory approval.

]

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 6 – Capitalization

In June 2018, the Company amended its unsecured revolving credit facility, to extend the expiration from February 2021 to June 2023, and to increase the facility from $250,000 to $500,000.  Funds borrowed under this facility are classified as long-term debt and are used to provide working capital as well as support for letters of credit for insurance policies and other financing arrangements.  Interest under this facility is based at the Company’s option, on the prime rate, an adjusted Euro-Rate, an adjusted federal funds rate or at rates offered by the banks.  A facility fee is charged on the total commitment amount of the agreement.

In June 2018, Aqua Pennsylvania issued $100,000 of first mortgage bonds, of which $25,000 is due in 2042,  $10,000 is due in 2045, and $65,000 is due in 2048 with interest rates of 3.99%,  4.04%, and 4.09%, respectively.  The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

In July 2018, Aqua Pennsylvania redeemed $49,660 of tax-exempt bonds at 5.25% that were originally maturing in 2042 and 2043, respectively.

Note 7 –Financial Instruments

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended June 30, 2018.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions.  As of December 31, 2017, the carrying amount of the Company’s loans payable was $3,650, which equates to their estimated fair value.  The fair value of cash and cash equivalents, which is comprised of uninvested cash, is determined based on the net asset value per unit utilizing Level 1 methods and assumptions.  As of June 30, 2018 and December 31, 2017, the carrying amounts of the Company's cash and cash equivalents was $52,948 and $4,204, respectively, which equates to their fair value.  The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions.  As of June 30, 2018 and December 31, 2017, the carrying amount of these securities was $21,759 and $21,776, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

Unrealized gain and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
Net gain (loss) recognized during the period on equity securities	$19	$(2)
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$19	$(2)

The net gain (loss) recognized on equity securities is presented on the consolidated statements of net income on the line item “Other.”  Additionally, the unrealized gain (loss) recognized during the three and six months ended June 30, 2017, was reported on the consolidated statements of comprehensive income.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	June 30,	December 31,
	2018	2017
Carrying amount	$2,320,903	$2,143,127
Estimated fair value	2,322,759	2,262,785

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $93,342 as of June 30, 2018, and $93,186 as of December 31, 2017.  Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates.  Portions of these non-interest bearing instruments are payable annually through 2028 and amounts not paid by the respective contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 8 – Net Income per Common Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Average common shares outstanding during the period for basic computation	177,901	177,609	177,852	177,545
Dilutive effect of employee stock-based compensation	372	436	447	497
Average common shares outstanding during the period for diluted computation	178,273	178,045	178,299	178,042

For the three months ended June 30, 2017 and the six months ended June 30, 2018 and 2017, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods.  For the three months ended June 30, 2018, employee stock options to purchase 159,244 shares of common stock were excluded from the calculation of diluted net income per share as the calculated cost to exercise the stock options was greater than the average market price of the Company’s common stock during this period.

Note 9 – Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan, as amended as of February 27, 2014 (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  No further grants may be made under the 2004 Plan.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 3,125,000 shares under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the 2009 Plan.  During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the 2009 Plan.  Awards to employees and consultants under the 2009 Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

committee recommends those awards for approval by the non-employee directors of the Board of Directors.  In the case of awards to non-employee directors, the Board of Directors makes such awards.  At June 30, 2018, 3,413,103 shares were still available for issuance under the 2009 Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock-based compensation within operations and maintenance expenses	$1,339	$971	$2,198	$1,841
Income tax benefit	373	394	614	747

The following table summarizes the PSU transactions for the six months ended June 30, 2018:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	452,333	$26.16
Granted	87,593	37.65
Performance criteria adjustment	9,505	31.89
Forfeited	(7,780)	30.61
Share units vested in prior period and issued in current period	9,400	26.54
Share units issued	(136,081)	31.70
Nonvested share units at end of period	414,970	26.83

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted during the six months ended June 30, 2018 and 2017 was $37.65 and $30.79, respectively.  The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months.  The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

calculating the fair value of the PSUs.  The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock-based compensation within operations and maintenance expenses	$355	$322	$706	$603
Income tax benefit	100	133	201	249

The following table summarizes the RSU transactions for the six months ended June 30, 2018:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	116,787	$29.46
Granted	54,073	34.91
Stock units vested in prior period and issued in current period	1,467	31.47
Stock units vested and issued	(42,836)	26.39
Forfeited	(322)	34.91
Nonvested stock units at end of period	129,169	32.77

The per unit weighted-average fair value at the date of grant for RSUs granted during the six months ended June 30, 2018 and 2017 was $34.91 and $30.37, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock-based compensation within operations and maintenance expenses	$154	$74	$248	$104
Income tax benefit	42	33	101	125

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used in the application of this valuation model:

	2018	2017
Expected term (years)	5.46	5.45
Risk-free interest rate	2.72%	2.01%
Expected volatility	17.2%	17.7%
Dividend yield	2.37%	2.51%
Grant date fair value per option	$5.10	$4.07

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the six months ended June 30, 2018:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	364,932	$19.83
Granted	160,859	34.51
Forfeited	(4,489)	31.92
Expired / Cancelled	(107)	30.47
Exercised	(63,099)	16.14
Outstanding at end of period	458,096	$25.37	5.9	$4,494

Exercisable at end of period	225,117	$17.23	2.4	$4,040

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock-based compensation within operations and maintenance expenses	$140	$131	$280	$262
Income tax benefit	41	54	81	109

The following table summarizes stock award transactions for the six months ended June 30, 2018:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	8,099	34.58
Vested	(8,099)	34.58
Nonvested stock awards at end of period	-	-

The per unit weighted-average fair value at the date of grant for stock awards granted during the six months ended June 30, 2018 and 2017 was $34.58 and $32.79, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 10 – Pension Plans and Other Postretirement Benefits

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

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$812	$794	$1,625	$1,587
Interest cost	2,874	3,108	5,748	6,217
Expected return on plan assets	(4,553)	(4,270)	(9,106)	(8,539)
Amortization of prior service cost	132	145	264	290
Amortization of actuarial loss	1,823	2,001	3,646	4,002
Net periodic benefit cost	$1,088	$1,778	$2,177	$3,557

	Other
	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$262	$255	$525	$510
Interest cost	708	737	1,416	1,473
Expected return on plan assets	(677)	(647)	(1,353)	(1,294)
Amortization of prior service cost	(127)	(127)	(255)	(254)
Amortization of actuarial loss	296	291	591	583
Net periodic benefit cost	$462	$509	$924	$1,018

The components of net periodic benefit cost other than service cost are presented on the consolidated statements of net income on the line item “Other.”

The Company made cash contributions of $8,627 to its Pension Plan during the first six months of 2018, and intends to make additional cash contributions of $3,857 to the Pension Plan during the remainder of 2018.

Note 11 – Water and Wastewater Rates

During the first six months of 2018, the Company’s operating divisions in Illinois and Ohio were granted base rate increases designed to increase total operating revenues on an annual basis by $8,640.  On April 6, 2018, the base rate case in Illinois was petitioned for a rehearing; however, this petition was denied on April 19, 2018.  No appeals were filed and the approved rates are considered final.  Further, during the

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

first six months of 2018, the Company’s operating divisions in Pennsylvania, North Carolina, and New Jersey received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $19,343.  Additionally, commencing in the second quarter of 2018, due to the decrease in our federal income tax rate from 35% to 21% from the Tax Cuts and Jobs Act, the Company’s operating divisions in Texas, New Jersey, Ohio, and Indiana implemented base rate reductions or added credits to customer bills that are estimated to reduce total operating revenues by $7,959 on an annualized basis.

As of February 10, 2018, the Company had been billing interim rates in Virginia, which had a base rate case filing in progress.  Because of the Tax Cuts and Jobs Act, which reduced our federal income tax rate from 35% to 21%, our Virginia subsidiary reduced its water rate increase request and eliminated its wastewater rate increase request.  In May 2018, the rates charged to our Virginia customers reverted to the previous rates, pursuant to a submitted stipulation, which is currently pending approval by the Virginia State Corporation Commission.  As of June 30, 2018, $183 of billings already collected has been refunded to our Virginia customers.

Note 12 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Property	$6,775	$6,867	$13,524	$13,652
Gross receipts, excise and franchise	3,789	3,363	7,053	6,538
Payroll	2,180	2,132	5,455	5,256
Regulatory assessments	627	630	1,254	1,259
Pumping fees	1,424	1,350	2,415	2,294
Other	34	77	95	157
Total taxes other than income	$14,829	$14,419	$29,796	$29,156

Note 13 – Segment Information

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

Two operating segments are included within the Other category below.  These segments are not quantitatively significant and are comprised of Aqua Infrastructure and Aqua Resources.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.  Aqua Resources provides water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to its utility companies’ service territories; and offers,

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

through a third-party, water and sewer service line protection solutions and repair services to households.  In addition to these segments, Other is comprised of other business activities not included in the reportable segment, including corporate costs that have not been allocated to the Regulated segment and intersegment eliminations.  Corporate costs include general and administrative expenses, and interest expense.

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$210,824	$1,036	$211,860	$201,960	$1,458	$203,418
Operations and maintenance expense	73,047	468	73,515	71,322	(1,707)	69,615
Depreciation	36,603	10	36,613	34,141	(734)	33,407
Amortization	103	46	149	145	(18)	127
Operating income	86,672	82	86,754	82,390	3,460	85,850
Interest expense, net	21,756	1,967	23,723	19,747	1,640	21,387
Allowance for funds used during construction	2,577	-	2,577	3,463	-	3,463
Income tax expense (benefit)	(147)	(220)	(367)	5,249	320	5,569
Net income (loss)	67,877	(1,287)	66,590	59,629	1,339	60,968

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$404,331	$1,876	$406,207	$388,309	$2,896	$391,205
Operations and maintenance expense	144,350	3,111	147,461	137,592	(87)	137,505
Depreciation	72,561	19	72,580	67,807	(563)	67,244
Amortization	191	88	279	354	(38)	316
Operating income (loss)	158,730	(2,639)	156,091	154,697	2,287	156,984
Interest expense, net	43,464	3,730	47,194	39,524	3,189	42,713
Allowance for funds used during construction	5,444	-	5,444	6,656	-	6,656
Income tax expense (benefit)	(790)	(1,708)	(2,498)	9,105	(606)	8,499
Net income (loss)	121,904	(4,475)	117,429	110,525	(485)	110,040
Capital expenditures	216,614	-	216,614	208,174	298	208,472

	June 30,	December 31,
	2018	2017
Total assets:
Regulated	$6,484,778	$6,236,109
Other	85,567	96,354
Consolidated	$6,570,345	$6,332,463

Note 14 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of June 30, 2018, the aggregate amount of $18,602 is

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated.  For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Further, the Company has insurance coverage for certain of these loss contingencies, and as of June 30, 2018, estimates that approximately $6,541 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The Company’s reserve for these claims totaled $1,451 at June 30, 2018 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 15 – Income Taxes

During the six months ended June 30, 2018, the Company’s Federal net operating loss (“NOL”) carryforward decreased by $26,393.  In addition, during the six months ended June 30, 2018, the Company’s state NOL carryforward increased by $15,835.  As of June 30, 2018, the balance of the Company’s Federal NOL was $36,909.  The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance.  As of June 30, 2018, the balance of the Company’s gross state NOL was $642,923, a portion of which is offset by a valuation allowance because the Company does not believe the state NOLs are more likely than not to be realized.  The Company’s Federal and state NOL carryforwards begin to expire in 2032 and 2023, respectively.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $64,914 and $85,550, respectively.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $101,823 and $728,473 respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

In accordance with a 2012 settlement agreement with the Pennsylvania Public Utility Commission, Aqua Pennsylvania expenses, for tax purposes, qualifying utility asset improvement costs, which results in a substantial reduction in income tax expense and greater net income and cash flows.  The Company’s effective income tax rate for the second quarter of 2018 and 2017 was -0.6% and 8.4%, respectively, and for the first six months of 2018 and 2017 was -2.2% and 7.2%, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

As of June 30, 2018, the total gross unrecognized tax benefit was $18,986.  As a result of the regulatory treatment afforded for qualifying infrastructure improvements in Pennsylvania, $25,569, if recognized, would affect the Company’s effective tax rate.  At December 31, 2017, the Company had unrecognized tax benefits of $17,583.

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

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “TCJA”) into law.  Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017.  The TCJA includes significant changes to the Internal Revenue Code and the taxation of business entities, and includes specific provisions related to regulated public utilities.  Significant changes that impact the Company included in the TCJA are a reduction in the corporate federal income tax rate from 35% to 21%, effective January 1, 2018, and a limitation of the utilization of NOLs arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward.  The specific TCJA provisions related to our regulated entities generally allow for the continued deductibility of interest expense, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017 and the continuation of certain rate normalization requirements for accelerated depreciation benefits.  Our market-based companies still qualify for 100% deductibility of qualifying property acquired after September 27, 2017.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company has completed or has made a reasonable estimate for the measurement and accounting of the effect of the TCJA which were reflected in the December 31, 2017 financial statements, which resulted in a decrease to the accumulated deferred income tax liability of $303,320.  Additionally, due to the reduction in the Company’s corporate income tax rate, in the first quarter of 2018, the Company reserved $2,532 for amounts expected to be refundable to utility customers.  During the first quarter of 2018, in Illinois and Virginia, the Company’s base rates have been adjusted to reflect the lower corporate income tax rate, and Texas and New Jersey implemented adjusted tariff rates in the second quarter of 2018.  In the second quarter of 2018, the Company reserved $1,251 for amounts expected to be refundable to utility customers.

As of December 31, 2017, the Company had provisionally estimated that $175,108 of deferred income tax liabilities for our Pennsylvania subsidiary will be a regulatory liability as a result of the accounting effect of the TCJA.   In May 2018, the Pennsylvania  Public Utility Commission (“PA PUC”) issued an order that set forth the requirements for utilities to either immediately initiate the refund or otherwise address the impacts of the TCJA in the utilities’ next rate case.  Aqua Pennsylvania was included in the rate filing group of utilities as the Company plans to file a base rate case in August 2018, during which the PA PUC is expected to address the effects of the TCJA within the base rate case filing.  Additionally, the PA PUC has ordered that all rates charged by utilities, including those billed by Aqua Pennsylvania since January 1, 2018, are temporary and subject to refund pending the outcome of its review of the effects of the TCJA within the next base rate case.  Based on the Company’s review of the present circumstances, no reserve is considered necessary for the revenue recognized to date in 2018.

Additionally, two operating divisions in Ohio operate under locally-negotiated contractual rates with their respective counties, and it is expected that negotiations will result in a contract that will return to customers the effects of the reduction in the corporate net income tax rate under the TCJA; however, these negotiations have not yet started.  As of December 31, 2017, the Company had provisionally estimated that $9,419 of deferred income tax liabilities for these two divisions will be a regulatory liability.  Overall, the Company has applied a reasonable interpretation of the impact of the TCJA and a reasonable estimate of the regulatory resolution.  Further clarification of the TCJA and regulatory resolution may change the amounts estimated for the deferred income tax provision and the accumulated deferred income tax liability.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 16 – Recent Accounting Pronouncements

In March 2017, the FASB issued updated accounting guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost).  Historically, net benefit cost is reported as an employee cost within operating income, net of amounts capitalized.  The guidance requires the bifurcation of net benefit cost.  The service cost component will be presented with other employee compensation costs in operating income and the other components of net benefit cost will be reported separately outside of operating income, and will not be eligible for capitalization.  The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period, and is to be applied retrospectively for the presentation of the service cost component and the other components of net benefit cost, and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  On January 1, 2018, the Company adopted the updated guidance, which did not have a material impact on its results of operations or financial position, and resulted in the reclassification, for the three and six months ended June 30, 2017, of $1,238 and $2,478, respectively, for the other components of net benefit cost from operations and maintenance expense to other in the consolidated statements of net income.

In June 2016, the FASB issued updated accounting guidance on accounting for impairments of financial instruments, including trade receivables, which requires companies to estimate expected credit losses on trade receivables over their contractual life.  Historically, companies reserve for expected credit losses by applying historical loss percentages to respective aging categories.  Under the updated accounting guidance, companies will use a forward-looking methodology that incorporates lifetime expected credit losses, which will result in an allowance for expected credit losses for receivables that are either current or not yet due, which historically have not been reserved for.  The updated accounting guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption available.  The Company is evaluating the requirements of the updated guidance to determine the impact of adoption.

In February 2016, the FASB issued updated accounting guidance on accounting for leases, which requires lessees to establish a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  For income statement purposes, leases will be classified as either operating or finance.  Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern.  The updated accounting guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption available.  The Company is in the process of evaluating the requirements of the updated guidance to determine the impact adoption will have on its consolidated financial statements; however, the Company expects that the adoption of the updated accounting guidance on accounting for leases should not have a material impact on the Company’s consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities.

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

In May 2014, the FASB issued updated accounting guidance on recognizing revenue from contracts with customers, which outlines a single comprehensive model that an entity will apply to determine the measurement of revenue and timing of recognition.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  In 2017, the American Institute of Certified Public Accountants (“AICPA”) power and utility entities revenue recognition task force determined that contributions in aid of construction are not in the scope of the new standard, which was approved by the AICPA’s revenue recognition working group.  The Company implemented the updated guidance using the modified retrospective approach on January 1, 2018, which did not result in a change in the Company’s measurement of revenue, and reached the following conclusions:

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

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address, among other things: the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions.  Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, among others: the effects of regulation, abnormal weather, changes in capital requirements and funding, acquisitions, changes to the capital markets, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such report.  As a result, readers are cautioned not to place undue reliance on any forward-looking statements.  We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

General Information

Aqua America, Inc. (“we”, “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia.  Our largest operating subsidiary, Aqua Pennsylvania, provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania.  Our other regulated utility subsidiaries provide similar services in seven other states.  In addition, the Company’s market-based activities are conducted through Aqua Infrastructure, LLC and Aqua Resources, Inc.  Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry.  Aqua Resources provides water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories; and offers, through a third-party, water and sewer service line protection solutions and repair services to households.

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

Financial Condition

During the first six months of 2018, we incurred $216,614 of capital expenditures, expended $190 for the acquisition of water and wastewater utility systems, issued $218,037 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $41,001. The capital expenditures were related to new and replacement water mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.  The issuance of long-term debt was comprised principally of the funds borrowed under our revolving credit facility, and $100,000 of first mortgage bonds issued by Aqua Pennsylvania in June 2018.  The proceeds from the first mortgage bonds were used to repay existing indebtedness and for general corporate purposes.

In July 2018, we completed the acquisition of Manteno, Illinois for $25,000 in cash, which serves approximately 3,800 wastewater customers, and Limerick, Pennsylvania for $75,100 in cash, which serves approximately 5,400 wastewater customers.  These acquisitions were funded through the issuance of debt.

At June 30, 2018, we had $52,948 of cash and cash equivalents compared to $4,204 at December 31, 2017.  During the first six months of 2018, we used the proceeds from the issuance of long-term debt and internally generated funds to fund the cash requirements discussed above and to pay dividends.

At June 30, 2018, our $500,000 unsecured revolving credit facility, which was amended and now expires in June 2023, had $323,157 available for borrowing.  At June 30, 2018, we had short-term lines of credit of $135,500, of which $135,500 was available for borrowing.  One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of June 30, 2018, $100,000 was available for borrowing.

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

Results of Operations

Analysis of Second Quarter of 2018 Compared to Second Quarter of 2017

Revenues increased by $8,442 or 4.2%, primarily due to:

•	an increase in water and wastewater rates and infrastructure rehabilitation surcharges of $7,426;
•	an increase in wastewater revenues of $1,639 primarily due to an increase in the volume of treated wastewater flows from the City of Ft. Wayne, Indiana at our Indiana wastewater treatment plant; and
•	additional water and wastewater revenues of $1,262 associated with a larger customer base due to organic growth and utility acquisitions;
•	offset by a reserve of $1,251 for amounts expected to be refundable to utility customers associated with the decrease in the corporate income tax rate from 35% to 21% due to the TCJA.

Operations and maintenance expenses increased by $3,900 or 5.6%, primarily due to:

•	an increase in labor and benefits expenses of $1,551 primarily due to wage increases;
•	the prior year effect of a favorable settlement for a disputed contract of $1,062; and
•	an increase in insurance expense of $441;
•

offset by a reduction in operating expenses for our market-based activities of $690 primarily associated with the completion of the disposition of business units within Aqua Resources, which was finalized in June 2017.

Depreciation expense increased by $3,206 or 9.6%, primarily due to the utility plant placed in service since June 30, 2017.

Interest expense increased by $2,336 or 10.9%, primarily due to an increase in average borrowings, offset by a decrease in our effective interest rate.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Allowance for funds used during construction (“AFUDC”) decreased by $886, due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Equity earnings in joint venture increased by $1,072 due to an increase in the sale of raw water to firms in the natural gas drilling industry.

Other decreased by $801 primarily due to a decrease in the non-service cost components of our net benefit cost for pension and postretirement benefits.

Our effective income tax rate was -0.6% in the second quarter of 2018 and 8.4% in the second quarter of 2017.  The effective income tax rate decreased due to the reduction in the corporate income tax rate from 35% to 21%, and the effect of additional tax deductions recognized in the second quarter of 2018 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Net income increased by $5,622 or 9.2%, primarily as a result of the factors described above.

Analysis of First Six Months of 2018 Compared to First Six Months of 2017

Revenues increased by $15,002 or 3.8%, primarily due to:

•	an increase in water and wastewater rates and infrastructure rehabilitation surcharges of $12,523;
•	additional water and wastewater revenues of $2,896 associated with a larger customer base due to organic growth and utility acquisitions;
•	an increase in customer water consumption; and
•	an increase in wastewater revenues of $2,003 primarily due to an increase in the volume of treated wastewater flows from the City of Ft. Wayne, Indiana at our Indiana wastewater treatment plant;
•	offset by a reserve of $3,783 for amounts expected to be refundable to utility customers associated with the decrease in the corporate income tax rate from 35% to 21% due to the TCJA.

Operations and maintenance expenses increased by $9,956 or 7.2%, primarily due to:

•	an increase in labor and benefits expenses of $6,095, primarily due to additional overtime expenses for increased maintenance activities in the first quarter and wage increases;
•	the prior year effect of a favorable settlement for a disputed contract of $1,062;
•	an increase in maintenance expenses of $1,057, mainly resulting from expenses incurred due to more severe winter weather conditions; and
•	the prior year effect of the favorable treatment of a regulatory asset of $1,000 due to a rate proceeding that occurred in 2017;

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•

offset by a reduction in operating expenses for our market-based activities of $2,436 primarily associated with the completion of the disposition of business units within Aqua Resources, which was finalized in June 2017.

Depreciation expense increased by $5,336 or 7.9%, primarily due to the utility plant placed in service since June 30, 2017.

Interest expense increased by $4,481 or 10.5%, primarily due to an increase in average borrowings, offset by a decrease in our effective interest rate.

AFUDC decreased by $1,212, due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Equity earnings in joint venture increased by $1,484 due to an increase in the sale of raw water to firms in the natural gas drilling industry.

Other decreased by $1,436 primarily due to a decrease in the non-service cost components of our net benefit cost for pension and postretirement benefits.

Our effective income tax rate was -2.2% during the first six months of 2018 and 7.2% during the first six months of 2017.  The effective income tax rate decreased due to the reduction in the corporate income tax rate from 35% to 21%, and the effect of additional tax deductions recognized during the first six months of 2018 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Net income increased by $7,389 or 6.7%, primarily as a result of the factors described above.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 16,  Recent Accounting Pronouncements, to the consolidated financial statements in this report.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended June 30, 2018:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased	per Share	Programs	Programs
April 1-30, 2018	-	$-	-	-
May 1-31, 2018	-	$-	-	-
June 1-30, 2018	-	$-	-	-
Total	-	$-	-	-

Item 6 – Exhibits

Exhibit No.	Description
4.1

Bond Purchase Agreement, dated June 29, 2018, by and among Aqua Pennsylvania, Inc., CMFG Life Insurance Company, Manufactures Life Reinsurance Limited, The Lincoln National Life Insurance Company, New York Life Insurance Company, The State Life Insurance Company, and Phoenix Life Insurance Company

10.1

Revolving Credit Agreement, dated as of June 7, 2018, between Aqua America, Inc. and PNC Bank, National Association, CoBank, ACB, The Huntington National Bank, Bank of America, N.A, and Royal Bank of Canada

10.2	Employment Agreement dated July 1, 2018 between Aqua America, Inc. and Christopher Franklin (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 6, 2018)*
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document

*Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 3, 2018

Aqua America, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ David P. Smeltzer
David P. Smeltzer
Executive Vice President and
Chief Financial Officer