Form 10-Q
period 2018-09-30
AQUA AMERICA INC
filed 2018-11-06
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12(b)-2 of the Exchange Act.:

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

October 24, 2018: 177,939,879

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Assets	2018	2017
Property, plant and equipment, at cost	$7,447,240	$7,003,993
Less: accumulated depreciation	1,706,439	1,604,133
Net property, plant and equipment	5,740,801	5,399,860

Current assets:
Cash and cash equivalents	4,264	4,204
Accounts receivable and unbilled revenues, net	114,286	98,596
Inventory, materials and supplies	16,142	14,361
Prepayments and other current assets	13,027	12,542
Assets held for sale	1,558	1,543
Total current assets	149,277	131,246

Regulatory assets	767,902	713,971
Deferred charges and other assets, net	39,190	38,485
Investment in joint venture	6,689	6,671
Goodwill	53,242	42,230
Total assets	$6,757,101	$6,332,463
Liabilities and Equity
Stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 180,998,152 and 180,700,251 as of September 30, 2018 and December 31, 2017	$90,499	$90,350
Capital in excess of par value	814,004	807,135
Retained earnings	1,217,007	1,132,556
Treasury stock, at cost, 3,058,273 and 2,986,308 shares as of September 30, 2018 and December 31, 2017	(75,772)	(73,280)
Accumulated other comprehensive income	-	860
Total stockholders' equity	2,045,738	1,957,621

Long-term debt, excluding current portion	2,287,149	2,029,358
Less: debt issuance costs	20,689	21,605
Long-term debt, excluding current portion, net of debt issuance costs	2,266,460	2,007,753
Commitments and contingencies (See Note 14)

Current liabilities:
Current portion of long-term debt	108,075	113,769
Loans payable	21,689	3,650
Accounts payable	56,026	59,165
Book overdraft	12,968	21,629
Accrued interest	27,335	21,359
Accrued taxes	19,120	23,764
Other accrued liabilities	42,962	41,152
Total current liabilities	288,175	284,488

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	839,271	769,073
Customers' advances for construction	94,112	93,186
Regulatory liabilities	533,340	541,910
Other	101,761	107,341
Total deferred credits and other liabilities	1,568,484	1,511,510

Contributions in aid of construction	588,244	571,091
Total liabilities and equity	$6,757,101	$6,332,463

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	September 30,
	2018	2017
Operating revenues	$226,137	$215,008

Operating expenses:
Operations and maintenance	68,624	66,744
Depreciation	37,457	34,264
Amortization	199	42
Taxes other than income taxes	15,564	15,234
Total operating expenses	121,844	116,284

Operating income	104,293	98,724

Other expense (income):
Interest expense, net	25,359	22,411
Allowance for funds used during construction	(3,066)	(3,914)
Gain on sale of other assets	(261)	(43)
Equity earnings in joint venture	(215)	(593)
Other	325	1,238
Income before income taxes	82,151	79,625
Provision for income taxes	3,935	3,400
Net income	$78,216	$76,225

Net income per common share:
Basic	$0.44	$0.43
Diluted	$0.44	$0.43

Average common shares outstanding during the period:
Basic	177,923	177,660
Diluted	178,357	178,124

Cash dividends declared per common share	$0.219	$0.2047

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
Operating revenues	$632,344	$606,213

Operating expenses:
Operations and maintenance	216,085	204,249
Depreciation	110,037	101,508
Amortization	478	358
Taxes other than income taxes	45,360	44,390
Total operating expenses	371,960	350,505

Operating income	260,384	255,708

Other expense (income):
Interest expense, net	72,553	65,124
Allowance for funds used during construction	(8,510)	(10,570)
Gain on sale of other assets	(598)	(322)
Equity earnings in joint venture	(1,508)	(402)
Other	1,365	3,714
Income before income taxes	197,082	198,164
Provision for income taxes	1,437	11,899
Net income	$195,645	$186,265

Net income per common share:
Basic	$1.10	$1.05
Diluted	$1.10	$1.05

Average common shares outstanding during the period:
Basic	177,876	177,583
Diluted	178,347	178,103

Cash dividends declared per common share	$0.6284	$0.5873

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$78,216	$76,225	$195,645	$186,265
Other comprehensive income, net of tax:
Unrealized holding gain on investments, net of tax expense of $22 for the three months, and $73 for the nine months ended September 30, 2017, respectively	-	42	-	137
Comprehensive income	$78,216	$76,267	$195,645	$186,402

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		September 30,	December 31,
		2018	2017
Stockholders' equity:
Common stock, $.50 par value		$90,499	$90,350
Capital in excess of par value		814,004	807,135
Retained earnings		1,217,007	1,132,556
Treasury stock, at cost		(75,772)	(73,280)
Accumulated other comprehensive income		-	860
Total stockholders' equity		2,045,738	1,957,621

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	3,732	4,196
1.00% to 1.99%	2019 to 2035	11,870	12,914
2.00% to 2.99%	2019 to 2033	17,934	19,254
3.00% to 3.99%	2019 to 2056	498,121	475,232
4.00% to 4.99%	2020 to 2057	706,149	631,599
5.00% to 5.99%	2019 to 2043	155,518	205,578
6.00% to 6.99%	2018 to 2036	44,000	44,000
7.00% to 7.99%	2022 to 2027	31,761	32,335
8.00% to 8.99%	2021 to 2025	5,712	6,092
9.00% to 9.99%	2018 to 2026	20,000	25,700
10.00% to 10.99%	2018	6,000	6,000
		1,500,797	1,462,900

Notes payable to bank under revolving credit agreement, variable rate, due 2021		295,000	60,000
Unsecured notes payable:
Bank notes at 2.48% and 3.5% due 2019 and 2020		100,000	100,000
Notes at 3.01% and 3.59% due 2027 and 2041		245,000	245,000
Notes ranging from 4.62% to 4.87%, due 2018 through 2024		112,000	122,800
Notes ranging from 5.20% to 5.95%, due 2018 through 2037		142,427	152,427
Total long-term debt		2,395,224	2,143,127

Current portion of long-term debt		108,075	113,769
Long-term debt, excluding current portion		2,287,149	2,029,358
Less: debt issuance costs		20,689	21,605
Long-term debt, excluding current portion, net of debt issuance costs		2,266,460	2,007,753

Total capitalization		$4,312,198	$3,965,374

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive
	Stock	Par Value	Earnings	Stock	Income	Total
Balance at December 31, 2017	$90,350	$807,135	$1,132,556	$(73,280)	$860	$1,957,621
Net income	-	-	195,645	-	-	195,645
Dividends	-	-	(111,766)	-	-	(111,766)
Issuance of common stock under dividend reinvestment plan (32,863 shares)	16	1,085	-	-	-	1,101
Repurchase of stock (71,965 shares)	-	-	-	(2,492)	-	(2,492)
Equity compensation plan (190,062 shares)	96	(96)	-	-	-	-
Exercise of stock options (74,976 shares)	37	1,165	-	-	-	1,202
Stock-based compensation	-	5,327	(288)	-	-	5,039
Cumulative effect of change in accounting principle - financial instruments	-	-	860	-	(860)	-
Other	-	(612)	-	-	-	(612)
Balance at September 30, 2018	$90,499	$814,004	$1,217,007	$(75,772)	$-	$2,045,738

Refer to Note 16 - Recent Accounting Pronouncements for a discussion of the cumulative effect of change in accounting principle - financial instruments
See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$195,645	$186,265
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	110,515	101,866
Deferred income taxes	81	9,774
Provision for doubtful accounts	3,645	3,476
Stock-based compensation	5,331	4,379
Loss on sale of market-based business unit	-	324
Gain on sale of other assets	(598)	(322)
Net change in receivables, inventory and prepayments	(18,058)	(13,550)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	4,330	3,705
Pension and other postretirement benefits contributions	(12,571)	(15,421)
Other	2,409	1,565
Net cash flows from operating activities	290,729	282,061
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $2,550 and $2,533	(343,219)	(337,731)
Acquisitions of utility systems, net	(100,026)	(5,860)
Net proceeds from the sale of market-based business unit and other assets	604	1,144
Other	551	1,448
Net cash flows used in investing activities	(442,090)	(340,999)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	6,031	5,648
Repayments of customers' advances	(2,763)	(3,519)
Net proceeds of short-term debt	18,039	14,455
Proceeds from long-term debt	402,913	441,294
Repayments of long-term debt	(151,571)	(293,270)
Change in cash overdraft position	(8,661)	(1,932)
Proceeds from issuing common stock	1,101	1,084
Proceeds from exercised stock options	1,202	2,603
Repurchase of common stock	(2,492)	(2,116)
Dividends paid on common stock	(111,766)	(104,286)
Other	(612)	(647)
Net cash flows from financing activities	151,421	59,314
Net change in cash and cash equivalents	60	376
Cash and cash equivalents at beginning of period	4,204	3,763
Cash and cash equivalents at end of period	$4,264	$4,139

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$42,245	$35,145
Non-cash customer advances and contributions in aid of construction	14,916	31,615

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”) at September 30, 2018, the consolidated statements of net income and comprehensive income for the three and nine months ended September 30, 2018 and 2017 the consolidated statements of cash flow for the nine months ended September 30, 2018 and 2017, and the consolidated statement of equity for the nine months ended September 30, 2018 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present a fair statement of its consolidated financial position, consolidated changes in equity, consolidated results of operations, and consolidated cash flow for the periods presented.  Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.  The December 31, 2017 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2017 audited consolidated financial statements, but does not include all disclosures and notes normally provided in annual financial statements.  Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated statements of net income as a result of the adoption, in the first quarter of 2018, of the Financial Accounting Standards Board’s (“FASB”) accounting guidance on the presentation of net periodic pension and postretirement benefit cost (refer to Note 16 – Recent Accounting Pronouncements).

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

	Three Months Ended			Nine Months Ended
	September 30,2018			September 30,2018
	Water Revenues	Wastewater Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$130,711	$18,799	$-	$367,078	$53,915	$-
Commercial	37,608	3,610	-	101,405	9,473	-
Fire protection	8,196	-	-	24,103	-	-
Industrial	8,233	451	-	21,902	1,427	-
Other water	14,579	-	-	39,821	-	-
Other wastewater	-	1,684	-	-	4,381	-
Other utility	-	-	2,310	-	-	6,963
Revenues from contracts with customers	199,327	24,544	2,310	554,309	69,196	6,963
Alternative revenue program	(695)	(125)	-	(815)	39	-
Other and eliminations	-	-	776	-	-	2,652
Consolidated	$198,632	$24,419	$3,086	$553,494	$69,235	$9,615

Revenues from Contracts with Customers – These revenues are composed of three main categories:  water, wastewater, and other.  Water revenues represent revenues earned for supplying customers with water service.  Wastewater revenues represent revenues earned for treating wastewater and releasing it into the water supply.  Other revenues are associated fees that relate to the regulated business but are not water and wastewater revenues.  See description below for a discussion on the performance obligation for each of these revenue streams.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Tariff Revenues – These revenues are categorized by customer class:  residential, commercial, fire protection, industrial, and other water and other wastewater.  The rates that generate these revenues are approved by the respective state utility commission, and revenues are billed cyclically and accrued for when unbilled.  Other water and other wastewater revenues consist primarily of fines, penalties, surcharges, and availability lot fees.  Our performance obligation for tariff revenues is to provide potable water or wastewater treatment service to customers.  This performance obligation is satisfied over time as the services are rendered.  The amounts that the Company has a right to invoice for tariff revenues reflect the right to consideration from the customers in an amount that corresponds directly with the value transferred to the customer for the performance completed to date.  The Company elected to use the right to invoice practical expedient for these revenues as the Company recognizes revenue in the amount for which the Company has the right to invoice the customer.

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

Alternative Revenue Program – These revenues represent the difference between the actual billed utility water and wastewater revenues for Aqua Illinois and the revenues set in the last Aqua Illinois rate case.  We recognize revenues based on the target amount established in the last rate case, and then record either a regulatory asset or liability based on the cumulative annual difference between the target and actual, which results in either a refund due to customers or a payment from customers.  The cumulative annual difference is either refunded to customers or collected from customers over a nine-month period.  This revenue program represents a contract between the utility and its regulators, not customers, and therefore is not within the scope of the FASB’s accounting guidance for recognizing revenue from contracts with customers.

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

Note 3 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2017	$37,389	$4,841	$42,230
Goodwill acquired	11,297	-	11,297
Reclassification to utility plant acquisition adjustment	(130)	-	(130)
Other	(155)	-	(155)
Balance at September 30, 2018	$48,401	$4,841	$53,242

The reclassification of goodwill to utility plant acquisition adjustment results from a mechanism approved by the applicable utility commission.  The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with some acquisitions upon achieving specific objectives.

Goodwill is not amortized but is tested for impairment annually, or more often, if circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  When testing goodwill for impairment, the Company may assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and entity specific events, for some or all of our reporting units to determine whether it’s more likely than not that the fair value of a reporting unit is less than its carrying amount.   Alternatively, based on our assessment of the qualitative factors previously noted, we may perform a quantitative goodwill impairment test by determining the fair value of a reporting unit based on a discounted cash flow analysis.  If we perform a quantitative test and determine that the fair value of a reporting unit is less than its carrying amount, we would record an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.  The Company performed a qualitative assessment for its annual test of the goodwill attributable for each of its reporting units for impairment as of July 31, 2018, and concluded that the estimated fair value of each reporting unit, which has goodwill recorded, exceeded the reporting unit’s carrying amount, indicating that none of the Company’s goodwill was impaired.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 4 – Acquisitions

Subsequent to the quarterly period ended September 30, 2018, pursuant to the Company’s growth strategy, on October 22, 2018, the Company entered into a purchase agreement with LDC Parent LLC (“Seller”), to acquire its interests in LDC Funding LLC (“LDC”).  LDC is the parent of LDC Holdings LLC (“LDC Holdings”), and LDC Holdings is the parent of five natural gas public utility companies, which includes Peoples Natural Gas Company, Peoples Gas Company, and Delta Natural Gas Company as well as other operating subsidiaries.  Collectively these businesses are referred to as “Peoples,” a natural gas distribution company headquartered in Pittsburgh, Pennsylvania, serving approximately 740,000 gas utility customers in Western Pennsylvania, West Virginia, and Kentucky.  The Company will acquire LDC for $4,275,000,  which will be reduced by the amount of outstanding indebtedness at closing, which is estimated to approximate $1,300,000.  The Company expects to finance this acquisition and refinance certain debt with a mix of common equity, mandatory convertible equity units, debt financing, which could include senior notes issued in capital markets transactions, term loans or other credit facilities or any combination thereof.  On October 23,  2018, the Company entered into interest rate swap agreements which locked in the interest rate for an anticipated $850,000 of future debt issuances related to this acquisition.  The interest rate swaps do not qualify for hedge accounting and any changes in the fair value of the swaps will be included in our future earnings.  The purchase price for this pending acquisition is subject to certain other adjustments at closing, and is subject to regulatory approval by the United States Federal Trade Commission, and the public utility commissions in Pennsylvania, Kentucky, and West Virginia.    This acquisition is expected to close in mid-2019, once regulatory approvals are obtained, and it is anticipated that this transaction will result in the recording of goodwill.  In the event that this acquisition is terminated a fee of $120,000 would be payable to the Seller.

In July 2018, the Company acquired the wastewater utility systems assets of Limerick Township, Pennsylvania which serves 5,497 customers.  The total cash purchase price for the utility system was $74,836.  The purchase price allocation for this acquisition consisted primarily of acquired property, plant and equipment of $64,759,  and goodwill of $11,297.    Additionally, during the first nine months of 2018, the Company completed four acquisitions of water and wastewater utility systems in various states adding 4,338 customers.  The total purchase price of these utility systems consisted of $25,190 in cash.  The purchase price allocation for these acquisitions consisted primarily of acquired property, plant and equipment.  The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In addition to the Company’s pending acquisition in Cheltenham Township, Pennsylvania, as part of the Company’s growth-through-acquisition strategy, the Company entered into purchase agreements to acquire the water or wastewater utility system assets of seven municipalities for a total combined purchase price in cash of $65,418 which we plan to finance by the issuance of debt.  The purchase price for these acquisitions is subject to certain adjustments at closing, and the acquisitions are subject to regulatory approvals, including the final determination of the fair value of the rate base acquired.  In October 2018, we closed on the following acquisition:

•	Peotone, Illinois for $12,300 in cash, which serves approximately 3,000 water and wastewater customers.

Closings for our remaining acquisitions are expected to occur by the end of 2019, subject to the timing of the regulatory approval process.  In total, these acquisitions will add approximately 10,800 customers in three of the states in which the Company operates in.

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

Note 7 – Financial Instruments

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended September 30, 2018.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions.  As of September 30, 2018 and December 31, 2017, the carrying amount of the Company’s loans payable was $21,689 and $3,650, respectively, which equates to their estimated fair value.  The fair value of cash and cash equivalents, which is comprised of uninvested cash, is determined based on the net asset value per unit utilizing Level 1 methods and assumptions.  As of September 30, 2018 and December 31, 2017, the carrying amounts of the Company's cash and cash equivalents was $4,264 and $4,204, respectively, which equates to their fair value.  The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions.  As of September 30, 2018 and December 31, 2017, the carrying amount of these securities was $22,215 and $21,776,  respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

Unrealized gain and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Net gain recognized during the period on equity securities	$62	$60
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$62	$60

The net gain recognized on equity securities is presented on the consolidated statements of net income on the line item “Other.”  Additionally, the unrealized gain recognized during the three and nine months ended September 30, 2017, was reported on the consolidated statements of comprehensive income.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	September 30,	December 31,
	2018	2017
Carrying amount	$2,395,224	$2,143,127
Estimated fair value	2,388,288	2,262,785

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $94,112 as of September 30, 2018, and $93,186 as of December 31, 2017.  Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates.  Portions of these non-interest bearing instruments are payable annually through 2028 and amounts not paid by the respective contract

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Average common shares outstanding during the period for basic computation	177,923	177,660	177,876	177,583
Dilutive effect of employee stock-based compensation	434	464	471	520
Average common shares outstanding during the period for diluted computation	178,357	178,124	178,347	178,103

For the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2017, all the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods.  For the nine months ended September 30, 2018, employee stock options to purchase 8,596 shares of common stock were excluded from the calculation of diluted net income per share as the calculated cost to exercise the stock options was greater than the average market price of the Company’s common stock during this period.

Note 9 – Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan, as amended as of February 27, 2014 (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  No further grants may be made under the 2004 Plan.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 3,125,000 shares under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the 2009 Plan.  During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the 2009 Plan.  Awards to employees and consultants under the 2009 Plan are made by a committee of the Board of

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors.  In the case of awards to non-employee directors, the Board of Directors makes such awards.  At September 30, 2018, 3,388,594 shares were still available for issuance under the 2009 Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock-based compensation within operations and maintenance expenses	$1,087	$1,035	$3,286	$2,875
Income tax benefit	303	420	917	1,167

The following table summarizes the PSU transactions for the nine months ended September 30, 2018:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	452,333	$26.16
Granted	93,339	37.42
Performance criteria adjustment	8,719	31.88
Forfeited	(10,911)	31.32
Share units vested in prior period and issued in current period	9,400	26.54
Share units issued	(136,081)	31.70
Nonvested share units at end of period	416,799	26.87

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted during the nine months ended September 30, 2018 and 2017 was $37.42 and $30.79, respectively.  The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months.  The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

required in calculating the fair value of the PSUs.  The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock-based compensation within operations and maintenance expenses	$493	$311	$1,199	$915
Income tax benefit	140	129	341	378

The following table summarizes the RSU transactions for the nine months ended September 30, 2018:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	116,787	$29.46
Granted	68,082	35.15
Stock units vested in prior period and issued in current period	1,467	31.47
Stock units vested and issued	(41,530)	26.24
Forfeited	(2,726)	32.99
Nonvested stock units at end of period	142,080	33.08

The per unit weighted-average fair value at the date of grant for RSUs granted during the nine months ended September 30, 2018 and 2017 was $35.15 and $30.37, respectively.

Stock Options – A stock option represents the option to purchase a number of shares of common stock of the Company as specified in the stock option grant agreement at the exercise price per share as determined by the closing market price of our common stock on the grant date.  Stock options are exercisable in installments of 33% annually, starting one year from the grant date and expire 10 years from the grant date, subject to satisfaction of designated performance goals.  The fair value of each stock option is amortized into compensation expense using the graded-vesting method, which results in the recognition of compensation costs over the requisite service period for each separately vesting tranche of the stock options as though the stock options were, in substance, multiple stock option grants.  The following table provides the compensation cost and income tax benefit for stock-based compensation related to stock options:

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock-based compensation within operations and maintenance expenses	$159	$73	$407	$177
Income tax benefit	45	43	145	167

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

The following table summarizes stock option transactions for the nine months ended September 30, 2018:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	364,932	$19.83
Granted	169,455	34.56
Forfeited	(7,648)	32.57
Expired / Cancelled	(198)	30.47
Exercised	(74,976)	16.03
Outstanding at end of period	451,565	$25.76	5.8	$5,028

Exercisable at end of period	213,149	$17.33	2.2	$4,172

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock-based compensation within operations and maintenance expenses	$160	$150	$440	$412
Income tax benefit	46	62	127	171

The following table summarizes stock award transactions for the nine months ended September 30, 2018:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	12,451	35.34
Vested	(12,451)	35.34
Nonvested stock awards at end of period	-	-

The per unit weighted-average fair value at the date of grant for stock awards granted during the nine months ended September 30, 2018 and 2017 was $35.34 and $32.92, respectively.

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

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$812	$794	$2,436	$2,382
Interest cost	2,874	3,108	8,622	9,324
Expected return on plan assets	(4,553)	(4,270)	(13,659)	(12,810)
Amortization of prior service cost	132	145	396	435
Amortization of actuarial loss	1,823	2,001	5,469	6,003
Net periodic benefit cost	$1,088	$1,778	$3,264	$5,334

	Other
	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$262	$255	$786	$765
Interest cost	708	737	2,124	2,211
Expected return on plan assets	(677)	(647)	(2,031)	(1,941)
Amortization of prior service cost	(127)	(127)	(381)	(381)
Amortization of actuarial loss	296	291	888	873
Net periodic benefit cost	$462	$509	$1,386	$1,527

The components of net periodic benefit cost other than service cost are presented on the consolidated statements of net income on the line item “Other.”

The Company made cash contributions of $12,484 to its Pension Plan during the first nine months of 2018, which completed the Company’s 2018 cash contributions.

Note 11 – Water and Wastewater Rates

During the first nine months of 2018, the Company’s operating divisions in Illinois and Ohio were granted base rate increases designed to increase total operating revenues on an annual basis by $8,640.  On April 6, 2018, the base rate case in Illinois was petitioned for a rehearing; however, this petition was denied on April 19, 2018.  No appeals were filed and the approved rates are considered final.  Further, during the first nine months of 2018, the Company’s operating divisions in Pennsylvania, North Carolina,

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

and New Jersey received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $19,366.  Additionally, commencing in the second quarter of 2018, due to the decrease in our federal income tax rate from 35% to 21% from the Tax Cuts and Jobs Act (the “TCJA”), the Company’s operating divisions in Texas, New Jersey, Ohio, and Indiana implemented base rate reductions or added credits to customer bills that are estimated to reduce total operating revenues by $7,959 on an annualized basis.

In August 2018, the Company’s operating subsidiary in Pennsylvania filed for a base rate increase in water and wastewater rates for its customers, proposing an aggregate increase of $71,769 in annual revenues.  The base rate case is being reviewed by the Pennsylvania Public Utility Commission.    The Company expects resolution of the Pennsylvania base rate case in 2019.

In March 2018, the Company’s operating subsidiary in North Carolina filed for a base rate increase in water and wastewater rates for its customers, proposing an aggregate increase of $4,968 in annual revenues.  The base rate case is being reviewed by the North Carolina Utilities Commission.

As of February 10, 2018, the Company had been billing interim rates in Virginia, which had a base rate case filing in progress.  Because of the TCJA, which reduced our federal income tax rate from 35% to 21%, our Virginia subsidiary reduced its water rate increase request and eliminated its wastewater rate increase request.  In May 2018, the rates charged to our Virginia customers reverted to the previous rates, pursuant to a submitted stipulation, and in the second quarter of 2018, $183 of billings already collected was refunded to our Virginia customers.  Subsequently, a final order was issued on October 19, 2018 approving the stipulation.

Note 12 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Property	$7,019	$6,955	$20,542	$20,608
Gross receipts, excise and franchise	3,940	3,969	10,994	10,507
Payroll	2,175	2,066	7,630	7,322
Regulatory assessments	747	674	2,001	1,933
Pumping fees	1,599	1,526	4,014	3,820
Other	84	44	179	200
Total taxes other than income	$15,564	$15,234	$45,360	$44,390

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

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$225,361	$776	$226,137	$214,032	$976	$215,008
Operations and maintenance expense	68,964	(340)	68,624	69,534	(2,790)	66,744
Depreciation	37,449	8	37,457	34,533	(269)	34,264
Amortization	136	63	199	60	(18)	42
Operating income	103,674	619	104,293	95,380	3,344	98,724
Interest expense, net	22,689	2,670	25,359	20,753	1,658	22,411
Allowance for funds used during construction	3,066	-	3,066	3,914	-	3,914
Provision for income taxes	4,347	(412)	3,935	3,138	262	3,400
Net income (loss)	80,126	(1,910)	78,216	74,208	2,017	76,225

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$629,692	$2,652	$632,344	$602,341	$3,872	$606,213
Operations and maintenance expense	213,314	2,771	216,085	207,128	(2,879)	204,249
Depreciation	110,010	27	110,037	102,340	(832)	101,508
Amortization	327	151	478	414	(56)	358
Operating income (loss)	262,404	(2,020)	260,384	250,075	5,633	255,708
Interest expense, net	66,153	6,400	72,553	60,277	4,847	65,124
Allowance for funds used during construction	8,510	-	8,510	10,570	-	10,570
Provision for income taxes	3,557	(2,120)	1,437	12,243	(344)	11,899
Net income (loss)	202,030	(6,385)	195,645	184,733	1,532	186,265
Capital expenditures	343,219	-	343,219	337,321	410	337,731

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
	2018	2017
Total assets:
Regulated	$6,641,298	$6,236,109
Other	115,803	96,354
Consolidated	$6,757,101	$6,332,463

Note 14 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of September 30, 2018, the aggregate amount of $17,816 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated.  For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Further, the Company has insurance coverage for certain of these loss contingencies, and as of September 30, 2018, estimates that approximately $6,009 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The Company’s reserve for these claims totaled $1,515 at September 30, 2018 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 15 – Income Taxes

During the nine months ended September 30, 2018, the Company’s Federal net operating loss (“NOL”) carryforward decreased by $51,031.  In addition, during the nine months ended September 30, 2018, the Company’s state NOL carryforward increased by $14,468.  As of September 30, 2018, the balance of the Company’s Federal NOL was $12,271.  The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance.  As of September 30, 2018, the balance of the Company’s gross state NOL was $646,676, a portion of which is offset by a valuation

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

allowance because the Company does not believe the state NOLs are more likely than not to be realized.  The Company’s Federal and state NOL carryforwards begin to expire in 2032 and 2023, respectively.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $65,194 and $85,636, respectively.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $77,465 and $732,311 respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

In accordance with a 2012 settlement agreement with the Pennsylvania Public Utility Commission, Aqua Pennsylvania expenses, for tax purposes, qualifying utility asset improvement costs, which results in a substantial reduction in income tax expense and greater net income and cash flows.  The Company’s effective income tax rate for the third quarter of 2018 and 2017 was 4.8% and 4.3%, respectively, and for the first nine months of 2018 and 2017 was 0.7% and 6.0%, respectively.

As of September 30, 2018, the total gross unrecognized tax benefit was $18,990.  As a result of the regulatory treatment afforded for qualifying infrastructure improvements in Pennsylvania, $26,400, if recognized, would affect the Company’s effective tax rate.  At December 31, 2017, the Company had unrecognized tax benefits of $17,583.

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

On December 22, 2017, President Trump signed the TCJA into law.  Substantially all the provisions of the TCJA are effective for taxable years beginning after December 31, 2017.  The TCJA includes significant changes to the Internal Revenue Code and the taxation of business entities, and includes specific provisions related to regulated public utilities.  Significant changes that impact the Company included in the TCJA are a reduction in the corporate federal income tax rate from 35% to 21%, effective January 1, 2018, and a limitation of the utilization of NOLs arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward.  The specific TCJA provisions related to our regulated entities generally allow for the continued deductibility of interest expense, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017 and the continuation of certain rate normalization requirements for accelerated depreciation benefits.  Our market-based companies still qualify for 100% deductibility of qualifying property acquired after September 27, 2017.

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

The Company has completed or has made a reasonable estimate for the measurement and accounting of the effect of the TCJA which were reflected in the December 31, 2017 financial statements, which resulted in a decrease to the accumulated deferred income tax liability of $303,320.  Additionally, due to the reduction in the Company’s corporate income tax rate, in the first nine months of 2018, the Company has reserved $4,679 for amounts expected to be refundable to utility customers.  During the first nine months of 2018, in Illinois,  Virginia, Texas, New Jersey, and two operating divisions in Ohio which operate under locally-negotiated contractual rates with their respective counties, the Company’s base rates have been adjusted or surcredits have been added to customer bills to reflect the lower corporate income tax rate.  In addition, through a reduction in base rates or surcredits, the Company has refunded approximately $6,700 to utility customers during the first nine months of 2018.

As of December 31, 2017, the Company had provisionally estimated that $175,108 of deferred income tax liabilities for our Pennsylvania subsidiary will be a regulatory liability as a result of the accounting effect of the TCJA.  In May 2018, the Pennsylvania Public Utility Commission (“PA PUC”) issued an order that set forth the requirements for utilities to either immediately initiate the refund or otherwise address the impacts of the TCJA in the utilities’ next rate case.  Aqua Pennsylvania was included in the rate filing group of utilities as the Company filed a base rate case in August 2018, during which the PA PUC is expected to address the effects of the TCJA within the base rate case filing.  Additionally, the PA PUC has ordered that all rates charged by utilities, including those billed by Aqua Pennsylvania since January 1, 2018, are temporary and subject to refund pending the outcome of its review of the effects of the TCJA within the next base rate case.  Based on the Company’s review of the present circumstances, no reserve is considered necessary for the revenue recognized to date in 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 16 – Recent Accounting Pronouncements

In August 2018, the FASB issued updated accounting guidance on accounting for cloud computing arrangements.  The updated guidance requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance.  The guidance may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption.  The updated accounting guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  The Company is evaluating the requirements of the updated guidance to determine the impact of adoption.

In August 2018, the FASB issued updated accounting guidance, which modifies the disclosures required for defined benefit pension and other postretirement benefit plans.  The modifications in this update remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant.  The updated accounting guidance is effective for fiscal years ending after December 15, 2020, with early adoption available.  The Company is evaluating the requirements of the updated guidance to determine the impact of adoption.

In August 2018, the FASB issued updated accounting guidance, which modifies the disclosure requirements on fair value measurements.  The modifications in this update eliminates, amends, and adds disclosure requirements for fair value measurements, which is expected to reduce costs for preparers while providing more decision-useful information for financial statement users.  The updated accounting guidance is effective for fiscal years ending after December 15, 2019, with early adoption available.  The Company is evaluating the requirements of the updated guidance to determine the impact of adoption.

In March 2017, the FASB issued updated accounting guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost).  Historically, net benefit cost is reported as an employee cost within operating income, net of amounts capitalized.  The guidance requires the bifurcation of net benefit cost.  The service cost component will be presented with other employee compensation costs in operating income and the other components of net benefit cost will be reported separately outside of operating income, and will not be eligible for capitalization.  The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period, and is to be applied retrospectively for the presentation of the service cost component and the other components of net benefit cost, and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  On January 1, 2018, the Company adopted the updated guidance, which did not have a material impact on its results of operations or financial position, and resulted in the reclassification, for the three and nine months ended September 30, 2017, of $1,238 and $3,714, respectively, for the other components of net benefit cost from operations and maintenance expense to other in the consolidated statements of net income.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In January 2017, the FASB issued updated accounting guidance that provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This update creates an initial screening test for which an entity would evaluate if substantially all the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets.  If this threshold is met, the set of assets is not considered a business; however, if the threshold is not met, the entity evaluates whether the set of assets meets the requirement that a business included, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.  The update also narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue guidance.  The updated accounting guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted.  On January 1, 2018, the Company adopted the updated guidance.

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

In February 2016, the FASB issued updated accounting guidance on accounting for leases, which requires lessees to establish a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  For income statement purposes, leases will be classified as either operating or finance.  Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern.  The updated accounting guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption available.  The Company is implementing a process to address the requirements of the updated guidance and has not yet quantified the impact that the adoption of the updated accounting guidance on accounting for leases will have on the Company’s consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Aqua America, Inc., which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, formerly known as Philadelphia Suburban Water Company.  In the early 1990s, we embarked on a growth-through-acquisition strategy focused on water and wastewater operations.  Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of American Water Works Company, Inc.’s regulated operations in Ohio in 2012.  Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and has extended our regulated operations from southeastern Pennsylvania to include operations in seven other states.   The Company seeks to acquire businesses in the U.S. regulated sector, which includes water and wastewater utilities and other regulated utilities, and to opportunistically pursue growth ventures in select market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated businesses.  On October 22, 2018 the Company entered into an agreement to acquire, from its parent company, a  natural gas company consisting of Peoples Natural Gas Company LLC, Peoples Gas Company LLC, and Delta Natural Gas Company Inc. (“Peoples”) expanding the Company’s regulated utility business to include natural gas distribution.  We believe the acquisition of Peoples, once consummated, will mark the creation of a new infrastructure company in the states served by the combined company.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes.

Financial Condition

During the first nine months of 2018, we incurred $343,219 of capital expenditures, expended $100,026 for the acquisition of water and wastewater utility systems, issued $402,913 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $151,571. The capital expenditures were related to new and replacement water mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.  The issuance of long-term debt was comprised principally of the funds borrowed under our revolving credit facility, and $100,000 of first mortgage bonds issued by Aqua Pennsylvania in June 2018.  The proceeds from the first mortgage bonds were used to repay existing indebtedness and for general corporate purposes.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Pursuant to the Company’s growth strategy, on October 22, 2018, the Company entered into a purchase agreement with LDC Parent LLC (“Seller”), to acquire its interests in LDC Funding LLC (“LDC”).  LDC is the parent of LDC Holdings LLC (“LDC Holdings”), and LDC Holdings is the parent of five natural gas public utility companies, which includes Peoples Natural Gas Company, Peoples Gas Company, and Delta Natural Gas Company as well as other operating subsidiaries.  Collectively these businesses are referred to as “Peoples,” a natural gas distribution company headquartered in Pittsburgh, Pennsylvania, serving approximately 740,000 gas utility customers in Western Pennsylvania, West Virginia, and Kentucky.  The Company will acquire LDC for $4,275,000, which will be reduced by the amount of outstanding indebtedness at closing, which is estimated to approximate $1,300,000.  The Company expects to finance this acquisition and refinance certain debt with a mix of common equity, mandatory convertible equity units, debt financing, which could include senior notes issued in capital markets transactions, term loans or other credit facilities or any combination thereof.  On October 23, 2018, the Company entered into interest rate swap agreements which locked in the interest rate for an anticipated $850,000 of future debt issuances related to this acquisition.  The interest rate swaps do not qualify for hedge accounting and any changes in the fair value of the swaps will be included in our future earnings.  The purchase price for this pending acquisition is subject to certain other adjustments at closing, and is subject to regulatory approval by the United States Federal Trade Commission, and the public utility commissions in Pennsylvania, Kentucky, and West Virginia.  This acquisition is expected to close in mid-2019, once regulatory approvals are obtained, and it is anticipated that this transaction will result in the recording of goodwill.  In the event that this acquisition is terminated a fee of $120,000 would be payable to the Seller.

In July 2018, we completed the acquisition of Manteno, Illinois for $25,000 in cash, which serves approximately 3,800 wastewater customers, and Limerick Township, Pennsylvania for $74,836 in cash, which serves approximately 5,400 wastewater customers.  Additionally, in October 2018, we completed the acquisition of Peotone, Illinois for $12,300 in cash, which services approximately 3,000 water and wastewater customers.  These acquisitions were funded through the issuance of debt.

At September 30, 2018, we had $4,264 of cash and cash equivalents compared to $4,204 at December 31, 2017.  During the first nine months of 2018, we used the proceeds from the issuance of long-term debt and internally generated funds to fund the cash requirements discussed above and to pay dividends.

At September 30, 2018, our $500,000 unsecured revolving credit facility, which expires in June 2023, had $185,517 available for borrowing.  At September 30, 2018, we had short-term lines of credit of $135,500, of which $113,811 was available for borrowing.  One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of September 30, 2018, $78,311 was available for borrowing.

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

Results of Operations

Analysis of Third Quarter of 2018 Compared to Third Quarter of 2017

Revenues increased by $11,129 or 5.2%, primarily due to:

•	an increase in water and wastewater rates and infrastructure rehabilitation surcharges of $7,832;
•	an increase in customer water consumption; and
•	additional water and wastewater revenues of $1,809 associated with a larger customer base due to organic growth and utility acquisitions;
•	offset by a reserve of $896 for amounts expected to be refundable to utility customers associated with the decrease in the corporate income tax rate from 35% to 21% due to the TCJA.

Operations and maintenance expenses increased by $1,880 or 2.8%, primarily due to:

•	an increase in labor and benefits expenses of $2,352, primarily due to wage increases;
•	an increase in water production costs of $1,243, primarily associated with the increase in customer water consumption noted above; and
•	additional operating costs associated with acquired utility systems of $599;
•	offset by a favorable reduction to a regulatory liability of $3,899.

Depreciation expense increased by $3,193 or 9.3%, primarily due to the utility plant placed in service since September 30, 2017.

Interest expense increased by $2,948 or 13.2%, primarily due to an increase in average borrowings, offset by a decrease in our effective interest rate.

Allowance for funds used during construction (“AFUDC”) decreased by $848, due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Equity earnings in joint venture decreased by $378 due to a decrease in the sale of raw water to firms in the natural gas drilling industry.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Other decreased by $913 primarily due to a decrease in the non-service cost components of our net benefit cost for pension and postretirement benefits.

Our effective income tax rate was 4.8% in the third quarter of 2018 and 4.3% in the third quarter of 2017.  The effective income tax rate increased due to the effect of a decrease in tax benefits recognized in the third quarter of 2018 for deductions on certain qualifying infrastructure improvements for Aqua Pennsylvania, offset by the reduction in the corporate income tax rate from 35% to 21%.

Net income increased by $1,991 or 2.6%, primarily as a result of the factors described above.

Analysis of First Nine Months of 2018 Compared to First Nine Months of 2017

Revenues increased by $26,131 or 4.3%, primarily due to:

•	an increase in water and wastewater rates and infrastructure rehabilitation surcharges of $21,428;
•	an increase in customer water consumption;
•	additional water and wastewater revenues of $4,705 associated with a larger customer base due to organic growth and utility acquisitions; and
•	an increase in wastewater revenues of $2,469 primarily due to an increase in the volume of treated wastewater flows from the City of Ft. Wayne, Indiana at our Indiana wastewater treatment plant;
•	offset by a reserve of $4,679 for amounts expected to be refundable to utility customers associated with the decrease in the corporate income tax rate from 35% to 21% due to the TCJA.

Operations and maintenance expenses increased by $11,836 or 5.8%, primarily due to:

•	an increase in labor and benefits expenses of $11,147, primarily due to additional overtime expenses for increased maintenance activities in the first quarter and wage increases;
•	the prior year effect of a favorable settlement for a disputed contract of $1,062;
•	an increase in maintenance expenses of $1,057, mainly resulting from expenses incurred due to more severe winter weather conditions;
•	the prior year effect of the favorable treatment of a regulatory asset of $1,000 due to a rate proceeding that occurred in 2017; and
•	additional operating costs associated with acquired utility systems of $740;
•	offset by a favorable reduction to a regulatory liability of $3,899; and
•

a reduction in operating expenses for our market-based activities of $2,565 primarily associated with the completion of the disposition of business units within Aqua Resources, which was finalized in June 2017.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Depreciation expense increased by $8,529 or 8.4%, primarily due to the utility plant placed in service since September 30, 2017.

Interest expense increased by $7,429 or 11.4%, primarily due to an increase in average borrowings, offset by a decrease in our effective interest rate.

AFUDC decreased by $2,060, due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Equity earnings in joint venture increased by $1,106 due to an increase in the sale of raw water to firms in the natural gas drilling industry.

Other decreased by $2,349 primarily due to a decrease in the non-service cost components of our net benefit cost for pension and postretirement benefits.

Our effective income tax rate was 0.7% during the first nine months of 2018 and 6.0% during the first nine months of 2017.  The effective income tax rate decreased due to the reduction in the corporate income tax rate from 35% to 21%, and the effect of additional tax deductions recognized during the first nine months of 2018 for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Net income increased by $9,380 or 5.0%, primarily as a result of the factors described above.

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

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed February 28, 2018, under “Part 1, Item 1A – Risk Factors.” In addition, we provide the following risk factors:

Our business requires significant capital expenditures that are partially dependent on our ability to secure appropriate funding.  Additionally, our pending acquisition of Peoples is dependent on our ability to secure appropriate funding.  Disruptions in the capital markets may limit our access to capital, and impact the timing of the Peoples acquisition.  If we are unable to obtain sufficient capital, or if the cost of borrowing increases, it may harm our business, financial condition, results of operations, and our ability to pay dividends.

Our business is capital intensive.  In addition to the capital required to fund customer growth through our acquisition strategy, on an annual basis, and particularly the acquisition of Peoples, we spend significant sums for additions to or replacement of property, plant and equipment.  We obtain funds for our capital expenditures from operations, contributions and advances by developers and others, debt issuances, and equity issuances.  We have paid dividends consecutively for 73 years and our Board of Directors recognizes the value that our common shareholders place on both our historical payment record and on our future dividend payments.  Our ability to maintain and meet our financial objectives, including the acquisition of Peoples, is dependent upon the availability of adequate capital, and we may not be able to access the capital markets on favorable terms or at all.  Further, in the event we are unable to obtain sufficient capital on favorable terms to finance the Peoples transaction, we would draw upon the committed bridge facility to complete this transaction at a higher cost of capital than desired, which would increase the overall cost of the Peoples acquisition; and, subsequently we would seek to obtain permanent financing to replace the borrowings under the bridge facility.  If in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would need to seek alternative financing sources; however, there can be no assurance that these alternative financing sources would be available on terms acceptable to us.  In the event we are unable to obtain sufficient capital, we may need to take steps to conserve cash by reducing our capital expenditures or dividend payments and our ability to pursue acquisitions may be limited.  The reduction in capital expenditures may result in reduced potential earnings growth, affect our ability to meet environmental laws and regulations, and limit our ability to improve or expand our utility systems to the level we believe appropriate.  There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction and maintenance.  In addition, delays in completing major capital projects could delay the recovery of the capital expenditures associated with such projects through rates.  If the cost of borrowing increases, we might not be able to recover increases in our cost of capital through rates.  The inability to recover higher borrowing costs through rates, or the regulatory lag associated with the time that it takes to begin recovery, may harm our business, financial condition, and results of operations.

One of the important elements of our growth strategy is the acquisition of water and wastewater utility systems.  Any acquisition we decide to undertake may involve risks.  Further, competition for acquisition opportunities from other regulated utilities, governmental entities, and strategic and financial buyers may hinder our ability to grow our business.

One important element of our growth strategy is the acquisition and integration of water and wastewater utility systems in order to broaden our service areas.  In addition, the acquisition of Peoples is an opportunity to broaden our services and states of operation.  We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates.  It is our intent, when practical, to integrate any businesses we acquire with our existing operations.  The negotiation of potential acquisitions as well as the integration of acquired businesses could require us to incur significant costs and cause diversion of our management's time and resources.  Future acquisitions by us could result in:

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

Some or all of these items could harm our business and our ability to finance our business and to comply with regulatory requirements.  Additionally, the Peoples acquisition is subject to obtaining state and federal

regulatory approvals, which approvals may be denied or subject to burdensome conditions.    The businesses we acquire in the future, as well as Peoples, may not achieve sales and profitability that would justify our investment, and any difficulties we encounter in the integration process, including in the integration of processes necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and harm our internal controls.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended September 30, 2018:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
July 1-31, 2018	8	$35.26	-	-
August 1-31, 2018	17	$36.48	-	-
September 1-30, 2018	-	$-	-	-
Total	25	$36.09	-	-

(1) These amounts include 25 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation.

Item 6 – Exhibits

Exhibit No.	Description
2.1

Purchase Agreement, dated October 22, 2018, by and between LDC Parent LLC, a Delaware limited liability company (“Seller”) and Aqua America, Inc., a Pennsylvania corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2018)

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2018)
10.1	Form of Change In Control Agreement with Daniel Schuller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K, filed with the SEC on September 28, 2018)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRES	XBRL Taxonomy Extension Presentation Linkbase Document

*Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

November 6, 2018

Aqua America, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer