Form 10-Q
period 2019-03-31
AQUA AMERICA INC
filed 2019-05-03
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.50 par value	WTR	New York Stock Exchange
6.00% Tangible Equity Units	WTRU	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 24, 2019: 215,739,266

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Assets	2019	2018
Property, plant and equipment, at cost	$7,747,530	$7,648,469
Less: accumulated depreciation	1,727,190	1,718,143
Net property, plant and equipment	6,020,340	5,930,326

Current assets:
Cash and cash equivalents	4,053	3,627
Accounts receivable and unbilled revenues, net	96,410	101,225
Inventory, materials and supplies	16,209	15,844
Prepayments and other current assets	24,096	23,337
Assets held for sale	3,007	3,139
Total current assets	143,775	147,172

Regulatory assets	803,093	788,076
Deferred charges and other assets, net	40,745	39,237
Investment in joint venture	6,840	6,959
Goodwill	53,069	52,726
Operating lease right-of-use assets	13,088	-
Total assets	$7,080,950	$6,964,496
Liabilities and Equity
Stockholders' equity:
Common stock at $.50 par value, authorized 300,000,000 shares, issued 181,481,408 and 181,151,827 as of March 31, 2019 and December 31, 2018	$90,741	$90,576
Capital in excess of par value	827,339	820,378
Retained earnings	1,152,197	1,174,245
Treasury stock, at cost, 3,112,330 and 3,060,206 shares as of March 31, 2019 and December 31, 2018	(77,692)	(75,835)
Total stockholders' equity	1,992,585	2,009,364

Long-term debt, excluding current portion	2,483,119	2,419,115
Less: debt issuance costs	20,264	20,651
Long-term debt, excluding current portion, net of debt issuance costs	2,462,855	2,398,464
Commitments and contingencies (See Note 15)

Current liabilities:
Current portion of long-term debt	156,455	144,545
Loans payable	32,563	15,449
Accounts payable	55,110	77,331
Book overdraft	5,095	8,950
Accrued interest	27,628	23,300
Accrued taxes	22,563	22,234
Interest rate swap agreements	94,561	59,779
Other accrued liabilities	40,124	47,389
Total current liabilities	434,099	398,977

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	855,156	845,403
Customers' advances for construction	99,186	93,343
Regulatory liabilities	528,471	531,027
Operating lease liabilities	11,744	-
Other	96,897	97,182
Total deferred credits and other liabilities	1,591,454	1,566,955

Contributions in aid of construction	599,957	590,736
Total liabilities and equity	$7,080,950	$6,964,496

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Operating revenues	$201,132	$194,347

Operating expenses:
Operations and maintenance	79,314	73,946
Depreciation	39,074	35,967
Amortization	336	130
Taxes other than income taxes	14,969	14,967
Total operating expenses	133,693	125,010

Operating income	67,439	69,337

Other expense (income):
Interest expense, net	27,850	23,471
Allowance for funds used during construction	(4,056)	(2,867)
Change in fair value of interest rate swap agreements	34,782	-
Gain on sale of other assets	(220)	(196)
Equity earnings in joint venture	(543)	(382)
Other	872	603
Income before income taxes	8,754	48,708
Provision for income tax benefit	(8,170)	(2,131)
Net income	$16,924	$50,839

Comprehensive income	$16,924	$50,839

Net income per common share:
Basic	$0.09	$0.29
Diluted	$0.09	$0.29

Average common shares outstanding during the period:
Basic	178,213	177,801
Diluted	178,552	178,238

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		March 31,	December 31,
		2019	2018
Stockholders' equity:
Common stock, $.50 par value		$90,741	$90,576
Capital in excess of par value		827,339	820,378
Retained earnings		1,152,197	1,174,245
Treasury stock, at cost		(77,692)	(75,835)
Total stockholders' equity		1,992,585	2,009,364

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	3,687	3,732
1.00% to 1.99%	2019 to 2035	11,301	11,588
2.00% to 2.99%	2019 to 2033	17,039	17,488
3.00% to 3.99%	2019 to 2056	497,026	497,426
4.00% to 4.99%	2020 to 2057	830,650	831,066
5.00% to 5.99%	2019 to 2043	154,633	154,788
6.00% to 6.99%	2026 to 2036	31,000	31,000
7.00% to 7.99%	2022 to 2027	31,365	31,564
8.00% to 8.99%	2021 to 2025	5,446	5,581
9.00% to 9.99%	2020 to 2026	20,000	20,000
		1,602,147	1,604,233

Notes payable to bank under revolving credit agreement, variable rate, due 2023		448,000	370,000
Unsecured notes payable:
Bank notes at 2.48% and 3.50% due 2019 and 2020		100,000	100,000
Notes ranging from 3.01% and 3.59% due 2027 and 2041		245,000	245,000
Notes ranging from 4.62% to 4.87%, due 2019 through 2024		112,000	112,000
Notes ranging from 5.20% to 5.95%, due 2020 through 2037		132,427	132,427
.		2,639,574	2,563,660

Current portion of long-term debt		156,455	144,545
Long-term debt, excluding current portion		2,483,119	2,419,115
Less: debt issuance costs		20,264	20,651
Long-term debt, excluding current portion, net of debt issuance costs		2,462,855	2,398,464

Total capitalization		$4,455,440	$4,407,828

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive
	Stock	Par Value	Earnings	Stock	Income	Total
Balance at December 31, 2018	$90,576	$820,378	$1,174,245	$(75,835)	$-	$2,009,364
Net income	-	-	16,924	-	-	16,924
Dividends declared ($0.2190 per share)	-	-	(39,014)	-	-	(39,014)
Issuance of common stock under dividend reinvestment plan (117,845 shares)	59	3,976	-	-	-	4,035
Repurchase of stock (52,124 shares)	-	-	-	(1,857)	-	(1,857)
Equity compensation plan (134,257 shares)	67	(67)	-	-	-	-
Exercise of stock options (77,479 shares)	39	1,136	-	-	-	1,175
Stock-based compensation	-	1,929	42	-	-	1,971
Other	-	(13)	-	-	-	(13)
Balance at March 31, 2019	$90,741	$827,339	$1,152,197	$(77,692)	$-	$1,992,585

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive
	Stock	Par Value	Earnings	Stock	Income	Total
Balance at December 31, 2017	$90,350	$807,135	$1,132,556	$(73,280)	$860	$1,957,621
Net income	-	-	50,839	-	-	50,839
Dividends declared ($0.2047 per share)	-	-	(36,386)	-	-	(36,386)
Issuance of common stock under dividend reinvestment plan (11,252 shares)	6	355	-	-	-	361
Repurchase of stock (71,940 shares)	-	-	-	(2,491)	-	(2,491)
Equity compensation plan (181,670 shares)	91	(91)	-	-	-	-
Exercise of stock options (62,688 shares)	31	979	-	-	-	1,010
Stock-based compensation	-	1,443	(41)	-	-	1,402
Cumulative effect of change in accounting principle - financial instruments	-	-	860	-	(860)	-
Other	-	(197)	-	-	-	(197)
Balance at March 31, 2018	$90,478	$809,624	$1,147,828	$(75,771)	$-	$1,972,159

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$16,924	$50,839
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	39,410	36,097
Deferred income taxes	(8,852)	(2,849)
Provision for doubtful accounts	803	896
Stock-based compensation	1,930	1,444
Gain on sale of other assets	(220)	(196)
Interest rate swap agreements	34,782	-
Net change in receivables, inventory and prepayments	2,263	5,402
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(3,402)	(996)
Pension and other postretirement benefits contributions	(3,947)	(5,217)
Other	(404)	2,934
Net cash flows from operating activities	79,287	88,354
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $1,030 and $782	(133,792)	(105,136)
Acquisitions of utility systems, net	(469)	(190)
Net proceeds from the sale of other assets	242	174
Other	462	(75)
Net cash flows used in investing activities	(133,557)	(105,227)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	1,858	1,742
Repayments of customers' advances	(765)	(1,014)
Net proceeds of short-term debt	17,114	16,692
Proceeds from long-term debt	117,995	66,996
Repayments of long-term debt	(41,976)	(21,898)
Change in cash overdraft position	(3,856)	(8,944)
Proceeds from issuing common stock	4,035	361
Proceeds from exercised stock options	1,175	1,010
Repurchase of common stock	(1,857)	(2,491)
Dividends paid on common stock	(39,014)	(36,386)
Other	(13)	(197)
Net cash flows from financing activities	54,696	15,871
Net change in cash and cash equivalents	426	(1,002)
Cash and cash equivalents at beginning of period	3,627	4,204
Cash and cash equivalents at end of period	$4,053	$3,202

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$42,594	$23,629
Non-cash customer advances and contributions in aid of construction	17,331	4,979

See notes to consolidated financial statements beginning on page 7 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”, “we”, “us” or “our”) at March 31, 2019, the consolidated statements of operations and comprehensive income for the three months ended March 31, 2019 and 2018 the consolidated statements of cash flow for the three months ended March 31, 2019 and 2018, and the consolidated statements of equity for the three months ended March 31, 2019 and 2018 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present a fair statement of its consolidated financial position, consolidated changes in equity, consolidated results of operations, and consolidated cash flow for the periods presented.  Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The results of operations for interim periods may not be indicative of the results that may be expected for the entire year.  The December 31, 2018 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2018 audited consolidated financial statements but does not include all disclosures and notes normally provided in annual financial statements.

The preparation of financial statements often requires the selection of specific accounting methods and policies.  Further, significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in its consolidated balance sheets, the revenues and expenses in its consolidated statements of operations, and the information that is contained in its summary of significant accounting policies and notes to consolidated financial statements.  Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time.  Accordingly, actual amounts or future results can differ materially from those estimates that the Company includes currently in its consolidated financial statements, summary of significant accounting policies, and notes.

There have been no changes to the summary of significant accounting policies, other than as described in Note 17 –  Leases as a result of the adoption of a new accounting pronouncement adopted on January 1, 2019, previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended			Three Months Ended
	March 31,2019			March 31,2018
	Water Revenues	Wastewater Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$114,047	$19,947	$-	$113,837	$17,532	$-
Commercial	30,291	3,566	-	30,342	2,888	-
Fire protection	8,078	-	-	7,938	-	-
Industrial	6,865	481	-	6,360	463	-
Other water	12,808	-	-	11,021	-	-
Other wastewater	-	1,396	-	-	791	-
Other utility	-	-	2,890	-	-	2,335
Revenues from contracts with customers	172,089	25,390	2,890	169,498	21,674	2,335
Alternative revenue program	(36)	(113)	-	-	-	-
Other and eliminations	-	-	912	-	-	840
Consolidated	$172,053	$25,277	$3,802	$169,498	$21,674	$3,175

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

Alternative Revenue Program – These revenues represent the difference between the actual billed utility water and wastewater revenues for Aqua Illinois and the revenues set in the last Aqua Illinois rate case.  We recognize revenues based on the target amount established in the last rate case, and then record either

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

a regulatory asset or liability based on the cumulative annual difference between the target and actual, which results in either a refund due to customers or a payment from customers.  The cumulative annual difference is either refunded to customers or collected from customers over a nine-month period.  This revenue program represents a contract between the utility and its regulators, not customers, and therefore is not within the scope of the Financial Accounting Standards Board’s (“FASB”) accounting guidance for recognizing revenue from contracts with customers.

Other and Eliminations – Other and eliminations consist of our market-based revenues, which comprises:  Aqua Infrastructure and Aqua Resources (described below), and intercompany eliminations for revenue billed between our subsidiaries.

Aqua Infrastructure is the holding company for our 49% investment in a joint venture that operates a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale of north central Pennsylvania.  The joint venture earns revenues through providing non-utility raw water supply services to natural gas drilling companies which enter into water supply contracts.  The performance obligation is to deliver non-potable water to the joint venture’s customers.  Aqua Infrastructure’s share of the revenues recognized by the joint venture is reflected, net, in equity earnings in joint venture on our consolidated statements of operations.

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

Note 3 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2018	$47,885	$4,841	$52,726
Goodwill acquired	343	-	343
Balance at March 31, 2019	$48,228	$4,841	$53,069

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 4 – Acquisitions

Peoples Gas Acquisition

Pursuant to the Company’s growth strategy, on October 22, 2018, the Company entered into a purchase agreement (the “Acquisition Agreement”) with LDC Parent LLC (“Seller”), to acquire its interests in LDC Funding LLC (“LDC”).  LDC is the parent of LDC Holdings LLC (“LDC Holdings”), and LDC Holdings is the parent of five natural gas public utility companies, which includes Peoples Natural Gas Company, Peoples Gas Company, and Delta Natural Gas Company as well as other operating subsidiaries.  This acquisition is referred to as the “Peoples Gas Acquisition,” and collectively these businesses are referred to as “Peoples.”   Peoples is headquartered in Pittsburgh, Pennsylvania, and serves approximately 740,000 gas utility customers in western Pennsylvania, West Virginia, and Kentucky.  At the closing of the Peoples Gas Acquisition, the Company will pay $4,275,000, in cash subject to adjustments for working capital, certain capital expenditures, transaction expenses and closing indebtedness as set forth in the Acquisition Agreement.  The Company expects to assume approximately $1,370,000 of Peoples’ indebtedness upon the closing of the Peoples Gas Acquisition, which would reduce the cash purchase price by approximately $1,370,000.

On October 22, 2018, the Company obtained a commitment (the “Bridge Commitment”) from certain banks to provide senior unsecured bridge loans in an aggregate amount of up to $5,100,000 to, among other things, backstop the Peoples Gas Acquisition purchase price and refinancing of certain debt of the Company and Peoples.  On March 29, 2019, the Company entered into a Stock Purchase Agreement to issue shares of common stock in a private placement to fund a portion of the Peoples Gas Acquisition.    The gross proceeds of the Stock Purchase Agreement are expected to amount to approximately $750,000.  As of March 31, 2019, the Company had terminated approximately $1,633,000 of commitments under the Bridge Commitment.    Further, on April 18, 2019, the Company issued $1,293,750 of its common stock and $690,000 of its tangible equity units, with a stated amount of $50 per unit, and on April 26, 2019, the Company issued $900,000 of senior notes.  Lastly,  in April 2019, as a result of the Company’s common stock, tangible equity units, and senior notes issuances, we terminated approximately $2,717,000 of commitments under the Bridge Commitment.  The remaining balance available under the Bridge Commitment is $750,000.    Refer to Note 6 – Capitalization for further information on these financings.

On October 23, 2018, the Company entered into interest rate swap agreements to mitigate interest rate risk associated with an anticipated $850,000 of future debt issuances to fund a portion of the Peoples Gas Acquisition.  The interest rate swaps were settled on April 24, 2019 in conjunction with the issuance of long-term debt used to finance a portion of the purchase price of this acquisition, which resulted in a payment by the Company of $83,520.    Refer to Note 7 – Interest Rate Swap Agreements for further information.  The interest rate swaps did not qualify for hedge accounting and any changes in the fair value of the swaps was included in our earnings.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Peoples Gas Acquisition is subject to regulatory approval by the Pennsylvania public utility commission, and other customary closing conditions set forth in the Acquisition Agreement.  Approval from the United States Federal Trade Commission was obtained in December 2018 and approvals from the public utility commissions of Kentucky and West Virginia were obtained in March 2019 and April 2019, respectively.  The Peoples Gas Acquisition is expected to close in mid-2019, once all regulatory approvals are obtained, and closing conditions are met, and it is anticipated that this acquisition will result in the recording of goodwill.  In the event that the Acquisition Agreement is terminated due to certain breaches by the Company, a fee of $120,000 would be payable to the Seller as a reverse termination fee.

Water and Wastewater Utility Acquisitions

In July 2018, the Company acquired the wastewater utility systems assets of Limerick Township, Pennsylvania which serves 5,497 customers.  The total cash purchase price for the utility system was $74,836.  The purchase price allocation for this acquisition consisted primarily of acquired property, plant and equipment of $64,759, and goodwill of $10,790.  Additionally, during 2018, the Company completed seven acquisitions of water and wastewater utility systems in three states adding 8,661 customers.  The total purchase price of these utility systems consisted of $42,519 in cash.  The purchase price allocation for these acquisitions consisted primarily of acquired property, plant and equipment.  Further, in December 2018, the Company acquired the Valley Creek Trunk Sewer System, serving area municipalities in Pennsylvania, from the Tredyffrin Township Municipal Authority for $28,300.  The system receives untreated wastewater from area municipalities, which is conveyed to the Valley Forge Treatment Plant.  The system consists of 49,000 linear feet of gravity sewers, pump stations, and force mains

In November 2018, the Company entered into a purchase agreement to acquire the wastewater utility system assets of East Norriton Township, Pennsylvania, which serves approximately 4,950 customers for $21,000.  The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In addition to the Company’s pending acquisitions in East Norriton and Cheltenham Townships, as part of the Company’s growth-through-acquisition strategy, the Company entered into purchase agreements to acquire the water or wastewater utility system assets of four municipalities for a total combined purchase price in cash of $38,950 which we plan to finance by the issuance of debt.  The purchase price for these acquisitions is subject to certain adjustments at closing, and the acquisitions are subject to regulatory approvals, including the final determination of the fair value of the rate base acquired.  Closings for our remaining acquisitions (other than the Peoples Gas Acquisition) are expected to occur by the end of 2019, subject to the timing of the regulatory approval process.  In total, these acquisitions (other than the Peoples Gas Acquisition) will add approximately 4,000 customers in two of the states in which the Company operates in.

Note 5 –  Assets Held for Sale

In the fourth quarter of 2018, the Company decided to market for sale a water system in Virginia that serves approximately 500 customers.  This water system is reported as assets held for sale in the Company’s consolidated balance sheet, and in April 2019, the Company completed the sale for proceeds of $1,882.

In the first quarter of 2017, the Company decided to market for sale a water system in Texas that serves approximately 265 customers.  This water system is reported as assets held for sale in the Company’s consolidated balance sheet, and the sale is expected to close in the second quarter of 2019.

Note 6 – Capitalization

Private Placement

On March 29, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Canada Pension Plan Investment Board (the “Investor”), pursuant to which the Company has agreed to issue and sell to the Investor in a private placement (the “Private Placement”) 21,661,095 newly issued shares of common stock, par value $0.50 per share (the “Common Stock”).  The gross proceeds of the Private Placement are expected to amount to approximately $750,000,  less estimated expenses of $21,560.

The shares issued and sold to the Investor pursuant to the Private Placement were to be priced at the lower of (1) $34.62, which represents a 4.5% discount to the trailing 20 consecutive trading day volume weighted average price of the Common Stock ending on, and including, March 28, 2019, and (2) the volume weighted average price per share in the Company’s subsequent public offering of Common Stock to fund a portion of the Peoples Gas Acquisition.  Based on the common stock offering noted below, the Private Placement was priced at $34.62 per share.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The closing of the Private Placement is expected to occur concurrently with the closing of the Peoples Gas Acquisition, subject to certain closing conditions, including the closing of the Peoples Gas Acquisition, and the execution and delivery of a shareholder agreement between the Investor and the Company.  The Investor has agreed to certain transfer restrictions for a period of 15 months from the closing date of the Peoples Gas Acquisition.

The Stock Purchase Agreement contains customary representations, warranties and covenants of the Company and the Investor, and the parties have agreed to indemnify each other for losses related to breaches of their respective representations and warranties.  Upon closing of the Private Placement, the Company has agreed to reimburse the Investor for reasonable out-of-pocket diligence expenses of up to $4,000, subject to certain exceptions.

Common Stock / Equity Unit Issuances

Subsequent to the quarterly period ended March 31, 2019, on April 23, 2019, the Company issued $1,293,750,  less estimated expenses of $30,496, of its common stock and $690,000,  less estimated expenses of $16,251, of its tangible equity units (the “Units”), with a stated amount of $50 per unit.  These issuances are part of securing the permanent financing to close the Peoples Gas Acquisition.  The common stock was issued at $34.62 per share and thus the Private Placement noted above was priced at $34.62 per share.

Each Unit consists of a prepaid stock purchase contract and an amortization note due April 30, 2022, each issued by the Company.  Unless earlier settled or redeemed, each stock purchase contract will automatically settle on April 30, 2022 (subject to postponement in limited circumstances) for between 1.1790 and 1.4442 shares of the Company’s common stock, subject to adjustment, based upon the applicable market value of the common stock, as described in the final prospectus supplement relating to the Units.  The amortizing notes have an initial principal amount of $8.62909, or $119,081 in aggregate, and bear interest at a rate of 3.00% per year, and pay equal quarterly cash installments of $0.75000 per amortizing note (except for the July 30, 2019 installment payment, which will be $0.80833 per amortizing note), that will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate will be equivalent to 6.00% per year with respect to each $50 stated amount of the Units.  The amortizing notes represent unsecured senior obligations of the Company.

The issuance of the common stock and the Units (including the component stock purchase contracts and amortizing notes) were separate public issuances made by means of separate prospectus supplements pursuant to the Company’s universal “pay as you go” shelf registration statement, filed with the SEC in February 2018, which allows for the potential future offer and sale by us, from time to time, in one or more public offerings, of an indeterminate amount of the Company’s common stock, preferred stock, debt securities, and other securities specified therein at indeterminate prices.

The Company expects to record the issuance of the purchase contract portion of the Units as additional paid-in-capital of $570,919,  less estimated allocable issuance costs of $13,446, in our financial statements.  The Company also expects to record the amortizing notes portion of the Units of $119,081 as long-term debt and to record estimated allocable issuance costs of $2,805 as debt issuance costs.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Long-term Debt

Subsequent to the quarterly period ended March 31, 2019, on April 26, 2019, the Company issued $900,000 of long-term debt (the “Senior Notes”), less estimated expenses of $9,147, of which $400,000 is due in 2029, and $500,000 is due in 2049 with interest rates of 3.566% and 4.276%, respectively.

The issuance of the Senior Notes was not conditioned upon the consummation of the Peoples Gas Acquisition; however, if (1) the Peoples Gas Acquisition has not been consummated on or prior to April 22, 2020, (2) on or prior to the April 22, 2020 and prior to the consummation of the Peoples Gas Acquisition, the Acquisition Agreement is terminated or (3) prior to the consummation of the Peoples Gas Acquisition, the Company otherwise publicly announces that the acquisition will not be consummated, then the Company will be required to redeem all outstanding Senior Notes on a special mandatory redemption date at a special mandatory redemption price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest thereon, if any, to, but excluding, the special mandatory redemption date.

The Company intends to use the net proceeds from the issuance of Senior Notes,  together with the net proceeds from the common stock offering and tangible equity unit offering noted above, as well as the proceeds from the Private Placement of common stock noted above, to (1) fund the Peoples Gas Acquisition, (2) complete the redemption of $313,500 aggregate principal amount of certain of the Company’s outstanding notes noted below, (3) pay related costs and expenses, and (4) for general corporate purposes.  Upon consummation of the Private Placement, the permanent financing for the Peoples Gas Acquisition will be complete.

On May 18, 2019, the Company expects to redeem $313,500 of the Company’s outstanding notes (the “Company Debt Refinancing”) that have maturities ranging from 2019-2037 and interest rates ranging from 3.57-5.83%.  Additionally, the Company Debt Refinancing is subject to a make whole payment of approximately $25,000.

If for any reason the Peoples Gas Acquisition is not consummated, the Company intends to use the net proceeds from these financings, after the special mandatory redemption noted above, for general corporate purposes, which may include the redemption of certain of the Company’s outstanding notes, repurchases of the Company’s common stock, debt repayment, capital expenditures, and investments.

Note 7 – Interest Rate Swap Agreements

In October 2018, the Company entered into interest rate swap agreements to mitigate interest rate risk associated with an anticipated $850,000 of future debt issuances to fund a portion of the Peoples Gas Acquisition and refinance a portion of the Company’s borrowings.    The interest rate swaps do not qualify for hedge accounting and any changes in the fair value of the swaps was included in our earnings.  The interest rate swaps were classified as financial derivatives used for non-trading activities.  Other than the interest rate swaps, the Company has no other derivative instruments.  The Company recorded the fair value of the interest rate swaps by discounting the future net cash flows associated with the debt issuance and recognized either an asset or liability at the balance sheet date.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table provides a summary of the fair value of our interest rate swap agreements:

	Derivative Assets		Derivative Liabilities
	March 31,		March 31,
	Balance Sheet Location	2019	Balance Sheet Location	2019
Derivatives not designated as hedging instrument:
Interest rate swaps	Current assets	$-	Current liabilities	$94,561

The following table provides a summary of the amounts recognized in earnings for our interest rate swap agreements:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
	Location of Gain (Loss) Recognized	2019
Derivatives not designated as hedging instrument:
Interest rate swaps	Other (expense) income	$(34,782)

Subsequent to the quarterly period ended March 31, 2019, on April 24, 2019, the Company settled the interest rate swap agreements upon issuance of $900,000 of long-term debt used to finance a portion of the purchase price of the Peoples Gas Acquisition.  The settlement resulted in a payment by the Company of $83,520.

Note 8 – Financial Instruments

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

need to maximize the use of observable inputs and minimize the use of unobservable inputs.  There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended March 31, 2019.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions.  As of March 31, 2019, and December 31, 2018, the carrying amount of the Company’s loans payable was $32,563 and $15,449, respectively, which equates to their estimated fair value.  The fair value of the interest rate swap agreements was determined by discounting the future net cash flows utilizing level 2 methods and assumptions.  As of March 31, 2019 and December 31, 2018, the fair value of the Company’s interest rate swap agreements represented a liability of $94,561 and $59,779, respectively.  The fair value of cash and cash equivalents, which is comprised of uninvested cash, is determined based on the net asset value per unit utilizing Level 1 methods and assumptions.  As of March 31, 2019, and December 31, 2018, the carrying amounts of the Company's cash and cash equivalents was $4,053 and $3,627, respectively, which equates to their fair value.  The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions.  As of March 31, 2019, and December 31, 2018, the carrying amount of these securities was $22,068 and $20,388, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

Unrealized gain and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended
	March 31,
	2019	2018
Net gain recognized during the period on equity securities	$133	$21
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$133	$21

The net gain recognized on equity securities is presented on the consolidated statements of operations on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	March 31,	December 31,
	2019	2018
Carrying amount	$2,639,574	$2,563,660
Estimated fair value	2,689,570	2,588,086

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $99,186 as of March 31, 2019, and $93,343 as of December 31, 2018.  Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates.  Portions of these non-interest bearing instruments are payable annually through 2029 and amounts not paid by the respective contract expiration dates become non-refundable.  The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

Note 9 – Net Income per Common Share

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

	Three Months Ended
	March 31,
	2019	2018
Average common shares outstanding during the period for basic computation	178,213	177,801
Dilutive effect of employee stock-based compensation	339	437
Average common shares outstanding during the period for diluted computation	178,552	178,238

For the three months ended March 31, 2019, employee stock options to purchase 776,211 shares of common stock were excluded from the calculations of diluted net income per share as the calculated cost to exercise the stock options was greater than the average market price of the Company’s common stock during this period.  For the three months ended March 31, 2018, all of the Company’s employee stock options were included in the calculation of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods.

Note 10 – Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan, as amended as of February 27, 2014 (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors.  No further grants may be made under the 2004 Plan.  The 2009 Plan authorizes 6,250,000 shares for issuance under the plan.  A maximum of 3,125,000 shares under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the 2009 Plan.  During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the 2009 Plan.  Awards to employees and consultants under the 2009 Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors.  In the case of awards to non-employee directors, the Board of Directors makes such awards.  At March 31, 2019, 2,618,037 shares were still available for issuance under the 2009 Plan.

Performance Share Units – A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting period, which is generally three years.  Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals.  The following table provides compensation costs for stock-based compensation related to PSUs:

	Three Months Ended
	March 31,
	2019	2018
Stock-based compensation within operations and maintenance expenses	$997	$859
Income tax benefit	227	241

The following table summarizes the PSU transactions for the three months ended March 31, 2019:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	443,410	$27.20
Granted	-	-
Performance criteria adjustment	(70,064)	33.56
Forfeited	(668)	34.21
Share units issued	(89,324)	52.39
Nonvested share units at end of period	283,354	17.67

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

during the three months ended March 31, 2018 was $37.65.  The Company did not grant PSUs for the three months ended March 31, 2019.  The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months.  The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.  The recording of compensation expense for PSUs has no impact on net cash flows.

Restricted Stock Units – A restricted stock unit (“RSU”) represents the right to receive a share of the Company’s common stock.  RSUs are eligible to be earned at the end of a specified restricted period, which is generally three years, beginning on the date of grant.  The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of the RSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the RSUs.  The following table provides the compensation cost and income tax benefit for stock-based compensation related to RSUs:

	Three Months Ended
	March 31,
	2019	2018
Stock-based compensation within operations and maintenance expenses	$425	$351
Income tax benefit	120	100

The following table summarizes the RSU transactions for the three months ended March 31, 2019:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	130,085	$33.13
Granted	55,489	36.01
Stock units vested and issued	(40,029)	32.88
Forfeited	(177)	35.23
Nonvested stock units at end of period	145,368	34.30

The per unit weighted-average fair value at the date of grant for RSUs granted during the three months ended March 31, 2019 and 2018 was $36.01 and $34.91, respectively.

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

	Three Months Ended
	March 31,
	2019	2018
Stock-based compensation within operations and maintenance expenses	$328	$94
Income tax benefit	92	58

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used in the application of this valuation model:

	2019	2018
Expected term (years)	5.47	5.46
Risk-free interest rate	2.53%	2.72%
Expected volatility	17.7%	17.2%
Dividend yield	2.44%	2.37%
Grant date fair value per option	$5.25	$5.10

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the three months ended March 31, 2019:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	422,972	$25.97
Granted	768,413	35.94
Forfeited	(1,696)	34.78
Expired / Cancelled	-	-
Exercised	(77,479)	15.16
Outstanding at end of period	1,112,210	$33.60	8.9	$3,160

Exercisable at end of period	208,476	$25.01	5.4	$2,384

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

	Three Months Ended
	March 31,
	2019	2018
Stock-based compensation within operations and maintenance expenses	$180	$140
Income tax benefit	52	40

The following table summarizes stock award transactions for the three months ended March 31, 2019:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	4,904	36.73
Vested	(4,904)	36.73
Nonvested stock awards at end of period	-	-

The per unit weighted-average fair value at the date of grant for stock awards granted during the three months ended March 31, 2019 and 2018 was $36.73 and $33.90, respectively.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 11 – Pension Plans and Other Postretirement Benefits

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

	Pension Benefits
	Three Months Ended
	March 31,
	2019	2018
Service cost	$680	$812
Interest cost	2,954	2,874
Expected return on plan assets	(3,818)	(4,553)
Amortization of prior service cost	155	132
Amortization of actuarial loss	1,982	1,823
Net periodic benefit cost	$1,953	$1,088

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2019	2018
Service cost	$205	$262
Interest cost	750	708
Expected return on plan assets	(621)	(677)
Amortization of prior service cost	(116)	(127)
Amortization of actuarial loss	166	296
Net periodic benefit cost	$384	$462

The components of net periodic benefit cost other than service cost are presented on the consolidated statements of operations on the line item “Other.”

The Company made cash contributions of $3,685 to its Pension Plan during the first three months of 2019 and intends to make additional cash contributions of $4,357 to the Pension Plan during the remainder of 2019.

Note 12 – Water and Wastewater Rates

During the first three months of 2019, the Company’s operating divisions in Ohio were granted base rate increases designed to increase total operating revenues on an annual basis by $974.  Further, during the first three months of 2019, the Company’s operating divisions in Ohio and Pennsylvania received

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $2,269.

In December 2018, the Company’s operating subsidiary in New Jersey filed for a base rate increase in water rates for its customers, proposing an aggregate increase of $7,202 in annual revenues.  The base rate case is being reviewed by the New Jersey Board of Public Utilities.  The Company expects resolution of the New Jersey base rate case in 2019.

In August 2018, the Company’s operating subsidiary in Pennsylvania filed for a base rate increase in water and wastewater rates for its customers.  The base rate case is being reviewed by the Pennsylvania Public Utility Commission.  In February 2019, the Company filed a settlement for this base rate case.  Rates from this settlement for approximately $47,000 are expected to go into effect in May 2019.  The administrative law judges issued a recommended decision approving the settlement on March 11, 2019.  The Company is awaiting a final order from the Pennsylvania Public Utility Commission.

Note 13 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2019	2018
Property	$6,466	$6,749
Gross receipts, excise and franchise	3,220	3,265
Payroll	3,481	3,275
Regulatory assessments	747	627
Pumping fees	969	991
Other	86	60
Total taxes other than income	$14,969	$14,967

Note 14 – Segment Information

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

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$200,220	$912	$201,132	$193,507	$840	$194,347
Operations and maintenance expense	74,338	4,976	79,314	71,303	2,643	73,946
Depreciation	39,065	9	39,074	35,958	9	35,967
Amortization	196	140	336	88	42	130
Operating income (loss)	72,865	(5,426)	67,439	72,058	(2,721)	69,337
Interest expense, net	23,658	4,192	27,850	21,708	1,763	23,471
Allowance for funds used during construction	4,056	-	4,056	2,867	-	2,867
Equity earnings in joint venture	-	543	543	-	382	382
Provision for income taxes (benefit)	936	(9,106)	(8,170)	(643)	(1,488)	(2,131)
Net income (loss)	52,169	(35,245)	16,924	54,027	(3,188)	50,839
Capital expenditures	133,792	-	133,792	105,136	-	105,136

	March 31,	December 31,
	2019	2018
Total assets:
Regulated	$6,921,138	$6,807,960
Other	159,812	156,536
Consolidated	$7,080,950	$6,964,496

Note 15 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business.  The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.  As of March 31, 2019, the aggregate amount of $18,088 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities.  These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated.  For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses.  While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Further, the Company has insurance coverage for certain of these loss contingencies, and as of March 31, 2019, estimates that approximately $6,644 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

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

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims.  The Company’s reserve for these claims totaled $1,515 at March 31, 2019 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 16 – Income Taxes

During the three months ended March 31, 2019, the Company’s Federal net operating loss (“NOL”) carryforward decreased by $142.  In addition, during the three months ended March 31, 2019, the Company’s state NOL carryforward increased by $19,623.  As of March 31, 2019, the balance of the Company’s Federal NOL was $10,693.  The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance.  As of March 31, 2019, the balance of the Company’s gross state NOL was $669,909, a portion of which is offset by a valuation allowance because the Company does not believe the state NOLs are more likely than not to be realized.  The Company’s Federal and state NOL carryforwards begin to expire in 2032 and 2023, respectively.  The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $69,189 and $85,737, respectively.  The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $79,882 and $755,646 respectively.  The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

As of March 31, 2019, the total gross unrecognized tax benefit was $17,746.  As a result of the regulatory treatment afforded for qualifying infrastructure improvements in Pennsylvania, $27,506, if recognized, would affect the Company’s effective tax rate.  At December 31, 2018, the Company had unrecognized tax benefits of $17,792.

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

As of December 31, 2017, the Company had provisionally estimated that $175,108 of deferred income tax liabilities for our Pennsylvania subsidiary, Aqua Pennsylvania, will be a regulatory liability as a result of the accounting effect of the Tax Cuts and Jobs Acts (the “TCJA”).  In May 2018, the Pennsylvania Public Utility Commission (“PA PUC”) issued an order that set forth the requirements for utilities to either immediately initiate the refund or otherwise address the impacts of the TCJA in the utilities’ next rate case.  Aqua Pennsylvania was included in the rate filing group of utilities as the Company filed a base rate case in August 2018, during which it expected the PA PUC to address the effects of the TCJA

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

within the base rate case filing.  Additionally, the PA PUC has ordered that all rates charged by utilities, including those billed by Aqua Pennsylvania since January 1, 2018, are temporary and subject to refund pending the outcome of its review of the effects of the TCJA within the next base rate case.  In February 2019, Aqua Pennsylvania filed a settlement for this base rate case, and on March 11, 2019, the administrative law judges issued a recommended decision approving the settlement on March 11, 2019.  The Company is awaiting a final order from the PA PUC.  There has been no material change in the Company’s estimate of its regulatory liability.  Overall, the Company has applied a reasonable interpretation of the impact of the TCJA and a reasonable estimate of the regulatory resolution.  Further clarification of the TCJA and regulatory resolution may change the amounts estimated of the deferred income tax provision and the accumulated deferred income tax liability.

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

Note 17 – Leases

The Company leases land, office facilities, office equipment, and vehicles for use in its operations, which are accounted for as operating leases.  Leases with a remaining term of 12 months or less are not recorded on the balance sheet; rather, lease expense is recognized on a straight-line basis over the lease term. Our leases have remaining lives of 1 year to 76 years.

Some of the Company’s leases can be extended on a month-to-month basis, which allow us to terminate the lease at any given month without penalty while others include options to extend the leases for up to 50 years.  The renewal of a month-to-month lease is at our sole discretion.

The Company accounts for lease and non-lease components of lease arrangements separately.  For calculating lease liabilities, we may deem lease terms to include options to extend or terminate the lease when it’s reasonably certain that we will exercise that option.  The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants.

Lease liabilities and corresponding right-of-use assets are recorded based on the present value of the lease payments over the expected lease term, including leases with variable payments that are based on a market rate or an index.  All other variable payments are expensed as incurred.  Since the Company’s lease agreements do not provide an implicit interest rate, we utilize our incremental borrowing rate to determine the discount rate used to present value the lease payments.

For the Company’s regulated utility operations, we utilize the FASB’s accounting guidance for leases for entities with regulated operations, which allows, for rate-making purposes, a lease to be accounted for as

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

an operating lease even though the lease may be classified as a finance lease, since the amount of the lease payment is included in allowable costs as rental expense in the period it covers.

Three Months Ended
March 31, 2019
Components of lease expense were as follows:
Operating lease cost	$575

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$938

March 31,
2019
Supplemental balance sheet information related to leases was as follows:
Operating Leases:
Operating lease right-of-use assets	$13,088

Other accrued liabilities	$1,344
Operating lease liabilities	11,744
Total operating lease liabilities	$13,088

March 31,
2019
Weighted average remaining lease term:
Operating leases	26 years

Weighted average discount rate:
Operating leases	4.06%

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Maturities of operating lease liabilities and a reconciliation of the operating lease liabilities reported on our Consolidated Balance Sheets as of March 31, 2019 are as follows:

Operating Leases
2019	$970
2020	1,574
2021	1,351
2022	1,123
2023	749
Thereafter	15,757
Total operating lease payments	$21,524

Total operating lease payments	$21,524
Less operating lease liabilities	13,088
Present value adjustment	$8,436

The future annual minimum lease payments due for the Company’s leases as of December 31, 2018 were as follows:

2019	$2,221
2020	1,682
2021	1,443
2022	1,221
2023	848
Thereafter	16,170
Total	$23,585

Note 18 – Recent Accounting Pronouncements

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

Pronouncements adopted during the year:

In February 2016, the FASB issued updated accounting guidance on accounting for leases, which requires lessees to establish a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  For income statement purposes, leases will be classified as either operating or finance.  Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern.  The updated accounting guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption available.  On January 1, 2019, the Company adopted the updated guidance as required using the modified retrospective approach, which provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach.  Further, we elected the package of practical expedients permitted under the transition guidance within the updated guidance, which among other things, allowed the Company to carry forward its historical lease classification.  The Company also elected the practical expedient related to land easements, allowing the Company to carry forward its accounting treatment for land easements on existing agreements.  Adoption of the new guidance resulted in the recording, on the Company’s consolidated balance sheet, of a right-of-use asset and lease liability of $14,028 as of January 1, 2019, and there was no cumulative impact adjustment to retained earnings for prior periods accounted for under the previous lease guidance.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address, among other things: the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions.  Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements.  These risks and uncertainties include, among others: the effects of regulation, abnormal weather, changes in capital requirements and funding, our ability to close acquisitions, changes to the capital markets, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such report and those included under the captions “Risk Factors” in this Quarterly Report.  As a result, readers are cautioned not to place undue reliance on any forward-looking statements.  We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Aqua America, Inc., which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, formerly known as Philadelphia Suburban Water Company.  In the early 1990s, we embarked on a growth-through-acquisition strategy focused on water and wastewater operations.  Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of American Water Works Company, Inc.’s regulated operations in Ohio in 2012.  Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and has extended our regulated operations from southeastern Pennsylvania to include operations in seven other states.   The Company seeks to acquire businesses in the U.S. regulated sector, which includes water and wastewater utilities and other regulated utilities, and to opportunistically pursue growth ventures in select market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated businesses.  On October 22, 2018, the Company entered into an agreement to acquire, from LDC Funding LLC, the parent company of PNG Companies, a natural gas distribution company consisting of Peoples Natural Gas Company LLC, Peoples Gas Company LLC, and Delta Natural Gas Company Inc. (“Peoples”), which upon closing, will expand the Company’s regulated utility business to include natural gas distribution.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes.

Financial Condition

During the first three months of 2019, we incurred $133,792 of capital expenditures, expended $469 for the acquisition of water and wastewater utility systems, issued $117,995 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $41,976. The capital expenditures were related to new and replacement water mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements.  The issuance of long-term debt was comprised principally of the funds borrowed under our revolving credit facility.

Pursuant to the Company’s growth strategy, on October 22, 2018, the Company entered into a purchase agreement (the “Acquisition Agreement”) with LDC Parent LLC (“Seller”), to acquire its interests in LDC Funding LLC (“LDC”).  LDC is the parent of LDC Holdings LLC (“LDC Holdings”), and LDC Holdings is the parent of five natural gas public utility companies, which includes Peoples Natural Gas Company, Peoples Gas Company, and Delta Natural Gas Company as well as other operating subsidiaries.  This acquisition is referred to as the “Peoples Gas Acquisition,” and collectively these businesses are referred to as “Peoples.”  Peoples is headquartered in Pittsburgh, Pennsylvania, and serves approximately 740,000 gas utility customers in western Pennsylvania, West Virginia, and Kentucky.  At the closing of the Peoples Gas Acquisition, the Company will pay $4,275,000, in cash subject to adjustments for working capital, certain capital expenditures, transaction expenses and closing indebtedness as set forth in the Acquisition Agreement.  The Company expects to assume approximately

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

$1,370,000 of Peoples’ indebtedness upon closing of the Peoples Gas Acquisition, which would reduce the cash purchase price by approximately $1,370,000.

On October 22, 2018, the Company obtained a commitment (the “Bridge Commitment”) from certain banks to provide senior unsecured bridge loans in an aggregate amount of up to $5,100,000 to, among other things, backstop the Peoples Gas Acquisition purchase price and refinancing of certain debt of the Company and Peoples.  On March 29, 2019, the Company entered into a Stock Purchase Agreement to issue shares of common stock in a private placement to fund a portion of the Peoples Gas Acquisition.  The gross proceeds of the Stock Purchase Agreement are expected to amount to approximately $750,000.    As of March 31, 2019, the Company had terminated approximately $1,633,000 of commitments under the Bridge Commitment.  Further, on April 18, 2019, the Company issued $1,293,750 of its common stock and $690,000 of its tangible equity units, with a stated amount of $50 per unit, and on April 26, 2019, the Company issued $900,000 of senior notes.  Lastly, in April 2019, as a result of the Company’s common stock, tangible equity units, and senior notes issuances, we terminated approximately $2,717,000 of commitments under the Bridge Commitment.  The remaining balance available under the Bridge Commitment is $750,000.  Refer to Note 6 – Capitalization to the consolidated financial statements for further information on these financings.

On May 18, 2019, the Company expects to redeem $313,500 of the Company’s outstanding notes that had maturities ranging from 2019-2037 and interest rates ranging from 3.57-5.83%.  Additionally, the redemption of senior unsecured notes is subject to a make whole payment of approximately $25,000.

On October 23, 2018, the Company entered into interest rate swap agreements to mitigate interest rate risk associated with an anticipated $850,000 of future debt issuances to fund a portion of the Peoples Gas Acquisition.  The interest rate swaps were settled on April 24, 2019 in conjunction with the issuance of $900,000 of long-term debt used to finance a portion of the purchase price of this acquisition.  Refer to Note 7 – Interest Rate Swap Agreements to the consolidated financial statements in this report for further information.  The interest rate swaps did not qualify for hedge accounting and any changes in the fair value of the swaps was included in our earnings.

The Peoples Gas Acquisition is subject to certain other adjustments at closing and is subject to regulatory approval by the Pennsylvania public utility commission, and other customary closing conditions set forth in the Acquisition Agreement.  Approval from the United States Federal Trade Commission was obtained in December 2018 and approvals from the public utility commissions of Kentucky and West Virginia were obtained in March 2019 and April 2019, respectively.  The Peoples Gas Acquisition is expected to close in mid-2019, once all regulatory approvals are obtained and closing conditions are met, and it is anticipated that this acquisition will result in the recording of goodwill.  In the event that the Acquisition Agreement is terminated due to certain breaches by the Company, a fee of $120,000 would be payable to the Seller as a reverse termination fee.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

At March 31, 2019, we had $4,053 of cash and cash equivalents compared to $3,627 at December 31, 2018.  During the first three months of 2019, we used the proceeds from the issuance of long-term debt and internally generated funds to fund the cash requirements discussed above and to pay dividends.

At March 31, 2019, our $550,000 unsecured revolving credit facility, which expires in December 2023, had $83,302 available for borrowing.  At March 31, 2019, we had short-term lines of credit of $135,500, of which $102,936 was available for borrowing.  One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of March 31, 2019, $67,436 was available for borrowing.

Our short-term lines of credit of $135,500 are subject to renewal on an annual basis.  Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

The Company’s consolidated balance sheet historically has had a negative working capital position whereby routinely our current liabilities exceed our current assets.  Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt, common equity, and tangible equity units will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements for at least the next twelve months.

Results of Operations

Analysis of First Quarter of 2019 Compared to First Quarter of 2018

Revenues increased by $6,785 or 3.5%, primarily due to:

•	an increase in water and wastewater rates and infrastructure rehabilitation surcharges of $5,185; and
•	additional water and wastewater revenues of $3,647 associated with a larger customer base due to organic growth and utility acquisitions, and other growth ventures;
•	offset by a decrease in customer water consumption.

Operations and maintenance expenses increased by $5,368 or 7.3%, primarily due to:

•

transaction expenses of $6,646 for our planned Peoples Gas Acquisition, primarily representing expenses associated with obtaining regulatory approvals, investment banking fees, legal expenses, and integration planning;

•	additional operating costs associated with acquired utility systems of $972; and
•	an increase in water production costs of $744, primarily due to increases in purchased water and costs associated with the treatment of wastewater;
•	offset by a decrease in insurance expenses of $1,042 due to lower claims.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Depreciation expense increased by $3,107 or 8.6%, primarily due to the utility plant placed in service since March 31, 2018.

Interest expense increased by $4,379 or 18.7%, primarily due to an increase in average borrowings, offset by a decrease in our effective interest rate.

Allowance for funds used during construction (“AFUDC”) increased by $1,189, due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, and an increase in the AFUDC rate due associated with an increase in our short-term debt borrowings.

The change in fair value of interest rate swap agreements of $34,782 represents the mark-to-market adjustment of our interest rate swap agreements that were entered into on October 23, 2018 to mitigate interest rate risk associated with an anticipated $850,000 of future debt issuances to fund a portion of the Peoples Gas Acquisition.  The interest rate swap agreements did not qualify for hedge accounting, and any changes in the fair value of the swaps were included in earnings.

Equity earnings in joint venture increased by $161 due to an increase in the sale of raw water to firms in the natural gas drilling industry.

Other increased by $269 primarily due to an increase in the non-service cost components of our net benefit cost for pension benefits.

Our effective income tax rate was (93.3)% in the first quarter of 2019 and (4.4)% in the first quarter of 2018.  The Company’s provision for income taxes represents an income tax benefit due to the effects of the change in the fair value of the interest rate swap agreement noted above of $34,782, tax deductions recognized for certain qualifying infrastructure improvements for Aqua Pennsylvania, and the amortization of certain tax benefits associated with the Tax Cuts and Jobs Act.  Our effective income tax rate decreased due to the decrease in our income before income taxes of $39,954, which results primarily from the change in fair value of interest rate swap agreements and transaction expenses for our planned acquisition of Peoples discussed above.

Net income decreased by $33,915 or 66.7%, primarily as a result of the factors described above.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 18, Recent Accounting Pronouncements, to the consolidated financial statements in this report.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices.  There have been no significant changes in our exposure to market risks since December 31, 2018.  Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 26, 2019, for additional information.

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

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26,  2019, under “Part 1, Item 1A – Risk Factors.” For a discussion of specific risks related to the business of the pending Peoples Gas Acquisition, please see “Risk Factors related to Peoples” in our Current Report on Form 8-K/A filed with the SEC on April 15, 2019.  In addition, we provide the following risk factors:

Changes in our earnings may differ from changes in our rate base.

Our business is capital intensive and requires significant capital investments for additions to or replacement of property, plant and equipment.  These capital investments create assets that are used and useful in providing regulated utility service, and as a result, increase our rate base, on which we generate earnings through the regulatory process.  Changes in our reported earnings, however, may differ from changes in our rate base in a given period due to several factors, including rate case timing and the terms of such rate cases; over-or under-earnings in a given period due to changes in operating costs; the effects of tax rates or tax treatment of capital investments, including the effect of repair tax; capital expenditures that are not eligible for DSIC between rate cases; and acquisitions which have not yet been included in rate base.  We anticipate that we may experience periods in which growth in earnings is less than growth in rate base; such differences may be significant and may persist over multiple reporting periods.

The Company has incurred significant additional indebtedness in connection with the pending Peoples Gas Acquisition.  As a result, it may be more difficult for the Company to pay or refinance its debts or take other actions, and the Company may need to divert cash to fund debt service payments.

The Company has incurred significant additional indebtedness to finance the proposed Peoples Gas Acquisition and to fund the debt refinancing of the Company’s outstanding debt (the “Company Debt Refinancing”).  Additionally, in connection with the proposed Peoples Gas Acquisition, the Company currently intends to assume approximately $1,370 million of Peoples’ indebtedness.  The increase in the Company’s debt service obligations resulting from additional indebtedness could have a material adverse effect on the results of operations, financial condition and prospects of the combined company.

The Company’s increased indebtedness could also:

•

make it more difficult and/or costly for the Company to pay or refinance its debts as they become due, particularly during adverse economic and industry conditions, because a decrease in revenues or increase in costs could cause cash flow from operations to be insufficient to make scheduled debt service payments;

•

limit the Company’s flexibility to pursue other strategic opportunities or react to changes in its business and the industry sectors in which it operates and, consequently, put the Company at a competitive disadvantage to its competitors that have less debt;

•

require a substantial portion of the Company’s available cash to be used for debt service payments, thereby reducing the availability of its cash to fund working capital, capital expenditures, development projects, acquisitions, dividend payments and other general corporate purposes, which could harm the Company’s prospects for growth;

•

result in a downgrade in the credit ratings on the Company’s indebtedness, which could limit the Company’s ability to borrow additional funds on favorable terms or at all (including in order to refinance the Bridge Commitment (if drawn) and/or its other debt), increase the interest rates under its credit facilities and under any new indebtedness it may incur;

•	make it more difficult for the Company to raise capital to fund working capital, make capital expenditures, pay dividends, pursue strategic initiatives or for other purposes;
•	result in higher interest expense, which could be further increased in the event of increases in interest rates on the Company’s current or future borrowings subject to variable rates of interest; and
•

require that additional materially adverse terms, conditions or covenants be placed on the Company under its debt instruments, which covenants might include, for example, limitations on additional borrowings and specific restrictions on uses of its assets, as well as prohibitions or limitations on its ability to create liens, pay dividends, receive distributions from its subsidiaries, redeem or repurchase its stock or make investments, any of which could hinder its access to capital markets and limit or delay its ability to carry out its capital expenditure program or otherwise limit its flexibility in the conduct of its business and make it more vulnerable to economic downturns and adverse competitive and industry conditions.

The increased indebtedness in connection with the proposed Peoples Gas Acquisition could cause us to place more reliance on cash flow from operations to pay principal and interest on debt and to satisfy our other obligations.  Based on the current and expected results of operations and financial condition of the Company and the currently anticipated financing structure for the Peoples Gas Acquisition, the Company believes that its cash flow from operations, together with the proceeds from borrowings, issuances of equity and debt securities in the capital markets, and equity sales will generate sufficient cash on a consolidated basis to make all of the principal and interest payments when such payments are due under the Company’s and its current subsidiaries’ existing credit facilities, indentures and other instruments governing their outstanding indebtedness, under the indebtedness incurred to fund the Peoples Gas Acquisition and the Company Debt Refinancing and under the indebtedness of Peoples anticipated to be assumed as a result of the Peoples Gas Acquisition.  However, the Company’s expectation is based upon numerous estimates and assumptions and is subject to numerous uncertainties.  LDC and its subsidiaries will not guarantee any indebtedness of the Company or any of its other subsidiaries, nor will any of them have any obligation to provide funds (nor will we have any ability to require them to provide funds), whether in the form of dividends, loans or otherwise, to enable the Company to pay dividends on its common stock or to enable the Company and its other subsidiaries to make required debt service payments or meet its other cash needs.  As a result, the Company may substantially increase its debt services obligations in anticipation of the Peoples Gas Acquisition without any assurance that the Company will receive any cash from LDC or any of its subsidiaries to assist the Company in servicing its indebtedness, paying dividends on its common stock or meetings its other cash needs.

The price of our common stock may be volatile.  This volatility may affect the price at which you could sell our common stock, and the sale or resale of substantial amounts of our common stock could adversely affect the market price of our common stock.

The sale or issuance of substantial amounts of our common stock in the completed offerings, or the perception that additional sales or issuances could occur, could adversely affect the market price of our common stock.  In addition, the availability for sale of substantial amounts of our common stock could adversely impact its market price. Shares of our common stock will be issuable upon settlement or redemption of the purchase contracts and the number of shares may be substantial.  The settlement rates for the purchase contracts will be subject to certain anti-dilution adjustments that could increase, potentially significantly, the number of shares of our common stock issuable upon such settlement.  The issuance or sale of shares, or the perception that such issuances or sales could occur, could adversely affect the market price of our common stock, even if our business is doing well.  Any of the foregoing may also impair our ability to raise additional capital through the sale of our equity securities.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2019:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
January 1 - 31, 2019	20	$34.74	-	-
February 1 - 28, 2019	52,104	$35.63	-	-
March 1 - 31, 2019	-	$-	-	-
Total	52,124	$35.63	-	-

(1) These amounts include the following: (a) 49,473 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation; and (b) 2,651 shares we acquired from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock), upon exercise, by delivering to us shares or our common stock in accordance with the terms of our equity compensation plan that were previously approved by our shareholders and disclosed in our proxy statements.  These features of our equity compensation plan are available to all employees who receive stock-based compensation under the plan.  We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

Item 6 – Exhibits

Exhibit No.	Description
4.1

Purchase Contract Agreement, dated April 23, 2019, between Aqua America, Inc. and U.S. Bank N.A., as purchase contract agent, as attorney-in-fact for the Holders from time to time as provided therein and as trustee under the indenture referred to therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2019)

4.2	Form of Unit (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2019)

4.3	Form of Purchase Contract (included with Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2019)

4.4

Indenture, dated as of April 23, 2019, between Aqua America, Inc. and U.S. Bank N.A., as trustee (included with Exhibit 4.1) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2019)

4.5

First Supplemental Indenture, dated as of April 23, 2019, between Aqua America, Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2019)

4.6

Second Supplemental Indenture, dated as of April 23, 2019, between Aqua America, Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2019)

4.7	Form of Amortizing Note (included with Exhibit 4.6) (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2019)

4.8

Third Supplemental Indenture, dated as of April 26, 2019, between Aqua America, Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2019)

4.9	Form of Global Note for the 2029 Notes (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2019)

4.10	Form of Global Note for the 2049 Notes (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2019)

10.1

Stock Purchase Agreement, dated as of March 29, 2019, by and between Aqua America, Inc. and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 29, 2019)

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

May 3, 2019

Aqua America, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer