Form 10-Q
period 2019-06-30
AQUA AMERICA INC
filed 2019-08-08
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.50 par value	WTR	New York Stock Exchange
6.00% Tangible Equity Units	WTRU	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 24, 2019: 215,776,908

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Assets	2019	2018
Property, plant and equipment, at cost	$7,881,313	$7,648,469
Less: accumulated depreciation	1,766,465	1,718,143
Net property, plant and equipment	6,114,848	5,930,326

Current assets:
Cash and cash equivalents	1,974,076	3,627
Accounts receivable and unbilled revenues, net	110,741	101,225
Inventory, materials and supplies	16,294	15,844
Prepayments and other current assets	15,251	23,337
Assets held for sale	1,558	3,139
Total current assets	2,117,920	147,172

Regulatory assets	832,799	788,076
Deferred charges and other assets, net	41,449	39,237
Investment in joint venture	7,448	6,959
Goodwill	52,722	52,726
Operating lease right-of-use assets	13,164	-
Total assets	$9,180,350	$6,964,496
Liabilities and Equity
Stockholders' equity:
Common stock at $0.50 par value, authorized 300,000,000 shares, issued 218,887,834 and 181,151,827 as of June 30, 2019 and December 31, 2018	$109,444	$90,576
Capital in excess of par value	2,633,271	820,378
Retained earnings	1,159,753	1,174,245
Treasury stock, at cost, 3,112,376 and 3,060,206 shares as of June 30, 2019 and December 31, 2018	(77,694)	(75,835)
Total stockholders' equity	3,824,774	2,009,364

Long-term debt, excluding current portion	2,779,074	2,419,115
Less: debt issuance costs	29,870	20,651
Long-term debt, excluding current portion, net of debt issuance costs	2,749,204	2,398,464
Commitments and contingencies (See Note 15)

Current liabilities:
Current portion of long-term debt	221,393	144,545
Loans payable	6,076	15,449
Accounts payable	57,463	77,331
Book overdraft	22,294	8,950
Accrued interest	30,755	23,300
Accrued taxes	17,962	22,234
Interest rate swap agreements	-	59,779
Other accrued liabilities	43,006	47,389
Total current liabilities	398,949	398,977

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	876,332	845,403
Customers' advances for construction	102,801	93,343
Regulatory liabilities	525,864	531,027
Operating lease liabilities	11,913	-
Other	97,365	97,182
Total deferred credits and other liabilities	1,614,275	1,566,955

Contributions in aid of construction	593,148	590,736
Total liabilities and equity	$9,180,350	$6,964,496

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	June 30,
	2019	2018
Operating revenues	$218,892	$211,860

Operating expenses:
Operations and maintenance	86,445	73,515
Depreciation	39,550	36,613
Amortization	(2,920)	149
Taxes other than income taxes	14,868	14,829
Total operating expenses	137,943	125,106

Operating income	80,949	86,754

Other expense (income):
Interest expense, net	23,309	23,723
Allowance for funds used during construction	(3,611)	(2,577)
Change in fair value of interest rate swap agreements	(11,040)	-
Loss on debt extinguishment	18,935	-
Gain on sale of other assets	(48)	(141)
Equity earnings in joint venture	(1,240)	(911)
Other	1,912	437
Income before income taxes	52,732	66,223
Provision for income tax benefit	(2,171)	(367)
Net income	$54,903	$66,590

Comprehensive income	$54,903	$66,590

Net income per common share:
Basic	$0.25	$0.37
Diluted	$0.25	$0.37

Average common shares outstanding during the period:
Basic	219,055	177,901
Diluted	219,790	178,273

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
Operating revenues	$420,024	$406,207

Operating expenses:
Operations and maintenance	165,759	147,461
Depreciation	78,624	72,580
Amortization	(2,584)	279
Taxes other than income taxes	29,837	29,796
Total operating expenses	271,636	250,116

Operating income	148,388	156,091

Other expense (income):
Interest expense, net	51,159	47,194
Allowance for funds used during construction	(7,667)	(5,444)
Change in fair value of interest rate swap agreements	23,742	-
Loss on debt extinguishment	18,935	-
Gain on sale of other assets	(268)	(337)
Equity earnings in joint venture	(1,783)	(1,293)
Other	2,784	1,040
Income before income taxes	61,486	114,931
Provision for income tax benefit	(10,341)	(2,498)
Net income	$71,827	$117,429

Comprehensive income	$71,827	$117,429

Net income per common share:
Basic	$0.36	$0.66
Diluted	$0.36	$0.66

Average common shares outstanding during the period:
Basic	198,747	177,852
Diluted	199,303	178,299

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		June 30,	December 31,
		2019	2018
Stockholders' equity:
Common stock, $0.50 par value		$109,444	$90,576
Capital in excess of par value		2,633,271	820,378
Retained earnings		1,159,753	1,174,245
Treasury stock, at cost		(77,694)	(75,835)
Total stockholders' equity		3,824,774	2,009,364

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	3,413	3,732
1.00% to 1.99%	2020 to 2035	11,624	11,588
2.00% to 2.99%	2024 to 2033	16,587	17,488
3.00% to 3.99%	2019 to 2056	496,319	497,426
4.00% to 4.99%	2020 to 2059	955,566	831,066
5.00% to 5.99%	2019 to 2043	134,478	154,788
6.00% to 6.99%	2026 to 2036	31,000	31,000
7.00% to 7.99%	2022 to 2027	31,163	31,564
8.00% to 8.99%	2021 to 2025	5,309	5,581
9.00% to 9.99%	2020 to 2026	20,000	20,000
		1,705,459	1,604,233

Notes payable to bank under revolving credit agreement, variable rate, due 2023		-	370,000
Unsecured notes payable:
Bank notes at 2.48% and 3.50% due 2019 and 2020		100,000	100,000
Amortizing notes at 3.00% due 2022		119,081	-
Notes ranging from 3.01% to 3.59% due 2027 through 2041		525,000	245,000
Notes at 4.28%, due 2049		500,000	112,000
Notes ranging from 5.64% to 5.95%, due 2020 through 2034		50,927	132,427
		3,000,467	2,563,660

Current portion of long-term debt		221,393	144,545
Long-term debt, excluding current portion		2,779,074	2,419,115
Less: debt issuance costs		29,870	20,651
Long-term debt, excluding current portion, net of debt issuance costs		2,749,204	2,398,464

Total capitalization		$6,573,978	$4,407,828

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2018	$90,576	$820,378	$1,174,245	$(75,835)	$2,009,364
Net income	-	-	16,924	-	16,924
Dividends declared ($0.2190 per share)	-	-	(39,014)	-	(39,014)
Issuance of common stock under dividend reinvestment plan (117,845 shares)	59	3,976	-	-	4,035
Repurchase of stock (52,124 shares)	-	-	-	(1,857)	(1,857)
Equity compensation plan (134,257 shares)	67	(67)	-	-	-
Exercise of stock options (77,479 shares)	39	1,136	-	-	1,175
Stock-based compensation	-	1,929	42	-	1,971
Other	-	(13)	-	-	(13)
Balance at March 31, 2019	90,741	827,339	1,152,197	(77,692)	1,992,585
Net income	-	-	54,903	-	54,903
Dividends declared ($0.2190 per share)	-	-	(47,249)	-	(47,249)
Stock issued to finance pending acquisition (37,370,017 shares)	18,685	1,245,440	-	-	1,264,125
Proceeds from stock purchase contract issued under tangible equity units	-	557,837	-	-	557,837
Issuance of common stock under dividend reinvestment plan (10,162 shares)	5	380	-	-	385
Repurchase of stock (46 shares)	-	-	-	(2)	(2)
Equity compensation plan (5,099 shares)	3	(3)	-	-	-
Exercise of stock options (21,148 shares)	10	361	-	-	371
Stock-based compensation	-	2,129	(98)	-	2,031
Other	-	(212)	-	-	(212)
Balance at June 30, 2019	$109,444	$2,633,271	$1,159,753	$(77,694)	$3,824,774

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive
	Stock	Par Value	Earnings	Stock	Income	Total
Balance at December 31, 2017	$90,350	$807,135	$1,132,556	$(73,280)	$860	$1,957,621
Net income	-	-	50,839	-	-	50,839
Dividends declared ($0.2047 per share)	-	-	(36,386)	-	-	(36,386)
Issuance of common stock under dividend reinvestment plan (11,252 shares)	6	355	-	-	-	361
Repurchase of stock (71,940 shares)	-	-	-	(2,491)	-	(2,491)
Equity compensation plan (181,670 shares)	91	(91)	-	-	-	-
Exercise of stock options (62,688 shares)	31	979	-	-	-	1,010
Stock-based compensation	-	1,443	(41)	-	-	1,402
Cumulative effect of change in accounting principle - financial instruments	-	-	860	-	(860)	-
Other	-	(197)	-	-	-	(197)
Balance at March 31, 2018	90,478	809,624	1,147,828	(75,771)	-	1,972,159
Net income	-	-	66,590	-	-	66,590
Dividends declared ($0.2047 per share)	-	-	(36,416)	-	-	(36,416)
Issuance of common stock under dividend reinvestment plan (10,918 shares)	5	354	-	-	-	359
Equity compensation plan (3,969 shares)	2	(2)	-	-	-	-
Exercise of stock options (411 shares)	1	8	-	-	-	9
Stock-based compensation	-	1,985	(128)	-	-	1,857
Other	-	(206)	-	-	-	(206)
Balance at June 30, 2018	$90,486	$811,763	$1,177,874	$(75,771)	$-	$2,004,352

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$71,827	$117,429
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	76,040	72,859
Deferred income taxes	(11,884)	(4,602)
Provision for doubtful accounts	2,127	2,213
Stock-based compensation	4,058	3,432
Gain on sale of other assets	(268)	(337)
Gain on sale of utility system	(403)	-
Loss on interest rate swap agreements	23,742	-
Loss on debt extinguishment	18,935	-
Settlement of interest rate swap agreements	(83,520)	-
Net change in receivables, inventory and prepayments	(5,672)	(11,110)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(658)	(6,165)
Pension and other postretirement benefits contributions	(6,595)	(8,692)
Other	(186)	4,658
Net cash flows from operating activities	87,543	169,685
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $2,117 and $1,613	(269,171)	(216,614)
Acquisitions of utility systems, net	(519)	(190)
Net proceeds from the sale of other assets	2,182	398
Other	983	(152)
Net cash flows used in investing activities	(266,525)	(216,558)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	5,914	4,068
Repayments of customers' advances	(1,488)	(1,818)
Net repayments of short-term debt	(9,373)	(3,650)
Proceeds from long-term debt	1,136,000	218,037
Repayments of long-term debt	(825,642)	(41,001)
Extinguishment of long-term debt	(25,237)	-
Change in cash overdraft position	13,343	(6,062)
Issuance of common stock under dividend reinvestment plan	4,420	720
Proceeds from stock issued to finance pending acquisition	1,264,125	-
Proceeds from tangible equity unit issuance	674,170	-
Proceeds from exercised stock options	1,546	1,019
Repurchase of common stock	(1,859)	(2,491)
Dividends paid on common stock	(86,263)	(72,802)
Other	(225)	(403)
Net cash flows from financing activities	2,149,431	95,617
Net change in cash and cash equivalents	1,970,449	48,744
Cash and cash equivalents at beginning of period	3,627	4,204
Cash and cash equivalents at end of period	$1,974,076	$52,948

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$44,809	$26,010
Non-cash customer advances and contributions in aid of construction	21,527	10,468

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”, “we”, “us” or “our”) at June 30, 2019, the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2019 and 2018 the consolidated statements of cash flow for the six months ended June 30, 2019 and 2018, and the consolidated statements of equity for the six months ended June 30, 2019 and 2018 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present a fair statement of its consolidated financial position, consolidated changes in equity, consolidated results of operations, and consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. The December 31, 2018 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2018 audited consolidated financial statements but does not include all disclosures and notes normally provided in annual financial statements.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Water Revenues	Wastewater Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$126,550	$20,263	$-	$122,530	$17,583	$-
Commercial	35,155	3,797	-	33,456	2,975	-
Fire protection	8,260	-	-	7,970	-	-
Industrial	7,456	487	-	7,309	498	-
Other water	11,038	-	-	14,220	-	-
Other wastewater	-	1,423	-	-	1,920	-
Other utility	-	-	3,362	-	-	2,319
Revenues from contracts with customers	188,459	25,970	3,362	185,485	22,976	2,319
Alternative revenue program	317	(102)	-	(120)	164	-
Other and eliminations	-	-	886	-	-	1,036
Consolidated	$188,776	$25,868	$4,248	$185,365	$23,140	$3,355

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Water Revenues	Wastewater Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$240,597	$40,210	$-	$236,367	$35,115	$-
Commercial	65,446	7,364	-	63,798	5,863	-
Fire protection	16,338	-	-	15,908	-	-
Industrial	14,321	968	-	13,669	961	-
Other water	23,845	-	-	25,241	-	-
Other wastewater	-	2,819	-	-	2,711	-
Other utility	-	-	6,252	-	-	4,654
Revenues from contracts with customers	360,547	51,361	6,252	354,983	44,650	4,654
Alternative revenue program	281	(215)	-	(120)	164	-
Other and eliminations	-	-	1,798	-	-	1,876
Consolidated	$360,828	$51,146	$8,050	$354,863	$44,814	$6,530

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

Other Utility Revenues – Other utility revenues represent revenues earned primarily from: antenna revenues, which represent fees received from telecommunication operators that have put cellular antennas on our water towers; operation and maintenance and billing contracts, which represent fees earned from municipalities for our operation of their water or wastewater treatment services or performing billing services; and fees earned from developers for accessing our water mains. The performance obligations vary for these revenues, but all are primarily recognized over time as the service is delivered.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 3 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2018	$47,885	$4,841	$52,726
Reclassification to utility plant acquisition adjustment	(4)	-	(4)
Balance at June 30, 2019	$47,881	$4,841	$52,722

The reclassification of goodwill to utility plant acquisition adjustment results from a mechanism approved by the applicable utility commission. The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with some acquisition upon achieving specific objectives.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 4 – Acquisitions

Peoples Gas Acquisition

Pursuant to the Company’s growth strategy, on October 22, 2018, the Company entered into a purchase agreement (the “Acquisition Agreement”) with LDC Parent LLC (“Seller”), to acquire its interests in LDC Funding LLC (“LDC”). LDC is the parent of LDC Holdings LLC (“LDC Holdings”), and LDC Holdings is the parent of five natural gas utility companies, which includes Peoples Natural Gas Company, Peoples Gas Company, and Delta Natural Gas Company as well as other operating subsidiaries. This acquisition is referred to as the “Peoples Gas Acquisition” and collectively, these businesses are referred to as “Peoples.” Peoples is headquartered in Pittsburgh, Pennsylvania and serves approximately 740,000 gas utility customers in western Pennsylvania, West Virginia, and Kentucky. At the closing of the Peoples Gas Acquisition, the Company will pay $4,275,000 in cash subject to adjustments for working capital, certain capital expenditures, transaction expenses and closing indebtedness as set forth in the Acquisition Agreement. The Company expects to assume approximately $1,370,000 of Peoples’ indebtedness upon the closing of the Peoples Gas Acquisition, which would reduce the cash purchase price by approximately $1,370,000.

On October 22, 2018, the Company obtained a commitment (the “Bridge Commitment”) from certain banks to provide senior unsecured bridge loans in an aggregate amount of up to $5,100,000 to, among other things, backstop the Peoples Gas Acquisition purchase price and refinancing of certain debt of the Company and Peoples. On March 29, 2019, the Company entered into a Stock Purchase Agreement to issue shares of common stock in a private placement to fund a portion of the Peoples Gas Acquisition. The gross proceeds of the Stock Purchase Agreement are expected to amount to approximately $750,000. Further, on April 18, 2019, the Company issued $1,293,750 of its common stock and $690,000 of its tangible equity units, with a stated amount of $50 per unit, and on April 26, 2019, the Company issued $900,000 of senior notes. As of June 30, 2019, the Company has terminated $4,350,000 of commitments under the Bridge Commitment. The remaining balance available under the Bridge Commitment is $750,000. Refer to Note 6 – Capitalization for further information on these financings.

On October 23, 2018, the Company entered into interest rate swap agreements to mitigate interest rate risk associated with an anticipated $850,000 of future debt issuances to fund a portion of the Peoples Gas Acquisition. The interest rate swaps were settled on April 24, 2019 in conjunction with the issuance of long-term debt to be used to finance a portion of the purchase price of this acquisition, which resulted in a payment by the Company of $83,520. Refer to Note 7 – Interest Rate Swap Agreements for further information. The interest rate swaps did not qualify for hedge accounting and any changes in the fair value of the swaps was included in our earnings.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Peoples Gas Acquisition is subject to regulatory approval by the Pennsylvania Public Utility Commission, and other customary closing conditions set forth in the Acquisition Agreement. Approval from the United States Federal Trade Commission was obtained in December 2018, and approvals from the public utility commissions of Kentucky and West Virginia were obtained in March 2019 and April 2019, respectively. On June 11, 2019, we filed a settlement agreement with the Pennsylvania Public Utility Commission, and all but two of the intervenors to the case have entered into or chosen not to oppose the settlement agreement. The Peoples Gas Acquisition is expected to close in the fall of 2019, once all regulatory approvals are obtained, and closing conditions are met, and it is anticipated that this acquisition will result in the recording of goodwill. In the event that the Acquisition Agreement is terminated due to certain breaches by the Company, a fee of $120,000 would be payable to the Seller as a reverse termination fee.

Water and Wastewater Utility Acquisitions

In July 2018, the Company acquired the wastewater utility systems assets of Limerick Township, Pennsylvania, which serves 5,497 customers. The total cash purchase price for the utility system was $74,836. The purchase price allocation for this acquisition consisted primarily of acquired property, plant and equipment of $64,759, and goodwill of $10,790. Additionally, during 2018, the Company completed seven acquisitions of water and wastewater utility systems in three states adding 8,661 customers. The total purchase price of these utility systems consisted of $42,519 in cash. The purchase price allocation for these acquisitions consisted primarily of acquired property, plant and equipment. Further, in December 2018, the Company acquired the Valley Creek Trunk Sewer System, serving area municipalities in Pennsylvania, from the Tredyffrin Township Municipal Authority for $28,300. The system receives untreated wastewater from area municipalities, which is conveyed to the Valley Forge Treatment Plant. The system consists of 49,000 linear feet of gravity sewers, pump stations, and force mains

In November 2018, the Company entered into a purchase agreement to acquire the wastewater utility system assets of East Norriton Township, Pennsylvania, which serves approximately 4,950 customers for $21,000. The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In addition to the Company’s pending acquisitions in East Norriton and Cheltenham Townships, as part of the Company’s growth-through-acquisition strategy, the Company entered into purchase agreements to acquire the water or wastewater utility system assets of five municipalities for a total combined purchase price in cash of $46,450 which we plan to finance by the issuance of debt. The purchase prices for these acquisitions are subject to certain adjustments at closing, and the acquisitions are subject to regulatory approvals, including the final determination of the fair value of the rate base acquired. Closings for our remaining acquisitions (other than the Peoples Gas Acquisition), with the exception of East Norriton Township, are expected to occur by the end of 2019, subject to the timing of the individual regulatory approval processes. In total, these acquisitions (other than the Peoples Gas Acquisition) will add approximately 7,200 customers in three of the states in which the Company operates.

Note 5 – Assets Held for Sale

In the fourth quarter of 2018, the Company decided to market for sale a water system in Virginia that serves approximately 500 customers. This water system was reported as assets held for sale in the Company’s consolidated balance sheet, and in April 2019, the Company completed the sale for proceeds of $1,882 and recognized a gain on sale of $403.

In the first quarter of 2017, the Company decided to market for sale a water system in Texas that serves approximately 265 customers. This water system is reported as assets held for sale in the Company’s consolidated balance sheet, and the sale is expected to close in the fourth quarter of 2019.

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

Common Stock / Tangible Equity Unit Issuances

On April 23, 2019, the Company issued $1,293,750, less expenses of $29,625, of its common stock and $690,000, less expenses of $15,830, of its tangible equity units (the “Units”), with a stated amount of $50 per unit. These issuances were part of the permanent financing to close the planned Peoples Gas Acquisition. The common stock was issued at $34.62 per share and thus the Private Placement noted above was priced at $34.62 per share.

Each Unit consists of a prepaid stock purchase contract and an amortizing note due April 30, 2022, each issued by the Company. Unless earlier settled or redeemed, each stock purchase contract will automatically settle on April 30, 2022 (subject to postponement in limited circumstances) for between 1.1790 and 1.4442 shares of the Company’s common stock, subject to adjustment, based upon the applicable market value of the common stock, as described in the final prospectus supplement relating to the Units. The amortizing notes have an initial principal amount of $8.62909, or $119,081 in aggregate, and bear interest at a rate of 3.00% per year, and pay equal quarterly cash installments of $0.75000 per amortizing note (except for the July 30, 2019 installment payment, which was $0.80833 per amortizing note), that will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate will be equivalent to 6.00% per year with respect to each $50 stated amount of the Units. The amortizing notes represent unsecured senior obligations of the Company.

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

The Company recorded the issuance of the purchase contract portion of the Units as additional paid-in-capital of $570,919, less allocable issuance costs of $13,082, in our financial statements. The Company recorded the amortizing notes portion of the Units of $119,081 as long-term debt and recorded allocable issuance costs of $2,748 as debt issuance costs.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Long-term Debt

On April 26, 2019, the Company issued $900,000 of long-term debt (the “Senior Notes”), less expenses of $7,324, of which $400,000 is due in 2029, and $500,000 is due in 2049 with interest rates of 3.566% and 4.276%, respectively.

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

The Company used the net proceeds from the issuance of Senior Notes, together with the net proceeds from the common stock offering and tangible equity unit offering noted above, as well as the proceeds from the Private Placement of common stock noted above, to (1) secure funding for the planned Peoples Gas Acquisition, (2) complete the redemption of $313,500 aggregate principal amount of certain of the Company’s outstanding notes noted below, (3) pay related costs and expenses, and (4) for general corporate purposes. Upon consummation of the Private Placement, the permanent financing for the Peoples Gas Acquisition will be complete.

On May 18, 2019, the Company redeemed $313,500 of the Company’s outstanding notes (the “Company Debt Refinancing”) that had maturities ranging from 2019-2037 and interest rates ranging from 3.57-5.83%. Additionally, the Company Debt Refinancing was subject to a make whole payment of $25,237. During the second quarter of 2019, $18,935 of this payment was expensed and is presented in the consolidated statements of operations on the line item “loss on debt extinguishment.”  The balance of the payment, or $6,302, was deferred as it represents an amount by which the Company expects to receive prospective rate recovery.

If for any reason the Peoples Gas Acquisition is not consummated, the Company intends to use the net proceeds from these financings, after the special mandatory redemption noted above, for general corporate purposes, which may include the redemption of certain of the Company’s outstanding notes, repurchases of the Company’s common stock, debt repayment, capital expenditures, and investments.

In May 2019, Aqua Pennsylvania issued $125,000 of first mortgage bonds, of which $75,000 is due in 2049, $25,000 is due in 2054, and $25,000 is due in 2059 with interest rates of 4.02%, 4.07%, and 4.12%, respectively. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes. Additionally, Aqua Pennsylvania committed to the issuance of $175,000 of first mortgage bonds, contingent upon receiving approval from the Pennsylvania Public Utility Commission, of which $50,000 is due in 2054, $75,000 is due in 2058, and $50,000 is due in 2059 with interest rates of 4.09%, 4.13%, and 4.14%, respectively, that will be issued in September 2019.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 7 – Interest Rate Swap Agreements

In October 2018, the Company entered into interest rate swap agreements to mitigate interest rate risk associated with an anticipated $850,000 of future debt issuances to fund a portion of the Peoples Gas Acquisition and refinance a portion of the Company’s borrowings. On April 24, 2019, the Company settled the interest rate swap agreements upon issuance of $900,000 of long-term debt to be used to finance a portion of the purchase price of the Peoples Gas Acquisition and redeem $313,500 of the Company’s existing debt. The settlement resulted in a payment by the Company of $83,520.

The interest rate swaps did not qualify for hedge accounting and any changes in the fair value of the swaps was included in our earnings. The interest rate swaps were classified as financial derivatives used for non-trading activities. Other than the interest rate swaps, the Company had no other derivative instruments. The Company recorded the fair value of the interest rate swaps by discounting the future net cash flows associated with the debt issuance and recognized either an asset or liability at the balance sheet date.

The following table provides a summary of the amounts recognized in earnings for our interest rate swap agreements:

		Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,	Six Months Ended June 30,
	Location of Gain (Loss) Recognized	2019	2019
Derivatives not designated as hedging instrument:
Interest rate swaps	Other income (expense)	$11,040	$(23,742)

Note 8 – Financial Instruments

The Company follows the FASB’s accounting guidance for fair value measurements and disclosures, which defines fair value and establishes a framework for using fair value to measure assets and liabilities. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•Level 1: unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted market prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in non-active markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•Level 3: inputs that are unobservable and significant to the fair value measurement.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended June 30, 2019.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of June 30, 2019 and December 31, 2018, the carrying amount of the Company’s loans payable was $6,076 and $15,449, respectively, which equates to their estimated fair value. The fair value of the interest rate swap agreements was determined by discounting the future net cash flows utilizing level 2 methods and assumptions. As of December 31, 2018, the fair value of the Company’s interest rate swap agreements, which were settled in April 2019, represented a liability of $59,779. The fair value of cash and cash equivalents, which is comprised of uninvested cash and the proceeds from the April 2019 issuances of common stock, tangible equity units, and long-term debt for the planned Peoples Gas Acquisition, which are held in an interest- bearing account, is determined based on Level 1 methods and assumptions. As of June 30, 2019, and December 31, 2018, the carrying amounts of the Company's cash and cash equivalents was $1,974,076 and $3,627, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of June 30, 2019, and December 31, 2018, the carrying amount of these securities was $22,671 and $20,388, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

Unrealized gain and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net gain (loss) recognized during the period on equity securities	$60	$19	$193	$(2)
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$60	$19	$193	$(2)

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The net gain recognized on equity securities is presented on the consolidated statements of operations on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	June 30,	December 31,
	2019	2018
Carrying amount	$3,000,467	$2,563,660
Estimated fair value	3,234,787	2,588,086

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $102,801 as of June 30, 2019, and $93,343 as of December 31, 2018. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates. Portions of these non-interest-bearing instruments are payable annually through 2029 and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest-bearing feature.

Note 9 – Net Income per Common Share

Basic net income per common share is based on the weighted average number of common shares outstanding and the minimum number of shares to be issued upon settlement of the stock purchase contracts issued under the tangible equity units. Diluted net income per common share is based on the weighted average number of common shares outstanding, potentially dilutive shares, and the expected number of shares to be issued upon settlement of the stock purchase contracts issued under the tangible equity units. The dilutive effect of employee stock-based compensation is included in the computation of diluted net income per common share. The dilutive effect of stock-based compensation is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation. The treasury stock method assumes that the proceeds from stock-based compensation are used to purchase the Company’s common stock at the average market price during the period. The following table summarizes the shares, in thousands, used in computing basic and diluted net income per common share:

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Average common shares outstanding during the period for basic computation	219,055	177,901	198,747	177,852
Dilutive effect of tangible equity units	423	-	212	-
Dilutive effect of employee stock-based compensation	312	372	344	447
Average common shares outstanding during the period for diluted computation	219,790	178,273	199,303	178,299

For the three months ended June 30, 2019 and the six months ended June 30, 2019 and 2018, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods. For the three months ended June 30, 2018, employee stock options to purchase 159,244 shares of common stock were excluded from the calculation of diluted net income per share as the calculated cost to exercise the stock options was greater than the average market price of the Company’s common stock during this period.

For the three and six months ended June 30, 2019, the average common shares outstanding during the period for basic computation includes the impact of 12,336,745 and 6,202,452 shares, respectively, based on the minimum number of shares to be issued in April 2022 upon settlement of the stock purchase contracts issued in April 2019 under the tangible equity units.

Note 10 – Stock-based Compensation

Under the Company’s 2009 Omnibus Equity Compensation Plan, as amended as of February 27, 2014 (the “2009 Plan”), as approved by the Company’s shareholders to replace the 2004 Equity Compensation Plan (the “2004 Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. No further grants may be made under the 2004 Plan. The 2009 Plan authorizes 6,250,000 shares for issuance under the plan. A maximum of 3,125,000 shares under the 2009 Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the 2009 Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the 2009 Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the 2009 Plan. Awards to employees and consultants under the 2009 Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At June 30, 2019, 2,628,625 shares were still available for issuance under the 2009 Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based compensation within operations and maintenance expenses	$853	$1,339	$1,850	$2,198
Income tax benefit	239	373	516	614

The following table summarizes the PSU transactions for the six months ended June 30, 2019:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	443,410	$27.20
Granted	-	-
Performance criteria adjustment	(64,259)	33.42
Forfeited	(3,964)	33.62
Share units issued	(89,324)	52.39
Nonvested share units at end of period	285,863	17.84

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the six months ended June 30, 2018 was $37.65. The Company did not grant PSUs for the six months ended June 30, 2019. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months. The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based compensation within operations and maintenance expenses	$412	$355	$837	$706
Income tax benefit	116	100	236	201

The following table summarizes the RSU transactions for the six months ended June 30, 2019:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	130,085	$33.13
Granted	55,686	36.01
Stock units vested and issued	(40,178)	32.88
Forfeited	(2,327)	35.17
Nonvested stock units at end of period	143,266	34.29

The per unit weighted-average fair value at the date of grant for RSUs granted during the six months ended June 30, 2019 and 2018 was $36.01 and $34.91, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based compensation within operations and maintenance expenses	$661	$154	$988	$248
Income tax benefit	186	42	278	101

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the six months ended June 30, 2019:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	422,972	$25.97
Granted	769,115	35.94
Forfeited	(18,120)	35.45
Expired / Cancelled	(397)	32.05
Exercised	(98,627)	15.68
Outstanding at end of period	1,074,943	$33.89	8.8	$8,044

Exercisable at end of period	186,931	$25.83	5.5	$2,904

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based compensation within operations and maintenance expenses	$202	$140	$382	$280
Income tax benefit	58	41	110	81

The following table summarizes stock award transactions for the six months ended June 30, 2019:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	9,854	38.82
Vested	(9,854)	38.82
Nonvested stock awards at end of period	-	-

The per unit weighted-average fair value at the date of grant for stock awards granted during the six months ended June 30, 2019 and 2018 was $38.82 and $34.58, respectively.

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

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$680	$812	$1,360	$1,625
Interest cost	2,954	2,874	5,908	5,748
Expected return on plan assets	(3,818)	(4,553)	(7,636)	(9,106)
Amortization of prior service cost	155	132	310	264
Amortization of actuarial loss	1,982	1,823	3,964	3,646
Net periodic benefit cost	$1,953	$1,088	$3,906	$2,177

	Other
	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$205	$262	$410	$525
Interest cost	750	708	1,500	1,416
Expected return on plan assets	(621)	(677)	(1,242)	(1,353)
Amortization of prior service cost	(116)	(127)	(232)	(255)
Amortization of actuarial loss	166	296	332	591
Net periodic benefit cost	$384	$462	$768	$924

The components of net periodic benefit cost other than service cost are presented on the consolidated statements of operations on the line item “Other.”

The Company made cash contributions of $6,479 to its Pension Plan during the first six months of 2019 and intends to make additional cash contributions of $1,743 to the Pension Plan during the remainder of 2019.

Note 12 – Water and Wastewater Rates

In August 2018, the Company’s operating subsidiary in Pennsylvania filed for a base rate increase in water and wastewater rates for its customers. In May 2019 the Company received an order from the Pennsylvania Public Utility Commission, resulting in an increase of $47,000 in annual revenue, and new rates went into effect on May 24, 2019. The rates in effect at the time of the filing also included $29,493

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

in Distribution System Improvement Charges (“DSIC”), which was 7.5% above prior base rates.  Consequently, the aggregate base rates increased by $76,493 since the last base rate increase and the DSIC was reset to zero.

In December 2018, the Company’s operating subsidiary in New Jersey filed for a base rate increase in water rates for its customers. In May 2019, the Company received an order from the New Jersey Board of Public Utilities, resulting in an increase of $5,000 in annual revenues, and new rates went into effect on June 1, 2019.

In addition to the Pennsylvania and New Jersey rate awards noted above, during the first six months of 2019, the Company’s operating divisions in Ohio were granted base rate increases designed to increase total operating revenues on an annual basis by $974. Further, during the first six months of 2019, the Company’s operating divisions in Illinois, Ohio, and Pennsylvania received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $3,931.

Note 13 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Property	$6,929	$6,775	$13,395	$13,524
Gross receipts, excise and franchise	3,538	3,789	6,757	7,053
Payroll	2,291	2,180	5,772	5,455
Regulatory assessments	748	627	1,495	1,254
Pumping fees	1,272	1,424	2,241	2,415
Other	90	34	177	95
Total taxes other than income	$14,868	$14,829	$29,837	$29,796

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

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$218,006	$886	$218,892	$210,824	$1,036	$211,860
Operations and maintenance expense	74,082	12,363	86,445	73,047	468	73,515
Depreciation	39,472	78	39,550	36,603	10	36,613
Amortization	(3,060)	140	(2,920)	103	46	149
Operating income (loss)	93,112	(12,163)	80,949	86,672	82	86,754
Interest expense, net	24,067	(758)	23,309	21,756	1,967	23,723
Allowance for funds used during construction	3,611	-	3,611	2,577	-	2,577
Equity earnings in joint venture	-	1,240	1,240	-	911	911
Provision for income taxes (benefit)	1,780	(3,951)	(2,171)	(147)	(220)	(367)
Net income (loss)	69,579	(14,676)	54,903	67,877	(1,287)	66,590

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$418,226	$1,798	$420,024	$404,331	$1,876	$406,207
Operations and maintenance expense	148,420	17,339	165,759	144,350	3,111	147,461
Depreciation	78,535	89	78,624	72,561	19	72,580
Amortization	(2,864)	280	(2,584)	191	88	279
Operating income (loss)	165,765	(17,377)	148,388	158,730	(2,639)	156,091
Interest expense, net	47,725	3,434	51,159	43,464	3,730	47,194
Allowance for funds used during construction	7,667	-	7,667	5,444	-	5,444
Equity earnings in joint venture	-	1,783	1,783	-	1,293	1,293
Provision for income taxes (benefit)	2,731	(13,072)	(10,341)	(790)	(1,708)	(2,498)
Net income (loss)	121,520	(49,693)	71,827	121,904	(4,475)	117,429
Capital expenditures	269,171	-	269,171	216,614	-	216,614

	June 30,	December 31,
	2019	2018
Total assets:
Regulated	$7,043,679	$6,807,960
Other	2,136,671	156,536
Consolidated	$9,180,350	$6,964,496

Note 15 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of June 30, 2019, the aggregate amount of $17,929 is

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. Further, the Company has insurance coverage for certain of these loss contingencies, and as of June 30, 2019, estimates that approximately $6,526 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $1,515 at June 30, 2019 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 16 – Income Taxes

During the six months ended June 30, 2019, the Company’s Federal net operating loss (“NOL”) carryforward increased by $33,928. In addition, during the six months ended June 30, 2019, the Company’s state NOL carryforward increased by $67,583. As of June 30, 2019, the balance of the Company’s Federal NOL was $44,763. The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance. As of June 30, 2019, the balance of the Company’s gross state NOL was $717,868, a portion of which is offset by a valuation allowance because the Company does not believe the state NOLs are more likely than not to be realized. The Company’s Federal and state NOL carryforwards begin to expire in 2032 and 2023, respectively. The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $68,978 and $85,657, respectively. The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $113,741 and $803,525 respectively. The Company records its unrecognized tax benefit as a reduction to its deferred income tax liability.

As of June 30, 2019, the total gross unrecognized tax benefit was $17,562. As a result of the regulatory treatment afforded for qualifying infrastructure improvements in Pennsylvania, $28,058, if recognized, would affect the Company’s effective tax rate. At December 31, 2018, the Company had unrecognized tax benefits of $17,792.

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

As of December 31, 2017, the Company had provisionally estimated that $175,108 of deferred income tax liabilities for our Pennsylvania subsidiary, Aqua Pennsylvania, will be a regulatory liability as a result of the accounting effect of the Tax Cuts and Jobs Acts (the “TCJA”). In May 2018, the Pennsylvania Public Utility Commission (“PA PUC”) issued an order that set forth the requirements for utilities to either immediately initiate the refund or otherwise address the impacts of the TCJA in the utilities’ next rate case. Aqua Pennsylvania was included in the rate filing group of utilities as the Company filed a base rate case in August 2018, during which it expected the PA PUC to address the effects of the TCJA within the base rate case filing. Additionally, the PA PUC ordered that all rates charged by utilities, including those billed by Aqua Pennsylvania since January 1, 2018, are temporary and subject to refund pending the outcome of its review of the effects of the TCJA within the next base rate case. In February 2019, Aqua Pennsylvania filed a settlement for this base rate case, and on March 11, 2019, the administrative law judges issued a recommended decision approving the settlement on March 11, 2019. In May 2019 a final order was issued from the PA PUC affirming the Company’s regulatory liability of $175,108 and authorizing the Company to implement an average rate assumption method to reduce the regulatory liability over the book lives beginning in June 2019 to reflect the fact that the benefit from the excess accumulated deferred taxes is now reflected in base rates.

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

For the Company’s regulated utility operations, we utilize the FASB’s accounting guidance for leases for entities with regulated operations, which allows, for rate-making purposes, a lease to be accounted for as an operating lease even though the lease may be classified as a finance lease, since the amount of the lease payment is included in allowable costs as rental expense in the period it covers.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Components of lease expense were as follows:
Operating lease cost	$530	$1,105

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$355	$1,293

June 30,
2019
Supplemental balance sheet information related to leases was as follows:
Operating leases:
Operating lease right-of-use assets	$13,164

Other accrued liabilities	$1,251
Operating lease liabilities	11,913
Total operating lease liabilities	$13,164

June 30,
2019
Weighted average remaining lease term:
Operating leases	27 years

Weighted average discount rate:
Operating leases	4.08%

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Maturities of operating lease liabilities and a reconciliation of the operating lease liabilities reported on our Consolidated Balance Sheets as of June 30, 2019 are as follows:

Operating Leases
2019	$618
2020	1,597
2021	1,374
2022	1,145
2023	770
Thereafter	16,430
Total operating lease payments	$21,934

Total operating lease payments	$21,934
Less operating lease liabilities	13,164
Present value adjustment	$8,770

The future annual minimum lease payments due for the Company’s leases as of December 31, 2018 were as follows:

2019	$2,221
2020	1,682
2021	1,443
2022	1,221
2023	848
Thereafter	16,170
Total	$23,585

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

In June 2016, the FASB issued updated accounting guidance on accounting for impairments of financial instruments, including trade receivables, which requires companies to estimate expected credit losses on trade receivables over their contractual life. Historically, companies reserve for expected credit losses by applying historical loss percentages to respective aging categories. Under the updated accounting guidance, companies will use a forward-looking methodology that incorporates lifetime expected credit losses, which will result in an allowance for expected credit losses for receivables that are either current or not yet due, which historically have not been reserved for. The updated accounting guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption available. The Company is evaluating the requirements of the updated guidance to determine the impact of adoption.

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

General Information

Aqua America, Inc. (“we”, “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia. Our largest operating subsidiary, Aqua Pennsylvania, provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated utility subsidiaries provide similar services in seven other states. In addition, the Company’s market-based activities are conducted through Aqua Infrastructure, LLC and Aqua Resources, Inc. Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry. Aqua Resources provides water and wastewater service through operating and maintenance contracts with municipal authorities and other parties close to our utility companies’ service territories and offers, through a third-party, water and sewer service line protection solutions and repair services to households.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Aqua America, Inc., which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, formerly known as Philadelphia Suburban Water Company. In the early 1990s, we embarked on a growth-through-acquisition strategy focused on water and wastewater operations. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of American Water Works Company, Inc.’s regulated operations in Ohio in 2012. Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and has extended our regulated operations from southeastern Pennsylvania to include operations in seven other states.   The Company seeks to acquire businesses in the U.S. regulated sector, which includes water and wastewater utilities and other regulated utilities, and to opportunistically pursue growth ventures in select market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated businesses. On October 22, 2018, the Company entered into an agreement to acquire from LDC Funding LLC, the parent company of PNG Companies, a natural gas distribution company consisting of Peoples Natural Gas Company LLC, Peoples Gas Company LLC, and Delta Natural Gas Company Inc. (“Peoples”), which upon closing, will expand the Company’s regulated utility business to include natural gas distribution.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes.

Financial Condition

During the first six months of 2019, we incurred $269,171 of capital expenditures, expended $519 for the acquisition of water and wastewater utility systems, issued $1,268,545 of common stock, $674,170 of tangible equity units, $1,136,000 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments, including the extinguishment of long-term debt, of $850,879. The capital expenditures were related to new and replacement water mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements. The issuance of common stock, tangible equity units, and long-term debt was comprised principally of the permanent financing for our pending acquisition of Peoples and funds borrowed under our revolving credit facility.

Pursuant to the Company’s growth strategy, on October 22, 2018, the Company entered into a purchase agreement (the “Acquisition Agreement”) with LDC Parent LLC (“Seller”), to acquire its interests in LDC Funding LLC (“LDC”). LDC is the parent of LDC Holdings LLC (“LDC Holdings”), and LDC Holdings is the parent of five natural gas utility companies, which includes Peoples Natural Gas Company, Peoples Gas Company, and Delta Natural Gas Company as well as other operating subsidiaries. This acquisition is referred to as the “Peoples Gas Acquisition,” and collectively these businesses are referred to as “Peoples.” Peoples is headquartered in Pittsburgh, Pennsylvania, and serves approximately 740,000 gas utility customers in western Pennsylvania, West Virginia, and Kentucky. At the closing of the Peoples Gas Acquisition, the Company will pay $4,275,000 in cash subject to adjustments for working capital, certain capital expenditures, transaction expenses and closing

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

indebtedness as set forth in the Acquisition Agreement. The Company expects to assume approximately $1,370,000 of Peoples’ indebtedness upon closing of the Peoples Gas Acquisition, which would reduce the cash purchase price by approximately $1,370,000.

On October 22, 2018, the Company obtained a commitment (the “Bridge Commitment”) from certain banks to provide senior unsecured bridge loans in an aggregate amount of up to $5,100,000 to, among other things, backstop the Peoples Gas Acquisition purchase price and refinancing of certain debt of the Company and Peoples. On March 29, 2019, the Company entered into a Stock Purchase Agreement to issue shares of common stock in a private placement to fund a portion of the Peoples Gas Acquisition. We expect the private placement to close concurrently with the consummation of the Peoples Gas Acquisition. The gross proceeds of the Stock Purchase Agreement are expected to amount to approximately $750,000. Further, on April 18, 2019, the Company issued $1,293,750 of its common stock and $690,000 of its tangible equity units, with a stated amount of $50 per unit, and on April 26, 2019, the Company issued $900,000 of senior notes. As of June 30, 2019, the Company has terminated $4,350,000 of commitments under the Bridge Commitment. The remaining balance available under the Bridge Commitment is $750,000. Refer to Note 6 – Capitalization to the consolidated financial statements for further information on these financings.

On May 18, 2019, the Company redeemed $313,500 of the Company’s outstanding notes that had maturities ranging from 2019-2037 and interest rates ranging from 3.57-5.83%. Additionally, the redemption of senior unsecured notes was subject to a make whole payment of $25,237. During the second quarter of 2019, $18,935 of this payment was expensed and is presented in the consolidated statements of operations on the line item “loss on debt extinguishment.”  The balance of the payment, or $6,302, was deferred as it represents an amount by which the Company expects to receive prospective rate recovery.

On October 23, 2018, the Company entered into interest rate swap agreements to mitigate interest rate risk associated with an anticipated $850,000 of future debt issuances to fund a portion of the Peoples Gas Acquisition. The interest rate swaps were settled on April 24, 2019 in conjunction with the issuance of $900,000 of long-term debt to be used to finance a portion of the purchase price of this acquisition and redeem $313,500 of the Company’s existing debt. Refer to Note 7 – Interest Rate Swap Agreements to the consolidated financial statements in this report for further information. The interest rate swaps did not qualify for hedge accounting and any changes in the fair value of the swaps was included in our earnings.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The Peoples Gas Acquisition is subject to certain other adjustments at closing and is subject to regulatory approval by the Pennsylvania Public Utility Commission, and other customary closing conditions set forth in the Acquisition Agreement. Approval from the United States Federal Trade Commission was obtained in December 2018, and approvals from the public utility commissions of Kentucky and West Virginia were obtained in March 2019 and April 2019, respectively. On June 11, 2019, we filed a settlement agreement with the Pennsylvania Public Utility Commission, and all but two of the intervenors to the case have entered into or chosen not to oppose the settlement agreement. The Peoples Gas Acquisition is expected to close in the fall of 2019, once all regulatory approvals are obtained and closing conditions are met, and it is anticipated that this acquisition will result in the recording of goodwill. In the event that the Acquisition Agreement is terminated due to certain breaches by the Company, a fee of $120,000 would be payable to the Seller as a reverse termination fee.

At June 30, 2019, we had $1,974,076 of cash and cash equivalents compared to $3,627 at December 31, 2018. The cash and cash equivalents balance at June 30, 2019 includes $1,968,123 of proceeds from the April 2019 financings that are being held in an interest-bearing account to fund the Peoples acquisition, which is expected to close in the fall of 2019. During the first six months of 2019, we used the proceeds from the issuance of common stock, tangible equity units, long-term debt, and internally generated funds to fund the cash requirements discussed above, deposit financing proceeds into an interest-bearing account, and to pay dividends.

At June 30, 2019, our $550,000 unsecured revolving credit facility, which expires in December 2023, had $531,302 available for borrowing. At June 30, 2019, we had short-term lines of credit of $135,500, of which $129,424 was available for borrowing. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of June 30, 2019, $93,924 was available for borrowing.

Our short-term lines of credit of $135,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

As a result of the proceeds raised from the April 2019 financings that are being held for funding the Peoples acquisition, which is expected to close in the fall of 2019, the Company has a positive working capital position as of June 30, 2019.  However, historically, the Company’s consolidated balance sheet has had a negative working capital position whereby our current liabilities routinely exceed our current assets. Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt, common equity, and tangible equity units will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements for at least the next twelve months.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Analysis of Second Quarter of 2019 Compared to Second Quarter of 2018

Revenues increased by $7,032 or 3.3%, primarily due to:

•an increase in water and wastewater rates and infrastructure rehabilitation surcharges of $4,731; and

•additional water and wastewater revenues of $4,039 associated with a larger customer base due to organic growth and utility acquisitions, and other growth ventures;

•offset by a decrease in water and wastewater revenues of $764 as a result of a do not consume advisory for some of our customers served by our Illinois subsidiary. We expect this decrease in revenues to continue into the third quarter of 2019.

Operations and maintenance expenses increased by $12,930 or 17.6%, primarily due to:

•transaction expenses of $12,744 for our planned Peoples Gas Acquisition, primarily representing expenses associated with obtaining regulatory approvals, investment banking fees, including bridge financing, legal expenses, and integration planning;

•additional operating costs associated with acquired utility systems of $1,131; and

•expenses of $972 associated with remediating a do not consume advisory for some of our customers served by our Illinois subsidiary. We expect that the expenses associated with remediating the do not consumer advisory to continue in the third quarter of 2019;

•offset by a decrease in insurance expenses of $728 due to lower claims.

Depreciation expense increased by $2,937 or 8.0%, primarily due to the utility plant placed in service since June 30, 2018.

Amortization expense decreased by $3,069 primarily due to the favorable effects of a one-time adjustment recorded in the second quarter of 2019 resulting from a rate order received for our Pennsylvania subsidiary.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Interest expense decreased by $414 or 1.7%, primarily due to the following items:

•interest income of $7,408 earned on the proceeds from our April 2019 equity offerings; and

•a decrease in our effective interest rate;

•offset by an increase in average borrowings;

•pre-acquisition interest expense, net of $1,318 from the issuance of $900,000 long-term debt and $119,081 of amortizing notes in April 2019 partially for the planned Peoples Gas Acquisition; and

•overlapping interest expense of $452 incurred in the second quarter of 2019 associated with $313,500 of existing debt that was subsequently refinanced in May 2019 after receipt of the proceeds from the April 2019 issuance of $900,000 of long-term debt.

Allowance for funds used during construction (“AFUDC”) increased by $1,034, due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, and an increase in the AFUDC rate as a result of an increase in the amount of AFUDC related to equity.

The change in fair value of interest rate swap agreements of $11,040 represents income recognized on the mark-to-market adjustment of our interest rate swap agreements that were entered into on October 23, 2018 to mitigate interest rate risk associated with an anticipated $850,000 of future debt issuances to fund a portion of the Peoples Gas Acquisition. The interest rate swap agreements did not qualify for hedge accounting, and any changes in the fair value of the swaps were included in earnings. On April 24, 2019, the Company settled the interest rate swap agreements upon issuance of $900,000 of long-term debt to be used to finance a portion of the purchase price of the Peoples Gas Acquisition and redeem $313,500 of the Company’s existing debt.

The loss on debt extinguishment of $18,935 results from the extinguishment of $313,500 of existing debt that was refinanced in May 2019.

Equity earnings in joint venture increased by $329 due to an increase in the sale of raw water to firms in the natural gas drilling industry.

Other increased by $1,475 primarily due to an increase in the non-service cost components of our net benefit cost for pension benefits.

Our effective income tax rate was -4.1% in the second quarter of 2019 and -0.6% in the second quarter of 2018. The Company’s provision for income taxes represents an income tax benefit due to the effects of the loss on debt extinguishment noted above of $18,935, tax deductions recognized for certain qualifying infrastructure improvements for Aqua Pennsylvania, and the amortization of certain tax benefits associated with the Tax Cuts and Jobs Act. Our effective income tax rate decreased due to the decrease in our income before income taxes of $13,491, which results primarily from the loss on debt extinguishment discussed above.

Net income decreased by $11,687 or 17.6%, primarily as a result of the factors described above.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Analysis of First Six Months of 2019 Compared to First Six Months of 2018

Revenues increased by $13,817 or 3.4%, primarily due to:

•an increase in water and wastewater rates and infrastructure rehabilitation surcharges of $9,470; and

•additional water and wastewater revenues of $8,063 associated with a larger customer base due to organic growth and utility acquisitions, and other growth ventures;

•offset by a decrease in customer water consumption;

•and a decrease in water and wastewater revenues of $764 as a result of a do not consume advisory for some of our customers served by our Illinois subsidiary. We expect this decrease in revenues to continue into the third quarter of 2019.

Operations and maintenance expenses increased by $18,298 or 12.4%, primarily due to:

•transaction expenses of $19,390 for our planned Peoples Gas Acquisition, primarily representing expenses associated with obtaining regulatory approvals, investment banking fees, including bridge financing, legal expenses, and integration planning;

•additional operating costs associated with acquired utility systems of $2,103; and

•expenses of $972 associated with remediating a do not consume advisory for some of our customers served by our Illinois subsidiary. We expect that the expenses associated with remediating the do not consumer advisory to continue in the third quarter of 2019;

•offset by a decrease in insurance expenses of $1,770 due to lower claims.

Depreciation expense increased by $6,044 or 8.3%, primarily due to the utility plant placed in service since June 30, 2018.

Amortization expense decreased by $2,863 primarily due to the favorable effects of a one-time adjustment recorded in the second quarter of 2019 resulting from a rate order received for our Pennsylvania subsidiary.

Interest expense increased by $3,965 or 8.4%, primarily due to the following items:

•an increase in average borrowings;

•pre-acquisition interest expense, net of $1,318 from the issuance of $900,000 long-term debt and $119,081 of amortizing notes in April 2019 partially for the planned Peoples Gas Acquisition; and

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•overlapping interest expense incurred in the second quarter of 2019 of $452 associated with $313,500 of existing debt that was subsequently refinanced in May 2019 after receipt of the proceeds from the April 2019 issuance of $900,000 of long-term debt;

•offset by interest income of $7,408 earned on the proceeds from our April 2019 equity offerings;

•and a decrease in our effective interest rate.

Allowance for funds used during construction (“AFUDC”) increased by $2,223, due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, and an increase in the AFUDC rate as a result of an increase in the amount of AFUDC related to equity.

The change in fair value of interest rate swap agreements of $23,742 represents expense recognized on the mark-to-market adjustment of our interest rate swap agreements that were entered into on October 23, 2018 to mitigate interest rate risk associated with an anticipated $850,000 of future debt issuances to fund a portion of the Peoples Gas Acquisition. The interest rate swap agreements did not qualify for hedge accounting, and any changes in the fair value of the swaps were included in earnings. On April 24, 2019, the Company settled the interest rate swap agreements upon issuance of $900,000 of long-term debt to be used to finance a portion of the purchase price of the Peoples Gas Acquisition and redeem $313,500 of the Company’s existing debt.

The loss on debt extinguishment of $18,935 results from the extinguishment of $313,500 of existing debt that was refinanced in May 2019.

Equity earnings in joint venture increased by $490 due to an increase in the sale of raw water to firms in the natural gas drilling industry.

Other increased by $1,744 primarily due to an increase in the non-service cost components of our net benefit cost for pension benefits.

Our effective income tax rate was -16.8% during the first six months of 2019 and -2.2% during the first six months of 2018. The Company’s provision for income taxes represents an income tax benefit due to the effects of the change in the fair value of the interest rate swap agreement noted above of $23,742, the loss on debt extinguishment of $18,935 noted above, tax deductions recognized for certain qualifying infrastructure improvements for Aqua Pennsylvania, and the amortization of certain tax benefits associated with the Tax Cuts and Jobs Act. Our effective income tax rate decreased due to the decrease in our income before income taxes of $53,445, which results primarily from the change in fair value of interest rate swap agreements, transaction expenses for our planned acquisition of Peoples, and the loss on debt extinguishment discussed above.

Net income decreased by $45,602 or 38.8%, primarily as a result of the factors described above.

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

Item 4 – Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

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

(b)Changes in Internal Control over Financial Reporting

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

Our water supplies, including water provided to our customers, are subject to possible contaminants, including those from:

•naturally occurring compounds or man-made substances;

•chemicals and other hazardous materials;

•lead and other materials;

•pharmaceuticals and personal care products; and

•possible deliberate or terrorist attacks.

Depending on the nature of the water contamination, we may have to interrupt the use of that water supply until we are able to substitute, where feasible, the flow of water from an uncontaminated water source, including if practicable, the purchase of water from other suppliers, or continue the water supply under restrictions on use for drinking or broader restrictions against all use except for basic sanitation and essential fire protection. We may incur significant costs, including, but not limited to, costs for water quality testing and monitoring, do not consume expenses and loss of revenue, treatment of the contaminated source through modification of our current treatment facilities or development of new treatment methods, or the purchase of alternative water supplies. In addition, the costs we could incur to decontaminate a water source or our water distribution system and dispose of waste could also be significant. The costs resulting from the contamination may not be recoverable in rates we charge our customer, or may not be recoverable in a timely manner. Further, we may incur a loss of revenue in the event we elect to waive customer’s water and wastewater charges. If we are unable to adequately treat the contaminated water supply or substitute a water supply from an uncontaminated water source in a timely or cost-effective manner, there may be an adverse effect on our business, financial condition, and results of operations. We could also be subject to:

•claims for consequences arising out of human exposure to contamination and/or hazardous substances in our water supplies, including toxic torts;

•claims for other environmental damage;

•claims for customers’ business interruption as a result of an interruption in water service;

•claims for breach of contract;

•criminal enforcement actions;

•regulatory fines; or

•other claims.

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

Our business is capital intensive and requires significant capital investments for additions to or replacement of property, plant and equipment. These capital investments create assets that are used and useful in providing regulated utility service, and as a result, increase our rate base, on which we generate earnings through the regulatory process. Changes in our reported earnings, however, may differ from changes in our rate base in a given period due to several factors, including rate case timing and the terms of such rate cases; over-or under-earnings in a given period due to changes in operating costs; the effects of tax rates or tax treatment of capital investments, including the effect of repair tax; capital expenditures that are not eligible for a Distribution System Improvement Charge between rate cases; and acquisitions which have not yet been included in rate base. We anticipate that we may experience periods in which growth in earnings is less than growth in rate base; such differences may be significant and may persist over multiple reporting periods.

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

The Company’s increased indebtedness could also:

•make it more difficult and/or costly for the Company to pay or refinance its debts as they become due, particularly during adverse economic and industry conditions, because a decrease in revenues or increase in costs could cause cash flow from operations to be insufficient to make scheduled debt service payments;

•limit the Company’s flexibility to pursue other strategic opportunities or react to changes in its business and the industry sectors in which it operates and, consequently, put the Company at a competitive disadvantage to its competitors that have less debt;

•require a substantial portion of the Company’s available cash to be used for debt service payments, thereby reducing the availability of its cash to fund working capital, capital expenditures, development projects, acquisitions, dividend payments and other general corporate purposes, which could harm the Company’s prospects for growth;

•result in a downgrade in the credit ratings on the Company’s indebtedness, which could limit the Company’s ability to borrow additional funds on favorable terms or at all (including in order to refinance the Bridge Commitment (if drawn) and/or its other debt), increase the interest rates under its credit facilities and under any new indebtedness it may incur;

•make it more difficult for the Company to raise capital to fund working capital, make capital expenditures, pay dividends, pursue strategic initiatives or for other purposes;

•result in higher interest expense, which could be further increased in the event of increases in interest rates on the Company’s current or future borrowings subject to variable rates of interest; and

•require that additional materially adverse terms, conditions or covenants be placed on the Company under its debt instruments, which covenants might include, for example, limitations on additional borrowings and specific restrictions on uses of its assets, as well as prohibitions or limitations on its ability to create liens, pay dividends, receive distributions from its subsidiaries, redeem or repurchase its stock or make investments, any of which could hinder its access to capital markets and limit or delay its ability to carry out its capital expenditure program or otherwise limit its flexibility in the conduct of its business and make it more vulnerable to economic downturns and adverse competitive and industry conditions.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended June 30, 2019:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
April 1 - 30, 2019	1	$37.25	-	-
May 1 -31, 2019	45	$39.56	-	-
June 1 - 30, 2019	-	$-	-	-
Total	46	$39.51	-	-

(1) These amounts include 46 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation.

Item 6 – Exhibits

Exhibit No.	Description
1.1

Common Stock Underwriting Agreement, dated April 17, 2019, among Aqua America, Inc. and Goldman Sachs & Co. LLC and RBC Capital Markets, LLC, as representatives of the several underwriters named in Schedule I thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2019)

1.2

Units Underwriting Agreement, dated April 17, 2019, among Aqua America, Inc. and RBC Capital Markets LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named in Schedule I thereto (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2019)

1.3

Underwriting Agreement, dated April 24, 2019, among Aqua America, Inc. and RBC Capital Markets, LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named in Schedule I thereto (incorporated by reference to Exhibit 1.1 to the Company’ Current Report on Form 8-K, filed with the SEC on April 26, 2019)

4.1

Purchase Contract Agreement, dated April 23, 2019, between Aqua America, Inc. and U.S. Bank N.A, as purchase contract agent, as attorney-in-fact for the Holders from time to time as provided therein and as trustee under the indenture referred to therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2019)

4.2	Form of Unit (included in Exhibit 4.1 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2019)

4.3	Form of Purchase Contract (included with Exhibit 4.1 above) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2019)

4.4

Indenture, dated as of April 23, 2019, between Aqua America, Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2019)

4.5

First Supplemental Indenture, dated as of April 23, 2019, between Aqua America, Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2019)

4.6

Second Supplemental Indenture, dated as of April 23, 2019, between Aqua America, Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2019)

4.7	Form of Amortizing Note (included with Exhibit 4.6 above) (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2019)

4.8

Third Supplemental Indenture, dated as of April 26, 2019, between Aqua America, Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2019)

4.9	Form of Global Note for the 2029 Notes (included in Exhibit 4.8 above) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2019)

4.10	Form of Global Note for the 2049 Notes (included in Exhibit 4.8 above) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2019)

4.11

Bond Purchase Agreement, dated May 31, 2019, by and among Aqua Pennsylvania, Inc., Athene Annuity and Life Company, Athene Annuity & Life Assurance Company, Genworth Life and Annuity Insurance Company, Genworth Life Insurance Company, John Hancock Life Insurance Company (U.S.A), John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, Metropolitan Life Insurance Company, Metropolitan Tower Life Insurance Company, MetLife Insurance K.K., Brighthouse Life Insurance Company, United of Omaha Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Accounts (BOLI 30C, 30E, 3-2), The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company, and Life Insurance Company of the Southwest

10.1

Stock Purchase Agreement, dated as of March 29, 2019, by and between Aqua America, Inc. and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 29, 2019)

10.2	Aqua America, Inc. Amended and Restated Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2019)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 8, 2019

Aqua America, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer