Form 10-Q
period 2019-09-30
AQUA AMERICA INC
filed 2019-11-05
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 23, 2019: 215,840,774

AQUA AMERICA, INC. AND SUBSIDIARIES

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Assets	2019	2018
Property, plant and equipment, at cost	$7,998,861	$7,648,469
Less: accumulated depreciation	1,801,909	1,718,143
Net property, plant and equipment	6,196,952	5,930,326

Current assets:
Cash and cash equivalents	2,030,568	3,627
Accounts receivable, net	75,573	65,825
Unbilled revenues	41,406	35,400
Inventory, materials and supplies	17,035	15,844
Prepayments and other current assets	12,753	23,337
Assets held for sale	1,558	3,139
Total current assets	2,178,893	147,172

Regulatory assets	851,061	788,076
Deferred charges and other assets, net	42,227	39,237
Investment in joint venture	6,253	6,959
Goodwill	52,701	52,726
Operating lease right-of-use assets	12,883	-
Total assets	$9,340,970	$6,964,496
Liabilities and Equity
Stockholders' equity:
Common stock at $0.50 par value, authorized 300,000,000 shares, issued 218,940,681 and 181,151,827 as of September 30, 2019 and December 31, 2018	$109,471	$90,576
Capital in excess of par value	2,633,193	820,378
Retained earnings	1,197,600	1,174,245
Treasury stock, at cost, 3,112,565 and 3,060,206 shares as of September 30, 2019 and December 31, 2018	(77,702)	(75,835)
Total stockholders' equity	3,862,562	2,009,364

Long-term debt, excluding current portion	2,933,905	2,419,115
Less: debt issuance costs	35,607	20,651
Long-term debt, excluding current portion, net of debt issuance costs	2,898,298	2,398,464
Commitments and contingencies (See Note 15)

Current liabilities:
Current portion of long-term debt	178,116	144,545
Loans payable	10,000	15,449
Accounts payable	57,589	77,331
Book overdraft	5,068	8,950
Accrued interest	38,251	23,300
Accrued taxes	17,568	22,234
Interest rate swap agreements	-	59,779
Other accrued liabilities	45,531	47,389
Total current liabilities	352,123	398,977

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	909,232	845,403
Customers' advances for construction	104,393	93,343
Regulatory liabilities	520,213	531,027
Operating lease liabilities	11,700	-
Other	100,025	97,182
Total deferred credits and other liabilities	1,645,563	1,566,955

Contributions in aid of construction	582,424	590,736
Total liabilities and equity	$9,340,970	$6,964,496

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	September 30,
	2019	2018
Operating revenues	$243,626	$226,137

Operating expenses:
Operations and maintenance	82,022	68,624
Depreciation	39,489	37,457
Amortization	444	199
Taxes other than income taxes	15,201	15,564
Total operating expenses	137,156	121,844

Operating income	106,470	104,293

Other expense (income):
Interest expense	32,643	25,403
Interest income	(9,680)	(44)
Allowance for funds used during construction	(4,613)	(3,066)
Gain on sale of other assets	(175)	(261)
Equity earnings in joint venture	(135)	(215)
Other	1,494	325
Income before income taxes	86,936	82,151
Provision for income taxes (benefit)	(1,553)	3,935
Net income	$88,489	$78,216

Comprehensive income	$88,489	$78,216

Net income per common share:
Basic	$0.38	$0.44
Diluted	$0.38	$0.44

Average common shares outstanding during the period:
Basic	232,053	177,923
Diluted	232,464	178,357

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
Operating revenues	$663,650	$632,344

Operating expenses:
Operations and maintenance	247,781	216,085
Depreciation	118,113	110,037
Amortization	(2,140)	478
Taxes other than income taxes	45,038	45,360
Total operating expenses	408,792	371,960

Operating income	254,858	260,384

Other expense (income):
Interest expense	92,239	72,664
Interest income	(18,117)	(111)
Allowance for funds used during construction	(12,280)	(8,510)
Change in fair value of interest rate swap agreements	23,742	-
Loss on debt extinguishment	18,920	-
Gain on sale of other assets	(443)	(598)
Equity earnings in joint venture	(1,918)	(1,508)
Other	4,293	1,365
Income before income taxes	148,422	197,082
Provision for income taxes (benefit)	(11,894)	1,437
Net income	$160,316	$195,645

Comprehensive income	$160,316	$195,645

Net income per common share:
Basic	$0.76	$1.10
Diluted	$0.76	$1.10

Average common shares outstanding during the period:
Basic	209,971	177,876
Diluted	210,335	178,347

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		September 30,	December 31,
		2019	2018
Stockholders' equity:
Common stock, $0.50 par value		$109,471	$90,576
Capital in excess of par value		2,633,193	820,378
Retained earnings		1,197,600	1,174,245
Treasury stock, at cost		(77,702)	(75,835)
Total stockholders' equity		3,862,562	2,009,364

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	3,472	3,732
1.00% to 1.99%	2020 to 2035	10,985	11,588
2.00% to 2.99%	2024 to 2033	16,132	17,488
3.00% to 3.99%	2019 to 2056	496,295	497,426
4.00% to 4.99%	2020 to 2059	1,129,571	831,066
5.00% to 5.99%	2019 to 2043	134,323	154,788
6.00% to 6.99%	2026 to 2036	31,000	31,000
7.00% to 7.99%	2022 to 2027	30,958	31,564
8.00% to 8.99%	2021 to 2025	5,169	5,581
9.00% to 9.99%	2020 to 2026	19,300	20,000
		1,877,205	1,604,233

Notes payable to bank under revolving credit agreement, variable rate, due 2023		-	370,000
Unsecured notes payable:
Bank note at 3.50% due 2020		50,000	100,000
Amortizing notes at 3.00% due 2022		108,889	-
Notes ranging from 3.01% to 3.59% due 2029 through 2041		525,000	245,000
Notes at 4.28%, due 2049		500,000	112,000
Notes ranging from 5.64% to 5.95%, due 2020 through 2034		50,927	132,427
		3,112,021	2,563,660

Current portion of long-term debt		178,116	144,545
Long-term debt, excluding current portion		2,933,905	2,419,115
Less: debt issuance costs		35,607	20,651
Long-term debt, excluding current portion, net of debt issuance costs		2,898,298	2,398,464

Total capitalization		$6,760,860	$4,407,828

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2018	$90,576	$820,378	$1,174,245	$(75,835)	$2,009,364
Net income	-	-	16,924	-	16,924
Dividends declared ($0.2190 per share)	-	-	(39,014)	-	(39,014)
Issuance of common stock under dividend reinvestment plan (117,845 shares)	59	3,976	-	-	4,035
Repurchase of stock (52,124 shares)	-	-	-	(1,857)	(1,857)
Equity compensation plan (134,257 shares)	67	(67)	-	-	-
Exercise of stock options (77,479 shares)	39	1,136	-	-	1,175
Stock-based compensation	-	1,929	42	-	1,971
Other	-	(13)	-	-	(13)
Balance at March 31, 2019	90,741	827,339	1,152,197	(77,692)	1,992,585
Net income	-	-	54,903	-	54,903
Dividends declared ($0.2190 per share)	-	-	(47,249)	-	(47,249)
Stock issued to finance pending acquisition (37,370,017 shares)	18,685	1,245,440	-	-	1,264,125
Proceeds from stock purchase contracts issued under tangible equity units	-	557,837	-	-	557,837
Issuance of common stock under dividend reinvestment plan (10,162 shares)	5	380	-	-	385
Repurchase of stock (46 shares)	-	-	-	(2)	(2)
Equity compensation plan (5,099 shares)	3	(3)	-	-	-
Exercise of stock options (21,148 shares)	10	361	-	-	371
Stock-based compensation	-	2,129	(98)	-	2,031
Other	-	(212)	-	-	(212)
Balance at June 30, 2019	109,444	2,633,271	1,159,753	(77,694)	3,824,774
Net income	-	-	88,489	-	88,489
Dividends declared ($0.2343 per share)	-	-	(50,558)	-	(50,558)
Expenses incurred for equity offering and stock purchase contracts issued under tangible equity units	-	(1,474)	-	-	(1,474)
Issuance of common stock under dividend reinvestment plan (9,334 shares)	5	394	-	-	399
Issuance of common stock from stock purchase contracts (29,484 shares)	15	(15)	-	-	-
Repurchase of stock (189 shares)	-	-	-	(8)	(8)
Equity compensation plan (4,165 shares)	2	(2)	-	-	-
Exercise of stock options (9,864 shares)	5	184	-	-	189
Stock-based compensation	-	1,774	(84)	-	1,690
Other	-	(939)	-	-	(939)
Balance at September 30, 2019	$109,471	$2,633,193	$1,197,600	$(77,702)	$3,862,562

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

(UNAUDITED)

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Treasury	Comprehensive
	Stock	Par Value	Earnings	Stock	Income	Total
Balance at December 31, 2017	$90,350	$807,135	$1,132,556	$(73,280)	$860	$1,957,621
Net income	-	-	50,839	-	-	50,839
Dividends declared ($0.2047 per share)	-	-	(36,386)	-	-	(36,386)
Issuance of common stock under dividend reinvestment plan (11,252 shares)	6	355	-	-	-	361
Repurchase of stock (71,940 shares)	-	-	-	(2,491)	-	(2,491)
Equity compensation plan (181,670 shares)	91	(91)	-	-	-	-
Exercise of stock options (62,688 shares)	31	979	-	-	-	1,010
Stock-based compensation	-	1,443	(41)	-	-	1,402
Cumulative effect of change in accounting principle - financial instruments	-	-	860	-	(860)	-
Other	-	(197)	-	-	-	(197)
Balance at March 31, 2018	90,478	809,624	1,147,828	(75,771)	-	1,972,159
Net income	-	-	66,590	-	-	66,590
Dividends declared ($0.2047 per share)	-	-	(36,416)	-	-	(36,416)
Issuance of common stock under dividend reinvestment plan (10,918 shares)	5	354	-	-	-	359
Equity compensation plan (3,969 shares)	2	(2)	-	-	-	-
Exercise of stock options (411 shares)	1	8	-	-	-	9
Stock-based compensation	-	1,985	(128)	-	-	1,857
Other	-	(206)	-	-	-	(206)
Balance at June 30, 2018	90,486	811,763	1,177,874	(75,771)	-	2,004,352
Net income	-	-	78,216	-	-	78,216
Dividends declared ($0.219 per share)	-	-	(38,964)	-	-	(38,964)
Issuance of common stock under dividend reinvestment plan (10,693 shares)	5	376	-	-	-	381
Repurchase of stock (25 shares)	-	-	-	(1)	-	(1)
Equity compensation plan (4,423 shares)	3	(3)	-	-	-	-
Exercise of stock options (11,877 shares)	5	178	-	-	-	183
Stock-based compensation	-	1,899	(119)	-	-	1,780
Other	-	(209)	-	-	-	(209)
Balance at September 30, 2018	$90,499	$814,004	$1,217,007	$(75,772)	$-	$2,045,738

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$160,316	$195,645
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	115,973	110,515
Deferred income taxes	(10,359)	81
Provision for doubtful accounts	3,622	3,645
Stock-based compensation	5,831	5,331
Gain on sale of other assets	(443)	(598)
Gain on sale of utility system	(403)	-
Loss on interest rate swap agreements	23,742	-
Loss on debt extinguishment	18,920	-
Settlement of interest rate swap agreements	(83,520)	-
Net change in receivables, inventory and prepayments	(11,657)	(18,058)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	13,324	4,330
Pension and other postretirement benefits contributions	(8,579)	(12,571)
Other	1,262	2,409
Net cash flows from operating activities	228,029	290,729
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $3,253 and $2,550	(401,558)	(343,219)
Acquisitions of utility systems, net	(619)	(100,026)
Net proceeds from the sale of other assets	2,361	604
Other	2,296	551
Net cash flows used in investing activities	(397,520)	(442,090)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	8,692	6,031
Repayments of customers' advances	(2,245)	(2,763)
Net (repayments) proceeds of short-term debt	(5,449)	18,039
Proceeds from long-term debt	1,310,061	402,913
Repayments of long-term debt	(888,951)	(151,571)
Extinguishment of long-term debt	(25,237)	-
Change in cash overdraft position	(3,882)	(8,661)
Issuance of common stock under dividend reinvestment plan	4,819	1,101
Proceeds from stock issued to finance pending acquisition	1,263,099	-
Proceeds from tangible equity unit issuance	673,642	-
Proceeds from exercised stock options	1,735	1,202
Repurchase of common stock	(1,867)	(2,492)
Dividends paid on common stock	(136,821)	(111,766)
Other	(1,164)	(612)
Net cash flows from financing activities	2,196,432	151,421
Net change in cash and cash equivalents	2,026,941	60
Cash and cash equivalents at beginning of period	3,627	4,204
Cash and cash equivalents at end of period	$2,030,568	$4,264

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$41,059	$42,245
Non-cash customer advances and contributions in aid of construction	24,633	14,916

See notes to consolidated financial statements beginning on page 9 of this report.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Aqua America, Inc. and subsidiaries (the “Company”, “we”, “us” or “our”) at September 30, 2019, the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2019 and 2018 the consolidated statements of cash flow for the nine months ended September 30, 2019 and 2018, and the consolidated statements of equity for the nine months ended September 30, 2019 and 2018 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present a fair statement of its consolidated financial position, consolidated changes in equity, consolidated results of operations, and consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. The December 31, 2018 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2018 audited consolidated financial statements but does not include all disclosures and notes normally provided in annual financial statements. The following prior period amounts have been reclassified to conform to the current period presentation:

•In the consolidated balance sheet – the presentation of accounts receivable, net, and unbilled revenues, and

•In the consolidated statements of operations and comprehensive income – the presentation of interest expense and interest income.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Water Revenues	Wastewater Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$145,643	$21,437	$-	$130,711	$18,799	$-
Commercial	42,883	4,037	-	37,608	3,610	-
Fire protection	8,565	-	-	8,196	-	-
Industrial	8,730	390	-	8,233	451	-
Other water	7,332	-	-	14,579	-	-
Other wastewater	-	758	-	-	1,684	-
Other utility	-	-	2,984	-	-	2,310
Revenues from contracts with customers	213,153	26,622	2,984	199,327	24,544	2,310
Alternative revenue program	(65)	162	-	(695)	(125)	-
Other and eliminations	-	-	770	-	-	776
Consolidated	$213,088	$26,784	$3,754	$198,632	$24,419	$3,086

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Water Revenues	Wastewater Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$386,240	$61,647	$-	$367,078	$53,915	$-
Commercial	108,329	11,400	-	101,405	9,473	-
Fire protection	24,903	-	-	24,103	-	-
Industrial	23,052	1,358	-	21,902	1,427	-
Other water	31,177	-	-	39,821	-	-
Other wastewater	-	3,578	-	-	4,381	-
Other utility	-	-	9,234	-	-	6,963
Revenues from contracts with customers	573,701	77,983	9,234	554,309	69,196	6,963
Alternative revenue program	217	(53)	-	(815)	39	-
Other and eliminations	-	-	2,568	-	-	2,652
Consolidated	$573,918	$77,930	$11,802	$553,494	$69,235	$9,615

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

Aqua Resources earns revenues by providing non-regulated water services through an operating and maintenance contract, and third-party water and sewer service line protection and repair services. The performance obligations are performing agreed upon contract services to operate the water system, or allowing the use of our logo to a third-party water and sewer service line repair. Revenues are primarily recognized over time as service is delivered.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 3 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated
	Segment	Other	Consolidated
Balance at December 31, 2018	$47,885	$4,841	$52,726
Reclassification to utility plant acquisition adjustment	(25)	-	(25)
Balance at September 30, 2019	$47,860	$4,841	$52,701

The reclassification of goodwill to utility plant acquisition adjustment results from a mechanism approved by the applicable utility commission. The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with some acquisition upon achieving specific objectives.

Goodwill is not amortized but is tested for impairment annually, or more often, if circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When testing goodwill for impairment, the Company may assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and entity specific events, for some or all of our reporting units to determine whether it’s more likely than not that the fair value of a reporting unit is less than its carrying amount. Alternatively, based on our assessment of the qualitative factors previously noted, we may perform a quantitative goodwill impairment test by determining the fair value of a reporting unit based on a discounted cash flow analysis. If we perform a quantitative test and determine that the fair value of a reporting unit is less than its carrying amount, we would record an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company performed a qualitative assessment for its annual test of the goodwill attributable for each of its reporting units for impairment as of July 31, 2019, and concluded that it is more likely than not that the fair value of each reporting unit, which has goodwill recorded, exceeded its carrying amount, indicating that none of the Company’s goodwill was impaired.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 4 – Acquisitions

Peoples Gas Acquisition

Pursuant to the Company’s growth strategy, on October 22, 2018, the Company entered into a purchase agreement (the “Acquisition Agreement”) with LDC Parent LLC (“Seller”), to acquire its interests in LDC Funding LLC (“LDC”). LDC is the parent of LDC Holdings LLC (“LDC Holdings”), and LDC Holdings is the parent of five natural gas utility companies, which includes Peoples Natural Gas Company, Peoples Gas Company, and Delta Natural Gas Company as well as other operating subsidiaries. This acquisition is referred to as the “Peoples Gas Acquisition” and collectively, these businesses are referred to as “Peoples.” Peoples is headquartered in Pittsburgh, Pennsylvania and serves approximately 740,000 gas utility customers in western Pennsylvania, West Virginia, and Kentucky. At the closing of the Peoples Gas Acquisition, the Company will pay $4,275,000 in cash subject to adjustments for working capital, certain capital expenditures, transaction expenses and closing indebtedness as set forth in the Acquisition Agreement. The Company expects to assume approximately $1,432,000 of Peoples’ indebtedness upon the closing of the Peoples Gas Acquisition, which would reduce the cash purchase price by approximately $1,432,000.

On October 22, 2018, the Company obtained a commitment (the “Bridge Commitment”) from certain banks to provide senior unsecured bridge loans in an aggregate amount of up to $5,100,000 to, among other things, backstop the Peoples Gas Acquisition purchase price and refinancing of certain debt of the Company and Peoples. On March 29, 2019, the Company entered into a Stock Purchase Agreement to issue shares of common stock in a private placement to fund a portion of the Peoples Gas Acquisition. The gross proceeds of the Stock Purchase Agreement are expected to amount to approximately $750,000. Further, on April 18, 2019, the Company issued $1,293,750 of its common stock and $690,000 of its tangible equity units, with a stated amount of $50 per unit, and on April 26, 2019, the Company issued $900,000 of senior notes. As of September 30, 2019, the Company has terminated $4,350,000 of commitments under the Bridge Commitment. The remaining balance available under the Bridge Commitment is $750,000. Refer to Note 6 – Capitalization for further information on these financings.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Peoples Gas Acquisition is subject to regulatory approval by the Pennsylvania Public Utility Commission (the “PaPUC”), and other customary closing conditions set forth in the Acquisition Agreement. Approval from the United States Federal Trade Commission was obtained in December 2018, and approvals from the public utility commissions of Kentucky and West Virginia were obtained in March 2019 and April 2019, respectively. On June 11, 2019, we filed a settlement agreement with the PaPUC, and all but two of the intervenors to the case have entered into or chosen not to oppose the settlement agreement. In October 2019, we received the decision of the Administrative Law Judge with respect to the PaPUC’s review of the Peoples Gas Acquisition who recommended that the PaPUC issue all approvals as are necessary for the Company to carry out the Peoples Gas Acquisition. The Peoples Gas Acquisition is expected to close in late 2019 or early 2020 once regulatory approval is obtained from the PaPUC, and closing conditions are met, and it is anticipated that this acquisition will result in the recording of goodwill. In the event that the Acquisition Agreement is terminated due to certain breaches by the Company, a fee of $120,000 would be payable to the Seller as a reverse termination fee.

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

In September 2019, Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consists of approximately 16,000 customers, or the equivalent of 165,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In July 2018, the Company entered into a purchase agreement to acquire the wastewater utility system assets of Cheltenham Township, Pennsylvania, which serves approximately 10,500 customers for $50,250. In October 2019, the Company obtained regulatory approval for this acquisition, and closing is anticipated to occur in December 2019. Upon closing, this acquisition will result in the recording of goodwill of approximately $6,000.

In addition to the Company’s pending acquisitions of DELCORA, East Norriton and Cheltenham Townships, as part of the Company’s growth-through-acquisition strategy, the Company entered into purchase agreements to acquire the water or wastewater utility system assets of five municipalities, which will add approximately 7,200 customers in three of the states in which the Company operates, for a total combined purchase price in cash of $46,450. We plan to finance the purchase price of these acquisitions by the issuance of debt. The purchase prices for these acquisitions are subject to certain adjustments at closing, and the acquisitions are subject to regulatory approvals, including the final determination of the fair value of the rate base acquired. Closings for our remaining acquisitions (other than the Peoples Gas Acquisition), with the exception of DELCORA and East Norriton Township, are expected to occur in the fourth quarter of 2019 and the first quarter of 2020, respectively, subject to the timing of the individual regulatory approval processes.

Note 5 – Assets Held for Sale

In the fourth quarter of 2018, the Company decided to market for sale a water system in Virginia that serves approximately 500 customers. This water system was reported as assets held for sale in the Company’s consolidated balance sheet, and in April 2019, the Company completed the sale for proceeds of $1,882 and recognized a gain on sale of $403.

In the first quarter of 2017, the Company decided to market for sale a water system in Texas that serves approximately 265 customers. This water system is reported as assets held for sale in the Company’s consolidated balance sheet, and the sale is expected to close in the first half of 2020.

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

Common Stock / Tangible Equity Unit Issuances

On April 23, 2019, the Company issued $1,293,750, less expenses of $30,651, of its common stock and $690,000, less expenses of $16,358, of its tangible equity units (the “Units”), with a stated amount of $50 per unit. These issuances were part of the permanent financing to close the planned Peoples Gas Acquisition. The common stock was issued at $34.62 per share and thus the Private Placement noted above was priced at $34.62 per share.

Each Unit consists of a prepaid stock purchase contract and an amortizing note due April 30, 2022, each issued by the Company. Unless earlier settled or redeemed, each stock purchase contract will automatically settle on April 30, 2022 (subject to postponement in limited circumstances) for between 1.1790 and 1.4442 shares of the Company’s common stock, subject to adjustment, based upon the applicable market value of the common stock, as described in the final prospectus supplement relating to the Units. During the third quarter of 2019, 25,000 stock purchase contracts were early settled by the holders of the contracts, resulting in the issuance of 29,484 shares of the Company’s common stock. The amortizing notes have an initial principal amount of $8.62909, or $119,081 in aggregate, and bear interest at a rate of 3.00% per year, and pay equal quarterly cash installments of $0.75000 per amortizing note (except for the July 30, 2019 installment payment, which was $0.80833 per amortizing note), that will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate will be equivalent to 6.00% per year with respect to each $50 stated amount of the Units. The amortizing notes represent unsecured senior obligations of the Company.

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

The Company recorded the issuance of the purchase contract portion of the Units as additional paid-in-capital of $570,919, less allocable issuance costs of $13,530, in our financial statements. The Company recorded the amortizing notes portion of the Units of $119,081 as long-term debt and recorded allocable issuance costs of $2,828 as debt issuance costs.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Long-term Debt

On April 26, 2019, the Company issued $900,000 of long-term debt (the “Senior Notes”), less expenses of $7,931, of which $400,000 is due in 2029, and $500,000 is due in 2049 with interest rates of 3.566% and 4.276%, respectively.

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

On May 18, 2019, the Company redeemed $313,500 of the Company’s outstanding notes (the “Company Debt Refinancing”) that had maturities ranging from 2019-2037 and interest rates ranging from 3.57-5.83%. Additionally, the Company Debt Refinancing was subject to a make whole payment of $25,237, and $18,920 of this payment was expensed in the second quarter of 2019, and is presented in the consolidated statements of operations on the line item “loss on debt extinguishment.”  The balance of the payment, or $6,317, was deferred, as a regulatory asset, as it represents an amount by which the Company expects to receive prospective rate recovery.

If for any reason the Peoples Gas Acquisition is not consummated, the Company intends to use the net proceeds from the offerings of common stock, tangible equity units, and Senior Notes, after the special mandatory redemption noted above, for general corporate purposes, which may include the redemption of certain of the Company’s outstanding notes, repurchases of the Company’s common stock, debt repayment, capital expenditures, and investments.

In May 2019, Aqua Pennsylvania issued $125,000 of first mortgage bonds, of which $75,000 is due in 2049, $25,000 is due in 2054, and $25,000 is due in 2059 with interest rates of 4.02%, 4.07%, and 4.12%, respectively. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes. Additionally, in September 2019, Aqua Pennsylvania issued $175,000 of first mortgage bonds, of which $50,000 is due in 2054, $75,000 is due in 2058, and $50,000 is due in 2059 with interest rates of 4.09%, 4.13%, and 4.14%, respectively.

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

The following table provides a summary of the amounts recognized in earnings for our interest rate swap agreements:

		Amount of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,	Nine Months Ended September 30,
	Location of Gain (Loss) Recognized	2019	2019
Derivatives not designated as hedging instrument:
Interest rate swaps	Other income (expense)	$-	$(23,742)

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended September 30, 2019.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of September 30, 2019 and December 31, 2018, the carrying amount of the Company’s loans payable was $10,000 and $15,449, respectively, which equates to their estimated fair value. The fair value of the interest rate swap agreements was determined by discounting the future net cash flows utilizing level 2 methods and assumptions. As of December 31, 2018, the fair value of the Company’s interest rate swap agreements, which were settled in April 2019, represented a liability of $59,779. The fair value of cash and cash equivalents, which is comprised of uninvested cash and the proceeds from the April 2019 issuances of common stock, tangible equity units, and long-term debt for the planned Peoples Gas Acquisition, which are held in an interest-bearing account, is determined based on Level 1 methods and assumptions. As of September 30, 2019, and December 31, 2018, the carrying amounts of the Company's cash and cash equivalents was $2,030,568 and $3,627, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of September 30, 2019, and December 31, 2018, the carrying amount of these securities was $22,617 and $20,388, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

Unrealized gain and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net gain (loss) recognized during the period on equity securities	$2	$62	$195	$60
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$2	$62	$195	$60

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The net gain recognized on equity securities is presented on the consolidated statements of operations on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	September 30,	December 31,
	2019	2018
Carrying amount	$3,112,021	$2,563,660
Estimated fair value	3,285,337	2,588,086

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $104,393 as of September 30, 2019, and $93,343 as of December 31, 2018. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates. Portions of these non-interest-bearing instruments are payable annually through 2029 and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest-bearing feature.

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 9 – Net Income per Common Share

Basic net income per common share is based on the weighted average number of common shares outstanding and the minimum number of shares to be issued upon settlement of the stock purchase contracts issued under the tangible equity units. Diluted net income per common share is based on the weighted average number of common shares outstanding, potentially dilutive shares, and the expected number of shares to be issued upon settlement of the stock purchase contracts issued under the tangible equity units, based on the applicable market value of our common stock. The dilutive effect of employee stock-based compensation is included in the computation of diluted net income per common share. The dilutive effect of stock-based compensation is calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation. The treasury stock method assumes that the proceeds from stock-based compensation are used to purchase the Company’s common stock at the average market price during the period. The following table summarizes the shares, in thousands, used in computing basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Average common shares outstanding during the period for basic computation	232,053	177,923	209,971	177,876
Dilutive effect of tangible equity units	-	-	-	-
Dilutive effect of employee stock-based compensation	411	434	364	471
Average common shares outstanding during the period for diluted computation	232,464	178,357	210,335	178,347

For the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods. For the nine months ended September 30, 2018, employee stock options to purchase 8,596 shares of common stock were excluded from the calculation of diluted net income per share as the calculated cost to exercise the stock options was greater than the average market price of the Company’s common stock during this period.

For the three and nine months ended September 30, 2019, the average common shares outstanding during the periods for basic computation includes the weighted-average impact of 16,258,855 and 9,591,309 shares, respectively, based on the minimum number of shares of 16,240,275 to be issued in April 2022 upon settlement of the stock purchase contracts issued in April 2019 under the tangible equity units.

Note 10 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan, (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the Plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At September 30, 2019, 2,652,740 shares were still available for issuance under the 2009 Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock-based compensation within operations and maintenance expenses	$584	$1,087	$2,434	$3,286
Income tax benefit	166	303	682	917

The following table summarizes the PSU transactions for the nine months ended September 30, 2019:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	443,410	$27.20
Granted	-	-
Performance criteria adjustment	(66,658)	33.43
Forfeited	(9,130)	33.19
Share units issued	(89,324)	52.32
Nonvested share units at end of period	278,298	17.43

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the nine months ended September 30, 2018 was $37.42. The Company did not grant PSUs for the nine months ended September 30, 2019. The fair value of each PSU grant is amortized monthly into

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

compensation expense on a straight-line basis over their respective vesting periods, generally 36 months. The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock-based compensation within operations and maintenance expenses	$395	$493	$1,231	$1,199
Income tax benefit	112	140	348	341

The following table summarizes the RSU transactions for the nine months ended September 30, 2019:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	130,085	$33.13
Granted	55,686	36.01
Stock units vested and issued	(40,971)	32.89
Forfeited	(4,398)	35.26
Nonvested stock units at end of period	140,402	34.28

The per unit weighted-average fair value at the date of grant for RSUs granted during the nine months ended September 30, 2019 and 2018 was $36.01 and $35.15, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock-based compensation within operations and maintenance expenses	$637	$159	$1,625	$407
Income tax benefit	180	45	458	145

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

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the nine months ended September 30, 2019:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	422,972	$25.97
Granted	769,115	35.94
Forfeited	(34,158)	35.46
Expired / Cancelled	(2,185)	32.22
Exercised	(108,491)	15.99
Outstanding at end of period	1,047,253	$34.00	8.6	$11,337

Exercisable at end of period	175,279	$26.14	5.4	$3,275

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock-based compensation within operations and maintenance expenses	$158	$160	$540	$440
Income tax benefit	46	46	156	127

The following table summarizes stock award transactions for the nine months ended September 30, 2019:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	13,368	40.41
Vested	(13,368)	40.41
Nonvested stock awards at end of period	-	-

The per unit weighted-average fair value at the date of grant for stock awards granted during the nine months ended September 30, 2019 and 2018 was $40.41 and $35.34, respectively.

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

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$680	$812	$2,040	$2,436
Interest cost	2,954	2,874	8,862	8,622
Expected return on plan assets	(3,818)	(4,553)	(11,454)	(13,659)
Amortization of prior service cost	155	132	465	396
Amortization of actuarial loss	1,982	1,823	5,946	5,469
Net periodic benefit cost	$1,953	$1,088	$5,859	$3,264

	Other
	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$205	$262	$615	$786
Interest cost	750	708	2,250	2,124
Expected return on plan assets	(621)	(677)	(1,863)	(2,031)
Amortization of prior service cost	(116)	(127)	(348)	(381)
Amortization of actuarial loss	166	296	498	888
Net periodic benefit cost	$384	$462	$1,152	$1,386

The components of net periodic benefit cost other than service cost are presented on the consolidated statements of operations on the line item “Other.”

The Company made cash contributions of $8,442 to its Pension Plan during the first nine months of 2019, which completed the Company’s 2019 cash contributions.

Note 12 – Water and Wastewater Rates

In August 2018, the Company’s operating subsidiary in Pennsylvania filed for a base rate increase in water and wastewater rates for its customers. In May 2019 the Company received an order from the Pennsylvania Public Utility Commission, resulting in an increase of $47,000 in annual revenue, and new rates went into effect on May 24, 2019. The rates in effect at the time of the filing also included $29,493 in Distribution System Improvement Charges (“DSIC”), which was 7.5% above prior base

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

rates.  Consequently, the aggregate base rates increased by $76,493 since the last base rate increase and the DSIC was reset to zero.

In December 2018, the Company’s operating subsidiary in New Jersey filed for a base rate increase in water rates for its customers. In May 2019, the Company received an order from the New Jersey Board of Public Utilities, resulting in an increase of $5,000 in annual revenues, and new rates went into effect on June 1, 2019.

In addition to the Pennsylvania and New Jersey rate awards noted above, during the first nine months of 2019, the Company’s operating divisions in Ohio were granted base rate increases designed to increase total operating revenues on an annual basis by $974. Further, during the first nine months of 2019, the Company’s operating divisions in Illinois, North Carolina, Ohio, and Pennsylvania received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $4,531.

Note 13 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Property	$7,020	$7,019	$20,415	$20,542
Gross receipts, excise and franchise	3,423	3,940	10,181	10,994
Payroll	2,216	2,175	7,988	7,630
Regulatory assessments	718	747	2,213	2,001
Pumping fees	1,726	1,599	3,967	4,014
Other	98	84	274	179
Total taxes other than income	$15,201	$15,564	$45,038	$45,360

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

Two operating segments are included within the Other category below. These segments are not quantitatively significant and are comprised of Aqua Infrastructure and Aqua Resources. Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry. Aqua Resources manages a water system operating and maintenance contract, and offers, through a third-party, water and sewer service line protection solutions and repair services to households. In addition to these segments, Other is comprised of other business activities not included in the reportable segment,

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

including corporate costs that have not been allocated to the Regulated segment and intersegment eliminations. Corporate costs include general and administrative expenses, and interest expense.

The following table presents information about the Company’s reportable segment:

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$242,856	$770	$243,626	$225,361	$776	$226,137
Operations and maintenance expense	81,078	944	82,022	68,964	(340)	68,624
Depreciation	39,477	12	39,489	37,449	8	37,457
Amortization	304	140	444	136	63	199
Operating income (loss)	106,833	(363)	106,470	103,674	619	104,293
Interest expense	24,425	8,218	32,643	22,720	2,683	25,403
Interest income	17	9,663	9,680	31	13	44
Allowance for funds used during construction	4,613	-	4,613	3,066	-	3,066
Equity earnings in joint venture	-	135	135	-	215	215
Provision for income taxes (benefit)	(2,561)	1,008	(1,553)	4,347	(412)	3,935
Net income (loss)	88,888	(399)	88,489	80,126	(1,910)	78,216

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Regulated	Other	Consolidated	Regulated	Other	Consolidated
Operating revenues	$661,082	$2,568	$663,650	$629,692	$2,652	$632,344
Operations and maintenance expense	229,498	18,283	247,781	213,314	2,771	216,085
Depreciation	118,014	99	118,113	110,010	27	110,037
Amortization	(2,560)	420	(2,140)	327	151	478
Operating income (loss)	272,596	(17,738)	254,858	262,404	(2,020)	260,384
Interest expense	72,170	20,069	92,239	66,226	6,438	72,664
Interest income	37	18,080	18,117	73	38	111
Allowance for funds used during construction	12,280	-	12,280	8,510	-	8,510
Equity earnings in joint venture	-	1,918	1,918	-	1,508	1,508
Provision for income taxes (benefit)	291	(12,185)	(11,894)	3,557	(2,120)	1,437
Net income (loss)	210,285	(49,969)	160,316	202,030	(6,385)	195,645
Capital expenditures	401,558	-	401,558	343,219	-	343,219

	September 30,	December 31,
	2019	2018
Total assets:
Regulated	$7,238,003	$6,807,960
Other	2,102,967	156,536
Consolidated	$9,340,970	$6,964,496

Note 15 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of September 30, 2019, the aggregate amount of $19,681

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. While the final outcome of these loss contingencies cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. Further, the Company has insurance coverage for certain of these loss contingencies, and as of September 30, 2019, estimates that approximately $7,838 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

Although the results of legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $1,852 at September 30, 2019 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 16 – Income Taxes

During the nine months ended September 30, 2019, the Company’s Federal net operating loss (“NOL”) carryforward increased by $12,892. In addition, during the nine months ended September 30, 2019, the Company’s state NOL carryforward increased by $80,966. As of September 30, 2019, the balance of the Company’s Federal NOL was $23,727. The Company believes its Federal NOL carryforward is more likely than not to be recovered and requires no valuation allowance. As of September 30, 2019, the balance of the Company’s gross state NOL was $731,252, a portion of which is offset by a valuation allowance because the Company does not believe the state NOLs are more likely than not to be realized. The Company’s Federal and state NOL carryforwards begin to expire in 2032 and 2023, respectively. The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $68,923 and $85,645, respectively. The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions were $92,650 and $816,897 respectively. The Company records its unrecognized tax benefit as a decrease to its deferred income tax asset, which is netted against the deferred income tax liability.

As of September 30, 2019, the total gross unrecognized tax benefit was $17,383. As a result of the regulatory treatment afforded for qualifying infrastructure improvements in Pennsylvania, $28,886, if recognized, would affect the Company’s effective tax rate. At December 31, 2018, the Company had unrecognized tax benefits of $17,792.

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

As of December 31, 2017, the Company had provisionally estimated that $175,108 of deferred income tax liabilities for our Pennsylvania subsidiary, Aqua Pennsylvania, will be a regulatory liability as a result of the accounting effect of the Tax Cuts and Jobs Acts (the “TCJA”). In May 2018, the Pennsylvania Public Utility Commission (“PA PUC”) issued an order that set forth the requirements for utilities to either immediately initiate the refund or otherwise address the impacts of the TCJA in the utilities’ next rate case. Aqua Pennsylvania filed a base rate case in August 2018, during which it expected the PA PUC to address the effects of the TCJA within the base rate case filing. Additionally, the PA PUC ordered that all rates charged by utilities, including those billed by Aqua Pennsylvania since January 1, 2018, are temporary and subject to refund pending the outcome of its review of the effects of the TCJA within the next base rate case. In February 2019, Aqua Pennsylvania filed a settlement for this base rate case, and on March 11, 2019, the administrative law judges issued a recommended decision approving the settlement on March 11, 2019. In May 2019 a final order was issued from the PA PUC affirming the Company’s regulatory liability of $175,108 and authorizing the Company to implement an average rate assumption method to reduce the regulatory liability over the remaining book lives beginning in June 2019 to reflect the fact that the benefit from the excess accumulated deferred taxes is now reflected in base rates.

The Company’s accounting for income taxes on regulated operations is impacted by the FASB’s accounting guidance for regulated operations. Reductions in accumulated deferred income tax balances due to the reduction in the Federal corporate income tax rates to 21% under the provisions of the TCJA will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes related to certain accelerated tax depreciation deduction benefits are to be passed back to customers. Our state regulatory commissions have or are in the process of issuing procedural orders directing how the tax law changes are to be reflected in our utility customer rates.

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

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Components of lease expense were as follows:
Operating lease cost	$529	$1,634

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$338	$1,631

September 30,
2019
Supplemental balance sheet information related to leases was as follows:
Operating leases:
Operating lease right-of-use assets	$12,883

Other accrued liabilities	$1,183
Operating lease liabilities	11,700
Total operating lease liabilities	$12,883

September 30,
2019
Weighted average remaining lease term:
Operating leases	27 years

Weighted average discount rate:
Operating leases	4.09%

AQUA AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Maturities of operating lease liabilities and a reconciliation of the operating lease liabilities reported on our Consolidated Balance Sheets as of September 30, 2019 are as follows:

Operating Leases
2019	$285
2020	1,614
2021	1,375
2022	1,146
2023	771
Thereafter	16,430
Total operating lease payments	$21,621

Total operating lease payments	$21,621
Less operating lease liabilities	12,883
Present value adjustment	$8,738

The future annual minimum lease payments due for the Company’s leases as of December 31, 2018 were as follows:

2019	$2,221
2020	1,682
2021	1,443
2022	1,221
2023	848
Thereafter	16,170
Total	$23,585

Note 18 – Recent Accounting Pronouncements

Pronouncements to be adopted upon the effective date:

In August 2018, the FASB issued updated accounting guidance on accounting for cloud computing arrangements. The updated guidance requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. The guidance may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. The updated accounting guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Upon adoption, we do not believe the new guidance will have an impact on our consolidated financial statements.

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

In August 2018, the FASB issued updated accounting guidance, which modifies the disclosure requirements on fair value measurements. The modifications in this update eliminates, amends, and adds disclosure requirements for fair value measurements, which is expected to reduce costs for preparers while providing more decision-useful information for financial statement users. The updated accounting guidance is effective for fiscal years ending after December 15, 2019, with early adoption available. Upon adoption, we do not believe the new guidance will have an impact on our consolidated financial statements.

In June 2016, the FASB issued updated accounting guidance on accounting for impairments of financial instruments, including trade receivables, which requires companies to estimate expected credit losses on trade receivables over their contractual life. Historically, companies reserve for expected credit losses by applying historical loss percentages to respective aging categories. Under the updated accounting guidance, companies will use a forward-looking methodology that incorporates lifetime expected credit losses, which will result in an allowance for expected credit losses for receivables that are either current or not yet due, which historically have not been reserved for. The updated accounting guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption available. Upon adoption, we do not believe the new guidance will have an impact on our consolidated financial statements.

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

General Information

Aqua America, Inc. (“we”, “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water or wastewater services to what we estimate to be almost three million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, and Virginia. Our largest operating subsidiary, Aqua Pennsylvania, provides water or wastewater services to approximately one-half of the total number of people we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated utility subsidiaries provide similar services in seven other states. In addition, the Company’s market-based activities are conducted through Aqua Infrastructure, LLC and Aqua Resources, Inc. Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry. Aqua Resources manages a water system operating and maintenance contract, and offers, through a third-party, water and sewer service line protection solutions and repair services to households.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Aqua America, Inc., which prior to its name change in 2004 was known as Philadelphia Suburban Corporation, was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, formerly known as Philadelphia Suburban Water Company. In the early 1990s, we embarked on a growth-through-acquisition strategy focused on water and wastewater operations. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, and the acquisition of American Water Works Company, Inc.’s regulated operations in Ohio in 2012. Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and have extended our regulated operations from southeastern Pennsylvania to include operations in seven other states.   The Company seeks to acquire businesses in the U.S. regulated sector, which includes water and wastewater utilities and other regulated utilities, and to opportunistically pursue growth ventures in select market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated businesses. On October 22, 2018, the Company entered into an agreement to acquire from LDC Funding LLC, the parent company of PNG Companies, a natural gas distribution company consisting of Peoples Natural Gas Company LLC, Peoples Gas Company LLC, and Delta Natural Gas Company Inc., which upon closing, will expand the Company’s regulated utility business to include natural gas distribution.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes.

Financial Condition

During the first nine months of 2019, we incurred $401,558 of capital expenditures, expended $619 for the acquisition of water and wastewater utility systems, issued $1,267,918 of common stock, $673,642 of tangible equity units, $1,310,061 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments, including the extinguishment of long-term debt, of $888,951. The capital expenditures were related to new and replacement water mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements. The issuance of common stock, tangible equity units, and long-term debt was comprised principally of the permanent financing for our acquisition of Peoples and funds borrowed under our revolving credit facility.

Pursuant to the Company’s growth strategy, on October 22, 2018, the Company entered into a purchase agreement (the “Acquisition Agreement”) with LDC Parent LLC (“Seller”), to acquire its interests in LDC Funding LLC (“LDC”). LDC is the parent of LDC Holdings LLC (“LDC Holdings”), and LDC Holdings is the parent of five natural gas utility companies, which includes Peoples Natural Gas Company, Peoples Gas Company, and Delta Natural Gas Company as well as other operating subsidiaries. This acquisition is referred to as the “Peoples Gas Acquisition,” and collectively these businesses are referred to as “Peoples.” Peoples is headquartered in Pittsburgh, Pennsylvania, and serves approximately 740,000 gas utility customers in western Pennsylvania, West Virginia, and Kentucky. At the closing of the Peoples Gas Acquisition, the Company will pay $4,275,000 in cash subject to adjustments for working capital, certain capital expenditures, transaction expenses and closing

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

indebtedness as set forth in the Acquisition Agreement. The Company expects to assume approximately $1,432,000 of Peoples’ indebtedness upon closing of the Peoples Gas Acquisition, which would reduce the cash purchase price by approximately $1,432,000.

On October 22, 2018, the Company obtained a commitment (the “Bridge Commitment”) from certain banks to provide senior unsecured bridge loans in an aggregate amount of up to $5,100,000 to, among other things, backstop the Peoples Gas Acquisition purchase price and refinancing of certain debt of the Company and Peoples. On March 29, 2019, the Company entered into a Stock Purchase Agreement to issue shares of common stock in a private placement to fund a portion of the Peoples Gas Acquisition. We expect the private placement to close concurrently with the consummation of the Peoples Gas Acquisition. The gross proceeds of the Stock Purchase Agreement are expected to amount to approximately $750,000. Further, on April 18, 2019, the Company issued $1,293,750 of its common stock and $690,000 of its tangible equity units, with a stated amount of $50 per unit, and on April 26, 2019, the Company issued $900,000 of senior notes. As of September 30, 2019, the Company has terminated $4,350,000 of commitments under the Bridge Commitment. The remaining balance available under the Bridge Commitment is $750,000. Refer to Note 6 – Capitalization to the consolidated financial statements for further information on these financings.

On May 18, 2019, the Company redeemed $313,500 of the Company’s outstanding notes that had maturities ranging from 2019-2037 and interest rates ranging from 3.57-5.83%. Additionally, the redemption of senior unsecured notes was subject to a make whole payment of $25,237, and $18,920 of this payment was expensed and is presented in the consolidated statements of operations on the line item “loss on debt extinguishment.”  The balance of the payment, or $6,317, was deferred as it represents an amount by which the Company expects to receive prospective rate recovery.

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

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The Peoples Gas Acquisition is subject to certain other adjustments at closing and is subject to regulatory approval by the Pennsylvania Public Utility Commission (the “PaPUC”), and other customary closing conditions set forth in the Acquisition Agreement. Approval from the United States Federal Trade Commission was obtained in December 2018, and approvals from the public utility commissions of Kentucky and West Virginia were obtained in March 2019 and April 2019, respectively. On June 11, 2019, we filed a settlement agreement with the PaPUC, and all but two of the intervenors to the case have entered into or chosen not to oppose the settlement agreement. In October 2019, we received the decision of the Administrative Law Judge with respect to the PaPUC’s review of the Peoples Gas Acquisition who recommended that the PaPUC issue all approvals as are necessary for the Company to carry out the Peoples Gas Acquisition. The Peoples Gas Acquisition is expected to close in late 2019 or early 2020 once regulatory approval is obtained from the PaPUC, and closing conditions are met, and it is anticipated that this acquisition will result in the recording of goodwill. In the event that the Acquisition Agreement is terminated due to certain breaches by the Company, a fee of $120,000 would be payable to the Seller as a reverse termination fee.

At September 30, 2019, we had $2,030,568 of cash and cash equivalents compared to $3,627 at December 31, 2018. The cash and cash equivalents balance at September 30, 2019 includes $1,968,123 of proceeds from the April 2019 financings held in an interest-bearing account to fund the Peoples acquisition. During the first nine months of 2019, we used the proceeds from the issuance of common stock, tangible equity units, long-term debt, and internally generated funds to fund the cash requirements discussed above, deposit financing proceeds into an interest-bearing account, and to pay dividends.

At September 30, 2019, our $550,000 unsecured revolving credit facility, which expires in December 2023, had $532,362 available for borrowing. Additionally, at September 30, 2019, we had short-term lines of credit of $135,500, of which $125,500 was available for borrowing. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of September 30, 2019, $90,000 was available for borrowing. Our short-term lines of credit of $135,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

As a result of the proceeds raised from the April 2019 financings that are being held for funding the Peoples acquisition the Company has a positive working capital position as of September 30, 2019.  However, historically, the Company’s consolidated balance sheet has had a negative working capital position whereby our current liabilities routinely exceed our current assets. Management believes that internally generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt, common equity, and tangible equity units will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements for at least the next twelve months.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Analysis of Third Quarter of 2019 Compared to Third Quarter of 2018

Revenues increased by $17,489 or 7.7%, primarily due to:

•an increase in water and wastewater rates, net of infrastructure rehabilitation surcharges, of $15,728; and

•additional water and wastewater revenues of $1,901 associated with a larger customer base due to organic growth and utility acquisitions, and other growth ventures;

•offset by a decrease in water and wastewater revenues of $353 as a result of an advisory for some of our customers served by our Illinois subsidiary. We expect this decrease in revenues to continue into the fourth quarter of 2019.

Operations and maintenance expenses increased by $13,398 or 19.5%, primarily due to:

•the prior year effect of a favorable reduction to a regulatory liability of $3,899;

•transaction expenses of $2,496 for our planned Peoples Gas Acquisition, primarily representing expenses associated with obtaining regulatory approvals, investment banking fees, including bridge financing, legal expenses, and integration planning;

•expenses of $2,284 associated with remediating an advisory for some of our customers served by our Illinois subsidiary. We expect that the expenses associated with remediating the advisory to continue in the fourth quarter of 2019;

•the prior year effect of the write-off of a reserve of $880 for the sale of a water system;

•additional operating costs associated with acquired utility systems and pending acquisitions of utility systems of $684; and

•an increase in postretirement benefits of $572.

Depreciation expense increased by $2,032 or 5.4%, primarily due to the utility plant placed in service since September 30, 2018.

Interest expense increased by $7,240 or 28.5%, primarily due to the following items:

•pre-acquisition interest expense of $4,757 from the issuance of $900,000 long-term debt and $119,081 of amortizing notes in April 2019 partially for the planned Peoples Gas Acquisition; and

•an increase in average borrowings.

Interest income increased by $9,636 primarily due to interest income of $9,071 earned on the proceeds from our April 2019 equity offerings.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Allowance for funds used during construction (“AFUDC”) increased by $1,547, due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, and an increase in the AFUDC rate as a result of an increase in the amount of AFUDC related to equity.

Other increased by $1,169 primarily due to an increase in the non-service cost components of our net benefit cost for pension benefits.

Our effective income tax rate was -1.8% in the third quarter of 2019 and 4.8% in the third quarter of 2018. The Company’s provision for income taxes represents an income tax benefit due to the effects of tax deductions recognized for certain qualifying infrastructure improvements for Aqua Pennsylvania and the amortization of certain tax benefits associated with the Tax Cuts and Jobs Act.

Net income increased by $10,273 or 13.1%, primarily as a result of the factors described above.

Analysis of First Nine Months of 2019 Compared to First Nine Months of 2018

Revenues increased by $31,306 or 5.0%, primarily due to:

•an increase in water and wastewater rates, net of infrastructure rehabilitation surcharges, of $25,464; and

•additional water and wastewater revenues of $9,964 associated with a larger customer base due to organic growth and utility acquisitions, and other growth ventures;

•offset by a decrease in water and wastewater revenues of $1,118 as a result of an advisory for some of our customers served by our Illinois subsidiary. We expect this decrease in revenues to continue into the fourth quarter of 2019; and

•a decrease in customer water consumption.

Operations and maintenance expenses increased by $31,696 or 14.7%, primarily due to:

•transaction expenses of $21,886 for our planned Peoples Gas Acquisition, primarily representing expenses associated with obtaining regulatory approvals, investment banking fees, including bridge financing, legal expenses, and integration planning;

•the prior year effect of a favorable reduction to a regulatory liability of $3,899;

•expenses of $3,271 associated with remediating an advisory for some of our customers served by our Illinois subsidiary. We expect that the expenses associated with remediating the advisory to continue in the fourth quarter of 2019;

•additional operating costs associated with acquired utility systems and pending acquisitions of utility systems of $3,017; and

•the prior year effect of the write-off of a reserve of $880 for the sale of a water system;

•offset by a decrease in insurance expenses of $1,611 due to lower claims.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Depreciation expense increased by $8,076 or 7.3%, primarily due to the utility plant placed in service since September 30, 2018.

Amortization expense decreased by $2,618 primarily due to the favorable effects of a one-time adjustment recorded in the second quarter of 2019 resulting from a rate order received for our Pennsylvania subsidiary.

Interest expense increased by $19,575 or 26.9%, primarily due to the following items:

•pre-acquisition interest expense of $9,107 from the issuance of $900,000 long-term debt and $119,081 of amortizing notes in April 2019 partially for the planned Peoples Gas Acquisition;

•an increase in average borrowings; and

•overlapping interest expense incurred in the second quarter of 2019 of $448 associated with $313,500 of existing debt that was subsequently refinanced in May 2019 after receipt of the proceeds from the April 2019 issuance of $900,000 of long-term debt.

Interest income increased by $18,006 primarily due to interest income of $16,479 earned on the proceeds from our April 2019 equity offerings.

Allowance for funds used during construction (“AFUDC”) increased by $3,770, due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, and an increase in the AFUDC rate as a result of an increase in the amount of AFUDC related to equity.

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

The loss on debt extinguishment of $18,920 results from the extinguishment of $313,500 of existing debt that was refinanced in May 2019.

Equity earnings in joint venture increased by $410 due to an increase in the sale of raw water to firms in the natural gas drilling industry.

Other increased by $2,928 primarily due to an increase in the non-service cost components of our net benefit cost for pension benefits.

AQUA AMERICA, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Our effective income tax rate was -8.0% during the first nine months of 2019 and 0.7% during the first nine months of 2018. The Company’s provision for income taxes represents an income tax benefit due to the effects of the change in the fair value of the interest rate swap agreement noted above of $23,742, the loss on debt extinguishment of $18,920 noted above, tax deductions recognized for certain qualifying infrastructure improvements for Aqua Pennsylvania, and the amortization of certain tax benefits associated with the Tax Cuts and Jobs Act. Our effective income tax rate decreased due to the decrease in our income before income taxes of $48,660, which results primarily from the change in fair value of interest rate swap agreements, transaction expenses for our planned acquisition of Peoples, and the loss on debt extinguishment discussed above.

Net income decreased by $35,329 or 18.1%, primarily as a result of the factors described above.

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

Depending on the nature of the water contamination, we may have to interrupt the use of that water supply until we are able to substitute, where feasible, the flow of water from an uncontaminated water source, including if practicable, the purchase of water from other suppliers, or continue the water supply under restrictions on use for drinking or broader restrictions against all use except for basic sanitation and essential fire protection. We may incur significant costs, including, but not limited to, costs for water quality testing and monitoring, do not consume expenses and loss of revenue, treatment of the contaminated source through modification of our current treatment facilities or development of new treatment methods, the purchase of alternative water supplies, or litigation related matters, including governmental enforcement actions. In addition, the costs we could incur to decontaminate a water source or our water distribution system and dispose of waste could also be significant. The costs resulting from the contamination may not be recoverable in rates we charge our customer, or may not be recoverable in a timely manner. Further, we may incur a loss of revenue in the event we elect to waive customer’s water and wastewater charges. If we are unable to adequately treat the contaminated water supply or substitute a water supply from an uncontaminated water source in a timely or cost-effective manner, there may be an adverse effect on our business, reputation, financial condition, and results of operations. We could also be subject to:

•claims for consequences arising out of human exposure to contamination and/or hazardous substances in our water supplies, including toxic torts;

•claims for other environmental damage;

•claims for customers’ business interruption as a result of an interruption in water service;

•claims for breach of contract;

•criminal enforcement actions;

•regulatory fines; or

•other claims.

We incur substantial costs on an ongoing basis to comply with all laws and regulations. New or stricter laws and/or regulations could increase our costs. Although we may seek to recover these costs through an increase in customer rates, there is no guarantee that the various state regulators would approve such an increase.

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

We may incur costs to defend our position and/or incur reputational damage even if we are not liable for consequences arising out of human exposure to contamination and/or hazardous substances in our water supplies, other environmental damage, or our customers’ business interruption. Our insurance policies may not be sufficient to cover the costs of our defense or, in the event we are liable, these claims, and losses incurred may make it difficult for us to secure insurance in the future at acceptable rates. Such claims or actions could harm our business, reputation, financial condition, and results of operations.

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

The Company has incurred significant additional indebtedness to finance the proposed Peoples Gas Acquisition and to fund the debt refinancing of the Company’s outstanding debt (the “Company Debt Refinancing”). Additionally, in connection with the proposed Peoples Gas Acquisition, the Company currently intends to assume approximately $1,432 million of Peoples’ indebtedness. The increase in the Company’s debt service obligations resulting from additional indebtedness could have a material adverse effect on the results of operations, financial condition and prospects of the combined company.

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

The increased indebtedness in connection with the proposed Peoples Gas Acquisition could cause us to place more reliance on cash flow from operations to pay principal and interest on debt and to satisfy our other obligations. Based on the current and expected results of operations and financial condition of the Company and the financing structure for the Peoples Gas Acquisition, the Company believes that its cash flow from operations, together with the proceeds from borrowings, and issuances of equity and debt securities in the capital markets will generate sufficient cash on a consolidated basis to make all of the principal and interest payments when such payments are due under the Company’s and its current subsidiaries’ existing credit facilities, indentures and other instruments governing their outstanding indebtedness, including the indebtedness incurred to fund the Peoples Gas Acquisition and the Company Debt Refinancing, and under the indebtedness of Peoples anticipated to be assumed as a result of the Peoples Gas Acquisition. However, the Company’s expectation is based upon numerous estimates and assumptions and is subject to numerous uncertainties. Additionally, LDC and its subsidiaries will not guarantee any indebtedness of the Company or any of its other subsidiaries, nor will any of them have any obligation to provide funds (nor will we have any ability to require them to provide funds), whether in the form of dividends, loans or otherwise, to enable the Company to pay dividends on its common stock or to enable the Company and its other subsidiaries to make required debt service payments or meet its other cash needs. As a result, the Company has substantially increased its debt services obligations, which may increase further, in anticipation of the Peoples Gas Acquisition without any assurance that the Company will receive any cash from LDC or any of its subsidiaries to assist the Company in servicing its indebtedness, paying dividends on its common stock or meetings its other cash needs.

The price of our common stock may be volatile. This volatility may affect the price at which you could sell our common stock, and the sale or resale of substantial amounts of our common stock could adversely affect the market price of our common stock.

The sale or issuance of substantial amounts of our common stock, or the perception that additional sales or issuances could occur, could adversely affect the market price of our common stock, even if the business is doing well. In addition, the availability for sale of substantial amounts of our common stock could adversely impact its market price. Shares of our common stock will also be issuable upon settlement or redemption of the purchase contracts and the number of shares may be substantial. The settlement rates for the purchase contracts will be subject to certain anti-dilution adjustments that could increase, potentially significantly, the number of shares of our common stock issuable upon such settlement or redemption. Any of the foregoing may also impair our ability to raise additional capital through the sale of our equity securities.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended September 30, 2019:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
July 1 - 31, 2019	189	$40.89	-	-
August 1 -31, 2019	-	$-	-	-
September 1 - 30, 2019	-	$-	-	-
Total	189	$40.89	-	-

(1) These amounts represent shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation.

Item 6 – Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

November 5, 2019

Aqua America, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer