Form 10-Q
period 2020-03-31
Essential Utilities, Inc.
filed 2020-05-08
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.50 par value	WTRG	New York Stock Exchange
6.00% Tangible Equity Units	WTRU	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 27, 2020: 245,041,284

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Assets	2020	2019
Property, plant and equipment, at cost	$10,795,110	$8,201,936
Less: accumulated depreciation	1,905,274	1,856,146
Net property, plant and equipment	8,889,836	6,345,790

Current assets:
Cash and cash equivalents	31,848	1,868,922
Accounts receivable, net	179,572	67,137
Unbilled revenues	83,979	40,483
Inventory - materials and supplies	22,224	18,379
Inventory - gas stored	11,693	-
Prepayments and other current assets	32,024	16,259
Regulatory assets	5,110	2,389
Assets held for sale	1,558	1,558
Total current assets	368,008	2,015,127

Regulatory assets	1,186,102	875,743
Deferred charges and other assets, net	61,754	42,652
Investment in joint venture	5,473	5,984
Funds restricted for construction activity	1,223	-
Goodwill	2,351,526	63,822
Operating lease right-of-use assets	65,064	12,867
Total assets	$12,928,986	$9,361,985

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Liabilities and Equity	2020	2019
Stockholders' equity:
Common stock at $0.50 par value, authorized 300,000,000 shares, issued 248,234,603 and 223,871,284 as of March 31, 2020 and December 31, 2019	$124,117	$111,935
Capital in excess of par value	3,361,586	2,636,555
Retained earnings	1,209,501	1,210,072
Treasury stock, at cost, 3,194,287 and 3,112,565 shares as of March 31, 2020 and December 31, 2019	(82,041)	(77,702)
Total stockholders' equity	4,613,163	3,880,860

Long-term debt, excluding current portion	4,757,427	2,972,349
Less: debt issuance costs	28,393	29,022
Long-term debt, excluding current portion, net of debt issuance costs	4,729,034	2,943,327
Commitments and contingencies (See Note 15)

Current liabilities:
Current portion of long-term debt	115,011	105,051
Loans payable	381,005	25,724
Accounts payable	115,611	74,919
Book overdraft	-	10,944
Accrued interest	51,871	29,818
Accrued taxes	41,876	22,775
Regulatory liabilities	31,663	4,612
Other accrued liabilities	90,337	49,618
Total current liabilities	827,374	323,461

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,192,900	936,158
Customers' advances for construction	99,447	95,556
Regulatory liabilities	640,503	512,987
Asset retirement obligations	49,272	-
Operating lease liabilities	60,970	11,645
Pension and other postretirement benefit liabilities	110,018	69,406
Other	48,864	33,059
Total deferred credits and other liabilities	2,201,974	1,658,811

Contributions in aid of construction	557,441	555,526
Total liabilities and equity	$12,928,986	$9,361,985

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
Operating revenues	$255,585	$201,132

Operating expenses:
Operations and maintenance	106,637	79,314
Purchased gas	12,770	-
Depreciation	45,566	39,074
Amortization	679	336
Taxes other than income taxes	16,436	14,969
Total operating expenses	182,088	133,693

Operating income	73,497	67,439

Other expense (income):
Interest expense	35,122	27,869
Interest income	(5,035)	(19)
Allowance for funds used during construction	(2,948)	(4,056)
Change in fair value of interest rate swap agreements	-	34,782
Gain on sale of other assets	(105)	(220)
Equity loss (earnings) in joint venture	127	(543)
Other	1,679	872
Income before income taxes	44,657	8,754
Provision for income tax benefit	(7,124)	(8,170)
Net income	$51,781	$16,924

Comprehensive income	$51,781	$16,924

Net income per common share:
Basic	$0.22	$0.09
Diluted	$0.20	$0.09

Average common shares outstanding during the period:
Basic	236,122	178,213
Diluted	255,054	178,552

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		March 31,	December 31,
		2020	2019
Stockholders' equity:
Common stock, $0.50 par value		$124,117	$111,935
Capital in excess of par value		3,361,586	2,636,555
Retained earnings		1,209,501	1,210,072
Treasury stock, at cost		(82,041)	(77,702)
Total stockholders' equity		4,613,163	3,880,860

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	3,225	3,474
1.00% to 1.99%	2020 to 2039	10,682	10,733
2.00% to 2.99%	2022 to 2033	117,667	15,674
3.00% to 3.99%	2020 to 2056	1,148,133	655,685
4.00% to 4.99%	2020 to 2059	1,419,071	1,054,791
5.00% to 5.99%	2028 to 2043	65,852	60,683
6.00% to 6.99%	2022 to 2036	35,410	31,000
7.00% to 7.99%	2022 to 2027	30,540	30,751
8.00% to 8.99%	2021 to 2025	4,880	5,026
9.00% to 9.99%	2020 to 2026	19,300	19,300
		2,854,760	1,887,117

Notes payable to bank under revolving credit agreement, variable rate, due 2023		802,000	-
Unsecured notes payable:
Bank note at 3.50% due 2020		50,000	50,000
Amortizing notes at 3.00% due 2022		89,751	99,356
Notes ranging from 3.01% to 3.59% due 2029 through 2041		525,000	490,000
Notes at 4.28%, due 2049		500,000	500,000
Notes ranging from 5.64% to 5.95%, due 2020 through 2034		50,927	50,927
		4,872,438	3,077,400

Current portion of long-term debt		115,011	105,051
Long-term debt, excluding current portion		4,757,427	2,972,349
Less: debt issuance costs		28,393	29,022
Long-term debt, excluding current portion, net of debt issuance costs		4,729,034	2,943,327

Total capitalization		$9,342,197	$6,824,187

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2019	$111,935	$2,636,555	$1,210,072	$(77,702)	$3,880,860
Net income	-	-	51,781	-	51,781
Dividends declared ($0.2343 per share)	-	-	(52,205)	-	(52,205)
Issuance of common stock from private placement (21,661,095 shares)	10,831	719,304	-	-	730,135
Issuance of common stock from stock purchase contracts (2,335,654 shares)	1,168	(1,168)	-	-	-
Issuance of common stock under dividend reinvestment plan (86,969 shares)	43	4,019	-	-	4,062
Repurchase of stock (81,722 shares)	-	-	-	(4,339)	(4,339)
Equity compensation plan (223,495 shares)	112	(112)	-	-	-
Exercise of stock options (56,106 shares)	28	922	-	-	950
Stock-based compensation	-	2,072	(147)	-	1,925
Other	-	(6)	-	-	(6)
Balance at March 31, 2020	$124,117	$3,361,586	$1,209,501	$(82,041)	$4,613,163

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2018	$90,576	$820,378	$1,174,245	$(75,835)	$2,009,364
Net income	-	-	16,924	-	16,924
Dividends declared ($0.2190 per share)	-	-	(39,014)	-	(39,014)
Issuance of common stock under dividend reinvestment plan (117,845 shares)	59	3,976	-	-	4,035
Repurchase of stock (52,124 shares)	-	-	-	(1,857)	(1,857)
Equity compensation plan (134,257 shares)	67	(67)	-	-	-
Exercise of stock options (77,479 shares)	39	1,136	-	-	1,175
Stock-based compensation	-	1,929	42	-	1,971
Other	-	(13)	-	-	(13)
Balance at March 31, 2019	$90,741	$827,339	$1,152,197	$(77,692)	$1,992,585

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$51,781	$16,924
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	46,245	39,410
Deferred income taxes	(18,701)	(8,852)
Provision for doubtful accounts	2,204	803
Stock-based compensation	1,688	1,930
Gain on sale of other assets	(105)	(220)
Interest rate swap agreements	-	34,782
Net change in receivables, inventory and prepayments	22,921	2,263
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(7,531)	(3,402)
Pension and other postretirement benefits contributions	(36)	(3,947)
Other	(2,945)	(404)
Net cash flows from operating activities	95,521	79,287
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $873 and $1,030	(118,734)	(133,792)
Acquisitions of utility systems, net	(3,446,056)	(469)
Net proceeds from the sale of other assets	160	242
Other	28	462
Net cash flows used in investing activities	(3,564,602)	(133,557)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	1,462	1,858
Repayments of customers' advances	(1,065)	(765)
Net proceeds of short-term debt	174,281	17,114
Proceeds from long-term debt	801,184	117,995
Repayments of long-term debt	(11,509)	(41,976)
Change in cash overdraft position	(10,943)	(3,856)
Issuance of common stock under dividend reinvestment plan	4,062	4,035
Issuance of common stock from private placement	730,135	-
Proceeds from exercised stock options	950	1,175
Repurchase of common stock	(4,339)	(1,857)
Dividends paid on common stock	(52,205)	(39,014)
Other	(6)	(13)
Net cash flows from financing activities	1,632,007	54,696
Net change in cash and cash equivalents	(1,837,074)	426
Cash and cash equivalents at beginning of period	1,868,922	3,627
Cash and cash equivalents at end of period	$31,848	$4,053

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$55,881	$42,594
Non-cash customer advances and contributions in aid of construction	8,637	17,331

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

On March 16, 2020 we completed the acquisition of Peoples Natural Gas (the “Peoples Gas Acquisition”), which expanded the Company’s regulated utility business to include natural gas distribution, serving approximately 747,000 natural gas utility customers in western Pennsylvania, West Virginia, and Kentucky. The results of Peoples Natural Gas (“Peoples”) are included in our unaudited Consolidated Financial Statements since the date of the acquisition. See Note 3 – Acquisitions for further information and Note 14 – Segment Information for information on our reportable segments.

The accompanying consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (the “Company”, “we”, “us” or “our”) at March 31, 2020, the consolidated statements of operations and comprehensive income for the three months ended March 31, 2020 and 2019, the consolidated statements of cash flow for the three months ended March 31, 2020 and 2019, and the consolidated statements of equity for the three months ended March 31, 2020 and 2019 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present a fair statement of its consolidated financial position, consolidated changes in equity, consolidated results of operations, and consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. The December 31, 2019 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2019 audited consolidated financial statements but does not include all disclosures and notes normally provided in annual financial statements. The following prior period amounts have been reclassified to conform to the current period presentation:

•In the consolidated balance sheet the presentation of:

othe current portion of regulatory assets and liabilities

opension and other postretirement liabilities, which was formerly presented in non-current liabilities within other

•In the consolidated statements of operations and comprehensive income the presentation of interest expense and interest income, which was formerly presented as interest expense, net.

The preparation of financial statements often requires the selection of specific accounting methods and policies. Further, significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in its consolidated balance sheets, the revenues and expenses in its consolidated statements of operations and comprehensive income, and the information that is contained in its summary of significant accounting policies and notes to consolidated financial statements. Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time. Accordingly, actual amounts or future results can differ materially from those estimates that the Company includes currently in its consolidated financial statements, summary of significant accounting policies, and notes.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The current novel coronavirus (“COVID-19”) pandemic has caused significant social and economic restrictions that have been imposed in the United States and abroad, which has resulted in significant volatility in the global economy and led to reduced economic activity. In the preparation of these financial statements and related disclosures, we have assessed the impact that COVID-19 has had on our estimates, assumptions, forecasts, and accounting policies. Because of the essential nature of our business, we do not believe the COVID-19 pandemic had a material impact on our estimates, assumptions and forecasts used in the preparation of our first quarter financial statements, although we continue to monitor this closely. As the COVID-19 situation is unprecedented and ever evolving, future events and effects related to COVID-19 cannot be determined with precision, and actual results could significantly differ from our estimates or forecasts. Refer to Recent Developments – COVID-19 within Part I Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

There have been no changes to the summary of significant accounting policies previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, other than as described below as a result of the completion of the Peoples Gas Acquisition:

•Inventories: The Company accounts for gas in storage inventory using the weighted average cost of gas method.

•Derivative Instruments: The Company utilizes requirements contracts, spot purchase contracts and underground storage to meet regulated customers’ natural gas requirements that may have fixed or variable pricing. The variable price contracts qualify as derivative instruments; however, because the contract price is the prevailing price at the future transaction date the contract has no determinable fair value. The fixed price contracts and firm commitments to purchase a fixed quantity of gas in the future qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business and, as such, are accounted for under the accrual basis and are not recorded at fair value in the Company’s consolidated financial statements.

•Asset Retirement Obligations: The Company recognizes asset retirement obligations associated with interim retirements of natural gas gathering, transmission, distribution, production wells, and storage pipeline components at fair value, as incurred, or when sufficient information becomes available to determine a reasonable estimate of the fair value of the retirement activities to be performed. These amounts are capitalized as costs of the related tangible long-lived assets. Since relevant market information is not available, the Company estimates fair value using discounted cash flow analyses. As the Company is able to recover the cost to retire assets through rates, the Company reports the unrecovered accretion of the asset retirement obligations due to the passage of time and the depreciation of the asset retirement costs as a regulatory asset.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	March 31, 2020				March 31, 2019
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$127,014	$22,614	$22,900	$-	$114,047	$19,947	$-
Commercial	35,300	4,451	3,929	-	30,291	3,566	-
Fire protection	8,646	-	-	-	8,078	-	-
Industrial	6,942	446	433	-	6,865	481	-
Gas transportation	-	-	9,469	-	-	-	-
Other water	7,159	-	-	-	12,808	-	-
Other wastewater	-	724	-	-	-	1,396	-
Other utility	-	-	1,731	3,204	-	-	2,890
Revenues from contracts with customers	185,061	28,235	38,462	3,204	172,089	25,390	2,890
Alternative revenue program	(281)	(22)	82	-	(36)	(113)	-
Other and eliminations	-	-	-	844	-	-	912
Consolidated	$184,780	$28,213	$38,544	$4,048	$172,053	$25,277	$3,802

On March 16, 2020, the Company completed the Peoples Gas Acquisition, which expanded the Company’s regulated utility business, to include natural gas distribution. The natural gas revenues of Peoples are included for the period since the date of the acquisition.

Revenues from Contracts with Customers – These revenues are composed of four main categories: water, wastewater, natural gas, and other. Water revenues represent revenues earned for supplying customers with water service. Wastewater revenues represent revenues earned for treating wastewater and releasing it into the environment. Natural gas revenues represent revenues earned for the delivery of natural gas to customers. Other revenues are associated fees that relate to our utility businesses but are not water, wastewater, or natural gas revenues. Refer to the description below for a discussion of the performance obligation for each of these revenue streams.

Tariff Revenues – These revenues are categorized by customer class: residential, commercial, fire protection, industrial, gas transportation, and other water and other wastewater. The rates that generate these revenues are approved by the respective state utility commission, and revenues are billed cyclically and accrued for when unbilled. Other water and other wastewater revenues consist primarily of fines, penalties, surcharges, and availability lot fees. Our performance obligation for tariff revenues is to provide potable water, wastewater treatment service, or delivery of natural gas to customers. This performance obligation is satisfied over time as the services are rendered. The amounts that the Company has a right to invoice for tariff revenues reflect the right to consideration from the customers in an amount that corresponds directly with the value transferred to the customer for the performance completed to date.

Other Utility Revenues – Other utility revenues represent revenues earned primarily from: antenna revenues, which represent fees received from telecommunication operators that have put cellular antennas on our water towers; operation and maintenance and billing contracts, which represent fees earned from municipalities for our operation of their water or wastewater treatment services or performing billing services; fees earned from developers for accessing our water mains; miscellaneous

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

service revenue from gas distribution operations; gas processing and handling revenue; sales of natural gas at market-based rates and contracted fixed prices; sales of gas purchased from third parties; and other gas marketing activities. The performance obligations vary for these revenues, but all are primarily recognized over time as the service is delivered.

Alternative Revenue Program:

•Water / Wastewater Revenues: These revenues represent the difference between the actual billed utility water and wastewater revenues for Aqua Illinois and the revenues set in the last Aqua Illinois rate case. We recognize revenues based on the target amount established in the last rate case, and then record either a regulatory asset or liability based on the cumulative annual difference between the target and actual, which results in either a refund due to customers or a payment from customers. The cumulative annual difference is either refunded to customers or collected from customers over a nine-month period.

•Natural Gas Revenues: These revenues represent the weather-normalization adjustment (“WNA”) mechanism in place for our natural gas customers served in Kentucky. The WNA serves to minimize the effects of weather on the Company’s gross margin for its residential and small commercial natural gas customers. This regulatory mechanism adjusts revenues earned for the variance between actual and normal weather and can have either positive (warmer than normal) or negative (colder than normal) effects on revenues. Customer bills are adjusted in the December through April billing months, with rates adjusted for the difference between actual revenues and revenues calculated under this mechanism billed to the customers.

These revenue programs represent a contract between the utility and its regulators, not customers, and therefore are not within the scope of the Financial Accounting Standards Board’s (“FASB”) accounting guidance for recognizing revenue from contracts with customers.

Other and Eliminations – Other and eliminations consist of our market-based revenues, which comprises Aqua Infrastructure and Aqua Resources (described below) and intercompany eliminations for revenue billed between our subsidiaries.

Aqua Infrastructure is the holding company for our 49% investment in a joint venture that operates a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale of north central Pennsylvania. The joint venture earns revenues through providing non-utility raw water supply services to natural gas drilling companies that enter into water supply contracts. The performance obligation is to deliver non-potable water to the joint venture’s customers. Aqua Infrastructure’s share of the revenues recognized by the joint venture is reflected, net, in equity earnings in joint venture on our consolidated statements of operations and comprehensive income.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 3 – Acquisitions

Peoples Gas Acquisition

On March 16, 2020 (the “Closing Date”), the Company completed the Peoples Gas Acquisition and paid cash consideration of $3,465,344, which is subject to adjustment upon completion of a closing balance sheet and the finalization of other adjustments that may occur over the next several months. Peoples is headquartered in Pittsburgh, Pennsylvania and serves approximately 747,000 natural gas utility customers in western Pennsylvania, West Virginia, and Kentucky. The estimated purchase price paid by the Company was determined as follows:

Base purchase price	$4,275,000
Adjustments:
Estimated change in working capital	43,935
Certain estimated capital expenditures	247,500
Assumption of indebtedness	(1,101,091)
Cash consideration	$3,465,344

The assumption of $1,101,091 of indebtedness as of the closing date, consisted of $920,091 of senior notes and $181,000 of short-term debt. The acquisition was financed through a series of financing transactions which included the issuance of common stock from a public offering and a private placement, a tangible equity unit offering, and short and long-term debt. Refer to Note 6 – Capitalization for further information on these financings.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company accounted for the Peoples Gas Acquisition as a business combination using the acquisition method of accounting. The estimated purchase price is allocated to the net tangible and intangible assets based upon their estimated fair values at the date of the acquisition. The purchase price allocation is preliminary and subject to revision. The Company has not completed the allocation of the purchase price as we are finalizing the valuation of the net assets acquired, including the evaluation of certain acquired contracts, asset retirement obligations, and pension and other postretirement benefits obligations, among others. Additionally, we are finalizing the purchase price for the adjustments provided for in the purchase agreement. The Company expects to finalize the purchase price allocation no later than the first quarter of 2021. Additionally, in the event we identify changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the one year measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, and we record the offset to goodwill. The preliminary purchase price allocation is as follows:

March 16,
2020
Property, plant and equipment, net	$2,468,946
Current assets	241,372
Regulatory assets	288,665
Goodwill	2,287,677
Other long-term assets	82,528
Total assets acquired	5,369,188

Current portion of long-term debt	5,136
Loans payable	181,000
Other current liabilities	182,622
Long-term debt	999,460
Deferred income taxes	245,701
Regulatory liabilities	134,875
Other long-term liabilities	155,050
Total liabilities assumed	1,903,844

Net assets acquired	$3,465,344

The fair value of long-term debt was determined based on prevailing market prices for similar debt issuances as of March 16, 2020, which resulted in an adjustment to increase the carrying amount by $84,569. The fair value adjustment will be amortized over the remaining life of the debt.

Goodwill is attributable to the assembled workforce of Peoples, planned growth in new markets, and planned growth in rate base through continued investment in utility infrastructure. Goodwill recorded for the Peoples Gas Acquisition is not expected to be deductible for tax purposes.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company incurred transaction-related expenses for the Peoples Gas Acquisition, which consists of costs recorded as operations and maintenance expenses for the three months ended March 31, 2020 and 2019 of $25,397 and $6,646, respectively, primarily representing expenses associated with investment banking fees, employee related costs, obtaining regulatory approvals, legal expenses, and integration planning. Additionally, mark-to-market fair value adjustments of $34,782 associated with our interest rate swap agreements for debt issued related to this transaction were incurred in the three months ended March 31, 2019. The interest rate swap agreements were settled on April 24, 2019, which coincided with debt financings to partially fund the Peoples Gas Acquisition.

The results of Peoples have been included in our consolidated financial statements as of the Closing Date. Peoples contributed revenues of $38,544 and earnings of $13,398 for the period from the Closing Date to March 31, 2020. The following pro forma summary presents consolidated information as if the Peoples Gas Acquisition had occurred on January 1, 2019:

	Three Months Ended
	March 31,
	2020	2019
Operating revenues	$536,653	$598,663
Net income	137,292	68,075

The supplemental pro forma information is not necessarily representative of the actual results that may have occurred for these periods or of the results that may occur in the future. This supplemental pro forma information is based upon the historical operating results of Peoples for periods prior to the Closing Date, and is adjusted to reflect the effect of non-recurring acquisition-related costs, incurred in 2020 and 2019 as if they occurred on January 1, 2019, including $20,628 ($25,197 pre-tax) and $16,464 ($21,406 pre-tax) of expenses incurred in 2020 and 2019, respectively, primarily associated with investment banking fees, obtaining regulatory approvals, legal expenses and other direct costs of the Peoples Gas Acquisition, adjustments to reflect net acquisition financing as of January 1, 2019 of $35,812 ($46,129 pre-tax), the elimination of interest on debt that was not assumed in the acquisition of $7,084 ($9,962 pre-tax), and the elimination of a management fee charged quarterly to Peoples by its former parent company of $885 ($1,245 pre-tax).

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

On October 22, 2018, the Company obtained a commitment (the “Bridge Commitment”) from certain banks to provide senior unsecured bridge loans in an aggregate amount of up to $5,100,000 to, among other things, backstop the Peoples Gas Acquisition purchase price and refinancing of certain debt of the Company and Peoples. On March 16, 2020, as a result of our completion of the Peoples Gas Acquisition, the Company terminated the Bridge Commitment.

Associated with the approval of the Peoples Gas Acquisition from the Pennsylvania Public Utility Commission, the Company has committed to addressing the replacement of gathering pipe over a seven year timeframe for an estimated cost of $120,000, which will be recoverable through customer rates. Additionally, the Company has committed to provide $23,000 of customer rate credits before the end of the year 2020 to its natural gas utility customers and water and wastewater customers served by Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”).

Water and Wastewater Utility Acquisitions

In January 2020, the Company acquired the water utility system assets of the City of Campbell, Ohio, which serves 3,126 customers. The total cash purchase price for the utility system was $7,500. The purchase price allocation for this acquisition consisted primarily of acquired property, plant and equipment.

In December 2019, the Company acquired the wastewater utility system assets of Cheltenham Township, Pennsylvania, which serves 9,887 customers for $50,250. The preliminary purchase price allocation for this acquisition consisted primarily of property, plant and equipment of $44,440 and goodwill of $5,810. Additionally, in 2019, the Company completed seven acquisitions of water and wastewater utility systems in three states adding 2,393 customers. The total purchase price of these utility systems consisted of $9,437 in cash. The purchase price allocation for these acquisitions consisted primarily of acquired property, plant and equipment. The pro forma effect of the utility systems acquired is not material either individually or collectively to the Company’s results of operations.

In September 2019, Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consists of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of this acquisition by the issuance of common stock and by utilizing our revolving credit facility until permanent debt is secured. Closing for our acquisition of DELCORA is expected to occur in late 2020 or early 2021, subject to the timing of the regulatory approval processes.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In November 2018, the Company entered into a purchase agreement to acquire the wastewater utility system assets of East Norriton Township, Pennsylvania, which serves approximately 4,950 customers for $21,000. The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of this acquisition by utilizing our revolving credit facility until permanent debt is secured. Closing for our acquisition of East Norriton Township, Pennsylvania is expected to occur in the second quarter of 2020, subject to the timing of the regulatory approval processes.

In addition to the Company’s pending acquisitions of DELCORA and East Norriton Township, the Company has a purchase agreement to acquire the wastewater utility system assets of New Garden Township, Pennsylvania, which will add approximately 2,106 customers, for a total purchase price in cash of $29,500. We plan to finance the purchase price of this acquisition utilizing our revolving credit facility until permanent debt is secured. The purchase price for this acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. Closing for our acquisition of New Garden Township is expected to occur in the fourth quarter of 2020, subject to the timing of the regulatory approval processes.

Note 4 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2019	$58,981	$-	$4,841	$63,822
Goodwill acquired	118	2,287,677	-	2,287,795
Reclassification to utility plant acquisition adjustment	(91)	-	-	(91)
Balance at March 31, 2020	$59,008	$2,287,677	$4,841	$2,351,526

On March 16, 2020, the Company completed the Peoples Gas Acquisition, which resulted in initial goodwill of $2,287,677, subject to adjustment over the one year measurement period. Refer to Note 3 – Acquisitions for information about the goodwill attributed to our Regulated Natural Gas segment.

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

In the first quarter of 2017, the Company decided to market for sale a water system in Texas that serves approximately 265 customers. This water system is reported as assets held for sale in the Company’s

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

consolidated balance sheet, and pending completion of all regulatory approvals, the sale is expected to close in the third quarter of 2020.

Note 6 – Capitalization

Private Placement

On March 29, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Canada Pension Plan Investment Board (the “Investor”), pursuant to which the Company has agreed to issue and sell to the Investor in a private placement (the “Private Placement”) 21,661,095 newly issued shares of common stock, par value $0.50 per share (the “Common Stock”). On March 16, 2020, in connection with the closing of the Peoples Gas Acquisition the Company closed on the Private Placement and received gross proceeds of $749,907, less expenses of $19,772. The Investor has agreed to certain transfer restrictions for a period of 15 months from the closing date of the Peoples Gas Acquisition.

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

The Stock Purchase Agreement contains customary representations, warranties and covenants of the Company and the Investor, and the parties have agreed to indemnify each other for losses related to breaches of their respective representations and warranties. At the closing of the Private Placement, the Company reimbursed the Investor for reasonable out-of-pocket diligence expenses of $4,000.

Common Stock / Tangible Equity Unit Issuances

On April 23, 2019, the Company issued $1,293,750, less expenses of $30,651, of its common stock and $690,000, less expenses of $16,358, of its tangible equity units (the “Units”), with a stated amount of $50 per unit. These issuances were part of the permanent financing to close the Peoples Gas Acquisition. The common stock was issued at $34.62 per share and thus the Private Placement noted above was priced at $34.62 per share.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Each Unit consists of a prepaid stock purchase contract and an amortizing note due April 30, 2022, each issued by the Company. Unless earlier settled or redeemed, each stock purchase contract will automatically settle on April 30, 2022 (subject to postponement in limited circumstances) for between 1.1790 and 1.4442 shares of the Company’s common stock, subject to adjustment, based upon the applicable market value of the common stock, as described in the final prospectus supplement relating to the Units. During the first quarter of 2020, 1,979,570 stock purchase contracts were early settled by the holders of the contracts, resulting in the issuance of 2,335,654 shares of the Company’s common stock. The balance of stock purchase contracts is 7,711,138. The amortizing notes have an initial principal amount of $8.62909, or $119,081 in aggregate, and bear interest at a rate of 3.00% per year, and pay equal quarterly cash installments of $0.75000 per amortizing note (except for the July 30, 2019 installment payment, which was $0.80833 per amortizing note), that will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate will be equivalent to 6.00% per year with respect to each $50 stated amount of the Units. The amortizing notes represent unsecured senior obligations of the Company.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Long-term Debt and Loans Payable

Subsequent to the period ended March 31, 2020, on April 3, 2020, the Company entered into a credit agreement that provided the Company with short-term borrowing capacity of up to $500,000 in unsecured term loans, which matures on April 2, 2021. The Company borrowed the full $500,000 on April 3, 2020, which is to be used for general corporate purposes and to strengthen its liquidity and cash position, and maximize its financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. The proceeds remain on deposit, and the Company will evaluate the timing of repayment based on the development of COVID-19 and its impact on the business. The term loans bear interest at either the Adjusted LIBO Rate or the Alternate Base Rate, as each such term is defined in the Term Loan Agreement. Amounts under the term loan cannot be re-borrowed upon repayment. Additionally, on April 13, 2020, the Company issued $1,100,000 of long-term debt, less expenses of approximately $10,900, of which $500,000 is due in 2030, and $600,000 is due in 2050 with interest rates of 2.704% and 3.351%, respectively. The Company used the proceeds from this issuance to repay in full the borrowings of $181,000 of short-term debt assumed in the Peoples Gas Acquisition, $150,000 of short-term debt issued on March 13, 2020, and to repay borrowings under its existing five year unsecured revolving credit agreement. Further, on May 1, 2020, Aqua Pennsylvania issued $175,000 of first mortgage bonds, of which $75,000 is due in 2051, $50,000 is due in 2055, and $50,000 is due in 2056 with interest rates of 3.49%, 3.54%, and 3.55%, respectively. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

On March 13, 2020, in connection with the closing of the Peoples Gas Acquisition, the Company amended its existing five year unsecured revolving credit agreement, which expires in December 2023, to provide the Company with an additional $300,000 of borrowing capacity, and pursuant to the terms of the revolving credit facility, our borrowing capacity thereunder was further increased by $150,000 upon the completion of the Peoples Gas Acquisition on March 16, 2020. As a result of these increases, our total borrowing capacity increased to $1,000,000. Further, on March 13, 2020, the Company entered into a 364 day $150,000 credit agreement pursuant to which the Company borrowed $150,000, which was used to fund a portion of the Peoples Gas Acquisition in lieu of additional borrowings under our revolving credit facility, which was subsequently repaid with the proceeds from the Company’s April 2020 long-term debt issuance noted above.

The Company completed the Peoples Gas Acquisition on March 16, 2020, which resulted in the assumption of $1,101,091 of indebtedness, which includes $920,091 of senior notes and $181,000 of short-term debt. The senior notes have maturities ranging from 2020 to 2032 and interest rates that range from 2.90% to 6.42%. The short-term debt assumed at closing was repaid with the proceeds from the Company’s April 2020 long-term debt issuance noted above.

On April 26, 2019, the Company issued $900,000 of long-term debt (the “Senior Notes”), less expenses of $7,931, of which $400,000 is due in 2029, and $500,000 is due in 2049 with interest rates of 3.566% and 4.276%, respectively.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company used the net proceeds from the April 2019 issuance of Senior Notes, together with the net proceeds from the common stock offering and tangible equity unit offering noted above, as well as the proceeds from the Private Placement of common stock noted above, to (1) secure funding for the Peoples Gas Acquisition, (2) complete the redemption of $313,500 aggregate principal amount of certain of the Company’s outstanding notes noted below, (3) pay related costs and expenses, and (4) for general corporate purposes.

On May 18, 2019, the Company redeemed $313,500 of the Company’s outstanding notes (the “Company Debt Refinancing”) that had maturities ranging from 2019-2037 and interest rates ranging from 3.57-5.83%. Additionally, the Company Debt Refinancing was subject to a make whole payment of $25,237, and $18,528 of this payment was expensed in 2019 and was presented in the consolidated statements of operations and comprehensive income on the line item “loss on debt extinguishment.”  The balance of the payment, or $6,709, was deferred as a regulatory asset, as it represents an amount by which the Company expects to receive prospective rate recovery.

Note 7 – Interest Rate Swap Agreements

In October 2018, the Company entered into interest rate swap agreements to mitigate interest rate risk associated with an anticipated $850,000 of future debt issuances to fund a portion of the Peoples Gas Acquisition and refinance a portion of the Company’s borrowings. On April 24, 2019, the Company settled the interest rate swap agreements upon issuance of $900,000 of long-term debt used to finance a portion of the purchase price of the Peoples Gas Acquisition and redeem $313,500 of the Company’s existing debt. The settlement resulted in a payment by the Company of $83,520 in April 2019.

The interest rate swaps did not qualify for hedge accounting, and any changes in the fair value of the swaps was included in our earnings. The interest rate swaps were classified as financial derivatives used for non-trading activities. Other than the interest rate swaps, the Company had no other derivative instruments. The Company recorded the fair value of the interest rate swaps by discounting the future net cash flows associated with the debt issuance utilizing level 2 methods and assumptions and recognized either an asset or liability at the balance sheet date.

The following table provides a summary of the amounts recognized in earnings for our interest rate swap agreements:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
	Location of Gain (Loss) Recognized	2019
Derivatives not designated as hedging instrument:
Interest rate swaps	Other income (expense)	$(34,782)

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended March 31, 2020.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of March 31, 2020 and December 31, 2019, the carrying amount of the Company’s loans payable was $381,005 and $25,724, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents, which is comprised of uninvested cash and prior to our completion of the Peoples Gas Acquisition on March 16, 2020, the proceeds from the April 2019 issuances of common stock, tangible equity units, and long-term debt for the Peoples Gas Acquisition, which were held in an interest-bearing account, is determined based on Level 1 methods and assumptions. As of March 31, 2020, and December 31, 2019, the carrying amounts of the Company's cash and cash equivalents was $31,848 and $1,868,922, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of March 31, 2020, and December 31, 2019, the carrying amount of these securities was $22,959 and $23,419, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Unrealized gain and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended
	March 31,
	2020	2019
Net gain (loss) recognized during the period on equity securities	$(54)	$133
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$(54)	$133

The net gain recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	March 31,	December 31,
	2020	2019
Carrying amount	$4,872,438	$3,077,400
Estimated fair value	4,964,211	3,324,377

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $99,447 as of March 31, 2020, and $95,556 as of December 31, 2019. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates. Portions of these non-interest-bearing instruments are payable annually through 2030 and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest-bearing feature.

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

	Three Months Ended
	March 31,
	2020	2019
Average common shares outstanding during the period for basic computation	236,122	178,213
Effect of dilutive securities:
Issuance of common stock from private placement	17,853	-
Tangible equity units	607	-
Employee stock-based compensation	472	339
Average common shares outstanding during the period for diluted computation	255,054	178,552

For the three months ended March 31, 2020, the average common shares outstanding during the period for diluted computation reflects the impact of the issuance of common stock from the March 16, 2020 private placement as if the shares were issued on January 1, 2020.

For the three months ended March 31, 2020, the average common shares outstanding during the period for basic computation includes the weighted-average impact of 10,215,189 shares, based on the minimum number of shares of 9,091,432 to be issued in April 2022 upon settlement of the stock purchase contracts issued in April 2019 under the tangible equity units. Further, for the three months ended March 31, 2020, average common shares outstanding during the period for diluted computation includes the impact of the additional shares to be issued in April 2022 upon settlement of the stock purchase contracts based on the threshold appreciation price of $42.41.

For the three months ended March 31, 2020, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise employee stock options was less than the average market price of the Company’s common stock during this period. For the three months ended March 31, 2019, employee stock options to purchase 776,211 shares of common stock were excluded from the calculation of diluted net income per share as the calculated cost to exercise the stock options was greater than the average market price of the Company’s common stock

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

during this period. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

Note 10 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan, (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the Plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At March 31, 2020, 2,447,574 shares were still available for issuance under the 2009 Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

Performance Share Units – A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three year performance period specified in the grant, subject to exceptions through the respective vesting period, which is generally three years. Each grantee is granted a target award of PSUs and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals. The following table provides compensation costs for stock-based compensation related to PSUs:

	Three Months Ended
	March 31,
	2020	2019
Stock-based compensation within operations and maintenance expenses	$510	$997
Income tax benefit	144	227

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the PSU transactions for the three months ended March 31, 2020:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	261,398	$16.35
Granted	118,924	52.09
Performance criteria adjustment	18,954	36.77
Forfeited	(653)	36.09
Share units issued	(169,352)	25.75
Nonvested share units at end of period	229,271

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the three months ended March 31, 2020 was $52.09. The Company did not grant PSUs for the three months ended March 31, 2019. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months. The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

Restricted Stock Units – A restricted stock unit (“RSU”) represents the right to receive a share of the Company’s common stock. RSUs are eligible to be earned at the end of a specified restricted period, which is generally three years, beginning on the date of grant. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the RSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the RSUs. The following table provides the compensation cost and income tax benefit for stock-based compensation related to RSUs:

	Three Months Ended
	March 31,
	2020	2019
Stock-based compensation within operations and maintenance expenses	$486	$425
Income tax benefit	136	120

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the RSU transactions for the three months ended March 31, 2020:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	141,884	$34.39
Granted	68,901	47.10
Stock units vested and issued	(38,643)	31.05
Forfeited	(90)	36.01
Nonvested stock units at end of period	172,052	40.17

The per unit weighted-average fair value at the date of grant for RSUs granted during the three months ended March 31, 2020 and 2019 was $47.10 and $36.01, respectively.

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

	Three Months Ended
	March 31,
	2020	2019
Stock-based compensation within operations and maintenance expenses	$501	$328
Income tax benefit	142	92

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model. The following assumptions were used in the application of this valuation model:

2019
Expected term (years)	5.47
Risk-free interest rate	2.53%
Expected volatility	17.7%
Dividend yield	2.44%
Grant date fair value per option	$5.25

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

The Company did not grant stock options for the three months ended March 31, 2020.

The following table summarizes stock option transactions for the three months ended March 31, 2020:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	1,041,756	$34.22
Granted	-	-
Forfeited	(9,516)	35.75
Exercised	(56,106)	16.93
Outstanding at end of period	976,134	$35.20	8.6	$5,366

Exercisable at end of period	438,341	$34.43	8.2	$2,750

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Restricted Stock – Restricted stock awards provide the grantee with the rights of a shareholder, including the right to receive dividends and to vote such shares, but not the right to sell or otherwise transfer the shares during the restriction period. Restricted stock awards result in compensation expense that is equal to the fair market value of the stock on the date of the grant and is amortized ratably over the restriction period. The Company expects forfeitures of restricted stock to be de minimis. The following table provides the compensation cost and income tax benefit for stock-based compensation related to restricted stock:

Three Months Ended
March 31,
2020
Stock-based compensation within operations and maintenance expenses	$18
Income tax benefit	5

The following table summarizes restricted stock transactions for the three months ended March 31, 2020:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock at beginning of period	-	$-
Granted	11,952	33.47
Vested	-	-
Nonvested restricted stock at end of period	11,952	$33.47

The weighted-average fair value at the date of grant for restricted stock awards granted during the three months ended March 31, 2020 was $33.47. The Company did not grant restricted stock for the three months ended March 31, 2019.

Stock Awards – Stock awards represent the issuance of the Company’s common stock, without restriction. The issuance of stock awards results in compensation expense that is equal to the fair market value of the stock on the grant date and is expensed immediately upon grant. The following table provides the compensation cost and income tax benefit for stock-based compensation related to stock awards:

	Three Months Ended
	March 31,
	2020	2019
Stock-based compensation within operations and maintenance expenses	$175	$180
Income tax benefit	51	52

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock award transactions for the three months ended March 31, 2020:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	4,207	41.58
Vested	(4,207)	41.58
Nonvested stock awards at end of period	-	-

The weighted-average fair value at the date of grant for stock awards granted during the three months ended March 31, 2020 and 2019 was $41.58 and $36.73, respectively.

Note 11 – Pension Plans and Other Postretirement Benefits

The Company maintains qualified defined benefit pension plan (the “Pension Plans”), a nonqualified pension plan, and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the Company’s employees, mortality, turnover, and medical costs. The following tables provide the components of net periodic benefit cost for the Company’s legacy pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended
	March 31,
	2020	2019
Service cost	$763	$680
Interest cost	2,540	2,954
Expected return on plan assets	(3,938)	(3,818)
Amortization of prior service cost	148	155
Amortization of actuarial loss	1,992	1,982
Net periodic benefit cost	$1,505	$1,953

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2020	2019
Service cost	$217	$205
Interest cost	677	750
Expected return on plan assets	(675)	(621)
Amortization of prior service credit	(116)	(116)
Amortization of actuarial loss	156	166
Net periodic benefit cost	$259	$384

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company presents the components of net periodic benefit cost other than service cost in the consolidated statements of operations and comprehensive income on the line item “Other.”

During the first three months of 2020 the Company did not make cash contributions to its Pension Plans, and intends to make cash contributions of $17,566 to the Pension Plans during the remainder of 2020.

On March 16, 2020, we completed the Peoples Gas Acquisition and assumed the pension and other postretirement benefit plans for its employees. The operating results of Peoples has been included in our consolidated financial statements since the date of acquisition. As such, the following table presents the components of net periodic benefit costs for the period since March 16, 2020 that are related to the Peoples’ pension and other postretirement benefit plans acquired:

	Three Months Ended
	March 31, 2020
	Pension Benefits	Other Postretirement Benefits
Service cost	$40	$77
Interest cost	192	54
Expected return on plan assets	(302)	(76)
Net periodic benefit (income) cost	$(70)	$55

Note 12 – Rate Activity

During the first three months of 2020, the Company’s water and wastewater utility operating divisions in Indiana and Ohio were granted base rate increases designed to increase total operating revenues on an annual basis by $1,006. Further, during the first three months of 2020, the Company’s water and wastewater utility operating divisions in Illinois and North Carolina received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $3,775.

In August 2018, Aqua Pennsylvania filed for a base rate increase in water and wastewater rates for its customers. In May 2019 the Company received an order from the Pennsylvania Public Utility Commission resulting in an increase of $47,000 in annual revenue, and new rates went into effect on May 24, 2019. The rates in effect at the time of the filing also included $29,493 in Distribution System Improvement Charges (“DSIC”), which was 7.5% above prior base rates.  Consequently, the aggregate base rates increased by $76,493 since the last base rate increase and the DSIC was reset to zero.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 13 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2020	2019
Property	$7,033	$6,466
Gross receipts, excise and franchise	3,122	3,220
Payroll	4,280	3,481
Regulatory assessments	700	747
Pumping fees	1,081	969
Other	220	86
Total taxes other than income	$16,436	$14,969

Note 14 – Segment Information

On March 16, 2020, the Company completed the Peoples Gas Acquisition, marking the Company’s entrance into the regulated natural gas business. The operating results of Peoples are included in the consolidated financial statements for the period since the acquisition date. As a result, the Company now has eleven operating segments and two reportable segments. The Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies, which are organized by the states where the Company provides water and wastewater services. The eight water and wastewater utility operating segments are aggregated into one reportable segment, because each of these operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment. The Regulated Natural Gas segment is comprised of one operating segment representing natural gas utility companies, acquired in the Peoples Gas Acquisition, for which the Company provides natural gas distribution services.

In addition to the Company’s two reportable segments, we include two of our operating segments within the Other category below. These segments are not quantitatively significant and are comprised of Aqua Infrastructure and Aqua Resources. Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry. Aqua Resources manages a water system operating and maintenance contract and offers, through a third-party, water and sewer service line protection solutions and repair services to households. In addition to these segments, Other is comprised of business activities not included in the reportable segments, including corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments and intersegment eliminations. Corporate costs include general and administrative expenses, and interest expense. The Company reports these corporate costs within Other as they relate to corporate-focused responsibilities and decisions and are not included in internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents information about the Company’s reportable segments, including the operating results and capital expenditures of the Regulated Natural Gas segment for the period since the completion of the Peoples Gas Acquisition on March 16, 2020:

	Three Months Ended				Three Months Ended
	March 31, 2020				March 31, 2019
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Other	Consolidated
Operating revenues	$216,197	$38,544	$844	$255,585	$200,220	$912	$201,132
Operations and maintenance expense	73,694	8,823	24,120	106,637	74,338	4,976	79,314
Purchased gas	-	12,770	-	12,770	-	-	-
Depreciation and amortization	41,511	4,569	165	46,245	39,261	149	39,410
Operating income (loss)	86,506	11,715	(24,724)	73,497	72,865	(5,426)	67,439
Interest expense, net	25,495	1,887	2,705	30,087	23,658	4,192	27,850
Allowance for funds used during construction	2,912	36	-	2,948	4,056	-	4,056
Change in fair value of interest rate swap agreements	-	-	-	-	-	34,782	34,782
Equity (loss) earnings in joint venture	-	-	(127)	(127)	-	543	543
Provision for income taxes (benefit)	3,127	(3,448)	(6,803)	(7,124)	936	(9,106)	(8,170)
Net income (loss)	59,934	13,398	(21,551)	51,781	52,169	(35,245)	16,924
Capital expenditures	110,606	8,128	-	118,734	133,792	-	133,792

	March 31,	December 31,
	2020	2019
Total assets:
Regulated water	$7,362,550	$7,269,404
Regulated natural gas	5,362,064	-
Other	204,372	2,092,581
Consolidated	$12,928,986	$9,361,985

Note 15 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of March 31, 2020, the aggregate amount of $21,769 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, the Company has insurance coverage for certain of these loss contingencies, and as of March 31, 2020, estimates that approximately $7,685 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

During a portion of 2019, the Company initiated a do not consume advisory for some of its water customers in one division served by the Company’s Illinois subsidiary. Although the Company had

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

determined that it is reasonably possible that a fine or penalty may be incurred, it cannot estimate the possible range of loss at this time and no liability has been accrued for these future costs. In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint seeks class action certification, attorney's fees, and "damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park Illinois. The complaint contains allegations of damages as a result of supplied water that exceeded the standards established by the federal Lead and Copper Rule. The complaint is in the discovery phase and class certification has not been granted. The Company plans to vigorously defend against this claim. A claim for the expenses incurred related to such claim has been submitted to the Company’s insurance carrier for potential recovery of a portion of these costs. The Company continues to assess the potential loss contingency on this matter. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no other pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $1,852 at March 31, 2020 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Associated with the approval of the Peoples Gas Acquisition from the Pennsylvania Public Utility Commission, the Company has committed to addressing the replacement of gathering pipe over a seven year timeframe for an estimated cost of $120,000, which will be recoverable through customer rates. Additionally, the Company has committed to provide $23,000 of customer rate credits before the end of the year 2020 to its natural gas utility customers and water and wastewater customers served by Aqua Pennsylvania, Inc.

Note 16 – Income Taxes

On March 16, 2020, the Company completed the Peoples Gas Acquisition. On March 31, 2020, the Company changed the method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas subsidiary, our largest natural gas subsidiary in Pennsylvania. This change allows a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. The Company is performing an analysis to determine the ultimate amount of qualifying utility asset improvement costs eligible to be deducted under the IRS’s final tangible property regulations that will be reflected on its 2020 Federal Tax Return to be filed in October 2021.  As a result, the Company has estimated a portion of its infrastructure investment at Peoples Natural Gas since the acquisition date that will qualify as a utility system repairs deduction for 2020.  Consistent with the Company’s accounting for differences between book and tax expenditures in Pennsylvania, the Company is utilizing the flow-through method to account for this timing difference and has reduced income tax expense in the

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

first quarter of 2020 by $5,938. In addition, the calculation to determine the income tax benefits for qualifying capital expenditures made prior to March 16, 2020 (“catch-up adjustment”) has not yet been finalized. When the analysis is complete, the Company intends to record a regulatory liability for these tax benefits that will remain on the consolidated balance sheet pending regulatory guidance.

The Company’s effective tax rate was (16.0)% and (93.4)% for the three months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate for this period can be attributed to an increase in our income before income taxes as compared to the prior period. The statutory Federal tax rate is 21% for three months ended March 31, 2020 and 2019. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.99% for all periods presented. In determining its interim tax provision, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations. Qualifying utility asset improvement costs and the amortization of excess deferred income taxes caused the year-to-date effective tax rate to be significantly different from the statutory rate.

In connection with the completion of the Peoples Gas Acquisition, in the event the Company identifies changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the one year measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, and the offset will be an adjustment to goodwill. The Company records all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current-period income tax expense.

In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. We evaluated the provisions of the CARES Act and do not anticipate that the associated impacts, if any, will have a material effect on our financial position or liquidity.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 17 – Recent Accounting Pronouncements

Pronouncements to be adopted upon the effective date:

In March 2020, the FASB issued accounting guidance that provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (LIBOR). The accounting guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is evaluating the impact of this accounting guidance.

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

In August 2018, the FASB issued updated accounting guidance that modifies the disclosures required for defined benefit pension and other postretirement benefit plans. The modifications in this update remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The updated accounting guidance is effective for fiscal years ending after December 15, 2020, with early adoption available. The Company is evaluating the requirements of the updated guidance to determine the impact of adoption.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Pronouncements adopted during the year:

In August 2018, the FASB issued updated accounting guidance on accounting for cloud computing arrangements. The updated guidance requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. The guidance may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. The updated accounting guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. On January 1, 2020, we adopted the new guidance prospectively, which did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued updated accounting guidance that modifies the disclosure requirements on fair value measurements. The modifications in this update eliminates, amends, and adds disclosure requirements for fair value measurements, which is expected to reduce costs for preparers while providing more decision-useful information for financial statement users. The updated accounting guidance is effective for fiscal years ending after December 15, 2019, with early adoption available. On January 1, 2020, we adopted the new guidance, which did not have an impact on our consolidated financial statements.

In June 2016, the FASB issued updated accounting guidance on accounting for impairments of financial instruments, including trade receivables, which requires companies to estimate expected credit losses on trade receivables over their contractual life. Historically, companies reserve for expected credit losses by applying historical loss percentages to respective aging categories. Under the updated accounting guidance, companies will use a forward-looking methodology that incorporates lifetime expected credit losses, which will result in an allowance for expected credit losses for receivables that are either current or not yet due, which historically have not been reserved for. The updated accounting guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption available. On January 1, 2020, we adopted the new guidance, which did not have a material impact on our consolidated financial statements.

Note 18 – Subsequent Events

On May 6, 2020, the Company held its annual meeting of shareholders for 2020. The meeting was held as a virtual meeting due to the COVID-19 pandemic. In addition to the election of directors and other routine annual meeting matters, the shareholders approved amendments to the Company’s Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 300 million, par value $0.50 per share, to 600 million, par value $0.50 per share, and to establish a majority voting standard in uncontested director elections. The Company will file Amended and Restated Articles of Incorporation promptly with the Secretary of State of the Commonwealth of Pennsylvania.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions. Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include, among others, the effects of COVID-19, the effects of regulation, abnormal weather, changes in capital requirements and funding, our ability to close acquisitions, changes to the capital markets, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such report and those included under the captions “Risk Factors” in this Quarterly Report. As a result, readers are cautioned not to place undue reliance on any forward-looking statements. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

General Information

Essential Utilities, Inc. (“we”, “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to what we estimate to be almost five million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, West Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”), provides water or wastewater services to approximately one-half of the total number of water or wastewater customers we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven other states. Additionally, pursuant to the Company’s growth strategy, commencing on March 16, 2020, with the completion of the Peoples Gas Acquisition, the Company began to provide natural gas distribution services to customers in western Pennsylvania, Kentucky, and West Virginia. Approximately 93% of the total number of natural gas utility customers we serve are in western Pennsylvania. Lastly, the Company’s market-based activities are conducted through Aqua Infrastructure, LLC and Aqua Resources, Inc. and certain other subsidiaries of Peoples. Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry. Aqua Resources

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

manages a water system operating and maintenance contract, and offers, through a third-party, water and sewer service line protection solutions and repair services to households.

Essential Utilities, Inc., which prior to its name change in February 2020 was known as Aqua America, Inc., was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, formerly known as Philadelphia Suburban Water Company. In the early 1990s, we embarked on a growth-through-acquisition strategy focused on water and wastewater operations. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, the acquisition of American Water Works Company, Inc.’s regulated operations in Ohio in 2012, and the March 16, 2020 acquisition of Peoples, a Pittsburgh, Pennsylvania based natural gas distribution company. Since the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and have extended our regulated operations from southeastern Pennsylvania to include regulated water and wastewater operations in seven other states.   On March 16, 2020, the Company completed the Peoples Gas Acquisition, a natural gas distribution utility, marking its entrance into the regulated natural gas business. The Company seeks to acquire businesses in the U.S. regulated sector, which includes water and wastewater utilities, natural gas utilities, and other regulated utilities, and to opportunistically pursue growth ventures in select market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated businesses.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes.

Recent Developments – COVID-19

The impact of the global outbreak of the current novel coronavirus (“COVID-19”) pandemic has created significant volatility in the global economy and led to reduced economic activity. We are monitoring the global outbreak of COVID-19 and taking steps to mitigate the potential risks to our employees and our customers posed by its spread.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

We provide a critical service to our customers, which means that it is paramount that we keep our employees who operate the business safe and informed. For example, we have taken precautions with regard to employee and facility hygiene, imposed travel restrictions on our employees and directed our employees to work remotely wherever and whenever possible. We have implemented additional protocols for required work within customers’ premises to protect our employees, our customers and the public. Additionally, we have assessed and updated, where appropriate, our existing business continuity plan in the context of this pandemic, including our recent acquisition of Peoples. We are also working with our suppliers to understand the potential impacts to our supply chain. At this time, no material risks to our supply chain have been identified; however, if there were global shortages it could impact our maintenance and capital programs and the effects of any such impact cannot currently be anticipated. We continue to implement strong physical and cyber-security measures in an effort to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and maintain uninterrupted service to our customers. To maximize our financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic, we have taken steps to secure higher-than-typical levels of liquidity during this time in case it is needed, including entering into a credit agreement on April 3, 2020, which provided the Company with a short-term borrowing facility of $500,000 in unsecured term loans, which was drawn and matures on April 2, 2021.

This is a rapidly evolving situation, and we will continue to monitor developments affecting our business, workforce, and suppliers and take additional precautions as we believe are warranted. We are actively monitoring our utility billings as usage patterns may impact various customer classes differently; however, it is too soon to draw conclusions regarding the magnitude or severity of the impact from COVID-19 on operating revenues. In response to concerns about customer economic hardship and affordability during the COVID-19 health crisis, our state regulators mandated the temporary curtailment of certain collection practices, such as disconnections from utility service. In addition, we are monitoring collections of customer utility accounts as to potential impacts on cash flows, and increased expenses for costs associated with workforce-related expenses, security and cleaning of company offices and operating facilities, as well as other one-time expenses above the expense amounts included in general rates. Some public utility commission are issuing guidance for utilities to defer COVID-19 expenses in anticipation of seeking recovery in a future rate proceeding, and we are currently evaluating the impact of this guidance. We are currently continuing with our capital investment program, and based on the current situation, continue to believe we are able to complete the planned projects and improvements to our utility infrastructure. Despite our efforts, the ultimate impact to the Company of COVID-19 also depends on factors beyond our knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Although we do not currently anticipate a significant impact, by the nature of the outbreak, we currently cannot estimate the potential impact to our financial position, results of operations and cash flows.

Financial Condition

With the exception of periods in 2019 when the proceeds from the April 2019 financings were held as cash pending completion of the Peoples Gas Acquisition, the Company’s consolidated balance sheet historically has had a negative working capital position whereby our current liabilities routinely exceed our current assets. Management believes that internally generated funds along with existing credit

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

facilities, and the proceeds from the issuance of long-term debt and equity will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements for at least the next twelve months.

During the first three months of 2020, we incurred $118,734 of capital expenditures, expended $3,465,344 for the acquisition of Peoples Natural Gas, $7,500 for the acquisition of a water utility system, issued $730,135 of shares of common stock in a private placement, $800,184 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $11,509. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements. The issuance of common stock and long-term debt was comprised principally of the permanent financing to complete our acquisition of Peoples and funds borrowed under our revolving credit facility.

On March 16, 2020 (the “Closing Date”), the Company completed the Peoples Gas Acquisition and paid cash consideration of $3,465,344, which is subject to adjustment upon completion of a closing balance sheet and the finalization of other adjustments that may occur over the next several months. Peoples is headquartered in Pittsburgh, Pennsylvania and serves approximately 747,000 natural gas utility customers in western Pennsylvania, West Virginia, and Kentucky. The estimated purchase price paid by the Company was determined based on a base price of $4,275,000, which was adjusted by $43,935 for an estimated change in working capital, certain capital expenditures of $247,500, and the assumption of $1,101,091 of indebtedness as of the closing date, consisting of $920,091 of senior notes and $181,000 of short-term debt. The acquisition was financed through a series of financing transactions that included the issuance of common stock from a public offering and a private placement, a tangible equity unit offering, and short and long-term debt. Refer to Note 6 – Capitalization to the consolidated financial statements for further information on these financings.

On October 22, 2018, the Company obtained a commitment (the “Bridge Commitment”) from certain banks to provide senior unsecured bridge loans in an aggregate amount of up to $5,100,000 to, among other things, backstop the Peoples Gas Acquisition purchase price and refinancing of certain debt of the Company and Peoples. On March 16, 2020, as a result of our completion of the Peoples Gas Acquisition, the Company terminated the Bridge Commitment.

Associated with the approval of the Peoples Gas Acquisition from the Pennsylvania Public Utility Commission, the Company has committed to addressing the replacement of gathering pipe over a seven year timeframe for an estimated cost of $120,000, which will be recoverable through customer rates. Additionally, the Company has committed to provide $23,000 of customer rate credits before the end of the year 2020 to its natural gas utility customers and water and wastewater customers served by Aqua Pennsylvania.

On May 18, 2019, the Company redeemed $313,500 of the Company’s outstanding notes that had maturities ranging from 2019-2037 and interest rates ranging from 3.57-5.83%. Additionally, the redemption of senior unsecured notes was subject to a make whole payment of $25,237, and $18,528 of this payment was expensed and was presented in the consolidated statements of operations and

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

comprehensive income on the line item “loss on debt extinguishment.”  The balance of the payment, or $6,709, was deferred, as a regulatory asset, as it represents an amount by which the Company expects to receive prospective rate recovery.

On October 23, 2018, the Company entered into interest rate swap agreements to mitigate interest rate risk associated with an anticipated $850,000 of future debt issuances to fund a portion of the Peoples Gas Acquisition. The interest rate swaps were settled on April 24, 2019 in conjunction with the issuance of $900,000 of long-term debt used to finance a portion of the purchase price of this acquisition and redeem $313,500 of the Company’s existing debt. Refer to Note 7 – Interest Rate Swap Agreements to the consolidated financial statements in this report for further information. The interest rate swaps did not qualify for hedge accounting and any changes in the fair value of the swaps was included in our earnings.

At March 31, 2020, we had $31,848 of cash and cash equivalents compared to $1,868,922 at December 31, 2019. The cash and cash equivalents balance at December 31, 2019 included a portion of the proceeds from the April 2019 financings that were held in an interest-bearing account prior to closing of the Peoples acquisition on March 16, 2020. During the first three months of 2020, we used the proceeds on deposit from the April 2019 financings as well as the proceeds from the issuance of common stock, long-term debt, and internally generated funds to fund the cash requirements discussed above and to pay dividends.

At March 31, 2020, our $1,000,000 unsecured revolving credit facility, which expires in December 2023, had $178,533 available for borrowing. Additionally, at March 31, 2020, we had short-term lines of credit of $135,500, of which $85,495 was available for borrowing. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of March 31, 2020, $57,495 was available for borrowing. Our short-term lines of credit of $135,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be. Additionally, on March 13, 2020, the Company entered into a 364 day $150,000 credit agreement pursuant to which the Company borrowed $150,000, which was used to fund a portion of the Peoples Gas Acquisition, in lieu of additional borrowings under our revolving credit facility, and was subsequently paid off in April 2020.

On April 3, 2020, the Company entered into a credit agreement that provided the Company with a short-term borrowing facility of $500,000 in unsecured term loans, which was drawn and matures on April 2, 2021. The Company intends to use the proceeds from the term loans for general corporate purposes and to strengthen its liquidity and cash position, and maximize its financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. The proceeds remain on deposit, and the Company will evaluate the timing of repayment based on the development of COVID-19 and its impact on the business.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

On April 13, 2020, the Company issued $1,100,000 of long-term debt, of which $500,000 is due in 2030, and $600,000 is due in 2050 with interest rates of 2.704% and 3.351%, respectively. The Company used the proceeds from this issuance to repay in full the borrowings of $181,000 of short-term debt assumed in the Peoples Gas Acquisition, $150,000 of short-term debt issued by the Company on March 13, 2020, and to repay a portion of the borrowings under our existing five year unsecured revolving credit agreement.

On May 1, 2020, Aqua Pennsylvania issued $175,000 of first mortgage bonds, of which $75,000 is due in 2051, $50,000 is due in 2055, and $50,000 is due in 2056 with interest rates of 3.49%, 3.54%, and 3.55%, respectively. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

Consolidated Results of Operations

Analysis of First Quarter of 2020 Compared to First Quarter of 2019

Revenues increased by $54,453 or 27.1%, primarily due to:

•natural gas revenues of $38,544 associated with the Peoples Gas Acquisition;

•an increase in water and wastewater rates, net of infrastructure rehabilitation surcharges, of $12,968;

•additional water and wastewater revenues of $3,792 associated with a larger customer base due to organic growth and utility acquisitions, and other growth ventures;

•offset by a decrease in customer water consumption; and

•a decrease in water and wastewater revenues of $300 as a result of an advisory for some of our water utility customers served by our Illinois subsidiary. We expect this decrease in revenues to continue into the second half of 2020.

Operations and maintenance expenses increased by $27,323 or 34.4%, primarily due to:

•transaction expenses of $25,397 in the first quarter of 2020 as compared to $6,646 in the first quarter of 2019 for the Peoples Gas Acquisition, primarily representing expenses associated with investment banking fees, employee related expenses, obtaining regulatory approvals, legal expenses and integration planning;

•operating costs of $8,823 associated with the Peoples Gas Acquisition;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $1,488; and

•expenses of $605 associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect that the expenses associated with remediating the advisory to continue in the second half of 2020.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Purchased gas of $12,770 in the first quarter of 2020 represents the cost of gas sold by Peoples during the period since the acquisition date of March 16, 2020. There were no corresponding amounts in prior periods.

Depreciation expense increased by $6,492 or 16.6%, primarily due to depreciation expense of $4,373 associated with our completion of the Peoples Gas Acquisition and the utility plant placed in service since March 31, 2019.

Taxes other than income taxes increased by $1,467 or 9.8%, primarily due to increases in payroll taxes of $799 and property taxes of $567 resulting from additional expenses associated with acquired operations including the Peoples Gas Acquisition.

Interest expense increased by $7,253 or 26.0%, primarily due to the following items:

•pre-acquisition interest expense of $3,959 from the issuance of $900,000 long-term debt and $119,081 of amortizing notes in April 2019 to partially fund the Peoples Gas Acquisition

•interest of $1,887 on debt assumed in the Peoples Gas Acquisition; and

•an increase in average borrowings.

Interest income increased by $5,016 primarily due to interest income of $4,930 earned on the proceeds from our April 2019 equity offerings.

Allowance for funds used during construction (“AFUDC”) decreased by $1,108 due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

The decrease in the change in the fair value of interest rate swap agreements of $34,782 represents the mark-to-market adjustment recognized in the first quarter of 2019 of our interest rate swap agreement, which was entered into on October 23, 2018 and was settled on April 24, 2019.

Equity loss in joint venture increased by $670 due to a decrease in the sale of raw water to firms in the natural gas drilling industry.

Other increased by $807 primarily due to an increase in the non-service cost components of our net benefit cost for pension benefits.

Our effective income tax rate was (16.0)% in the first quarter of 2020 and (93.3)% in the first quarter of 2019. The effective income tax rate increased due to the increase in our income before income taxes of $35,903. The Company’s provision for income taxes represents an income tax benefit due to the effects of tax deductions recognized for certain qualifying infrastructure improvements for Aqua Pennsylvania and Peoples. On March 31, 2020, we changed the method of tax accounting for certain qualifying infrastructure investments at Peoples Natural Gas, our largest natural gas subsidiary in Pennsylvania,

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

which provided for a reduction to income tax expense of $5,938 due to the flow-through treatment of the current tax benefits.

Net income increased by $34,857 primarily as a result of the factors described above.

Results of Operations – Regulated Water Segment

Our Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies which are organized by the states where the Company provides water and wastewater services. The Regulated Water segment is aggregated into one reportable segment and for a discussion and analysis of the segment operating results, refer to the consolidated results of operations.

Results of Operations – Regulated Natural Gas Segment

Upon closing on the Peoples Gas acquisition on March 16, 2020, the operating results since the acquisition date comprises the Regulated Natural Gas segment. Our Regulated Natural Gas segment recognizes revenues by selling gas directly to customers at approved rates or by transporting gas through its pipelines at approved rates to customers that have purchased gas directly from other producers, brokers, or marketers. Natural gas sales to residential, commercial and industrial customers are seasonal, which results in higher demand for natural gas for heating purposes during the colder months.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Therefore, fluctuations in the cost of purchased gas impact operating revenues on dollar-for-dollar basis, but does not impact gross margin or operating income. Accordingly, gross margin, a non-GAAP financial measure, defined as operating revenues less purchased gas expense, is a useful and relevant measure to analyze the financial performance of our Regulated Natural Gas segment’s financial performance. The following table includes the operating results of the Peoples Gas Acquisition for the period since the acquisition date of March 16, 2020:

Three Months Ended
March 31, 2020
Operating revenues	$38,544
Purchased gas	12,770
Gross margin	25,774
Operations and maintenance	8,823
Depreciation	4,373
Amortization	196
Taxes other than income taxes	667
Operating income	$11,715

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The term gross margin is not intended to represent operating income, the most comparable GAAP financial measure, as an indicator of operating performance and should only be used in conjunction with income from operations. In addition, our measurement of gross margin is not necessarily comparable to similarly titled measures reported by other companies.

On March 31, 2020, we changed the method of tax accounting for certain qualifying infrastructure investments at Peoples Natural Gas, our largest natural gas subsidiary in Pennsylvania, which provided for a reduction to income tax expense of $5,923 due to the flow-through treatment of the current tax benefits. In addition, since the date of acquisition of March 16, 2020, operating revenues of $38,544, operations and maintenance expenses of $8,823, and earnings of $13,398 were included in our consolidated operating results.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 17, Recent Accounting Pronouncements, to the consolidated financial statements in this report.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. Volatile equity market conditions arising from the COVID-19 pandemic may result in our pension and other post-retirement plans’ assets market values suffering a decline, which could increase our required cash contributions to the plans and expense in subsequent years. Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 28, 2020, for additional information on market risks.

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

(b)Changes in Internal Control over Financial Reporting

On March 16, 2020, we completed the Peoples Gas Acquisition. For additional information refer to Note 3 – Acquisitions to the consolidated financial statements included in this report. We consider this acquisition material to our business, financial condition, and results of operations, and believe the internal controls and procedures of Peoples have a material effect on our internal control over financial reporting. We are in the process of integrating Peoples internal controls over financial reporting. Except for the Peoples Gas Acquisition, no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

On September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint seeks class action certification, attorney's fees, and "damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park Illinois. The complaint contains allegations of damages as a result of supplied water that exceeded the standards established by the federal Lead and Copper Rule. The complaint is in the discovery phase and class certification has not been granted. The Company plans to vigorously defend against this claim, and believes the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other than the matter described above, we are party to other various legal proceedings in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, there are no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our properties is the subject that we believe are material or are expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, under “Part 1, Item 1A – Risk Factors.” In addition, we provide the following risk factors related to our business now that the Peoples Gas Acquisition is completed and related to the COVID-19 pandemic:

Our ability to meet customers’ natural gas requirements may be impaired if contracted natural gas supplies and interstate pipelines services are not available, are not delivered in a timely manner or if federal regulations decrease its available capacity, which may result in a loss of customers and an adverse effect on our financial conditions and results of operations.

We are responsible for acquiring sufficient natural gas supplies, interstate pipeline capacity and storage capacity to meet current and future customers’ peak, annual and seasonal natural gas requirements. We rely on third-party service providers, as we purchase a portion of our natural gas supply from interstate sources and rely on interstate pipelines to transport natural gas to our distribution system, in addition to local production that is delivered directly into its pipeline system. The Federal Energy Regulatory Commission (“FERC”) regulates the transportation of the natural gas received from interstate sources, and any change in regulatory policies could increase our transportation costs or decrease our available pipeline capacity. A decrease in interstate pipeline capacity available, an increase in competition for interstate pipeline transportation service or other interruptions to pipeline gas supplies could reduce our normal interstate supply of natural gas. Additionally, federal or state legislation could restrict or limit natural gas drilling, which could decrease the supply of available natural gas. If we are unable to maintain access to a reliable and adequate natural gas supply or sufficient pipeline capacity to deliver that supply, we may be unable to meet our customers’ requirements resulting in a loss of customers and an adverse effect on our financial conditions and results of operations.

Peoples has traditionally used local production as its primary source of supply to fulfill its supply requirements. In order to absorb local gas into its system, Peoples has in place a network of pipelines and related facilities that move the gas either to customers located where gas is produced or to the more populated areas of the service territory where the greatest level of consumption occurs, and, in summer months, to Peoples’ on-system and off-system storage facilities. This network of facilities includes gathering lines, compressor stations and transmission lines. Peoples has entered into gas purchase agreements with various producers to supply this local production. A decrease in this supply could occur, for example, if the local gas producers no longer drill wells to offset natural well production decline or if such producers decide to cease production or produce into another pipeline. State and federal legislation or regulations could also limit drilling activities and in turn limit gas supply. If supply is limited, we would be faced with purchasing gas supplies likely at a higher cost, may be unable to find alternative gas supply, and accordingly, may be unable to meet customer requirements, resulting in a loss of customers and an adverse effect on our financial condition and results of operations.

We may incur significant costs and liabilities resulting from pipeline integrity and other similar programs and related repairs.

Certain of Peoples’ pipeline operations are subject to pipeline safety laws and regulations. The Department of Transportation’s Pipeline and Hazardous Materials Safety Administration has adopted regulations requiring pipeline operators to develop integrity management programs, including more frequent inspections and other measures, for transmission pipelines located in “high consequence areas,” which are those areas where a leak or rupture could do the most harm. The regulations require pipeline operators, including Peoples, to, among other things:

•perform ongoing assessments of pipeline integrity;

•develop a baseline plan to prioritize the assessment of a covered pipeline segment;

•identify and characterize applicable threats that could impact a high consequence area;

•improve data collection, integration, and analysis;

•develop processes for performance management, record keeping, management of change and communication;

•repair and remediate pipelines as necessary; and

•implement preventative and mitigating action.

We are required to maintain pipeline integrity testing programs that are intended to assess pipeline integrity. Peoples is also required to establish and maintain a Distribution Integrity Management Program for all distribution assets. This program requires protocols for identifying risks and threats to the distribution systems. The program incorporates a relative risk model to measure risk reduction to these threats. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures. Should we fail to comply with applicable statutes and related rules, regulations and orders, we could be subject to significant penalties and fines.

Our liquidity and, in certain circumstances, results of operations may be adversely affected by the cost of purchasing natural gas during periods in which natural gas prices are rising significantly.

The Peoples’ regulated companies purchase their natural gas supply primarily through a combination of requirements contracts, some of which contain minimum purchase obligations, monthly spot purchase contracts and forward purchase contracts. The price paid for natural gas acquired under forward purchase contracts is fixed prior to the delivery of the natural gas. Additionally, a portion of natural gas purchases is injected into natural gas storage facilities in the non-heating months and withdrawn from storage for delivery to customers during the heating months.

Our short-term borrowing requirements and liquidity are also significantly affected by the seasonal nature of the natural gas business. Changes in the price of natural gas and the amount of natural gas needed to supply customers’ needs due to, for example, colder than expected seasonal temperatures, could significantly affect the price and amount of natural gas we are required to purchase and the timing of such purchases, and, in turn, affect our borrowing requirements and liquidity position. If we fail to secure sufficient natural gas supplies at appropriate prices (due to, for example, more extreme winter conditions), we may be required to purchase additional natural gas supplies or purchase natural gas at elevated prices, which could adversely affect our borrowing levels, liquidity and financial condition.

Peoples’ tariff rate schedules contain Purchased Gas Adjustment (“PGA”) clauses that permit filings for rate adjustments to recover the cost of purchased gas. Subject to regulatory approval, as described below, changes in the cost of purchased gas are flowed through to customers and may affect uncollectible amounts and cash flows and can therefore impact our financial condition and results of operations.

The state regulatory commissions approve the PGA changes on an interim basis, subject to refund and the outcome of a subsequent audit and prudence review. Due to such review process, there is a risk of a disallowance of full recovery of these costs. We are also subject to regulations and standards regarding the amount of lost and unaccounted for gas that may be recovered from customers. Any material disallowance of purchased gas costs would adversely affect our financial condition and results of operations.

Increases in the prices that we charge for gas may also adversely affect our business because increased prices could lead customers to reduce usage and cause some customers to have difficulty paying the resulting higher bills. These higher prices may increase bad debt expenses and ultimately reduce earnings. Rapid increases in the price of purchased gas may result in an increase in short-term debt.

Peoples’ nonregulated companies purchase natural gas utilizing a combination of requirements contracts, some of which contain minimum purchase obligations, monthly spot purchase contracts and forward purchase contracts. Although price risk for the non-regulated companies is mitigated to a degree by efforts aimed at balancing supply and demand, there are practical limitations on the ability to accurately predict demand and any failure to do so could adversely affect our financial condition and results of operations.

Workforce-related risks may affect our results of operations.

We are subject to various workforce-related risks, including the risk that we will be unable to attract and retain qualified personnel for our water, wastewater and natural gas operations, that we will be unable to effectively transfer the knowledge and expertise of an aging workforce to new personnel as those workers retire, and that we will be unable to reach collective bargaining arrangements with the unions that represent certain of our workers, which could result in work stoppages. Additionally, we rely on outside resources to supplement our workforce, including construction crews which are key to our infrastructure replacement program. We face the same risks associated with these outside resources as we do with our own workforce. As a result, we may be unable to hire or retain an adequate number of individuals who are knowledgeable about public utilities, water or the natural gas industry or face a lengthy time period associated with skill development and knowledge transfer. Failure to address these risks may result in increased operational and safety risks as well as increased costs. Even with reasonable plans in place to address succession planning and workforce training, we cannot control the future availability of qualified labor. If we are unable to successfully attract and retain an appropriately qualified workforce, it could adversely affect our financial condition and results of operations.

Global or regional health pandemics, epidemics or similar public health threats, including COVID-19, could negatively impact our business, outlook, financial condition, results of operations and liquidity.

Our business and financial results could be negatively impacted by the COVID-19 pandemic or other pandemics, epidemics or similar public health threats. The severity, magnitude and duration of COVID-19 is uncertain, rapidly changing and hard to predict. In 2020, COVID-19 has significantly impacted economic activity and markets around the world, including in our service areas, and it could negatively impact our business in numerous ways, including, but not limited to, those outlined below:

•we expect reduced demand from our commercial customers and shifts in demand for our regulated utility services;

•our ability to maintain our service to customers may be impaired because of shutdowns and/or illness and travel restrictions among our employees or employees of other companies on whom we rely;

•we expect that some of our customers may become unable to pay for our services, and we are temporarily limited in our ability to disconnect service for non-payment, and state regulators may impose bill deferral programs, all of which could impact our business, results of operations, liquidity and financial condition;

•the COVID-19 pandemic may limit or curtail significantly or entirely the ability of public utility commissions to approve or authorize applications and other requests we may make with respect to our regulated water and natural gas businesses;

•our supply chain and our ability to complete maintenance, repairs and capital programs, could be impacted, which could result in delays and/or increased costs; and

•the COVID-19 pandemic has increased volatility and pricing in the capital markets, and we might not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase.

These and other impacts of COVID-19 or other global or regional health pandemics, epidemics or similar public health threats could also have the effect of heightening many of the other risks described in “Risk Factors” in the Form 10-K and the other reports we file from time to time with the SEC. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results of operations, financial condition and liquidity. The ultimate impact of COVID-19 on our business depends on factors beyond our knowledge or control, including the duration and severity of the outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Any of these factors could have a negative impact on our business, outlook, financial condition, and results of operations, which impact could be material.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2020:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
January 1 - 31, 2020	2,592	$46.37	-	-
February 1 - 29, 2020	79,130	$53.31	-	-
March 1 - 31, 2020	-	$-	-	-
Total	81,722	$53.09	-	-

(1)These amounts include the following: (a) 80,209 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation; and (b) 1,513 shares we acquired from our employees who elected to pay the exercise price of their stock options (and then hold shares of the stock), upon exercise, by delivering to us shares of or common stock in accordance with the terms of our equity compensation plan that were previously approved by our shareholders and disclosed in our proxy statements. These features of our equity compensation plan are available to all employees who receive stock-based compensation under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the option exercise.

Unregistered Sales of Equity Securities

On March 16, 2020, in connection with the Peoples Gas Acquisition, the Company issued and sold 21,661,095 shares of common stock, par value $0.50 per share (the “Common Stock”) to the CPP Investment Board PMI-2 Inc. (the “Investor”), an affiliate of Canada Pension Plan Investment Board (“CPP Investments”). The shares of Common Stock issued and sold to Investor were priced at $34.62 per share, resulting in proceeds of $749,907,109 (the “Private Placement”). The net proceeds from the Private Placement were used to fund a portion of the purchase price for the Peoples Gas Acquisition. The Private Placement was completed in accordance with the terms of the previously announced Stock Purchase Agreement entered into on March 29, 2019, between the Company and CPP Investments (and assigned by CPP Investments to the Investor) and disclosed in the Company’s Current Report on Form 8-K filed on March 29, 2019.

The Private Placement of the shares of Common Stock pursuant to the Stock Purchase Agreement was undertaken in reliance upon an exemption from the registration requirements under Section 4(a)(2) of the Securities Act.

The shares of Common Stock issued and sold in the Private Placement described above have not been registered under the Securities Act and may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act.

Item 6 – Exhibits

Exhibit No.	Description
3.1

Amendment to Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2020)

3.2*	Amendment to the Amended and Restated Bylaws of the Registrant

4.1

Fourth Supplemental Indenture, dated as of April 15, 2020, between Essential Utilities, Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 15, 2020)

4.2	Form of Global Note for the 2030 Notes (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 15, 2020)

4.3	Form of Global Note for the 2050 Notes (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on April 15, 2020)

4.4*

Bond Purchase Agreement, dated May 1, 2020, by and among Aqua Pennsylvania. Inc., Teacher Insurance and Annuity Association of America, Metropolitan Life Insurance Company, MetLife Insurance K.K., Metropolitan Tower Life Insurance Company, Rothesay Life PLC, American General Life Insurance Company, The United States Life Insurance Company in the City of New York, The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Banner Life Insurance Company, West Coast Life Insurance Company, Manulife (International) Limited, Manufacturers Life Reinsurance Limited, Manulife Insurance Company

10.1*

Third Amendment to Revolving Credit Agreement, dated as of November 8, 2019 between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank of Pennsylvania, TD Bank, N.A., and Huntington National Bank

10.2

Form of Incremental Facility Amendment Agreement, dated March 13, 2020, between the Company and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 16, 2020)

10.3

Form of Credit Agreement, dated March 13, 2020 between the Company and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 16, 2020)

10.4* **	Form of Stock Award Grant Instrument

10.5

Credit Agreement, dated April 3, 2020, among the Company, the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 3, 2020)

10.6	PNG Companies LLC, Note Purchase Agreement, dated as of February 26, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2020)

10.7

PNG Companies LLC, First Amendment, dated as of August 10, 2011, to Note Purchase Agreement dated as of February 26, 2010 (incorporated by reference to Exhibit 10.1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2020)

10.8

PNG Companies LLC, Second Amendment, dated as of August 22, 2013, to Note Purchase Agreement dated as of February 26, 2010, as amended (incorporated by reference to Exhibit 10.1.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2020)

10.9

PNG Companies LLC, Third Amendment, dated as of November 9, 2017, to Note Purchase Agreement dated as of February 26, 2010, as amended and supplemented (incorporated by reference to Exhibit 10.1.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2020)

10.10

PNG Companies LLC, First Supplement, dated as of December 12, 2013, to Note Purchase Agreement dated as of February 26, 2010, as amended (incorporated by reference to Exhibit 10.1.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2020)

10.11

PNG Companies LLC, Second Supplement, dated as of July 14, 2017, to Note Purchase Agreement dated as of February 26, 2010, as amended and supplemented (incorporated by reference to Exhibit 10.1.5 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2020)

10.12

PNG Companies LLC, Third Supplement, dated as of September 20, 2017, to Note Purchase Agreement dated as of February 26, 2010, as amended and supplemented (incorporated by reference to Exhibit 10.1.6 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2020)

10.13

PNG Companies LLC, Fourth Supplement, dated as of November 9, 2017, to Note Purchase Agreement dated as of February 26, 2010, as amended and supplemented (incorporated by reference to Exhibit 10.1.7 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2020)

10.14

PNG Companies LLC, Fifth Supplement, dated as of December 20, 2017, to Note Purchase Agreement dated as of February 26, 2010, as amended and supplemented (incorporated by reference to Exhibit 10.1.8 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2020)

31.1	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith

** Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

May 8, 2020

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer