Form 10-Q
period 2020-06-30
Essential Utilities, Inc.
filed 2020-08-06
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 2020: 245,151,093

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Assets	2020	2019
Property, plant and equipment, at cost	$11,012,300	$8,201,936
Less: accumulated depreciation	1,961,540	1,856,146
Net property, plant and equipment	9,050,760	6,345,790

Current assets:
Cash and cash equivalents	7,227	1,868,922
Accounts receivable, net	152,902	67,137
Unbilled revenues	60,835	40,483
Inventory - materials and supplies	22,660	18,379
Inventory - gas stored	27,424	-
Prepayments and other current assets	34,194	16,259
Regulatory assets	5,654	2,389
Assets held for sale	1,558	1,558
Total current assets	312,454	2,015,127

Regulatory assets	1,198,340	875,743
Deferred charges and other assets, net	53,636	42,652
Investment in joint venture	5,943	5,984
Funds restricted for construction activity	1,223	-
Goodwill	2,333,535	63,822
Operating lease right-of-use assets	63,697	12,867
Intangible assets	8,820	-
Total assets	$13,028,408	$9,361,985

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Liabilities and Equity	2020	2019
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 248,342,756 and 223,871,284 as of June 30, 2020 and December 31, 2019	$124,171	$111,935
Capital in excess of par value	3,366,695	2,636,555
Retained earnings	1,226,622	1,210,072
Treasury stock, at cost, 3,192,646 and 3,112,565 shares as of June 30, 2020 and December 31, 2019	(81,954)	(77,702)
Total stockholders' equity	4,635,534	3,880,860

Long-term debt, excluding current portion	5,213,370	2,972,349
Less: debt issuance costs	38,769	29,022
Long-term debt, excluding current portion, net of debt issuance costs	5,174,601	2,943,327
Commitments and contingencies (See Note 15)

Current liabilities:
Current portion of long-term debt	87,839	105,051
Loans payable	15,000	25,724
Accounts payable	124,117	74,919
Book overdraft	19,534	10,944
Accrued interest	42,430	29,818
Accrued taxes	30,735	22,775
Regulatory liabilities	28,046	4,612
Other accrued liabilities	100,478	49,618
Total current liabilities	448,179	323,461

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,215,898	936,158
Customers' advances for construction	100,584	95,556
Regulatory liabilities	622,567	512,987
Asset retirement obligations	50,125	-
Operating lease liabilities	59,338	11,645
Pension and other postretirement benefit liabilities	107,899	69,406
Other	50,405	33,059
Total deferred credits and other liabilities	2,206,816	1,658,811

Contributions in aid of construction	563,278	555,526
Total liabilities and equity	$13,028,408	$9,361,985

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	June 30,
	2020	2019
Operating revenues	$384,468	$218,892

Operating expenses:
Operations and maintenance	128,604	86,445
Purchased gas	43,420	-
Depreciation	67,925	39,550
Amortization	1,967	(2,920)
Taxes other than income taxes	19,433	14,868
Total operating expenses	261,349	137,943

Operating income	123,119	80,949

Other expense (income):
Interest expense	51,666	31,727
Interest income	(196)	(8,418)
Allowance for funds used during construction	(2,230)	(3,611)
Change in fair value of interest rate swap agreements	-	(11,040)
Loss on debt extinguishment	-	18,935
Gain on sale of other assets	(20)	(48)
Equity earnings in joint venture	(470)	(1,240)
Other	(722)	1,912
Income before income taxes	75,091	52,732
Provision for income taxes (benefit)	462	(2,171)
Net income	$74,629	$54,903

Comprehensive income	$74,629	$54,903

Net income per common share:
Basic	$0.29	$0.25
Diluted	$0.29	$0.25

Average common shares outstanding during the period:
Basic	254,167	219,055
Diluted	254,434	219,790

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019
Operating revenues	$640,053	$420,024

Operating expenses:
Operations and maintenance	235,241	165,759
Purchased gas	56,190	-
Depreciation	113,491	78,624
Amortization	2,646	(2,584)
Taxes other than income taxes	35,869	29,837
Total operating expenses	443,437	271,636

Operating income	196,616	148,388

Other expense (income):
Interest expense	86,788	59,596
Interest income	(5,231)	(8,437)
Allowance for funds used during construction	(5,178)	(7,667)
Change in fair value of interest rate swap agreements	-	23,742
Loss on debt extinguishment	-	18,935
Gain on sale of other assets	(125)	(268)
Equity earnings in joint venture	(343)	(1,783)
Other	957	2,784
Income before income taxes	119,748	61,486
Provision for income taxes (benefit)	(6,662)	(10,341)
Net income	$126,410	$71,827

Comprehensive income	$126,410	$71,827

Net income per common share:
Basic	$0.52	$0.36
Diluted	$0.50	$0.36

Average common shares outstanding during the period:
Basic	245,144	198,747
Diluted	254,452	199,303

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		June 30,	December 31,
		2020	2019
Stockholders' equity:
Common stock, $0.50 par value		$124,171	$111,935
Capital in excess of par value		3,366,695	2,636,555
Retained earnings		1,226,622	1,210,072
Treasury stock, at cost		(81,954)	(77,702)
Total stockholders' equity		4,635,534	3,880,860

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	2,952	3,474
1.00% to 1.99%	2020 to 2039	10,428	10,733
2.00% to 2.99%	2022 to 2033	116,941	15,674
3.00% to 3.99%	2020 to 2056	1,320,917	655,685
4.00% to 4.99%	2020 to 2059	1,417,085	1,054,791
5.00% to 5.99%	2020 to 2043	65,646	60,683
6.00% to 6.99%	2022 to 2036	35,376	31,000
7.00% to 7.99%	2022 to 2027	30,327	30,751
8.00% to 8.99%	2021 to 2025	4,732	5,026
9.00% to 9.99%	2020 to 2026	19,300	19,300
		3,023,704	1,887,117

Notes payable to bank under revolving credit agreement, variable rate, due 2023		21,504	-
Unsecured notes payable:
Bank note at 3.50% due 2020		-	50,000
Amortizing notes at 3.00% due 2022		80,074	99,356
Notes at 2.704% due 2030		500,000	-
Notes ranging from 3.01% to 3.59% due 2029 through 2050		1,125,000	490,000
Notes at 4.28%, due 2049		500,000	500,000
Notes ranging from 5.64% to 5.95%, due 2020 through 2034		50,927	50,927
		5,301,209	3,077,400

Current portion of long-term debt		87,839	105,051
Long-term debt, excluding current portion		5,213,370	2,972,349
Less: debt issuance costs		38,769	29,022
Long-term debt, excluding current portion, net of debt issuance costs		5,174,601	2,943,327
Total capitalization		$9,810,135	$6,824,187

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2019	$111,935	$2,636,555	$1,210,072	$(77,702)	$3,880,860
Net income	-	-	51,781	-	51,781
Dividends declared ($0.2343 per share)	-	-	(52,205)	-	(52,205)
Issuance of common stock from private placement (21,661,095 shares)	10,831	719,304	-	-	730,135
Issuance of common stock from stock purchase contracts (2,335,654 shares)	1,168	(1,168)	-	-	-
Issuance of common stock under dividend reinvestment plan (86,969 shares)	43	4,019	-	-	4,062
Repurchase of stock (81,722 shares)	-	-	-	(4,339)	(4,339)
Equity compensation plan (223,495 shares)	112	(112)	-	-	-
Exercise of stock options (56,106 shares)	28	922	-	-	950
Stock-based compensation	-	2,072	(147)	-	1,925
Other	-	(6)	-	-	(6)
Balance at March 31, 2020	124,117	3,361,586	1,209,501	(82,041)	4,613,163
Net income	-	-	74,629	-	74,629
Dividends declared ($0.2343 per share)	-	-	(57,414)	-	(57,414)
Expenses incurred for private placement issuance of common stock	-	(834)	-	-	(834)
Issuance of common stock under dividend reinvestment plan (100,148 shares)	50	3,949	-	-	3,999
Repurchase of stock (100 shares)	-	-	-	(4)	(4)
Equity compensation plan (4,594 shares)	2	(2)	-	-	-
Exercise of stock options (3,411 shares)	2	115	-	-	117
Stock-based compensation	-	1,918	(94)	-	1,824
Other	-	(37)	-	91	54
Balance at June 30, 2020	$124,171	$3,366,695	$1,226,622	$(81,954)	$4,635,534

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

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$126,410	$71,827
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	116,137	76,040
Deferred income taxes	(11,959)	(11,884)
Provision for doubtful accounts	11,599	2,127
Stock-based compensation	3,708	4,058
Gain on sale of other assets	(125)	(268)
Gain on sale of utility system	-	(403)
Loss on interest rate swap agreements	-	23,742
Loss on debt extinguishment	-	18,935
Settlement of interest rate swap agreements	-	(83,520)
Net change in receivables, inventory and prepayments	45,328	(5,672)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(39,019)	(658)
Pension and other postretirement benefits contributions	(3,784)	(6,595)
Other	(3,093)	(186)
Net cash flows from operating activities	245,202	87,543
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $1,708 and $2,117	(293,090)	(269,171)
Acquisitions of utility systems, net	(3,467,060)	(519)
Net proceeds from the sale of other assets	232	2,182
Other	(17)	983
Net cash flows used in investing activities	(3,759,935)	(266,525)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	3,001	5,914
Repayments of customers' advances	(1,827)	(1,488)
Net repayments of short-term debt	(192,605)	(9,373)
Proceeds from long-term debt	2,838,664	1,136,000
Repayments of long-term debt	(1,627,300)	(825,642)
Extinguishment of long-term debt	-	(25,237)
Change in cash overdraft position	8,590	13,343
Issuance of common stock under dividend reinvestment plan	8,061	4,420
Issuance of common stock from private placement	729,301	-
Proceeds from stock issued to finance acquisition	-	1,264,125
Proceeds from tangible equity unit issuance	-	674,170
Proceeds from exercised stock options	1,067	1,546
Repurchase of common stock	(4,343)	(1,859)
Dividends paid on common stock	(109,619)	(86,263)
Other	48	(225)
Net cash flows from financing activities	1,653,038	2,149,431
Net change in cash and cash equivalents	(1,861,695)	1,970,449
Cash and cash equivalents at beginning of period	1,868,922	3,627
Cash and cash equivalents at end of period	$7,227	$1,974,076

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$78,384	$44,809
Non-cash customer advances and contributions in aid of construction	18,883	21,527

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

On March 16, 2020 Essential Utilities, Inc. completed the acquisition of Peoples Natural Gas (the “Peoples Gas Acquisition”), which expanded the Company’s regulated utility business to include natural gas distribution, serving approximately 747,000 natural gas utility customers in western Pennsylvania, West Virginia, and Kentucky. The results of Peoples Natural Gas (“Peoples”) are included in our unaudited Consolidated Financial Statements since the date of the acquisition. See Note 3 – Acquisitions for further information and Note 14 – Segment Information for information on our reportable segments.

The accompanying consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at June 30, 2020, the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2020 and 2019, the consolidated statements of cash flow for the six months ended June 30, 2020 and 2019, and the consolidated statements of equity for the six months ended June 30, 2020 and 2019 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present a fair statement of its consolidated financial position, consolidated changes in equity, consolidated results of operations, and consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. The December 31, 2019 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2019 audited consolidated financial statements but does not include all disclosures and notes normally provided in annual financial statements. The following prior period amounts have been reclassified to conform to the current period presentation:

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The current novel coronavirus (“COVID-19”) pandemic has caused significant social and economic restrictions that have been imposed in the United States and abroad, which has resulted in significant volatility in the global economy and led to reduced economic activity in some industries. In the preparation of these financial statements and related disclosures, we have assessed the impact that COVID-19 has had on our estimates, assumptions, forecasts, and accounting policies. Because of the essential nature of our business, we do not believe the COVID-19 pandemic had a material impact on our estimates, assumptions and forecasts used in the preparation of our financial statements, although we continue to monitor this closely. As the COVID-19 situation is unprecedented and ever evolving, future events and effects related to COVID-19 cannot be determined with precision, and actual results could significantly differ from our estimates or forecasts.

There have been no changes to the summary of significant accounting policies previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, other than as described below as a result of the completion of the Peoples Gas Acquisition:

•Inventories: The Company accounts for gas in storage inventory using the weighted average cost of gas method.

•Intangible assets: The Company’s intangible assets consist of customer relationships for our non-regulated natural gas operations, and non-compete agreements with certain former employees of Peoples. These intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years for the customer relationships and five years for the non-compete agreements.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	June 30, 2020				June 30, 2019
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$146,621	$23,631	$86,191	$-	$126,550	$20,263	$-
Commercial	31,318	4,942	11,964	-	35,155	3,797	-
Fire protection	8,769	-	-	-	8,260	-	-
Industrial	7,120	396	1,880	-	7,456	487	-
Gas transportation	-	-	40,235	-	-	-	-
Other water	6,695	-	-	-	11,038	-	-
Other wastewater	-	1,263	-	-	-	1,423	-
Other utility	-	-	5,684	5,831	-	-	3,362
Revenues from contracts with customers	200,523	30,232	145,954	5,831	188,459	25,970	3,362
Alternative revenue program	340	(83)	72	-	317	(102)	-
Other and eliminations	-	-	854	745	-	-	886
Consolidated	$200,863	$30,149	$146,880	$6,576	$188,776	$25,868	$4,248

	Six Months Ended				Six Months Ended
	June 30, 2020				June 30, 2019
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$273,635	$46,246	$109,091	$-	$240,597	$40,210	$-
Commercial	66,618	9,393	15,893	-	65,446	7,364	-
Fire protection	17,414	-		-	16,338	-	-
Industrial	14,062	842	2,314	-	14,321	968	-
Gas transportation	-	-	49,704	-	-	-	-
Other water	13,855	-	-	-	23,845	-	-
Other wastewater	-	1,987	-	-	-	2,819	-
Other utility	-	-	6,905	9,544	-	-	6,252
Revenues from contracts with customers	385,584	58,468	183,907	9,544	360,547	51,361	6,252
Alternative revenue program	59	(105)	154	-	281	(215)	-
Other and eliminations	-	-	854	1,588	-	-	1,798
Consolidated	$385,643	$58,363	$184,915	$11,132	$360,828	$51,146	$8,050

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

Other Utility Revenues – Other utility revenues represent revenues earned primarily from: antenna revenues, which represent fees received from telecommunication operators that have put cellular antennas on our water towers; operation and maintenance and billing contracts, which represent fees earned from municipalities for our operation of their water or wastewater treatment services or performing billing services; fees earned from developers for accessing our water mains; miscellaneous service revenue from gas distribution operations; gas processing and handling revenue; sales of natural gas at market-based rates and contracted fixed prices; sales of gas purchased from third parties; and other gas marketing activities. The performance obligations vary for these revenues, but all are primarily recognized over time as the service is delivered.

Alternative Revenue Program:

•Water / Wastewater Revenues: These revenues represent the difference between the actual billed utility volumetric water and wastewater revenues for Aqua Illinois and the revenues set in the last Aqua Illinois rate case. In accordance with the Illinois Commerce Commission, we recognize revenues based on the target amount established in the last rate case, and then record either a regulatory asset or liability based on the cumulative annual difference between the target and actual, which results in either a refund due to customers or a payment from customers. The cumulative annual difference is either refunded to customers or collected from customers over a nine-month period.

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

Note 3 – Acquisitions

Peoples Gas Acquisition

On March 16, 2020 (the “Closing Date”), the Company completed the Peoples Gas Acquisition and paid cash consideration of $3,465,344, which is subject to adjustment based upon the terms of the purchase agreement. Purchase price adjustments include the completion of a closing balance sheet, which was provided to the seller, and the finalization of an adjustment for utility capital expenditures made by the seller during the period between November 1, 2018 and closing. There is a dispute between the parties regarding this adjustment and it’s expected the matter will be resolved in accordance with the provisions of the purchase agreement. The estimated purchase price paid by the Company was determined as follows:

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

The Company accounted for the Peoples Gas Acquisition as a business combination using the acquisition method of accounting. The estimated purchase price is allocated to the net tangible and intangible assets based upon their estimated fair values at the date of the acquisition. The purchase price allocation is preliminary and subject to revision. The Company has not completed the allocation of the purchase price as we are finalizing the valuation of the net assets acquired, including the evaluation of certain acquired contracts, and asset retirement obligations, among others. Additionally, we are finalizing the purchase price for the capital expenditures adjustments provided for in the purchase agreement. During the second quarter of 2020, the Company recorded an adjustment to reduce goodwill by $18,240 primarily reflecting the completion of its review of the pension and other postretirement benefits obligations acquired, associated adjustments to deferred income taxes, and the valuation of intangible assets associated with customer relationships. The Company expects to finalize the purchase price allocation no later than the first quarter of 2021. Additionally, in the event we identify changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the one year measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, and we record the offset to goodwill. The preliminary purchase price allocation is as follows:

March 16,
2020
Property, plant and equipment, net	$2,468,946
Current assets	242,531
Regulatory assets	281,940
Goodwill	2,269,437
Other long-term assets	82,296
Total assets acquired	5,345,150

Current portion of long-term debt	5,136
Loans payable	181,000
Other current liabilities	183,971
Long-term debt	999,460
Deferred income taxes	232,160
Regulatory liabilities	123,029
Other long-term liabilities	155,050
Total liabilities assumed	1,879,806

Net assets acquired	$3,465,344

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

The Company incurred transaction-related expenses for the Peoples Gas Acquisition, which consists of costs recorded as operations and maintenance expenses for both the three and six months ended June 30, 2020 of $25,397, and for the three and six months ended June 30, 2019 of $12,744 and $19,390, respectively, primarily representing expenses associated with investment banking fees, employee related costs, obtaining regulatory approvals, legal expenses, and integration planning. Additionally, in the second quarter of 2019, income was recognized on the mark-to-market fair value adjustments of $11,040 through its settlement date of April 24, 2019, For the year to date 2019 period through settlement on April 24, 2019, the change in fair value of interest rate swap agreements of $23,742 represents expense recognized from the mark-to-market adjustment. The interest rate swap agreements were settled on April 24, 2019, which coincided with debt financings to partially fund the Peoples Gas Acquisition.

The results of Peoples have been included in our consolidated financial statements as of the Closing Date. Peoples contributed revenues of $188,181 and earnings of $31,753 for the period from the Closing Date to June 30, 2020. The following pro forma summary presents consolidated information as if the Peoples Gas Acquisition had occurred on January 1, 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating revenues	$384,468	$351,758	$921,121	$950,421
Net income	74,629	54,530	211,921	122,605

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

Associated with the approval of the Peoples Gas Acquisition from the Pennsylvania Public Utility Commission, the Company has committed to addressing the replacement of gathering pipe over a seven year timeframe for an estimated cost of $120,000, which will be recoverable through customer rates. Additionally, the Company has committed to provide $23,000 of customer rate credits before the end of the year 2020 to its natural gas utility customers and water and wastewater customers served by Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”). The Company expects to grant the customer rate credits to its water and wastewater customers during the third quarter of 2020, and natural gas utility customers will be granted a credit in the fourth quarter of 2020.

Water and Wastewater Utility Acquisitions

In June 2020, the Company acquired the wastewater utility system assets of East Norriton Township, Pennsylvania, which serves 4,947 customers. The total cash purchase price for the utility system was $21,000. The purchase price allocation for this acquisition consisted primarily of property, plant and equipment.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In September 2019, Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consists of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. In May 2020, Delaware County, Pennsylvania filed a lawsuit alleging that DELCORA does not have the legal authority to establish and fund a customer trust with the net proceeds of the transaction. The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of this acquisition by the issuance of common stock and by utilizing our revolving credit facility until permanent debt is secured. Closing for our acquisition of DELCORA is expected to occur in early 2021, subject to the timing of the regulatory approval processes and DELCORA’s litigation with Delaware County.

In addition to the Company’s pending acquisition of DELCORA, the Company has a purchase agreement to acquire the wastewater utility system assets of New Garden Township, Pennsylvania, which will add approximately 2,106 customers, for a total purchase price in cash of $29,500. We plan to finance the purchase price of this acquisition utilizing our revolving credit facility until permanent debt is secured. The purchase price for this acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. Closing for our acquisition of New Garden Township is expected to occur in the fourth quarter of 2020, subject to the timing of the regulatory approval processes.

Note 4 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2019	$58,981	$-	$4,841	$63,822
Goodwill acquired	118	2,269,437	-	2,269,555
Reclassification to utility plant acquisition adjustment	(91)	-	-	(91)
Other	249	-	-	249
Balance at June 30, 2020	$59,257	$2,269,437	$4,841	$2,333,535

On March 16, 2020, the Company completed the Peoples Gas Acquisition, which resulted in initial goodwill of $2,269,437, subject to adjustment over the one year measurement period. Refer to Note 3 – Acquisitions for information about the goodwill attributed to our Regulated Natural Gas segment.

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

In the first quarter of 2017, the Company decided to market for sale a water system in Texas that serves approximately 265 customers. This water system is reported as assets held for sale in the Company’s consolidated balance sheet, and pending completion of all regulatory approvals, the sale is expected to close in 2020.

Note 6 – Capitalization

Stockholders’ Equity

In May 2020, Essential Utilities’ shareholders approved an increase in the number of shares of common stock authorized, par value $0.50 per share, from 300,000,000 shares to 600,000,000 shares.

Private Placement

On March 29, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Canada Pension Plan Investment Board (the “Investor”), pursuant to which the Company has agreed to issue and sell to the Investor in a private placement (the “Private Placement”) 21,661,095 newly issued shares of common stock, par value $0.50 per share (the “Common Stock”). On March 16, 2020, in connection with the closing of the Peoples Gas Acquisition the Company closed on the Private Placement and received gross proceeds of $749,907, less expenses of $20,606. The Investor has agreed to certain transfer restrictions for a period of 15 months from the closing date of the Peoples Gas Acquisition.

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

Each Unit consists of a prepaid stock purchase contract and an amortizing note due April 30, 2022, each issued by the Company. Unless earlier settled or redeemed, each stock purchase contract will automatically settle on April 30, 2022 (subject to postponement in limited circumstances) for between 1.1790 and 1.4442 shares of the Company’s common stock, subject to adjustment, based upon the applicable market value of the common stock, as described in the final prospectus supplement relating to the Units. During the first six months of 2020, 1,979,570 stock purchase contracts were early settled by the holders of the contracts, resulting in the issuance of 2,335,654 shares of the Company’s common stock. The balance of stock purchase contracts is 7,711,138. The amortizing notes have an initial principal amount of $8.62909, or $119,081 in aggregate, and bear interest at a rate of 3.00% per year, and pay equal quarterly cash installments of $0.75000 per amortizing note (except for the July 30, 2019 installment payment, which was $0.80833 per amortizing note), that will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate will be equivalent to 6.00% per year with respect to each $50 stated amount of the Units. The amortizing notes represent unsecured senior obligations of the Company.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Long-term Debt and Loans Payable

On April 3, 2020, the Company entered into a credit agreement that provided the Company with short-term borrowing capacity of up to $500,000 in unsecured term loans, which matures on April 2, 2021. The Company borrowed the full $500,000 on April 3, 2020, which was used for general corporate purposes and to strengthen its liquidity and cash position, and maximize its financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. In May and June 2020, the Company repaid $300,000 and $200,000 of the term loans, respectively and based on the Company’s ability to access financial markets we terminated the facility. The term loans bore interest at either the Adjusted LIBO Rate or the Alternate Base Rate, as each such term is defined in the Term Loan Agreement. Amounts under the term loan could not be re-borrowed upon repayment. Additionally, on April 13, 2020, the Company issued $1,100,000 of long-term debt, less expenses of $10,525, of which $500,000 is due in 2030, and $600,000 is due in 2050 with interest rates of 2.704% and 3.351%, respectively. The Company used the proceeds from this issuance to repay in full the borrowings of $181,000 of short-term debt assumed in the Peoples Gas Acquisition, $150,000 of short-term debt issued on March 13, 2020, and to repay borrowings under its existing five year unsecured revolving credit agreement. Further, on May 1, 2020, Aqua Pennsylvania issued $175,000 of first mortgage bonds, of which $75,000 is due in 2051, $50,000 is due in 2055, and $50,000 is due in 2056 with interest rates of 3.49%, 3.54%, and 3.55%, respectively. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended June 30, 2020.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of June 30, 2020 and December 31, 2019, the carrying amount of the Company’s loans payable was $15,000 and $25,724, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents, which is comprised of uninvested cash and prior to our completion of the Peoples Gas Acquisition on March 16, 2020, the proceeds from the April 2019 issuances of common stock, tangible equity units, and long-term debt for the Peoples Gas Acquisition, which were held in an interest-bearing account, is determined based on Level 1 methods and assumptions. As of June 30, 2020, and December 31, 2019, the carrying amounts of the Company's cash and cash equivalents was $7,227 and $1,868,922, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of June 30, 2020, and December 31, 2019, the carrying amount of these securities was $22,794 and $23,419, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Unrealized gain and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net gain (loss) recognized during the period on equity securities	$(7)	$60	$(61)	$193
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$(7)	$60	$(61)	$193

The net gain (loss) recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	June 30,	December 31,
	2020	2019
Carrying amount	$5,301,209	$3,077,400
Estimated fair value	5,737,873	3,324,377

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $100,584 as of June 30, 2020, and $95,556 as of December 31, 2019. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates. Portions of these non-interest-bearing instruments are payable annually through 2030 and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest-bearing feature.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Average common shares outstanding during the period for basic computation	254,167	219,055	245,144	198,747
Effect of dilutive securities:
Issuance of common stock from private placement	-	-	8,926	-
Tangible equity units	-	423	-	212
Employee stock-based compensation	267	312	382	344
Average common shares outstanding during the period for diluted computation	254,434	219,790	254,452	199,303

For the three and six months ended June 30, 2020, the average common shares outstanding during the period for diluted computation reflects the impact of the issuance of common stock from the March 16, 2020 private placement as if the shares were issued on January 1, 2020.

For the three and six months ended June 30, 2020, the average common shares outstanding during the period for basic computation includes the weighted-average impact of 9,091,179 and 9,653,184 shares, respectively, based on the minimum number of shares of 9,091,179 to be issued in April 2022 upon settlement of the stock purchase contracts issued in April 2019 under the tangible equity units. Further, for the three and six months ended June 30, 2019, average common shares outstanding during the period for diluted computation includes the impact of the additional shares to be issued in April 2022 upon settlement of the stock purchase contracts based on the threshold appreciation price of $42.41.

For the three and six months ended June 30, 2020, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise employee stock options was less than the average market price of the Company’s common stock during this period. For the three and six months ended June 30, 2019, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise employee stock options was less than the average market price of the Company’s common stock during this period.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

Note 10 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan, (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the Plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At June 30, 2020, 2,433,726 shares were still available for issuance under the 2009 Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock-based compensation within operations and maintenance expenses	$966	$853	$1,447	$1,850
Income tax benefit	265	239	408	516

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the PSU transactions for the six months ended June 30, 2020:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	261,398	$16.35
Granted	104,559	55.65
Performance criteria adjustment	60,136	47.26
Forfeited	(2,141)	33.38
Share units issued	(169,352)	25.75
Nonvested share units at end of period	254,600	33.40

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the six months ended June 30, 2020 was $55.65 The Company did not grant PSUs for the six months ended June 30, 2019. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months. The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock-based compensation within operations and maintenance expenses	$554	$412	$1,032	$837
Income tax benefit	154	116	290	236

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the RSU transactions for the six months ended June 30, 2020:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	141,884	$34.39
Granted	60,635	49.48
Stock units vested and issued	(39,526)	31.25
Forfeited	(617)	41.75
Nonvested stock units at end of period	162,376	40.72

The per unit weighted-average fair value at the date of grant for RSUs granted during the six months ended June 30, 2020 and 2019 was $49.48 and $36.01, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock-based compensation within operations and maintenance expenses	$265	$661	$766	$988
Income tax benefit	75	186	217	278

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

The Company did not grant stock options for the six months ended June 30, 2020.

The following table summarizes stock option transactions for the six months ended June 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,041,756	$34.22
Granted	-	-
Forfeited	(15,915)	35.77
Exercised	(59,517)	17.93
Outstanding at end of period	966,324	$35.20	8.3	$6,802

Exercisable at end of period	434,930	$34.43	8.0	$3,398

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2020
Stock-based compensation within operations and maintenance expenses	$99	$117
Income tax benefit	29	34

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes restricted stock transactions for the six months ended June 30, 2020:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock at beginning of period	-	$-
Granted	11,952	33.47
Vested	-	-
Nonvested restricted stock at end of period	11,952	$33.47

The weighted-average fair value at the date of grant for restricted stock awards granted during the six months ended June 30, 2020 was $33.47. The Company did not grant restricted stock for the six months ended June 30, 2019.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock-based compensation within operations and maintenance expenses	$170	$202	$345	$382
Income tax benefit	49	58	100	110

The following table summarizes stock award transactions for the six months ended June 30, 2020:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	8,456	40.80
Vested	(8,456)	40.80
Nonvested stock awards at end of period	-	-

The weighted-average fair value at the date of grant for stock awards granted during the six months ended June 30, 2020 and 2019 was $40.80 and $38.82, respectively.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 11 – Pension Plans and Other Postretirement Benefits

The Company maintains qualified defined benefit pension plan (the “Pension Plan”), a nonqualified pension plan, and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the Company’s employees, mortality, turnover, and medical costs. The following tables provide the components of net periodic benefit cost for the Company’s legacy pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$763	$680	$1,526	$1,360
Interest cost	2,540	2,954	5,080	5,908
Expected return on plan assets	(3,938)	(3,818)	(7,876)	(7,636)
Amortization of prior service cost	148	155	296	310
Amortization of actuarial loss	1,992	1,982	3,984	3,964
Net periodic benefit cost	$1,505	$1,953	$3,010	$3,906

	Other
	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$217	$205	$434	$410
Interest cost	677	750	1,354	1,500
Expected return on plan assets	(675)	(621)	(1,350)	(1,242)
Amortization of prior service credit	(116)	(116)	(232)	(232)
Amortization of actuarial loss	156	166	312	332
Net periodic benefit cost	$259	$384	$518	$768

The Company presents the components of net periodic benefit cost other than service cost in the consolidated statements of operations and comprehensive income on the line item “Other.”

The Company made cash contributions of $3,985 to its Pension Plans during the first six months of 2020 and intends to make cash contributions of $13,790 to the Pension Plans during the remainder of 2020.

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

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$226	$441	$266	$518
Interest cost	1,090	309	1,281	363
Expected return on plan assets	(1,719)	(432)	(2,021)	(507)
Net periodic benefit (income) cost	$(403)	$318	$(474)	$374

On April 1, 2020, the Company merged the pension plans acquired in the Peoples Gas Acquisition into the Company’s Pension Plan.

Note 12 – Rate Activity

During the first six months of 2020, the Company’s water and wastewater utility operating divisions in Indiana and Ohio were granted base rate increases designed to increase total operating revenues on an annual basis by $1,054. Further, during the first six months of 2020, the Company’s water and wastewater utility operating divisions in Illinois, North Carolina, and Virginia received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $4,254.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 13 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Property	$8,275	$6,929	$15,308	$13,395
Gross receipts, excise and franchise	3,579	3,538	6,701	6,757
Payroll	4,693	2,291	8,973	5,772
Regulatory assessments	698	748	1,398	1,495
Pumping fees	1,487	1,272	2,568	2,241
Other	701	90	921	177
Total taxes other than income	$19,433	$14,868	$35,869	$29,837

Note 14 – Segment Information

On March 16, 2020, the Company completed the Peoples Gas Acquisition, marking the Company’s entrance into the regulated natural gas business. The operating results of Peoples are included in the consolidated financial statements for the period since the acquisition date. As a result, the Company now has twelve operating segments and two reportable segments. The Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies, which are organized by the states where the Company provides water and wastewater services. The eight water and wastewater utility operating segments are aggregated into one reportable segment, because each of these operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment. The Regulated Natural Gas segment is comprised of one operating segment representing natural gas utility companies, acquired in the Peoples Gas Acquisition, for which the Company provides natural gas distribution services.

In addition to the Company’s two reportable segments, we include three of our operating segments within the Other category below. These segments are not quantitatively significant and are comprised of our non-regulated natural gas operations, Aqua Infrastructure, and Aqua Resources. Our non-regulated natural gas operations consist of utility service line protection solutions and repair services to households and the operation of gas marketing and production entities. Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry. Aqua Resources manages a water system operating and maintenance contract and offers, through a third-party, water and sewer service line protection solutions and repair services to households. In addition to these segments, Other is comprised of business activities not included in the reportable segments, including corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments and intersegment eliminations. Corporate costs include general and administrative expenses, and interest expense. The Company reports these corporate costs within Other as they relate to corporate-focused responsibilities and decisions and are not included in internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents information about the Company’s reportable segments, including the operating results and capital expenditures of the Regulated Natural Gas segment for the period since the completion of the Peoples Gas Acquisition on March 16, 2020:

	Three Months Ended				Three Months Ended
	June 30, 2020				June 30, 2019
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Other	Consolidated
Operating revenues	$234,086	$146,880	$3,502	$384,468	$218,006	$886	$218,892
Operations and maintenance expense	76,645	50,876	1,083	128,604	74,082	12,363	86,445
Purchased gas	-	41,593	1,827	43,420	-	-	-
Depreciation and amortization	42,748	25,727	1,417	69,892	36,412	218	36,630
Operating income (loss)	99,794	24,693	(1,368)	123,119	93,112	(12,163)	80,949
Interest expense, net	25,970	9,334	16,166	51,470	24,067	(758)	23,309
Allowance for funds used during construction	1,911	319	-	2,230	3,611	-	3,611
Change in fair value of interest rate swap agreements	-	-	-	-	-	(11,040)	(11,040)
Equity earnings in joint venture	-	-	470	470	-	1,240	1,240
Provision for income taxes (benefit)	7,194	(2,399)	(4,333)	462	1,780	(3,951)	(2,171)
Net income (loss)	68,995	17,999	(12,365)	74,629	69,579	(14,676)	54,903

	Six Months Ended				Six Months Ended
	June 30, 2020				June 30, 2019
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Other	Consolidated
Operating revenues	$450,283	$184,915	$4,855	$640,053	$418,226	$1,798	$420,024
Operations and maintenance expense	150,339	59,533	25,369	235,241	148,420	17,339	165,759
Purchased gas	-	53,966	2,224	56,190	-	-	-
Depreciation and amortization	84,259	30,234	1,644	116,137	75,671	369	76,040
Operating income (loss)	186,300	36,530	(26,214)	196,616	165,765	(17,377)	148,388
Interest expense, net	51,505	11,926	18,126	81,557	47,725	3,434	51,159
Allowance for funds used during construction	4,823	355	-	5,178	7,667	-	7,667
Change in fair value of interest rate swap agreements	-	-	-	-	-	23,742	23,742
Equity earnings in joint venture	-	-	343	343	-	1,783	1,783
Provision for income taxes (benefit)	10,321	(5,820)	(11,163)	(6,662)	2,731	(13,072)	(10,341)
Net income (loss)	128,929	31,535	(34,054)	126,410	121,520	(49,693)	71,827
Capital expenditures	217,373	75,458	259	293,090	269,171	-	269,171

	June 30,	December 31,
	2020	2019
Total assets:
Regulated water	$7,563,782	$7,269,404
Regulated natural gas	5,156,642	-
Other	307,984	2,092,581
Consolidated	$13,028,408	$9,361,985

Note 15 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of June 30, 2020, the aggregate amount of $21,561 is

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, the Company has insurance coverage for certain of these loss contingencies, and as of June 30, 2020, estimates that approximately $9,083 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

During a portion of 2019, the Company initiated a do not consume advisory for some of its water customers in one division served by the Company’s Illinois subsidiary. Although the Company had determined that it is reasonably possible that a fine or penalty may be incurred, it cannot estimate the possible range of loss at this time and no liability has been accrued for these future costs. In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint seeks class action certification, attorney's fees, and "damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park Illinois. The complaint contains allegations of damages as a result of supplied water that exceeded the standards established by the federal Lead and Copper Rule. The complaint is in the discovery phase and class certification has not been granted. The Company plans to vigorously defend against this claim. A claim for the expenses incurred related to such claim has been submitted to the Company’s insurance carrier for potential recovery of a portion of these costs, and subsequent to June 30, 2020, on August 3, 2020, the Company received $2,874 in insurance proceeds. The Company continues to assess the potential loss contingency on this matter. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no other pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $1,852 at June 30, 2020 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Associated with the approval of the Peoples Gas Acquisition from the Pennsylvania Public Utility Commission, the Company has committed to addressing the replacement of gathering pipe over a seven year timeframe for an estimated cost of $120,000, which will be recoverable through customer rates. Additionally, the Company has committed to provide $23,000 of customer rate credits before the end of the year 2020 to its natural gas utility customers and water and wastewater customers served by Aqua Pennsylvania, Inc. The Company expects to grant the customer rate credits to its water and wastewater

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

customers during the third quarter of 2020, and natural gas utility customers will be granted a credit in the fourth quarter of 2020.

Note 16 – Income Taxes

On March 16, 2020, the Company completed the Peoples Gas Acquisition. On March 31, 2020, the Company changed the method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas subsidiary, our largest natural gas subsidiary in Pennsylvania. This change allows a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. The Company is performing an analysis to determine the ultimate amount of qualifying utility asset improvement costs eligible to be deducted under the IRS’s final tangible property regulations that will be reflected on its 2020 Federal Tax Return to be filed in October 2021.  As a result, the Company has estimated a portion of its infrastructure investment at Peoples Natural Gas since the acquisition date that will qualify as a utility system repairs deduction for 2020.  Consistent with the Company’s accounting for differences between book and tax expenditures in Pennsylvania, the Company is utilizing the flow-through method to account for this timing difference and has reduced income tax expense in the second quarter of 2020 by $5,238 and $11,176 for the six months ended June 30, 2020. In addition, the calculation to determine the income tax benefits for qualifying capital expenditures made prior to March 16, 2020 (“catch-up adjustment”) has not yet been finalized. When the analysis is complete, the Company intends to record a regulatory liability for these tax benefits that will remain on the consolidated balance sheet pending regulatory guidance.

The Company’s effective tax rate was 0.6% and (4.1)% and (5.6)% and (16.8)% for the three and six months ended June 30, 2020 and 2019, respectively. The increase in the effective tax rate for these periods can be attributed to an increase in our income before income taxes as compared to the prior period. The statutory Federal tax rate is 21% for three and six months ended June 30, 2020 and 2019. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.99% for all periods presented. In determining its interim tax provision, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations. Qualifying utility asset improvement costs and the amortization of excess deferred income taxes caused the year-to-date effective tax rate to be significantly different from the statutory rate.

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

General Information

Essential Utilities, Inc. (“we”, “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to what we estimate to be almost five million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, West Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”), provides water or wastewater services to approximately one-half of the total number of water or wastewater customers we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven other states. Additionally, pursuant to the Company’s growth strategy, commencing on March 16, 2020, with the completion of the Peoples Gas Acquisition, the Company began to provide natural gas distribution services to customers in western Pennsylvania, Kentucky, and West Virginia. Approximately 93% of the total number of natural gas utility customers we serve are in western Pennsylvania. Lastly, the Company’s market-based activities are conducted through Aqua Infrastructure, LLC and Aqua Resources, Inc. and certain other non-regulated subsidiaries of Peoples. Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry. Aqua Resources manages a water system operating and maintenance contract, and offers, through a third-party, water and sewer service line protection solutions and repair services to households. The non-

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

regulated subsidiaries of Peoples provide utility service line protection solutions and repair services to households and operates gas marketing and production entities.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

We provide a critical service to our customers, which means that it is paramount that we keep our employees who operate the business safe and informed. For example, we have taken precautions with regard to employee and facility hygiene, imposed travel restrictions on our employees and at time have directed our employees to work remotely wherever possible depending on the operating location and status of state and local regulations. We have implemented additional protocols for required work within customers’ premises to protect our employees, our customers and the public. Additionally, we have assessed and updated, where appropriate, our existing business continuity plan in the context of this pandemic, including our recent acquisition of Peoples. We also worked with our suppliers to understand the potential impacts to our supply chain. At this time, no material risks to our supply chain have been identified; however, if there were global shortages it could impact our maintenance and capital programs and the effects of any such impact cannot currently be anticipated. We continue to implement strong physical and cyber-security measures in an effort to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and maintain uninterrupted service to our customers. To maximize our financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic, we entered into a credit agreement on April 3, 2020, which provided the Company with a short-term borrowing facility of $500,000 in unsecured term loans, which was drawn, and subsequent to the Company’s $1,100,000 issuance of long-term debt on April 13, 2020, in May and June of 2020 the Company repaid $300,000 and $200,000 of the term loan, respectively, and based on the Company’s ability to access financial markets we terminated the facility.

This continues to be a rapidly evolving situation, and we will continue to monitor developments affecting our business, workforce, and suppliers and take additional precautions as we believe are warranted. We are actively monitoring our utility billings and have noticed increases in residential customer usage offset by decreases in commercial and industrial usage. In response to concerns about customer economic hardship and affordability during the COVID-19 health crisis, our state regulators mandated the temporary curtailment of certain collection practices, such as disconnections from utility service. In addition, we are monitoring collections of customer utility accounts as to potential impacts on cash flows, and increased expenses for costs associated with workforce-related expenses, security and cleaning of company offices and operating facilities, as well as other one-time expenses above the expense amounts included in general rates. Some public utility commission are issuing guidance for utilities to defer COVID-19 expenses in anticipation of seeking recovery in a future rate proceeding, and we are currently evaluating the impact of this guidance. We are continuing with our capital investment program, and based on the current situation, continue to believe we are able to complete the planned projects and improvements to our utility infrastructure. Despite our efforts, the ultimate impact to the Company of COVID-19 also depends on factors beyond our knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Although we have experienced that some of our customers are facing economic hardships due to various impacts of COVID-19 and may be unable to pay for our utility services, we do not currently anticipate a significant impact to our financial position, results of operations or cash flows as a result of the COVID-19 pandemic.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Financial Condition

With the exception of periods in 2019 when the proceeds from the April 2019 financings were held as cash pending completion of the Peoples Gas Acquisition, the Company’s consolidated balance sheet historically has had a negative working capital position whereby our current liabilities routinely exceed our current assets. Management believes that internally generated funds along with existing credit facilities, and the proceeds from the issuance of long-term debt and equity will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements for at least the next twelve months.

During the first six months of 2020, we incurred $293,090 of capital expenditures, expended $3,465,344 for the acquisition of Peoples Natural Gas, $28,504 for the acquisition of water and wastewater utility systems, issued $729,301 of common stock in a private placement, $2,838,664 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $1,627,300. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, and other enhancements and improvements. The issuance of common stock and long-term debt was comprised principally of the issuance of $1,100,000 of long-term debt on April 13, 2020, the permanent financing to complete our acquisition of Peoples, and funds borrowed under our revolving credit facility. The repayment of debt and sinking fund contributions and other loan repayments was comprised principally of the repayment of funds borrowed under our revolving credit facility.

On March 16, 2020 (the “Closing Date”), the Company completed the Peoples Gas Acquisition and paid cash consideration of $3,465,344, which is subject to adjustment based upon the terms of the purchase agreement. Purchase price adjustments include the completion of a closing balance sheet, which was provided to the seller, and the finalization of an adjustment for utility capital expenditures made by the seller during the period between November 1, 2018 and closing. There is a dispute between the parties regarding this adjustment and it’s expected the matter will be resolved in accordance with the provisions of the purchase agreement. Peoples is headquartered in Pittsburgh, Pennsylvania and serves approximately 747,000 natural gas utility customers in western Pennsylvania, West Virginia, and Kentucky. The estimated purchase price paid by the Company was determined based on a base price of $4,275,000, which was adjusted by $43,935 for an estimated change in working capital, certain capital expenditures of $247,500, and the assumption of $1,101,091 of indebtedness as of the closing date, consisting of $920,091 of senior notes and $181,000 of short-term debt. The acquisition was financed through a series of financing transactions that included the issuance of common stock from a public offering and a private placement, a tangible equity unit offering, and short and long-term debt. Refer to Note 6 – Capitalization to the consolidated financial statements for further information on these financings.

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

Associated with the approval of the Peoples Gas Acquisition from the Pennsylvania Public Utility Commission, the Company has committed to addressing the replacement of gathering pipe over a seven year timeframe for an estimated cost of $120,000, which will be recoverable through customer rates. Additionally, the Company has committed to provide $23,000 of customer rate credits before the end of the year 2020 to its natural gas utility customers and water and wastewater customers served by Aqua Pennsylvania. The Company expects to grant the customer rate credits to its water and wastewater customers during the third quarter of 2020, and natural gas utility customers will be granted a credit in the fourth quarter of 2020.

On May 18, 2019, the Company redeemed $313,500 of the Company’s outstanding notes that had maturities ranging from 2019-2037 and interest rates ranging from 3.57-5.83%. Additionally, the redemption of senior unsecured notes was subject to a make whole payment of $25,237, and $18,528 of this payment was expensed and was presented in the consolidated statements of operations and comprehensive income on the line item “loss on debt extinguishment.”  The balance of the payment, or $6,709, was deferred, as a regulatory asset, as it represents an amount by which the Company expects to receive prospective rate recovery.

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

At June 30, 2020, we had $7,227 of cash and cash equivalents compared to $1,868,922 at December 31, 2019. The cash and cash equivalents balance at December 31, 2019 included a portion of the proceeds from the April 2019 financings that were held in an interest-bearing account prior to closing of the Peoples Gas Acquisition on March 16, 2020. During the first six months of 2020, we used the proceeds on deposit from the April 2019 financings as well as the proceeds from the issuance of common stock, long-term debt, and internally generated funds to fund the cash requirements discussed above and to pay dividends.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

At June 30, 2020, our $1,000,000 unsecured revolving credit facility, which expires in December 2023, had $956,095 available for borrowing. Additionally, at June 30, 2020, we had short-term lines of credit of $135,500, of which $120,500 was available for borrowing. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of June 30, 2020, $85,000 was available for borrowing. Our short-term lines of credit of $135,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be. Additionally, on March 13, 2020, the Company entered into a 364 day $150,000 credit agreement pursuant to which the Company borrowed $150,000, which was used to fund a portion of the Peoples Gas Acquisition, in lieu of additional borrowings under our revolving credit facility, and was subsequently paid off in April 2020.

On April 3, 2020, the Company entered into a credit agreement that provided the Company with a short-term borrowing facility of $500,000 in unsecured term loans, which was drawn and matures on April 2, 2021. The Company used the proceeds from the term loans for general corporate purposes and to strengthen its liquidity and cash position, and maximize its financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. In May and June 2020, the Company repaid $300,000 and $200,000 of the term loan, respectively, and based on the Company’s ability to access financial markets we terminated the facility.

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

Consolidated Results of Operations

Analysis of Second Quarter of 2020 Compared to Second Quarter of 2019

Revenues increased by $165,576 or 75.6%, primarily due to:

•natural gas revenues of $149,637 associated with the Peoples Gas Acquisition;

•an increase in water and wastewater rates, net of infrastructure rehabilitation surcharges, of $7,584;

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•an increase in customer water consumption associated with increased residential usage, which is offset by a decrease in customer water consumption for commercial and industrial customers; and

•additional water and wastewater revenues of $3,661 associated with a larger customer base due to utility acquisitions and organic growth; offset by

•a decrease in water revenues of $449 as a result of an advisory for some of our water utility customers served by our Illinois subsidiary. We expect this decrease in revenues to continue into the second half of 2020.

Operations and maintenance expenses increased by $42,159 or 48.8%, primarily due to:

•operating costs of $52,757 associated with the Peoples Gas Acquisition, including expenses attributed to the COVID-19 pandemic of $1,041;

•additional expenses of $1,880 associated with the COVID-19 pandemic for our water utility operations consisting primarily of bad debt expense of $1,810, and the purchase of personal protective equipment and disinfecting supplies of $566, which are offset by decreases in travel expenses, office supplies, and office utility expenses;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $838; and

•expenses of $452 associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect that the expenses associated with remediating the advisory to continue in the second half of 2020; offset by

•the prior year effect of transaction expenses of $12,744 in the second quarter of 2019 for the Peoples Gas Acquisition, primarily representing expenses associated with investment banking fees, employee related expenses, obtaining regulatory approvals, legal expenses and integration planning; and

•a decrease in our self-insured employee medical plan benefits of $1,686.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Purchased gas of $43,420 in the second quarter of 2020 represents the cost of gas sold by Peoples during the period since the acquisition date of March 16, 2020. There were no corresponding amounts in prior periods.

Depreciation expense increased by $28,375 or 71.7%, primarily due to depreciation expense of $25,481 associated with our completion of the Peoples Gas Acquisition and the utility plant placed in service since June 30, 2019.

Amortization increased by $4,887 primarily due to the prior year effect of a favorable one-time adjustment recorded in the second quarter of 2019 resulting from a rate order received for our Pennsylvania water subsidiary.

Taxes other than income taxes increased by $4,565 or 30.7%, primarily due to increases in payroll taxes of $2,402 and property taxes of $1,346 resulting from additional expenses associated with acquired operations including the Peoples Gas Acquisition.

Interest expense increased by $19,939 or 62.8%, primarily due to the following items:

•an increase in average borrowings;

•interest of $9,334 on debt assumed in the Peoples Gas Acquisition; and

•interest of $1,399 on the Company’s $500,000 term loan to provide liquidity during the COVID-19 pandemic, which was repaid in May and June 2020; offset by

•a decrease in our effective interest rate.

Interest income decreased by $8,222 or 97.7%, primarily due to the utilization of the proceeds held from our April 2019 equity and debt offerings to close the Peoples Gas Acquisition on March 16, 2020.

Allowance for funds used during construction (“AFUDC”) decreased by $1,381 due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

The decrease in the change in the fair value of interest rate swap agreements of $11,040 represents the prior year effect of the income recognized on the mark-to-market adjustment recognized in the second

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

quarter of 2019 of our interest rate swap agreement, which was entered into on October 23, 2018 and was settled on April 24, 2019.

The loss on debt extinguishment of $18,935 incurred in the second quarter of 2019 resulted from the extinguishment of $313,500 of existing debt that was refinanced in May 2019.

Equity earnings in joint venture decreased by $770 due to a decrease in the sale of raw water to firms in the natural gas drilling industry.

Other decreased by $2,634 primarily due to an decrease in the non-service cost components of our net benefit cost for pension benefits.

Our effective income tax rate was 0.6% in the second quarter of 2020 and (4.1)% in the second quarter of 2019. The effective income tax rate increased due to the increase in our income before income taxes of $22,359. The Company’s provision for income taxes represents an income tax benefit due to the effects of tax deductions recognized for certain qualifying infrastructure improvements for Aqua Pennsylvania and Peoples. On March 31, 2020, we changed the method of tax accounting for certain qualifying infrastructure investments at Peoples Natural Gas, our largest natural gas subsidiary in Pennsylvania, which provided for a reduction to income tax expense of $5,238 due to the flow-through treatment of the current tax benefits.

Net income increased by $19,726 primarily as a result of the factors described above.

Analysis of First Six Months of 2020 Compared to First Six Months of 2019

Revenues increased by $220,029 or 52.4%, primarily due to:

•natural gas revenues of $188,181 associated with the Peoples Gas Acquisition;

•an increase in water and wastewater rates, net of infrastructure rehabilitation surcharges, of $20,552;

•additional water and wastewater revenues of $7,453 associated with a larger customer base due to utility acquisitions and organic growth; and

•an increase in customer water consumption associated with increased residential usage, which is offset by a decrease in customer water consumption for commercial and industrial customers; offset by

•a decrease in water revenues of $748 as a result of an advisory for some of our water utility customers served by our Illinois subsidiary. We expect this decrease in revenues to continue into the second half of 2020.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Operations and maintenance expenses increased by $69,482 or 41.9%, primarily due to:

•operating costs of $61,580 associated with the Peoples Gas Acquisition, including expenses attributed to the COVID-19 pandemic of $1,110;

•transaction expenses of $25,397 incurred in the first six months of 2020 as compared to $19,390 in the first six months of 2019 for the Peoples Gas Acquisition, primarily representing expenses associated with investment banking fees, employee related expenses, obtaining regulatory approvals, legal expenses and integration planning;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $2,327;

•additional expenses of $2,024 associated with the COVID-19 pandemic for our water utility operations consisting primarily of bad debt expense of $1,810, the purchase of personal protective equipment and disinfecting supplies of $641, which are offset by decreases in travel expenses, office supplies, and office utility expenses; and

•expenses of $1,057 associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect that the expenses associated with remediating the advisory to continue in the second half of 2020; offset by

•a decrease in our self-insured employee medical plan benefits of $1,177.

Purchased gas of $56,190 represents the cost of gas sold by Peoples during the period since the acquisition date of March 16, 2020. There were no corresponding amounts in prior periods.

Depreciation expense increased by $34,867 or 44.3%, primarily due to depreciation expense of $29,854 associated with our completion of the Peoples Gas Acquisition and the utility plant placed in service since June 30, 2019.

Amortization increased by $5,230 primarily due to the prior year effect of a favorable one-time adjustment recorded in the second quarter of 2019 resulting from a rate order received for our Pennsylvania water subsidiary.

Taxes other than income taxes increased by $6,032 or 20.2%, primarily due to increases in payroll taxes of $3,201 and property taxes of $1,913 resulting from additional expenses associated with acquired operations including the Peoples Gas Acquisition.

Interest expense increased by $27,192 or 45.6%, primarily due to the following items:

•an increase in average borrowings;

•interest of $11,221 on debt assumed in the Peoples Gas Acquisition;

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•pre-acquisition interest expense of $3,959 from the issuance of $900,000 long-term debt and $119,081 of amortizing notes in April 2019 to partially fund the Peoples Gas Acquisition; and

•interest of $1,399 on the Company’s $500,000 term loan to provide liquidity during the COVID-19 pandemic, which was repaid in May and June 2020; offset by

•a decrease in our effective interest rate.

Interest income decreased by $3,206 or 38.0%, primarily due to the utilization of the proceeds held from our April 2019 equity and debt offerings to close the Peoples Gas Acquisition on March 16, 2020.

Allowance for funds used during construction (“AFUDC”) decreased by $2,489 due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

The increase in the change in the fair value of interest rate swap agreements of $23,742 represents the prior year effect of the expense recognized on the mark-to-market adjustment recognized during the first six months of 2019 of our interest rate swap agreement, which was entered into on October 23, 2018 and was settled on April 24, 2019.

The loss on debt extinguishment of $18,935 incurred in the second quarter of 2019 resulted from the extinguishment of $313,500 of existing debt that was refinanced in May 2019.

Equity earnings in joint venture decreased by $1,440 due to a decrease in the sale of raw water to firms in the natural gas drilling industry.

Other decreased by $1,827 primarily due to an decrease in the non-service cost components of our net benefit cost for pension benefits.

Our effective income tax rate was (5.6)% in the first six months of 2020 and (16.8)% in the first six months of 2019. The effective income tax rate increased due to the increase in our income before income taxes of $58,262. The Company’s provision for income taxes represents an income tax benefit due to the effects of tax deductions recognized for certain qualifying infrastructure improvements for Aqua Pennsylvania and Peoples. On March 31, 2020, we changed the method of tax accounting for certain qualifying infrastructure investments at Peoples Natural Gas, our largest natural gas subsidiary in Pennsylvania, which provided for a reduction to income tax expense of $11,176 due to the flow-through treatment of the current tax benefits.

Net income increased by $54,583 primarily as a result of the factors described above.

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

Results of Operations – Regulated Natural Gas Segment

Upon closing on the Peoples Gas Acquisition on March 16, 2020, the operating results since the acquisition date comprises our Regulated Natural Gas segment. Our Regulated Natural Gas segment recognizes revenues by selling gas directly to customers at approved rates or by transporting gas through our pipelines at approved rates to customers that have purchased gas directly from other producers, brokers, or marketers. Natural gas sales to residential, commercial and industrial customers are seasonal, which results in higher demand for natural gas for heating purposes during the colder months.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Therefore, fluctuations in the cost of purchased gas impact operating revenues on dollar-for-dollar basis, but does not impact gross margin or operating income. Management uses gross margin, a non-GAAP financial measure, defined as operating revenues less purchased gas expense, to analyze the financial performance of our Regulated Natural Gas segment’s financial performance, as management believes gross margin provides a meaningful basis for evaluating our natural gas utility operations since purchased gas expenses are included in operating revenue and passed through to customers. The following table includes the operating results for our Regulated Natural Gas segment for the period since the acquisition date of March 16, 2020:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Operating revenues	$146,880	$184,915
Purchased gas	41,593	53,966
Gross margin (non-GAAP)	105,287	130,949
Operations and maintenance	50,876	59,533
Depreciation	25,460	29,828
Amortization	267	405
Taxes other than income taxes	3,991	4,652
Operating income (GAAP measure)	$24,693	$36,531

The term gross margin is not intended to represent operating income, the most comparable GAAP financial measure, as an indicator of operating performance and should only be used in conjunction with income from operations. In addition, our measurement of gross margin is not necessarily comparable to similarly titled measures reported by other companies.

On March 31, 2020, we changed the method of tax accounting for certain qualifying infrastructure investments at Peoples Natural Gas, our largest natural gas subsidiary in Pennsylvania, which provided for a reduction to income tax expense of $11,176 due to the flow-through treatment of the current tax

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

benefits. In addition, since the date of acquisition of March 16, 2020, operating revenues of $188,181, operations and maintenance expenses of $61,580, and earnings of $31,753 were included in our consolidated operating results reflecting our regulated and non-regulated natural gas operations.

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

(b)Changes in Internal Control over Financial Reporting

On March 16, 2020, we completed the Peoples Gas Acquisition. For additional information refer to Note 3 – Acquisitions to the consolidated financial statements included in this report. We consider this acquisition material to our business, financial condition, and results of operations, and believe the changes in our internal controls and procedures as a result of the Peoples Gas Acquisition have a material effect on our internal control over financial reporting. We are in the process of integrating Peoples internal controls over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

We are party to various legal proceedings in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, there are no pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our properties is the subject that we believe are material or are expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 under “Part 1, Item 1A – Risk Factors.” In addition, we provide the following risk factors related to our business:

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

Our business and financial results could be negatively impacted by the COVID-19 pandemic or other pandemics, epidemics or similar public health threats. The severity, magnitude and duration of COVID-19 is uncertain, rapidly changing and hard to predict. In 2020, COVID-19 has significantly impacted economic activity and markets around the world, including in our service areas, and it could negatively impact our business in numerous ways, including, but not limited to, those outlined below:

•we have experienced reduced demand from our commercial customers and shifts in demand for our regulated utility services;

•our ability to maintain our service to customers may be impaired because of shutdowns and/or illness and travel restrictions among our employees or employees of other companies on whom we rely;

•we have experienced delays in, or inability of some of our customers are unable to pay for our services, and we are temporarily limited in our ability to disconnect service for non-payment, and state regulators may impose bill deferral programs, all of which could impact our business, results of operations, liquidity and financial condition;

•the COVID-19 pandemic may limit or curtail significantly or entirely the ability of public utility commissions to approve or authorize applications and other requests we may make with respect to our regulated water and natural gas businesses; and

•our supply chain and our ability to complete maintenance, repairs and capital programs, could be impacted, which could result in delays and/or increased costs.

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

We compete with governmental entities, other regulated utilities, and strategic and financial buyers, for acquisition opportunities. As consolidation becomes more prevalent in the utility industry and competition for acquisitions increases, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions. In addition, our competitors may impede our growth by purchasing utilities near our existing operations, thereby preventing us from acquiring them. Governmental entities or environmental / social activist groups have challenged, and may in the future challenge our efforts to acquire new service territories, particularly from municipalities or municipal authorities. Additionally, on occasion we have entered into agreements to acquire water or wastewater utility systems that have been challenged by municipalities, which may impact our ability to complete the acquisition. Higher purchase prices and resulting rates may limit our ability to invest additional capital for system maintenance and upgrades in an optimal manner. Our growth could be hindered if we are not able to compete effectively for new companies and/or service territories with other companies or strategic and financial buyers that have lower costs of operations or capital, or that submit more attractive bids. Any of these risks may harm our business, financial condition, and results of operations.

We face the risk that large natural gas customers may bypass gas distribution services by gaining distribution directly from interstate pipelines, other gas distributors or other energy sources. Increased competition or other changes in legislation, regulation or policies could have a material adverse effect on our business, financial condition or results of operations. Moreover, changes in wholesale natural gas prices compared with prices for electricity, fuel oil, coal, propane or other energy sources may affect the retention of natural gas customers and may adversely impact our future financial condition and results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended June 30, 2020:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
April 1 - 30, 2020	97	$38.47	-	-
May 1 -31, 2020	3	$38.47	-	-
June 1 - 30, 2020	-	$-	-	-
Total	100	$38.47	-	-

(1)These amounts consist of 100 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the award vesting.

Item 6 – Exhibits

Exhibit No.	Description
3.1

Amended and Restated Articles of Incorporation of Essential Utilities, Inc., effective May 12, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 18, 2020)

3.2	Amended and Restated Bylaws of Essential Utilities, Inc., effective May 12, 2020 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on May 18, 2020)

31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 6, 2020

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer