Form 10-Q
period 2020-09-30
Essential Utilities, Inc.
filed 2020-11-06
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 23, 2020: 245,271,727

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Assets	2020	2019
Property, plant and equipment, at cost	$11,321,044	$8,201,936
Less: accumulated depreciation	2,060,584	1,856,146
Net property, plant and equipment	9,260,460	6,345,790

Current assets:
Cash and cash equivalents	8,494	1,868,922
Accounts receivable, net	126,774	67,137
Unbilled revenues	62,999	40,483
Inventory - materials and supplies	23,651	18,379
Inventory - gas stored	42,964	-
Prepayments and other current assets	37,551	16,259
Regulatory assets	8,113	2,389
Assets held for sale	692	1,558
Total current assets	311,238	2,015,127

Regulatory assets	1,369,823	875,743
Deferred charges and other assets, net	51,489	42,652
Investment in joint venture	1,757	5,984
Funds restricted for construction activity	1,243	-
Goodwill	2,333,627	63,822
Operating lease right-of-use assets	62,022	12,867
Intangible assets	7,829	-
Total assets	$13,399,488	$9,361,985

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Liabilities and Equity	2020	2019
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 248,457,751 and 223,871,284 as of September 30, 2020 and December 31, 2019	$124,228	$111,935
Capital in excess of par value	3,372,376	2,636,555
Retained earnings	1,220,790	1,210,072
Treasury stock, at cost, 3,186,771 and 3,112,565 shares as of September 30, 2020 and December 31, 2019	(81,641)	(77,702)
Total stockholders' equity	4,635,753	3,880,860

Long-term debt, excluding current portion	5,190,978	2,972,349
Less: debt issuance costs	38,005	29,022
Long-term debt, excluding current portion, net of debt issuance costs	5,152,973	2,943,327
Commitments and contingencies (See Note 15)

Current liabilities:
Current portion of long-term debt	205,841	105,051
Loans payable	47,185	25,724
Accounts payable	158,197	74,919
Book overdraft	29,110	10,944
Accrued interest	66,728	29,818
Accrued taxes	28,426	22,775
Regulatory liabilities	10,880	4,612
Other accrued liabilities	120,592	49,618
Total current liabilities	666,959	323,461

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,238,328	936,158
Customers' advances for construction	105,613	95,556
Regulatory liabilities	779,117	512,987
Asset retirement obligations	50,927	-
Operating lease liabilities	57,500	11,645
Pension and other postretirement benefit liabilities	98,209	69,406
Other	48,087	33,059
Total deferred credits and other liabilities	2,377,781	1,658,811

Contributions in aid of construction	566,022	555,526
Total liabilities and equity	$13,399,488	$9,361,985

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	September 30,
	2020	2019
Operating revenues	$348,647	$243,626

Operating expenses:
Operations and maintenance	136,174	82,022
Purchased gas	16,744	-
Depreciation	68,175	39,489
Amortization	1,766	444
Taxes other than income taxes	20,555	15,201
Total operating expenses	243,414	137,156

Operating income	105,233	106,470

Other expense (income):
Interest expense	49,861	32,643
Interest income	(114)	(9,680)
Allowance for funds used during construction	(3,543)	(4,613)
Gain on sale of other assets	(233)	(175)
Equity loss (earnings) in joint venture	3,626	(135)
Other	(4,127)	1,494
Income before income taxes	59,763	86,936
Provision for income taxes (benefit)	4,031	(1,553)
Net income	$55,732	$88,489

Comprehensive income	$55,732	$88,489

Net income per common share:
Basic	$0.22	$0.38
Diluted	$0.22	$0.38

Average common shares outstanding during the period:
Basic	254,280	232,053
Diluted	255,162	232,464

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019
Operating revenues	$988,700	$663,650

Operating expenses:
Operations and maintenance	371,415	247,781
Purchased gas	72,934	-
Depreciation	181,666	118,113
Amortization	4,412	(2,140)
Taxes other than income taxes	56,424	45,038
Total operating expenses	686,851	408,792

Operating income	301,849	254,858

Other expense (income):
Interest expense	136,650	92,239
Interest income	(5,346)	(18,117)
Allowance for funds used during construction	(8,721)	(12,280)
Change in fair value of interest rate swap agreements	-	23,742
Loss on debt extinguishment	-	18,920
Gain on sale of other assets	(358)	(443)
Equity loss (earnings) in joint venture	3,283	(1,918)
Other	(3,170)	4,293
Income before income taxes	179,511	148,422
Provision for income taxes (benefit)	(2,631)	(11,894)
Net income	$182,142	$160,316

Comprehensive income	$182,142	$160,316

Net income per common share:
Basic	$0.73	$0.76
Diluted	$0.71	$0.76

Average common shares outstanding during the period:
Basic	248,212	209,971
Diluted	255,139	210,335

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		September 30,	December 31,
		2020	2019
Stockholders' equity:
Common stock, $0.50 par value		$124,228	$111,935
Capital in excess of par value		3,372,376	2,636,555
Retained earnings		1,220,790	1,210,072
Treasury stock, at cost		(81,641)	(77,702)
Total stockholders' equity		4,635,753	3,880,860

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	2,805	3,474
1.00% to 1.99%	2020 to 2039	10,514	10,733
2.00% to 2.99%	2022 to 2033	116,251	15,674
3.00% to 3.99%	2020 to 2056	1,318,861	655,685
4.00% to 4.99%	2020 to 2059	1,415,221	1,054,791
5.00% to 5.99%	2020 to 2043	65,445	60,683
6.00% to 6.99%	2022 to 2036	35,347	31,000
7.00% to 7.99%	2022 to 2027	30,110	30,751
8.00% to 8.99%	2021 to 2025	4,580	5,026
9.00% to 9.99%	2020 to 2026	16,900	19,300
		3,016,034	1,887,117

Notes payable to bank under revolving credit agreement, variable rate, due 2023		140,000	-
Unsecured notes payable:
Bank note at 3.50% due 2020		-	50,000
Amortizing notes at 3.00% due 2022		70,325	99,356
Notes at 2.704% due 2030		500,000	-
Notes ranging from 3.01% to 3.59% due 2029 through 2050		1,125,000	490,000
Notes at 4.28%, due 2049		500,000	500,000
Notes ranging from 5.64% to 5.95%, due 2020 through 2034		45,460	50,927
		5,396,819	3,077,400

Current portion of long-term debt		205,841	105,051
Long-term debt, excluding current portion		5,190,978	2,972,349
Less: debt issuance costs		38,005	29,022
Long-term debt, excluding current portion, net of debt issuance costs		5,152,973	2,943,327
Total capitalization		$9,788,726	$6,824,187

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2019	$111,935	$2,636,555	$1,210,072	$(77,702)	$3,880,860
Net income	-	-	51,781	-	51,781
Dividends declared ($0.2343 per share)	-	-	(52,205)	-	(52,205)
Issuance of common stock from private placement (21,661,095 shares)	10,831	719,304	-	-	730,135
Issuance of common stock from stock purchase contracts (2,335,654 shares)	1,168	(1,168)	-	-	-
Issuance of common stock under dividend reinvestment plan (86,969 shares)	43	4,019	-	-	4,062
Repurchase of stock (81,722 shares)	-	-	-	(4,339)	(4,339)
Equity compensation plan (223,495 shares)	112	(112)	-	-	-
Exercise of stock options (56,106 shares)	28	922	-	-	950
Stock-based compensation	-	2,072	(147)	-	1,925
Other	-	(6)	-	-	(6)
Balance at March 31, 2020	124,117	3,361,586	1,209,501	(82,041)	4,613,163
Net income	-	-	74,629	-	74,629
Dividends declared ($0.2343 per share)	-	-	(57,414)	-	(57,414)
Expenses incurred for private placement issuance of common stock	-	(834)	-	-	(834)
Issuance of common stock under dividend reinvestment plan (100,148 shares)	50	3,949	-	-	3,999
Repurchase of stock (100 shares)	-	-	-	(4)	(4)
Equity compensation plan (4,594 shares)	2	(2)	-	-	-
Exercise of stock options (3,411 shares)	2	115	-	-	117
Stock-based compensation	-	1,918	(94)	-	1,824
Other	-	(37)	-	91	54
Balance at June 30, 2020	124,171	3,366,695	1,226,622	(81,954)	4,635,534
Net income	-	-	55,732	-	55,732
Dividends declared ($0.2507 per share)	-	-	(61,460)	-	(61,460)
Issuance of common stock under dividend reinvestment plan (104,637 shares)	52	4,209	-	-	4,261
Repurchase of stock (44 shares)	-	-	-	(2)	(2)
Equity compensation plan (6,088 shares)	3	(3)	-	-	-
Exercise of stock options (4,270 shares)	2	146	-	-	148
Stock-based compensation	-	2,082	(104)	-	1,978
Other	-	(753)	-	315	(438)
Balance at September 30, 2020	$124,228	$3,372,376	$1,220,790	$(81,641)	$4,635,753

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

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$182,142	$160,316
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	186,078	115,973
Deferred income taxes	1,120	(10,359)
Provision for doubtful accounts	23,598	3,622
Stock-based compensation	5,842	5,831
Gain on sale of other assets	(358)	(443)
Loss (gain) on sale of utility system	19	(403)
Loss on interest rate swap agreements	-	23,742
Loss on debt extinguishment	-	18,920
Settlement of interest rate swap agreements	-	(83,520)
Net change in receivables, inventory and prepayments	24,886	(11,657)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	12,431	13,324
Pension and other postretirement benefits contributions	(16,100)	(8,579)
Other	997	1,262
Net cash flows from operating activities	420,655	228,029
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $2,957 and $3,253	(554,141)	(401,558)
Acquisitions of utility systems, net	(3,467,032)	(619)
Net proceeds from the sale of other assets	1,063	2,361
Other	465	2,296
Net cash flows used in investing activities	(4,019,645)	(397,520)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	7,475	8,692
Repayments of customers' advances	(3,992)	(2,245)
Net repayments of short-term debt	(160,420)	(5,449)
Proceeds from long-term debt	2,957,663	1,310,061
Repayments of long-term debt	(1,647,354)	(888,951)
Extinguishment of long-term debt	-	(25,237)
Change in cash overdraft position	18,166	(3,882)
Issuance of common stock under dividend reinvestment plan	12,322	4,819
Issuance of common stock from private placement	729,301	-
Proceeds from stock issued to finance acquisition	-	1,263,099
Proceeds from tangible equity unit issuance	-	673,642
Proceeds from exercised stock options	1,215	1,735
Repurchase of common stock	(4,345)	(1,867)
Dividends paid on common stock	(171,079)	(136,821)
Other	(390)	(1,164)
Net cash flows from financing activities	1,738,562	2,196,432
Net change in cash and cash equivalents	(1,860,428)	2,026,941
Cash and cash equivalents at beginning of period	1,868,922	3,627
Cash and cash equivalents at end of period	$8,494	$2,030,568

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$96,982	$41,059
Non-cash customer advances and contributions in aid of construction	28,321	24,633

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

On March 16, 2020, Essential Utilities, Inc. completed the acquisition of Peoples Natural Gas (the “Peoples Gas Acquisition”), which expanded the Company’s regulated utility business to include natural gas distribution, serving approximately 747,000 natural gas utility customers in western Pennsylvania, West Virginia, and Kentucky. The results of Peoples Natural Gas (“Peoples”) are included in our unaudited Consolidated Financial Statements since the date of the acquisition. See Note 3 – Acquisitions for further information and Note 14 – Segment Information for information on our reportable segments.

The accompanying consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at September 30, 2020, the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2020 and 2019 the consolidated statements of cash flow for the nine months ended September 30, 2020 and 2019, and the consolidated statements of equity for the nine months ended September 30, 2020 and 2019 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present a fair statement of its consolidated financial position, consolidated changes in equity, consolidated results of operations, and consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. The December 31, 2019 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2019 audited consolidated financial statements but does not include all disclosures and notes normally provided in annual financial statements. The following prior period amounts in the consolidated balance sheet have been reclassified to conform to the current period presentation:

othe current portion of regulatory assets and liabilities; and

opension and other postretirement liabilities, which was formerly presented in non-current liabilities within other

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

The current novel coronavirus (“COVID-19”) pandemic has caused significant social and economic restrictions that have been imposed in the United States and abroad, which has resulted in significant volatility in the global economy and led to reduced economic activity in some industries. In the preparation of these financial statements and related disclosures, we have assessed the impact that the

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

COVID-19 pandemic has had on our estimates, assumptions, forecasts, and accounting policies. Because of the essential nature of our business, we do not believe the COVID-19 pandemic had a material impact on our estimates, assumptions and forecasts used in the preparation of our financial statements, although we continue to monitor this closely. As the COVID-19 situation is unprecedented and ever evolving, future events and effects related to the COVID-19 pandemic cannot be determined with precision, and actual results could significantly differ from our estimates or forecasts.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	September 30, 2020				September 30, 2019
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$157,387	$24,175	$46,913	$-	$145,643	$21,437	$-
Commercial	41,693	4,794	7,993	-	42,883	4,037	-
Fire protection	8,535	-	-	-	8,565	-	-
Industrial	9,022	388	1,407	-	8,730	390	-
Gas transportation	-	-	26,248	-	-	-	-
Other water	9,524	-	-	-	7,332	-	-
Other wastewater	-	1,462	-	-	-	758	-
Customer rate credits	(3,757)	(323)	-	-	-	-	-
Other utility	-	-	5,763	6,548	-	-	2,984
Revenues from contracts with customers	222,404	30,496	88,324	6,548	213,153	26,622	2,984
Alternative revenue program	(341)	(143)	-	-	(65)	162	-
Other and eliminations	-	-	556	803	-	-	770
Consolidated	$222,063	$30,353	$88,880	$7,351	$213,088	$26,784	$3,754

	Nine Months Ended				Nine Months Ended
	September 30, 2020				September 30, 2019
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$431,022	$70,421	$156,004	$-	$386,240	$61,647	$-
Commercial	108,311	14,186	23,887	-	108,329	11,400	-
Fire protection	26,437	-	-	-	24,903	-	-
Industrial	22,597	1,230	3,721	-	23,052	1,358	-
Gas transportation	-	-	75,951	-	-	-	-
Other water	23,378	-	-	-	31,177	-	-
Other wastewater	-	3,449	-	-	-	3,578	-
Customer rate credits	(3,757)	(323)	-	-	-	-	-
Other utility	-	-	12,672	16,088	-	-	9,234
Revenues from contracts with customers	607,988	88,963	272,235	16,088	573,701	77,983	9,234
Alternative revenue program	(281)	(248)	154	-	217	(53)	-
Other and eliminations	-	-	1,409	2,392	-	-	2,568
Consolidated	$607,707	$88,715	$273,798	$18,480	$573,918	$77,930	$11,802

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Tariff Revenues – These revenues are categorized by customer class: residential, commercial, fire protection, industrial, gas transportation, other water and other wastewater, and customer rate credits. The rates that generate these revenues are approved by the respective state utility commission, and revenues are billed cyclically and accrued for when unbilled. Other water and other wastewater revenues consist primarily of fines, penalties, surcharges, and availability lot fees. Customer rate credits represent a commitment that the Company made, associated with the approval of the Peoples Gas Acquisition by the Pennsylvania Public Utility Commission, to provide $23,000 of customer rate credits before the end of 2020 to its natural gas utility customers and water and wastewater customers served by Aqua Pennsylvania, Inc. The Company granted $4,080 of customer rate credits to its water and wastewater customers during the third quarter of 2020, and natural gas utility customers will be granted credits of $18,920 in the fourth quarter of 2020. Our performance obligation for tariff revenues is to provide potable water, wastewater treatment service, or delivery of natural gas to customers. This performance obligation is satisfied over time as the services are rendered. The amounts that the Company has a right to invoice for tariff revenues reflect the right to consideration from the customers in an amount that corresponds directly with the value transferred to the customer for the performance completed to date.

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

Alternative Revenue Program:

•Water / Wastewater Revenues: These revenues represent the difference between the actual billed utility volumetric water and wastewater revenues for Aqua Illinois and the revenues set in the last Aqua Illinois rate case. In accordance with the Illinois Commerce Commission, we recognize revenues based on the target amount established in the last rate case, and then record either a regulatory asset or liability based on the cumulative annual difference between the target and actual, which results in either a payment from customers or a refund due to customers . The cumulative annual difference is either refunded to customers or collected from customers over a nine-month period.

•Natural Gas Revenues: These revenues represent the weather-normalization adjustment (“WNA”) mechanism in place for our natural gas customers served in Kentucky. The WNA serves to minimize the effects of weather on the Company’s results for its residential and small commercial natural gas customers. This regulatory mechanism adjusts revenues earned for the variance between actual and normal weather and can have either positive (warmer than normal) or negative (colder than normal) effects on revenues. Customer bills are adjusted in the December through April billing months, with rates adjusted for the difference between actual revenues and revenues calculated under this mechanism billed to the customers.

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

Aqua Resources earns revenues by providing non-regulated water services through an operating and maintenance contract, and third party water and sewer service line protection and repair services. The performance obligations are performing agreed upon contract services to operate the water system, or allowing the use of our logo to a third party water and sewer service line repair. Revenues are primarily recognized over time as service is delivered.

Note 3 – Acquisitions

Peoples Gas Acquisition

On March 16, 2020 (the “Closing Date”), the Company completed the Peoples Gas Acquisition and paid cash consideration of $3,465,344, which is subject to adjustment based upon the terms of the purchase agreement. Purchase price adjustments include the completion of a closing balance sheet, which was provided to the seller, and the finalization of an adjustment for utility capital expenditures made by the seller during the period between November 1, 2018 and closing. There is a dispute between the parties regarding this adjustment for utility capital expenditures. It is expected the matter will be resolved in accordance with the provisions of the purchase agreement or by the competent court of law with jurisdiction over the matter. The estimated purchase price paid by the Company was determined as follows:

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

The Company accounted for the Peoples Gas Acquisition as a business combination using the acquisition method of accounting. The estimated purchase price is allocated to the net tangible and intangible assets based upon their estimated fair values at the date of the acquisition. The purchase price allocation is preliminary and subject to revision. The Company has not completed the allocation of the purchase price as we are finalizing the valuation of the net assets acquired, including the evaluation of certain acquired contracts and asset retirement obligations, among others. Additionally, we are finalizing the purchase price for the capital expenditures adjustments provided for in the purchase agreement. During the third quarter of 2020, the Company recorded an adjustment to reduce goodwill by $2,127 primarily reflecting an adjustment to deferred income taxes. The Company expects to finalize the purchase price allocation no later than the first quarter of 2021. Additionally, in the event we identify changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the one year measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, and we record the offset to goodwill. The preliminary purchase price allocation is as follows:

March 16,
2020
Property, plant and equipment, net	$2,476,551
Current assets	242,531
Regulatory assets	283,794
Goodwill	2,267,310
Other long-term assets	75,069
Total assets acquired	5,345,255

Current portion of long-term debt	5,136
Loans payable	181,000
Other current liabilities	183,971
Long-term debt	999,460
Deferred income taxes	229,581
Regulatory liabilities	123,029
Other long-term liabilities	157,734
Total liabilities assumed	1,879,911

Net assets acquired	$3,465,344

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

The Company incurred transaction-related expenses for the Peoples Gas Acquisition, which consists of costs recorded as operations and maintenance expenses in the first quarter of 2020 of $25,397, and for the three and nine months ended September 30, 2019 of $2,496 and $21,886, respectively, primarily representing expenses associated with investment banking fees, including bridge financing, employee related costs, obtaining regulatory approvals, legal expenses, and integration planning. There were no further transaction-related expenses for the Peoples Gas Acquisition in the second and third quarter of 2020. Additionally, for the year to date 2019 period through settlement on April 24, 2019, the change in fair value of interest rate swap agreements of $23,742 represents expense recognized from the mark-to-market adjustment. The interest rate swap agreements were settled on April 24, 2019, which coincided with debt financings to partially fund the Peoples Gas Acquisition.

The results of Peoples have been included in our consolidated financial statements as of the Closing Date. Peoples contributed revenues of $280,300 and earnings of $6,131 for the period from the Closing Date to September 30, 2020. The following pro forma summary presents consolidated information as if the Peoples Gas Acquisition had occurred on January 1, 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating revenues	$348,647	$341,636	$1,269,768	$1,292,057
Net income	55,732	75,461	264,785	198,066

The supplemental pro forma information is not necessarily representative of the actual results that may have occurred for these periods or of the results that may occur in the future. This supplemental pro forma information is based upon the historical operating results of Peoples for periods prior to the Closing Date, and is adjusted to reflect the effect of non-recurring acquisition-related costs, incurred in 2020 and 2019 as if they occurred on January 1, 2019, including $20,628 ($25,197 pre-tax) and $16,464 ($21,406 pre-tax) of expenses incurred in 2020 and 2019, respectively, primarily associated with investment banking fees, obtaining regulatory approvals, legal expenses and other direct costs of the Peoples Gas Acquisition, adjustments to reflect net acquisition financing as of January 1, 2019 of $39,567 ($50,883 pre-tax), the elimination of interest on debt that was not assumed in the acquisition of $7,971 ($11,210 pre-tax), and the elimination of a management fee charged quarterly to Peoples by its former parent company of $885 ($1,245 pre-tax).

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

Associated with the approval of the Peoples Gas Acquisition from the Pennsylvania Public Utility Commission, the Company has committed to addressing the replacement of gathering pipe over a seven year timeframe for an estimated cost of $120,000, which will be recoverable through customer rates. Additionally, the Company has committed to provide $23,000 of customer rate credits before the end of 2020 to its natural gas utility customers and water and wastewater customers served by Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”). The Company granted $4,080 of customer rate credits to its water and wastewater customers during the third quarter of 2020, and natural gas utility customers will be granted credits of $18,920 in the fourth quarter of 2020.

Water and Wastewater Utility Acquisitions - Completed

In October 2020, the Company acquired the water and wastewater utility system of Rockwell Utilities, which serves 256 customers in the Village of Lakemoor in Lake County, Illinois. The total cash purchase price for the utility system was $4,815. The purchase price allocation for this acquisition consisted primarily of property, plant and equipment.

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

In December 2019, the Company acquired the wastewater utility system assets of Cheltenham Township, Pennsylvania, which serves 9,887 customers for $50,250. The preliminary purchase price allocation for this acquisition consisted primarily of property, plant and equipment of $44,440 and goodwill of $5,810. Additionally, in 2019, the Company completed seven acquisitions of water and wastewater utility systems in three states adding 2,393 customers. The total purchase price of these utility systems consisted of $9,437 in cash. The purchase price allocation for these acquisitions consisted primarily of acquired property, plant and equipment and goodwill of $2,478. The pro forma effect of the utility systems acquired is not material either individually or collectively to the Company’s results of operations.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Water and Wastewater Utility Acquisitions – Pending Completion

In September 2020, the Company entered into a purchase agreement to acquire the wastewater utility system assets of Lower Makefield Township, Pennsylvania, which consists of approximately 11,000 customers for $53,000. The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate based acquired. We plan to finance the purchase price of this acquisition by utilizing our revolving credit facility until permanent debt is secured. Closing of our acquisition of the wastewater assets of Lower Makefield Township is expected to occur in the second half of 2021, subject to the timing of the regulatory approval process

In September 2019, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consists of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. In May 2020, Delaware County, Pennsylvania filed a lawsuit alleging that DELCORA does not have the legal authority to establish and fund a customer trust with the net proceeds of the transaction. The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of this acquisition by the issuance of common stock upon settlement of our forward equity sale agreement (refer to Note 6 – Capitalization for further info) and by utilizing our revolving credit facility until permanent debt is secured. Closing of our acquisition of DELCORA is expected to occur in the first half of 2021, subject to the timing of the regulatory approval process and DELCORA’s litigation with Delaware County.

In addition to the Company’s pending acquisition of Lower Makefield Township and DELCORA, the Company has a purchase agreement to acquire the wastewater utility system assets of New Garden Township, Pennsylvania, which will add approximately 2,106 customers, for a total purchase price in cash of $29,500. We plan to finance the purchase price of this acquisition utilizing our revolving credit facility until permanent debt is secured. The purchase price for this acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. Closing of our acquisition of New Garden Township is expected to occur in the fourth quarter of 2020, subject to the timing of the regulatory approval process.

Note 4 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2019	$58,981	$-	$4,841	$63,822
Goodwill acquired	2,596	2,267,310	-	2,269,906
Reclassification to utility plant acquisition adjustment	(101)	-	-	(101)
Balance at September 30, 2020	$61,476	$2,267,310	$4,841	$2,333,627

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

On March 16, 2020, the Company completed the Peoples Gas Acquisition, which resulted in goodwill of $2,267,310, subject to adjustment over the one year measurement period. Refer to Note 3 – Acquisitions for information about the goodwill attributed to our Regulated Natural Gas segment.

The reclassification of goodwill to utility plant acquisition adjustment results from a mechanism approved by the applicable utility commission. The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with some acquisition upon achieving specific objectives.

Goodwill is not amortized but is tested for impairment annually, or more often, if circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When testing goodwill for impairment, the Company may assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and entity specific events, for some or all of our reporting units to determine whether it’s more likely than not that the fair value of a reporting unit is less than its carrying amount. Alternatively, based on our assessment of the qualitative factors previously noted, we may perform a quantitative goodwill impairment test by determining the fair value of a reporting unit based on a discounted cash flow analysis. If we perform a quantitative test and determine that the fair value of a reporting unit is less than its carrying amount, we would record an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company performed a quantitative assessment for its annual test of the goodwill attributable to its Regulated Water and Aqua Resources reporting units for impairment and a qualitative assessment for its Regulated Natural Gas business reporting unit as of July 31, 2020, and concluded that it is more likely than not that the fair value of each reporting unit, which has goodwill recorded, exceeded its carrying amount, indicating that none of the Company’s goodwill was impaired.

Note 5 – Assets Held for Sale and Other Dispositions

Subsequent to September 30, 2020, on October 30, 2020 the Company sold its investment in a joint venture. Our investment represented our 49% investment in a joint venture that operates a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale of north central Pennsylvania. This investment was an unconsolidated affiliate and was accounted for under the equity method of accounting within our Aqua Infrastructure subsidiary. In the third quarter of 2020, we recorded a reserve of $3,700 associated with the anticipated sale.

In the fourth quarter of 2018, the Company decided to market for sale a water system in Virginia that serves approximately 500 customers. This water system was reported as assets held for sale in the Company’s consolidated balance sheet, and in April 2019, the Company completed the sale for proceeds of $1,882 and recognized a gain on sale of $403.

In the first quarter of 2017, the Company decided to market for sale a water system in Texas that serves approximately 265 customers. This water system was reported as assets held for sale in the Company’s consolidated balance sheet, and in September 2020, the Company completed the sale for proceeds of $395 and recognized a loss on sale of $469, of which $450 was previously reserved for in the second quarter of 2017.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 6 – Capitalization

Stockholders’ Equity

In August 2020, the Company entered into a forward equity sale agreement for 6,700,000 shares of common stock with a third party (the “forward purchaser”). In connection with the forward equity sale agreement, the forward purchaser borrowed an equal number of shares of the Company’s common stock from stock lenders and sold the borrowed shares to the public. The Company will not receive any proceeds from the sale of its common stock by the forward purchaser until settlement of the shares underlying the forward equity sale agreement. The actual proceeds to be received by the Company will vary depending upon the settlement date, the number of shares designated for settlement on that settlement date and the method of settlement. The Company intends to use any proceeds received upon settlement of the forward equity sale agreement to fund general corporate purposes, including for water and wastewater utility acquisitions, working capital and capital expenditures. The forward equity sale agreement is accounted for as an equity instrument and was recorded at a fair value of $0 at inception. The fair value will not be adjusted so long as the Company continues to meet the accounting requirements for equity instruments.

The Company may elect to settle the forward equity sale agreement by means of a physical share settlement, net cash settlement, or net share settlement, on a settlement date or dates, no later than August 10, 2021. The forward equity sale agreement provides that the forward price will be computed based upon the initial forward price of $46.00 per share, and is subsequently adjusted for a floating interest rate factor equal to a specified daily rate less a spread and scheduled dividends during the term of the agreement. As of September 30, 2020, the forward price was $45.71 per share. Under limited circumstances or certain unanticipated events, the forward purchaser also has the ability to require the Company to physically settle the forward equity sale agreement in shares prior to the maturity date. As of September 30, 2020, the Company has not settled any portion of the forward equity sale agreement.

In May 2020, the Company’s shareholders approved an increase in the number of authorized shares of common stock, par value $0.50 per share, from 300,000,000 shares to 600,000,000 shares.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Private Placement

On March 29, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Canada Pension Plan Investment Board (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Private Placement”) 21,661,095 newly issued shares of common stock, par value $0.50 per share (the “Common Stock”). On March 16, 2020, in connection with the closing of the Peoples Gas Acquisition, the Company closed on the Private Placement and received gross proceeds of $749,907, less expenses of $20,606. The Investor has agreed to certain transfer restrictions for a period of 15 months from the closing date of the Peoples Gas Acquisition.

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

Each Unit consists of a prepaid stock purchase contract and an amortizing note due April 30, 2022, each issued by the Company. Unless earlier settled or redeemed, each stock purchase contract will automatically settle on April 30, 2022 (subject to postponement in limited circumstances) for between 1.1790 and 1.4442 shares of the Company’s common stock, subject to adjustment, based upon the applicable market value of the common stock, as described in the final prospectus supplement relating to the Units. During the first nine months of 2020, 1,979,570 stock purchase contracts were early settled by the holders of the contracts, resulting in the issuance of 2,335,654 shares of the Company’s common stock. The balance of stock purchase contracts is 7,711,138. The amortizing notes have an initial principal amount of $8.62909, or $119,081 in aggregate, and bear interest at a rate of 3.00% per year, and pay equal quarterly cash installments of $0.75000 per amortizing note (except for the July 30, 2019 installment payment, which was $0.80833 per amortizing note), that will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate will be equivalent to 6.00% per year with respect to each $50 stated amount of the Units. The amortizing notes represent unsecured senior obligations of the Company.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The issuance of common stock and the Units (including the component stock purchase contracts and amortizing notes), and entry into the forward equity sales agreement were separate public issuances or offerings made by means of separate prospectus supplements pursuant to the Company’s universal “pay as you go” shelf registration statement, filed with the SEC in February 2018, which allows for the potential future offer and sale by us, from time to time, in one or more public offerings, of an indeterminate amount of the Company’s common stock, preferred stock, debt securities, and other securities specified therein at indeterminate prices. This registration statement expires in February 2021, and we intend to file a new three-year universal shelf registration statement.

The Company recorded the issuance of the purchase contract portion of the Units as additional paid-in-capital of $570,919, less allocable issuance costs of $13,530, in our financial statements. The Company recorded the amortizing notes portion of the Units of $119,081 as long-term debt and recorded allocable issuance costs of $2,828 as debt issuance costs.

Long-term Debt and Loans Payable

On April 3, 2020, the Company entered into a credit agreement that provided the Company with short-term borrowing capacity of up to $500,000 in unsecured term loans, which matures on April 2, 2021 (the “Term Loan Agreement”). The Company borrowed the full $500,000 on April 3, 2020, which was used for general corporate purposes and to strengthen its liquidity and cash position, and maximize its financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. In May and June 2020, the Company repaid $300,000 and $200,000 of the term loans, respectively, and based on the Company’s ability to access financial markets, we terminated the facility. The term loans bore interest at either the Adjusted LIBO Rate or the Alternate Base Rate, as each such term is defined in the Term Loan Agreement. Amounts under the term loan could not be re-borrowed upon repayment. Additionally, on April 13, 2020, the Company issued $1,100,000 of long-term debt, less expenses of $10,525, of which $500,000 is due in 2030, and $600,000 is due in 2050 with interest rates of 2.704% and 3.351%, respectively. The Company used the proceeds from this issuance to repay in full the borrowings of $181,000 of short-term debt assumed in the Peoples Gas Acquisition, $150,000 of short-term debt issued on March 13, 2020, and to repay borrowings under its existing five year unsecured revolving credit agreement. Further, on May 1, 2020, Aqua Pennsylvania issued $175,000 of first mortgage bonds, of which $75,000 is due in 2051, $50,000 is due in 2055, and $50,000 is due in 2056 with interest rates of 3.49%, 3.54%, and 3.55%, respectively. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

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

On May 18, 2019, the Company redeemed $313,500 of the Company’s outstanding notes (the “Company Debt Refinancing”) that had maturities ranging from 2019-2037 and interest rates ranging from 3.57-5.83%. Additionally, the Company Debt Refinancing was subject to a make whole payment of $25,237, and $18,528 of this payment was expensed in 2019 and was presented in the consolidated statements of operations and comprehensive income on the line item “loss on debt extinguishment.”  The balance of the payment, or $6,709, was deferred as a regulatory asset, as it represents an amount by which the Company expects to receive prospective rate recovery. Further, in the third quarter of 2020, the Company recorded a regulatory asset for $3,888, as it represents an amount on which the Company expects to receive prospective rate recovery. The recognition of this regulatory asset in the third quarter of 2020 has been presented in the consolidated statements of operations and comprehensive income within the line item “Other.”

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended September 30, 2020.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of September 30, 2020 and December 31, 2019, the carrying amount of the Company’s loans payable was $47,185 and $25,724, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents, which is comprised of uninvested cash and prior to our completion of the Peoples Gas Acquisition on March 16, 2020, the proceeds from the April 2019 issuances of common stock, tangible equity units, and long-term debt for the Peoples Gas Acquisition, which were held in an interest-bearing account, is determined based on Level 1 methods and assumptions. As of September 30, 2020, and December 31, 2019, the carrying amounts of the Company's cash and cash equivalents was $8,494 and $1,868,922, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of September 30, 2020, and December 31, 2019, the carrying amount of these securities was $24,855 and $23,419, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Unrealized gain and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net gain recognized during the period on equity securities	$305	$2	$244	$195
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-	-	-
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$305	$2	$244	$195

The net gain (loss) recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	September 30,	December 31,
	2020	2019
Carrying amount	$5,396,819	$3,077,400
Estimated fair value	5,925,191	3,324,377

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $105,613 as of September 30, 2020, and $95,556 as of December 31, 2019. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates. Portions of these non-interest-bearing instruments are payable annually through 2030 and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest-bearing feature.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 9 – Net Income per Common Share

Basic net income per common share is based on the weighted average number of common shares outstanding and the minimum number of shares to be issued upon settlement of the stock purchase contracts issued under the tangible equity units. Diluted net income per common share is based on the weighted average number of common shares outstanding, potentially dilutive shares, and the expected number of shares to be issued upon settlement of the stock purchase contracts issued under the tangible equity units, based on the applicable market value of our common stock. The dilutive effect of employee stock-based compensation and shares issuable under the forward equity sale agreement (from the date the Company entered into the forward equity sale agreement to the settlement date) are included in the computation of diluted net income per common share. The dilutive effect of stock-based compensation and shares issuable under the forward equity sale agreement are calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation and settlement of the forward equity sale agreement. The treasury stock method assumes that the proceeds from stock-based compensation and settlement of the forward equity sale agreement are used to purchase the Company’s common stock at the average market price during the period. The following table summarizes the shares, in thousands, used in computing basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Average common shares outstanding during the period for basic computation	254,280	232,053	248,212	209,971
Effect of dilutive securities:
Forward equity sale agreement	-	-	-	-
Issuance of common stock from private placement	-	-	5,929	-
Tangible equity units	591	-	615	-
Employee stock-based compensation	291	411	383	364
Average common shares outstanding during the period for diluted computation	255,162	232,464	255,139	210,335

For the three and nine months ended September 30, 2020, the average common shares outstanding during the period for diluted computation reflects the impact of the issuance of common stock from the March 16, 2020 private placement as if the shares were issued on January 1, 2020.

For the three and nine months ended September 30, 2020, the average common shares outstanding during the period for basic computation includes the weighted-average impact of 9,091,179 and 9,464,482 shares, respectively, based on the minimum number of shares of 9,091,179 to be issued in April 2022 upon settlement of the stock purchase contracts issued in April 2019 under the tangible equity units. Further, for the three and nine months ended September 30, 2020, average common shares outstanding during the period for diluted computation includes the impact of the additional shares to be issued in April 2022 upon settlement of the stock purchase contracts based on the threshold appreciation price of $42.41.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

For the three and nine months ended September 30, 2020, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise employee stock options was less than the average market price of the Company’s common stock during this period. For the three and nine months ended September 30, 2019, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise employee stock options was less than the average market price of the Company’s common stock during this period. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

Note 10 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the Plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At September 30, 2020, 2,427,371 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock-based compensation within operations and maintenance expenses	$918	$584	$2,364	$2,434
Income tax benefit	252	166	660	682

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the PSU transactions for the nine months ended September 30, 2020:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	261,398	$16.35
Granted	106,384	55.43
Performance criteria adjustment	60,009	47.26
Forfeited	(2,481)	35.34
Share units issued	(169,352)	25.75
Nonvested share units at end of period	255,958	33.44

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the nine months ended September 30, 2020 was $55.43 The Company did not grant PSUs during the nine months ended September 30, 2019. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months. The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock-based compensation within operations and maintenance expenses	$550	$395	$1,582	$1,231
Income tax benefit	148	112	438	348

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the RSU transactions for the nine months ended September 30, 2020:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	141,884	$34.39
Granted	61,685	49.40
Stock units vested and issued	(40,186)	31.34
Forfeited	(704)	41.87
Nonvested stock units at end of period	162,679	40.76

The per unit weighted-average fair value at the date of grant for RSUs granted during the nine months ended September 30, 2020 and 2019 was $49.40 and $36.01, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock-based compensation within operations and maintenance expenses	$279	$637	$1,046	$1,625
Income tax benefit	79	180	296	458

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

The Company did not grant stock options for the nine months ended September 30, 2020.

The following table summarizes stock option transactions for the nine months ended September 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	1,041,756	$34.22
Granted	-	-
Forfeited	(17,308)	35.78
Exercised	(63,787)	19.04
Outstanding at end of period	960,661	$35.20	8.1	$4,848

Exercisable at end of period	430,660	$34.43	7.7	$2,508

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2020
Stock-based compensation within operations and maintenance expenses	$103	$220
Income tax benefit	30	64

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes restricted stock transactions for the nine months ended September 30, 2020:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock at beginning of period	-	$-
Granted	13,228	34.02
Vested	-	-
Nonvested restricted stock at end of period	13,228	$34.02

The weighted-average fair value at the date of grant for restricted stock awards granted during the nine months ended September 30, 2020 was $34.02. The Company did not grant restricted stock for the nine months ended September 30, 2019.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock-based compensation within operations and maintenance expenses	$175	$158	$520	$540
Income tax benefit	50	46	150	156

The following table summarizes stock award transactions for the nine months ended September 30, 2020:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	12,824	40.54
Vested	(12,824)	40.54
Nonvested stock awards at end of period	-	-

The weighted-average fair value at the date of grant for stock awards granted during the nine months ended September 30, 2020 and 2019 was $40.54 and $40.41, respectively.

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

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$763	$680	$2,289	$2,040
Interest cost	2,540	2,954	7,620	8,862
Expected return on plan assets	(3,938)	(3,818)	(11,814)	(11,454)
Amortization of prior service cost	148	155	444	465
Amortization of actuarial loss	1,992	1,982	5,976	5,946
Net periodic benefit cost	$1,505	$1,953	$4,515	$5,859

	Other
	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$217	$205	$651	$615
Interest cost	677	750	2,031	2,250
Expected return on plan assets	(675)	(621)	(2,025)	(1,863)
Amortization of prior service credit	(116)	(116)	(348)	(348)
Amortization of actuarial loss	156	166	468	498
Net periodic benefit cost	$259	$384	$777	$1,152

The Company presents the components of net periodic benefit cost other than service cost in the consolidated statements of operations and comprehensive income on the line item “Other.”

The Company made cash contributions of $16,277 to its Pension Plan during the first nine months of 2020, which completed the Company’s cash contributions for the year.

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

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$229	$445	$494	$963
Interest cost	1,102	312	2,383	676
Expected return on plan assets	(1,738)	(436)	(3,759)	(944)
Net periodic benefit (income) cost	$(407)	$321	$(882)	$695

On April 1, 2020, the Company merged the pension plans acquired in the Peoples Gas Acquisition into the Company’s Pension Plan.

Note 12 – Rate Activity

Subsequent to September 30, 2020, on October 26, 2020, the Company’s water and wastewater utility operating divisions in North Carolina received an order from the North Carolina Utilities Commission resulting in an increase of $3,426 in annual revenue, and new rates went into effect on October 26, 2020.

During the first nine months of 2020, the Company’s water and wastewater utility operating divisions in Indiana and Ohio were granted base rate increases designed to increase total operating revenues on an annual basis by $1,054. Further, during the first nine months of 2020, the Company’s water and wastewater utility operating divisions in Illinois, Ohio, North Carolina, Virginia, and Pennsylvania received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $12,280.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 13 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Property	$8,437	$7,020	$23,746	$20,415
Gross receipts, excise and franchise	4,023	3,423	10,724	10,181
Payroll	4,788	2,216	13,760	7,988
Regulatory assessments	867	718	2,266	2,213
Pumping fees	1,941	1,726	4,509	3,967
Other	499	98	1,419	274
Total taxes other than income	$20,555	$15,201	$56,424	$45,038

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

In addition to the Company’s two reportable segments, we include three of our operating segments within the Other category below. These segments are not quantitatively significant and are comprised of our non-regulated natural gas operations, Aqua Infrastructure, and Aqua Resources. Our non-regulated natural gas operations consist of utility service line protection solutions and repair services to households and the operation of gas marketing and production entities. Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry. Aqua Resources manages a water system operating and maintenance contract and offers, through a third party, water and sewer service line protection solutions and repair services to households. In addition to these segments, Other is comprised of business activities not included in the reportable segments, including corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments and intersegment eliminations. Corporate costs include general and administrative expenses, and interest expense. The Company reports these corporate costs within Other as they relate to corporate-focused responsibilities and decisions and are not included in internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents information about the Company’s reportable segments, including the operating results and capital expenditures of the Regulated Natural Gas segment for the period since the completion of the Peoples Gas Acquisition on March 16, 2020:

	Three Months Ended				Three Months Ended
	September 30, 2020				September 30, 2019
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Other	Consolidated
Operating revenues	$255,725	$88,880	$4,042	$348,647	$242,856	$770	$243,626
Operations and maintenance expense	79,313	59,560	(2,699)	136,174	81,078	944	82,022
Purchased gas	-	14,841	1,903	16,744	-	-	-
Depreciation and amortization	42,955	25,793	1,193	69,941	39,781	152	39,933
Operating income (loss)	117,551	(15,459)	3,141	105,233	106,833	(363)	106,470
Interest expense, net	27,063	9,333	13,351	49,747	24,408	(1,445)	22,963
Allowance for funds used during construction	3,082	461	-	3,543	4,613	-	4,613
Change in fair value of interest rate swap agreements	-	-	-	-	-	-	-
Equity earnings (loss) in joint venture	-	-	(3,626)	(3,626)	-	135	135
Provision for income taxes (benefit)	8,081	(1,219)	(2,831)	4,031	(2,561)	1,008	(1,553)
Net income (loss)	85,379	(22,351)	(7,296)	55,732	88,888	(399)	88,489

	Nine Months Ended				Nine Months Ended
	September 30, 2020				September 30, 2019
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Other	Consolidated
Operating revenues	$706,008	$273,798	$8,894	$988,700	$661,082	$2,568	$663,650
Operations and maintenance expense	229,652	120,192	21,571	371,415	229,498	18,283	247,781
Purchased gas	-	68,807	4,127	72,934	-	-	-
Depreciation and amortization	127,214	56,026	2,838	186,078	115,454	519	115,973
Operating income (loss)	303,850	19,974	(21,975)	301,849	272,596	(17,738)	254,858
Interest expense, net	78,500	21,260	31,544	131,304	72,133	1,989	74,122
Allowance for funds used during construction	7,905	816	-	8,721	12,280	-	12,280
Change in fair value of interest rate swap agreements	-	-	-	-	-	23,742	23,742
Equity earnings (loss) in joint venture	-	-	(3,283)	(3,283)	-	1,918	1,918
Provision for income taxes (benefit)	18,402	(8,131)	(12,902)	(2,631)	291	(12,185)	(11,894)
Net income (loss)	214,376	9,177	(41,411)	182,142	210,285	(49,969)	160,316
Capital expenditures	376,064	134,632	43,445	554,141	401,558	-	401,558

	September 30,	December 31,
	2020	2019
Total assets:
Regulated water	$7,698,216	$7,269,404
Regulated natural gas	5,269,844	-
Other	431,428	2,092,581
Consolidated	$13,399,488	$9,361,985

Note 15 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of September 30, 2020, the aggregate amount of $16,917 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, the Company has insurance coverage for certain of these loss contingencies, and as of September 30, 2020, estimates that approximately $3,325 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

During a portion of 2019, the Company initiated a do not consume advisory for some of its water customers in one division served by the Company’s Illinois subsidiary. Although the Company had determined that it is reasonably possible that a fine or penalty may be incurred, it cannot estimate the possible range of loss at this time and no liability has been accrued for these future costs. In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint seeks class action certification, attorney's fees, and "damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park Illinois. The complaint contains allegations of damages as a result of supplied water that exceeded the standards established by the federal Lead and Copper Rule. The complaint is in the discovery phase and class certification has not been granted. The Company plans to vigorously defend against this claim. A claim for the expenses incurred related to such claim was submitted to the Company’s insurance carrier for potential recovery of a portion of these costs, and on August 3, 2020, the Company received $2,874 in insurance proceeds. The Company continues to assess the potential loss contingency on this matter. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no other pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $1,535 at September 30, 2020 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Associated with the approval of the Peoples Gas Acquisition from the Pennsylvania Public Utility Commission, the Company has committed to addressing the replacement of gathering pipe over a seven year timeframe for an estimated cost of $120,000, which will be recoverable through customer rates. Additionally, the Company has committed to provide $23,000 of customer rate credits before the end of 2020 to its natural gas utility customers and water and wastewater customers served by Aqua

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Pennsylvania, Inc. The Company granted $4,080 of customer rate credits to its water and wastewater customers served by Aqua Pennsylvania during the third quarter of 2020, and natural gas utility customers will be granted credits of $18,920 in the fourth quarter of 2020.

Note 16 – Income Taxes

On March 16, 2020, the Company completed the Peoples Gas Acquisition. On March 31, 2020, the Company changed the method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas subsidiary, its largest natural gas subsidiary in Pennsylvania. This change allows a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. The Company is performing an analysis to determine the ultimate amount of qualifying utility asset improvement costs eligible to be deducted under the IRS’s final tangible property regulations that will be reflected on its 2020 Federal Tax Return to be filed in October 2021.  As a result, the Company has estimated a portion of its infrastructure investment at Peoples Natural Gas since the acquisition date that will qualify as a utility system repairs deduction for 2020.  Consistent with the Company’s accounting for differences between book and tax expenditures in Pennsylvania, the Company is utilizing the flow-through method to account for this timing difference and has increased income tax expense in the third quarter of 2020 by $6,466 due to the effect of the pre-tax loss recognized by the regulated natural gas segment, and reduced income tax expense by $4,710 for the nine months ended September 30, 2020. In addition, the calculation to determine the income tax benefits for qualifying capital expenditures made prior to March 16, 2020 (“catch-up adjustment”) has been finalized. During the third quarter of 2020, the Company completed its analysis and recorded a regulatory liability of $157,171 for these tax benefits which will remain on the consolidated balance sheet pending regulatory guidance.

The Company’s effective tax rate was 6.7% and (1.8)% and (1.5)% and (8.0)% for the three and nine months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate for the third quarter can be attributed to a reduction in the income tax benefit recognized for qualifying infrastructure investments of Aqua Pennsylvania. The increase in the effective tax rate for the year-to-date period is due to an increase in our income before income taxes as compared to the prior period and the effect of the reduction in the income tax benefit recognized for qualifying infrastructure investments of Aqua Pennsylvania. The statutory Federal tax rate is 21% for three and nine months ended September 30, 2020 and 2019. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.99% for all periods presented. In determining its interim tax provision, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations. Qualifying utility asset improvement costs and the amortization of excess deferred income taxes caused the year-to-date effective tax rate to be significantly different from the statutory rate.

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

In response to the COVID-19 pandemic, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. We evaluated the provisions of the CARES Act and do not anticipate that the associated impacts, if any, will have a material effect on our financial position or liquidity.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 17 – Recent Accounting Pronouncements

Pronouncements to be adopted upon the effective date:

In August 2020, the FASB issued updated accounting guidance on accounting for convertible instruments and contracts in an entity’s own equity. The updated guidance reduces the number of accounting models for convertible debt and convertible preferred stock instruments and makes certain disclosure amendments intended to improve the information provided to users. Additionally, the guidance also amends the derivative guidance for the “own stock” scope exception, which exempts qualifying instruments from being accounted for as derivatives if certain criteria are met. Further, the standard changes the way certain convertible instruments are treated when calculating earnings per share. The updated accounting guidance is effective for fiscal years beginning after December 15, 2021 with early adoption permitted beginning in 2021. The Company is evaluating the requirements of the updated guidance to determine the impact of adoption.

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

In August 2018, the FASB issued updated accounting guidance that modifies the disclosures required for defined benefit pension and other postretirement benefit plans. The modifications in this update remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The updated accounting guidance is effective for fiscal years ending after December 15, 2020, with early adoption available. The Company has evaluated the requirements of the updated guidance and has determined the impact of adoption to not be material to the Company’s financial statement disclosures for its defined benefit pension and other postretirement benefit plans.

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

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: the expected timing of closing of our acquisitions; the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions. Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include, among others, the effects of the COVID-19 pandemic, the effects of regulation, abnormal weather, changes in capital requirements and funding, our ability to close acquisitions, changes to the capital markets, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such report and those included under the captions “Risk Factors” in our Quarterly Reports for the quarters ended March 31, 2020, June 30, 2020, and this Quarterly Report. As a result, readers are cautioned not to place undue reliance on any forward-looking statements. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

General Information

Essential Utilities, Inc. (“we”, “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to what we estimate to be almost five million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, West Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”), provides water or wastewater services to approximately one-half of the total number of water or wastewater customers we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven other states. Additionally, pursuant to the Company’s growth strategy, commencing on March 16, 2020, with the completion of the Peoples Gas Acquisition, the Company began to provide natural gas distribution services to customers in western Pennsylvania, Kentucky, and West Virginia. Approximately 93% of the total number of natural gas utility customers we serve are in western Pennsylvania. Lastly, the Company’s market-based activities are conducted through Aqua Infrastructure, LLC and Aqua Resources, Inc. and certain other non-regulated subsidiaries of Peoples. Aqua Infrastructure provides non-utility raw water supply services for firms in the natural gas drilling industry. Aqua Resources manages a water system operating and maintenance contract, and offers, through a third

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

party, water and sewer service line protection solutions and repair services to households. The non-regulated subsidiaries of Peoples provide utility service line protection solutions and repair services to households and operates gas marketing and production entities.

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

Recent Developments – COVID-19 Pandemic

The impact of the global outbreak of the current novel coronavirus (“COVID-19”) pandemic has created significant volatility in the global economy and led to reduced economic activity. We are monitoring the global outbreak of COVID-19 and taking steps to mitigate the potential risks to our employees and our customers posed by its spread, as described below.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

We provide a critical service to our customers, which means that it is paramount that we keep our employees who operate the business safe and informed. For example, we have taken precautions with regard to employee and facility hygiene, imposed travel restrictions on our employees and at time have directed our employees to work remotely wherever possible depending on the operating location and status of state and local regulations. We have implemented additional protocols for required work within customers’ premises to protect our employees, our customers and the public. Additionally, we have assessed and updated, where appropriate, our existing business continuity plan in the context of this pandemic, including our recent acquisition of Peoples. We also worked with our suppliers to understand the potential impacts to our supply chain. At this time, no material risks to our supply chain have been identified; however, if there were global shortages it could impact our maintenance and capital programs and the effects of any such impact cannot currently be anticipated. We continue to implement strong physical and cyber-security measures in an effort to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and maintain uninterrupted service to our customers. To maximize our financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic, we entered into a credit agreement on April 3, 2020, which provided the Company with a short-term borrowing facility of $500,000 in unsecured term loans, which was drawn, and subsequent to the Company’s $1,100,000 issuance of long-term debt on April 13, 2020, in May and June of 2020 the Company repaid $300,000 and $200,000 of the term loan, respectively, and based on the Company’s ability to access financial markets, we terminated the facility.

This continues to be a rapidly evolving situation, and we will continue to monitor developments affecting our business, workforce, and suppliers and take additional precautions as we believe are warranted. We are actively monitoring our utility billings and have noticed increases in residential customer usage offset by decreases in commercial and industrial usage. In response to concerns about customer economic hardship and affordability during the COVID-19 health crisis, our state regulators mandated the temporary curtailment of certain collection practices, such as disconnections from utility service. In addition, we are monitoring collections of customer utility accounts as to potential impacts on cash flows, and increased expenses for costs associated with workforce-related expenses, security and cleaning of company offices and operating facilities, as well as other one-time expenses above the expense amounts included in general rates. In some of the states where we operate, regulators have allowed utilities to resume disconnections from utility service for certain customers who have unpaid balances. Some public utility commission are issuing guidance for utilities to defer COVID-19 expenses in anticipation of seeking recovery in a future rate proceeding, and we are currently evaluating the impact of this guidance. We are continuing with our capital investment program, and based on the current situation, continue to believe we are able to complete the planned projects and improvements to our utility infrastructure. Despite our efforts, the ultimate impact to the Company of the COVID-19 pandemic also depends on factors beyond our knowledge or control, including the duration and severity of this pandemic as well as third party actions taken to contain its spread and mitigate its public health effects. Although we have experienced that some of our customers are facing economic hardships due to various impacts of the COVID-19 pandemic and may be unable to pay for our utility services, we do not currently anticipate a significant impact to our financial position, results of operations or cash flows as a result of the COVID-19 pandemic.

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

During the first nine months of 2020, we incurred $554,141 of capital expenditures, expended $28,476 for the acquisition of water and wastewater utility systems, issued $729,301 of common stock in a private placement, $2,957,663 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $1,647,354. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, construction of natural gas fueled energy plants, well and booster improvements, information technology improvements, and other enhancements and improvements. The issuance of common stock and long-term debt was comprised principally of the issuance of $1,100,000 of long-term debt on April 13, 2020, the permanent financing to complete our acquisition of Peoples, and funds borrowed under our revolving credit facility. The repayment of debt and sinking fund contributions and other loan repayments was comprised principally of the repayment of funds borrowed under our revolving credit facility.

On March 16, 2020, the Company completed the Peoples Gas Acquisition. Prior to closing, in 2019 Peoples entered into agreements to build three onsite natural gas fueled energy plants on customer-owned property in the western Pennsylvania area. During 2020, construction began on the three plants and is expected to be competed in 2021. Through September 30, 2020, Peoples has invested $50,106 to construct these plants which are included in property, plant and equipment and the construction cost is estimated to approximate $71,000. Peoples has committed to design, construct, and operate each of the plants using third-party partners. For two of the projects, Peoples will receive a fixed-fee pursuant to a 20-year agreement, with both the cost of the natural gas commodity used to fuel the plants and the operating costs of the plants being passed through to the customer. For the third plant, Peoples will receive a variable fee based on the kilowatt-hours generated by the energy plant at agreed-upon prices with the customer, with any excess kilowatts of generation sold to the local regional transmission organization over the 20-year term of the agreement.

In August 2020, we entered into a forward equity sale agreement for 6,700,000 shares of common stock with affiliates of a certain underwriter (“forward purchaser”). In connection with the forward equity sale agreement, the forward purchaser borrowed an equal number of shares of our common stock from stock lenders and sold the borrowed shares to the public. We will not receive any proceeds from the sale of our common stock by the forward purchaser until settlement of all or a portion of the forward equity sale agreement. The actual proceeds to be received by us will vary depending upon the settlement date, the number of shares designated for settlement on that settlement date and the method of settlement. We intend to use any proceeds received by us upon settlement of the forward equity sale agreement for

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

general corporate purposes, including for water and wastewater utility acquisitions, working capital and capital expenditures.

On March 16, 2020 (the “Closing Date”), the Company completed the Peoples Gas Acquisition and paid cash consideration of $3,465,344, which is subject to adjustment based upon the terms of the purchase agreement. Purchase price adjustments include the completion of a closing balance sheet, which was provided to the seller, and the finalization of an adjustment for utility capital expenditures made by the seller during the period between November 1, 2018 and the Closing Date. There is a dispute between the parties regarding this adjustment for utility capital expenditures. It is expected the matter will be resolved in accordance with the provisions of the purchase agreement or by the competent court of law with jurisdiction over the matter. Peoples is headquartered in Pittsburgh, Pennsylvania and serves approximately 747,000 natural gas utility customers in western Pennsylvania, West Virginia, and Kentucky. The estimated purchase price paid by the Company was determined based on a base price of $4,275,000, which was adjusted by $43,935 for an estimated change in working capital, certain capital expenditures of $247,500, and the assumption of $1,101,091 of indebtedness as of the Closing Date, consisting of $920,091 of senior notes and $181,000 of short-term debt. The acquisition was financed through a series of financing transactions that included the issuance of common stock from a public offering and a private placement, a tangible equity unit offering, and short and long-term debt. Refer to Note 6 – Capitalization to the consolidated financial statements for further information on these financings.

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

Associated with the approval of the Peoples Gas Acquisition from the Pennsylvania Public Utility Commission, the Company has committed to addressing the replacement of gathering pipe over a seven year timeframe for an estimated cost of $120,000, which will be recoverable through customer rates. Additionally, the Company has committed to provide $23,000 of customer rate credits before the end of 2020 to its natural gas utility customers and water and wastewater customers served by Aqua Pennsylvania. The Company granted $4,080 of customer rate credits to its water and wastewater customers during the third quarter of 2020, and natural gas utility customers will be granted credits of $18,920 in the fourth quarter of 2020.

On May 18, 2019, the Company redeemed $313,500 of the Company’s outstanding notes that had maturities ranging from 2019-2037 and interest rates ranging from 3.57-5.83%. Additionally, the redemption of senior unsecured notes was subject to a make whole payment of $25,237, and $18,528 of this payment was expensed and was presented in the consolidated statements of operations and comprehensive income on the line item “loss on debt extinguishment.”  The balance of the payment, or $6,709, was deferred, as a regulatory asset, as it represents an amount by which the Company expects to receive prospective rate recovery. Further, in the third quarter of 2020, the Company recorded a regulatory asset for $3,888, as it represents an amount on which the Company expects to receive

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

prospective rate recovery. The recognition of this regulatory asset in the third quarter of 2020 has been presented in the consolidated statements of operations and comprehensive income within the line item “Other.”

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

At September 30, 2020, we had $8,494 of cash and cash equivalents compared to $1,868,922 at December 31, 2019. The cash and cash equivalents balance at December 31, 2019 included a portion of the proceeds from the April 2019 financings that were held in an interest-bearing account prior to closing of the Peoples Gas Acquisition on March 16, 2020. During the first nine months of 2020, we used the proceeds on deposit from the April 2019 financings as well as the proceeds from the issuance of common stock, long-term debt, and internally generated funds to fund the cash requirements discussed above and to pay dividends.

At September 30, 2020, our $1,000,000 unsecured revolving credit facility, which expires in December 2023, had $837,599 available for borrowing. Additionally, at September 30, 2020, we had short-term lines of credit of $135,500, of which $88,315 was available for borrowing. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of September 30, 2020, $52,815 was available for borrowing. Our short-term lines of credit of $135,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be. Additionally, on March 13, 2020, the Company entered into a 364 day $150,000 credit agreement pursuant to which the Company borrowed $150,000, which was used to fund a portion of the Peoples Gas Acquisition, in lieu of additional borrowings under our revolving credit facility, and was subsequently paid off in April 2020.

On April 3, 2020, the Company entered into a credit agreement that provided the Company with a short-term borrowing facility of $500,000 in unsecured term loans, which was drawn and matures on April 2, 2021. The Company used the proceeds from the term loans for general corporate purposes and to strengthen its liquidity and cash position, and maximize its financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. In May and June 2020, the Company repaid $300,000 and $200,000 of the term loan, respectively, and based on the Company’s ability to access financial markets, we terminated the facility.

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

Consolidated Results of Operations

Analysis of Third Quarter of 2020 Compared to Third Quarter of 2019

Revenues increased by $105,021 or 43.1%, primarily due to:

•natural gas revenues of $92,119 associated with the Peoples Gas Acquisition;

•an increase in customer water consumption associated with increased residential usage, which is offset by a decrease in customer water consumption for commercial customers;

•additional water and wastewater revenues of $3,906 associated with a larger customer base due to utility acquisitions and organic growth; and

•an increase in water and wastewater rates, net of infrastructure rehabilitation surcharges, of $2,889; offset by

•customer rate credits of $4,080 granted to our water and wastewater customers served by Aqua Pennsylvania; and

•a decrease in water revenues of $293 as a result of an advisory for some of our water utility customers served by our Illinois subsidiary. We expect this decrease in revenues resulting from the advisory to continue into the fourth quarter of 2020.

Operations and maintenance expenses increased by $54,152 or 66.0%, primarily due to:

•operating costs of $62,156 associated with the Peoples Gas Acquisition, including expenses attributed to the COVID-19 pandemic of $6,098 primarily associated with an increase in bad debt expense of $4,423;

•additional expenses of $3,856 associated with the COVID-19 pandemic for our water utility operations consisting primarily of bad debt expense of $2,358, and the purchase of personal protective equipment and disinfecting supplies of $143, which are offset by decreases in travel expenses;

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $2,009; and

•expenses of $729 associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary, which is offset by the prior year effect of expenses of $2,284 recognized in the third quarter of 2019. We expect that the expenses associated with remediating the advisory to continue in the fourth quarter of 2020; offset by

•insurance proceeds of $2,874 received to date for expenses incurred related to the advisory for some of our water utility customers served by our Illinois subsidiary;

•the prior year effect of transaction expenses of $2,496 in the third quarter of 2019 for the Peoples Gas Acquisition, primarily representing expenses associated with obtaining regulatory approvals, investment banking fees, including bridge financing, legal expenses, and integration planning; and

•a decrease in our self-insured employee medical plan benefits of $1,331.

Purchased gas of $16,744 in the third quarter of 2020 represents the cost of gas sold by Peoples. There were no corresponding amounts in prior periods.

Depreciation expense increased by $28,686 or 72.6%, primarily due to depreciation expense of $25,525 associated with our completion of the Peoples Gas Acquisition and the utility plant placed in service since September 30, 2019.

Amortization increased by $1,322 primarily due to amortization expense of $1,258 associated with our completion of the Peoples Gas Acquisition.

Taxes other than income taxes increased by $5,354 or 35.2%, primarily due to increases in payroll taxes of $2,572 and property taxes of $1,417 resulting from additional expenses associated with acquired operations including the Peoples Gas Acquisition.

Interest expense increased by $17,218 or 52.7%, primarily due to the following items:

•an increase in average borrowings; and

•interest of $8,145 on debt assumed in the Peoples Gas Acquisition; offset by

•a decrease in our effective interest rate.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Interest income decreased by $9,566 or 98.8%, primarily due to the utilization of the proceeds held from our April 2019 equity and debt offerings to close the Peoples Gas Acquisition on March 16, 2020.

Allowance for funds used during construction (“AFUDC”) decreased by $1,070 or 23.2%, due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Equity loss (earnings) in joint venture decreased by $3,761 primarily due to a reserve of $3,700 recorded in the third quarter of 2020 reflecting a loss on sale of our joint venture investment realized in October 2020.

Other expense decreased by $5,621 primarily due to the reversal of a reserve for a regulatory asset based on the Company’s determination that prospective rate recovery is probable, and a decrease in the non-service cost components of our net benefit cost for pension benefits.

Our effective income tax rate was 6.7% in the third quarter of 2020 and (1.8)% in the third quarter of 2019. The effective income tax rate increased due to a reduction in the income tax benefit recognized due to lower tax deductions for qualifying infrastructure investments of Aqua Pennsylvania recognized in the third quarter of 2020. The Company’s provision for income taxes represented an income tax benefit in the third quarter of 2019 due to the effects of tax deductions recognized for certain qualifying infrastructure improvements for Aqua Pennsylvania.

Net income decreased by $32,757 primarily as a result of the factors described above.

Analysis of First Nine Months of 2020 Compared to First Nine Months of 2019

Revenues increased by $325,050 or 49.0%, primarily due to:

•natural gas revenues of $280,300 associated with the Peoples Gas Acquisition;

•an increase in water and wastewater rates, net of infrastructure rehabilitation surcharges, of $23,441;

•an increase in customer water consumption associated with increased residential usage, which is offset by a decrease in customer water consumption for commercial and industrial customers; and

•additional water and wastewater revenues of $11,349 associated with a larger customer base due to utility acquisitions and organic growth; offset by

•customer rate credits of $4,080 granted to our water and wastewater customers served by Aqua Pennsylvania; and

•a decrease in water revenues of $1,041 as a result of an advisory for some of our water utility customers served by our Illinois subsidiary. We expect this decrease in revenues to continue into the fourth quarter of 2020.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Operations and maintenance expenses increased by $123,634 or 49.9%, primarily due to:

•operating costs of $123,736 associated with the Peoples Gas Acquisition, including expenses attributed to the COVID-19 pandemic of $7,208 primarily associated with an increase in bad debt expense of $5,194;

•additional expenses of $5,880 associated with the COVID-19 pandemic for our water utility operations consisting primarily of bad debt expense of $4,168, and the purchase of personal protective equipment and disinfecting supplies of $784, which are offset by decreases in travel expenses, office supplies, and office utility expenses;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $4,335;

•transaction expenses of $25,397 incurred in the first nine months of 2020 as compared to $21,886 in the first nine months of 2019 for the Peoples Gas Acquisition, primarily representing expenses associated with investment banking fees, including bridge financing, employee related expenses, obtaining regulatory approvals, legal expenses, and integration planning; and

•expenses of $1,786 associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary, which is offset by the prior year effect of expenses of $3,271 recognized in 2019. We expect that the expenses associated with remediating the advisory to continue in the fourth quarter of 2020; offset by

•insurance proceeds of $2,874 received to date for expenses incurred related to the advisory for some of our water utility customers served by our Illinois subsidiary; and

•a decrease in our self-insured employee medical plan benefits of $2,508.

Purchased gas of $72,934 represents the cost of gas sold by Peoples during the period since the acquisition date of March 16, 2020. There were no corresponding amounts in prior periods.

Depreciation expense increased by $63,553 or 53.8%, primarily due to depreciation expense of $55,379 associated with our completion of the Peoples Gas Acquisition and the utility plant placed in service since September 30, 2019.

Amortization increased by $6,552 primarily due to the prior year effect of a favorable one-time adjustment recorded in the second quarter of 2019 resulting from a rate order received for our Pennsylvania water subsidiary, and amortization expense of $2,028 associated with our completion of the Peoples Gas Acquisition.

Taxes other than income taxes increased by $11,386 or 25.3%, primarily due to increases in payroll taxes of $5,772 and property taxes of $3,331 resulting from additional expenses associated with acquired operations including the Peoples Gas Acquisition.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Interest expense increased by $44,411 or 48.1%, primarily due to the following items:

•an increase in average borrowings;

•interest of $19,366 on debt assumed in the Peoples Gas Acquisition;

•pre-acquisition interest expense of $3,959 from the issuance of $900,000 long-term debt and $119,081 of amortizing notes in April 2019 to partially fund the Peoples Gas Acquisition; and

•interest of $1,399 on the Company’s $500,000 term loan to provide liquidity during the COVID-19 pandemic, which was repaid in May and June 2020; offset by

•a decrease in our effective interest rate.

Interest income decreased by $12,771 or 70.5%, primarily due to the utilization of the proceeds held from our April 2019 equity and debt offerings to close the Peoples Gas Acquisition on March 16, 2020.

Allowance for funds used during construction (“AFUDC”) decreased by $3,559 due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

The increase in the change in the fair value of interest rate swap agreements of $23,742 represents the prior year effect of the expense recognized on the mark-to-market adjustment recognized during the first six months of 2019 of our interest rate swap agreement, which was entered into on October 23, 2018 and was settled on April 24, 2019.

The loss on debt extinguishment of $18,920 incurred in the second quarter of 2019 resulted from the extinguishment of $313,500 of existing debt that was refinanced in May 2019.

Equity loss (earnings) in joint venture decreased by $5,201 due to a reserve of $3,700 recorded in the third quarter of 2020 reflecting a loss on sale of our joint venture investment realized in October 2020 and a decrease in the sale of raw water to firms in the natural gas drilling industry.

Other expense decreased by $7,463 primarily due to the reversal of a reserve for a regulatory asset based on the Company’s determination that prospective rate recovery is probable, and a decrease in the non-service cost components of our net benefit cost for pension benefits.

Our effective income tax rate was (1.5)% in the first nine months of 2020 and (8.0)% in the first nine months of 2019. The effective income tax rate increased due to the increase in our income before income taxes of $31,089 and a reduction in the income tax benefit recognized due to lower tax deductions for qualifying infrastructure investments of Aqua Pennsylvania. The Company’s provision for income taxes represents an income tax benefit due to the effects of tax deductions recognized for certain qualifying infrastructure improvements for Aqua Pennsylvania and Peoples. On March 31, 2020, we changed the method of tax accounting for certain qualifying infrastructure investments at Peoples Natural Gas, our

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

largest natural gas subsidiary in Pennsylvania, which provided for a reduction to income tax expense of $4,710 due to the flow-through treatment of the current tax benefits.

Net income increased by $21,826 primarily as a result of the factors described above.

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

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Therefore, fluctuations in the cost of purchased gas impact operating revenues on dollar-for-dollar basis, but does not impact gross margin. Management uses gross margin, a non-GAAP financial measure, defined as operating revenues less purchased gas expense, to analyze the financial performance of our Regulated Natural Gas segment, as management believes gross margin provides a meaningful basis for evaluating our natural gas utility operations since purchased gas expenses are included in operating revenues and passed through to customers. The following table includes the operating results for our Regulated Natural Gas segment for the period since the acquisition date of March 16, 2020, including the reconciliation of gross margin (non-GAAP) to operating revenues (GAAP):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Operating revenues (GAAP)	$88,880	$273,798
Purchased gas	14,841	68,807
Gross margin (non-GAAP)	$74,039	$204,991

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The term gross margin is not intended to represent operating revenues, the most comparable GAAP financial measure, as an indicator of operating performance. In addition, our measurement of gross margin is not necessarily comparable to similarly titled measures reported by other companies.

On March 31, 2020, we changed the method of tax accounting for certain qualifying infrastructure investments at Peoples Natural Gas, our largest natural gas subsidiary in Pennsylvania, which provided for a reduction to income tax expense of $4,710 due to the flow-through treatment of the current tax benefits. In addition, since the date of acquisition of March 16, 2020, operating revenues of $280,300, operations and maintenance expenses of $127,236, and earnings of $6,131 were included in our consolidated operating results reflecting our regulated and non-regulated natural gas operations.

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

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 under “Part 1, Item 1A – Risk Factors.” In addition, we provide the following risk factors related to our business:

The price of our common stock may be volatile. This volatility may affect the price at which you could sell our common stock, and the sale or resale of substantial amounts of our common stock could adversely affect the market price of our common stock.

The sale or issuance of substantial amounts of our common stock, or the perception that additional sales or issuances could occur, could adversely affect the market price of our common stock, even if the business is doing well. In addition, the availability for sale of substantial amounts of our common stock could adversely impact its market price. Shares of our common stock will also be issuable upon settlement or redemption of our stock purchase contracts and the number of shares may be substantial. The settlement rates for the stock purchase contracts will be subject to certain anti-dilution adjustments that could increase, potentially significantly, the number of shares of our common stock issuable upon such settlement or redemption. Further, if we elect, or are required, to settle the forward sale agreement with shares of our common stock, delivery of such shares would result in dilution to our earnings per share and return on equity. Any of the foregoing may also impair our ability to raise additional capital through the sale of our equity securities.

Our business is impacted by weather conditions and is subject to seasonal fluctuations, which could harm demand for water and natural gas services and our business, financial condition, and results of operations.

Peoples’ revenues are temperature sensitive and vary from year-to-year, depending on weather conditions, with a substantial portion (approximately 74% in 2019) of Peoples’ total throughput occurring in the first and fourth quarters of the year. This has the effect of reducing our quarterly revenues in the spring and summer months. In addition, warmer-than-normal-weather conditions can decrease the amount of natural gas Peoples sells in any year, which could adversely affect our business, financial condition, and results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended September 30, 2020:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
July 1-31, 2020	11	$42.86	-	-
August 1-31, 2020	32	$45.31	-	-
September 1-30, 2020	1	$45.31	-	-
Total	44	$44.69	-	-

(1)These amounts consist of 44 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the award vesting.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

November 6, 2020

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer