Form 10-K
period 2020-12-31
Essential Utilities, Inc.
filed 2021-03-01
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020: $10,336,428,580

The number of shares outstanding of the registrant's common stock as of February 15, 2021: 245,393,761

DOCUMENTS INCORPORATED BY REFERENCE

(1)Portions of the definitive Proxy Statement, relating to the 2021 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, have been incorporated by reference into Part III of this Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, or this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are made based upon, among other things, our current assumptions, expectations, plans, and beliefs concerning future events and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “estimates”, “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions. Please refer to the Summary in Item 1A – Risk Factors in this Annual Report for a description of the types of Forward-looking statements in this Annual Report.

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

The Company

Essential Utilities, Inc. (referred to as “Essential Utilities”, the “Company”, “we”, “us”, or “our”), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated five million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, West Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, is Aqua Pennsylvania, Inc., (“Aqua Pennsylvania”) accounted for approximately 55% of operating revenues and approximately 67% of income for our Regulated Water segment in 2020. As of December 31, 2020, Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of water and wastewater customers we serve. Aqua Pennsylvania’s service territory is located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water utility subsidiaries provide similar services in seven additional states. Additionally, pursuant to the Company’ growth strategy, commencing on March 16, 2020 with the completion of the Peoples Gas Acquisition, the Company began to provide natural gas distribution services to customers in western Pennsylvania, Kentucky, and West Virginia. Approximately 93% of the total number of natural gas utility customers we serve are in western Pennsylvania. Lastly, the Company’s market-based activities are conducted through Aqua Infrastructure, LLC and Aqua Resources Inc., and certain other non-regulated subsidiaries of Peoples. Prior to our October 30, 2020 sale of our investment in a joint venture, Aqua Infrastructure provided non-utility raw water supply services for firms in the natural gas drilling industry. Following the October 30, 2020 closing, Aqua Infrastructure does not provide any services to the natural gas drilling industry. Aqua Resources offers, through a third-party, water and sewer line protection solutions and repair services to households.

Essential Utilities, which prior to its name change on February 3, 2020 was known as Aqua America, Inc., was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, formerly known as Philadelphia Suburban Water Company. In the early 1990s, we embarked on a growth through acquisition strategy. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, the acquisition of American Water Works Company, Inc.’s regulated water and wastewater operations in Ohio in 2012, and the Peoples Gas

Acquisition in 2020. For many years, starting in the early 1990s, our business strategy was primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and have extended our regulated operations from southeastern Pennsylvania to include our current regulated utility operations throughout Pennsylvania and in seven additional states. During 2010 through 2013, we sold our utility operations in six states, pursuant to a portfolio rationalization strategy to focus our operations in areas where we have critical mass and economic growth potential. Currently, the Company seeks to acquire businesses in the U.S. regulated sector, which includes water and wastewater utilities and other regulated utilities, and to pursue growth ventures in market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated utility businesses. On March 16, 2020, we completed our acquisition of a natural gas distribution company consisting of Peoples Natural Gas Company LLC, Peoples Gas Company LLC, Peoples Gas West Virginia, Inc., Peoples Gas Kentucky, Inc., and Delta Natural Gas Company Inc., expanding the Company’s regulated utility business to include natural gas distribution. This acquisition is referred to as the “Peoples Gas Acquisition,” and collectively these businesses are referred to as “Peoples.” Peoples serves approximately 750,000 gas utility customers in western Pennsylvania, West Virginia, and Kentucky.

The descriptions of our business and operations, financial results, and operational data included in this Annual Report do not include historical results for Peoples prior to the acquisition date of March 16, 2020.

The following table reports our operating revenues, by principal state, for our Regulated Water, which includes both water and wastewater utility services, and Regulated Natural Gas segments, and Other and eliminations for the year ended December 31, 2020:

	Operating Revenues (000's)	Operating Revenues (%)
Pennsylvania	$511,805	35.0%
Ohio	112,425	7.7%
Texas	77,082	5.3%
Illinois	78,147	5.3%
North Carolina	59,724	4.1%
Other states (1)	99,357	6.8%
Regulated Water segment total	938,540	64.2%

Pennsylvania	425,519	29.1%
Other states (2)	81,045	5.5%
Regulated Natural Gas segment total	506,564	34.6%

Other and eliminations	17,594	1.2%
Consolidated	$1,462,698	100.0%

(1)Includes our water operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

(2)Includes our natural gas operating subsidiaries in West Virginia and Kentucky.

The Company has identified twelve operating segments and has two reportable segments named the Regulated Water segment and Regulated Natural Gas segment. The Regulated Water segment is comprised of eight operating segments for our water and wastewater regulated utility companies, aligned with the states where we provide these services. These operating segments are aggregated into one reportable segment since each of the Company’s operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment. The Regulated Natural Gas segment is comprised of one operating segment representing natural gas utility companies, acquired in the Peoples Gas Acquisition, for which the Company provides natural gas distribution services. In addition to the Company’s two reportable segments, the Company includes three of its operating segments in “Other.” These businesses represent our non-regulated natural gas operations, Aqua Resources, and Aqua Infrastructure, which are not quantitatively significant to be reportable and therefore are included as a component of “Other,” in addition to corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments, because they would not be recoverable as a cost of utility service, and intersegment eliminations. Information concerning revenues, net income, identifiable assets and related financial information for the Regulated Water and Regulated Natural Gas segments and Other and eliminations for 2020, 2019, and 2018, is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 18 – Segment Information in the Notes to Consolidated Financial Statements which is contained in Item 8 of this Annual Report.

The following table summarizes our operating revenues, by utility customer class, for the Regulated Water and Regulated Natural Gas segments and Other and eliminations for the year ended December 31, 2020:

	Operating Revenues (000's)	Operating Revenues (%)
Residential water	$567,485	38.8%
Commercial water	143,479	9.8%
Fire protection	35,340	2.4%
Industrial water	29,765	2.0%
Other water	32,371	2.2%
Total water	808,440	55.2%
Wastewater	121,117	8.3%
Customer rate credits	(4,080)	-0.3%
Other utility	13,063	0.9%
Regulated Water segment total	938,540	64.1%

Residential gas	314,274	21.5%
Commercial gas	50,239	3.4%
Industrial gas	6,923	0.5%
Gas transportation	133,685	9.1%
Customer rate credits	(18,924)	-1.3%
Other utility	20,367	1.4%
Regulated Natural Gas segment total	506,564	34.6%

Other and eliminations	17,594	1.3%
Consolidated	$1,462,698	100.0%

The Company granted one-time customer rate credits of $23,004,000 in 2020 to its natural gas, water and wastewater utility customers in Pennsylvania under a commitment associated with the approval of the Peoples Gas Acquisition by the Pennsylvania Public Utility Commission. Our water utility customer base is diversified among residential water, commercial water, fire protection, industrial water, other water, wastewater customers, and other utility customers (consisting of contracted services that are associated with the utility operations). Residential water and wastewater customers make up the largest component of our water utility customer base, with these customers representing approximately 71%, 69%, and 67%, of our water and wastewater revenues for 2020, 2019, and 2018, respectively. Substantially all of our water utility customers are metered, which allows us to measure and bill for our customers’ water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during late spring, summer, and early fall. In general, during these seasons, an extended period of dry weather increases consumption, while above average rainfall decreases consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and imposing water use restrictions in the affected areas, which could reduce water consumption. See “Business – Water Utility Supplies, and Facilities and Wastewater Utility Facilities” for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our water utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of our service territory. Water usage is also affected by changing consumption patterns by our customers, resulting from such causes as increased water conservation and the installation of water saving devices and appliances that can result in decreased water usage. It is estimated that in the event we experience a 0.50% decrease in residential water consumption it would result in a decrease in annual residential water revenue of approximately $2,800,000 and would likely be partially offset by a reduction in incremental water production expenses such as chemicals and power.

Our natural gas utility customer base is diversified among residential gas, commercial gas, industrial gas, gas transportation, and other utility (consisting of miscellaneous service revenue from gas distribution operations; gas processing and handling revenue; sales of natural gas at market-based rates and contracted fixed prices; sales of gas purchased from third parties; and other gas marketing activities). The Regulated Natural Gas segment operating revenues are reported for the period since closing on the Peoples Gas Acquisition on March 16, 2020. Substantially all of our natural gas utility customers are metered, which allows to measure and bill for our customers’ natural gas usage. Natural gas usage per customer is affected by local weather conditions during the year, especially during the fall, winter, and early spring. These patterns reflect the higher demand for natural gas for heating purposes during the colder months.

Our growth in revenues over the past five years is primarily a result of the 2020 Peoples Gas Acquisition, increases in water and wastewater rates and customer growth. See Economic Regulation for a discussion of water, wastewater and natural gas rates. The increase in our utility customer base has been due to customers added through acquisitions, partnerships with developers, and organic growth (excluding dispositions) as shown below:

Year	Utility Customer Growth Rate
2020	42.9%
2019	2.1%
2018	2.3%
2017	1.1%
2016	1.6%

In 2020, 2019, and 2018, our customer count increased by 772,099, 21,108, and 22,741 customers, respectively, primarily due to the addition of approximately 750,000 natural gas utility customers from the Peoples Gas Acquisition, water and wastewater utility systems that we acquired, and organic growth. Overall, for the five year period of 2016 through 2020, our utility customer base, adjusted to exclude customers associated with utility system dispositions, increased at an annual compound rate of 13.4%. During the five year period ended December 31, 2020, our utility customer base including customers associated with utility system acquisitions and dispositions increased from 957,866 at January 1, 2016 to 1,798,803 at December 31, 2020.

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

Based on the 2019 U.S. Census American Housing Survey, approximately 89% of the U.S. population obtains its water from public or private water utility systems, and 11% of the U.S. population obtains its water from individual wells. With approximately 50,000 public or private water systems in the U.S. (81% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water and wastewater). The majority of these community water systems are government-owned. The nation’s water systems range in size from large government-owned systems, such as the New York City water system, which serves approximately 8.3 million people, to small systems, where a few customers share a common well. In the states where we operate regulated water utilities, we believe there are approximately 14,000 public or private water utility systems of widely-varying size, with the majority of the population being served by government-owned water systems.

Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. Based on the 2019 U.S. Census American Housing Survey, approximately 84% of the U.S. population relies on public or private sewer systems, and 16% of the U.S. population relies on septic tank, cesspool or other sewer options. A majority of wastewater facilities are government-owned rather than regulated utilities. In the states where we operate regulated water utilities, we believe there are approximately 4,000 wastewater facilities in operation, with the majority of the population being served by government-owned wastewater systems.

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

We are actively exploring opportunities to expand our utility operations through acquisitions or other growth ventures. During the five-year period ended December 31, 2020, we expanded our utility operations by completing 46 acquisitions of water or wastewater utilities or other growth ventures. Additionally, in March 2020, we completed our acquisition of Peoples, which expanded the Company’s regulated utility business to include natural gas distribution.

Water Utility Supplies and Facilities and Wastewater Utility Facilities

Our water utility operations obtain their water supplies from surface water sources, underground aquifers, and water purchased from other water suppliers. Our water supplies are primarily self-supplied and processed at twenty-two surface water treatment plants located in four states, and numerous well stations located in the states in which we conduct business. Approximately 5.9% of our water supplies are provided through water purchased from other water suppliers. It is our policy to obtain and maintain the permits necessary to obtain the water we distribute.

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

Natural Gas Supply and Transportation Facilities

Our natural gas supply strategy is to ensure a dependable gas supply that is economically priced and which is available for delivery when needed. We purchase natural gas from intrastate, interstate and local sources, and transport natural gas supplies through various intrastate and interstate pipelines under contracts with remaining terms, including extensions, varying from one month to fifteen years. We anticipate that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

The regulations of the states in which we operate natural gas utilities allow us to pass through changes in the cost of natural gas to our customers under purchased gas adjustment provisions in our tariffs. Depending upon the jurisdiction, the purchased gas adjustment factors are updated periodically, ranging from quarterly to annually. The changes in the cost of gas billed to customers are subject to review by the applicable regulatory bodies.

We use various third-party storage services or owned natural gas storage facilities to meet peak-day requirements and to manage the daily changes in demand due to changes in weather.

We own and operate underground natural gas storage facilities with capacity of 10.3 billion cubic feet (“Bcf”). Total working capacity is 5.0 Bcf for use during the heating season and a maximum daily withdrawal rate of 109.5 million cubic feet (“MMcf”). Additionally, we have contracted for off-system storage from interstate pipelines. The total amount of off-system storage under contract is 35.6 Bcf with a maximum daily withdrawal rate of 589.3 MMcf.

On an ongoing basis, we enter into contracts to provide sufficient supplies and pipeline capacity to meet our customers’ natural gas requirements. However, it is possible for limited service disruptions to occur from time to time due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply constraints or other factors. We enter into firm agreements with suppliers, including major producers and marketers, intended to provide flexibility to meet the temperature sensitive needs of its customers. In Pennsylvania, our distribution system is connected to six interstate pipelines, where we maintain capacity we believe is sufficient to meet our customers’ gas requirements. In Kentucky, our distribution system is connected to four interstate pipelines, where we maintain capacity we believe is sufficient to meet our customers’ gas requirements. In West Virginia, our distribution system is connected to one interstate pipeline, as well as local production, where we maintain capacity we believe is sufficient to meet our customers’ gas requirements.

Natural Gas Gathering

Our Pennsylvania Regulated Natural Gas service territory is situated in the Marcellus Shale production region. Approximately 31% of the natural gas supply on the system is from locally produced gas, which we gather and transport into our distribution system. Our gathering system is regulated by the Pennsylvania Public Utility Commission which includes various safety, environmental and, in some circumstances, anti-discrimination requirements, and in some instances complaint-based rate regulation. Our gathering operations may be subject to ratable take and common purchaser statutes in the states in which we operate.

Our Regulated Natural Gas gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services. Our gathering operations could also be subject to additional safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of gathering facilities. We cannot predict what effect, if any, such changes might have on our operations, but our Regulated Natural Gas segment could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Economic Regulation

Most of our utility operations are subject to regulation by their respective state utility commissions, which have broad administrative power and authority to regulate billing rates, determine franchise areas and conditions of service, approve acquisitions and authorize the issuance of securities. The utility commissions also establish uniform systems of accounts and approve the terms of contracts with affiliates and customers, business combinations with other utility systems, and loans and other financings. The policies of the utility commissions often differ from state to state, and may change over time. A small number of our water and wastewater utility operations are subject to rate regulation by county or city governments. The profitability of our utility operations is influenced to a great extent by the timeliness and adequacy of rate allowances we are granted by the respective utility commissions or authorities in the various states in which we operate.

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

State	Utility Commission
Pennsylvania	Pennsylvania Public Utility Commission
Ohio	Public Utilities Commission of Ohio
North Carolina	North Carolina Utilities Commission
Texas	Public Utility Commission of Texas
Illinois	Illinois Commerce Commission
New Jersey	New Jersey Board of Public Utilities
Kentucky	Public Service Commission of Kentucky
Virginia	Virginia State Corporation Commission
Indiana	Indiana Utility Regulatory Commission
West Virginia	Public Service Commission of West Virginia

Our water and wastewater operations are comprised of 46 rate divisions, and our natural gas operations are comprised of five rate divisions. Each of our utility rate divisions require a separate rate filing for the evaluation of the cost of service, including the recovery of investments, in connection with the establishment of rates for that rate division. When feasible and beneficial to our utility customers, we will seek approval from the applicable state regulatory commission to consolidate rate divisions to achieve a more even distribution of costs over a large customer base. All of the states in which we operate permit us to file a revenue requirement for some form of consolidated rates for all, or some of the rate divisions in that state.

In Virginia, North Carolina and Kentucky, we may bill our utility customers, in certain circumstances, in accordance with a rate filing that is pending before the respective regulatory commission, which would allow for interim rates. As of December 31, 2020, we have no billings under interim rate arrangements for rate case filings in progress. Furthermore, some utility commissions authorize the use of expense deferrals and amortization in order to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request. In these states, the additional revenue billed and collected prior to the final regulatory commission ruling is subject to refund to customers based on the outcome of the ruling. The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling. If the request is denied completely or in part, we could be required to refund to customers some or all of the revenue billed to date and write-off some or all of the deferred expenses.

Revenue Surcharges – Seven states in which we operate water utilities, seven states in which we operate wastewater utilities, and two states in which we operate natural gas utilities permit us to add an infrastructure rehabilitation surcharge to their respective bills to offset the additional depreciation and capital costs associated with capital expenditures related to replacing and rehabilitating infrastructure systems. Without this surcharge, a utility absorbs all of the depreciation and capital costs of these projects between base rate increases. The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag. This surcharge is intended to substantially reduce regulatory lag, which could act as a disincentive for utilities to rehabilitate their infrastructure. In addition, our subsidiaries in some states use a surcharge or credit on their bills to reflect changes in costs, such as changes in state tax rates, other taxes and purchased water costs, until such time as the new cost levels are incorporated into base rates.

Currently, New Jersey allows for an infrastructure rehabilitation surcharge for water utilities, while Pennsylvania, Illinois, Ohio, Indiana, Virginia, and North Carolina allow for the use of an infrastructure rehabilitation surcharge for both water and wastewater utility systems. Additionally, Pennsylvania and Kentucky allow for the use of an infrastructure rehabilitation surcharge for natural gas utility systems. The infrastructure rehabilitation surcharge typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period, and is capped at a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. This surcharge provided revenues of $13,038,555 in 2020, $16,006,579 in 2019, and $31,835,811 in 2018.

In the majority of our natural gas service territories, the public utility commissions have authorized bare steel and cast-iron replacement programs. In Pennsylvania, we filed a Long-Term Infrastructure Replacement program with the Pennsylvania Public Utility Commission where we have committed to the replacement of bare steel and cast-iron pipe. On February 14, 2012, the Governor of Pennsylvania signed into law Act 11 of 2012, which provided a Distribution System Improvement Charge (“DSIC”) mechanism for certain utilities to recover costs related to repair, replacement or improvement of eligible distribution property that has not previously been reflected in rates or rate base. Through this Pennsylvania DSIC, subject to an earnings test, a utility may recover the fixed costs of eligible infrastructure incurred during the three months ended one month prior to the effective date of the charge, thereby reducing the historical regulatory lag associated with cost recovery through the traditional rate-making process. In Kentucky, we have a pipe replacement program tariff, which allows adjustment of regulated rates annually to earn a return on capital expenditures incurred subsequent to our last rate case which are associated with the replacement of bare steel and vintage plastic pipe.

Gas costs incurred to serve our natural gas customers represent a significant operating expense. Our regulated natural gas rates, in all jurisdictions, contain a Purchased Gas Adjustment (“PGA”), which is reflected in our tariffs. The PGA allows us to timely charge for changes in the cost of purchased gas, inclusive of unaccounted for gas expense based on actual experience. PGA procedures involve periodic filings and hearings before the state regulatory commissions to establish price adjustments for a designated future period. The procedures also provide for inclusion in later periods of any variances between actual recoveries representing the estimated costs and actual costs incurred. The PGA is subject to periodic review and audit by the state regulatory commissions who also have the authority to disallow previously incurred costs.

In Pennsylvania, the gas cost component of uncollectible accounts expense, gas procurement costs and certain costs to maintain a supplier choice program, where customers can elect their natural gas supplier, are recovered by mechanisms outside of typical base rate recovery. Additionally, in Pennsylvania, we recover the costs related to universal service programs, whereby customers who meet certain income guidelines receive assistance toward paying their monthly bill, weatherization services and other programs. In Kentucky, the gas cost component of uncollectible accounts expense is recovered by a recovery mechanism outside of base rate recovery.

Income Tax Accounting Change – In December 2012, Aqua Pennsylvania adopted an income tax accounting change, implemented on Essential Utilities’ 2012 federal income tax return, which was filed in September 2013. This accounting change allows a tax deduction for qualifying utility asset improvements that were formerly capitalized for tax purposes, and was implemented in response to a June 2012 rate order issued by the Pennsylvania Public Utility Commission. The Pennsylvania rate order requires use of the flow-through method of income tax benefits which results in a reduction in current income tax expense as a result of the recognition of income tax benefits resulting from the accounting change. In February 2019, the Company filed a settlement for this base rate case. Incremental rates from this settlement of approximately $47,000,000 went into effect in May 2019. The rate case settlement agreement provides for $158,864,688 of income tax deductions, for water customers, annually, from the flow-through recognition of the Aqua Pennsylvania income tax accounting change, subject to a collar of $3,000,000 above or below.

On March 16, 2020, the Company completed the Peoples Gas Acquisition. On March 31, 2020, the Company changed the method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas subsidiary, its largest natural gas subsidiary in Pennsylvania. This change allows a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. The Company is performing an analysis to determine the ultimate amount of qualifying utility asset improvement costs eligible to be deducted under the IRS’s final tangible property regulations that will be reflected on its 2020 Federal Tax Return to be filed in October 2021.  As a result, the Company has estimated its infrastructure investment at Peoples Natural Gas since the acquisition date that will qualify as a utility system repairs deduction for 2020.  Consistent with the Company’s accounting for differences between book and tax expenditures for its Aqua Pennsylvania subsidiary, the Company is utilizing the flow-through method to account for this timing difference. In addition, the calculation to determine the income tax benefits for qualifying capital expenditures made prior to March 16, 2020 (“catch-up adjustment”) has been finalized. During 2020, the Company has recorded a regulatory liability for $160,655,000 for these income tax benefits, which will remain on the consolidated balance sheet pending regulatory guidance.

Fair Market Value Legislation – In April 2016, Pennsylvania enacted legislation allowing the public utility commission to utilize fair market value to set ratemaking rate base instead of the depreciated original cost of water or wastewater assets for certain qualifying municipal acquisitions. The legislation includes a process for engaging two independent utility valuation experts to perform appraisals that are filed with the public utility commission and then averaged and compared to the purchase price. The ratemaking rate base is the lower of the average of the appraisals or the purchase price and is subject to regulatory approval. Illinois, Indiana, New Jersey, North Carolina, Ohio, Virginia, and Texas also have legislation that allows the use of fair market value under varying rules and circumstances. We believe that this legislation will encourage consolidation in the water and wastewater industry, providing municipalities with an option for exiting the business if they are dealing with challenges associated with their aging, deteriorating water and wastewater assets, do not have the expertise or technical capabilities to continue to comply with ever increasing environmental regulations or simply want to focus on other community priorities.

Revenue Stability Mechanisms – Revenue stability mechanisms separate the volume of water sold from our ability to meet our cost of service and infrastructure costs. These mechanisms allows us to recognize revenue based on a target amount established in the last rate case, and then record either a regulatory asset or liability based on the cumulative difference over time, which results in either a refund due to customers or a payment from customers. In Illinois, our operating subsidiary utilizes a revenue stability mechanism. Additionally, a weather-normalization adjustment (“WNA”) mechanism is in place for our natural gas customers served in Kentucky. The WNA serves to minimize the effects of weather on the Company’s results for its residential and small commercial natural gas customers. This regulatory mechanism adjusts revenues earned for the variance between actual and normal weather and can have either positive (warmer than normal) or negative (colder than normal) effects on revenues. Customer bills are adjusted in the December through April billing months, with rates adjusted for the difference between actual revenues and revenues calculated under this mechanism billed to the customers.

Competition

In general, we believe that Essential Utilities and its water, wastewater, and natural gas subsidiaries have valid authority, free from unduly burdensome restrictions, to enable us to carry on our business as presently conducted in the franchised or contracted areas we now serve. The rights to provide water, wastewater, or natural gas service to customers in a particular franchised service territory are generally non-exclusive, although the applicable utility commissions usually allow only one regulated utility to provide service to customers in a given area. In some instances, another water utility provides service to a separate area within the same political subdivision served by one of our subsidiaries. Therefore, as a regulated utility, there is little or no competition for the daily water, wastewater, and natural gas service we provide to our customers. Water and wastewater utilities may compete for the acquisition of other water and wastewater utilities or for acquiring new customers in new service territories. Competition for these acquisitions generally comes from nearby utilities, either other regulated utilities or municipal-owned utilities, and sometimes from strategic or financial purchasers seeking to enter or expand in the water and wastewater industry. Additionally, our larger natural gas customers may bypass gas distribution services by gaining distribution directly from interstate pipelines, other gas distributors or other energy sources. We compete for new service territories and the acquisition of other utilities on the following bases:

•economic value;

•economies of scale;

•our ability to provide quality water, wastewater, and natural gas service;

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

From time to time, Essential Utilities has acquired, and may acquire, systems that have environmental compliance issues. Environmental compliance issues also arise in the course of normal operations or as a result of regulatory changes. Essential Utilities attempts to align capital budgeting and expenditures to address these issues in due course. We believe that the capital expenditures required to address outstanding environmental compliance issues have been budgeted in our capital program and represent approximately $95,440,000, or approximately 3.8% of our expected total water and wastewater capital expenditures over the next five years. We are parties to agreements with regulatory agencies in Pennsylvania, Texas, and Virginia under which we have committed to make improvements for environmental compliance. These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection from fines, penalties and other actions while corrective measures are being implemented. We are working with state environmental officials in Pennsylvania, Texas, and Virginia to implement or amend regulatory agreements as necessary.

Our Regulated Natural Gas utility operations are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of natural gas pipelines, distribution systems and storage, and the facilities that support these systems, we must comply with these laws and regulations at the federal, state and local levels. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial actions and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to assess, clean up and restore sites where hazardous substances have been stored, disposed or released.

Safe Drinking Water Act - The Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency (“EPA”) to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act set standards regarding the amount of microbial and chemical contaminants and radionuclides in drinking water. Current requirements under the Safe Drinking Water Act are not expected to have a material impact on our business, financial condition, or results of operations as we have made and are making investments to meet existing water quality standards. We may, in the future, be required to change our method of treating drinking water at some sources of supply and make additional capital investments if additional regulations become effective.

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

Dam Safety - Our subsidiaries own 29 dams, of which 14 are classified as high hazard dams that are subject to the requirements of the federal and state regulations related to dam safety, which undergo regular inspections and an annual engineering inspection. After a thorough review and inspection of our dams by professional outside engineering firms, we believe that all 14 dams are structurally sound and well-maintained, except as described below. These inspections provide recommendations for ongoing rehabilitation which we include in our capital improvement program.

We performed studies of our dams that identified five high hazard dams in Pennsylvania and two high hazard dams in Ohio requiring capital improvements. These capital improvements result from the adoption by state regulatory agencies of revised formulas for calculating the magnitude of a possible maximum flood event. The most significant capital improvement remaining to be performed in our dam improvement program is on one dam in Pennsylvania at a total estimated cost of $12,400,000. Design for this dam commenced in 2013 and construction is expected to be completed in 2024.

A 2017 dam inspection in Illinois found cracks on two control gate mechanisms, and as a result, temporary gates were installed to eliminate reliance on the cracked control gates. An inspection of the other control gates was conducted in the fourth quarter of 2017, and it was determined that the dam’s control gates should be replaced. All gates were reinforced in 2018 and five gates were replaced in 2019. The five remaining gates were replaced in 2020 along with the stabilization of the concrete spillway. The entire project cost $22,000,000. We believe these capital investments will be recoverable in ratemaking.

One of our Ohio dams requiring capital improvements is no longer used for water supply and was sold to a third party in December 2020. In connection with the sale, we contractually agreed to complete certain dam capital improvements after the sale in 2021 for an estimated cost of $2,100,000.

Lead and Copper Rule – The events in Flint, Michigan, which commenced in 2014, and other communities have brought attention to the issue of lead in drinking water from home plumbing. Lead in drinking water can come from lead that leaches from service lines, home plumbing solder, and fixtures or faucets. Since the Lead and Copper Rule in 1992, we have been working to prevent lead leaching from home plumbing sources by reducing water corrosivity and adding chemicals that can prevent leaching of lead in pipes and homes. We have a program to evaluate all changes in water sources and/or treatment prior to initiating a change in water supply. We also focus on identifying and removing lead service lines and encouraging customers to replace the customer-owned portion of the service line if it is lead as they are identified during our main replacement program or during other maintenance activities. We are currently developing a lead service line inventory. We support the recommendations of The Lead Service Line Replacement Collaborative, a collaborative of leading water industry, housing, and health organizations that has recommended full replacement of lead service lines as a “best practice” to reduce lead in drinking water, but we generally only have control over the company-owned portion of each service line. In cases where we are replacing a company-owned lead service line, our standard approach is to replace the company-owned portion and advise and encourage the customer to replace the customer-owned portion of the service line, all the way to the customer’s home. In Pennsylvania, we have the legal and regulatory authority to replace the customer-owned portion of the service line and will attempt to obtain customer permission to do so. We also advise customers of the potential health impacts of lead in drinking water, and conduct lead testing at homes following replacement of a lead service line.

Partnership for Safe Water Program – Essential Utilities is a proud participant in the American Water Works Association’s (AWWA) Partnership for Safe Water Program.  This voluntary program is a commitment to excellence within the drinking water community above and beyond EPA’s stringent treatment goals.  All of our active surface water treatment plants (within Pennsylvania, Ohio, Illinois, and Virginia) maintain good standing in the program which includes many awards of achievement.  The honors include the “Director’s Award” (achieved at 7 systems) which recognizes plants that have: 1) completed a comprehensive self-assessment report, 2) created an action plan for continuous improvement, and 3) provided several evaluations of performance demonstrating operational excellence.  Several of our systems have met these criteria annually and have received 5, 10, 15, and 20 year subscriber awards. Furthermore, our Roaring Creek Pennsylvania treatment plant has received the Phase IV Excellence Award, the highest honor achieved in the Partnership Program.

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

Pipeline Safety Improvement Act- In December 2006, Congress enacted the Pipeline, Inspection, Protection, Enforcement and Safety Act of 2006 (“2006 Act”), which reauthorized the programs adopted under the Pipeline Safety Improvement Act of 2002 (“2002 Act”). These programs included several requirements related to ensuring pipeline safety, and a requirement to assess the integrity of pipeline transmission facilities in areas of high population concentration.

Pursuant to the 2006 Act, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) , an agency of the US Department of Transportation (“DOT”), issued regulations, effective February 12, 2010, requiring operators of gas distribution pipelines to develop and implement integrity management programs similar to those required for gas transmission pipelines, but tailored to reflect the differences in distribution pipelines. Operators of natural gas distribution systems were required to write and implement integrity management programs by August 2, 2011. Peoples’s natural gas distribution systems met this deadline.

Pursuant to the 2002 Act and the 2006 Act, PHMSA has adopted a number of rules concerning, among other things, distinguishing between gathering lines and transmission facilities, requiring certain design and construction features in new and replaced lines to reduce corrosion and requiring pipeline operators to amend existing written operations and maintenance procedures and operator qualification programs. PHMSA also updated its reporting requirements for natural gas pipelines effective January 1, 2011.

In December 2011, Congress passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Act”). This act increased the maximum civil penalties for pipeline safety administrative enforcement actions; required the DOT to study and report on the expansion of integrity management requirements and the sufficiency of existing gathering line regulations to ensure safety; required pipeline operators to verify their records on maximum allowable operating pressure; and imposed new emergency response and incident notification requirements. In 2016, the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 Act”) reauthorized PHMSA’s pipeline safety programs through 2019 and provided limited new authority, including the ability to issue emergency orders, to set inspection requirements for certain underwater pipelines and to promulgate minimum safety standards for natural gas storage facilities, as well as to provide increased transparency into the status of as-yet-incomplete PHMSA actions required by the 2011 Act.

Compliance with PHMSA’s regulations, performance of the remediation activities by our natural gas distribution companies and intrastate pipelines and verification of records on maximum allowable operating pressure will continue to require increases in both capital expenditures and operating costs. The level of expenditures will depend upon several factors, including age, location and operating pressures of the facilities. In particular, the cost of compliance with the DOT’s integrity management rules will depend on integrity testing and the repairs found to be necessary by such testing. Changes to the amount of pipe subject to integrity management, whether by expansion of the definition of the type of areas subject to integrity management procedures or of the applicability of such procedures outside of those defined areas, may also affect incurred costs. Implementation of the 2011 and 2016 Acts by PHMSA may result in other regulations or the reinterpretation of existing regulations that could impact compliance costs. In addition, we may be subject to the DOT’s enforcement actions and penalties if it fails to comply with pipeline regulations.

Security

We maintain security measures at our facilities, and collaborate with federal, state and local authorities and industry trade associations regarding information on possible threats and security measures for water, wastewater, and natural gas utility operations. The costs incurred are expected to be recoverable in customer rates and are not expected to have a material impact on our business, financial condition, or results of operations.

We also maintain cyber security protection measures with respect to our information technology, including our customer data, and, in some cases, the monitoring and operation of our treatment, storage, pumping, and pipeline infrastructure. We rely on our information technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our treatment, storage, pumping, and pipeline infrastructure. In addition, we rely on our systems to track our utility assets and to manage maintenance and construction projects, materials and supplies, and our human resource functions.

Employees and Human Capital

The Company is dedicated to creating a sustainable working atmosphere for its employees to attract and retain the best employees. Human capital measures and objectives that the Company focuses on in managing its business include the health and safety of its employees, succession planning, voluntary attrition rate, and diversity, equity and inclusion initiatives.

As of December 31, 2020, we employed a total of 3,180 full-time employees. Our subsidiaries are parties to 19 labor agreements with labor unions covering 1,356 employees. The labor agreements expire at various times up until March 2025.

Health and Safety - Safety is the foundation of our business and what guides all our employees’ actions. The Company continues to invest in safety improvements, implement policies and procedures, develop technical training and guidelines for our employees, and leverage new tools and technology to improve our maps, records and infrastructure performance. The Company is focused on identifying and mitigating risk and safeguarding our plants and distribution lines. Our teams make safety a top priority on the job, in meetings, and within our surrounding work environments to ensure our employees, and our customers, safety is treated with the highest level of concern. In recent years, our safety record has improved. For 2020, the Company’s lost time incidents are down 33%, and responsible vehicle accidents have declined by 14% from 2019. To encourage managers to promote a safe environment, these metrics, among others, are incorporated in management’s incentive compensation plans.

Ahead of the closing of the Peoples Gas Acquisition in March 2020, we also created a combined Environmental Health and Safety management position to provide oversight to the gas, water and wastewater businesses. This included the appointment of a National Safety Director charged with developing and implementing a combined health and safety program that will continue to incorporate our best practices to keep our workers safe.

The Company provides access to a variety of innovative, flexible, and convenient employee health and wellness programs. We proactively conduct communications outreach to our employees and their family members on relevant health topics. With the focus on mental health becoming more of a central part of an employee’s well-being, we have added additional resources and counseling access for employees and their families to utilize and ensure they take care of themselves.

Succession Planning- Under the Company’s Corporate Governance Guidelines, the Board of Directors is responsible for the development and periodic review of a management succession plan for the Chief Executive Officer and other executives. Annually, the Board of Directors reviews the Company’s succession planning process for the Chief Executive Officer and the named executive officers. During this review, the directors review succession candidates on an immediate basis and more developmental candidates so that the Company is well-prepared for the future.

Voluntary Attrition and Turnover - The Company measures turnover rates of its employees in assessing the Company’s overall human capital. The Company’s voluntary attrition rate (not including retirements) for 2020 was 0% at the executive and senior management level, 2% at the mid-level manager level, 4% at the professional level, and 4% across all other employees.

Diversity, Equity and Inclusion - Diversity of backgrounds, ideas, thoughts, and experiences is essential to our culture and the way we do business. Creating an environment where our differences are valued and where every person feels a sense of belonging and engagement supports a thriving organization that cares about our customers. In 2019 and 2020 our Company conducted education and unconscious bias workshops to foster better understanding of points of view and how pre-conceived notions impact relationships at work. Diversifying the workforce continues to be a focus at all levels of the Company. Our diversity hiring for the organization grew by more than 7% from 2019. Diversity at the management level has also grown, with 7% of the management team comprised of minorities and 23% of the management team comprised of women by the end of 2020.

We recognize an opportunity to strengthen the diversity in our company. Based on local customer demographic data, we are focused on increasing the diversity of our employee demographics to reflect the diversity in the communities that we serve. We have a range of diverse recruitment tactics and believe we can achieve our multiyear plan of reaching 17% employees of color.

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

Risk Factor Summary

Our business is subject to many risks and uncertainties. The following are the types of forward-looking statements we make throughout this Annual Report, including in these Risk Factors, and a summary of the types of risks that could impact us and cause actual results to differ from those described in such forward-looking statements:

•the impact of the COVID-19 pandemic or the measures implemented by the Company as a result of the COVID-19 pandemic.

•expectations regarding the impact of the integration of the Peoples Gas Acquisition;

•opportunities for future acquisitions, both within and outside the water, wastewater, and natural gas industries, the success of pending acquisitions and the impact of future acquisitions;

•acquisition-related costs and synergies;

•the sale of water and wastewater divisions;

•the impact of conservation awareness of customers and more efficient fixtures and appliances on water and natural gas usage per customer;

•our authority to carry on our business without unduly burdensome restrictions;

•our capability to pursue timely rate increase requests;

•the capacity of our water supplies, water facilities, wastewater facilities, and natural gas supplies and storage facilities;

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

•the impact of legal proceedings;

•general economic conditions;

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

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•impacts from the global outbreak of COVID-19, including on consumption, usage and collections.

•the diversion of our management’s time and resources caused by the integration efforts with respect to the Peoples Gas business;

•the success in the closing of, and the profitability of future acquisitions;

•changes in general economic, business, credit and financial market conditions;

•our ability to manage the expansion of our business, including our ability to manage our expanded operations resulting from the Peoples Gas Acquisition;

•our ability to integrate and otherwise realize all of the anticipated benefits of businesses, technologies or services which we may acquire;

•changes in environmental conditions, including the effects of climate change;

•the decisions of governmental and regulatory bodies, including decisions on regulatory filings, including rate increase requests and decisions regarding potential acquisitions;

•our ability to file rate cases on a timely basis to minimize regulatory lag;

•abnormal weather conditions, including those that result in water use restrictions;

•the seasonality of our business;

•our ability to treat and supply water or collect and treat wastewater;

•our ability to source sufficient natural gas to meet customer demand in a timely manner;

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

•the effect of natural gas price volatility;

•civil disturbance or terroristic threats or acts;

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

•changes in accounting pronouncements;

•litigation and claims; and

•restrictions on our subsidiaries’ ability to make dividends and other distributions.

Risk Related to COVID-19 Pandemic

Global or regional health pandemics, epidemics or similar public health threats, including COVID-19, could negatively impact our business, outlook, financial condition, results of operations and liquidity.

Our business and financial results could be negatively impacted by the COVID-19 pandemic or other pandemics, epidemics or similar public health threats. The severity, magnitude and duration of COVID-19 is uncertain, rapidly changing and hard to predict. In 2020, COVID-19 significantly impacted economic activity and markets around the world, including in our service areas, and it could negatively impact our business in numerous ways, including, but not limited to, those outlined below:

•we have experienced reduced demand from our commercial customers and shifts in demand for our regulated utility services;

•our ability to maintain our service to customers may be impaired because of shutdowns and/or illness and travel restrictions among our employees or employees of other companies on whom we rely;

•we have experienced delays in payment, or inability of some of our customers to pay for our services, and our ability to disconnect service for non-payment may be limited, and state regulators may impose bill deferral programs, all of which could impact our business, results of operations, liquidity and financial condition;

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

These and other impacts of COVID-19 or other global or regional health pandemics, epidemics or similar public health threats could also have the effect of heightening many of the other risks described in “Risk Factors” in this Annual Report and the other reports we file from time to time with the SEC. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results of operations, financial condition and liquidity. The ultimate impact of COVID-19 on our business depends on factors beyond our knowledge or control, including the duration and severity of the outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Any of these factors could have a negative impact on our business, outlook, financial condition, and results of operations, which impact could be material.

General economic conditions, as impacted by COVID-19 pandemic, may affect our financial condition and results of operations.

A general economic downturn may lead to a number of impacts on our business and may affect our financial condition and results of operations. Such impacts may include:

•a reduction in discretionary and recreational water use by our residential water customers, particularly during the summer months when such discretionary usage is normally at its highest;

•a reduction in natural gas use by our residential customers, particularly during the winter months when such usage is normally at its highest;

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

Risks Related to Acquisitions

Integrating the Peoples Gas Acquisition may disrupt or have a negative impact on our business.

We completed the Peoples Gas Acquisition on March 16, 2020. We could have difficulty integrating the acquired assets, personnel and operations. The Peoples Gas Acquisition is complex and we are devoting significant time and resources to integrating the businesses. Risks that could impact us negatively include:

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

•unanticipated adverse regulatory decisions related to Peoples; or

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

Some states in which we operate allow the respective public utility commissions to use fair market value to set ratemaking rate base instead of the traditional depreciated original cost of water or wastewater assets for certain qualifying municipal acquisitions. Depending on the state, there are varying rules and circumstances in which fair value is determined. A number of states’ regulations allow ratemaking rate base to equal the lower of the average of the appraisals or the purchase price, subject to regulatory approval. There may be situations where we may pay more than the ultimate fair value of the utility assets as set by the regulatory commission, despite the fair value legislation suggesting its full recovery. In these situations, goodwill may be recognized to the extent there is an excess purchase price over the fair value of net tangible and identifiable intangible assets acquired through a business acquisition. Our financial condition and results of operations could be harmed by an inability to earn a return on, and recover our purchase price as a component of rate base.

We compete with governmental entities, other regulated utilities, and strategic and financial buyers, for acquisition opportunities. As consolidation becomes more prevalent in the utility industry and competition for acquisitions increases, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions. In addition, our competitors may impede our growth by purchasing utilities near our existing operations, thereby preventing us from acquiring them. Governmental entities or environmental / social activist groups have challenged, and may in the future challenge our efforts to acquire new service territories, particularly from municipalities or municipal authorities. Additionally, on occasion we have entered into agreements to acquire water or wastewater utility systems that have been challenged by municipalities, or where referenda are required, which may impact our ability to complete the acquisition. Higher purchase prices and resulting rates may limit our ability to invest additional capital for system maintenance and upgrades in an optimal manner. Our growth could be hindered if we are not able to compete effectively for new companies and/or service territories with other companies or strategic and financial buyers that have lower costs of operations or capital, or that submit more attractive bids. Any of these risks may harm our business, financial condition, and results of operations.

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

Risks Related to Health and Safety and Environmental Concerns

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

Depending on the nature of the water contamination, we may have to interrupt the use of that water supply until we are able to substitute, where feasible, the flow of water from an uncontaminated water source, including if practicable, the purchase of water from other suppliers, or continue the water supply under restrictions on use for drinking or broader restrictions against all use except for basic sanitation and essential fire protection. We may experience a loss of revenue and incur significant costs, including, but not limited to, costs for water quality testing and monitoring, “do not consume” expenses, treatment of the contaminated source through modification of our current treatment facilities or development of new treatment methods, the purchase of alternative water supplies, or litigation related matters, including governmental enforcement actions. In addition, the costs we could incur to decontaminate a water source or our water distribution system and dispose of waste could also be significant. The costs resulting from the contamination may not be recoverable in rates we charge our customer, or may not be recoverable in a timely manner. Further, we may incur a loss of revenue in the event we elect to waive customers’ water and wastewater charges. If we are unable to adequately treat the contaminated water supply or substitute a water supply from an uncontaminated water source in a timely or cost-effective manner, there may be an adverse effect on our business, reputation, financial condition, and results of operations. We could also be subject to:

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

The events in Flint, Michigan, which commenced in 2014, and other communities have brought attention to the issue of lead in drinking water from home plumbing. We have been working to prevent lead leaching from home plumbing sources by reducing water corrosivity and adding chemicals that can prevent leaching of lead in pipes and homes. We have a program to evaluate all changes in water sources prior to initiating a change in water supply. We also focus on identifying and removing lead service lines and encouraging customers to replace the customer-owned portion of the service line if it is lead as they are identified during our main replacement program or during other maintenance activities. In 2019, we initiated a do not consume advisory for some of our customers served by our Illinois subsidiary, which resulted in a loss of revenues and increased operating costs and for which we anticipate an additional recovery of other costs and losses. We filed a claim with our insurance carrier for costs and losses incurred in 2019 related to the do not consume advisory, for which we recovered a portion of the costs and losses and for which we anticipate an additional recovery of other costs and losses.

We are devoting our attention to various emerging contaminants, including the Per- and Polyfluoroalkyl Substances (PFAS) family of chemicals and other chemicals and substances that do not have any regulatory standard in drinking water. We comply with governmental agency guidance that recommend the standard of protection from these contaminants, and we monitor proposed standards and other governmental agency guidance regarding these contaminants. Additionally, commencing in 2020, we initiated a company-wide program to address the contaminant uniformly across our regulated water utilities by selecting standards adopted or proposed by New Jersey, which are the most stringent standards adopted in any state in which we do business. As a result, we are planning a capital program in the range of tens of millions of dollars over several years to install mitigation technology at our water treatment facilities where the source water is found to exceed the standard we have determined to follow. There is no guarantee that the various state regulators would approve the costs associated with the treatment in our system of the emerging contaminants without the establishment of treatment standards by the appropriate governmental entities, or for standards set by other governmental entities. Accordingly, we have commenced legal action, and anticipate filing additional legal actions, aimed at recovering the costs associated with the treatment in our systems of emerging contaminants.

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

We are subject to federal and state laws and regulations requiring the Company to maintain certain safety and system integrity measures by identifying and managing storage and pipeline risks. In addition, companies that supply and transport gas to Peoples are also subject to similar regulations and other restrictions related to their activities. Compliance with these laws and regulations, or future changes in these laws and regulations, may, directly or indirectly, result in increased capital, operating and other costs which may not be recoverable in a timely manner or at all from customers in rates. In accordance with customary industry practices, we maintain insurance against a significant portion, but not all, of these risks and losses. To the extent any of these events occur or regulations change, it could adversely affect our business, reputation, financial condition, and results of operations.

Some scientific experts are predicting a worsening of weather volatility in the future, possibly created by climate change due to greenhouse gases. Changing severe weather patterns could require additional expenditures to reduce the risk associated with any increasing storm, flood and drought occurrences.

The issue of climate change is receiving ever increasing attention worldwide. Many climate change predictions, if true, present several potential challenges to utilities, such as: increased frequency and duration of droughts, increased precipitation and flooding, potential degradation of water quality, and changes in demand for services. We maintain an ongoing facility planning process, and this planning or the enactment of new standards may result in the need for additional capital expenditures or raise our operating costs. Because of the uncertainty of weather volatility related to climate change, we cannot predict its potential impact on our business, financial condition, or results of operations. Although any potential expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs. We cannot assure you that our costs of complying with any climate change weather related measures will not harm our business, financial condition, or results of operations.

Climate change laws and regulations have been passed and are being proposed that require compliance with greenhouse gas emissions standards, as well as other climate change initiatives, which could impact our business, financial condition or results of operations.

Climate change is receiving ever increasing attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases (“GHG”), including carbon dioxide. Climate change laws and regulations enacted and proposed limit GHG emissions from covered entities and require additional monitoring/reporting. We produce an environmental, social, and governance report, which provides an overview of our energy usage and GHG emissions. At this time, the existing GHG laws and regulations are not expected to materially harm the Company’s operations or capital expenditures; however, the uncertainty of future climate change regulatory requirements still remains. We cannot predict the potential impact of future laws and regulations on our business, financial condition, or results of operations. Although these future expenditures and costs for regulatory compliance may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs. Another potential risk related to climate change would be more frequent and more severe weather events, which could increase our costs to repair damaged facilities and restore service to our customers. If we are unable to provide utility services to our customers, our financial results would be impacted by lost revenues and we would have to seek regulatory approval to recover restoration costs.

Climate change and other environmental, social and governance matters are increasingly important to many investors and we may fail to provide information desired by all investors.

Climate change and other environmental, social and governance, or ESG, matters are increasingly important to many investors, including our current investors. We have focused attention on ESG matters and the communication of our ESG activities to investors. We may fail to provide the level of information desired by all investors, including those considering an investment in our stock.

Risks Related to the Operation and Regulation of our Business

The rates we charge our customers are subject to regulation. If we are unable to obtain government approval of our requests for rate increases or if approved rate increases are untimely or inadequate to recover and earn a return on our capital investments, to recover expenses or taxes, or to take into account changes in water, wastewater, or natural gas usage, our profitability may suffer.

The rates we charge our customers are subject to approval by utility commissions in the states in which we operate. We file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Our ability to maintain and meet our financial objectives is dependent upon the recovery of, and return on, our capital investments and expenses through the rates we charge our customers. Once a rate increase petition is filed with a utility commission, the ensuing administrative and hearing process may be lengthy and costly, and our costs may not always be fully recoverable. The timing of our rate increase requests are therefore partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we expect to recover through the rate increase. In addition, the amount or frequency of rate increases may be decreased or lengthened as a result of many factors including changes in regulatory oversight in the states in which we operate utilities and income tax laws, including regulations regarding tax-basis depreciation as it applies to our capital expenditures or qualifying utility asset improvements. We can provide no assurances that any future rate increase request will be approved by the appropriate utility commission; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner.

In Virginia, North Carolina and Kentucky, we may bill our water utility customers, in certain circumstances, in accordance with a rate filing that is pending before the respective regulatory commission, which would allow for interim rates. Furthermore, some utility commissions authorize the use of expense deferrals and amortization in order to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request. The additional revenue billed and collected prior to the final ruling is subject to refund to customers based on the outcome of the ruling. The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling. If the request is denied completely or in part, we could be required to refund to customers some or all of the revenue billed to date, and write-off some or all of the deferred expenses.

Changes in our earnings may differ from changes in our rate base.

Our business is capital intensive and requires significant capital investments for additions to or replacement of property, plant and equipment. These capital investments create assets that are used and useful in providing regulated utility service, and as a result, increase our rate base, on which we generate earnings through the regulatory process. Changes in our reported earnings, however, may differ from changes in our rate base in a given period due to several factors, including rate case timing and the terms of such rate cases; over-or under-earnings in a given period due to changes in operating costs; the effects of tax rates or tax treatment of capital investments, including the effect of repair tax; capital expenditures that are not eligible for a DSIC between rate cases; acquisitions which have not yet been included in rate base; and issuances of equity. We anticipate that we may experience periods in which growth in earnings is less than growth in rate base; such differences may be material and may persist over multiple reporting periods.

Our ability to meet customers’ natural gas requirements may be impaired if contracted natural gas supplies and interstate pipelines services are not available, are not delivered in a timely manner or if federal regulations decrease its available capacity, which may result in a loss of customers and an adverse effect on our financial conditions and results of operations.

We are responsible for acquiring sufficient natural gas supplies, interstate pipeline capacity and storage capacity to meet current and future customers’ peak, annual and seasonal natural gas requirements. We rely on third-party service providers, as we purchase a portion of our natural gas supply from interstate sources and rely on interstate pipelines to transport natural gas to our distribution system, in addition to local production that is delivered directly into our pipeline system. The Federal Energy Regulatory Commission (“FERC”) regulates the transportation of the natural gas received from interstate sources, and any change in regulatory policies could increase our transportation costs or decrease our available pipeline capacity. A decrease in interstate pipeline capacity available, an increase in competition for interstate pipeline transportation service or other interruptions to pipeline gas supplies could reduce our normal interstate supply of natural gas. Additionally, federal or state legislation could restrict or limit natural gas drilling, which could decrease the supply of available natural gas. If we are unable to maintain access to a reliable and adequate natural gas supply or sufficient pipeline capacity to deliver that supply, we may be unable to meet our customers’ requirements resulting in a loss of customers and an adverse effect on our financial conditions and results of operations.

Peoples has traditionally used local production as a source of supply to fulfill its supply requirements. In order to absorb local gas into its system, Peoples has in place a network of pipelines and related facilities that move the gas either to customers located where gas is produced or to the more populated areas of the service territory where the greatest level of consumption occurs, and, in summer months, to Peoples’ on-system and off-system storage facilities. This network of facilities includes gathering lines, compressor stations and transmission lines. Peoples has entered into gas purchase agreements with various producers to supply this local production. A decrease in this supply could occur, for example, if the local gas producers no longer drill wells to offset natural well production decline or if such producers decide to cease production or produce into another pipeline. State and federal legislation or regulations could also limit drilling activities and in turn limit gas supply. If supply is limited, we would be faced with purchasing gas supplies likely at a higher cost, may be unable to find alternative gas supply, and accordingly, may be unable to meet customer requirements, resulting in a loss of customers and an adverse effect on our financial condition and results of operations.

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

In addition to the potential contamination of our water supply or deliberate gas explosions as described in separate risk factors herein, we maintain security measures at our facilities and have heightened employee and public safety official awareness of potential threats to our utility systems. We have and will continue to bear increases in costs for security precautions to protect our facilities, operations, and supplies, most of which have been recoverable under state regulatory policies. While the costs of increases in security, including capital expenditures, may be significant, we expect these costs to continue to be recoverable in utility rates. Despite our security measures, we may not be in a position to control the outcome of terrorist events, or other attacks on our utility systems, should they occur. Such an event could harm our business, financial condition, and results of operations.

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

Peoples’ revenues are seasonal and temperature sensitive and vary from year-to-year, depending on weather conditions, with a substantial portion of Peoples’ revenue occurring in the first and fourth quarters of the year. In 2020, for the period since acquisition on March 16, 2020, this amounted to 54% for the last 16 days of the first quarter and fourth quarter 2020; and 70% for the full fiscal year 2020 of Peoples, including the period prior to acquisition in 2020.This has the effect of reducing our quarterly revenues in the spring and summer months. In addition, warmer-than-normal-weather conditions can decrease the amount of natural gas Peoples sells in any year, which could adversely affect our business, financial condition, and results of operations.

Decreased residential customer water and natural gas usage as a result of conservation efforts, and the impact of more efficient appliances and furnaces, may harm demand for our utility services and may reduce our revenues and earnings.

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

In addition, over time, average customer gas consumption has declined, as more energy efficient appliances and furnaces have been installed and conservation programs have been implemented. If we are unable to compete effectively or if customers further reduce their gas needs, we may lose existing customers, sell less gas to our customers and/or fail to acquire new customers, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Although we operate water, wastewater, and natural gas utility infrastructure in a number of states, our operations are concentrated in Pennsylvania. As a result, our financial results are largely subject to political, resource supply, labor, utility cost and regulatory risks, economic conditions, natural disasters and other risks affecting Pennsylvania.

Federal and state environmental laws and regulations impose substantial compliance requirements on our operations. Our operating costs could be significantly increased in order to comply with new or stricter regulatory standards imposed by federal and state environmental agencies.

Our water, wastewater, and natural gas services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act and similar state laws, and federal and state regulations issued under these laws by the EPA and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the U.S. as well as dam safety, air emissions, and residuals management. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot assure you that we will be at all times in total compliance with these laws, regulations and permits. If we fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators and such noncompliance could result in civil suits. Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to comply with these laws and our permits, it is possible that new or stricter standards could be imposed that will require additional capital expenditures or raise our operating costs. Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs. In summary, we cannot assure you that our costs of complying with, current and future environmental and health and safety laws will not harm our business, financial condition, and results of operations.

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

Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable business tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities. In December 2012, Aqua Pennsylvania changed its tax method of accounting to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for tax purposes. Subsequently, the Company’s Ohio and North Carolina regulated subsidiaries similarly changed their tax method of accounting, and in March 2020 Peoples Natural Gas, LLC changed its tax method of accounting. Our determination of what qualifies as a capital cost versus a tax deduction for utility asset improvements is subject to subsequent adjustment and may impact the income tax benefits that have been recognized.

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

Approximately 43% of our Regulated Water and Regulated Natural Gas segments’ workforce are unionized under 19 labor contracts with labor unions, which expire between at various times up until March 2025. In light of rising costs for healthcare and retirement benefits, contract negotiations in the future may be difficult. We are subject to a risk of work stoppages and other labor actions as we negotiate with the unions to address these issues, which could harm our business, financial condition, and results of operations. We cannot assure you that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.

Workforce-related risks may affect our results of operations.

We are subject to various workforce-related risks, including the risk that we will be unable to attract and retain qualified personnel for our water, wastewater, and natural gas operations, that we will be unable to effectively transfer the knowledge and expertise of an aging workforce to new personnel as those workers retire, and that we will be unable to reach collective bargaining arrangements with the unions that represent certain of our workers, which could result in work stoppages. Additionally, we rely on outside resources to supplement our workforce, including construction crews which are key to our infrastructure replacement program. We face the same risks associated with these outside resources as we do with our own workforce. As a result, we may be unable to hire or retain an adequate number of individuals who are knowledgeable about public utilities, water or the natural gas industry or face a lengthy time period associated with skill development and knowledge transfer. Failure to address these risks may result in increased operational and safety risks as well as increased costs. Even with reasonable plans in place to address succession planning and workforce training, we cannot control the future availability of qualified labor. If we are unable to successfully attract and retain an appropriately qualified workforce, it could adversely affect our financial condition and results of operations.

Significant or prolonged disruptions in the supply of important goods or services from third parties could harm our business, financial condition, and results of operations.

We are dependent on a continuing flow of important goods and services from suppliers for our businesses. A disruption or prolonged delays in obtaining important supplies or services, such as maintenance services, purchased water, chemicals, utility pipe, valves, hydrants, electricity, or other materials, could harm our utility services and our ability to operate in compliance with all regulatory requirements, which could harm our business, financial condition, and results of operations. In some circumstances, we rely on third parties to provide important services (such as customer bill print and mail activities or utility service operations in some of our divisions) and a disruption in these services could harm our business, financial condition, and results of operations. Some possible reasons for a delay or disruption in the supply of important goods and services include:

•our suppliers may not provide materials that meet our specifications in sufficient quantities;

•our suppliers may provide us with water that does not meet applicable quality standards or is contaminated;

•our suppliers may provide us with natural gas not meeting quality standards or of insufficient volume or pressure;

•our suppliers may face production delays due to the COVID-19 pandemic, natural disasters, strikes, lock-outs, or other such actions;

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

Our non-regulated natural gas operations purchase natural gas utilizing a combination of requirements contracts, some of which contain minimum purchase obligations, monthly spot purchase contracts and forward purchase contracts. Although price risk for the non-regulated companies is mitigated to a degree by efforts aimed at balancing supply and demand, there are practical limitations on the ability to accurately predict demand and any failure to do so could adversely affect our financial condition and results of operations.

Risks Related to the Company’s Capital Needs and Common Stock

The Company has incurred significant additional indebtedness in connection with the Peoples Gas Acquisition. As a result, it may be more difficult for the Company to pay or refinance its debts or take other actions, and the Company may need to divert cash to fund debt service payments.

The Company has incurred significant additional indebtedness to finance the Peoples Gas Acquisition and to fund the debt refinancing of the Company’s outstanding existing debt (the “Company Debt Refinancing”). Additionally, in connection with the Peoples Gas Acquisition, the Company assumed approximately $1,106 million of Peoples’ indebtedness.

The Company’s increased indebtedness could:

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

The increased indebtedness in connection with the Peoples Gas Acquisition could cause us to place more reliance on cash flows from operations to pay principal and interest on debt and to satisfy our other obligations. Based on the current and expected results of operations and financial condition of the Company and the financing structure for the Peoples Gas Acquisition, the Company believes that its cash flows from operations, together with the proceeds from borrowings, and issuances of equity and debt securities in the capital markets will generate sufficient cash on a consolidated basis to make all of the principal and interest payments when such payments are due under the Company’s and its current subsidiaries’ existing credit facilities, indentures and other instruments governing their outstanding indebtedness, including the indebtedness we have incurred to fund the Peoples Gas Acquisition, and under the indebtedness assumed as a result of the Peoples Gas Acquisition. However, the Company’s expectation is based upon numerous estimates and assumptions and is subject to numerous uncertainties.

Our business requires significant capital expenditures that are partially dependent on our ability to secure appropriate funding. Disruptions in the capital markets may limit our access to capital. If we are unable to obtain sufficient capital, or if the cost of borrowing increases, it may harm our business, financial condition, results of operations, and our ability to pay dividends.

Our business is capital intensive. In addition to the capital required to fund customer growth through our acquisition strategy, on an annual basis, and particularly the Peoples Gas Acquisition, we invest significant sums for additions to or replacement of property, plant and equipment. We obtain funds for our capital expenditures from operations, contributions and advances by developers and others, debt issuances, and equity issuances. We have paid dividends consecutively for 76 years, and our Board of Directors recognizes the value that our common shareholders place on both our historical payment record and on our future anticipated dividend payments. Our ability to continue our growth through acquisitions, and to maintain and meet our financial objectives is dependent upon the availability of adequate capital, and we may not be able to access the capital markets on favorable terms or at all. Additionally, if in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would need to seek alternative financing sources; however, there can be no assurance that these alternative financing sources would be available on terms acceptable to us. In the event we are unable to obtain sufficient capital, we may need to take steps to conserve cash by reducing our capital expenditures or dividend payments and our ability to pursue acquisitions may be limited. The reduction in capital expenditures may result in reduced potential earnings growth, affect our ability to meet environmental laws and regulations, and limit our ability to improve or expand our utility systems to the level we believe appropriate. There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction and maintenance. In addition, delays in completing major capital projects could delay the recovery of the capital expenditures associated with such projects through rates.

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

The price of our common stock may be volatile. This volatility may affect the price at which one could sell our common stock, and the sale or resale of substantial amounts of our common stock could adversely affect the market price of our common stock.

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

Our Regulated Water properties consist of water transmission and distribution mains and wastewater collection pipelines, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, pipes, dams, reservoirs, buildings, vehicles, land, easements, rights-of-way, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water and the collection and treatment of wastewater. Substantially all of our treatment, storage, and distribution properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of mortgage or indentures. These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries. For some properties that we acquired through the exercise of the power of eminent domain and other properties we purchased, we hold title for water supply purposes only. We own, operate and maintain approximately 13,900 miles of transmission and distribution mains, 22 surface water treatment plants, many well treatment stations, and 199 wastewater treatment plants. A small portion of the properties are leased under long-term leases.

Our Regulated Natural Gas properties consist of approximately 15,200 miles of natural gas distribution mains, varying in size from one-half inch to 36 inches in diameter, 1,900 miles of gathering pipeline, and 600 miles of intrastate transmission/storage pipeline. Further, in each of the cities, towns and rural areas we serve natural gas customers, we own the underground gas mains and service lines, metering and regulating equipment located on customers’ premise and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which we receive gas from third parties are owned, operated and maintained by others, and our distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on land owned by suppliers.

The following table indicates our net property, plant and equipment, in thousands of dollars, as of December 31, 2020 in the principal states where we operate:

	Net Property, Plant and Equipment
Pennsylvania	$6,861,190	72.1%
Ohio	536,138	5.6%
Illinois	508,129	5.3%
North Carolina	432,435	4.5%
Texas	434,434	4.6%
Other (1)	740,551	7.9%
Consolidated	$9,512,877	100.0%

(1)Consists primarily of our operating subsidiaries in the following states: New Jersey, Indiana, Virginia, West Virginia, and Kentucky.

We believe that our properties are generally maintained in good condition and in accordance with current standards of good water, wastewater, and natural gas industry practice. We believe that our facilities are adequate and suitable for the conduct of our business and to meet customer requirements under normal circumstances.

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

Our common stock is traded on the New York Stock Exchange under the ticker symbol WTRG. As of February 15, 2021, there were approximately 21,895 holders of record of our common stock.

The following table shows the cash dividends paid per share for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2020
Dividend paid per common share	$0.2343	$0.2343	$0.2507	$0.2507	$0.9700
Dividend declared per common share	0.2343	0.2343	0.2507	0.2507	0.9700

2019
Dividend paid per common share	$0.2190	$0.2190	$0.2343	$0.2343	$0.9066
Dividend declared per common share	0.2190	0.2190	0.2343	0.2343	0.9066

We have paid dividends consecutively for 76 years. On August 4, 2020, our Board of Directors authorized an increase of 7.0% in the September 1, 2020 quarterly dividend over the dividend Essential Utilities paid in the previous quarter. As a result of this authorization, beginning with the dividend payment in September 2020, the annualized dividend rate increased to $1.0028 per share. This is the 30th dividend increase in the past 29 years and the 22nd consecutive year that we have increased our dividend in excess of five percent. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1, and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant. In 2020, our dividends paid represented 81.6% of net income.

Information with respect to restrictions set forth in our debt instruments is disclosed in Note 11 – Long-term Debt and Loans Payable in the Notes to Consolidated Financial Statements which is contained in Item 8 of this Annual Report.

During the fourth quarter of 2020, the Company did not repurchase any of its equity securities under any repurchase plan or program or under any equity incentive plans.

The following table summarizes the Company’s purchases of its common stock under its equity incentive plans for the quarter ending December 31, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1-31, 2020	-	$-	-	-
November 1-30, 2020	454	$45.67	-	-
December 1-31, 2020	-	$-	-	-
Total	454	$45.67	-	-

(1)These amounts consist of 454 shares acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation under the plan. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plan. We purchased these shares at their fair market value, as determined by reference to closing price of our common stock on the day prior to award vesting.

(In thousands of dollars, except per share amounts)

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

The Company

Essential Utilities, Inc., (referred to as “Essential Utilities”, the “Company”, “we”, “us”, or “our”), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to what we estimate to be almost five million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, West Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries is Aqua Pennsylvania, Inc., which accounted for approximately 55% of operating revenues and approximately 67% of income for our Regulated Water segment in 2020. As of December 31, 2020, Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of water and wastewater customers we serve. Aqua Pennsylvania’s service territory is located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water utility subsidiaries provide similar services in seven additional states. Additionally, pursuant to the Company’ growth strategy, commencing on March 16, 2020, with the completion of the Peoples Gas Acquisition, the Company began to provide natural gas distribution services to customers in western Pennsylvania, Kentucky, and West Virginia. Approximately 93% of the total number of natural gas utility customers we serve are in western Pennsylvania. Lastly, the Company’s market-based activities are conducted through Aqua Infrastructure, LLC and Aqua Resources, Inc. and certain other non-regulated subsidiaries of Peoples. Prior to our October 30, 2020 sale of our investment in a joint venture, Aqua Infrastructure provided non-utility raw water supply services for firms in the natural gas drilling industry. Aqua Resources offers through a third-party, water and sewer line protection solutions and repair services to households.

COVID-19 Pandemic

The impact of the global outbreak of the current novel coronavirus (“COVID-19”) pandemic has created significant volatility in the global economy and at times have led to reduced economic activity. We are monitoring the global outbreak of COVID-19 and taking steps to mitigate the potential risks to our employees and our customers posed by its spread, as described below.

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

This continues to be a rapidly evolving situation, and we will continue to monitor developments affecting our business, workforce, and suppliers and take additional precautions as we believe are warranted. We are actively monitoring our

(In thousands of dollars, except per share amounts)

utility billings and have noticed increases in residential water customer usage offset by decreases in commercial and industrial usage. In response to concerns about customer economic hardship and affordability during the COVID-19 health crisis, our state regulators mandated the temporary curtailment of certain collection practices, such as disconnections from utility service. In addition, we are monitoring collections of customer utility accounts as to potential impacts on cash flows, and increased expenses for costs associated with workforce-related expenses, security and cleaning of company offices and operating facilities, as well as other one-time expenses above the expense amounts included in general rates. In some of the states where we operate, regulators have allowed utilities to resume disconnections from utility service for certain customers who have unpaid balances. Some public utility commission are issuing guidance for utilities to defer COVID-19 expenses in anticipation of seeking recovery in a future rate proceeding, and we are currently evaluating the impact of this guidance. We are continuing with our capital investment program, and based on the current situation, continue to believe we are able to complete the planned projects and improvements to our utility infrastructure. Despite our efforts, the ultimate impact to the Company of the COVID-19 pandemic also depends on factors beyond our knowledge or control, including the duration and severity of this pandemic as well as third party actions taken to contain its spread and mitigate its public health effects. Although we have experienced that some of our customers are facing economic hardships due to various impacts of the COVID-19 pandemic and may be unable to pay for our utility services, we do not currently anticipate a significant impact to our financial position, results of operations or cash flows as a result of the COVID-19 pandemic.

Industry Mission

The mission of the regulated utility industry is to provide quality and reliable utility service at reasonable rates to customers, while earning a fair return for shareholders. A number of challenges face the utility industry, including:

•strict environmental, health and safety standards;

•aging utility infrastructure and the need for substantial capital investment;

•economic regulation by state, and/or, in some cases, local government;

•declining consumption per customer as a result of conservation;

•lawsuits and the need for insurance;

•the impact of weather on natural gas sales demand; and

•the impact of weather and sporadic drought conditions on water sales demand.

Economic Regulation

Most of our utility operations are subject to regulation by their respective state utility commissions, which have broad administrative power and authority to regulate billing rates, determine franchise areas and conditions of service, approve acquisitions, and authorize the issuance of securities. The utility commissions also generally establish uniform systems of accounts and approve the terms of contracts with affiliates and customers, business combinations with other utility systems, and loans and other financings. The policies of the utility commissions often differ from state to state and may change over time. A small number of our operations are subject to rate regulation by county or city government. Over time, the regulatory party in a particular state may change, as was the case for our Texas operations where, in 2014, economic regulation changed from the Texas Commission on Environmental Quality to the Public Utility Commission of Texas. The profitability of our utility operations is influenced to a great extent by the timeliness and adequacy of rate allowances in the various states in which we operate. One consideration we may undertake in evaluating on which states to focus our growth and investment strategy is whether a state provides for consolidated rates, a surcharge for replacing and rehabilitating infrastructure, fair value treatment of acquired utility systems, and other regulatory policies that promote infrastructure investment and efficiency in processing rate cases.

Rate Case Management Capability – We strive to achieve the industry’s mission by effective planning, efficient investments, and productive use of our resources. We maintain a rate case management capability to pursue timely and adequate returns on the capital investments that we make in improving our distribution system, treatment plants, information technology systems, and other infrastructure. This capital investment creates assets that are used and useful in providing utility service and is commonly referred to as rate base. Timely and adequate rate relief is important to our continued profitability and in providing a fair return to our shareholders; thus, providing access to capital markets to help fund these investments. Accordingly, the objective of our rate case management strategy is to provide that the rates of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations (primarily labor and employee benefits, electricity, chemicals, transportation, maintenance expenses, insurance and claims costs, and costs

(In thousands of dollars, except per share amounts)

to comply with environmental regulations), capital, and taxes. In pursuing our rate case strategy, we consider the amount of net utility plant additions and replacements made since the previous rate decision, the changes in the cost of capital, changes in our capital structure, and changes in operating and other costs. Based on these assessments, our utility operations periodically file rate increase requests with their respective state utility commissions or local regulatory authorities. In general, as a regulated enterprise, our utility rates are established to provide full recovery of utility operating costs, taxes, interest on debt used to finance capital investments, and a return on equity used to finance capital investments. Our ability to recover our expenses in a timely manner and earn a return on equity employed in the business helps determine the profitability of the Company. As of December 31, 2020, the Company’s rate base is estimated to be $8,000,000, which is comprised of:

•$5,500,000 in the Regulated Water segment; and

•$2,500,000 in the Regulated Natural Gas segment.

As of December 31, 2020, the regulatory status of the Company’s rate base is estimated to be as follows:

•$7,000,000 filed with respective state utility commissions or local regulatory authorities; and

•$1,000,000 not yet filed with respective state utility commissions or local regulatory authorities.

Our water and wastewater operations are composed of 46 rate divisions, and our natural gas operations are comprised of 5 rate divisions. Each of our utility rate divisions require a separate rate filing for the evaluation of the cost of service and recovery of investments in connection with the establishment of tariff rates for that rate division. When feasible and beneficial to our utility customers, we have sought approval from the applicable state utility commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base. All of the eight states in which we operate water and wastewater utilities currently permit us to file a revenue requirement using some form of consolidated rates for some or all of the rate divisions in that state.

Revenue Surcharges – Seven states in which we operate water utilities, seven states in which we operate wastewater utilities, and two states in which we operate natural gas utilities permit us to add an infrastructure rehabilitation surcharge to their respective bills to offset the additional depreciation and capital costs associated with capital expenditures related to replacing and rehabilitating infrastructure systems. In our other states, utilities absorb all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues. The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag. This surcharge is intended to substantially reduce regulatory lag, which could act as a disincentive for utilities to rehabilitate their infrastructure. In addition, some states permit our subsidiaries to use a surcharge or credit on their bills to reflect allowable changes in costs, such as changes in state tax rates, other taxes and purchased water costs, until such time as the new costs are fully incorporated in base rates.

Effects of Inflation – Recovery of the effects of inflation through higher customer rates is dependent upon receiving adequate and timely rate increases. However, rate increases are not retroactive and often lag increases in costs caused by inflation. On occasion, our regulated utility companies may enter into rate settlement agreements, which require us to wait for a period of time to file the next base rate increase request. These agreements may result in regulatory lag whereby inflationary increases in expenses may not yet be reflected in rates, or a gap may exist between when a capital project is completed and the start of its recovery in rates. Even during periods of moderate inflation, the effects of inflation can have a negative impact on our operating results.

Growth-Through-Acquisition Strategy

Part of our strategy to meet the industry challenges is to actively explore opportunities to expand our utility operations through acquisitions of water, wastewater, natural gas, and other utilities either in areas adjacent to our existing service areas or in new service areas, and to explore acquiring market-based businesses that are complementary to our regulated utility operations. To complement our growth strategy, we routinely evaluate the operating performance of our individual utility systems, and in instances where limited economic growth opportunities exist or where we are unable to achieve favorable operating results or a return on equity that we consider acceptable, we will seek to sell the utility system and reinvest the proceeds in other utility systems. Consistent with this strategy, we are focusing our acquisitions and resources in states where we have critical mass of operations in an effort to achieve economies of scale and increased

(In thousands of dollars, except per share amounts)

efficiency. Our growth-through-acquisition strategy allows us to operate more efficiently by sharing operating expenses over more utility customers and provides new locations for future earnings growth through capital investment. Another element of our growth strategy is the consideration of opportunities to expand by acquiring other utilities, including those that may be in a new state if they provide promising economic growth opportunities and a return on equity that we consider acceptable. Our ability to successfully execute this strategy historically and to meet the industry challenges has largely been due to our core competencies, financial position, and our qualified and trained workforce, which we strive to retain by treating employees fairly and providing our employees with development and growth opportunities.

On March 16, 2020, we completed the acquisition of Peoples Natural Gas (the “Peoples Gas Acquisition”), which expanded the Company’s regulated utility business to include natural gas distribution, serving approximately 750,000 natural gas utility customers in western Pennsylvania, West Virginia, and Kentucky.

During 2020, in addition to the Peoples Gas Acquisition, we completed six acquisitions, which along with the organic growth in our existing systems, represents 24,169 new customers. During 2019, we completed eight acquisitions, which along with the organic growth in our existing systems, represents 21,613 new customers. During 2018, we completed nine acquisitions, which along with the organic growth in our existing systems, represents 22,741 new customers.

We believe that utility acquisitions, organic growth, and a potential expansion of our market-based business will continue to be the primary sources of growth for us. With approximately 50,000 public or private water utility systems in the U.S., 81% of which serve less than 3,300 customers, the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water, and wastewater). In the states where we operate regulated water utilities, we believe there are approximately 14,000 public or private water utility systems of widely-varying size, with the majority of the population being served by government-owned water systems.

Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. Based on the 2019 U.S. Census American Housing Survey, approximately 84% of the U.S. population relies on public or private sewer systems, and 16% of the U.S. population relies on septic tank, cesspool or other sewer options. The vast majority of wastewater facilities are government-owned rather than regulated utilities. In the states where we operate regulated water utilities, we believe there are approximately 4,000 wastewater facilities in operation, with the majority of the population being served by government-owned wastewater systems.

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

We are actively exploring opportunities to expand our water and wastewater utility operations through regulated utility acquisitions or otherwise, including the management of publicly-owned facilities in a public-private partnership. We intend to continue to pursue acquisitions of government-owned and regulated water and wastewater utility systems that provide services in areas near our existing service territories or in new service areas. It is our intention to focus on growth opportunities in states where we have critical mass, which allows us to improve economies of scale through spreading our fixed costs over more customers – this cost efficiency should enable us to reduce the size of future rate increases. Currently, the Company seeks to acquire businesses in the U.S. regulated sector, which includes water, wastewater, and natural gas utilities and other regulated utilities, and to pursue growth ventures in market-based activities, by acquiring businesses that provide water and wastewater or other utility-related services and investing in infrastructure projects.

(In thousands of dollars, except per share amounts)

Sendout

Sendout represents the quantity of treated water delivered to our distribution systems. We use sendout as an indicator of customer demand. Weather conditions tend to impact water consumption, particularly during the late spring, summer, and early fall when discretionary and recreational use of water is at its highest. Consequently, a higher proportion of annual Regulated Water segment operating revenues are realized in the second and third quarters. In general, during this period, an extended period of hot and dry weather increases water consumption, while above-average rainfall and cool weather decreases water consumption. Conservation efforts, construction codes that require the use of low-flow plumbing fixtures, as well as mandated water use restrictions in response to drought conditions can reduce water consumption. We believe an increase in conservation awareness by our customers, including the increased use of more efficient plumbing fixtures and appliances, may continue to result in a long-term structural trend of declining water usage per customer. These gradual long-term changes are normally taken into account by the utility commissions in setting rates, whereas significant short-term changes in water usage, resulting from drought warnings, water use restrictions, or extreme weather conditions, may not be fully reflected in the rates we charge between rate proceedings. In Illinois, our operating subsidiary has adopted a revenue stability mechanism which allows us to recognize state PUC-authorized revenue for a period which is not based upon the volume of water sold during that period, and effectively lessens the impact of weather and consumption variability.

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

The geographic diversity of our utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of the country. During the year ended December 31, 2020, our operating revenues for our Regulated Water segment were derived principally from the following states: approximately 54% in Pennsylvania, 12% in Ohio, 8% in Illinois, 8% in Texas, and 6% in North Carolina.

Performance Measures Considered by Management

We consider the following financial measures (and the period to period changes in these financial measures) to be the fundamental basis by which we evaluate our operating results:

•earnings per share;

•operating revenues;

•gross margin;

•earnings before interest, taxes, and depreciation (“EBITD”);

•income adjusted to remove transaction-related expenses associated with the Peoples Gas Acquisition;

•earnings before income taxes;

•net income; and

•the dividend rate on common stock.

In addition, we consider other key measures in evaluating our utility business performance within our Regulated Water and Natural Gas segments:

•our number of utility customers;

•the ratio of operations and maintenance expense compared to operating revenues (this percentage is termed “operating expense ratio”);

•return on revenues (net income divided by operating revenues);

•rate base growth;

(In thousands of dollars, except per share amounts)

•return on equity (net income divided by stockholders’ equity); and

•the ratio of capital expenditures to depreciation expense.

Some of these measures, like EBITD and gross margin, are non-GAAP financial measures. The Company believes that the non-GAAP financial measures provide management the ability to measure the Company’s financial operating performance across periods and as contrasted to historical financial results, which are more indicative of the Company’s ongoing performance and more comparable to measures reported by other companies. When the Company discloses such non-GAAP financial measures, we believe they are useful to investors as a meaningful way to compare the Company’s operating performance against its historical financial results. We believe EBITD is a relevant and useful indicator of operating performance, as we measure it for management purposes because it provides a better understanding of our results of operations by highlighting our operations and the underlying profitability of our core business. Furthermore, we review the measure of earnings before unusual items that are not directly related to our core business, such as the measure of adjusted earnings to remove the Peoples Gas Acquisition expenses, such as transaction expenses and the change in fair value of interest rate swap agreements, which were recognized in 2019 and 2018. Refer to Note 11 – Long-term Debt and Loans Payable in this Annual Report for information regarding the interest rate swap agreements.

We review these measurements regularly and compare them to historical periods, to our operating budget as approved by our Board of Directors, and to other publicly-traded utilities. Additionally, Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Therefore, fluctuations in the cost of purchased gas impact operating revenues on dollar-for-dollar basis, but does not impact gross margin. Management uses gross margin, a non-GAAP financial measure, defined as operating revenues less purchased gas expense, to analyze the financial performance of our Regulated Natural Gas segment, as management believes gross margin provides a meaningful basis for evaluating our natural gas utility operations since purchased gas expenses are included in operating revenues and passed through to customers.

Our operating expense ratio is one measure that we use to evaluate our operating efficiency and management effectiveness of our regulated operations. Our operating expense ratio is affected by a number of factors, including the following:

•Regulatory lag – Our rate filings are designed to provide for the recovery of increases in costs of operations (primarily labor and employee benefits, electricity, chemicals, transportation, maintenance expenses, insurance and claim costs, and costs to comply with environmental regulations), capital, and taxes. The revenue portion of the operating expense ratio can be impacted by the timeliness of recovery of, and the return on capital investments. The operating expense ratio is further influenced by regulatory lag (increases in operations and maintenance expenses not yet recovered in rates or a gap between the time that a capital project is completed and the start of its cost recovery in rates). The operating expense ratio is also influenced by decreases in operating revenues without a commensurate decrease in operations and maintenance expense, such as changes in customer usage as impacted by adverse weather conditions, or conservation trends. Commencing in 2012, as a result of utility rates incorporating the effects of income tax benefits derived from deducting qualifying utility asset improvements for tax purposes that are capitalized for book purposes in Aqua Pennsylvania, the Company forwent operating revenue increases until its next rate case became effective in May 2019. During periods of inflation, our operations and maintenance expenses may increase, impacting the operating expense ratio, as a result of regulatory lag, since our rate cases may not be filed timely and are not retroactive.

•Acquisitions – In general, acquisitions of smaller undercapitalized utility systems in some areas may initially increase our operating expense ratio if the operating revenues generated by these operations do not reflect the true cost of service and are accompanied by a higher ratio of operations and maintenance expenses as compared to other operational areas of the company that are more densely populated and have integrated operations. In these cases, the acquired operations are characterized as having relatively higher operating costs to fixed capital costs, in contrast to the majority of our operations, which generally consist of larger, interconnected systems, with higher fixed capital costs (utility plant investment) and lower operating costs per customer. For larger acquisitions, such

(In thousands of dollars, except per share amounts)

as the Peoples Gas Acquisition, we have incurred significant transaction expenses, which increase operations and maintenance expenses in periods prior to and in the period of the closing of the acquisition. In addition, we operate market-based subsidiary companies consisting of our non-regulated natural gas operations, Aqua Resources, and Aqua Infrastructure. The cost-structure of these market-based companies differs from our utility companies in that, although they may generate free cash flow, these companies may at times have a higher ratio of operations and maintenance expenses to operating revenues and a lower capital investment and, consequently, a lower ratio of fixed capital costs versus operating revenues in contrast to our regulated operations. As a result, the operating expense ratio is not comparable between the businesses. These market-based subsidiary companies are not a component of our Regulated Water or Regulated Natural Gas segments.

We continue to evaluate initiatives to help control operating costs and improve efficiencies.

(In thousands of dollars, except per share amounts)

Consolidated Selected Financial and Operating Statistics

Our selected five year consolidated financial and operating statistics follow:

Years ended December 31,	2020	2019	2018	2017	2016
Utility customers:
Residential water	832,902	822,817	815,663	807,872	801,190
Commercial water	42,535	41,892	41,532	40,956	40,582
Industrial water	1,338	1,339	1,340	1,338	1,349
Residential gas	690,642	-	-	-	-
Commercial gas	59,424	-	-	-	-
Industrial gas	1,436	-	-	-	-
Other water	18,561	18,984	19,273	19,430	19,036
Wastewater	151,965	141,672	127,782	113,253	110,108
Total utility customers	1,798,803	1,026,704	1,005,590	982,849	972,265
Operating revenues:
Residential water	$567,485	$518,192	$482,946	$483,865	$484,901
Commercial water	143,479	145,599	133,753	130,373	131,170
Industrial water	29,764	30,667	28,848	27,880	27,916
Other water	67,712	72,942	85,894	65,324	62,983
Wastewater	121,117	105,204	94,170	87,560	82,780
Customer rate credits	(4,080)	-	-	-	-
Other utility	13,063	13,826	9,027	9,903	10,357
Regulated water segment	938,540	886,430	834,638	804,905	800,107
Residential gas	314,274	-	-	-	-
Commercial gas	50,239	-	-	-	-
Industrial gas	6,923	-	-	-	-
Gas transportation	133,685	-	-	-	-
Customer rate credits	(18,924)	-	-	-	-
Other utility	20,367	-	-	-	-
Regulated gas segment	506,564	-	-	-	-
Total	1,445,104
Other and eliminations	17,594	3,262	3,453	4,620	19,768
Consolidated operating revenues	$1,462,698	$889,692	$838,091	$809,525	$819,875
Operations and maintenance expense	$528,611	$333,102	$308,478	$282,253	$297,184
Net income (1)	$284,849	$224,543	$191,988	$239,738	$234,182
Capital expenditures	$835,642	$550,273	$495,737	$478,089	$382,996
Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	36.1%	37.4%	36.8%	34.9%	36.2%
Depreciation and amortization	17.6%	17.6%	17.5%	16.9%	16.2%
Taxes other than income taxes	5.2%	6.7%	7.1%	7.0%	6.9%
Interest expense	12.9%	14.1%	11.8%	10.9%	9.9%
Net income (1)	19.5%	25.2%	22.9%	29.6%	28.6%
Return on Essential Utilities stockholders' equity (1)	6.1%	5.8%	9.6%	12.2%	12.7%
Ratio of capital expenditures to depreciation expense	3.3	3.5	3.4	3.5	2.9
Effective tax rate	(7.5%)	(6.2%)	(7.7%)	6.6%	8.2%

(1)Reflects Peoples Gas Acquisition transaction-related expenses of $20,925 ($25,573 pre-tax) in 2020, $18,246 ($22,891 pre-tax) in 2019, $11,611 ($14,184 pre-tax) in 2018; utility customer rate credits issued in 2020 of $23,004 (or $16,357 net of tax); a mark-to-market fair value adjustment expense for 2019 of $18,756 ($23,742 pre-tax) and 2018 of $47,225 ($59,779 pre-tax) associated with interest rate swap agreements entered into to mitigate interest rate risk associated with issuance of long-term debt to fund a portion of the Peoples Gas Acquisition; and in 2019 a $14,637 ($18,528 pre-tax) loss on debt extinguishment associated with the early redemption of $313,500 of the Company’s long-term debt.

(In thousands of dollars, except per share amounts)

RESULTS OF OPERATIONS

Net income varies over time as a result of increases in operating income, timing of transaction expenses for acquisitions, including fluctuations in fair value adjustments for interest rate swap agreements entered into in connection with the Peoples Gas Acquisition, and other factors described below. During the past five years, our operating revenues grew at a compound rate of 12.4% and operating expenses grew at a compound rate of 15.9%. Operating expenses in 2020 grew higher than historic experience due to $25,573 of transaction-related expenses for the Peoples Gas Acquisition and the addition of Peoples’ operating expenses after the transaction closed on March 16, 2020.

Operating Segments

We have identified twelve operating segments and we have two reportable segments based on the following:

•Eight segments are composed of our water and wastewater regulated utility operations in the eight states where we provide these services. These operating segments are aggregated into one reportable segment, Regulated Water, since each of these operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution and/or wastewater collection methods, and the nature of the regulatory environment.

•Our Regulated Natural Gas segment is composed of natural gas utility companies in three states acquired in the Peoples Gas Acquisition. These utilities provide natural gas distribution services, and their operating results subsequent to the March 16, 2020 acquisition date are reported in the Regulated Gas segment.

•Three segments are not quantitatively significant to be reportable and are composed of our non-regulated natural gas operations, Aqua Resources, and Aqua Infrastructure. These segments are included as a component of “Other,” in addition to corporate costs that have not been allocated to the Regulated Water and Natural Gas segments, because they would not be recoverable as a cost of utility service, and intersegment eliminations. Corporate costs include general and administrative expenses, and interest expense.

(In thousands of dollars, except per share amounts)

The following table provides the Regulated Water and Natural Gas segments and consolidated information for the years ended December 31, 2020, 2019, and 2018:

2020	Regulated Water	Regulated Natural Gas	Other and Eliminations	Consolidated
Operating revenues	$938,540	$506,564	$17,594	$1,462,698
Operations and maintenance expense	309,608	198,383	20,620	528,611
Purchased gas	-	154,103	11,642	165,745
Taxes other than income taxes	60,505	13,307	2,785	76,597
Earnings (loss) before interest, taxes, depreciation and amortization	$568,427	$140,771	$(17,453)	691,745
Depreciation and amortization				257,059
Operating income				434,686
Other expense (income):
Interest expense				188,435
Interest income				(5,363)
Allowance for funds used during construction				(12,687)
Gain on sale of other assets				(661)
Equity loss in joint venture				3,374
Other				(3,383)
Provision for income taxes (benefit)				(19,878)
Net income				$284,849

2019	Regulated Water	Other and Eliminations	Consolidated
Operating revenues	$886,430	$3,262	$889,692
Operations and maintenance expense	315,052	18,050	333,102
Taxes other than income taxes	57,671	2,284	59,955
Earnings (loss) before interest, taxes, depreciation and amortization	$513,707	$(17,072)	496,635
Depreciation and amortization			156,476
Operating income			340,159
Other expense (income):
Interest expense			125,383
Interest income			(25,406)
Allowance for funds used during construction			(16,172)
Change in fair value of interest rate swap agreements			23,742
Loss on debt extinguishment			18,528
Gain on sale of other assets			(923)
Equity earnings in joint venture			(2,210)
Other			5,691
Provision for income taxes (benefit)			(13,017)
Net income			$224,543

2018	Regulated Water	Other and Eliminations	Consolidated
Operating revenues	$834,638	$3,453	$838,091
Operations and maintenance expense	292,232	16,246	308,478
Taxes other than income taxes	57,140	2,622	59,762
Earnings before interest, taxes, depreciation and amortization	$485,266	$(15,415)	469,851
Depreciation and amortization			146,673
Operating income			323,178
Other expense (income):
Interest expense			99,054
Interest income			(152)
Allowance for funds used during construction			(13,023)
Change in fair value of interest rate swap agreements			59,779
Gain on sale of other assets			(714)
Equity earnings in joint venture			(2,081)
Other			1,996
Provision for income taxes (benefit)			(13,669)
Net income			$191,988

(In thousands of dollars, except per share amounts)

Consolidated Results of Operations Comparison for 2020 and 2019

For the comparison of fiscal years 2019 and 2018, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020. The following results of operations includes the operating results of Peoples Gas Acquisition or the Regulated Natural Gas segment for the period since the acquisition on March 16, 2020.

Operating Revenues – Operating revenues totaled $1,462,698 in 2020, $889,692 in 2019, and $838,091 in 2018. Our Regulated Water segment’s revenues totaled $938,540 in 2020, $886,430 in 2019, and $834,638 in 2018, and our Regulated Natural Gas segment’s revenues totaled $506,564 in 2020. The growth in our Regulated Water segment’s revenues over the past three years is a result of increases in our water and wastewater rates and our customer base. Rate increases implemented during the past three years have provided additional operating revenues of $32,660 in 2020, $55,658 in 2019, and $8,362 in 2018. In 2020, we experienced a decrease in water revenues of $1,402 as a result of a do not consume advisory that was initiated in mid-2019 for some of our customers served by our Illinois subsidiary, which we expect to continue into 2021. In 2019, the impact from this matter reduced water and wastewater revenues by $1,574. The number of customers increased at an annual compound rate of 22.3% over the past three years due to acquisitions and organic growth, adjusted to exclude customers associated with utility system dispositions. Acquisitions in our Regulated Water segment have provided additional water and wastewater revenues of $10,951 in 2020, $8,393 in 2019, and $3,877 in 2018. The Peoples Gas acquisition provided natural gas revenues of $520,944 in 2020, since the acquisition date.

Associated with the approval of the Peoples Gas Acquisition from the Pennsylvania Public Utility Commission, the Company provided $23,004 of one-time customer rate credits in 2020 to its Pennsylvania natural gas utility customers and water and wastewater customers served by Aqua Pennsylvania. Specifically, the Company granted $4,080 of customer rate credits to its water and wastewater customers in the third quarter of 2020, and $18,924 to its natural gas utility customers in the fourth quarter of 2020.

On March 31, 2020, the Company changed its method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas subsidiary. This change allows a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. The Company uses flow-through accounting to record the income tax benefits of this change. In addition, the calculation of the income tax benefits for qualifying capital expenditures made prior to March 16, 2020 was completed and a regulatory liability of $160,155 was recorded to defer these tax benefits pending regulatory guidance.

In 2012, Aqua Pennsylvania changed its tax accounting method to permit the expensing of qualifying utility asset improvement costs that historically had been capitalized and depreciated for book and tax purposes. This change provided for the flow-through of income tax benefits that resulted in a substantial reduction in income tax expense and greater net income and cash flow. During 2020, 2019, and 2018, the income tax accounting change resulted in income tax benefits of $49,077, $66,816, and $64,183, that reduced the Company’s current income tax expense and increased net income. The Company recognized a tax deduction on its 2012 Federal tax return of $380,000 for qualifying capital expenditures made prior to 2012. Based on a rate case settlement agreement, beginning in 2013, the Company began to amortize these expenditures, which reduced income tax expense. In 2019, Aqua Pennsylvania filed a settlement for a base rate case, which incorporated the repair tax benefits, using a collar mechanism, and an adjusted amortization of the pre-2012 tax benefits into its cost of service. Incremental rates from this settlement of approximately $47,000 went into effect in May 2019.

Our operating subsidiaries received rate increases representing estimated annualized revenues of $4,480 in 2020 resulting from five base rate decisions, $52,974 in 2019 resulting from four base rate decisions, and $11,558 in 2018 resulting from five base rate decisions. Revenues from these increases realized in the year of grant were $1,594 in 2020, $32,287 in 2019, and $7,270 in 2018. As of December 31, 2020, our operating subsidiaries have filed two rate requests, which are being reviewed by the state utility commissions, proposing an aggregate increase of $1,766 in annual revenues. During 2021, we intend to file seven additional rate requests; the timing and extent to which our rate increase requests may be granted will vary by state.

(In thousands of dollars, except per share amounts)

Currently, Pennsylvania, Illinois, Ohio, Indiana, Virginia, North Carolina and New Jersey allow for the use of an infrastructure rehabilitation surcharge for both water and wastewater utility systems. Additionally, Pennsylvania and Kentucky allow for the use of an infrastructure rehabilitation surcharge for natural gas utility systems. The rate increases under this surcharge typically adjust periodically based on additional qualified capital expenditures completed or anticipated in a future period. This surcharge is capped as a percentage of base rates, generally at 5% to 12.75% of base rates, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. These surcharges provided revenues of $13,039 in 2020, $16,007 in 2019, and $31,836 in 2018.

Our Regulated Water segment also includes operating revenues of $8,781 in 2020, $13,835 in 2019, and $9,427 in 2018 associated with revenues earned primarily from fees received from telecommunication operators that have put cellular antennas on our water towers, fees earned from municipalities for our operation of their water or wastewater treatment services or to perform billing services, and fees earned from developers for accessing our water mains, and $4,080 of one-time customer rate credits provided in 2020 associated with the regulatory approval of the Peoples Gas Acquisition.

In addition to the Regulated Water segment operating revenues, we recognized market-based revenues that are associated with our non-regulated natural gas operations (post-closing), Aqua Resources, and Aqua Infrastructure of $17,776 in 2020, $3,395 in 2019, and $3,590 in 2018.

Operations and Maintenance Expenses – Operations and maintenance expenses totaled $528,611 in 2020, $333,102 in 2019, and $308,478 in 2018. Most elements of operating costs are subject to the effects of inflation and changes in the number of customers served. Several elements are subject to the effects of changes in water consumption, weather, and the degree of water treatment required due to variations in the quality of the raw water. The principal elements of operating costs are labor and employee benefits, electricity, chemicals, transportation, maintenance expenses, insurance and claims costs, and costs to comply with environmental regulations. Electricity and chemical expenses vary in relationship to water consumption, raw water quality, and price changes. Maintenance expenses are sensitive to extremely cold weather, which can cause utility mains to rupture and natural gas service lines to freeze, resulting in additional costs to repair the affected main.

Operations and maintenance expenses increased in 2020, as compared to 2019, by 195,509 or 58.7%, primarily due to:

•Operating costs of $199,851 associated with the Peoples Gas Acquisition, including expenses attributed to the COVID-19 pandemic of $8,735 primarily associated with an increase in bad debt expense of $6,551;

•additional expenses of $8,518 associated with the COVID-19 pandemic for our water utility operations consisting primarily of bad debt expense of $5,980, and the purchase of personal protective equipment and disinfecting supplies of $903, which are offset by decreases in travel expenses, office supplies, and office utility expenses;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $7,202; and

•transaction expenses of $25,397, compared to expenses of $22,891 incurred in the prior year, for the Peoples Gas Acquisition, primarily representing expenses associated with investment banking fees, including bridge financing, employee related expenses, obtaining regulatory approvals, legal expenses, and integration planning; offset by

•insurance proceeds of $2,874 received for expenses incurred related to the advisory for some of our water utility customers served by our Illinois subsidiary;

•lower expenses of $1,911 in 2020 compared to 2019 for expenses associated with remediating a do not consume advisory we initiated in 2019 for some of our customers served by our Illinois subsidiary. We expect that the expenses associated with remediating the advisory to continue into the second quarter of 2021. Further, the Company has determined that it is reasonably possible that a fine or penalty may be incurred, however, we cannot estimate the possible range of loss at this time and no liability has been accrued for these future costs.

•a decrease in our self-insured employee medical plan benefits of $1,927; and

(In thousands of dollars, except per share amounts)

•a stimulus payment of $1,038 received by our Ohio subsidiary from the Ohio Bureau of Workers’ Compensation as a result of the COVID-19 pandemic.

In order to continue the Company’s tradition of good corporate citizenship and community giving, in 2020, the Company contributed $30,000 to the Essential Foundation, a 501(c)(3) organization. This amount pre-funds our regulatory and community commitments over multiple years and furthers the charitable purposes of the Essential Foundation.

Purchased Gas – Purchased gas of $165,745 represents the cost of gas sold by Peoples during the period since the acquisition date of March 16, 2020. There were no corresponding amounts in prior periods.

Taxes Other than Income Taxes – Taxes other than income taxes totaled $76,597 in 2020, $59,955 in 2019, and $59,762 in 2018, and has increased principally due to increases in payroll taxes of $8,750 and property taxes of $4,319 resulting from additional expenses associated with acquired operations including the Peoples Gas Acquisition.

Depreciation and Amortization Expenses – Depreciation expense was $251,443 in 2020, $158,179 in 2019, and $146,032 in 2018, and has increased principally as a result of the significant capital expenditures made to expand and improve our utility facilities, and our acquisitions of new utility systems. 2020 marks the inclusion of $81,672 of depreciation from the People’s Gas Acquisition since March 16, 2020.

Amortization expense (credit) was $5,616 in 2020, $(1,703) in 2019, and $641 in 2018, and increased in 2020 primarily due to the prior year effect of a favorable one-time adjustment recorded in of 2019 resulting from a rate order received for our Pennsylvania water subsidiary. 2020 marks the inclusion of $2,576 of amortization from the Peoples Gas Acquisition. Expenses associated with filing rate cases are deferred and amortized over periods that generally range from one to three years.

Interest Expense – Interest expense was $188,435 in 2020, 125,383 in 2019, and $99,054 in 2018. Interest expense increased in 2020 primarily due to the following items:

•an increase in average borrowings;

•interest of $28,939 on debt assumed in the Peoples Gas Acquisition;

•pre-acquisition interest expense of $3,959 from the issuance of $900,000 of long-term debt and $119,081 of amortizing notes in April 2019 partially for funding of the Peoples Gas Acquisition; and

•interest of $1,399 on the Company’s $500,000 term loan to provide liquidity during the COVID-19 pandemic, which was repaid in May and June 2020; offset by

•a decrease in our effective interest rate.

The weighted average cost of fixed rate long-term debt was 3.73% at December 31, 2020, 4.09% at December 31, 2019, and 4.31% at December 31, 2018. The weighted average cost of fixed and variable rate long-term debt was 3.56% at December 31, 2020, 4.09% at December 31, 2019, and 4.23% at December 31, 2018.

Interest Income – Interest income was $5,363 in 2020, $25,406 in 2019, and $152 in 2018. The decrease in 2020 is primarily due to the utilization of the proceeds held from our April 2019 equity and debt offerings to close the Peoples Gas Acquisition on March 16, 2020.

Allowance for Funds Used During Construction – The allowance for funds used during construction (“AFUDC”) was $12,687 in 2020, $16,172 in 2019, and $13,023 in 2018, and varies as a result of changes in the average balance of utility plant construction work in progress, to which AFUDC is applied, changes in the AFUDC rate which is based predominantly on short-term interest rates, changes in the balance of short-debt, and changes in the amount of AFUDC related to equity. The decrease in 2020 is primarily due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied. The amount of AFUDC related to equity was $8,253 in 2020, $11,941 in 2019, and $9,691 in 2018.

(In thousands of dollars, except per share amounts)

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

Loss on Debt Extinguishment – The loss on debt extinguishment of $18,528 results from the extinguishment of $313,500 of existing debt that was refinanced in May 2019. Further, in 2020 the Company recorded an additional regulatory asset for $3,888, as it represents an amount on which the Company expects to receive prospective rate recovery. The recognition of this regulatory asset in 2020 has been presented in the consolidated statements of operations and comprehensive income within the line item “Other.”

Gain on Sale of Other Assets – Gain on sale of other assets totaled $661 in 2020, $923 in 2019, and $714 in 2018, and consists of the sales of property, plant and equipment.

Equity (Loss) Earnings in Joint Venture – Equity earnings (loss) in joint venture totaled $(3,374) in 2020, $2,210 in 2019, and $2,081 in 2018. The equity loss in 2020 primarily resulted from a charge of $3,700 recorded in 2020 reflecting a loss on sale of our joint venture investment realized in October 2020 and a decrease in the sale of raw water to firms in the natural gas drilling industry.

Other – Other totaled $(3,383) in 2020, $5,691 in 2019, and $1,996 in 2018, and primarily represents the non-service cost components of our net periodic pension and postretirement benefit costs and, the change in fair value of our equity investments in an employee benefit plan. The net benefit in 2020 is primarily due to a recovery of a previously incurred cost that resulted in the recognition of a regulatory asset based on the Company’s recovery in a rate case, and a decrease in the non-service cost components of our net benefit cost for pension benefits as well as the credit balance for Peoples Natural Gas which was acquired March 16, 2020.

Income Taxes – Our effective income tax rate was (7.5)% in 2020, (6.2)% in 2019, and (7.7)% in 2018. The Company’s provision for income taxes represents an income tax benefit due to the effects of tax deductions recognized for certain qualifying infrastructure improvements for Aqua Pennsylvania and Peoples Natural Gas. The effective income tax rate decreased in 2020 due to an increase in the income tax benefit recognized as a result of tax deductions for qualifying infrastructure investments of Peoples Natural Gas, offset partially by an increase in our income before income taxes of $53,445. On March 31, 2020, we changed the method of tax accounting for certain qualifying infrastructure investments at Peoples Natural Gas, our largest natural gas subsidiary in Pennsylvania, which provided for a reduction to income tax expense of $27,822 due to the flow-through treatment of the current tax repair benefits.

Summary –

	Years ended December 31,
	2020	2019	2018
Operating income	$434,686	$340,159	$323,178
Net income	284,849	224,543	191,988
Diluted net income per share	1.12	1.04	1.08

The changes in diluted net income per share in 2020 over the previous year were due to the aforementioned changes.

While the importance to the future realization of improved profitability relies on continued adequate rate increases reflecting increased operating costs and new capital improvements, other factors such as transaction expenses for acquisitions will likely cause changes in operating income, net income and diluted net income per share.

(In thousands of dollars, except per share amounts)

Although we have experienced increased income in the recent past, continued adequate rate increases reflecting increased operating costs and new capital investments, are important to the future realization of improved profitability.

Fourth Quarter Results – The following table provides our fourth quarter results:

	Three Months Ended December 31,
	2020	2019
Operating revenues	$473,998	$226,042

Operations and maintenance	157,196	85,321
Purchased gas	92,811	-
Depreciation	69,777	40,066
Amortization	1,204	437
Taxes other than income taxes	20,173	14,917
	341,161	140,741

Operating income	132,837	85,301
Other expense (income):
Interest expense	51,785	33,142
Interest income	(17)	(7,287)
Allowance for funds used during construction	(3,966)	(3,892)
Gain on sale of other assets	(303)	(480)
Equity loss (earnings) in joint venture	91	(292)
Other	(213)	1,006
Income before income taxes	85,460	63,104
Provision for income tax benefit	(17,247)	(1,123)
Net income	$102,707	$64,227

The increase in operating revenues of $247,956 was primarily due to:

•natural gas revenues of $240,644 associated with the Peoples Gas Acquisition, net of customer rate credits of $18,924 granted to our natural gas customers served by Peoples in Pennsylvania;

•additional revenues of $3,318 associated with a larger customer base due to utility acquisitions and organic growth; and

•an increase in water and wastewater rates, net of infrastructure rehabilitation surcharges, of $5,010; offset by

•a decrease in water revenues of $361 as a result of a do not consume advisory we initiated in 2019 for some of our customers served by our Illinois subsidiary. We expect this decrease in revenues to continue into 2021.

The increase in operations and maintenance expense of $71,875 was primarily due to:

•operating costs of $72,615 associated with the Peoples Gas Acquisition, including expenses attributed to the COVID-19 pandemic of $1,785 primarily associated with an increase in bad debt expense of $1,357;

•additional expenses of $2,570 associated with the COVID-19 pandemic for our water utility operations consisting primarily of bad debt expense of $1,812, and the purchase of personal protective equipment and disinfecting supplies of $119;

•additional operating costs associated with acquired and pending utility systems of $2,866; and

•expenses of $790 associated with remediating a do not consume advisory we initiated in 2019 for some of our customers served by our Illinois subsidiary, which is offset by the prior year effect of expenses of $1,217

(In thousands of dollars, except per share amounts)

recognized in the fourth quarter of 2020. We expect that the expenses associated with remediating the advisory to continue in the second quarter of 2021; offset by

•the effect of transaction expenses of $1,005 incurred in the prior year quarter for the Peoples Gas Acquisition, primarily representing expenses associated with obtaining regulatory approvals, investment banking fees, legal expenses, and integration planning.

Purchased gas of $92,811 represents the cost of gas sold by Peoples. There were no corresponding amounts in prior periods.

Depreciation expense increased by $29,711 primarily due to depreciation expense of $26,293 associated with our completion of the Peoples Gas Acquisition and the utility plant placed in service since December 31, 2019.

Amortization increased by $767 primarily due to amortization expense of $548 associated with our completion of the Peoples Gas Acquisition.

Taxes other than income taxes increased by $5,256 primarily due to additional expenses of $4,475 associated with our completion of the Peoples Gas Acquisition consisting primarily of additional payroll and property taxes.

Interest expense increased by $18,643 primarily due to:

•an increase in average borrowings; and

•interest of $9,573 on debt assumed in the Peoples Gas Acquisition; offset by

•a decrease in our effective interest rate.

Interest income decreased by $7,270 primarily due to the utilization of the proceeds held from our April 2019 equity and debt offerings to close the Peoples Gas Acquisition on March 16, 2020.

Equity loss (earnings) in joint venture decreased by $383 due to the sale of our joint venture investment in October 2020.

Other expense decreased by $1,219 primarily due to a decrease in the non-service cost components of our net benefit cost for pension benefits.

The provision for income tax benefit increased by $16,124 primarily due to income tax benefits recognized for qualifying infrastructure investments of Peoples recognized in the fourth quarter of 2020. On March 31, 2020, we changed the method of tax accounting for certain qualifying infrastructure investments at Peoples Natural Gas, our largest natural gas subsidiary in Pennsylvania. The Company’s provision for income taxes represented an income tax benefit due to the effects of tax deductions recognized for certain qualifying infrastructure improvements for Peoples Natural Gas and Aqua Pennsylvania.

(In thousands of dollars, except per share amounts)

Gross Margin – Regulated Natural Gas Segment

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Therefore, fluctuations in the cost of purchased gas impact operating revenues on dollar-for-dollar basis but does not impact gross margin. Management uses gross margin, a non-GAAP financial measure, defined as operating revenues less purchased gas expense, to analyze the financial performance of our Regulated Natural Gas segment, as management believes gross margin provides a meaningful basis for evaluating our natural gas utility operations since purchased gas expenses are included in operating revenues and passed through to customers. The following table includes the operating results for our Regulated Natural Gas segment for the period since the acquisition date of March 16, 2020, including the reconciliation of gross margin (non-GAAP) to operating revenues (GAAP):

Year ended December 31,
2020
Operating revenues (GAAP)	$506,564
Purchased gas	154,103
Gross margin (non-GAAP)	$352,461

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flow and Capital Expenditures

Net operating cash flows, dividends paid on common stock, capital expenditures, including allowances for funds used during construction, and expenditures for acquiring utility systems for the five years ended December 31, 2020 were as follows:

	Net Operating Cash Flows	Dividends	Capital Expenditures	Acquisitions
2016	$396,163	$130,923	$382,996	$9,423
2017	381,318	140,660	478,089	5,860
2018	368,522	150,736	495,737	145,693
2019	338,523	188,512	550,273	59,687
2020	508,024	232,571	835,642	3,501,835
	$1,992,550	$843,402	$2,742,737	$3,722,498

Net cash flows from operating activities increased from 2019 to 2020 primarily due to the prior year effect of the 2019 payment for the settlement of the interest rate swap agreements of $83,520, and an increase in net income. Net cash flows from operating activities decreased from 2018 to 2019 primarily due to the payment for the settlement of the interest rate swap agreements of $83,520, offset by an increase in net income. Net cash flows from operating activities decreased from 2017 to 2018 primarily due to a reduction in deferred income taxes and a change in working capital. Net income in 2018 was comparable to 2017, when excluding the after-tax effect of the change in the fair value of the interest rate swap agreements. Net cash flows from operating activities decreased from 2016 to 2017 due to an increase in pension and other postretirement benefits contributions, changes in deferred income taxes and an increase in the amount of AFUDC related to equity funds of $5,072 in 2017 compared to 2016.

Included in capital expenditures for the five year period are: expenditures for the rehabilitation of existing utility systems, the expansion of our utility systems, modernization and replacement of existing treatment facilities, meters, office facilities, information technology, vehicles, and equipment. During this five year period, we received $40,710 of customer advances and contributions in aid of construction to finance new utility mains and related facilities that are not included in the capital expenditures presented in the above table. In addition, during this period, we have made repayments of debt, which includes the net effect of borrowings and repayments under our long-term revolving credit facility, of $2,542,222 and have refunded $31,678 of customers’ advances for construction. Dividends increased during

(In thousands of dollars, except per share amounts)

the past five years as a result of annual increases in the dividends declared and paid and increases in the number of shares outstanding.

Our planned 2021 capital program, excluding the costs of new mains financed by advances and contributions in aid of construction is estimated to be approximately $1,000,000 in infrastructure improvements for the communities we serve. The 2021 capital program is expected to include $504,000 for infrastructure rehabilitation surcharge qualified projects. Our planned 2021 capital program in Pennsylvania for our water and natural gas utilities is estimated to be approximately $734,000, a portion of which is expected to be eligible as a deduction for qualifying utility asset improvements for Federal income tax purposes. Our overall 2021 capital program along with $84,353 of debt repayments and $416,381 of other contractual cash obligations, as reported in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations”, has been, or is expected to be, financed through internally-generated funds, our revolving credit facilities, and the issuance of long-term debt.

Future utility construction in the period 2022 through 2023, including recurring programs, such as the ongoing replacement or rehabilitation of utility meters and mains, water treatment plant upgrades, storage facility renovations, pipes, service lines, and additional transmission mains to meet customer demands, excluding the costs of new mains financed by advances and contributions in aid of construction, is estimated to require aggregate expenditures of approximately $1,860,000. We anticipate that approximately less than one-half of these expenditures will require external financing. We expect to refinance $726,447 of long-term debt during this period as it becomes due with new issues of long-term debt, internally-generated funds, and our revolving credit facilities. The estimates discussed above do not include any amounts for possible future acquisitions of utility systems or the financing necessary to support them.

Our primary sources of liquidity are cash flows from operations (including the allowed deferral of Federal income tax payments), borrowings under various short-term lines of credit and other credit facilities, and customer advances and contributions in aid of construction. Our cash flow from operations, or internally-generated funds, is impacted by the timing of rate relief, utility consumption, and changes in Federal tax laws with respect to the reduction in the corporate income tax rate, and accelerated tax depreciation or deductions for utility construction projects. We fund our capital and typical acquisitions through internally-generated funds, supplemented by short-term lines of credit. Over time, we partially repay or pay-down our short-term lines of credit with long-term debt. We financed a portion of the Peoples Gas Acquisition purchase price, and refinanced certain debt of the Company, with a mix of common equity, equity-linked securities, and debt financing, which included senior notes issued in capital markets transactions, and credit facilities. The ability to finance our future construction programs, as well as our acquisition activities, depends on our ability to attract the necessary external debt and equity financing and maintain internally-generated funds. Timely rate orders permitting compensatory rates of return on invested capital will be required by our operating subsidiaries to achieve an adequate level of earnings and cash flow to enable them to secure the capital they will need to operate and to maintain satisfactory debt coverage ratios.

Acquisitions

Pursuant to the Company’s growth strategy, on March 16, 2020 (the “Closing Date”), the Company completed the Peoples Gas Acquisition and paid cash consideration of $3,465,344, which is subject to adjustment based upon the terms of the purchase agreement. Purchase price adjustments include the completion of a closing balance sheet, which was provided to the seller, and the finalization of an adjustment for utility capital expenditures made by the seller during the period between November 1, 2018 and the Closing Date. There is a dispute between the parties regarding this adjustment for utility capital expenditures. It is expected the matter will be resolved in accordance with the provisions of the purchase agreement or by the competent court of law with jurisdiction over the matter. Peoples is headquartered in Pittsburgh, Pennsylvania, and serves approximately 750,000 gas utility customers in western Pennsylvania, West Virginia, and Kentucky. The estimated purchase price paid by the Company was determined based on a base price of $4,275,000, which was adjusted by $43,935 for an estimated change in working capital, certain capital expenditures of $247,500, and the assumption of $1,101,091 of indebtedness as of the Closing Date, consisting of $920,091 of senior notes and $181,000 of short-term debt. The Company financed this acquisition through the April 2019 issuances of $1,293,750 of common stock, $900,000 of senior notes (of which $436,000 was for this acquisition), $690,000 of tangible equity units, and the issuance of $750,000 of common stock through a private placement, and borrowings on our revolving credit facility. On October 22, 2018, the Company obtained the Bridge Commitment from certain banks to provide senior unsecured bridge loans in an aggregate amount of up to $5,100,000 to, among other things, backstop the Peoples Gas Acquisition purchase

(In thousands of dollars, except per share amounts)

price and the refinancing of certain debt of the Company and of Peoples. On March 16, 2020, as a result of our completion of the Peoples Gas Acquisition, we terminated the Bridge Commitment. On October 23, 2018, the Company entered into interest rate swap agreements to mitigate interest rate risk associated with our planned issuance of long-term debt to fund a portion of the Peoples Gas Acquisition. The interest rate swaps were settled in April 2019 in conjunction with the issuance of long-term debt used to finance a portion of the purchase price of this acquisition. The interest rate swap agreements did not qualify for hedge accounting and any changes in the fair value of the swaps were included in our earnings.

Prior to closing of the Peoples Gas Acquisition, in 2019 Peoples entered into agreements to build three onsite natural gas fueled energy plants on customer-owned property in the western Pennsylvania area. During 2020, construction began on the three plants and is expected to be competed in 2021. Through December 31, 2020, Peoples has invested $58,380 to construct these plants which are included in property, plant and equipment, and the construction cost is estimated to approximate $71,000. Once these plants are on-line and begin generation activity, the balance of our investment will be classified as a note receivable. Peoples has committed to design, construct, and operate each of the plants using third-party partners. For two of the projects, Peoples will receive a fixed-fee pursuant to a 20-year agreement, with both the cost of the natural gas commodity used to fuel the plants and the operating costs of the plants being passed through to the customer. For the third plant, Peoples will receive a variable fee based on the kilowatt-hours generated by the energy plant at agreed-upon prices with the customer, with any excess kilowatts of generation sold to the local regional transmission organization over the 20-year term of the agreement.

Excluding the Peoples Gas Acquisition, during the past five years, we have expended cash of $257,154 and issued 439,943 shares of common stock, valued at $12,845 at the time of acquisition, related to the acquisition of both water and wastewater utility systems.

Water and Wastewater Utility Acquisitions – Pending Completion

In January 2021, the Company entered into purchase agreements to acquire, in separate transactions, the wastewater utility system assets of East Whiteland Township, Pennsylvania and Willistown Township, Pennsylvania which consist of approximately 10,500 customers for $72,400. In December 2020, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Village of Bourbonnais, Illinois, which consists of approximately 6,500 customers for $32,100. In September 2020, the Company entered into a purchase agreement to acquire the wastewater utility system assets of Lower Makefield Township, Pennsylvania, which consists of approximately 11,000 customers for $53,000. In July 2020, the Company entered into a purchase agreement to acquire the water utility system assets of Commons Water, Texas, which consists of approximately 980 customers for $4,000.

The purchase price for our pending acquisitions are subject to certain adjustments at closing, and are subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of these acquisitions by utilizing our revolving credit facility until permanent debt and common equity are secured. The closings of our acquisitions of East Whiteland Township and Willistown Township are expected to occur the first quarter of 2022, closing for the Village of Bourbonnais is expected to occur before the end of 2021, and closing for Lower Makefield Township is expected to occur in the second half of 2021. Closing for our utility acquisitions are subject to the timing of the regulatory approval process.

(In thousands of dollars, except per share amounts)

In September 2019, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consist of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. In May 2020, Delaware County, Pennsylvania filed a lawsuit alleging that DELCORA does not have the legal authority to establish and fund a customer trust with the net proceeds of the transaction. In December 2020 the judge in the Delaware County Court lawsuit issued an order that (1) the County cannot interfere with the purchase agreement between DELCORA and the Company, (2) the County cannot terminate DELCORA prior to the closing of the transaction, and (3) that the establishment of the customer trust was valid. The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. The administrative law judges in the regulatory approval process recommended that the Company’s application be denied.  The Company provided exceptions to the recommended decision and which will be considered by the Pennsylvania Public Utility Commission in March.  Closing of our acquisition of DELCORA is expected to occur in the first half of 2021, subject to the timing of the regulatory approval process. The Company expects to finance this acquisition with a mix of common equity and debt financing.

In addition to the Company’s pending acquisitions of DELCORA, as part of the Company’s growth-through-acquisition strategy, the Company has entered into purchase agreements to acquire the five water or wastewater utility systems described previously, which will add approximately 29,000 customers in three of the states in which the Company operates, for a total combined purchase price in cash of $161,500. We plan to finance the purchase price of these acquisitions by utilizing our revolving credit facility until permanent debt and common equity are secured. The purchase price for these pending acquisitions is subject to certain adjustments at closing, and the pending acquisitions are subject to regulatory approvals, including the final determination of the fair value of the rate base acquired. Closings for our remaining acquisitions, are expected to occur in the fourth quarter of 2021 and the first quarter 2022, respectively, subject to the timing of the regulatory approval process.

Water and Wastewater Utility Acquisitions - Completed

In December 2020, the Company acquired the wastewater utility system asset of New Garden Township, Pennsylvania, which serves 1,965 customers. The total cash purchase price for the utility system was $29,944. The purchase price allocation for this acquisition consisted primarily of property, plant and equipment. Further, in June 2020, the Company acquired the wastewater utility system assets of East Norriton Township, Pennsylvania, which serves 4,947 customers. The total cash purchase price for the utility system was $21,000. The purchase price allocation for this acquisition consisted primarily of property, plant and equipment. Additionally, during 2020, we completed four acquisitions of water and wastewater utility systems for $12,335 in cash in three of the states in which we operate, adding 3,673 customers. The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for the utility systems acquired in 2020 was $3,569.

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

(In thousands of dollars, except per share amounts)

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

Joint Venture

Aqua Infrastructure, LLC was a partner in a joint venture with a firm that operates natural gas pipelines and processing plants for the operation of a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale in north-central Pennsylvania (the “Joint Venture”). We owned 49% of the Joint Venture. The 56 mile pipeline construction and permitted intake on the Susquehanna River cost $109,000. In October 2020, the Company sold its investment in the Joint Venture, and recorded a charge of $3,700 associated with the sale. Our 49% investment in the Joint Venture was an unconsolidated affiliate and was accounted for under the equity method of accounting. Our initial investment was carried at cost. Subsequently, the carrying amount of our investment was adjusted to reflect capital contributions or distributions, our equity in earnings and losses since the commencement of the system’s operations, and a decline in the fair value of our investment.

Dispositions

We routinely review and evaluate areas of our business and operating divisions and, over time, may sell utility systems or portions of systems. In 2020, the Company sold a water system in Texas that served approximately 265 customers, which resulted in proceeds of $395, and recognized a loss on sale of $469, of which $450 was previously reserved for in 2017. In 2019, the Company sold a water system in Virginia that served approximately 500 customers, which resulted in proceeds of $1,882, and recognized a gain on sale of $405. In 2017, the Company sold two business units within Aqua Resources, which resulted in total proceeds of $867, and recognized a net loss of $324. In 2016, the Company sold two business units within Aqua Resources, which resulted in total proceeds of $4,459, and recognized a net loss of $543.

Sources of Capital

Since net operating cash flow plus advances and contributions in aid of construction have not been sufficient to fully fund our cash requirements including capital expenditures and our growth through acquisitions program, which included financings for a portion of the Peoples Gas Acquisition, we issued $6,505,870 of long-term debt, and obtained other short-term borrowings during the past five years. At December 31, 2020, we have a $1,000,000 long-term revolving credit facility that expires in December 2023, of which $23,457 was designated for letter of credit usage, $591,543 was available for borrowing, and $385,000 of borrowings were outstanding at December 31, 2020. In addition, we have short-term lines of credit of $235,500 of which $157,302 was available as of December 31, 2020. Included in the short-term lines of credit is a Peoples Natural Gas $100,000 364 day unsecured revolving credit facility with two banks that was originated in November 2020. These short-term lines of credit are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

In August 2020, we entered into a forward equity sale agreement for 6,700,000 shares of common stock with affiliates of a certain underwriter (“forward purchaser”). In connection with the forward equity sale agreement, the forward purchaser borrowed an equal number of shares of our common stock from stock lenders and sold the borrowed shares to the public. We will not receive any proceeds from the sale of our common stock by the forward purchaser until settlement of all or a portion of the forward equity sale agreement. The actual proceeds to be received by us will vary depending upon the settlement date, the number of shares designated for settlement on that settlement date, and the method of settlement. We

(In thousands of dollars, except per share amounts)

intend to use any proceeds received by us upon settlement of the forward equity sale agreement for general corporate purposes, including for water and wastewater utility acquisitions, working capital and capital expenditures.

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

On April 3, 2020, the Company entered into a 364 day credit agreement that provided the Company with a short-term borrowing facility of $500,000 in unsecured term loans, which was drawn. The Company used the proceeds from the term loans to strengthen its liquidity and cash position and maximize its financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. In May and June 2020, the Company repaid $300,000 and $200,000 of the term loan, respectively, and based on the Company’s ability to access financial markets, we terminated the facility.

In October 2018, we entered into a $5,100,000 syndicated, committed bridge facility to support our agreement to acquire Peoples. On March 16, 2020, as a result of our completion of the Peoples Gas Acquisition, the Company terminated the Bridge Commitment.

We financed the purchase price of the Peoples Gas Acquisition and refinanced certain debt with a mix of common equity, mandatory convertible equity units, debt financing, which included senior notes issued in capital markets transactions, and credit facilities. The estimated purchase price paid by the Company for this acquisition was determined based on a base price of $4,275,000, which was adjusted by $43,935 for an estimated change in working capital, certain capital expenditures of $247,500, and the assumption of $1,101,091 of indebtedness as of the Closing Date, consisting of $920,091 of senior notes and $181,000 of short-term debt.

As a result of the proceeds raised from the April 2019 financings that were being held to fund the Peoples Gas Acquisition the Company had a positive working capital position as of December 31, 2019. However, historically, our consolidated balance sheet has had a negative working capital position, whereby routinely our current liabilities exceed our current assets. Management believes that internally-generated funds along with existing credit facilities and the proceeds from the issuance of long-term debt and common equity will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements for at least the next twelve months.

Our loan and debt agreements require us to comply with certain financial covenants, which among other things, subject to specific exceptions, limit the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. During 2020, we were in compliance with our debt covenants under our credit facilities. Failure to comply with our debt covenants could result in an event of default, which could result in us being required to repay or refinance our borrowings before their due date, possibly limiting our future borrowings, and increasing our borrowing costs.

The Company has a universal “pay as you go” shelf registration statement, filed with the SEC in February 2018, which allows for the potential future offer and sale by us, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities, and other securities specified therein at indeterminate prices. The registration statement expired in February 2021, and we intend to file a new three-year universal shelf registration statement. In April 2019, March 2020 and August 2020, we have issued common stock, including common stock in connection with a forward equity sale agreement, long-term debt and tangible equity units in several offerings under this shelf registration statement. Refer to Note 11 – Long-term Debt and Loans Payable and Note 13 – Stockholders’ Equity for further information regarding these financings.

In addition, we have an acquisition shelf registration statement, which was filed with the SEC on February 27, 2015, to permit the offering from time to time of an aggregate of $500,000 of our common stock and shares of preferred stock in connection with acquisitions. During 2016, we issued 439,943 shares of common stock totaling $12,845 to acquire a water system. The balance remaining available for use under the acquisition shelf registration as of December 31, 2020 is $487,155.

(In thousands of dollars, except per share amounts)

We will determine the form and terms of any further securities issued under the universal shelf registration statement and the acquisition shelf registration statement at the time of issuance.

In May 2020, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 600,000,000 shares.

We offer a Dividend Reinvestment and Direct Stock Purchase Plan (the “Plan”) that provides a convenient and economical way to purchase shares of the Company. Under the direct stock purchase portion of the Plan, shares are issued throughout the year. The dividend reinvestment portion of the Plan offers a five percent discount on the purchase of shares of common stock with reinvested dividends. As of the December 2020 dividend payment, holders of 6.2% of the common shares outstanding participated in the dividend reinvestment portion of the Plan. The shares issued under the Plan are either original issue shares or shares purchased by the Company’s transfer agent in the open-market. During the past five years, we have sold 876,448 original issue shares of common stock for net proceeds of $33,485 through the dividend reinvestment portion of the Plan, and we used the proceeds to invest in our operating subsidiaries, to repay short-term debt, and for general corporate purposes. In 2020 and 2019, we sold 388,978 and 236,666 original issues shares of common stock for net proceeds of $16,522 and 8,959, respectively, through the dividend reinvestment portion of the plan. In 2019, and 2018, 183,731, and 321,585 shares of common stock were purchased under the dividend reinvestment portion of the Plan by the Company’s transfer agent in the open-market for $7,777, and $11,343, respectively.

Off-Balance Sheet Financing Arrangements

We do not engage in any off-balance sheet financing arrangements. We do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities. For risk management purposes, the Company has used interest rate swap agreements. Refer to Note 11 – Long-term Debt and Loans Payable for further information regarding these agreements.

(In thousands of dollars, except per share amounts)

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2020:

		Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$5,630,243	$84,353	$726,447	$221,231	$4,598,212
Interest on fixed-rate, long-term debt (1)	200,830	3,508	17,772	9,943	169,607
Operating leases (2)	90,635	11,674	22,765	22,068	34,128
Unconditional purchase obligations (3)	23,872	5,207	9,576	8,486	603
Gas purchase obligations (4)	2,778,227	205,336	407,093	406,648	1,759,150
Other purchase obligations (5)	172,474	172,474	-	-	-
Retirement plan obligations (6)	14,775	14,775	-	-	-
Other obligations (7)	10,864	3,407	2,088	2,153	3,216
Total	$8,921,920	$500,734	$1,185,741	$670,529	$6,564,916

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

(4)Represents our commitment to purchase minimum quantities of natural gas stipulated in agreements with various producers of natural gas to meet regulated customers’ natural gas requirements.

(5)Represents an approximation of the open purchase orders for goods and services purchased in the ordinary course of business.

(6)Represents contributions to be made to the Company’s retirement plans.

(7)Represents expenditures estimated to be required under legal and binding contractual obligations.

In addition to the contractual obligations table above, we have the following obligations:

•Refunds of customer’s advances for construction - We pay refunds on customers’ advances for construction over a specific period of time based on operating revenues related to developer-installed utility mains or as new customers are connected to and take service from such mains. After all refunds are paid, any remaining balance is transferred to contributions in aid of construction. The refund amounts are not included in the above table because the refund amounts and timing are dependent upon several variables, including new customer connections, customer consumption levels and future rate increases, which cannot be accurately estimated. Portions of these refund amounts are payable annually through 2030 and amounts not paid by the contract expiration dates become non-refundable.

•Asset Retirement Obligations – We recognize asset retirement obligations associated with retirements of production, storage wells and other pipeline components at fair value, as incurred, or when sufficient information becomes available to determine a reasonable estimate of the fair value of the retirement activities to be performed. Expected obligations are not included in the above table because the amounts and timing are dependent upon several variables, which cannot be accurately estimated.

(In thousands of dollars, except per share amounts)

•Uncertain tax positions - We have uncertain tax positions of $19,194. Although we believe our tax positions comply with applicable law, we have made judgments as to the sustainability of each uncertain tax position based on its technical merits. Due to the uncertainty of future cash outflows, if any, associated with our uncertain tax positions, we are unable to make a reasonable estimate of the timing or amounts that may be paid. See Note 7 – Income Taxes in this Annual Report for further information on our uncertain tax positions.

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

Capitalization

The following table summarizes our capitalization during the past five years:

December 31,	2020	2019	2018	2017	2016
Long-term debt (1)	54.7%	44.2%	56.1%	52.3%	50.8%
Essential Utilities stockholders' equity	45.3%	55.8%	43.9%	47.7%	49.2%
	100.0%	100.0%	100.0%	100.0%	100.0%

(1)Includes current portion, as well as our borrowings under a variable rate revolving credit agreement of $385,000 at December 31, 2020, $0 at December 31, 2019, $370,000 at December 31, 2018, $60,000 at December 31, 2017, and $25,000 at December 31, 2016.

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

Regulatory Assets and Liabilities ─ We defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the rate-making process in a period different from when the costs and credits were incurred. These deferred amounts, both assets and liabilities, are then recognized in the consolidated statement of operations in the same period that they are reflected in our rates charged for utility service. We make significant judgments and estimates to record regulatory assets and liabilities, such as for amounts related to income taxes, pension and postretirement benefits, acquisitions and capital projects. For each regulatory jurisdiction with regulated operations, we evaluate at the end of each reporting period, whether the regulatory assets and liabilities continue to meet the probable criteria for future recovery or refund. The evaluation considers factors such as regulatory orders or guidelines, in the same regulatory jurisdiction, of a specific matter or a similar matter, as provided to us in the past or to other regulated utilities. In addition, the evaluation may be impacted by changes in the regulatory environment and

(In thousands of dollars, except per share amounts)

pending or new legislation that could impact the ability to recover costs through regulated rates. There may be multiple participants to rate or transactional regulatory proceedings who might offer different views on various aspects of such proceedings, and in these instances may challenge our prudence of business policies and practices, seek cost disallowances or request other relief.

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

In Virginia, North Carolina, and Kentucky we may bill our utility customers, in certain circumstances, in accordance with a rate filing that is pending before the respective regulatory commission, which would allow interim rates before the final commission rate order is issued. The revenue recognized reflects an estimate based on our judgment of the final outcome of the commission’s ruling. We monitor the applicable facts and circumstances regularly and revise the estimate as required. The revenue billed and collected prior to the final ruling is subject to refund based on the commission’s final ruling.

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

Our long-lived assets, which consist primarily of utility plant in service and regulatory assets, are reviewed for impairment when changes in circumstances or events occur. These circumstances or events could include a decline in the market value or physical condition of a long-lived asset, an adverse change in the manner in which long-lived assets are used or planned to be used, a change in historical trends, operating cash flows associated with the long-lived assets, changes in macroeconomic conditions, industry and market conditions, or overall financial performance. When these circumstances or events occur, we determine whether it is more likely than not that the fair value of those assets is less than their carrying amount. If we determine that it is more likely than not (that is, the likelihood of more than 50 percent), we would recognize an impairment charge if it is determined that the carrying amount of an asset exceeds the sum of the undiscounted estimated cash flows. In this circumstance, we would recognize an impairment charge equal to the difference between the carrying amount and the fair value of the asset. Fair value is estimated to be the present value of future net cash flows associated with the asset, discounted using a discount rate commensurate with the risk and remaining life of the asset. This assessment requires significant management judgment and estimates that are based on budgets, general strategic business plans, historical trends and other data and relevant factors. These estimates include significant inherent uncertainties, since they involve forecasting future events. If changes in circumstances or events occur, or estimates and assumptions that were used in this review are changed, we may be required to record an impairment charge on our long-lived assets.

We had an investment in a joint venture, for which we owned 49%, and used the equity method of accounting to account for this joint venture. In October 2020, the Company sold its investment in the joint venture. The joint venture operated a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale in north central Pennsylvania. Refer to Note 1 – Summary of Significant Accounting Policies – Property, Plant and Equipment and Depreciation, and Investment in Joint Venture in this Annual Report for additional information regarding the review of long-lived assets for impairment.

We test the goodwill attributable for each of our reporting units for impairment at least annually on July 31, or more often, if circumstances indicate a possible impairment may exist. When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall

(In thousands of dollars, except per share amounts)

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

Our discount rate assumption, which is used to calculate the present value of the projected benefit payments of our post-retirement benefits, was determined by selecting a hypothetical portfolio of high quality corporate bonds appropriate to match the projected benefit payments of the plans. The selected bond portfolio was derived from a universe of Aa-graded corporate bonds. The discount rate was then developed as the rate that equates the market value of the bonds purchased to the discounted value of the projected benefit payments of the plans. A decrease in the discount rate would generally increase our post-retirement benefits expense and benefit obligation. After reviewing the hypothetical portfolio of bonds, we selected a discount rate of 2.57% for our pension plan, and 2.68% for our other post-retirement benefit plans as of December 31, 2020, which represent a 78 and 74 basis-point decrease as compared to the discount rates selected at December 31, 2019, respectively. Our post-retirement benefits expense under these plans is determined using the discount rate as of the beginning of the year, which was 3.35% for our pension plan and 3.42% for our other-postretirement benefit plan for 2020, and will be 2.57% for our pension plan, and 2.68% for our other post-retirement benefit plans for 2021.

Our expected return on plan assets is determined by evaluating the asset class return expectations with our advisors as well as actual, long-term, historical results of our asset returns. The Company’s market-related value of plan assets is equal to the fair value of the plans’ assets as of the last day of its fiscal year and is a determinant for the expected return on plan assets, which is a component of post-retirement benefits expense. The allocation of our plans’ assets impacts our expected return on plan assets. The expected return on plan assets is based on a targeted allocation of 50% to 70% return seeking assets and 30% to 50% liability hedging assets. Our post-retirement benefits expense increases as the expected return on plan assets decreases. We believe that our actual long-term asset allocations on average will approximate our targeted allocations. Our targeted allocations are driven by our investment strategy to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. For 2020, we used a 6.0% expected return on plan assets assumption which will not change for 2021.

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements. In accordance with funding rules and our funding policy, during 2021 our pension contribution is expected to be $14,775. Future years’ contributions will be subject to economic conditions, plan participant data and the funding rules in effect at such time as the funding calculations are performed, though we expect future changes in the amount of contributions and expense recognized to be generally included in customer rates.

Accounting for Income Taxes ─ We estimate the amount of income tax payable or refundable for the current year and the deferred income tax liabilities and assets that results from estimating temporary differences resulting from the treatment of specific items, such as depreciation, for tax and financial statement reporting. Generally, these differences result in the

(In thousands of dollars, except per share amounts)

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

Our determination of what qualifies as a capital cost versus a tax deduction, for qualifying utility asset improvements, as it relates to our income tax accounting method, is subject to subsequent adjustment as well as IRS audits, changes in income tax laws, including regulations regarding tax-basis depreciation as it applies to our capital expenditures, or qualifying utility asset improvements, the expiration of a statute of limitations, or other unforeseen matters could impact the tax benefits that have already been recognized. We establish reserves for uncertain tax positions based upon management’s judgment as to the sustainability of these positions. These accounting estimates related to the uncertain tax position reserve require judgments to be made as to the sustainability of each uncertain tax position based on its technical merits. We believe our tax positions comply with applicable law and that we have adequately recorded reserves as required. However, to the extent the final tax outcome of these matters is different than our estimates recorded, we would then need to adjust our tax reserves which could result in additional income tax expense or benefits in the period that this information is known.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

We describe the impact of recent accounting pronouncements in Note 1 – Summary of Significant Accounting Policies in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates, gas commodity prices and equity prices. Volatile equity market conditions arising from the COVID-19 pandemic may result in our pension and other post-retirement plans’ assets market values suffering a decline, which could increase our required cash contributions to the plans and expense in subsequent years. The exposure to changes in interest rates is a result of financings through the issuance of fixed rate long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates; short-term debt, which is at floating interest rates; and at times in the past interest rate swap agreements. As of December 31, 2020, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for long-term debt are as follows:

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$84,353	$132,294	$209,152	$68,556	$152,675	$4,598,213	$5,245,243	$5,981,030
Variable rate	-	-	385,000	-	-	-	385,000	385,000
Total	$84,353	$132,294	$594,152	$68,556	$152,675	$4,598,213	$5,630,243	$6,366,030
Weighted average interest rate	4.16%	2.99%	2.29%	3.94%	4.78%	3.69%	3.56%

From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the marketable equity securities. As of December 31, 2020, we have assets of, in thousands of dollars, $25,780 to fund our deferred compensation and non-qualified pension plan liabilities. The market risk of the deferred compensation plan assets are borne by the participants in the deferred compensation plan.

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

Our natural gas commodity price risk, driven mainly by price fluctuations of natural gas, is mitigated by our purchased-gas cost adjustment mechanisms. We also use derivative instruments to economically hedge the cost of anticipated natural gas purchases during the winter heating months that seeks to offset the risk to our customers from upward market price volatility. These instruments include requirements contracts and spot purchase contracts to meet our regulated customers’ natural gas requirements and these instruments may have fixed or variable pricing. The variable price contracts qualify as derivative instruments; however, because the contract price is the prevailing price at the future transaction date the contract has no determinable fair value. The fixed price contracts and firm commitments to purchase a fixed quantity of gas in the future qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business and, as such, are accounted for under the accrual basis and not recorded at fair value in the Company’s consolidated financial statements. We also manage gas commodity price risk and supply risk by injecting natural gas into storage during the summer months and withdrawing the natural gas during the winter heating season.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Essential Utilities, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets, including the consolidated statements of capitalization, of Essential Utilities, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of condensed parent company financial statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 appearing after the signature pages (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Peoples Gas from its assessment of internal control over financial reporting as of December 31, 2020, because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Peoples Gas from our audit of internal control over financial reporting. Peoples Gas is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 23% and 36%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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

Rate Regulation and Regulatory Accounting

As described in Notes 1 and 6 to the consolidated financial statements, most of the operating companies of the Company that are regulated public utilities are subject to regulation by the utility commissions of the states in which they operate.  Some of the operating companies that are regulated public utilities are subject to rate regulation by county or city government.  As of December 31, 2020, regulatory assets were $1,368 million and regulatory liabilities were $793 million. Regulated public utilities follow the Financial Accounting Standards Board’s (FASB) accounting guidance for regulated operations, which provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates.  The regulatory assets represent costs that are probable to be fully recovered from customers in future rates while regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts recovered from customers in advance of incurring the costs. The regulatory assets or liabilities are then relieved as the cost or credit is reflected in the Company’s rates charged for utility service. If, as a result of a change in circumstances, it is determined that a regulated operating company no longer meets the criteria to apply regulatory accounting, the operating company would have to discontinue regulatory accounting and write-off the respective regulatory assets and liabilities. Management makes significant judgments and estimates to record regulatory assets and liabilities. For each regulatory jurisdiction with regulated operations, management evaluates at the end of each reporting period, whether the regulatory assets and liabilities continue to meet the probable criteria for future recovery or refund. The evaluation considers factors such as regulatory orders or guidelines, in the same regulatory jurisdiction, of a specific matter or a similar matter, as provided to the Company in the past or to other regulated utilities. In addition, the evaluation may be impacted by changes in the regulatory environment and pending or new legislation that could impact the ability to recover costs through regulated rates. There may be multiple participants to rate or transactional regulatory proceedings who might offer different views on various aspects of such proceedings, and in these instances may challenge the prudence of business policies and practices, seek cost disallowances or request other relief.

The principal considerations for our determination that performing procedures relating to the Company’s rate regulation and regulatory accounting is a critical audit matter are the significant judgment by management in assessing the potential outcomes and related accounting impacts associated with pending rate cases; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures related to the recovery of regulatory assets and the refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of regulatory matters impacting regulatory assets and liabilities, excluding regulatory assets and liabilities acquired in the purchase of Peoples Gas. These procedures also included, among others (i) obtaining the Company’s correspondence with regulators and assessing the reasonableness of management’s judgments regarding the probability of recovery of regulatory assets and refund of regulatory liabilities in light of correspondence with regulators, among other factors, (ii) assessing the reasonableness of management’s judgments regarding new and updated regulatory guidance and proceedings and the related accounting implications, and (iii) testing the calculation of regulatory assets and liabilities based on provisions and formulas outlined in regulatory filings, pending regulatory orders and other correspondence.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 1, 2021

We have served as the Company’s auditor since 2000.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

	December 31,
	2020	2019
Assets
Property, plant and equipment, at cost	$11,620,019	$8,201,936
Less: accumulated depreciation	2,107,142	1,856,146
Net property, plant and equipment	9,512,877	6,345,790

Current assets:
Cash and cash equivalents	4,827	1,868,922
Accounts receivable, net	154,775	67,137
Unbilled revenues	118,538	40,483
Inventory - materials and supplies	21,669	18,379
Inventory - gas stored	36,732	-
Prepayments and other current assets	38,594	16,259
Regulatory assets	5,085	2,389
Assets held for sale	-	1,558
Total current assets	380,220	2,015,127

Regulatory assets	1,362,788	875,743
Deferred charges and other assets, net	56,002	42,652
Investment in joint venture	-	5,984
Funds restricted for construction activity	1,268	-
Goodwill	2,324,547	63,822
Operating lease right-of-use assets	60,334	12,867
Intangible assets	7,241	-
Total assets	$13,705,277	$9,361,985

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

	December 31,
	2020	2019
Liabilities and Equity
Essential Utilities stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 248,571,355 and 223,871,284 as of December 31, 2020 and December 31, 2019	$124,285	$111,935
Capital in excess of par value	3,379,057	2,636,555
Retained earnings	1,261,862	1,210,072
Treasury stock, at cost, 3,180,887 and 3,112,565 shares as of December 31, 2020 and December 31, 2019	(81,327)	(77,702)
Total stockholders' equity	4,683,877	3,880,860

Long-term debt, excluding current portion	5,545,890	2,972,349
Less: debt issuance costs	38,146	29,022
Long-term debt, excluding current portion, net of debt issuance costs	5,507,744	2,943,327
Commitments and contingencies (See Note 9)

Current liabilities:
Current portion of long-term debt	84,353	105,051
Loans payable	78,198	25,724
Accounts payable	177,489	74,919
Book overdraft	44,003	10,944
Accrued interest	39,408	29,818
Accrued taxes	37,172	22,775
Regulatory liabilities	19,866	4,612
Other accrued liabilities	123,384	49,618
Total current liabilities	603,873	323,461

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,258,098	936,158
Customers' advances for construction	99,014	95,556
Regulatory liabilities	773,310	512,987
Asset retirement obligations	1,336	-
Operating lease liabilities	55,642	11,645
Pension and other postretirement benefit liabilities	91,896	69,406
Other	56,713	33,059
Total deferred credits and other liabilities	2,336,009	1,658,811

Contributions in aid of construction	573,774	555,526
Total liabilities and equity	$13,705,277	$9,361,985

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2020	2019	2018
Operating revenues	$1,462,698	$889,692	$838,091

Operating expenses:
Operations and maintenance	528,611	333,102	308,478
Purchased gas	165,745	-	-
Depreciation	251,443	158,179	146,032
Amortization	5,616	(1,703)	641
Taxes other than income taxes	76,597	59,955	59,762
Total operating expenses	1,028,012	549,533	514,913

Operating income	434,686	340,159	323,178
Other expense (income):
Interest expense	188,435	125,383	99,054
Interest income	(5,363)	(25,406)	(152)
Allowance for funds used during construction	(12,687)	(16,172)	(13,023)
Change in fair value of interest rate swap agreements	-	23,742	59,779
Loss on debt extinguishment	-	18,528	-
Gain on sale of other assets	(661)	(923)	(714)
Equity loss (earnings) in joint venture	3,374	(2,210)	(2,081)
Other	(3,383)	5,691	1,996
Income before income taxes	264,971	211,526	178,319
Provision for income tax benefit	(19,878)	(13,017)	(13,669)
Net income	$284,849	$224,543	$191,988

Comprehensive income	$284,849	$224,543	$191,988

Net income per common share:
Basic	$1.14	$1.04	$1.08
Diluted	$1.12	$1.04	$1.08

Average common shares outstanding during the period:
Basic	249,768	215,550	177,904
Diluted	254,629	215,931	178,399

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

		December 31,
		2020	2019
Essential Utilities stockholders' equity:
Common stock, $0.50 par value		$124,285	$111,935
Capital in excess of par value		3,379,057	2,636,555
Retained earnings		1,261,862	1,210,072
Treasury stock, at cost		(81,327)	(77,702)
Total stockholders' equity		4,683,877	3,880,860

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	2,805	3,474
1.00% to 1.99%	2020 to 2039	10,260	10,733
2.00% to 2.99%	2022 to 2033	265,557	15,674
3.00% to 3.99%	2020 to 2056	1,316,872	655,685
4.00% to 4.99%	2020 to 2059	1,315,812	1,054,791
5.00% to 5.99%	2020 to 2043	17,804	60,683
6.00% to 6.99%	2022 to 2036	33,955	31,000
7.00% to 7.99%	2022 to 2027	29,890	30,751
8.00% to 8.99%	2021 to 2025	4,425	5,026
9.00% to 9.99%	2021 to 2026	16,900	19,300
		3,014,280	1,887,117

Notes payable to bank under revolving credit agreement, variable rate, due 2023		385,000	-
Unsecured notes payable:
Bank note at 3.50% due 2020		-	50,000
Amortizing notes at 3.00% due 2022		60,502	99,356
Notes at 2.704% due 2030		500,000	-
Notes ranging from 3.01% to 3.59%, due 2029 through 2050		1,125,000	490,000
Notes at 4.28%, due 2049		500,000	500,000
Notes ranging from 5.64% to 5.95%, due 2020 through 2034		45,461	50,927
Total long-term debt		5,630,243	3,077,400

Current portion of long-term debt		84,353	105,051
Long-term debt, excluding current portion		5,545,890	2,972,349
Less: debt issuance costs		38,146	29,022
Long-term debt, excluding current portion, net of debt issuance costs		5,507,744	2,943,327

Total capitalization		$10,191,621	$6,824,187

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars, except per share amounts)

	Common stock	Capital in excess of par value	Retained earnings	Treasury stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	$90,350	$807,135	$1,132,556	$(73,280)	$860	$1,957,621
Net income	-	-	191,988	-	-	191,988
Dividends declared ($0.8474 per share)	-	-	(150,736)	-	-	(150,736)
Issuance of common stock under dividend reinvestment plan (158,205 shares)	79	5,084	-	-	-	5,163
Repurchase of stock (73,898 shares)	-	-	-	(2,555)	-	(2,555)
Equity compensation plan (201,563 shares)	101	(101)	-	-	-	-
Exercise of stock options (91,808 shares)	46	1,413	-	-	-	1,459
Stock-based compensation	-	7,567	(423)	-	-	7,144
Cumulative effect of change in accounting principle - financial instruments	-	-	860	-	(860)	-
Other	-	(720)	-	-	-	(720)
Balance at December 31, 2018	90,576	820,378	1,174,245	(75,835)	-	2,009,364
Net income	-	-	224,543	-	-	224,543
Dividends declared ($0.9066 per share)	-	-	(188,512)	-	-	(188,512)
Stock issued to finance acquisition (37,370,017 shares)	18,685	1,244,414	-	-	-	1,263,099
Proceeds from stock purchase contracts issued under tangible equity units	-	557,389	-	-	-	557,389
Issuance of common stock from stock purchase contracts (4,846,601 shares)	2,423	(2,423)	-	-	-	-
Issuance of common stock under dividend reinvestment plan (236,666 shares)	118	8,841	-	-	-	8,959
Repurchase of stock (52,359 shares)	-	-	-	(1,867)	-	(1,867)
Equity compensation plan (146,867 shares)	73	(73)	-	-	-	-
Exercise of stock options (119,306 shares)	60	1,838	-	-	-	1,898
Stock-based compensation	-	7,368	(204)	-	-	7,164
Other	-	(1,177)	-	-	-	(1,177)
Balance at December 31, 2019	111,935	2,636,555	1,210,072	(77,702)	-	3,880,860
Net income	-	-	284,849	-	-	284,849
Dividends declared ($0.97 per share)	-	-	(232,571)	-	-	(232,571)
Issuance of common stock from private placement (21,661,095 shares)	10,831	718,470	-	-	-	729,301
Issuance of common stock from stock purchase contracts (2,335,654 shares)	1,168	(1,168)	-	-	-	-
Issuance of common stock under dividend reinvestment plan (388,978 shares)	194	16,328	-	-	-	16,522
Repurchase of stock (82,320 shares)	-	-	-	(4,365)	-	(4,365)
Equity compensation plan (239,512 shares)	120	(120)	-	-	-	-
Exercise of stock options (74,832 shares)	37	1,552	-	-	-	1,589
Stock-based compensation	-	8,276	(488)	-	-	7,788
Other	-	(836)	-	740	-	(96)
Balance at December 31, 2020	$124,285	$3,379,057	$1,261,862	$(81,327)	$-	$4,683,877

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars, except per share amounts)

	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$284,849	$224,543	$191,988
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	257,059	156,476	146,673
Deferred income taxes	(17,782)	(10,436)	(14,950)
Provision for doubtful accounts	32,325	5,306	5,305
Stock-based compensation	8,160	7,368	7,567
Gain on sale of utility system and other assets	(642)	(1,328)	(714)
Loss on interest rate swap agreements	-	23,742	59,779
Loss on debt extinguishment	-	18,528	-
Settlement of interest rate swap agreements	-	(83,520)	-
Net change in receivables, inventory and prepayments	(35,348)	(4,335)	(18,024)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(1,819)	5,108	567
Pension and other postretirement benefits contributions	(20,282)	(8,597)	(14,216)
Other	1,504	5,668	4,547
Net cash flows from operating activities	508,024	338,523	368,522
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $4,434, $4,231, and $3,332	(835,642)	(550,273)	(495,737)
Acquisitions of utility systems and other, net	(3,501,835)	(59,687)	(145,693)
Net proceeds from the sale of utility systems and other assets	2,115	2,893	716
Other	1,696	2,464	899
Net cash flows used in investing activities	(4,333,666)	(604,603)	(639,815)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	9,585	9,092	7,458
Repayments of customers' advances	(8,337)	(6,825)	(6,217)
Net proceeds (repayments) of short-term debt	(129,407)	10,275	11,799
Proceeds from long-term debt	3,366,838	1,434,506	1,331,868
Repayments of long-term debt	(1,820,571)	(1,048,471)	(914,125)
Extinguishment of long-term debt	-	(25,237)	-
Change in cash overdraft position	33,059	1,993	(12,678)
Proceeds from issuance of common stock under dividend reinvestment plan	16,522	8,959	5,163
Proceeds from stock issued to finance acquisition	729,301	1,263,099	-
Proceeds from tangible equity unit issuance	-	673,642	-
Proceeds from exercised stock options	1,589	1,898	1,459
Repurchase of common stock	(4,365)	(1,867)	(2,555)
Dividends paid on common stock	(232,571)	(188,512)	(150,736)
Other	(96)	(1,177)	(720)
Net cash flows from financing activities	1,961,547	2,131,375	270,716
Net increase (decrease) in cash and cash equivalents	(1,864,095)	1,865,295	(577)
Cash and cash equivalents at beginning of year	1,868,922	3,627	4,204
Cash and cash equivalents at end of year	$4,827	$1,868,922	$3,627
Cash paid during the year for:
Interest, net of amounts capitalized	$169,048	$89,228	$93,630
Income taxes	4,853	970	2,103
Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid	$98,569	$60,628	$65,285
Non-cash utility property contributions	36,181	30,693	24,660

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations ─ Essential Utilities, Inc. (“Essential Utilities,” the “Company,” “we,” “our”, or “us”) is the holding company for regulated utilities providing water, wastewater, or natural gas services concentrated in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, West Virginia, and Kentucky under the Aqua and Peoples brands. On February 3, 2020, we changed our name from Aqua America, Inc. to Essential Utilities, Inc. to align the name of the Company with its business plan following the March 16, 2020 completion of the Peoples Gas Acquisition and to reflect the combination of regulated water utilities and natural gas utilities that offer essential utility services to customers. One of our largest operating subsidiaries is Aqua Pennsylvania, Inc., which accounted for approximately 55% of our Regulated Water segment’s operating revenues and approximately 67% of our Regulated Water segment’s income for 2020. As of December 31, 2020, Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of Regulated Water customers we serve. Aqua Pennsylvania’s service territory is located in the suburban areas north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. The Company’s other regulated water utility subsidiaries provide similar services in seven additional states. Additionally, with the completion of the Peoples Gas Acquisition, the Company began to provide natural gas distribution services to customers in western Pennsylvania, Kentucky, and West Virginia. Approximately 93% of the total number of natural gas utility customers we serve are in western Pennsylvania. Lastly, the Company’s market-based activities are conducted through our non-regulated natural gas operations, Aqua Infrastructure LLC, and Aqua Resources, Inc. Prior to our October 2020 sale of our investment in a joint venture, Aqua Infrastructure provided non-utility raw water supply services for firms in the natural gas drilling industry. Aqua Resources offers, through a third-party, water and sewer line protection solutions and repair services to households.

The Company has identified twelve operating segments and has two reportable segments. The Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies, which are organized by the states where the Company provides water and wastewater services. These operating segments are aggregated into one reportable segment since each of the Company’s operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment. The Regulated Natural Gas segment is comprised of one operating segment representing natural gas utility companies, acquired in the Peoples Gas Acquisition, where the Company provides natural gas distribution services. In addition, our non-regulated natural gas operations, Aqua Resources, and Aqua Infrastructure are not quantitatively significant to be reportable and are included as a component of “Other,” in addition to corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments, because they would not be recoverable as a cost of utility service, and intersegment eliminations.

Regulation ─ Most of the operating companies that are regulated public utilities are subject to regulation by the utility commissions of the states in which they operate. The respective utility commissions have jurisdiction with respect to rates, service, accounting procedures, issuance of securities, acquisitions and other matters. Some of the operating companies that are regulated public utilities are subject to rate regulation by county or city government. Regulated public utilities follow the Financial Accounting Standards Board’s (“FASB”) accounting guidance for regulated operations, which provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. Costs, for which the Company has received or expects to receive prospective rate recovery, are deferred as a regulatory asset and amortized over the period of rate recovery in accordance with the FASB’s accounting guidance for regulated operations. The regulatory assets or liabilities are then relieved as the cost or credit is reflected in Company’s rates charged for utility service. If, as a result of a change in circumstances, it is determined that a regulated operating company no longer meets the criteria to apply regulatory accounting, the operating company would have to discontinue regulatory accounting and write-off the respective regulatory assets and liabilities. See Note – 6 Regulatory Assets and Liabilities for further information regarding the Company’s regulatory assets.

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

The current novel coronavirus (“COVID-19”) pandemic has caused significant social and economic restrictions that have been imposed in the United States and abroad, which has resulted in significant volatility in the global economy and led to reduced economic activity in some industries. In the preparation of these financial statements and related disclosures, we have assessed the impact that the COVID-19 pandemic has had on our estimates, assumptions, forecasts, and accounting policies. Because of the essential nature of our business, we do not believe the COVID-19 pandemic had a material impact on our estimates, assumptions and forecasts used in the preparation of our financial statements, although we continue to monitor this closely. As the COVID-19 situation is unprecedented and ever evolving, future events and effects related to the COVID-19 pandemic cannot be determined with precision, and actual results could significantly differ from our estimates or forecasts.

Basis of Presentation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The following prior period amounts in the consolidated balance sheet have been reclassified to conform to the current period presentation:

•the current portion of regulatory assets and liabilities; and

•pension and other postretirement liabilities, which was formerly presented in non-current liabilities within other.

Property, Plant and Equipment and Depreciation ─ Property, plant and equipment consist primarily of utility plant. The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overheads, and for additions meeting certain criteria, allowance for funds used during construction. Utility systems acquired are typically recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation. Further, utility systems acquired under fair value regulations would be recorded based on the valuation of the utility plant as approved by the respective utility commission. The difference between the estimated original cost, less applicable accumulated depreciation, and the purchase price may be recorded as an acquisition adjustment within utility plant as permitted by the applicable regulatory jurisdiction. At December 31, 2020, utility plant includes a net credit acquisition adjustment of $12,215, which is generally being amortized from 2 to 59 years. Amortization of the acquisition adjustments totaled $2,895 in 2020, $6,076 in 2019, and $2,645 in 2018.

Utility expenditures for maintenance and repairs, including major maintenance projects and minor renewals, are charged to operating expenses when incurred in accordance with the system of accounts prescribed by the utility commissions of the states in which the company operates. The cost of new units of property and betterments are capitalized. Utility expenditures for water main cleaning and relining of pipes are deferred and are presented in net property, plant and equipment in accordance with the FASB’s accounting guidance for regulated operations. As of December 31, 2020, $1,557 of these costs have been incurred since the last respective rate proceeding and the Company expects to recover these costs in future rates.

The cost of software upgrades and enhancements are capitalized if they result in added functionality, which enables the software to perform tasks it was previously incapable of performing. Information technology costs associated with major system installations, conversions and improvements, such as software training, data conversion and business process

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

reengineering costs, are deferred as a regulatory asset if the Company expects to recover these costs in future rates. If these costs are not deferred, then these costs are charged to operating expenses when incurred. As of December 31, 2020, $31,509 of these costs have been deferred since the last respective rate proceeding as a regulatory asset, and the deferral is reported as a component of net property, plant and equipment.

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

Long-lived assets of the Company, which consist primarily of utility plant in service, and regulatory assets, are reviewed for impairment when changes in circumstances or events occur. These circumstances or events could include a disallowance of utility plant in service or regulatory assets by the respective utility commission, a decline in the market value or physical condition of a long-lived asset, an adverse change in the manner in which long-lived assets are used or planned to be used, a change in historical trends, operating cash flows associated with the long-lived assets, changes in macroeconomic conditions, industry and market conditions, or overall financial performance. When these circumstances or events occur, the Company determines whether it is more likely than not that the fair value of those assets is less than their carrying amount. If the Company determines that it is more likely than not (that is, the likelihood of more than 50 percent), the Company would recognize an impairment charge if it is determined that the carrying amount of an asset exceeds the sum of the undiscounted estimated cash flows. In this circumstance, the Company would recognize an impairment charge equal to the difference between the carrying amount and the fair value of the asset. Fair value is estimated to be the present value of future net cash flows associated with the asset, discounted using a discount rate commensurate with the risk and remaining life of the asset. During the period there has been no change in circumstances or events that have occurred that require adjustments to the carrying values of the Company’s long-lived assets.

Allowance for Funds Used During Construction ─ The allowance for funds used during construction (“AFUDC”) represents the capitalized cost of funds used to finance the construction of utility plant. In general, AFUDC is applied to construction projects requiring more than one month to complete. No AFUDC is applied to projects funded by customer advances for construction, contributions in aid of construction, or applicable state-revolving fund loans. AFUDC includes the net cost of borrowed funds and a rate of return on other funds when used and is recovered through rates as the utility plant is depreciated. The amount of AFUDC related to equity funds in 2020 was $8,253, 2019 was $11,941, and 2018 was $9,691. No interest was capitalized by our market-based businesses.

Recognition of Revenues ─ The Company recognizes revenue as utility services are provided to our customers, which happens over time as the services are delivered and the performance obligation is satisfied. The Company’s utility revenues recognized in an accounting period includes amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the last billing to the end of the accounting period. Unbilled amounts are calculated by deriving estimates based on average usage of the prior month. The Company’s actual results could differ from these estimates, which would result in operating revenues being adjusted in the period that the revision to our estimates are determined.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Generally, payment is due within 30 days once a bill is issued to a customer. Sales tax and other taxes we collect on behalf of government authorities, concurrent with our revenue-producing activities, are primarily excluded from revenue. The following table presents our revenues disaggregated by major source and customer class:

2020	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$567,486	$95,051	$314,274	$-
Commercial	143,479	19,062	50,239	-
Fire protection	35,340	-	-	-
Industrial	29,764	1,619	6,923	-
Gas transportation	-	-	133,685	-
Other water	32,372	-	-	-
Other wastewater	-	5,385	-	-
Customer rate credits	(3,757)	(323)	(18,924)	-
Other utility	-	-	20,243	12,861
Revenues from contracts with customers	804,684	120,794	506,440	12,861
Alternative revenue program	87	114	124	-
Other and eliminations	-	-	-	17,594
Consolidated	$804,771	$120,908	$506,564	$30,455

2019	Water Revenues	Wastewater Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$518,192	$83,561	$-
Commercial	145,599	15,222	-
Fire protection	33,589	-	-
Industrial	30,667	1,765	-
Other water	39,353	-	-
Other wastewater	-	4,656	-
Other utility	-	-	13,835
Revenues from contracts with customers	767,400	105,204	13,835
Alternative revenue program	80	(89)	-
Other and eliminations	-	-	3,262
Consolidated	$767,480	$105,115	$17,097

2018	Water Revenues	Wastewater Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$482,946	$73,418	$-
Commercial	133,753	13,147	-
Fire protection	32,236	-	-
Industrial	28,848	1,857	-
Other water	53,658	-	-
Other wastewater	-	5,748	-
Other utility	-	-	9,427
Revenues from contracts with customers	731,441	94,170	9,427
Alternative revenue program	(708)	308	-
Other and eliminations	-	-	3,453
Consolidated	$730,733	$94,478	$12,880

On March 16, 2020, the Company completed the Peoples Gas Acquisition, which expanded the Company’s regulated utility business to include natural gas distribution. The natural gas revenues of Peoples are included for the period since the date of the acquisition.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Wastewater revenues represent revenues earned for treating wastewater and releasing it into the environment. Natural gas revenues represent revenues earned for the delivery of natural gas to customers. Other revenues are associated fees that relate to our utility businesses but are not water, wastewater, or natural gas revenues. See description below for a discussion on the performance obligation for each of these revenue streams:

•Tariff Revenues – These revenues are categorized by customer class: residential, commercial, fire protection, industrial, gas transportation, other water, and other wastewater. The rates that generate these revenues are approved by the respective state utility commissions, and revenues are billed cyclically and accrued for when unbilled. Other water and other wastewater revenues consists primarily of fines, penalties, surcharges, and availability lot fees. Customer rate credits represent a commitment that the Company made, associated with the approval of the Peoples Gas Acquisition by the Pennsylvania Public Utility Commission, to provide $23,004 of one-time customer rate credits to its Pennsylvania natural gas utility customers and water and wastewater customers served by Aqua Pennsylvania, Inc. In 2020, the Company granted $4,080 of customer rate credits to its water and wastewater customers, and $18,924 to its natural gas utility customers. Our performance obligation for tariff revenues is to provide potable water, wastewater treatment service, or delivery of natural gas to customers. This performance obligation is satisfied over time as the services are rendered. The amounts that the Company has a right to invoice for tariff revenues reflect the right to consideration from the customers in an amount that corresponds directly with the value transferred to the customer for the performance completed to date.

•Other Utility Revenues – Other utility revenues represents revenues earned primarily from: antenna revenues, which represents fees received from telecommunication operators that have put cellular antennas on our water towers, operation and maintenance and billing contracts, which represents fees earned from municipalities for our operation of their water or wastewater treatment services or performing billing services, and fees earned from developers for accessing our water mains, miscellaneous service revenue from gas distribution operations; gas processing and handling revenue; sales of natural gas at market-based rates and contracted fixed prices; sales of gas purchased from third parties; and other gas marketing activities. The performance obligations vary for these revenues, but all are primarily recognized over time as the service is delivered.

•Alternative Revenue Program:

oWater / Wastewater Revenues – These revenues represent the difference between the actual billed utility volumetric water and wastewater revenues for Aqua Illinois and the revenues set in the last Aqua Illinois rate case. In accordance with the Illinois Commerce Commission, we recognize revenues based on the target amount established in the last rate case, and then record either a regulatory asset or liability based on the cumulative annual difference between the target and actual, which results in either a refund due to customers or a payment from customers. The cumulative annual difference is either refunded to customers or collected from customers over a nine-month period.

o Natural Gas Revenues – These revenues represent the weather-normalization adjustment (“WNA”) mechanism in place for our natural gas customers served in Kentucky. The WNA serves to minimize the effects of weather on the Company’s results for its residential and small commercial natural gas customers. This regulatory mechanism adjusts revenues earned for the variance between actual and normal weather and can have either positive (warmer than normal) or negative (colder than normal) effects on revenues. Customer bills are adjusted in the December through April billing months, with rates adjusted for the difference between actual revenues and revenues calculated under this mechanism billed to the customers.

•These revenue programs represent a contract between the utility and its regulators, not customers, and therefore are not within the scope of the Financial Accounting Standards Board’s (“FASB”) accounting guidance for recognizing revenue from contracts with customers.

•Other and Eliminations – Other and eliminations consists of our market-based revenues, which comprises: our non-regulated natural gas operations, Aqua Infrastructure, and Aqua Resources (described below), and intercompany eliminations for revenue billed between our subsidiaries. Our non-regulated natural gas operations consist of utility service line protection solutions and repair services to households and the operation of gas

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

marketing and production entities. Revenue is recognized and the performance obligation is satisfied over time as the service is delivered. Aqua Infrastructure is the holding company for our former 49% investment in a joint venture that operated a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale of north central Pennsylvania. Prior to our October 30, 2020 sale of our investment in joint venture, the joint venture earned revenues through providing non-utility raw water supply services to natural gas drilling companies which enter into water supply contracts. The performance obligation is to deliver non-potable water to the joint venture’s customers. Aqua Infrastructure’s share of the revenues recognized by the joint venture is reflected, net, in equity earnings in joint venture on our consolidated statements of operations. Aqua Resources earns revenues by providing non-regulated water and wastewater services through an operating and maintenance contract, which concluded in 2020, and third-party water and sewer service line protection and repair services. The performance obligations are performing agreed upon services in the contract, most commonly operation of third-party water or wastewater treatment services, or billing services, or allowing the use of our logo to a third-party water and sewer service line protection and repair services. Revenues are primarily recognized over time as service is delivered. The Company’s market-based subsidiaries recognized revenues of $16,761 in 2020, $3,395 in 2019, and $3,590 in 2018.

Cash and Cash Equivalents ─ The Company considers all highly liquid investments with an original maturity of three months or less, which are not restricted for construction activity, to be cash equivalents.

The Company had a book overdraft, which represents transactions that have not cleared the bank accounts at the end of the period, for specific disbursement cash accounts of $44,003 and $10,944 at December 31, 2020 and 2019, respectively. The Company transfers cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. The balance of the book overdraft is reported as book overdraft and the change in the book overdraft balance is reported as cash flows from financing activities, due to our ability to fund the overdraft with the Company’s credit facility.

Accounts Receivable ─ Accounts receivable are recorded at the invoiced amounts, which consists of billed and unbilled revenues. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable and is determined based on lifetime expected credit losses and the aging of account balances. The Company reviews the allowance for doubtful accounts quarterly. Account balances are written off against the allowance when it is probable the receivable will not be recovered. When utility customers request extended payment terms, credit is extended based on regulatory guidelines, and collateral is not required.

Inventories – Materials and Supplies ─ Inventories are stated at cost. Cost is determined using the first-in, first-out method.

Inventory – Gas Stored – The Company accounts for gas in storage inventory using the weighted average cost of gas method.

Investment in Joint Venture – The Company used the equity method of accounting to account for our former 49% investment in a joint venture with a firm in the natural gas industry for the construction and operation of a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale in north-central Pennsylvania, which commenced operations in 2012. In 2020, the Company sold its investment in joint venture and recorded a charge of $3,700 associated with the sale. Our share of equity loss (earnings) in the joint venture was reported in the consolidated statements of operations as equity loss (earnings) in joint venture. During 2020 and 2019 we received distributions of $2,137 and $3,185, respectively.

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

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2018	$47,885	$-	$4,841	$52,726
Goodwill acquired	11,126	-	-	11,126
Reclassifications to utility plant acquisition adjustment	(30)	-	-	(30)
Balance at December 31, 2019	58,981	-	4,841	63,822
Goodwill acquired	2,596	2,261,047	-	2,263,643
Reclassifications to utility plant acquisition adjustment	(2,918)	-	-	(2,918)
Balance at December 31, 2020	$58,659	$2,261,047	$4,841	$2,324,547

On March 16, 2020, the Company completed the Peoples Gas Acquisition, which resulted in goodwill of $2,261,047, subject to adjustment over the one year measurement period. Refer to Note 2 – Acquisitions for information about the goodwill attributed to our Regulated Natural Gas segment.

The reclassification of goodwill to utility plant acquisition adjustment results from either a regulatory order or a mechanism approved by the applicable utility commission. A regulatory order may provide for the one-time transfer of certain acquired goodwill. The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with some acquisitions upon achieving specific objectives.

Intangible assets – The Company’s intangible assets consist of customer relationships for our non-regulated natural gas operations, and non-compete agreements with certain former employees of Peoples. These intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years for the customer relationships and five years for the non-compete agreements.

Derivative Instruments – The Company’s natural gas commodity price risk, driven mainly by price fluctuations of natural gas, is mitigated by its purchased-gas cost adjustment mechanisms. The Company also uses derivative instruments to economically hedge the cost of anticipated natural gas purchases during the winter heating months that seeks to offset the risk to the Company’s utility customers from upward market price volatility. These strategies include requirements contracts, spot purchase contracts and underground storage to meet regulated customers’ natural gas requirements that may have fixed or variable pricing. The variable price contracts qualify as derivative instruments; however, because the contract price is the prevailing price at the future transaction date the contract has no determinable fair value. The fixed price contracts and firm commitments to purchase a fixed quantity of gas in the future qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business and,

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

as such, are accounted for under the accrual basis and are not recorded at fair value in the Company’s consolidated financial statements.

Deferred Charges and Other Assets ─ Deferred charges and other assets consist primarily of assets held to compensate employees in the future who participate in the Company’s deferred compensation plan and other costs. Marketable equity securities are carried on the balance sheet at fair market value, and changes in fair value are included in other expense (income).

Income Taxes ─ The Company accounts for some income and expense items in different time periods for financial and tax reporting purposes. Deferred income taxes are provided on specific temporary differences between the tax basis of the assets and liabilities, and the amounts at which they are carried in the consolidated financial statements. The income tax effect of temporary differences not currently included in rates is recorded as deferred taxes with an offsetting regulatory asset or liability. These deferred income taxes are based on the enacted tax rates expected to be in effect when such temporary differences are projected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Investment tax credits are deferred and amortized over the estimated useful lives of the related properties. Judgment is required in evaluating the Company’s Federal and state tax positions. Despite management’s belief that the Company’s tax return positions are fully supportable, the Company establishes reserves when it believes that its tax positions are likely to be challenged and it may not fully prevail in these challenges. The Company’s provision for income taxes includes interest, penalties and reserves for uncertain tax positions.

Customers’ Advances for Construction and Contributions in Aid of Construction ─ Utility mains, other utility property or, in some instances, cash advances to reimburse the Company for its costs to construct utility mains or other utility property, are contributed to the Company by customers, real estate developers and builders in order to extend utility service to their properties. The value of these contributions is recorded as customers’ advances for construction. Over time, the amount of non-cash contributed property will vary based on the timing of the contribution of the non-cash property and the volume of non-cash contributed property received in connection with development in our service territories. The Company makes refunds on these advances over a specific period of time based on operating revenues related to the property, or as new customers are connected to and take service from the applicable water main. After all refunds are made, any remaining balance is transferred to contributions in aid of construction. Contributions in aid of construction include direct non-refundable contributions and the portion of customers' advances for construction that become non-refundable.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, assets that are measured at fair value using the net asset value (“NAV”) per share practical expedient are not classified in the fair value hierarchy. There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the years ended December 31, 2020 and 2019.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

In December 2019, the FASB issued updated accounting guidance that simplifies the accounting for income taxes. The updated guidance removes certain exceptions to the general principles of accounting for income taxes to reduce the cost and complexity of its application, including the accounting for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, deferred tax liabilities for equity method investments when a foreign subsidiary becomes an equity method investment or when a foreign equity method investment becomes a subsidiary, and calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the updated guidance clarifies and amends the existing guidance over accounting for franchise taxes and other taxes partially based on income, an entity’s tax basis of goodwill, separate entity financial statements, interim recognition of enactment of tax laws or rate changes, and improvements to the Codification for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The updated accounting guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. The Company has evaluated the requirements of the updated guidance and has determined the impact of adoption will not be material to the Company’s financial statements.

Pronouncements adopted during the fiscal year:

In August 2018, the FASB issued updated accounting guidance, which modifies the disclosures required for defined benefit pension and other postretirement benefit plans. The modifications in this update remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The updated accounting guidance is effective for fiscal years ending after December 15, 2020, with early adoption available. On December 31, 2020, we adopted the new guidance which resulted in the removal of the disclosure of the amounts recorded as regulatory assets that are expected to be recognized as components of net periodic benefit cost over the next fiscal year, and the effects of a one-percentage-point change in the assumed healthcare cost trend rate in Company’s financial statement disclosures for its defined benefit pension and other postretirement benefit plans.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 2 – Acquisitions

Peoples Gas Acquisition

Pursuant to the Company’s growth strategy, on March 16, 2020 (the “Closing Date”), the Company completed the acquisition of Peoples Natural Gas (the “Peoples Gas Acquisition”), which expanded the Company’s regulated utility business to include natural gas distribution, serving approximately 750,000 natural gas utility customers in western Pennsylvania, West Virginia, and Kentucky. The Company paid cash consideration of $3,465,344, which is subject to adjustment based upon the terms of the purchase agreement. Purchase price adjustments include the completion of a closing balance sheet, which was provided to the seller, and the finalization of an adjustment for utility capital expenditures made by the seller during the period between November 1, 2018 and closing. There is a dispute between the parties regarding this adjustment for utility capital expenditures. It is expected the matter will be resolved in accordance with the provisions of the purchase agreement or by the competent court of law with jurisdiction over the matter. The estimated purchase price paid by the Company was determined as follows:

Base purchase price	$4,275,000
Adjustments:
Estimated change in working capital	43,935
Certain estimated capital expenditures	247,500
Assumption of indebtedness	(1,101,091)
Cash consideration	$3,465,344

The assumption of $1,101,091 of indebtedness as of the Closing Date, consisted of $920,091 of senior notes and $181,000 of short-term debt. The acquisition was financed through a series of financing transactions which included the issuance of common stock from a public offering and a private placement, a tangible equity unit offering, and short and long-term debt. Refer to Note 11 – Long-term Debt and Loans Payable, and Note 13 – Stockholder’s Equity for further information on these financings.

The Company accounted for the Peoples Gas Acquisition as a business combination using the acquisition method of accounting. The estimated purchase price is allocated to the net tangible and intangible assets based upon their estimated fair values at the date of the acquisition. The purchase price allocation is preliminary and subject to revision. The Company has not completed the allocation of the purchase price as we are finalizing the valuation of the net assets acquired, including the evaluation of certain acquired contracts, regulatory assets, deferred income taxes and contingent liabilities, among others. Additionally, we are continuing to work towards finalizing the purchase price for the capital expenditures adjustments provided for in the purchase agreement. As of December 31, 2020, the Company recorded adjustments to reduce goodwill by $26,630 primarily reflecting adjustments to deferred income taxes offset by the adjustments to liabilities for postretirement benefit obligations, refunds due to customers representing purchased gas costs charged to customers in periods prior to the Closing Date, and a sales tax audit for pre-acquisition periods. The Company expects to finalize the purchase price allocation no later than March 15, 2021. Additionally, in the event we identify changes to acquired deferred tax asset or liabilities, including the impact of valuation allowances or liabilities related to uncertain tax positions during the one year measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

adjustment, and we record the offset to goodwill. The following table summarizes the preliminary purchase price allocation as of the acquisition date and subsequent adjustments as of December 31, 2020:

	Amounts		Amounts
	Previously	Measurement	Recognized as of
	Recognized as of	Period	Acquisition Date
	Acquisition Date (a)	Adjustments	(as Adjusted)
Property, plant and equipment, net	$2,468,946	$7,605	$2,476,551
Current assets	241,372	1,159	242,531
Regulatory assets	288,665	(1,914)	286,751
Goodwill	2,287,677	(26,630)	2,261,047
Other long-term assets	82,528	(7,457)	75,071
Total assets acquired	5,369,188	(27,237)	5,341,951

Current portion of long-term debt	5,136	-	5,136
Loans payable	181,000	-	181,000
Other current liabilities	182,622	3,498	186,120
Long-term debt	999,460	-	999,460
Deferred income taxes	245,701	(32,054)	213,647
Regulatory liabilities	134,875	(11,846)	123,029
Other long-term liabilities	155,050	13,165	168,215
Total liabilities assumed	1,903,844	(27,237)	1,876,607
Net assets acquired	$3,465,344	$-	$3,465,344

(a) As reported in the Essential Utilities, Inc. Form 10-Q for the period ended March 31, 2020.

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

The Company incurred transaction-related expenses for the Peoples Gas Acquisition, which consists of costs recorded as operations and maintenance expenses in 2020 of $25,397 and in 2019 of $22,891, respectively, primarily representing expenses associated with investment banking fees, including bridge financing, employee related costs, obtaining regulatory approvals, legal expenses, and integration planning. Additionally, for the year to date 2019 period through settlement on April 24, 2019, the change in fair value of interest rate swap agreements of $23,742 represents expense recognized from the mark-to-market adjustment. The interest rate swap agreements were settled on April 24, 2019, which coincided with debt financings to partially fund the Peoples Gas Acquisition.

The results of Peoples have been included in our consolidated financial statements as of the Closing Date. Peoples contributed revenues of $520,944 and earnings of $57,377 for the period from the Closing Date to December 31, 2020.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following pro forma summary presents consolidated unaudited information as if the Peoples Gas Acquisition had occurred on January 1, 2019:

	Years ended December 31,
	2020	2019
Operating revenues	$1,743,766	$1,798,346
Net income	367,492	318,170

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

Associated with the approval of the Peoples Gas Acquisition from the Pennsylvania Public Utility Commission, the Company committed to addressing the replacement of gathering pipe over a seven year timeframe for an estimated cost of $120,000, which will be recoverable through customer rates. Additionally, the Company committed to provide $23,004 of one-time customer rate credits to its Pennsylvania natural gas utility customers and water and wastewater customers served by Aqua Pennsylvania. In 2020, the Company granted $4,080 of customer rate credits to its water and wastewater customers, and $18,924 to its natural gas utility customers.

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

Water and Wastewater Utility Acquisitions – Pending Completion

In January 2021, the Company entered into purchase agreements to acquire, in separate transactions, the wastewater utility system assets of East Whiteland Township, Pennsylvania and Willistown Township, Pennsylvania which consist of approximately 10,500 customers for $72,400. In December 2020, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Village of Bourbonnais, Illinois, which consists of approximately 6,500 customers for $32,100. In September 2020, the Company entered into a purchase agreement to acquire the wastewater utility system assets of Lower Makefield Township, Pennsylvania, which consists of approximately 11,000 customers for $53,000. In July 2020, the Company entered into a purchase agreement to acquire the water utility system assets of Commons Water, Texas, which consists of approximately 980 customers for $4,000.

The purchase price for these pending acquisitions are subject to certain adjustments at closing, and are subject to regulatory approval, including the final determination of the fair value of the rate based acquired. We plan to finance the purchase price of these acquisitions by utilizing our revolving credit facility until permanent debt and common equity are secured. The closings of our acquisitions of East Whiteland Township and Willistown Township are expected to occur in the first quarter of 2022, closing for the Village of Bourbonnais is expected to occur before the end of 2021, and closing

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

for Lower Makefield Township is expected to occur in the second half of 2021. Closing for our utility acquisitions are subject to the timing of the regulatory approval process.

In September 2019, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consist of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. In May 2020, Delaware County, Pennsylvania filed a lawsuit alleging that DELCORA does not have the legal authority to establish and fund a customer trust with the net proceeds of the transaction. In December 2020 the judge in the Delaware County Court lawsuit issued an order that (1) the County cannot interfere with the purchase agreement between DELCORA and the Company, (2) the County cannot terminate DELCORA prior to the closing of the transaction, and (3) that the establishment of the customer trust was valid. The administrative law judges in the regulatory approval process recommended that the Company’s application be denied. The Company provided exceptions to the recommended decision, which will be considered by the Pennsylvania Public Utility Commission in an anticipated March 2021 order. The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired.

Water and Wastewater Utility Acquisitions - Completed

In December 2020, the Company acquired the wastewater utility system asset of New Garden Township, Pennsylvania, which serves 1,965 customers. The total cash purchase price for the utility system was $29,944. The purchase price allocation for this acquisition consisted primarily of property, plant and equipment. Further, in June 2020, the Company acquired the wastewater utility system assets of East Norriton Township, Pennsylvania, which serves 4,947 customers. The total cash purchase price for the utility system was $21,000. The purchase price allocation for this acquisition consisted primarily of property, plant and equipment. Additionally, during 2020, we completed four acquisitions of water and wastewater utility systems for $12,335 in cash in three of the states in which we operate, adding 3,673 customers. The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for the utility systems acquired in 2020 are $3,569.

In December 2019, the Company acquired the wastewater utility system assets of Cheltenham Township, Pennsylvania, which serves 9,887 customers for $50,250. The preliminary purchase price allocation for this acquisition consisted primarily of property, plant and equipment of $44,558 and goodwill of $5,692. Additionally, in 2019, the Company completed seven acquisitions of water and wastewater utility systems in three states adding 2,393 customers. The total purchase price of these utility systems consisted of $9,437 in cash. The purchase price allocation for these acquisitions consisted primarily of acquired property, plant and equipment. The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for the utility systems acquired were $8,353 in 2020 and $506 in 2019.

In July 2018, the Company acquired the wastewater utility systems assets of Limerick Township, Pennsylvania which serves 5,497 customers. The total cash purchase price for the utility system was $74,836. The purchase price allocation for this acquisition consisted primarily of acquired property, plant and equipment of $64,759, and goodwill of $10,790. Additionally, during 2018, the Company completed seven acquisitions of water and wastewater utility systems in three states adding 8,661 customers. The total purchase price of these utility systems consisted of $42,519 in cash. The purchase price allocation for these acquisitions consisted primarily of acquired property, plant and equipment. The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for the utility systems acquired were $11,652 in 2020, $8,905 in 2019, and in 2018 were $3,308. Further, in December 2018, the Company acquired the Valley Creek Trunk Sewer System, serving area municipalities in Pennsylvania, from the Tredyffrin Township Municipal Authority for $28,338. The purchase price allocation for this acquisition consisted primarily of property, plant and equipment of $22,904 and goodwill of $5,434. The system receives untreated wastewater from area municipalities, which is conveyed to the Valley Forge Treatment Plant. The system consists of 49,000 linear feet of gravity sewers, pump stations, and force mains. The operating revenues included in the consolidated financial statements of the Company for the Valley Creek Trunk Sewer System were $2,799 in 2020 and $2,799 in 2019.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

Note 3 –Dispositions

The following dispositions have not been presented as discontinued operations in the Company’s consolidated financial statements as they do not qualify as discontinued operations, since their disposal does not represent a strategic shift that has a major effect on our operations or financial results. Except where noted otherwise, the gains or losses disclosed below are reported in the consolidated statements of operations as a component of operations and maintenance expense.

In October 2020 the Company sold its investment in a joint venture. Its investment represented its 49% investment in a joint venture that operates a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale of north central Pennsylvania. This investment was an unconsolidated affiliate and was accounted for under the equity method of accounting within our Aqua Infrastructure subsidiary. In 2020, the Company recorded a charge of $3,700 for the write-down of the Company’s investment associated with the sale and is reported in equity loss in joint venture.

In 2018, the Company decided to market for sale a water system in Virginia that serves approximately 500 customers. This water system was reported as assets held for sale in the Company’s consolidated balance sheet, and in April 2019, the Company completed the sale for proceeds of $1,882 and recognized a gain on sale of $405.

In 2017, the Company decided to market for sale a water system in Texas that serves approximately 265 customers. This water system was reported as assets held for sale in the Company’s consolidated balance sheet, and in September 2020, the Company completed the sale for proceeds of $395 and recognized a loss on sale of $469, of which $450 was previously reserved for in 2017.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 4 – Property, Plant and Equipment

	December 31,
	2020	2019	Approximate Range of Useful Lives	Weighted Average Useful Life

Regulated Water segment:
Utility plant and equipment
Mains and accessories	$3,800,878	$3,585,506	32 - 94 years	76 years
Services, hydrants, treatment plants and reservoirs	2,425,303	2,152,397	5 - 89 years	56 years
Operations structures and water tanks	352,094	332,812	14 - 80 years	48 years
Miscellaneous pumping and purification equipment	976,719	904,757	9 - 76 years	42 years
Meters, transportation and other operating equipment	898,607	847,945	5 - 84 years	29 years
Land and other non-depreciable assets	137,390	156,617	-	-
Utility plant and equipment - regulated water segment	8,590,991	7,980,034
Utility construction work in progress	225,208	214,633	-	-
Net utility plant acquisition adjustment	(12,215)	(15,248)	2 - 59 years	28 years
Non-utility plant and equipment	21,681	22,517	5 - 64 years	57 years
Property, Plant and Equipment - Regulated Water segment	8,825,665	8,201,936
Regulated Gas segment:
Natural gas transmission	362,477		5 - 93 years	67 years
Natural gas storage	60,846	-	5 - 85 years	47 years
Natural gas gathering and processing	126,105	-	5 - 88 years	59 years
Natural gas distribution	1,540,366	-	25 - 78 years	62 years
Meters, transportation and other operating equipment	580,043	-	5 - 95 years	24 years
Land and other non-depreciable assets	3,872	-	-	-
Utility plant and equipment - Regulated Gas segment	2,673,709	-
Utility construction work-in-progress	120,645	-	-	-
Property, plant and equipment-Regulated Gas segment	2,794,354	-
Total property, plant and equipment	$11,620,019	$8,201,936

Note 5 – Accounts Receivable

	December 31,
	2020	2019
Billed utility revenue	$189,280	$69,205
Other	5,594	5,285
	194,874	74,490
Less allowance for doubtful accounts	40,099	7,353
Net accounts receivable	$154,775	$67,137

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The Company’s utility customers are located principally in the following states: 66% in Pennsylvania, 9% in Ohio, 6% in North Carolina, 5% in Texas, and 5% in Illinois. No single customer accounted for more than one percent of the Company's utility operating revenues during the years ended December 31, 2020, 2019, and 2018. The following table summarizes the changes in the Company’s allowance for doubtful accounts:

	2020	2019	2018
Balance at January 1,	$7,353	$6,914	$7,071
Amounts charged to expense	32,325	5,306	5,305
Accounts written off	(12,613)	(5,980)	(6,587)
Recoveries of accounts written off and other	13,034	1,113	1,125
Balance at December 31,	$40,099	$7,353	$6,914

For Recoveries of accounts written off and other, other represents the opening balance from the Peoples Gas Acquisition of $10,962 in 2020.

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

	December 31, 2020		December 31, 2019
	Regulatory	Regulatory	Regulatory	Regulatory
	Assets	Liabilities	Assets	Liabilities
Income taxes	$1,098,363	$630,106	$736,120	$389,424
Purchased gas costs	585	18,618	-	-
Customer refunds resulting from TCJA	-	1,719	-	3,907
Utility plant retirement costs	50,225	50,560	7,873	43,742
Post-retirement benefits	108,036	89,953	110,661	78,557
Accrued vacation	4,056	-	2,439	-
Water tank painting	6,306	978	6,175	1,928
Fair value adjustment of long-term debt assumed in acquisition	76,019	-	2,166	-
Debt refinancing	14,880	-	6,564	-
Rate case filing expenses and other	9,403	1,242	6,134	41
	$1,367,873	$793,176	$878,132	$517,599

Items giving rise to deferred state income taxes, as well as a portion of deferred Federal income taxes related to specific differences between tax and book depreciation expense, are recognized in the rate setting process on a cash basis or as a reduction in current income tax expense and will be recovered as they reverse. Amounts include differences that arise between specific utility asset improvement costs capitalized for book and deducted as an expense for tax purposes. Additionally, the recording of AFUDC for equity funds results in the recognition of a regulatory asset for income taxes, which represents amounts due related to the revenue requirement. The regulatory asset for income taxes includes an amount of $659 related to Aqua Pennsylvania’s deductions on qualifying utility system repairs.  This regulatory asset is recoverable in future rate filings based on the amount in excess of the income tax benefits that were incorporated into the Company’s cost of service in its latest rate case as compared to the actual income tax benefits recognized.

A portion of the regulatory liability for income taxes is related to Aqua Pennsylvania’s income tax accounting change for the tax benefits realized on the Company’s 2012 tax return, which have not yet reduced current income tax expense due to a rate order requiring a ten year amortization period which began in 2013. Beginning in 2013, the Company amortized $38,000, annually, of its deferred income tax benefits, which reduced current income tax expense. In 2019, the amortization of this tax benefit was incorporated into the Company’s cost of service by a rate order issued in May 2019.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

A portion of the income taxes regulatory liability is also related to Peoples Natural Gas’ income tax accounting change for the tax benefits expected to be realized for the periods prior to adoption on March 16, 2020. As of December 31, 2020, the Company has recorded a regulatory liability of $160,655 for these tax benefits which will remain on the consolidated balance sheet pending regulatory guidance.

The regulatory asset or liability for purchased gas costs reflects the differences between actual purchased gas costs and the levels of recovery for these costs in current rates. The unrecovered costs are recovered and the over-recovered costs are refunded in future periods, typically within a year, through quarterly and annual filings with the applicable state regulatory agency.

The regulatory liability for customer refunds resulting from the TCJA, which was enacted on December 22, 2017, represents a revenue reserve for customer refunds associated with the reduction in the Federal corporate income tax rate from 35% to 21%. Reductions in accumulated deferred income tax balances due to the reduction in the corporate income tax rate will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes relating to certain accelerated tax depreciation benefits are to be passed back to customers. Since 2018 adjusted base rates or surcredits were added to customer bills to reflect the lower corporate income tax rate.

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

The regulatory asset for post-retirement benefits, which includes pension and other post-retirement benefits, primarily reflects a regulatory asset that has been recorded for the costs that would otherwise be charged to stockholders’ equity for the underfunded status of the Company’s pension and other post-retirement benefit plans. The Company also has a regulatory asset related to post-retirement benefits costs that represent costs already incurred which are now being or anticipated to be recovered in rates over a period ranging from approximately 10 to 37 years. The regulatory liability for post-retirement benefits represents costs recovered in rates in excess of post-retirement benefits expense.

Expenses associated with water tank painting are deferred and amortized over a period of time as approved in the regulatory process. Water tank painting costs are generally being amortized over a period ranging from 10 to 20 years. The regulatory liability for water tank painting costs represents amounts recovered through rates and before the costs are incurred.

The Company recorded a fair value adjustment for fixed rate, long-term debt assumed in acquisitions that matures in various years ranging from 2021 to 2032. The regulatory asset or liability results from the rate setting process continuing to recognize the historical interest cost of the assumed debt.

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

Note 7 – Income Taxes

Income tax benefit for the years ended December 31, is comprised of the following:

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$(1,831)	$(4,415)	$-
State	(265)	1,834	1,281
	(2,096)	(2,581)	1,281
Deferred:
Federal	(11,527)	(3,906)	(8,721)
State	(6,255)	(6,530)	(6,229)
	(17,782)	(10,436)	(14,950)
Total tax benefit	$(19,878)	$(13,017)	$(13,669)

The statutory Federal tax rate is 21% for 2020, 2019, and 2018. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.99% for all years presented. The Company’s effective income tax rate for 2020, 2019, and 2018 was (7.5)%, (6.2)%, and (7.7)%, respectively. The Company remains subject to examination by federal and state tax authorities for the 2017 through 2020 tax years.

The reasons for the differences between amounts computed by applying the statutory Federal corporate income tax rate to income before income tax expense are as follows:

	Years Ended December 31,
	2020	2019	2018
Computed Federal tax expense at statutory rate	$55,644	$44,420	$37,447
Decrease in Federal tax expense related to an income tax accounting change for qualifying utility asset improvement costs	(53,532)	(48,518)	(44,089)
State income taxes, net of Federal tax benefit	(6,896)	(3,616)	(4,964)
Increase (decrease) in tax expense for depreciation expense to be recovered in future rates	140	347	328
Stock-based compensation	(1,484)	(167)	(414)
Deduction for Essential Utilities common dividends paid under employee benefit plan	(315)	(315)	(312)
Amortization of deferred investment tax credits	(319)	(361)	(373)
Impact of Federal rate change and amortization of excess deferred income tax	(15,352)	(6,323)	(313)
Other, net	2,236	1,516	(979)
Actual income tax benefit	$(19,878)	$(13,017)	$(13,669)

In response to a June 2012 rate order issued by the Pennsylvania Public Utility Commission to Aqua Pennsylvania, the Company changed its tax method of accounting for qualifying utility system repairs, which provides for the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes. The rate order allows for a reduction in current income tax expense as a result of the flow-through recognition of some income tax benefits due to the income tax accounting change. The Company recorded income tax benefits of $49,077, $66,816, and $64,183 during 2020, 2019, and 2018, respectively. In May 2019 the Pennsylvania Public Utility Commission issued a rate order to Aqua Pennsylvania and commencing in 2020 the base rates are designed to include annual tax benefits for qualifying utility system improvement costs equal to $158,865, subject to $3,000 either above or

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

below this target amount. To the extent actual tax benefits are outside this range, tax benefits will either be deferred or accrued, and settled in the next rate filing.

Aqua Pennsylvania adopted this method of tax accounting in 2012, and for prior tax years, the qualifying utility system asset improvement costs were previously capitalized and depreciated for book and tax purposes. The Company recognized a tax deduction on its 2012 Federal tax return of $380,000 and based on a 2012 rate order, Aqua Pennsylvania began to amortize this benefit over ten years beginning in 2013. The amortization of this benefit, which annually amounted to $38,000, effectively reduced current income tax expense annually by $13,848. In May 2019, the Pennsylvania Public Utility Commission issued a new rate order and as a result, the amortization period was slightly shortened and now includes the tax benefits in establishing utility rates.

The following table provides the changes in the Company’s unrecognized tax benefits:

	2020	2019
Balance at January 1,	$18,671	$17,792
Impact of current year activity on tax provision	523	879
Balance at December 31,	$19,194	$18,671

In accordance with the FASB’s accounting guidance for income taxes we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company may be assessed interest and penalties by taxing authorities, which would be recorded as income tax expense. There were no expenses for interest and penalties assessed by taxing authorities for the years ended December 31, 2020, 2019, and 2018. The Company accrued $24 in interest relative to their uncertain tax position during the year ended December 31, 2020.

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

The unrecognized tax benefits relate to the income tax accounting change, and the tax position is attributable to a temporary difference. The Company does not anticipate material changes to its unrecognized tax benefits within the next year. As a result of the regulatory treatment afforded by the income tax accounting change in Pennsylvania and despite this position being a temporary difference, as of December 31, 2020 and 2019, $33,050 and $31,015, respectively, of these tax benefits would have an impact on the Company’s effective income tax rate in the event the Company does sustain all, or a portion, of its tax position.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table provides the components of net deferred tax liability:

	December 31,
	2020	2019
Deferred tax assets:
Customers' advances for construction	$30,155	$22,664
Costs expensed for book not deducted for tax, principally accrued expenses	11,441	1,473
Post-retirement benefits	51,914	20,575
Tax attribute and credit carryforwards	206,347	65,438
Operating lease liabilities	17,432	3,540
Unrecovered purchased gas costs	5,239	-
Other	10,979	2,798
	333,507	116,488
Less valuation allowance	34,772	22,873
	298,735	93,615

Deferred tax liabilities:
Utility plant, principally due to depreciation and differences in the basis of fixed assets due to variation in tax and book accounting	1,298,127	909,219
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	205,869	101,126
Tax effect of regulatory asset for post-retirement benefits	30,441	8,973
Utility plant acquisition adjustment basis differences	195	827
Deferred investment tax credit	5,744	6,088
Operating lease right-of-use assets	16,457	3,540
	1,556,833	1,029,773

Net deferred tax liability	$1,258,098	$936,158

At December 31, 2020, the Company has a cumulative Federal NOL of $419. The Company believes the Federal NOLs are more likely than not to be recovered and require no valuation allowance. The Company’s Federal NOLs do not begin to expire until 2032.

At December 31, 2020, the Company has a cumulative state NOL of $1,375 a portion of which is offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The state NOLs do not begin to expire until 2023.

The Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $74,589 and $85,588, respectively, which results from the Company’s adoption in 2013 of the FASB’s accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions are $493, and $1,460, respectively. The Company records its unrecognized tax benefit as a component of its net deferred income tax liability.

On March 16, 2020, the Company completed the Peoples Gas Acquisition. On March 31, 2020, the Company changed the method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas subsidiary, its largest natural gas subsidiary in Pennsylvania. This change allows a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. The Company is performing an analysis to determine the ultimate amount of qualifying utility asset improvement costs eligible to be deducted under the IRS’s final tangible property regulations that will be reflected on its 2020 Federal Tax Return to be filed in October 2021.  As a result, the

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Company has estimated a portion of its infrastructure investment at Peoples Natural Gas since the acquisition date that will qualify as a utility system repairs deduction for 2020.  In addition, the calculation to determine the income tax benefits for qualifying capital expenditures made prior to March 16, 2020 (“catch-up adjustment”) has been finalized. As of December 31, 2020, the Company completed its analysis and recorded a regulatory liability of $160,655 for these tax benefits which will remain on the consolidated balance sheet pending regulatory guidance.

In connection with the completion of the Peoples Gas Acquisition, in the event the Company identifies changes to acquired deferred tax asset or liabilities, including the impact of valuation allowances or liabilities related to uncertain tax positions during the one year measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, and the offset will be an adjustment to goodwill. The Company records all other changes to deferred tax assets and liabilities in current-period income tax expense.

In response to the COVID-19 pandemic, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. We evaluated the provisions of the CARES Act and concluded that the associated impacts, do not have a material effect on our financial position or liquidity.

Note 8 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Years Ended December 31,
	2020	2019	2018
Property	$32,054	$27,735	$27,469
Gross receipts, excise and franchise	14,462	13,500	14,521
Payroll	19,053	10,303	9,789
Regulatory assessments	3,130	2,916	2,752
Pumping fees	6,028	5,112	4,978
Other	1,870	389	253
Total taxes other than income taxes	$76,597	$59,955	$59,762

Note 9 – Commitments and Contingencies

Commitments –

The Company maintains agreements with other water purveyors for the purchase of water to supplement its water supply, particularly during periods of peak demand. The agreements stipulate purchases of minimum quantities of water to the year 2026. The estimated annual commitments related to such purchases through 2025 are expected to average $4,654 and the aggregate of the years remaining approximates $603.

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

2021	2022	2023	2024	2025	Thereafter
$3,407	$1,041	$1,047	$1,065	$1,088	$3,216

The Company’s natural gas supply is provided by sources on the interstate pipeline system and from local western Pennsylvania gas well production. The Company has various interstate pipeline service agreements that provide for firm transportation capacity, firm storage capacity, and other services and include capacity reservation charges based upon the maximum daily and annual contract quantities set forth in the agreements. Some of these agreements have minimum volume obligations and are transacted at applicable tariff and negotiated rates to the year 2034. The estimated annual commitments related to such purchases through 2025 are expected to average $203,816 and the aggregate of the years remaining beyond 2025 approximates $1,759,150.

One of the Company’s subsidiaries entered into an agreement in 2019 to build three onsite natural gas fueled energy plants on customer-owned property in the western Pennsylvania area. Construction is in progress and expected to be completed in 2021. As of December 31, 2020, the Company is contractually committed to complete construction of these plants and estimates the remaining construction costs to be $16,892.

The purchased water, water treatment, and purchased gas expenses under these agreements were as follows:

	Years Ended December 31,
	2020	2019	2018
Purchased water under long-term agreements	$5,931	$6,577	$6,065
Water treatment expense under contractual agreement	1,006	989	970
Purchased natural gas under long-term agreements	165,745	-	-

Contingencies – The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of December 31, 2020, the aggregate amount of $21,607 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has insurance coverage for certain of these loss contingencies, and as of December 31, 2020, estimates that approximately $3,491 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

During a portion of 2019, the Company initiated a do not consume advisory for some of its customers in one division served by the Company’s Illinois subsidiary. Although the Company has determined that it is reasonably possible that a fine or penalty may be incurred, it cannot estimate the possible range of loss at this time and no liability has been accrued for these future costs. In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint seeks class action certification, attorney's fees, and "damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park Illinois. The complaint contains allegations of damages as a result of supplied water that exceeded the standards established by the federal Lead and Copper Rule. The complaint is in the discovery phase and class certification has not been granted. The Company plans to vigorously defend

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

against this claim. A claim for the expenses incurred has been submitted to the Company’s insurance carrier for potential recovery of a portion of these costs, and on August 3, 2020, the Company received $2,874 in insurance proceeds. The Company continues to assess the potential loss contingency on this matter. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $1,535 and $1,852 at December 31, 2020 and 2019 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Associated with the approval of the Peoples Gas Acquisition from the Pennsylvania Public Utility Commission, the Company committed to addressing the replacement of gathering pipe over a seven year timeframe for an estimated cost of $120,000, which will be recoverable through customer rates. Additionally, the Company committed to provide $23,004 of one-time customer rate credits to its Pennsylvania natural gas utility customers and water and wastewater customers served by Aqua Pennsylvania, Inc. In 2020, the Company granted $4,080 of customer rate credits to its Pennsylvania water and wastewater customers and $18,924 to its Pennsylvania natural gas utility customers.

Note 10 – Leases

The Company leases land, office facilities, office equipment, and vehicles for use in its operations, which are accounted for as operating leases. Leases with a term of 12 months or less are not recorded on the balance sheet; rather, lease expense is recognized over the lease term. Our leases have remaining lives of 1 year to 74 years.

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

Lease liabilities and corresponding right-of-use assets are recorded based on the present value of the lease payments over the expected lease term, including leases with variable payments that are based on a market rate or an index and net of any impairment. On March 16, 2020, the Company completed the Peoples Gas Acquisition and adopted the standard upon the date of acquisition. As a result of the sublease of one of the office facilities, a lease impairment was recorded as of adoption date and is being amortized over the life of the lease resulting in the right of use asset being lower than the total lease obligation by approximately $2.9 million. All other variable payments are expensed as incurred. Since the Company’s lease agreements do not provide an implicit interest rate, we utilize our incremental borrowing rate to determine the discount rate used to present value the lease payments.

	Years Ended December 31,
	2020	2019	2018
Components of lease expense were as follows:
Operating lease cost	$8,496	$2,183	$2,569

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2020	2019
Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,324	$1,992

	December 31,
	2020	2019
Supplemental balance sheet information related to leases was as follows:
Operating leases:
Lease impairments	$(2,974)	$-
Operating lease right-of-use assets	63,308	12,867
Total operating lease right-of-use assets	$60,334	$12,867

Other accrued liabilities	$7,666	$1,222
Operating lease liabilities	55,642	11,645
Total operating lease liabilities	$63,308	$12,867

	December 31,
	2020	2019
Weighted average remaining lease term:
Operating leases	11 years	27 years

Weighted average discount rate:
Operating leases	3.62%	4.08%

Maturities of operating lease liabilities and a reconciliation of the operating lease liabilities reported on our Consolidated Balance Sheets as of December 31, 2020 are as follows:

Operating Leases
2021	$11,674
2022	11,570
2023	11,195
2024	11,004
2025	11,064
Thereafter	34,128
Total operating lease payments	$90,635

Total operating lease payments	$90,635
Less operating lease liabilities	63,308
Present value adjustment	$27,327

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 11 – Long-term Debt and Loans Payable

Long-term Debt – The consolidated statements of capitalization provide a summary of long-term debt as of December 31, 2020 and 2019. The supplemental indentures with respect to specific issues of the first mortgage bonds restrict the ability of Aqua Pennsylvania and other operating subsidiaries of the Company to declare dividends, in cash or property, or repurchase or otherwise acquire the stock of these companies. Loan agreements for Aqua Pennsylvania and other operating subsidiaries of the Company have restrictions on minimum net assets.  As of December 31, 2020, restrictions on the net assets of the Company were $3,645,521 of the total $4,683,877 in net assets.  Included in this amount were restrictions on Aqua Pennsylvania’s net assets of $1,439,502 of their total net assets of $1,911,851. As of December 31, 2020, $1,729,269 of Aqua Pennsylvania’s retained earnings of $1,749,269 and $276,283 of the retained earnings of $342,660 of other subsidiaries were free of these restrictions. Some supplemental indentures also prohibit Aqua Pennsylvania and some other subsidiaries of the Company from making loans to, or purchasing the stock of, the Company.

Sinking fund payments are required by the terms of specific issues of long-term debt. Excluding amounts due under the Company’s revolving credit agreement, the future sinking fund payments and debt maturities of the Company’s long-term debt are as follows:

Interest Rate Range	2021	2022	2023	2024	2025	Thereafter
0.00% to 0.99%	$464	$464	$462	$256	$196	$963
1.00% to 1.99%	968	947	385,826	755	766	5,998
2.00% to 2.99%	1,913	103,711	2,017	1,619	1,427	654,870
3.00% to 3.99%	42,671	23,067	33,130	54,271	742	2,348,493
4.00% to 4.99%	22,753	651	159,063	203	125,420	1,507,722
5.00% to 5.99%	7,124	787	12,865	10,611	636	31,242
6.00% to 6.99%	1,364	1,591	-	-	-	31,000
7.00% to 7.99%	624	366	17	-	23,000	5,884
8.00% to 8.99%	1,572	710	772	841	488	41
9.00% to 9.99%	4,900	-	-	-	-	12,000
Total	$84,353	$132,294	$594,152	$68,556	$152,675	$4,598,213

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

In November 2020, Aqua Pennsylvania issued $150,000 of first mortgage bonds, of which $50,000 is due in 2053, $50,000 is due in 2057, and $50,000 is due in 2058 with interest rates of 2.85%, 2.89%, and 2.90%, respectively.

In May 2020, Aqua Pennsylvania issued $175,000 of first mortgage bonds, of which $75,000 is due in 2051, $50,000 is due in 2055, and $50,000 is due in 2056 with interest rates of 3.49%, 3.54%, and 3.55%, respectively. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

On April 3, 2020, the Company entered into a 364 day credit agreement that provided the Company with short-term borrowing capacity of up to $500,000 in unsecured term loans (the “Term Loan Agreement”). The Company borrowed the full $500,000 on April 3, 2020, which was used to strengthen its liquidity and cash position and maximize its financial flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. In May and June 2020, the Company repaid $300,000 and $200,000 of the term loans, respectively, and based on the Company’s ability to access financial markets, we terminated the facility. The term loans bore interest at either the Adjusted LIBO Rate or the Alternate Base Rate, as each such term is defined in the Term Loan Agreement. Amounts under the term loan could not be re-borrowed upon repayment. Additionally, on April 13, 2020, the Company issued $1,100,000 of long-term debt, less expenses of $10,525, of which $500,000 is due in 2030, and $600,000 is due in 2050 with interest rates of 2.704% and 3.351%, respectively. The Company used the proceeds from this issuance to repay in full the borrowings of $181,000 of short-term debt assumed in the Peoples Gas Acquisition, $150,000 of short-term debt issued on March 13, 2020, and to repay borrowings under its existing five year unsecured revolving credit agreement.

On March 13, 2020, the Company entered into a 364 day $150,000 credit agreement pursuant to which the Company borrowed $150,000, which was used to fund a portion of the Peoples Gas Acquisition in lieu of additional borrowings under our revolving credit facility, which was subsequently repaid with the proceeds from the Company’s April 2020 long-term debt issuance noted above.

The Company completed the Peoples Gas Acquisition on March 16, 2020, which resulted in the assumption of $1,101,091 of indebtedness, which includes $920,091 of senior notes and $181,000 of short-term debt. The senior notes have maturities ranging from 2021 to 2032 and interest rates that range from 2.90% to 6.42%. The short-term debt assumed at closing was repaid with the proceeds from the Company’s April 2020 long-term debt issuance noted above.

In December 2019, Aqua Pennsylvania issued $125,000 of first mortgage bonds, of which $75,000 is due in 2052 and $50,000 is due in 2053 with interest rates of 3.39% and 3.41%, respectively. In September 2019, Aqua Pennsylvania issued $175,000 of first mortgage bonds, of which $50,000 is due in 2054, $75,000 is due in 2058, and $50,000 is due in 2059 with interest rates of 4.09%, 4.13% and 4.14%, respectively. In May 2019, Aqua Pennsylvania issued $125,000 of first mortgage bonds, of which $75,000 is due in 2049, $25,000 is due in 2054, and $25,000 is due in 2059 with interest rates of 4.02%, 4.07%, and 4.12%, respectively. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

On May 18, 2019, the Company redeemed $313,500 of the Company’s outstanding notes (the “Company Debt Refinancing”) that had maturities ranging from 2019-2037 and interest rates ranging from 3.57% - 5.83%. Additionally, the Company Debt Refinancing was subject to a make whole payment of $25,237, and $18,528 of this payment was expensed, and is presented in the consolidated statements of operations on the line item “loss on debt extinguishment.” The balance of the payment, or $6,709, was deferred, as a regulatory asset, as it represents an amount by which the Company expects to receive prospective rate recovery. Further, in 2020 the Company recorded an additional regulatory asset for $3,888, as it represents an amount on which the Company expects to receive prospective rate recovery. The recognition of this regulatory asset in 2020 has been presented in the consolidated statements of operations and comprehensive income within the line item “Other.”

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

On April 26, 2019, the Company issued $900,000 of long-term debt (the “Senior Notes”), less expenses of $7,931, of which $400,000 is due in 2029, and $500,000 is due in 2049 with interest rates of 3.566% and 4.276%, respectively. The Company used the net proceeds from the issuance of Senior Notes to (1) secure $436,000 of funding for the Peoples Gas Acquisition, (2) complete the redemption of $313,500 aggregate principal amount of certain of the Company’s outstanding notes associated with the Company Debt Refinancing, (3) pay related costs and expenses, and (4) for general corporate purposes.

The weighted average cost of long-term debt at December 31, 2020 and 2019 was 3.56% and 4.09%, respectively.  The weighted average cost of fixed rate long-term debt at December 31, 2020 and 2019 was 3.73% and 4.09%, respectively.

As of December 31, 2020, the Company has an amended $1,000,000 five year unsecured revolving credit facility, which expires in December 2023, which provides additional borrowing capacity over former amendments since March 2020. The Company’s unsecured revolving credit facility is used for other general corporate purposes. In March 2020, amendments provided the Company with an additional $300,000 of borrowing capacity, and pursuant to the terms of the revolving credit facility, our borrowing capacity thereunder was further increased by $150,000 upon the completion of the Peoples Gas Acquisition on March 16, 2020. As a result of these two increases, our total borrowing capacity increased to $1,000,000. The facility includes a $25,000 sublimit for daily demand loans. Funds borrowed under this facility are classified as long-term debt and are used to provide working capital as well as support for letters of credit for insurance policies and other financing arrangements. As of December 31, 2020, the Company has the following sublimits and available capacity under the credit facility: $50,000 letter of credit sublimit, $26,543 of letters of credit available capacity, $0 borrowed under the swing-line commitment, and $385,000 of funds borrowed under the agreement. Interest under this facility is based at the Company’s option, on the prime rate, an adjusted Euro-Rate, an adjusted federal funds rate or at rates offered by the banks. A facility fee is charged on the total commitment amount of the agreement. Under these facilities the average cost of borrowings was 1.62% and 3.55%, and the average borrowing was $221,230 and $102,973, during 2020 and 2019, respectively.

The Company is obligated to comply with covenants under some of its loan and debt agreements. These covenants contain a number of restrictive financial covenants, which among other things limit, subject to specific exceptions, the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. During 2020, the Company was in compliance with its debt covenants under its loan and debt agreements. Failure to comply with the Company’s debt covenants could result in an event of default, which could result in the Company being required to repay or finance its borrowings before their due date, possibly limiting the Company’s future borrowings, and increasing its borrowing costs.

Loans Payable – In November 2020, Aqua Pennsylvania renewed its $100,000 364-day unsecured revolving credit facility with four banks. The funds borrowed under this agreement are classified as loans payable and used to provide working capital. As of December 31, 2020 and 2019, funds borrowed under the agreement were $49,198 and $25,724, respectively. Interest under this facility is based, at the borrower’s option, on the prime rate, an adjusted federal funds rate, an adjusted London Interbank Offered Rate corresponding to the interest period selected, an adjusted Euro-Rate corresponding to the interest period selected or at rates offered by the banks. This agreement restricts short-term borrowings of Aqua Pennsylvania. A commitment fee of 0.05% is charged on the total commitment amount of Aqua Pennsylvania’s revolving credit agreement. The average cost of borrowing under the facility was 1.12% and 3.12%, and the average borrowing was $37,166 and $21,871, during 2020 and 2019, respectively. The maximum amount outstanding at the end of any one month was $54,669 and $39,930 in 2020 and 2019, respectively.

In November 2020, Peoples Natural Gas Companies entered into a $100,000 364-day secured revolving credit facility with two banks. As of December 31, 2020, funds borrowed under the agreement were $29,000. The funds borrowed under this agreement are classified as loans payable and used to provide working capital. Interest under this facility is based at the borrower’s option, on the prime rate, an adjusted federal funds rate, an adjusted London Interbank Offered Rate corresponding to the interest period selected or at rates offered by the banks. A commitment fee of 0.05% is charged on the total commitment amount of Peoples’ revolving credit agreement. The average cost of borrowing under the facility

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

was 0.96%, and the average borrowing was $2,417, during 2020. The maximum amount outstanding at the end of any one month was $29,000 in 2020.

At December 31, 2020 and 2019, the Company had other combined short-term lines of credit of $35,500. Funds borrowed under these lines are classified as loans payable and are used to provide working capital. As of December 31, 2020 and 2019, funds borrowed under the short-term lines of credit were $0, respectively. The average borrowing under the lines was $2,500 and $0 during 2020 and 2019, respectively. The maximum amount outstanding at the end of any one month was $7,500 in 2020 and 2019. Interest under the lines is based at the Company’s option, depending on the line, on the prime rate, an adjusted Euro-Rate, an adjusted federal funds rate or at rates offered by the banks. The average cost of borrowings under all lines during 2020 and 2019 was 1.11% and 3.12%, respectively.

Interest Income and Expense– Interest income of $5,363, $25,406, and $152 was recognized for the years ended December 31, 2020, 2019, and 2018, respectively. Interest expense was $188,435, $125,383, and $99,054 in 2020, 2019, and 2018, including amounts capitalized for borrowed funds of $4,434, $4,231, and $3,332, respectively.

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

The following table provides a summary of the amounts recognized in earnings for our interest rate swap agreements:

		Amount of Loss Recognized in Income on Derivatives
		Years Ended December 31,
	Location of Loss Recognized	2020	2019	2018
Derivatives not designated as hedging instrument:
Interest rate swaps	Other expense	$-	$(23,742)	$(59,779)

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The fair value of loans payable is determined based on its carrying amount and utilizing level 1 methods and assumptions. As of December 31, 2020 and 2019, the carrying amount of the Company’s loans payable was $78,198 and $25,724, which equates to their estimated fair value. The fair value of cash and cash equivalents, which is comprised of uninvested cash, and prior to our completion of the Peoples Gas Acquisition on March 16, 2020, the proceeds from the April 2019 issuances of common stock, tangible equity units, and long-term debt for the Peoples Gas Acquisition, which were held in an interest-bearing account, is determined based on level 1 methods and assumptions. As of December 31, 2020 and 2019, the carrying amounts of the Company's cash and cash equivalents were $4,827 and $1,868,922, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing level 1 methods and assumptions. As of December 31, 2020 and 2019, the carrying amount of these securities was $25,780 and $23,419, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

Unrealized gains and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Years ended December 31,
	2020	2019	2018
Net gain (loss) recognized during the period on equity securities	$492	$293	$(95)
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$492	$293	$(95)

The net gain (loss) recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	December 31,
	2020	2019
Carrying amount	$5,630,243	$3,077,400
Estimated fair value	6,366,030	3,324,377

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing level 2 methods and assumptions. The Company’s customers’ advances for construction have a carrying value of $99,014 and $95,556 at December 31, 2020 and 2019, respectively. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases. Portions of these non-interest bearing instruments are payable annually through 2030 and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 13 – Stockholders’ Equity

In May 2020, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 600,000,000 shares. At December 31, 2020, the Company had 600,000,000 shares of common stock authorized; par value $0.50. Shares outstanding and treasury shares held were as follows:

	December 31,
	2020	2019	2018
Shares outstanding	245,390,468	220,758,719	178,091,621
Treasury shares	3,180,887	3,112,565	3,060,206

Forward Equity Sale

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

The Company may elect to settle the forward equity sale agreement by means of a physical share settlement, net cash settlement, or net share settlement, on a settlement date or dates, no later than August 10, 2021. The forward equity sale agreement provides that the forward price will be computed based upon the initial forward price of $46.00 per share, and is subsequently adjusted for a floating interest rate factor equal to a specified daily rate less a spread and scheduled dividends during the term of the agreement. As of December 31, 2020, the forward price was $45.40 per share. Under limited circumstances or certain unanticipated events, the forward purchaser also has the ability to require the Company to physically settle the forward equity sale agreement in shares prior to the maturity date. As of December 31, 2020, the Company has not settled any portion of the forward equity sale agreement.

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

Each Unit consists of a prepaid stock purchase contract and an amortizing note due April 30, 2022, each issued by the Company. Unless earlier settled or redeemed, each stock purchase contract will automatically settle on April 30, 2022 (subject to postponement in limited circumstances) for between 1.1790 and 1.4442 shares of the Company’s common stock, subject to adjustment, based upon the applicable market value of the common stock, as described in the final prospectus supplement relating to the Units. 6,088,862 stock purchase contracts have been early settled by the holders of the contracts, resulting in the issuance of 7,182,255 shares of the Company’s common stock. The balance of stock purchase contracts is 7,711,138. The amortizing notes have an initial principal amount of $8.62909, or $119,081 in aggregate, and bear interest at a rate of 3.00% per year, and pay equal quarterly cash installments of $0.75000 per amortizing note (except for the July 30, 2019 installment payment, which was $0.80833 per amortizing note), that will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate will be equivalent to 6.00% per year with respect to each $50 stated amount of the Units. The amortizing notes represent unsecured senior obligations of the Company.

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

At December 31, 2020, the Company had 1,770,819 shares of authorized but unissued Series Preferred Stock, $1.00 par value.

The Company had a universal “pay as you go” shelf registration statement, filed with the SEC in February 2018 which allowed for the potential future offer and sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities and other securities specified therein at indeterminate prices. This registration statement expired in February 2021, and the Company intends to file a new three-year universal shelf registration statement.

The Company has an acquisition shelf registration statement on file with the SEC which permits the offering, from time to time, of an aggregate of $500,000 in shares of common stock and shares of preferred stock in connection with acquisitions. The balance remaining available for use under the acquisition shelf registration as of December 31, 2020 is $487,155.

The form and terms of any securities issued under the universal shelf registration statement and the acquisition shelf registration statement will be determined at the time of issuance.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“Plan”) that allows reinvested dividends to be used to purchase shares of common stock at a five percent discount from the current market value. Under the direct stock purchase program, shares are issued throughout the year. The shares issued under the Plan are either shares purchased by the Company’s transfer agent in the open-market or original issue shares. In 2020 and 2019, the Company sold 388,978 and 236,666 original issue shares of common stock through the dividend reinvestment portion of the Plan, for net proceeds of $16,522 and $8,959, respectively. In 2019 and 2018, 183,731 and 321,585 shares of the Company were purchased under the dividend reinvestment portion of the Plan by the Company’s transfer agent in the open-market for $7,777, and $11,343, respectively.

The Company’s accumulated other comprehensive income is reported in the consolidated statements of equity. The Company recorded a regulatory asset for its underfunded status of its pension and other post-retirement benefit plans that would otherwise be charged to other comprehensive income, as it anticipates recovery of its costs through customer rates.

Note 14 – Net Income per Common Share and Equity per Common Share

Basic net income per share is based on the weighted average number of common shares outstanding and the minimum number of shares to be issued upon settlement of the stock purchase contracts issued under the tangible equity units. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive shares, and the expected number of shares to be issued upon settlement of the stock purchase contracts issued under the tangible equity units, based on the applicable market value of our common stock. The dilutive effect of employee stock-based compensation and shares issuable under the forward equity sale agreement (from the date the Company entered into the forward equity sale agreement to the settlement date) are included in the computation of diluted net income per share. The dilutive effect of stock-based compensation and shares issuable under the forward equity sale agreement are calculated by using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation and settlement of the forward equity sale agreement. The treasury stock method assumes that the proceeds from stock-based compensation and settlement of the forward equity sale agreement are used to purchase the Company’s common stock at the average market price during the period. The following table summarizes the shares, in thousands, used in computing basic and diluted net income per share:

	Years ended December 31,
	2020	2019	2018
Average common shares outstanding during the period for basic computation	249,768	215,550	177,904
Effect of dilutive securities:
Forward equity sale agreement	-	-	-
Issuance of common stock from private placement	4,438	-	-
Tangible equity units	-	-	-
Employee stock-based compensation	423	381	495
Average common shares outstanding during the period for diluted computation	254,629	215,931	178,399

For the year ended December 31, 2020, the average common shares outstanding during the period for diluted computation reflects the impact of the issuance of common stock from the March 16, 2020 private placement as if the shares were issued on January 1, 2020.

For the years ended December 31, 2020 and 2019, all of the Company’s employee stock options were included in the calculation of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods. For the year ended December 31, 2018, the Company’s employee stock options to purchase 8,596 shares of common stock were excluded from the calculation of diluted net income per share as the calculated cost to exercise the stock options was greater than the average market price of the Company’s common stock during this period. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

For the years ended December 31, 2020 and 2019, the average common shares outstanding during the period for basic computation includes the weighted-average impact of 9,370,646 and 10,533,133 shares, respectively, based on the

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

minimum number of shares of 9,091,179 and 11,425,345, respectively to be issued in April 2022 upon settlement of the stock purchase contracts issued in April 2019 under the tangible equity units. Further, for the year ended December 31, 2020, average common shares outstanding during the period for diluted computation includes the impact of the additional shares to be issued in April 2022 upon settlement of the stock purchase contracts based on the threshold appreciation price of $42.41.

Equity per common share was $19.09 and $17.58 at December 31, 2020 and 2019, respectively. These amounts were computed by dividing Essential Utilities stockholders’ equity by the number of shares of common stock outstanding at the end of each year.

Note 15 – Employee Stock and Incentive Plan

Under the Company’s Amended and Restated Equity Compensation Plan, (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock award, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of common stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At December 31, 2020, 2,395,696 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

Performance Share Units – During 2020 and 2018, the Company granted performance share units. A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three year performance period specified in the grant, subject to exceptions through the respective vesting periods, which is generally three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals.

The Company did not grant PSUs for the year ended December 31, 2019. The performance goals of the 2020 and 2018 PSU grants consisted of the following metrics:

	Performance Grant of:
	2020	2018
Metric 1 – Company’s total shareholder return (“TSR”) compared to the TSR for a specific peer group of investor-owned utilities (a market-based condition)	38.46%	25.0%
Metric 2 – Company’s TSR compared to the TSR for the companies listed in the Standard and Poor’s Midcap Utilities Index (a market-based condition)	-	25.0%
Metric 3 – Achievement of a targeted cumulative level of rate base growth as a result of acquisitions (a performance-based condition)	30.77%	25.0%
Metric 4 – Achievement of targets for maintaining consolidated operations and maintenance expenses over the three year measurement period (a performance-based condition)	30.77%	25.0%

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table provides the compensation expense and income tax benefit for PSUs:

	Years ended December 31,
	2020	2019	2018
Stock-based compensation within operations and maintenance expense	$3,630	$2,741	$4,817
Income tax benefit	957	767	1,344

The following table summarizes nonvested PSU transactions for the year ended December 31, 2020:

	Number of Share Units	Weighted Average Fair Value
Nonvested share units at beginning of period	261,398	$16.35
Granted	108,212	55.25
Performance criteria adjustment	85,720	46.68
Forfeited	(2,971)	37.40
Share units issued	(169,352)	25.75
Nonvested share units at end of period	283,007	34.57

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

	Years ended December 31,
	2020	2019	2018
Expected term (years)	3.0	-	3.0
Risk-free interest rate	0.66%	-	2.43%
Expected volatility	24.2%	-	17.2%
Weighted average fair value of PSUs granted	$55.25	$-	$37.42
Intrinsic value of vested PSUs	$9,030	$3,181	$4,704
Fair value of vested PSUs	$5,215	$2,569	$3,613

As of December 31, 2020, $6,623 of unrecognized compensation costs related to PSUs is expected to be recognized over a weighted average period of approximately 2.1 years. The aggregate intrinsic value of PSUs as of December 31, 2020 was $13,383. The aggregate intrinsic value of PSUs is based on the number of nonvested share units and the market value of the Company’s common stock as of the period end date.

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

	Years ended December 31,
	2020	2019	2018
Stock-based compensation within operations and maintenance expense	$2,180	$1,650	$1,605
Income tax benefit	585	466	456

The following table summarizes nonvested RSU transactions for the year ended December 31, 2020:

	Number of Stock Units	Weighted Average Fair Value
Nonvested stock units at beginning of period	141,884	$34.39
Granted	64,829	49.19
Stock units vested and issued	(41,790)	31.83
Forfeited	(1,017)	42.42
Nonvested stock units at end of period	163,906	40.80

The following table summarizes the value of RSUs:

	Years ended December 31,
	2020	2019	2018
Weighted average fair value of RSUs granted	$49.19	$36.25	$35.15
Intrinsic value of vested RSUs	2,130	1,456	1,605
Fair value of vested RSUs	1,203	1,341	1,268

As of December 31, 2020, $3,118 of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of approximately 1.5 years. The aggregate intrinsic value of RSUs as of December 31, 2020 was $7,751. The aggregate intrinsic value of RSUs is based on the number of nonvested stock units and the market value of the Company’s common stock as of the period end date.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Stock Options – A stock option represents the option to purchase a number of shares of common stock of the Company as specified in the stock option grant agreement at the exercise price per share as determined by the closing market price of our common stock on the grant date. Stock options are exercisable in installments of 33% annually, starting one year from the grant date and expire ten years from the grant date. The vesting of stock options granted in 2019 and 2018 are subject to the achievement of the following performance goal: the Company achieves at least an adjusted return on equity equal to 150 basis points below the return on equity granted by the Pennsylvania Public Utility Commission during the Company’s Pennsylvania subsidiary’s last rate proceeding. The adjusted return on equity equals net income, excluding net income or loss from acquisitions which have not yet been incorporated into a rate application as of the last year end, divided by equity which excludes equity applicable to acquisitions which are not yet incorporated in a rate application during the award period.

The Company did not grant stock options for the year ended December 31, 2020.

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

	Years ended December 31,
	2020	2019	2018
Stock-based compensation within operations and maintenance expenses	$1,322	$2,280	$546
Income tax benefit	374	643	184

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table summarizes stock option transactions for the year ended December 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding, beginning of year	1,041,756	$34.20
Granted	-	-
Forfeited	(18,953)	35.78
Expired / Cancelled	(291)	35.61
Exercised	(74,832)	21.24
Outstanding at end of year	947,680	$35.22	7.8	$11,441,448

Exercisable at end of year	419,324	$34.44	7.5	$5,388,815

The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the closing market price of stock on the date of grant. The following table summarizes the intrinsic value of stock options exercised and the fair value of stock options which vested:

	Years ended December 31,
	2020	2019	2018
Intrinsic value of options exercised	$1,849	$2,552	$1,806
Fair value of options vested	1,673	422	156

The following table summarizes information about the options outstanding and options exercisable as of December 31, 2020:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of prices:
$15.00 - 33.99	92,842	6.1	$30.47	92,842	$30.47
$34.00 - 34.99	130,461	7.2	34.51	86,260	34.51
$35.00 - 35.99	716,999	8.2	35.93	237,762	35.93
$36.00 - 37.99	7,378	8.2	37.80	2,460	37.80
	947,680	7.8	$35.22	419,324	$34.44

As of December 31, 2020, there was $597 of total unrecognized compensation costs related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of approximately 0.7 years.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Restricted Stock – Restricted stock awards provide the grantee with the rights of a shareholder, including the right to receive dividends and to vote such shares, but not the right to sell or otherwise transfer the shares during the restriction period. Restricted stock awards result in compensation expense that is equal to the fair market value of the stock on the date of the grant and is amortized ratably over the restriction period. The Company expects forfeitures of restricted stock to be de minimis. The Company did not grant restricted stock for the years ended December 31, 2019 and 2018.

The following table provides the compensation cost and income tax benefit for stock-based compensation related to restricted stock:

Year ended December 31,
2020
Stock-based compensation within operations and maintenance expense	$333
Income tax benefit	96

The following table summarizes restricted stock transactions for the year ended December 31, 2020:

	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of period	-	$-
Granted	13,228	34.02
Vested	-	-
Nonvested shares at end of period	13,228	$34.02

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

	Years ended December 31,
	2020	2019	2018
Stock-based compensation within operations and maintenance expense	$695	$698	$600
Income tax benefit	201	202	173

The following table summarizes the value of stock awards:

	Years ended December 31,
	2020	2019	2018
Intrinsic and fair value of stock awards vested	$695	$698	$600
Weighted average fair value of stock awards granted	41.97	41.75	34.95

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table summarizes stock award transactions for year ended December 31, 2020:

	Number of Stock Awards	Weighted Average Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	16,555	41.97
Vested	(16,555)	41.97
Nonvested stock awards at end of period	-	-

Note 16 – Pension Plans and Other Post-retirement Benefits

The Company maintains a qualified, defined benefit pension plan that covers its full-time employees who were hired prior to the date their respective pension plan was closed to new participants. Retirement benefits under the plan are generally based on the employee’s total years of service and compensation during the last five years of employment. The Company’s policy is to fund the plan annually at a level which is deductible for income tax purposes and which provides assets sufficient to meet its pension obligations over time. To offset some limitations imposed by the Internal Revenue Code with respect to payments under qualified plans, the Company has a non-qualified Supplemental Pension Benefit Plan for Salaried Employees in order to prevent some employees from being penalized by these limitations, and to provide certain retirement benefits based on employee’s years of service and compensation. The net pension costs and obligations of the qualified and non-qualified plans are included in the tables which follow. Employees hired after their respective pension plan was closed, may participate in a defined contribution plan that provides a Company matching contribution on amounts contributed by participants and an annual profit-sharing contribution based upon a percentage of the eligible participants’ compensation.

On March 16, 2020, we completed the Peoples Gas Acquisition and assumed the pension and other postretirement benefit plans for its employees. The operating results of Peoples has been included in our consolidated financial statements since the date of acquisition. On April 1, 2020, the Company merged the pension plans acquired in the Peoples Gas Acquisition into the Company’s Pension Plan.

Effective July 1, 2015, the Company added a permanent lump sum option to the form of benefit payments offered to participants of the qualified defined benefit pension plan upon retirement or termination. The plan paid $10,889 and $10,197 to participants who elected this option during 2020 and 2019.

In addition to providing pension benefits, the Company offers post-retirement benefits other than pensions to employees retiring with a minimum level of service and hired before their respective plan closed to new participants. These benefits include continuation of medical and prescription drug benefits, or a cash contribution toward such benefits, for eligible retirees and life insurance benefits for eligible retirees. The Company funds these benefits through various trust accounts. The benefits of retired officers and other eligible retirees are paid by the Company and not from plan assets due to limitations imposed by the Internal Revenue Code.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

	Pension Benefits	Other Post-retirement Benefits
Years:
2021	$28,291	$5,764
2022	29,950	5,955
2023	30,221	6,185
2024	29,141	6,167
2025	29,220	6,423
2026-2030	152,391	34,734

The changes in the benefit obligation and fair value of plan assets, the funded status of the plans and the assumptions used in the measurement of the company’s benefit obligation are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at January 1,	$310,381	$281,964	$79,542	$69,443
Service cost	3,775	2,718	2,276	819
Interest cost	13,710	11,817	3,687	2,999
Actuarial loss	37,632	36,885	5,181	7,238
Plan participants' contributions	-	-	795	145
Benefits paid	(28,150)	(23,003)	(6,287)	(1,102)
Acquisitions	148,871	-	40,181	-
Benefit obligation at December 31,	486,219	310,381	125,375	79,542

Change in plan assets:
Fair value of plan assets at January 1,	266,461	239,007	54,011	45,422
Actual return on plan assets	54,732	41,955	11,910	9,436
Employer contributions	16,274	8,502	5,034	-
Participants' contributions	-	-	795	-
Benefits paid	(28,150)	(23,003)	(6,199)	(847)
Acquisitions	117,484	-	33,444
Fair value of plan assets at December 31,	426,801	266,461	98,995	54,011

Funded status of plan:
Net liability recognized at December 31,	$59,418	$43,920	$26,380	$25,531

The following table provides the net liability recognized on the consolidated balance sheets at December 31,:

	Pension Benefits		Other Post-retirement Benefits
	2020	2019	2020	2019
Non-Current Asset	$-	$-	$(11,446)	$-
Current liability	551	403	895	-
Noncurrent liability	58,867	43,517	36,931	25,531
Net liability recognized	$59,418	$43,920	$26,380	$25,531

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

At December 31, 2020 and 2019, the Company’s pension plans had benefit obligations in excess of its plan assets. The following tables provide the projected benefit obligation, the accumulated benefit obligation and fair market value of the plan assets as of December 31,:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
	2020	2019
Projected benefit obligation	$486,219	$310,381
Fair value of plan assets	426,801	266,461

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
	2020	2019
Accumulated benefit obligation	$458,658	$290,522
Fair value of plan assets	426,801	266,461

The following table provides the components of net periodic benefit costs for the years ended December 31,:

	Pension Benefits			Other Post-retirement Benefits
	2020	2019	2018	2020	2019	2018
Service cost	$3,775	$2,718	$3,249	$2,276	$819	$1,049
Interest cost	13,710	11,817	11,495	3,687	2,999	2,831
Expected return on plan assets	(21,249)	(15,272)	(18,211)	(4,079)	(2,482)	(2,706)
Amortization of prior service cost (credit)	591	620	527	(464)	(464)	(509)
Amortization of actuarial loss	7,967	7,927	7,291	622	664	1,182
Settlement loss	-	-	5,931	-	-	-
Net periodic benefit cost	$4,794	$7,810	$10,282	$2,042	$1,536	$1,847

The Company records the underfunded status of its pension and other post-retirement benefit plans on its consolidated balance sheets and records a regulatory asset for these costs that would otherwise be charged to stockholders’ equity, as the Company anticipates recoverability of the costs through customer rates to be probable. The Company’s pension and other post-retirement benefit plans were underfunded at December 31, 2020 and 2019. Changes in the plans’ funded status will affect the assets and liabilities recorded on the balance sheet. Due to the Company’s regulatory treatment, the recognition of the funded status is recorded as a regulatory asset pursuant to the FASB’s accounting guidance for regulated operations.

The following table provides the amounts recognized in regulatory assets that have not been recognized as components of net periodic benefit cost as of December 31,:

	Pension Benefits		Other Post-retirement Benefits
	2020	2019	2020	2019
Net actuarial loss	$83,967	$87,786	$7,224	$10,496
Prior service cost (credit)	1,524	2,115	(432)	(896)
Total recognized in regulatory assets	$85,491	$89,901	$6,792	$9,600

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The significant assumptions related to the Company’s benefit obligations are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2020	2019	2020	2019
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31,
Discount rate	2.57%	3.35%	2.68%	3.42%
Rate of compensation increase	3.0-4.0%	3.0-4.0%	n/a	n/a

Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations as of December 31,
Health care cost trend rate	n/a	n/a	6.25%	6.25%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	n/a	n/a	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2025	2024

n/a – Assumption is not applicable.

The significant assumptions related to the Company’s net periodic benefit costs are as follows:

	Pension Benefits			Other Post-retirement Benefits
	2020	2019	2018	2020	2019	2018
Weighted Average Assumptions Used to Determine Net Periodic Benefit Costs for Years Ended December 31,
Discount rate	3.35%	4.30%	3.66%	3.42%	4.34%	3.73%
Expected return on plan assets	6.00%	6.50%	6.75%	6.00%	4.1-6.5%	4.25-6.75%
Rate of compensation increase	3.0-4.0%	3.0-4.0%	3.0-4.0%	n/a	n/a	n/a

Assumed Health Care Cost Trend Rates Used to Determine Net Periodic Benefit Costs for Years Ended December 31,
Health care cost trend rate	n/a	n/a	n/a	6.3%	6.6%	7.0%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2025	2023	2023

n/a – Assumption is not applicable.

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

The Company’s expected return on plan assets is determined by evaluating the asset class return expectations with its advisors as well as actual, long-term, historical results of our asset returns. The Company’s market related value of plan assets is equal to the fair value of the plan’s assets as of the last day of its fiscal year, and is a determinant for the expected return on plan assets which is a component of post-retirement benefits expense. The Company’s pension expense increases as the expected return on plan assets decreases. For 2020, the Company used a 6.0% expected return on plan assets assumption which will remain at 6.0% for 2021. The Company believes its actual long-term asset allocation on average will approximate the targeted allocation. The Company’s investment strategy is to earn a reasonable rate of

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

return while maintaining risk at acceptable levels. Risk is managed through fixed income investments to manage interest rate exposures that impact the valuation of liabilities and through the diversification of investments across and within various asset categories. Investment returns are compared to a total plan benchmark constructed by applying the plan’s asset allocation target weightings to passive index returns representative of the respective asset classes in which the plan invests. The Retirement and Employee Benefits Committee meets quarterly to review plan investments and management monitors investment performance quarterly through a performance report prepared by an external consulting firm.

The Company’s pension plan asset allocation and the target allocation by asset class are as follows:

		Percentage of Plan Assets at December 31,
	Target Allocation	2020	2019
Return seeking assets	50 to 70%	54%	56%
Liability hedging assets	30 to 50%	46%	44%
Total	100%	100%	100%

The fair value of the Company’s pension plans’ assets at December 31, 2020 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Common stock	$17,620	$-	$-	$-	$17,620
Return seeking assets:
Global equities	-	-	-	120,220	120,220
Hedge / diversifying strategies	-	-	-	38,417	38,417
Credit	-	-	-	53,378	53,378
Liability hedging assets	-	-	-	140,891	140,891
Cash and cash equivalents	56,275	-	-	-	56,275
Total pension assets	$73,895	$-	$-	$352,906	$426,801

(a)Assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

The fair value of the Company’s pension plans’ assets at December 31, 2019 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Common stock	$17,166	$-	$-	$-	$17,166
Return seeking assets:
Global equities	-	-	-	51,408	51,408
Real estate securities	-	-	-	13,970	13,970
Hedge / diversifying strategies	-	-	-	38,099	38,099
Credit	-	-	-	27,847	27,847
Liability hedging assets	-	-	-	113,777	113,777
Cash and cash equivalents	4,194		-	-	4,194
Total pension assets	$21,360	$-	$-	$245,101	$266,461

Equity securities include our common stock in the amounts of $17,620 or 4.1% and $17,166 or 6.4% of total pension plans’ assets as of December 31, 2020 and 2019, respectively.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The asset allocation for the Company’s other post-retirement benefit plans and the target allocation by asset class are as follows:

		Percentage of Plan Assets at December 31,
	Target Allocation	2020	2019
Return seeking assets	50 to 70%	64%	64%
Liability hedging assets	30 to 50%	36%	36%
Total	100%	100%	100%

The fair value of the Company’s other post-retirement benefit plans’ assets at December 31, 2020 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Return seeking assets:
Global equities	$31,984	$-	$-	$20,673	$52,657
Real estate securities	6,761	-	-	3,453	10,214
Liability hedging assets	17,021	-	-	11,605	28,626
Cash and cash equivalents	7,498	-	-	-	7,498
Total other post-retirement assets	$63,264	$-	$-	$35,731	$98,995

(a)Assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

The fair value of the Company’s other post-retirement benefit plans’ assets at December 31, 2019 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Return seeking assets:
Global equities	$10,795	$-	$-	$17,781	$28,576
Real estate securities	2,449	-	-	3,751	6,200
Liability hedging assets	5,685	-	-	9,984	15,669
Cash and cash equivalents	3,566	-	-	-	3,566
Total other post-retirement assets	$22,495	$-	$-	$31,516	$54,011

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

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements. In accordance with funding rules and the Company’s funding policy, during 2021 our pension contribution is expected to be $14,775.

The Company has a 401(k) savings plan, which is a defined contribution plan and covers substantially all employees. The Company makes matching contributions that are based on a percentage of an employee’s contribution, subject to specific limitations, as well as, non-discretionary contributions based on eligible hourly wages for certain union employees, discretionary year-end contributions based on an employee’s eligible compensation, and employer profit sharing contributions. Participants may diversify their Company matching account balances into other investments offered under the 401(k) savings plan. The Company’s contributions, which are recorded as compensation expense, were $15,445, $6,259, and $6,096, for the years ended December 31, 2020, 2019, and 2018, respectively.

Note 17 –Rate Activity

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

In addition to the North Carolina, Pennsylvania, and New Jersey rate awards noted above, the Company’s operating subsidiaries were allowed annualized rate increases of $4,480 in 2020, $974 in 2019, and $11,558 in 2018, represented by five, two, and five rate decisions, respectively. Revenues from these rate increases realized in the year of grant were approximately $1,594, $974, and $7,270 in 2020, 2019, and 2018, respectively.

Seven states in which the Company operates permit water utilities, and in seven states wastewater utilities, to add a surcharge to their water or wastewater bills to offset the additional depreciation and capital costs related to infrastructure system replacement and rehabilitation projects completed and placed into service between base rate filings. Currently, Pennsylvania, Illinois, Ohio, Indiana, Virginia, New Jersey, and North Carolina allow for the use of an infrastructure rehabilitation surcharge for both water and wastewater utility systems. Additionally, Pennsylvania and Kentucky allow for the use of an infrastructure rehabilitation surcharge for natural gas utility systems. The surcharge for infrastructure system replacements and rehabilitations is typically adjusted periodically based on additional qualified capital expenditures completed or anticipated in a future period, is capped as a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. The surcharge for infrastructure system replacements and rehabilitations provided revenues in 2020, 2019, and 2018 of $13,039, $16,007, and $31,836, respectively.

Note 18 – Segment Information

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

In addition to the Company’s two reportable segments, we include three of our operating segments within the Other category below. These segments are not quantitatively significant and are comprised of our non-regulated natural gas operations, Aqua Infrastructure, and Aqua Resources. Our non-regulated natural gas operations consist of utility service line protection solutions and repair services to households and the operation of gas marketing and production entities. Prior to our October 30, 2020 sale of our investment in joint venture, Aqua Infrastructure provided non-utility raw water supply services for firms in the natural gas drilling industry. Aqua Resources offers, through a third party, water and sewer service line protection solutions and repair services to households. In addition to these segments, Other is comprised of business activities not included in the reportable segments, corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments, and intersegment eliminations. Corporate costs include

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

general and administrative expenses, and interest expense. The Company reports these corporate costs within Other as they relate to corporate-focused responsibilities and decisions and are not included in internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

The following table presents information about the Company’s reportable segments, including the operating results and capital expenditures of the Regulated Natural Gas segment for the period since the completion of the Peoples Gas Acquisition on March 16, 2020:

2020	Regulated Water	Regulated Natural Gas	Other and Eliminations	Consolidated
Operating revenues	$938,540	$506,564	$17,594	$1,462,698
Operations and maintenance expense	309,608	198,383	20,620	528,611
Purchased gas	-	154,103	11,642	165,745
Depreciation and amortization	171,152	84,201	1,706	257,059
Operating income (loss)	397,275	56,570	(19,159)	434,686
Interest expense, net	101,810	29,016	52,246	183,072
Allowance for funds used during construction	11,231	1,456	-	12,687
Change in fair value of interest rate swap agreements	-	-	-	-
Equity loss in joint venture	-	-	(3,374)	(3,374)
Provision for income taxes (benefit)	22,481	(25,133)	(17,226)	(19,878)
Net income (loss)	283,793	56,451	(55,395)	284,849
Capital expenditures	542,199	292,121	1,322	835,642
Total assets	7,838,034	5,303,507	563,736	13,705,277

2019	Regulated Water	Other and Eliminations	Consolidated
Operating revenues	$886,430	$3,262	$889,692
Operations and maintenance expense	315,052	18,050	333,102
Depreciation and amortization	155,898	578	156,476
Operating income (loss)	357,979	(17,820)	340,159
Interest expense, net	97,941	2,036	99,977
Allowance for funds used during construction	16,172	-	16,172
Change in fair value of interest rate swap agreements	-	23,742	23,742
Equity earnings in joint venture	-	2,210	2,210
Provision for income taxes (benefit)	(1,267)	(11,750)	(13,017)
Net income (loss)	274,920	(50,377)	224,543
Capital expenditures	550,273	-	550,273
Total assets	7,269,404	2,092,581	9,361,985

2018	Regulated Water	Other and Eliminations	Consolidated
Operating revenues	$834,638	$3,453	$838,091
Operations and maintenance expense	292,232	16,246	308,478
Depreciation and amortization	146,378	295	146,673
Operating income (loss)	338,388	(15,210)	323,178
Interest expense, net	89,112	9,790	98,902
Allowance for funds used during construction	13,023	-	13,023
Change in fair value of interest rate swap agreements	-	59,779	59,779
Equity earnings in joint venture	-	2,081	2,081
Provision for income taxes (benefit)	4,158	(17,827)	(13,669)
Net income (loss)	259,160	(67,172)	191,988
Capital expenditures	495,730	7	495,737
Total assets	6,807,960	156,536	6,964,496

Selected Quarterly Financial Data (Unaudited)

Essential Utilities, Inc. and Subsidiaries

(In thousands of dollars, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2020
Operating revenues	$255,585	$384,468	$348,647	$473,998	$1,462,698
Operations and maintenance expense	106,637	128,604	136,174	157,196	528,611
Purchased gas	12,770	43,420	16,744	92,811	165,745
Operating income	73,497	123,119	105,233	132,837	434,686
Net income	51,781	74,629	55,732	102,707	284,849
Basic net income per common share	0.22	0.29	0.22	0.40	1.14
Diluted net income per common share	0.20	0.29	0.22	0.40	1.12
Dividend paid per common share	0.2343	0.2343	0.2507	0.2507	0.9700
Dividend declared per common share	0.2343	0.2343	0.2507	0.2507	0.9700

2019
Operating revenues	$201,132	$218,892	$243,626	$226,042	$889,692
Operations and maintenance expense	79,314	86,445	82,022	85,321	333,102
Operating income	67,439	80,949	106,470	85,301	340,159
Net income (loss)	16,924	54,903	88,489	64,227	224,543
Basic net income (loss) per common share	0.09	0.25	0.38	0.28	1.04
Diluted net income (loss) per common share	0.09	0.25	0.38	0.28	1.04
Dividend paid per common share	0.2190	0.2190	0.2343	0.2343	0.9066
Dividend declared per common share	0.2190	0.2190	0.2343	0.2343	0.9066

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In assessing the effectiveness of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). As a result of management’s assessment and based on the criteria in the framework, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

As permitted by SEC guidance for newly acquired businesses, management’s assessment of internal control over financial reporting did not include an assessment of the internal control over financial reporting of the Peoples Gas Acquisition, which was completed on March 16, 2020. Peoples Gas is a wholly-owned subsidiary and accounted for approximately 23% of our total assets and 36% of our total operating revenues as of and for the year ended December 31, 2020.

Attestation Report of the Registered Public Accounting Firm – The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting – On March 16, 2020, we completed the Peoples Gas Acquisition. For additional information refer to Note 2 – Acquisitions to the consolidated financial statements included in this report. We consider this acquisition material to our business, financial condition, and results of operations, and believe the changes in our internal controls and procedures as a result of the Peoples Gas Acquisition have a material effect on our internal control over financial reporting. We are in the process of integrating Peoples’ internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing in the sections captioned Information Regarding Nominees, Corporate Governance – Code of Ethics, – Board and Board Committees, and Section 16(a) Beneficial Ownership Reporting Compliance of the definitive Proxy Statement relating to our 2021, annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Annual Report”), is incorporated by reference herein.

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

Name	Age	Position with Essential Utilities (1)
Christopher H. Franklin	55

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

Daniel J. Schuller	51

Executive Vice President and Chief Financial Officer (October 2018 to present); Executive Vice President, Strategy and Corporate Development (July 2015 to October 2018); Investment Principal – J.P. Morgan Asset Management – Infrastructure Investments Group (2007 to 2015)

Richard S. Fox	59

Executive Vice President and Chief Operating Officer (July 2015 to present); Regional President, Regulated Utilities (January 2012 to July 2015); President Aqua Utilities, Florida, Inc. (August 2011 to January 2012); Vice President, Customer Service (June 2002 to August 2011)

Christopher P. Luning	53

Executive Vice President, General Counsel, and Secretary (February 2019 to present; Senior Vice President, General Counsel, and Secretary (April 2012 to February 2019); Vice President Corporate Development and Corporate Counsel (June 2008 to April 2012); Vice President and Deputy General Counsel (May 2005 to June 2008); Assistant General Counsel (March 2003 to May 2005)

Matthew R. Rhodes	43	Executive Vice President, Strategy and Corporate Development (June 2018 to present); Managing Director - Goldman Sachs, Global Natural Resources (July 2007 to April 2018)
Robert A. Rubin	58

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

The information appearing in the sections captioned Executive Compensation and Director Compensation of the definitive Proxy Statement relating to our 2021 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Stock - The information appearing in the section captioned Ownership of Common Stock of the Proxy Statement relating to our 2021 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, is incorporated by reference herein.

Securities Authorized for Issuance under Equity Compensation Plans - The following table provides information for our equity compensation plans as of December 31, 2020:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,394,592 (1)	$35.22 (2)	2,395,696
Equity compensation plans not approved by security holders	-	-	-
Total	1,394,592	$35.22	2,395,696

(1)Consists of 947,680 shares issuable upon exercise of outstanding options, 283,006 shares issuable upon conversion of outstanding performance share units, and 163,906 shares issuable upon conversion of outstanding restricted share units.

(2)Calculated based upon outstanding options of 947,680 shares of our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in the sections captioned Corporate Governance – Director Independence and – Policies and Procedures For Approval of Related Person Transactions of the definitive Proxy Statement relating to our 2021 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information appearing in the section captioned Proposal No. 2 – Services and Fees of the definitive Proxy Statement relating to our 2021 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, is incorporated by reference herein.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
2.1	Purchase Agreement, dated October 22, 2018 by and between LDC Parent LLC, a Delaware limited liability company (“Seller”) and the Registrant, a Pennsylvania corporation	8-K	001-06659	2.1	October 23, 2018
3.1	Utilities, Inc. Amended and Restated Articles of Incorporation Essential as of May 12, 2020	8-K	001-06659	3.1	May 18, 2020
3.2	Amended and Restated Bylaws of Essential Utilities, Inc. dated December 23, 2020	8-K	001-06659	3.1	December 28, 2020
4.1	Description of Securities of Essential Utilities, Inc.	^	^	^	^
4.2	Indenture of Mortgage dated as of January 1, 1941 between Aqua Pennsylvania, Inc. (f/k/a Philadelphia Suburban Water Company) and The Bank of New York Mellon Trust Company, as successor trustee to First Pennsylvania Bank, N.A. (f/k/a The Pennsylvania Company for Insurance on Lives and Granting Annuities)	10-K	001-06659	4.1.1	February 26, 2016
4.2.1	Twenty-sixth Supplemental Indenture dated as of November 1, 1991	10-K	001-06659	4.1.3	February 26, 2016
4.2.2	Twenty-ninth Supplemental Indenture dated as of March 30, 1995	10-Q	001-06659	4.17	May 10, 1995
4.2.3	Thirty-third Supplemental Indenture, dated as of November 15, 1999	10-K	001-06659	4.27	March 29, 2000
4.2.4	Thirty-fifth Supplemental Indenture, dated as of January 1, 2002	10-K	001-06659	4.22	March 20, 2002
4.2.5	Forty-seventh Supplemental Indenture, dated as of October 15, 2012	10-K	001-06659	4.24	February 28, 2013
4.2.6	Forty-eighth Supplemental Indenture, dated as of October 1, 2013	10-K	001-06659	4.1.17	March 3, 2014
4.2.7	Form of Supplemental Indenture during and after 2014	10-K	001-06659	4.1.15	February 26, 2016
4.2.7.1	Schedule of Outstanding Supplemental Indentures during and after 2014	^	^	^	^
4.3	Bond Purchase Agreement, dated November 8, 2012, by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association, John Hancock Life Insurance Company, John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, Minnesota Life Insurance Company, United Health Care Insurance Company, American Republic Insurance Company, Western Fraternal Life Association	10-K	001-06659	10.54	February 28, 2013
4.4	Bond Purchase Agreement, dated October 24, 2013, by and among Aqua Pennsylvania, Inc., John Hancock Life Insurance Company (U.S.A), John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Thrivent Financial for Lutherans, United Insurance Company of America, Equitable Life & Casualty Insurance Company, Catholic United Financial, and Great Western Insurance Company	10-K	001-06659	10.45	March 3, 2014

4.5	Bond Purchase Agreement, dated December 29, 2014, by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), Phoenix Life Insurance Company, PHL Variable Insurance Company, United of Omaha Life Insurance Company, Mutual of Omaha Insurance Company, and Companion Life Insurance Company	10-K	001-06659	10.58	February 27, 2015
4.6	Bond Purchase Agreement, dated December 3, 2015 by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), The Lincoln National Life Insurance Company, Teachers Insurance And Annuity Association Of America, CMFG Life Insurance Company, Genworth Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, United Of Omaha Life Insurance Company, The State Life Insurance Company, Pioneer Mutual Life Insurance Company, MONY Life Insurance Company	10-K	001-06659	4.12	February 26, 2016
4.7	Note Purchase Agreement, dated November 3, 2016, by and among the Registrant and the note purchasers thereto	10-K	001-06659	4.13	February 24, 2017
4.8	Bond Purchase Agreement, dated December 15, 2016 by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association of America, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, John Hancock Life Insurance Company, American Equity Investment Life Insurance Company, Genworth Life and Annuity Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, American United Life Insurance Company, The State Life Insurance Company, and Pioneer Mutual Life Insurance Company	10-K	001-06659	4.14	February 24, 2017
4.9	Bond Purchase Agreement, dated July 10, 2017 by and among Aqua Illinois, Inc., Teachers Insurance and Annuity Association of America	10-Q	001-06659	4.1	November 2, 2017
4.10	Bond Purchase Agreement, dated July 20, 2017 by and among Aqua Pennsylvania, Inc., New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3), New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3-2)	10-Q	001-06659	4.2	November 2, 2017
4.11	Bond Purchase Agreement, dated June 29, 2018, by and among Aqua Pennsylvania, Inc., CMFG Life Insurance Company, Manufactures Life Reinsurance Limited, The Lincoln National Life Insurance Company, New York Life Insurance Company, The State Life Insurance Company, and Phoenix Life Insurance Company	10-Q	001-06659	4.1	August 3, 2018
4.12	Bond Purchase Agreement, dated November 15, 2018, by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Associated of America, American United Life Insurance Company, Pioneer Mutual Life Insurance Company, The State Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, and United of Omaha Life Insurance Company	10-K	001-06659	4.15	February 26, 2019

4.13	Purchase Contract Agreement, dated April 23, 2019, between the Registrant. and U.S. Bank N.A, as purchase contract agent, as attorney-in-fact for the Holders from time to time as provided therein and as trustee under the indenture referred to therein	8-K	001-06659	4.1	April 23, 2019
4.13.1	Form of Unit (included in Exhibit 4.13 above)	8-K	001-06659	4.1	April 23, 2019
4.13.2	Form of Purchase Contract (included with Exhibit 4.13 above)	8-K	001-06659	4.1	April 23, 2019
4.14	Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.4	April 23, 2019
4.14.1	First Supplemental Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.5	April 23, 2019
4.14.2	Second Supplemental Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.6	April 23, 2019
4.14.3	Form of Amortizing Note (included with Exhibit 4.14.2 above)	8-K	001-06659	4.7	April 23, 2019
4.14.4	Third Supplemental Indenture, dated as of April 26, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.3	April 26, 2019
4.14.5	Form of Global Note for the 2029 Notes (included in Exhibit 4.14.4 above)	8-K	001-06659	4.4	April 26, 2019
4.14.6	Form of Global Note for the 2049 Notes (included in Exhibit 4.14.4 above)	8-K	001-06659	4.5	April 26, 2019
4.14.7	Fourth Supplemental Indenture, dated April 13, 2020, by and between Essential Utilities, Inc. and U.S. Bank N.A.	8-K	011-06659	4.3	April 15, 2020
4.15

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

		10-Q	001-06659	4.11	August 8, 2019
4.16	Bond Purchase Agreement, dated December 20, 2019, by and among Aqua Pennsylvania, Inc., MetLife Insurance K.K, Metropolitan Life Insurance Company, The Ohio National Life Insurance Company, Ohio National Life Assurance Corporation, National Guardian Life Insurance Company, Country Life Insurance Company, Horizon Blue Cross Blue Shield of New Jersey, and Farm Bureau Life Insurance Company	10-K	001-06659	4.18	February 28, 2020
4.17	Bond Purchase Agreement, dated May 1, 2020, by and among Aqua Pennsylvania, Inc. and bond purchasers thereto	10-Q	001-06659	4.4	May 8, 2020

4.18

Bond Purchase Agreement, dated October 13, 2020, by and among Aqua Pennsylvania, Inc., American General Life Insurance Company, The Variable Life Insurance Company, The United States Life Insurance Company in the City of New York, MetLife Insurance K.K., Pacific Life Insurance Company, Equitable Financial Life Insurance Company, Transamerica Life Insurance Company, Transamerica Life (Bermuda) LTD, Principal Life Insurance Company, Ameritas Life Insurance Company, Ameritas Life Insurance Corp. of New York, The State Life Insurance Company, Nassau Life Insurance Company, Life Insurance Company of the Southwest, United Farm Family Life Insurance Company, and Farm Bureau Life Insurance Company

		^	^	^	^
10.1	Revolving Credit Agreement, dated December 5, 2018, between the Registrant and PNC Bank, National Association, CoBank, ACB, Bank of America, N.A., Barclays Bank PLC, Citizens Bank, N.A., Morgan Stanley Bank, N.A., MUFG Bank, Ltd., Royal Bank of Canada, The Huntington National Bank, and Wells Fargo Bank, N.A.	10-K	001-06659	10.1	February 26, 2019
10.2.1	First Amendment to Revolving Credit Agreement, dated as of November 16, 2017, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank of Pennsylvania, TD Bank, N.A., and Huntington National Bank	10-K	001-06659	10.1.5	February 28, 2018
10.2.2	Second Amendment to Revolving Credit Agreement, dated as of November 9, 2018, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank of Pennsylvania, TD Bank, N.A., and Huntington National Bank	10-K	001-06659	10.2.2	February 26, 2019
10.2.3	Third Amendment to Credit Agreement, dated as of November 8, 2019, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank of Pennsylvania, TD Bank, N.A., and Huntington National Bank	10-Q	001-06659	10.1	May 8, 2020
10.3	The Registrant’s Deferred Compensation Plan Master Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996*	10-K	001-06659	10.24	March 25, 1997
10.3.1	Amendment 2008-1 to the Registrant’s Deferred Compensation Plan Master Trust Agreement, dated as of December 15, 2008*	10-K	001-06659	10.50	February 27, 2009
10.4	The Registrant’s 2009 Executive Deferral Plan (as amended and restated effective January 1, 2009)*	S-8	333-156047	4.1	December 10, 2008
10.5	The Registrant’s Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2011)*	10-K	001-06659	10.58	February 27, 2012
10.6	The Registrant’s Dividend Reinvestment and Direct Stock Purchase Plan	S-3ASR	333-240088	N/A	July 24, 2020
10.7	Form of Incentive Stock Option and Dividend Equivalent Grant Agreement*	10-K	001-06659	10.49	February 27, 2009
10.7.1	Form of Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements for executive officers *	10-K	001-06659	10.8.2	February 26, 2016
10.8.1	Performance-Based Share Unit Grant Terms and Conditions*	10-Q	001-06659	10.1	May 4, 2017
10.8.2	Restricted Stock Unit Grant Terms and Conditions for Chief Executive Officer*	10-Q	001-06659	10.2	May 4, 2017
10.8.3	Restricted Stock Unit Grant Terms and Conditions for all other executive officers*	10-Q	001-06659	10.3	May 4, 2017
10.8.4	Stock Option Grant Terms and Conditions*	10-Q	001-06659	10.4	May 4, 2017

10.9	The Registrant’s 2012 Employee Stock Purchase Plan*	10-K	001-06659	10.10	February 26, 2016
10.10	The Registrant’s Annual Cash Incentive Compensation Plan (adopted February 26, 2013)*	10-K	001-06659	10.56	February 28, 2013
10.11	Form of Change in Control Agreement between the Company and executive officers*	10-Q	001-06659	10.1	November 6, 2015
10.11.1	Schedule of Change in Control Agreement between the Company and executive officers*	10-K	001-06659	10.11.1	February 26, 2019
10.12	Change in Control Agreement, dated December 31, 2008, between the Registrant and Christopher H. Franklin*	10-K	001-06659	10.46	February 27, 2009
10.13	Non-Employee Directors’ Compensation effective January 1, 2019*	8-K	001-06659	10.1	December 14, 2018
10.14	Employment Agreement dated July 1, 2018, between the Registrant and Christopher Franklin*	8-K	001-06659	10.1	July 6, 2018
10.15	Stock Purchase Agreement, dated as of March 29, 2019, by and between the Registrant and Canada Pension Plan Investment Board	8-K	001-06659	10.1	March 29, 2019
10.16	The Registrant Amended and Restated Omnibus Equity Compensation Plan	8-K	001-06659	10.1	May 3, 2019
10.17	Essential Utilities, Inc. Stock Award Grant Instrument dated as of March 16, 2020*	10-Q	001-06659	10.4	May 8, 2020
10.18	Incremental Facility Amendment Agreement, dated March 13, 2020, by and among Essential Utilities, Inc., Incremental Lender, and the PNC Bank, National Association	8-K	001-06659	10.1	March 16, 2020
10.19	Credit Agreement, dated March 13, 2020, by and among Essential Utilities, Inc., Lenders, and the PNC Bank, National Association	8-K	001-06659	10.2	March 16, 2020
10.20	Credit Agreement, dated April 3, 2020, by and among Essential Utilities, Inc., Lenders, and the PNC Bank, National Association	8-K	001-06659	10.1	April 3, 2020
10.21	Note Purchase Agreement, dated February 26, 2010, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1	April 13, 2020
10.21.1	First Amendment to Note Purchase Agreement, dated August 10, 2011, by and between PNG Companies, LLC and the noteholders	8-K/A	001-06659	10.1.1	April 13, 2020
10.21.2	Second Amendment to Note Purchase Agreement, dated August 22, 2013, by and between PNG Companies, LLC and the noteholders	8-K/A	001-06659	10.1.2	April 13, 2020
10.21.3	Third Amendment to Note Purchase Agreement, dated November 9, 2017, by and between PNG Companies, LLC and the noteholders	8-K/A	001-06659	10.1.3	April 13, 2020
10.21.4	First Supplement to Note Purchase Agreement, dated December 12, 2013, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.4	April 13, 2020
10.21.5	Second Supplement to Note Purchase Agreement, dated July 14, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.5	April 13, 2020
10.21.6	Third Supplement to Note Purchase Agreement, dated September 20, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.6	April 13, 2020
10.21.7	Fourth Supplement to Note Purchase Agreement, dated November 9, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.7	April 13, 2020

10.21.8	Fifth Supplement to Note Purchase Agreement, dated December 20, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.8	April 13, 2020
21.1	Subsidiaries of Essential Utilities, Inc.	^	^	^	^
23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP	^	^	^	^
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
101.INS	Inline XBRL Instance Document	^	^	^	^
101.SCH	Inline XBRL Taxonomy Extension Schema Document	^	^	^	^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	^	^	^	^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	^	^	^	^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	^	^	^	^
101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document	^	^	^	^
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL (included in Exhibit 101)	^	^	^	^

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

ESSENTIAL UTILITIES, INC.

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and Chief Executive Officer

Date: March 1, 2021

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant on March 1, 2021 in the capacities indicated below.

Signature	Title

/s/ Christopher H. Franklin
Christopher H. Franklin	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Daniel J. Schuller
Daniel J. Schuller	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert A. Rubin
Robert A. Rubin	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Elizabeth B. Amato
Elizabeth B. Amato	Director

/s/ Nicholas DeBenedictis
Nicholas DeBenedictis	Chairman Emeritus

/s/ Wendy A. Franks
Wendy A. Franks	Director

/s/ Daniel J. Hilferty
Daniel J. Hilferty	Director

/s/ Francis O. Idehen
Francis O. Idehen	Director

/s/ Ellen T. Ruff
Ellen T. Ruff	Director

/s/ Lee C. Stewart
Lee C. Stewart	Director

/s/ Christopher C. Womack
Christopher C. Womack	Director

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Balance Sheets

(In thousands of dollars)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$-	$1,864,993
Accounts receivable, net	29	442
Accounts receivable - affiliates	388,584	134,779
Prepayments and other current assets	11,076	4,661
Total current assets	399,689	2,004,875

Deferred charges and other assets, net	31,611	33,627
Notes receivable - affiliates	1,526,485	411,985
Deferred income tax asset	14,501	32,925
Investment in subsidiaries	5,463,446	2,697,504
Total assets	$7,435,732	$5,180,916
Liabilities and Equity
Stockholders' equity	$4,683,877	$3,880,860

Long-term debt, excluding current portion, net of debt issuance costs	2,523,623	1,081,507

Current liabilities:
Current portion of long-term debt	40,032	38,854
Accrued interest	14,194	7,054
Accounts payable - affiliates	38,461	32,350
Other accrued liabilities	16,260	10,632
Total current liabilities	108,947	88,890

Other liabilities	119,285	129,659
Total liabilities and equity	$7,435,732	$5,180,916

The accompanying condensed notes are an integral part of these condensed financial statements.

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

	Years ended December 31,
	2020	2019	2018
Other income	$4,973	$1,596	$894
Operating expense and other expenses	29,483	23,760	19,728
Operating loss	(24,510)	(22,164)	(18,834)
Interest expense	53,702	45,759	9,426
Interest income	(5,256)	(25,327)	(5)
Change in fair value of interest rate swap agreements	-	23,741	59,779
Other (income) expense	(494)	(294)	93
Loss before equity in earnings of subsidiaries and income taxes	(72,462)	(66,043)	(88,127)
Equity in earnings of subsidiaries	341,653	276,556	261,700
Income before income taxes	269,191	210,513	173,573
Provision for income taxes (benefit)	(15,658)	(14,030)	(18,415)
Net income	$284,849	$224,543	$191,988

Comprehensive income	$284,849	$224,543	$191,988

Net income per common share:
Basic	$1.14	$1.04	$1.08
Diluted	$1.12	$1.04	$1.08

Average common shares outstanding during the period:
Basic	249,768	215,550	177,904
Diluted	254,629	215,931	178,399

The accompanying condensed notes are an integral part of these condensed financial statements.

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Cash Flows

(In thousands of dollars)

	Years ended December 31,
	2020	2019	2018
Net cash flows used in operating activities	$(315,329)	$(54,496)	$(12,930)
Cash flows from investing activities:
Acquisitions of utility systems and other, net	(34,665)	(6,385)	(103,364)
Acquisition of natural gas system and other, net	(3,465,344)	-	-
Decrease (increase) in investment of subsidiary	6,085	6,068	(13,258)
Other	341	235	241
Net cash flows used in investing activities	(3,493,583)	(82)	(116,381)
Cash flows from financing activities:
Net repayments of short-term debt	(881)	-	-
Proceeds from long-term debt	3,042,274	1,009,992	1,107,600
Repayments of long-term debt	(1,607,854)	(821,226)	(830,900)
Extinguishment of long-term debt	-	(25,237)	-
Proceeds from stock issued to finance acquisition	729,301	1,263,099	-
Proceeds from equity unit issuance	-	673,642	-
Proceeds from issuing common stock	16,522	8,959	5,163
Proceeds from exercised stock options	1,589	1,898	1,459
Repurchase of common stock	(4,365)	(1,867)	(2,555)
Dividends paid on common stock	(232,571)	(188,512)	(150,736)
Other	(96)	(1,177)	(720)
Net cash flows from financing activities	1,943,919	1,919,571	129,311
Net change in cash and cash equivalents	(1,864,993)	1,864,993	-
Cash and cash equivalents at beginning of year	1,864,993	-	-
Cash and cash equivalents at end of year	$-	$1,864,993	$-

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

As of December 31, 2020 and 2019, the Parent had a current accounts receivable – affiliates balance of $388,584 and $134,779. As of December 31, 2020 and 2019, the Parent had a notes receivable – affiliates balance of $1,526,485 and $411,985. The changes in these balances represent non-cash adjustments that are recorded through the Parent’s investment in subsidiaries.

In the ordinary course of business, the Parent indemnifies a third-party for surety bonds issued on behalf of subsidiary companies, guarantees the performance of one of its regulated utilities in a jurisdiction that requires such guarantees, and guarantees several projects associated with the treatment of water in a jurisdiction.

Note 2 – Dividends from subsidiaries – Dividends in the amount of $1,050,000, $101,625, and $81,250 were paid to the Parent by its wholly-owned subsidiaries during the years ended December 31, 2020, 2019, and 2018, respectively.

Note 3 – Long-term debt – the Parent has long-term debt under unsecured note purchase agreements with investors in addition to its $1,000,000 revolving credit agreement. Excluding amounts due under the revolving credit agreement, the debt maturities of the Parent’s long-term debt are as follows:

Year	Debt Maturity
2021	$40,033
2022	20,470
2023	-
2024	-
2025	-
Thereafter	2,125,000