Form 10-Q
period 2021-03-31
Essential Utilities, Inc.
filed 2021-05-10
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 22, 2021: 245,643,343

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Assets	2021	2020
Property, plant and equipment, at cost	$11,771,225	$11,620,019
Less: accumulated depreciation	2,201,890	2,107,142
Net property, plant and equipment	9,569,335	9,512,877

Current assets:
Cash and cash equivalents	18,046	4,827
Accounts receivable, net	168,464	154,775
Unbilled revenues	84,700	118,538
Inventory - materials and supplies	24,092	21,669
Inventory - gas stored	10,730	36,732
Prepayments and other current assets	33,547	38,594
Regulatory assets	8,530	5,085
Total current assets	348,109	380,220

Regulatory assets	1,409,022	1,362,788
Deferred charges and other assets, net	87,777	56,002
Funds restricted for construction activity	1,268	1,268
Goodwill	2,340,905	2,324,547
Operating lease right-of-use assets	58,513	60,334
Intangible assets	6,986	7,241
Total assets	$13,821,915	$13,705,277

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Liabilities and Equity	2021	2020
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 248,882,867 and 248,571,355 as of March 31, 2021 and December 31, 2020	$124,441	$124,285
Capital in excess of par value	3,386,376	3,379,057
Retained earnings	1,383,857	1,261,862
Treasury stock, at cost, 3,251,478 and 3,180,887 shares as of March 31, 2021 and December 31, 2020	(84,333)	(81,327)
Total stockholders' equity	4,810,341	4,683,877

Long-term debt, excluding current portion	5,585,245	5,545,890
Less: debt issuance costs	37,309	38,146
Long-term debt, excluding current portion, net of debt issuance costs	5,547,936	5,507,744
Commitments and contingencies (See Note 14)

Current liabilities:
Current portion of long-term debt	80,351	84,353
Loans payable	74,893	78,198
Accounts payable	121,593	177,489
Book overdraft	-	44,003
Accrued interest	65,286	39,408
Accrued taxes	38,365	37,172
Regulatory liabilities	14,662	19,866
Other accrued liabilities	108,244	123,384
Total current liabilities	503,394	603,873

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,310,000	1,258,098
Customers' advances for construction	102,830	99,014
Regulatory liabilities	784,151	773,310
Asset retirement obligations	1,348	1,336
Operating lease liabilities	53,542	55,642
Pension and other postretirement benefit liabilities	83,306	91,896
Other	46,310	56,713
Total deferred credits and other liabilities	2,381,487	2,336,009

Contributions in aid of construction	578,757	573,774
Total liabilities and equity	$13,821,915	$13,705,277

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
Operating revenues	$583,565	$255,585

Operating expenses:
Operations and maintenance	125,075	106,637
Purchased gas	132,153	12,770
Depreciation	71,637	45,566
Amortization	1,307	679
Taxes other than income taxes	21,041	16,436
Total operating expenses	351,213	182,088

Operating income	232,352	73,497

Other expense (income):
Interest expense	50,769	35,122
Interest income	(387)	(5,035)
Allowance for funds used during construction	(2,934)	(2,948)
Gain on sale of other assets	(80)	(105)
Equity loss in joint venture	-	127
Other	(3,471)	1,679
Income before income taxes	188,455	44,657
Provision for income taxes (benefit)	4,766	(7,124)
Net income	$183,689	$51,781

Comprehensive income	$183,689	$51,781

Net income per common share:
Basic	$0.72	$0.22
Diluted	$0.72	$0.20

Average common shares outstanding during the period:
Basic	254,565	236,122
Diluted	254,969	255,054

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		March 31,	December 31,
		2021	2020
Stockholders' equity:
Common stock, $0.50 par value		$124,441	$124,285
Capital in excess of par value		3,386,376	3,379,057
Retained earnings		1,383,857	1,261,862
Treasury stock, at cost		(84,333)	(81,327)
Total stockholders' equity		4,810,341	4,683,877

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	2,764	2,805
1.00% to 1.99%	2021 to 2039	10,061	10,260
2.00% to 2.99%	2022 to 2033	264,861	265,557
3.00% to 3.99%	2021 to 2056	1,314,846	1,316,872
4.00% to 4.99%	2021 to 2059	1,314,127	1,315,812
5.00% to 5.99%	2021 to 2043	17,610	17,804
6.00% to 6.99%	2022 to 2036	33,926	33,955
7.00% to 7.99%	2022 to 2027	29,668	29,890
8.00% to 8.99%	2021 to 2025	4,267	4,425
9.00% to 9.99%	2021 to 2026	12,400	16,900
		3,004,530	3,014,280

Notes payable to bank under revolving credit agreement, variable rate, due 2023		440,000	385,000
Unsecured notes payable:
Amortizing notes at 3.00% due 2022		50,605	60,502
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59% due 2029 through 2050		1,125,000	1,125,000
Notes at 4.28%, due 2049		500,000	500,000
Notes ranging from 5.64% to 5.95%, due 2021 through 2034		45,461	45,461
		5,665,596	5,630,243

Current portion of long-term debt		80,351	84,353
Long-term debt, excluding current portion		5,585,245	5,545,890
Less: debt issuance costs		37,309	38,146
Long-term debt, excluding current portion, net of debt issuance costs		5,547,936	5,507,744

Total capitalization		$10,358,277	$10,191,621

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2020	$124,285	$3,379,057	$1,261,862	$(81,327)	$4,683,877
Net income	-	-	183,689	-	183,689
Dividends declared ($0.2507 per share)	-	-	(61,520)	-	(61,520)
Issuance of common stock under dividend reinvestment plan (98,904 shares)	49	4,112	-	-	4,161
Repurchase of stock (76,105 shares)	-	-	-	(3,262)	(3,262)
Equity compensation plan (192,407 shares)	97	(97)	-	-	-
Exercise of stock options (20,201 shares)	10	704	-	-	714
Stock-based compensation	-	2,631	(174)	-	2,457
Other	-	(31)	-	256	225
Balance at March 31, 2021	$124,441	$3,386,376	$1,383,857	$(84,333)	$4,810,341

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2019	$111,935	$2,636,555	$1,210,072	$(77,702)	$3,880,860
Net income	-	-	51,781	-	51,781
Dividends declared ($0.2343 per share)	-	-	(52,205)	-	(52,205)
Issuance of common stock from private placement (21,661,095 shares)	10,831	719,304			730,135
Issuance of common stock from stock purchase contracts (2,335,654 shares)	1,168	(1,168)			-
Issuance of common stock under dividend reinvestment plan (86,969 shares)	43	4,019	-	-	4,062
Repurchase of stock (81,722 shares)	-	-	-	(4,339)	(4,339)
Equity compensation plan (223,495 shares)	112	(112)	-	-	-
Exercise of stock options (56,106 shares)	28	922	-	-	950
Stock-based compensation	-	2,072	(147)	-	1,925
Other	-	(6)	-	-	(6)
Balance at March 31, 2020	$124,117	$3,361,586	$1,209,501	$(82,041)	$4,613,163

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$183,689	$51,781
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	72,944	46,245
Deferred income taxes	19,335	(18,701)
Provision for doubtful accounts	8,921	2,204
Stock-based compensation	2,724	1,688
Gain on sale of utility systems and other assets	(91)	(105)
Net change in receivables, inventory and prepayments	30,261	22,921
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(53,756)	(7,531)
Pension and other postretirement benefits contributions	(6,363)	(36)
Other	(2,183)	(2,945)
Net cash flows from operating activities	255,481	95,521
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $170 and $873	(178,009)	(118,734)
Acquisitions of utility systems, net	-	(3,446,056)
Net proceeds from the sale of other assets	100	160
Other	197	28
Net cash flows used in investing activities	(177,712)	(3,564,602)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	4,716	1,462
Repayments of customers' advances	(971)	(1,065)
Net proceeds of short-term debt	(3,305)	174,281
Proceeds from long-term debt	85,000	801,184
Repayments of long-term debt	(46,305)	(11,509)
Change in cash overdraft position	(44,003)	(10,943)
Proceeds from issuance of common stock under dividend reinvestment plan	4,161	4,062
Proceeds from issuance of common stock from private placement	-	730,135
Proceeds from exercised stock options	714	950
Repurchase of common stock	(3,262)	(4,339)
Dividends paid on common stock	(61,520)	(52,205)
Other	225	(6)
Net cash flows (used in) from financing activities	(64,550)	1,632,007
Net change in cash and cash equivalents	13,219	(1,837,074)
Cash and cash equivalents at beginning of period	4,827	1,868,922
Cash and cash equivalents at end of period	$18,046	$31,848

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$73,014	$55,881
Non-cash customer advances and contributions in aid of construction	8,997	8,637

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at March 31, 2021, and the consolidated statements of operations and comprehensive income, of cash flows, and of equity for the three months ended March 31, 2021 and 2020 are unaudited, but reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present a fair statement of its consolidated financial position, consolidated changes in equity, consolidated results of operations, and consolidated cash flow for the periods presented. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for interim periods may not be indicative of the results that may be expected for the entire year. The December 31, 2020 consolidated balance sheet data presented herein was derived from the Company’s December 31, 2020 audited consolidated financial statements but does not include all disclosures and notes normally provided in annual financial statements.

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

In the preparation of these financial statements and related disclosures, we have assessed the impact that the COVID-19 pandemic has had on our estimates, assumptions, forecasts, and accounting policies. Because of the essential nature of our business, we do not believe the COVID-19 pandemic had a material impact on our estimates, assumptions and forecasts used in the preparation of our financial statements, although we continue to monitor this closely. As the COVID-19 pandemic is continuing to evolve, future events and effects related to the COVID-19 pandemic cannot be determined with precision, and actual results could significantly differ from our estimates or forecasts.

There have been no changes to the summary of significant accounting policies previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	March 31, 2021				March 31, 2020
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$132,856	24,361	214,194	-	$127,014	$22,614	$22,900	$-
Commercial	33,188	4,995	41,021	-	35,300	4,451	3,929	-
Fire protection	9,045	-	-	-	8,646	-	-	-
Industrial	6,989	445	957	-	6,942	446	433	-
Gas transportation & storage	-	-	77,803	-	-	-	9,469	-
Other water	10,443	-	-	-	7,159	-	-	-
Other wastewater	-	1,750	-	-	-	724	-	-
Other utility	-	-	9,179	3,826	-	-	1,731	3,204
Revenues from contracts with customers	192,521	31,551	343,154	3,826	185,061	28,235	38,462	3,204
Alternative revenue program	409	46	211	-	(281)	(22)	82	-
Other and eliminations	-	-	-	11,847	-	-	-	844
Consolidated	$192,930	$31,597	$343,365	$15,673	$184,780	$28,213	$38,544	$4,048

On March 16, 2020, the Company completed the Peoples Gas Acquisition, which expanded the Company’s regulated utility business, to include natural gas distribution. The natural gas revenues of Peoples are included for the period since the date of the acquisition.

Revenues from Contracts with Customers – These revenues are composed of four main categories: water, wastewater, natural gas, and other. Water revenues represent revenues earned for supplying customers with water service. Wastewater revenues represent revenues earned for treating wastewater and releasing it into the environment. Natural gas revenues represent revenues earned for the gas commodity and delivery of natural gas to customers. Other revenues are associated fees that relate to our utility businesses but are not water, wastewater, or natural gas revenues. Refer to the description below for a discussion of the performance obligation for each of these revenue streams.

Tariff Revenues – These revenues are categorized by customer class: residential, commercial, fire protection, industrial, gas transportation, other water and other wastewater. The rates that generate these revenues are approved by the respective state utility commission, and revenues are billed cyclically and accrued for when unbilled. The regulated natural gas rates are set and adjusted for increases or decreases in our purchased gas costs through purchased gas adjustment mechanisms. Purchased gas adjustment mechanisms provide us with a means to recover purchased gas costs on an ongoing basis without filing a rate case. Other water and other wastewater revenues consist primarily of fines, penalties, surcharges, and availability lot fees. Our performance obligation for tariff revenues is to provide potable water, wastewater treatment service, or delivery and sale of natural gas to customers. This performance obligation is satisfied over time as the services are rendered. The amounts that the Company has a right to invoice for tariff revenues reflect the right to consideration from the customers in an amount that corresponds directly with the value transferred to the customer for the performance completed to date.

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

Alternative Revenue Program:

•Water / Wastewater Revenues: These revenues represent the difference between the actual billed utility volumetric water and wastewater revenues for Aqua Illinois and the revenues set in the last Aqua Illinois rate case. In accordance with the Illinois Commerce Commission, we recognize revenues based on the target amount established in the last rate case, and then record either a regulatory asset or liability based on the cumulative annual difference between the target and actual, which results in either a payment from customers or a refund due to customers. The cumulative annual difference is either refunded to customers or collected from customers over a nine-month period.

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

Other and Eliminations – Other and eliminations consist of our market-based revenues, which comprises: our non-regulated natural gas operations, Aqua Infrastructure and Aqua Resources (described below) and intercompany eliminations for revenue billed between our subsidiaries. Our non-regulated natural gas operations consist of utility service line protection solutions and repair services to households and the operations of gas marketing and production entities. Revenue is recognized and the performance obligation is satisfied over time as the service is delivered.

Aqua Infrastructure is the holding company for our former 49% investment in a joint venture that operated a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale of north central Pennsylvania. Prior to our October 30, 2020 sale of our investment in joint venture, the joint venture earned revenues through providing non-utility raw water supply services to natural gas drilling companies which enter into water supply contracts. The performance obligation was to deliver non-potable water to the joint venture’s customers. Aqua Infrastructure’s share of the revenues recognized by the joint venture was reflected, net, in equity earnings in joint venture on our consolidated statements of operations and comprehensive income. Aqua Resources earned revenues by providing non-regulated water and wastewater services through an operating and maintenance contract which concluded in 2020, and continues to earn revenue through third party water and sewer service line protection and repair services. The performance obligations were performing agreed upon contract

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

services to operate the water and wastewater system or allowing the use of our logo to a third-party water and sewer service line repair. Revenues are primarily recognized over time as service is delivered.

Note 3 – Acquisitions

Peoples Gas Acquisition

On March 16, 2020 (the “Closing Date”), the Company completed the acquisition of Peoples Natural Gas (the “Peoples Gas Acquisition”), which expanded the Company’s regulated utility business to include natural gas distribution, serving approximately 750,000 natural gas utility customers in western Pennsylvania, West Virginia and Kentucky. The Company paid cash consideration of $3,465,344, which is subject to adjustment based upon the terms of the purchase agreement. Purchase price adjustments include the completion of a closing balance sheet, which was provided to the seller, and the finalization of an adjustment for utility capital expenditures made by the seller during the period between November 1, 2018 and closing. There is a dispute between the parties regarding this adjustment for utility capital expenditures. It is expected the matter will be resolved in accordance with the provisions of the purchase agreement or by the competent court of law with jurisdiction over the matter. The estimated purchase price paid by the Company was determined as follows:

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

The Company accounted for the Peoples Gas Acquisition as a business combination using the acquisition method of accounting. The estimated purchase price was allocated to the net tangible and intangible assets based upon their estimated fair values at the date of the acquisition. The purchase price allocation was preliminary and was subject to revision through the end of the measurement period on March 15, 2021. During the first quarter of 2021, the Company recorded an adjustment to increase goodwill by $16,400 primarily reflecting an adjustment to deferred income taxes and the valuation of accounts receivable. Goodwill recorded for the Peoples Gas Acquisition is not expected to be deductible for tax purposes. The following table summarizes the purchase price allocation as of the acquisition date and measurement period adjustments as of March 31, 2021:

	Amounts		Amounts
	Previously	Measurement	Recognized as of
	Recognized as of	Period	Acquisition Date
	Acquisition Date (a)	Adjustments	(as Adjusted)
Property, plant and equipment, net	$2,476,551	$-	$2,476,551
Current assets	242,531	(9,197)	233,334

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Regulatory assets	286,751	(22,293)	264,458
Goodwill	2,261,047	16,400	2,277,447
Other long-term assets	75,071	-	75,071
Total assets acquired	5,341,951	(15,090)	5,326,861

Current portion of long-term debt	5,136	-	5,136
Loans payable	181,000	-	181,000
Other current liabilities	186,120	(200)	185,920
Long-term debt	999,460	-	999,460
Deferred income taxes	213,647	(20,522)	193,125
Regulatory liabilities	123,029	6,389	129,418
Other long-term liabilities	168,215	(757)	167,458
Total liabilities assumed	1,876,607	(15,090)	1,861,517
Net assets acquired	$3,465,344	$-	$3,465,344

(a)As reported, the Essential Utilities, Inc. 10-K for the period ended December 31, 2020.

The Company incurred transaction-related expenses for the Peoples Gas Acquisition, which consisted of costs recorded as operations and maintenance expenses in the first quarter of 2020 of $25,397 primarily representing expenses associated with investment banking fees, including bridge financing, employee related costs, obtaining regulatory approvals, legal expenses, and integration planning. There were no further transaction-related expenses for the Peoples Gas Acquisition after the first quarter of 2020.

The results of Peoples have been included in our consolidated financial statements as of the Closing Date. Peoples contributed revenues of $38,544 and earnings of $13,398 for the period from the Closing Date to March 31, 2020. The following pro forma summary presents consolidated unaudited information as if the Peoples Gas Acquisition had occurred on January 1, 2019:

Three Months Ended
March 31, 2020
Operating revenues	$536,653
Net income	137,292

The supplemental pro forma information is not necessarily representative of the actual results that may have occurred for the period or of the results that may occur in the future. This supplemental pro forma information is based upon the historical operating results of Peoples for the period prior to the Closing Date and is adjusted to reflect the effect of non-recurring acquisition-related costs, incurred in 2020 as if they occurred on January 1, 2019. The adjustments include $20,628 ($25,197 pre-tax) of expenses incurred in 2020, primarily associated with investment banking fees, obtaining regulatory approvals, legal expenses and other direct costs of the Peoples Gas Acquisition, adjustments to reflect net acquisition financing as of January 1, 2019 of $10,700 ($14,342 pre-tax), the elimination of interest on debt that was not assumed in the acquisition of $2,448 ($3,442 pre-tax), and the elimination of a management fee charged quarterly to Peoples by its former parent company of $885 ($1,245 pre-tax).

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Associated with the approval of the Peoples Gas Acquisition from the Pennsylvania Public Utility Commission, the Company committed to addressing the replacement of gathering pipe over a seven year timeframe for an estimated cost of $120,000, which will be recoverable through customer rates. Additionally, the Company has committed to provide $23,004 of one-time customer rate credits to its Pennsylvania natural gas utility customers and water and wastewater customers served by Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”). In 2020, the Company granted $4,080 of customer rate credits to its water and wastewater customers during the third quarter of 2020, and $18,924 to its natural gas utility customers in the fourth quarter of 2020 to satisfy the $23,004 commitment.

Water and Wastewater Utility Acquisitions - Completed

In December 2020, the Company acquired the wastewater utility system assets of New Garden Township, Pennsylvania, which serves 1,965 customers. The total cash purchase price for the utility system was $29,944.

In October 2020, the Company acquired the water and wastewater utility system of Rockwell Utilities, which serves 514 customers in the Village of Lakemoor in Lake County, Illinois. The total cash purchase price for the utility system was $4,859.

In June 2020, the Company acquired the wastewater utility system assets of East Norriton Township, Pennsylvania, which serves 4,947 customers. The total cash purchase price for the utility system was $21,000.

In January 2020, the Company acquired the water utility system assets of the City of Campbell, Ohio, which serves 3,126 customers. The total cash purchase price for the utility system was $7,472.

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

The purchase price for these pending acquisitions are subject to certain adjustments at closing, and are subject to regulatory approval, including the final determination of the fair value of the rate based acquired. We plan to finance the purchase price of these acquisitions by utilizing our revolving credit facility until permanent debt and common equity are secured. The closings of our acquisitions of East Whiteland Township and Willistown Township are expected to occur in the first quarter of 2022, closing for the Village of Bourbonnais is expected to occur before the end of 2021, and closing for the wastewater assets of Lower Makefield Township is expected to occur in the second half of 2021. Closing for our utility acquisitions are subject to the timing of the regulatory approval process.

In September 2019, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consists of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. In May 2020, Delaware County, Pennsylvania filed a lawsuit alleging that DELCORA does not have the legal authority to establish and fund a customer trust with the net proceeds of the transaction. In December 2020, the judge in the Delaware County Court lawsuit issued an order that (1) the County cannot interfere with the purchase agreement between DELCORA and the Company; (2) the County cannot terminate DELCORA prior to the closing of the transaction; and (3) that the establishment of the customer trust was valid. Delaware County appealed this decision to Commonwealth Court of Pennsylvania, where this case is continuing. The administrative law judges in the regulatory approval process recommended that the Company’s application be denied, and subsequently, the Company provided exceptions to the recommended decision. On March 25, 2021, the Pennsylvania Public Utility Commission ruled that the case be remanded back to the Office of Administrative Law Judge and vacated the original administrative law judges’ decision. On April 16, 2021, the administrative law judge issued an order staying the proceeding until the Delaware County Court lawsuit is final and unappealable. The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of this acquisition by the issuance of common stock upon settlement of our forward equity sale agreement (refer to Note 6 – Capitalization for further info) and by utilizing our revolving credit facility until permanent debt is secured. Closing of our acquisition of DELCORA is expected to occur in the fourth quarter of 2021, subject to the timing of the regulatory approval process and DELCORA’s above-referenced litigation with Delaware County.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 4 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2020	$58,659	$2,261,047	$4,841	$2,324,547
Goodwill acquired	-	-	-	-
Measurement period purchase price allocation adjustments	-	16,400	-	16,400
Reclassification to utility plant acquisition adjustment	(42)	-	-	(42)
Balance at March 31, 2021	$58,617	$2,277,447	$4,841	$2,340,905

The measurement period purchase price allocation adjustments resulted from the completion of the Peoples Gas Acquisition on March 16, 2020, which resulted in goodwill of $2,277,447 which was subject to adjustment over the one year measurement period that ended on March 15, 2021. Refer to Note 3 – Acquisitions for information about the goodwill attributed to our Regulated Natural Gas segment.

The reclassification of goodwill to utility plant acquisition adjustment results from a mechanism approved by the applicable utility commission. The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with some acquisition upon achieving specific objectives.

Note 5 –Disposition

In October 2020, the Company sold its investment in a joint venture. Its investment represented its 49% investment in a joint venture that operates a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale of north central Pennsylvania. This investment was an unconsolidated affiliate and was accounted for under the equity method of accounting within our Aqua Infrastructure subsidiary. In the third quarter of 2020, we recorded a charge of $3,700 for the write-down of the Company’s investment associated with the sale, which was reported in equity loss in joint venture.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 6 – Capitalization

In April 2021, the Company filed a new universal shelf registration through a filing with the Securities and Exchange Commission (SEC) to allow for the potential future offer and sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities and other securities specified therein at indeterminate prices.

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

The Company may elect to settle the forward equity sale agreement by means of a physical share settlement, net cash settlement, or net share settlement, on a settlement date or dates, no later than August 10, 2021. The forward equity sale agreement provides that the forward price will be computed based upon the initial forward price of $46.00 per share, and is subsequently adjusted for a floating interest rate factor equal to a specified daily rate less a spread and scheduled dividends during the term of the agreement. As of March 31, 2021, the forward price was $45.08 per share. Under limited circumstances or certain unanticipated events, the forward purchaser also has the ability to require the Company to physically settle the forward equity sale agreement in shares prior to the maturity date. As of March 31, 2021, the Company has not settled any portion of the forward equity sale agreement.

Private Placement

On March 29, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Canada Pension Plan Investment Board (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Private Placement”) 21,661,095 newly issued shares of common stock, par value $0.50 per share (the “Common Stock”). On March 16, 2020, in connection with the closing of the Peoples Gas Acquisition, the Company closed on the Private Placement and received gross proceeds of $749,907, less expenses of $20,606. The Investor has agreed to certain transfer restrictions for a period of 15 months from the March 16, 2020 closing date of the Peoples Gas Acquisition.

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

Tangible Equity Unit Issuances

On April 23, 2019, the Company issued $690,000, less expenses of $16,358, of its tangible equity units (the “Units”), with a stated amount of $50 per unit. This issuance was part of the permanent financing to close the Peoples Gas Acquisition.

Each Unit consists of a prepaid stock purchase contract and an amortizing note due April 30, 2022, each issued by the Company. Unless earlier settled or redeemed, each stock purchase contract will automatically settle on April 30, 2022 (subject to postponement in limited circumstances) for between 1.1790 and 1.4442 shares of the Company’s common stock, subject to adjustment, based upon the applicable market value of the common stock, as described in the final prospectus supplement relating to the Units. During the first three months of 2021, there were no stock purchase contracts early settled by the holders of the contracts. As of March 31, 2021, 6,088,862 stock purchase contracts have been early settled by the holders of the contracts, resulting in the issuance of 7,182,255 shares of the Company’s common stock. The balance of stock purchase contracts is 7,711,138. The amortizing notes have an initial principal amount of $8.62909, or $119,081 in aggregate, and bear interest at a rate of 3.00% per year, and pay equal quarterly cash installments of $0.75000 per amortizing note (except for the July 30, 2019 installment payment, which was $0.80833 per amortizing note), that will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate will be equivalent to 6.00% per year with respect to each $50 stated amount of the Units. The amortizing notes represent unsecured senior obligations of the Company.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Long-term Debt and Loans Payable

On April 15, 2021, the Company’s operating subsidiary, Aqua Ohio, Inc., issued $100,000 of first mortgage bonds, of which $50,000 is due in 2031 and $50,000 is due in 2051, with interest rates of 2.37% and 3.35%, respectively. The proceeds from these bonds were used for general corporate purposes and to repay existing indebtedness. Further, on April 19, 2021, the Company issued $400,000 of long-term debt, less expenses of $4,010, which is due in 2031 with an interest rate of 2.40%. The Company used the proceeds from this issuance to repay $50,000 of borrowings under our Aqua Pennsylvania revolving credit facility, and the balance was used to repay in full the borrowings under its existing five-year unsecured revolving credit agreement.

The Company completed the Peoples Gas Acquisition on March 16, 2020, which resulted in the assumption of $1,101,091 of indebtedness, which includes $920,091 of senior notes and $181,000 of short-term debt. The senior notes have maturities ranging from 2020 to 2032 and interest rates that range from 2.90% to 6.42%. The short-term debt assumed at closing was repaid with the proceeds from the Company’s subsequent April 2020 long-term debt issuance.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended March 31, 2021.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of March 31, 2021 and December 31, 2020, the carrying amount of the Company’s loans payable was $74,893 and $78,198, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents, is determined based on Level 1 methods and assumptions. As of March 31, 2021, and December 31, 2020, the carrying amounts of the Company's cash and cash equivalents was $18,046 and $4,827, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of March 31, 2021, and December 31, 2020, the carrying amount of these securities was $26,783, and $25,780, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Unrealized gain and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended
	March 31,
	2021	2020
Net gain (loss) recognized during the period on equity securities	$248	$(54)
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$248	$(54)

The net gain (loss) recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	March 31,	December 31,
	2021	2020
Carrying amount	$5,665,596	$5,630,243
Estimated fair value	5,908,503	6,366,030

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $102,830 as of March 31, 2021, and $99,014 as of December 31, 2020. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates. Portions of these non-interest-bearing instruments are payable annually through 2031 and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest-bearing feature.

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

	Three Months Ended
	March 31,
	2021	2020
Average common shares outstanding during the period for basic computation	254,565	236,122
Effect of dilutive securities:
Forward equity sale agreement	3	-
Issuance of common stock from private placement	-	17,853
Tangible equity units	-	607
Employee stock-based compensation	401	472
Average common shares outstanding during the period for diluted computation	254,969	255,054

For the three months ended March 31, 2020, the average common shares outstanding during the period for diluted computation reflects the impact of the issuance of common stock from the March 16, 2020 private placement as if the shares were issued on January 1, 2020.

For the three months ended March 31, 2021 and 2020, the average common shares outstanding during the period for basic computation includes the weighted-average impact of 9,091,179 and 10,215,189 shares, respectively, based on the minimum number of shares of 9,091,179 to be issued in April 2022 upon settlement of the stock purchase contracts issued in April 2019 under the tangible equity units. Further, for the three months ended March 31, 2020, average common shares outstanding during the period for diluted computation includes the impact of the additional shares to be issued in April 2022 upon settlement of the stock purchase contracts based on the threshold appreciation price of $42.41.

For the three months ended March 31, 2021 and 2020, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise employee

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

stock options was less than the average market price of the Company’s common stock during these periods. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

Note 9 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the Plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At March 31, 2021, 2,130,087 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

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

	Three Months Ended
	March 31,
	2021	2020
Stock-based compensation within operations and maintenance expenses	$1,641	$510
Income tax benefit	462	144

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the PSU transactions for the three months ended March 31, 2021:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	283,007	$34.57
Granted	151,931	43.23
Performance criteria adjustment	28,548	53.49
Forfeited	(1,078)	46.31
Share units issued	(141,329)	31.26
Nonvested share units at end of period	321,079	41.61

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the three months ended March 31, 2021 and 2020 was $43.23 and $52.09. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months. The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended
	March 31,
	2021	2020
Stock-based compensation within operations and maintenance expenses	$604	$486
Income tax benefit	169	136

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the RSU transactions for the three months ended March 31, 2021:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	163,906	$40.80
Granted	85,717	44.44
Stock units vested and issued	(47,735)	35.03
Forfeited	(746)	40.10
Nonvested stock units at end of period	201,142	43.71

The per unit weighted-average fair value at the date of grant for RSUs granted during the three months ended March 31, 2021 and 2020 was $44.44 and $47.10, respectively.

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

	Three Months Ended
	March 31,
	2021	2020
Stock-based compensation within operations and maintenance expenses	$211	$501
Income tax benefit	60	142

The Company did not grant stock options for the three months ended March 31, 2021.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the three months ended March 31, 2021:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	947,680	$35.22
Granted	-	-
Forfeited	(1,427)	35.77
Expired	(773)	34.87
Exercised	(20,201)	35.34
Outstanding at end of period	925,279	$35.21	7.6	$8,823,580

Exercisable at end of period	685,964	$34.95	7.4	$6,719,789

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

	Three Months Ended
	March 31,
	2021	2020
Stock-based compensation within operations and maintenance expenses	$93	$18
Income tax benefit	27	5

The following table summarizes restricted stock transactions for the three months ended March 31, 2021:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock at beginning of period	13,228	$34.02
Granted	-	-
Vested	(11,952)	33.47
Nonvested restricted stock at end of period	1,276	$39.19

The Company did not grant restricted stock for the three months ended March 31, 2021.

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

	Three Months Ended
	March 31,
	2021	2020
Stock-based compensation within operations and maintenance expenses	$175	$175
Income tax benefit	51	51

The following table summarizes stock award transactions for the three months ended March 31, 2021:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	3,927	44.54
Vested	(3,927)	(44.54)
Nonvested stock awards at end of period	-	-

The weighted-average fair value at the date of grant for stock awards granted during the three months ended March 31, 2021 and 2020 was $44.54 and $41.58, respectively.

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

	Pension Benefits
	Three Months Ended
	March 31,
	2021	2020
Service cost	$1,078	$763
Interest cost	3,061	2,540
Expected return on plan assets	(5,907)	(3,938)
Amortization of prior service cost	140	148
Amortization of actuarial loss	1,071	1,992
Net periodic benefit cost	$(557)	$1,505

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2021	2020
Service cost	$203	$217
Interest cost	561	677
Expected return on plan assets	(690)	(675)
Amortization of prior service credit	(108)	(116)
Amortization of actuarial loss	95	156
Net periodic benefit cost	$61	$259

The Company presents the components of net periodic benefit cost other than service cost in the consolidated statements of operations and comprehensive income on the line item “Other.”

The Company made cash contributions of $6,332 to its Pension Plan during the first three months of 2021, and intends to make cash contributions of $8,443 to the Pension Plan during the remainder of 2021.

On March 16, 2020, we completed the Peoples Gas Acquisition and assumed the pension and other postretirement benefit plans for its employees. The operating results of Peoples has been included in our consolidated financial statements since the date of acquisition. On April 1, 2020, the Company merged the pension plans acquired in the Peoples Gas Acquisition into the Company’s Pension Plan. As such, the following table presents the components of net periodic benefit costs for the period since March 16, 2020 that are related to the Peoples’ other postretirement benefit plans acquired:

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2021	2020
Service cost	$496	$77
Interest cost	278	54
Expected return on plan assets	(349)	(76)
Amortization of actuarial loss	(40)	-
Net periodic benefit cost	$385	$55

Note 11 – Rate Activity

During the first three months of 2021, the Company’s water and wastewater utility operating divisions in New Jersey, Ohio and Indiana were granted base rate increases designed to increase total operating revenues on an annual basis by $1,559 and one of its gas utility operating divisions in Kentucky was granted a base rate increase designed to increase annual revenues by $747. Further, during the first three months of 2021, the Company received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $10,725 in its water and wastewater utility operating divisions in Pennsylvania and North Carolina, offset partially by a decrease of $277 in its gas utility operating divisions in Pennsylvania.

On February 1, 2021, the Company initiated billing interim rates in Virginia, which has a base rate case filing in progress. The interim rates are designed to increase annual revenues by $1,733. As of March 31, 2021, billings of $242 have been collected and remain subject to refund based on the outcome of the final base rate case order, which is expected to be received later in 2021.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 12 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2021	2020
Property	$7,714	$7,033
Gross receipts, excise and franchise	3,684	3,122
Payroll	6,756	4,280
Regulatory assessments	838	700
Pumping fees	1,126	1,081
Other	923	220
Total taxes other than income	$21,041	$16,436

Note 13 – Segment Information

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

In addition to the Company’s two reportable segments, we include three of our operating segments within the Other category below. These segments are not quantitatively significant and are comprised of our non-regulated natural gas operations, Aqua Infrastructure, and Aqua Resources. Our non-regulated natural gas operations consist of utility service line protection solutions and repair services to households and the operation of gas marketing and production entities. Prior to our October 30, 2020 sale of investment in joint venture, Aqua Infrastructure provided non-utility raw water supply services for firms in the natural gas drilling industry. Aqua Resources offers, through a third party, water and sewer service line protection solutions and repair services to households. In addition to these segments, Other is comprised of business activities not included in the reportable segments, including corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments and intersegment eliminations. Corporate costs include general and administrative expenses, and interest expense. The Company reports these corporate costs within Other as they relate to corporate-focused responsibilities and decisions and are not included in internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents information about the Company’s reportable segments, including the operating results and capital expenditures of the Regulated Natural Gas segment for the period since the completion of the Peoples Gas Acquisition on March 16, 2020:

	Three Months Ended				Three Months Ended
	March 31, 2021				March 31, 2020
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$228,353	$343,115	$12,097	$583,565	$216,197	$38,544	$844	$255,585
Operations and maintenance expense	78,347	51,326	(4,598)	125,075	73,694	8,823	24,120	106,637
Purchased gas	-	122,888	9,265	132,153	-	12,770	-	12,770
Depreciation and amortization	45,138	27,590	216	72,944	41,511	4,569	165	46,245
Operating income (loss)	89,447	136,864	6,041	232,352	86,506	11,715	(24,724)	73,497
Interest expense, net	26,460	17,296	6,626	50,382	25,495	1,887	2,705	30,087
Allowance for funds used during construction	3,247	(313)	-	2,934	2,912	36	-	2,948
Equity (loss) earnings in joint venture	-	-	-	-	-	-	(127)	(127)
Provision for income taxes (benefit)	3,633	432	701	4,766	3,127	(3,448)	(6,803)	(7,124)
Net income (loss)	64,030	119,251	408	183,689	59,934	13,398	(21,551)	51,781
Capital expenditures	113,793	64,114	102	178,009	110,606	8,128	-	118,734

	March 31,	December 31,
	2021	2020
Total assets:
Regulated water	$7,957,080	$7,838,034
Regulated natural gas	5,374,760	5,303,507
Other	490,075	563,736
Consolidated	$13,821,915	$13,705,277

Note 14 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of March 31, 2021, the aggregate amount of $17,627 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, the Company has insurance coverage for certain of these loss contingencies, and as of March 31, 2021, estimates that approximately $3,294 of the amount accrued for these matters are probable of recovery through

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

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

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $1,535 at March 31, 2021 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Associated with the approval of the Peoples Gas Acquisition from the Pennsylvania Public Utility Commission, the Company has committed to addressing the replacement of gathering pipe over a seven year timeframe for an estimated cost of $120,000, which will be recoverable through customer rates. Additionally, the Company committed to provide $23,004 of one-time customer rate credits to its Pennsylvania natural gas utility customers and water and wastewater customers served by Aqua Pennsylvania, Inc. In the third quarter of 2020, the Company granted $4,080 of customer rate credits to its water and wastewater customers served by Aqua Pennsylvania and $18,924 was granted to its Pennsylvania natural gas utility customers in the fourth quarter of 2020.

Note 15 – Income Taxes

On March 16, 2020, the Company completed the Peoples Gas Acquisition. On March 31, 2020, the Company changed the method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas subsidiary, its largest natural gas subsidiary in Pennsylvania. This change allows a

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. The Company is performing an analysis to determine the ultimate amount of qualifying utility asset improvement costs eligible to be deducted under the IRS’s final tangible property regulations that will be reflected on its 2021 and 2020 Federal Tax Return.  As a result, the Company has estimated a portion of its infrastructure investment at Peoples Natural Gas since the acquisition date that will qualify as a utility system repairs deduction for 2021 and 2020.  Consistent with the Company’s accounting for differences between book and tax expenditures in Pennsylvania, the Company is utilizing the flow-through method to account for this timing difference. The Company completed its analysis of the income tax benefits for qualifying capital expenditures made prior to March 16, 2020 (“catch-up adjustment”) and recorded a regulatory liability of $160,655 for these tax benefits which will remain on the consolidated balance sheet pending regulatory guidance. In August 2020, the Company filed a petition with the Pennsylvania Public Utility Commission proposing treatment of the catch-up adjustment. On March 11, 2021, the Company and the statutory advocates filed a Joint Petition of Settlement (“Settlement”) representing a Settlement of the parties and on May 6, 2021 it was approved by the Pennsylvania Public Utility Commission. The Settlement proposes, among other points, that the catch-up adjustment be provided to utility customers over a five-year period, and the Company can continue to use flow-through accounting for the current tax repair benefit until its next base rate case.

The Company’s effective tax rate was 2.5% and (16.0)% for the three months ended March 31, 2021 and 2020, respectively. The increase in the effective tax rate for the first quarter can be attributed to an increase in our income before income taxes as compared to the prior period, offset by an increase in the income tax benefit recognized due to additional tax deductions for qualifying infrastructure recognized in the first quarter of 2021. The statutory Federal tax rate is 21% for three months ended March 31, 2021 and 2020. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.99% for all periods presented. In determining its interim tax provision, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations. Qualifying utility asset improvement costs and the amortization of excess deferred income taxes caused the year-to-date effective tax rate to be significantly different from the statutory rate.

In connection with the completion of the Peoples Gas Acquisition, the Company identified changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the one year measurement period, which related to new information obtained about facts and circumstances that existed as of the acquisition date. Those changes are considered a measurement-period adjustment, and an offset was recorded as an adjustment to goodwill. The Company records all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current-period income tax expense.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 (CAA) on December 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The CAA modifies the employee retention credit

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

(introduced under the CARES Act), extended paid sick and child-care leave through March 31, 2021, and expands the business meal deduction to 100% of business-related restaurant meals in 2021 and 2022. We evaluated the provisions of the CARES and CAA Acts and do not anticipate that the impacts will have a material effect on our consolidated financial statements.

On March 11, 2021, the American Rescue Plan Act of 2021 (ARPA) was signed into law. The ARPA includes business tax provisions, including the extension of the employee retention credit, expansion of the Families First Coronavirus Response Act with respect to Family and Medical Leave Act tax credits, expanded limits on executive compensation deductions, repeal of the worldwide interest allocation, changes to pension funding requirements, and extension of the limitation on excess business losses for non-corporate taxpayers. We evaluated the provisions of the ARPA Act and do not anticipate that the impacts will have a material effect on our consolidated financial statements.

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

In March 2020, the FASB issued accounting guidance that provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (LIBOR). In January 2021, the FASB clarified the scope of that accounting standards update with additional guidance for reference rate reform on financial reporting. The accounting guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is evaluating the impact of this accounting guidance.

Pronouncement adopted during the year:

In December 2019, the FASB issued updated accounting guidance that simplifies the accounting for income taxes. The updated guidance removes certain exceptions to the general principles of accounting for income taxes to reduce the cost and complexity of its application, including the accounting for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, deferred tax liabilities for equity method investments when a foreign subsidiary becomes an equity method investment or when a foreign equity method investment becomes a subsidiary, and calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the updated guidance clarifies and amends the existing guidance over accounting for franchise taxes and other taxes partially based on income, an entity’s tax basis of goodwill, separate entity financial statements, interim recognition of enactment of tax laws or rate changes, and improvements to the Codification for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. As permitted, we adopted this updated guidance on January 1, 2021, which did not have a material impact on our consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: the expected timing of closing of our acquisitions; the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions. Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include, among others, the effects of the COVID-19 pandemic, the effects of regulation, abnormal weather, changes in capital requirements and funding, our ability to close acquisitions, changes to the capital markets, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such report and those included under the captions “Risk Factors” and this Quarterly Report. As a result, readers are cautioned not to place undue reliance on any forward-looking statements. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

General Information

Essential Utilities, Inc. (“we”, “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated five million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, West Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”), provides water or wastewater services to approximately one-half of the total number of water or wastewater customers we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Additionally, pursuant to the Company’s growth strategy, commencing on March 16, 2020, with the completion of the Peoples Gas Acquisition, the Company began to provide natural gas distribution services to customers in western Pennsylvania, Kentucky, and West Virginia. Approximately 93% of the total number of natural gas utility customers we serve are in western Pennsylvania. Lastly, the Company’s market-based activities are conducted through Aqua Infrastructure, LLC and Aqua Resources, Inc. and certain other non-regulated subsidiaries of Peoples. Prior to our October 30, 2020 sale of our investment in a joint venture, Aqua Infrastructure provided non-utility raw water supply services for firms in the natural gas drilling industry. Following the October 30, 2020

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

closing, Aqua Infrastructure does not provide any services to the natural gas drilling industry. Aqua Resources offers, through a third party, water and sewer service line protection solutions and repair services to households.

The non-regulated subsidiaries of Peoples provide utility service line protection solutions and repair services to households and operates gas marketing and production entities.

Essential Utilities, Inc., which prior to its name change in February 2020 was known as Aqua America, Inc., was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, formerly known as Philadelphia Suburban Water Company. In the early 1990s, we embarked on a growth-through-acquisition strategy. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, the acquisition of American Water Works Company, Inc.’s regulated operations in Ohio in 2012, and the March 16, 2020 acquisition of Peoples, a Pittsburgh, Pennsylvania based natural gas distribution company. For many years, starting in the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and have extended our regulated operations from southeastern Pennsylvania to include our current regulated utility operations in seven other states.   On March 16, 2020, the Company completed the Peoples Gas Acquisition, a natural gas distribution utility, marking its entrance into the regulated natural gas business. The Company seeks to acquire businesses in the U.S. regulated sector, which includes water and wastewater utilities, natural gas utilities, and other regulated utilities, and to opportunistically pursue growth ventures in select market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated utility businesses.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes.

COVID-19 Pandemic

We provide a critical service to our customers, which means that it is paramount that we keep our employees who operate the business safe and informed. We continue to monitor the outbreaks of COVID-19 and continue to take steps to mitigate the potential risks to our employees. We also continue to work with our suppliers to monitor potential impacts to our supply chain. At this time, no material risks to our supply chain have been identified. We continue to implement strong physical and cyber-security measures in an effort to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce, if needed, and maintain uninterrupted service to our customers.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

We will continue to monitor developments affecting our business, workforce, and suppliers and take additional precautions as we believe are warranted. We are actively monitoring our utility billings and have noticed increases in residential customer usage offset by decreases in commercial and industrial usage. In response to concerns about customer economic hardship and affordability during the COVID-19 pandemic health crisis, our state regulators mandated the temporary curtailment of certain collection practices, such as disconnections from utility service. In addition, we are monitoring collections of customer utility accounts as to potential impacts on cash flows, and increased expenses for costs associated with workforce-related expenses, security and cleaning of company offices and operating facilities, as well as other one-time expenses above the expense amounts included in general rates. In most of the states where we operate, regulators have allowed utilities to resume disconnections from utility service for certain customers who have unpaid balances. In eight of the ten states in which we operate regulated utilities, public utility commissions issued guidance for utilities to defer COVID-19 expenses in anticipation of seeking recovery in a future rate proceeding, and we continue to evaluate the impact of this guidance. We are continuing with our capital investment program, and based on the current situation, continue to believe we are able to complete the planned projects and improvements to our utility infrastructure. Despite our efforts, the ultimate impact to the Company of the COVID-19 pandemic also depends on factors beyond our knowledge, control, or ability to predict, including the duration and severity of this pandemic, the emergence of new variants of the virus, the resurgence of positive cases, the development and availability of effective treatments and vaccines, the speed at which such vaccines are delivered, as well as third party actions taken to contain its spread and mitigate its public health effects. Although some of our customers are facing economic hardships due to various impacts of the COVID-19 pandemic and may be unable to pay for our utility services, we do not currently anticipate a significant impact to our financial position, results of operations or cash flows as a result of the COVID-19 pandemic.

Financial Condition

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

During the first three months of 2021, we incurred $178,009 of capital expenditures, issued $85,000 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $49,610. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, construction of natural gas fueled energy plants, well and booster improvements, information technology improvements, and other enhancements and improvements. The issuance of long-term debt was for funds borrowed under our revolving credit facility and used for capital expenditures.

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

On March 16, 2020 (the “Closing Date”), the Company completed the Peoples Gas Acquisition and paid cash consideration of $3,465,344, which is subject to adjustment based upon the terms of the purchase agreement. Purchase price adjustments include the completion of a closing balance sheet, which was provided to the seller, and the finalization of an adjustment for utility capital expenditures made by the seller during the period between November 1, 2018 and the Closing Date. There is a dispute between the parties regarding this adjustment for utility capital expenditures. It is expected the matter will be resolved in accordance with the provisions of the purchase agreement or by the competent court of law with jurisdiction over the matter. Peoples is headquartered in Pittsburgh, Pennsylvania and serves approximately 750,000 natural gas utility customers in western Pennsylvania, West Virginia, and Kentucky. The acquisition was financed through a series of financing transactions that included the issuance of common stock from a public offering and a private placement, a tangible equity unit offering, and short and long-term debt.

Associated with the approval of the Peoples Gas Acquisition from the Pennsylvania Public Utility Commission, the Company has committed to addressing the replacement of gathering pipe over a seven year timeframe for an estimated cost of $120,000, which will be recoverable through customer rates. Additionally, the Company has committed to provide $23,004 of one-time customer rate credits to its Pennsylvania natural gas utility customers and water and wastewater customers served by Aqua Pennsylvania. The Company granted $4,080 of customer rate credits to its water and wastewater customers during the third quarter of 2020, and $18,924 was granted to its natural gas utility customers in the fourth quarter of 2020.

At March 31, 2021 we had $18,046 of cash and cash equivalents compared to $4,827 at December 31, 2020. During the first three months of 2021, we used the proceeds from long-term debt and internally generated funds to fund the cash requirements discussed above and to pay dividends.

At March 31, 2021 our $1,000,000 unsecured revolving credit facility, which expires in December 2023, had $536,543 available for borrowing. Additionally, at March 31, we had short-term lines of credit of $235,500, of which $160,607 was available for borrowing. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of March 31, $35,107 was available for borrowing. Another one of our short-term lines of credit is a Peoples Natural Gas Companies $100,000 364-day unsecured revolving credit facility with two banks, which is used to provide working capital, and as of March 31, 2021, $90,000 was available for borrowing. Our short-term lines of credit of $235,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

On April 15, 2021, the Company’s operating subsidiary Aqua Ohio, Inc. issued $100,000 of first mortgage bonds, of which $50,000 is due in 2031 and $50,000 is due in 2051, with interest rates of 2.37% and 3.35%, respectively. The proceeds from these bonds were used for general corporate purposes and to repay existing indebtedness. Further on April 19, 2021, the Company issued $400,000 of long-term debt, less expenses of $4,010, which is due in 2031 with an interest rate of 2.40%. The Company used the proceeds from this issuance to repay $50,000 of borrowings under our Aqua Pennsylvania five- year revolving credit facility, and the balance was used to repay in full the borrowings under its existing five-year unsecured revolving credit agreement.

Consolidated Results of Operations

Analysis of First Quarter of 2021 Compared to First Quarter of 2020

Revenues increased by $327,980 or 128%, primarily due to:

•additional natural gas revenues of $315,840 associated with the Peoples Gas Acquisition which closed on March 16, 2020, and which reflects a full quarterly result for 2021;

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $6,549;

•additional water and wastewater revenues of $3,275 associated with a larger customer base due to utility acquisitions and organic growth; and

•an increase in customer water consumption associated with increased residential usage, which is offset by a decrease in customer water consumption for commercial customers; offset by foregone water revenue of $347 as a result of an advisory for some of our water utility customers served by our Illinois subsidiary. We expect this impact on revenues resulting from the advisory to continue in the second quarter of 2021.

Operations and maintenance expenses increased by $18,438 or 17%, primarily due to:

•incremental operating costs of $42,864 associated with the Peoples Gas Acquisition, which closed on March 16, 2020;

•additional expenses of $839 associated with the COVID-19 pandemic for our water utility operations consisting primarily of bad debt expense of $902, which are partially offset by decreases in travel expenses;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $778;

•expenses of $669 associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary, which is offset by the prior year effect of expenses of $605 recognized in the first quarter of 2020. We expect the expenses associated with remediating the advisory to continue in the second quarter of 2021; offset by

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•lower insurance expense of $4,025 for reduced insurance claim reserve requirements; and

•the prior year effect of transaction expenses of $25,397 in the first quarter of 2020 for the Peoples Gas Acquisition, primarily representing expenses associated with investment banking fees, employee related expenses, obtaining regulatory approvals, legal expenses, and integration planning.

Purchased gas increased by $119,383 primarily due to the closing of the Peoples Gas Acquisition on March 16, 2020, and a reflection of full first quarter results in the first quarter of 2021. Purchased gas represents the cost of gas sold by Peoples.

Depreciation expense increased by $26,071 or 57%, primarily due to depreciation expense of $22,707 associated with our completion of the Peoples Gas Acquisition on March 16, 2020 and the utility plant placed in service since March 31, 2020.

Amortization increased by $628 primarily due to amortization expense associated with our completion of the Peoples Gas Acquisition.

Taxes other than income taxes increased by $4,605 or 28%, primarily due to increases in payroll taxes of $2,476 and property taxes resulting from additional expenses associated with acquired operations primarily the Peoples Gas Acquisition.

Interest expense increased by $15,647 or 45%, primarily due to the following items:

•an increase in average borrowings; and

•interest on debt assumed in the Peoples Gas Acquisition; offset by

•a decrease in our effective interest rate.

Interest income decreased by $4,648 or 92%, primarily due to the utilization of the proceeds held from our 2019 equity and debt offerings to close the Peoples Gas Acquisition on March 16, 2020.

Allowance for funds used during construction (“AFUDC”) decreased by $14, relatively comparable to the first quarter of 2020.

Equity loss (earnings) in joint venture was $127 in 2020 and our investment in the joint venture was sold in October 2020.

Other expense decreased by $5,150 primarily due to the probable recovery of a previously incurred cost that resulted in the recognition of a regulatory asset, and a decrease in the non-service cost components of our net benefit cost for pension benefits.

Our effective income tax rate was 2.5% in the first quarter of 2021 and (16.0)% in the first quarter of 2020. The effective income tax rate increased due to an increase in the pre-tax income, offset by an increase in the income tax benefit recognized due to additional tax deductions for qualifying

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

infrastructure investments recognized in the first quarter of 2021. The Company’s provision for income taxes represented an income tax benefit in the first quarter of 2020 due to the effects of tax deductions recognized for certain qualifying infrastructure improvements and lower pre-tax income during the period.

Net income increased by $131,908 primarily as a result of the factors described above.

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

The operating results of Peoples is reported for the period after acquisition, such that the first quarter of 2020 only represented 16 days of operating results, compared to the full period in the first quarter of 2021. Refer to Note 13 – Segment Information to the consolidated financial statements in this report for a summary of the operating results of the Regulated Natural Gas segment.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Therefore, fluctuations in the cost of purchased gas impact operating revenues on dollar-for-dollar basis, but do not impact gross margin. Management uses gross margin, a non-GAAP financial measure, defined as operating revenues less purchased gas expense, to analyze the financial performance of our Regulated Natural Gas segment, as management believes gross margin provides a meaningful basis for evaluating our natural gas utility operations since purchased gas expenses are included in operating revenues and passed through to customers. The following table includes the operating results for our Regulated Natural Gas segment for the period since the acquisition date of March 16, 2020, including the reconciliation of gross margin (non-GAAP) to operating revenues (GAAP):

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Operating revenues (GAAP)	$343,115	$38,544
Purchased gas	122,888	12,770
Gross margin (non-GAAP)	220,227	25,774

The term gross margin is not intended to represent operating revenues, the most comparable GAAP financial measure, as an indicator of operating performance. In addition, our measurement of gross margin is not necessarily comparable to similarly titled measures reported by other companies.

On March 31, 2020, we changed the method of tax accounting for certain qualifying infrastructure investments at Peoples Natural Gas, our largest natural gas subsidiary in Pennsylvania, which provided for a reduction to income tax expense due to the flow-through treatment of the current tax benefits. As a result, current tax benefits of $34,069 and $5,923 in the Regulated Natural Gas segment were recognized in the first quarter of 2021 and 2020, respectively.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 16, Recent Accounting Pronouncements, to the consolidated financial statements in this report.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 1, 2021, for additional information on market risks.

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

(b)Changes in Internal Control over Financial Reporting

On March 16, 2020, we completed the Peoples Gas Acquisition. For additional information refer to Note 3 – Acquisitions to the consolidated financial statements included in this report. We consider this acquisition material to our business, financial condition, and results of operations, and believe the changes in our internal controls and procedures as a result of the Peoples Gas Acquisition have a material effect on our internal control over financial reporting. During the time since acquisition, we have assessed the control environment and made certain changes in our internal control over financial reporting, including design changes, and we have performed testing of operating effectiveness over many of Peoples’ internal controls. We now consider the Peoples’ business to be included in the scope of our assessment over internal controls.

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

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, under “Part 1, Item 1A – Risk Factors.”

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2021:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
January 1 - 31, 2021	-	$-	-	-
February 1 - 28, 2021	71,650	$42.81	-	-
March 1 - 31, 2021	4,455	$43.80	-	-
Total	76,105	$42.87	-	-

(1)These amounts consist of 76,105 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the award vesting.

Item 6 – Exhibits

Exhibit No.	Description
4.1

Indenture, dated as of April 23, 2019, between Aqua America, Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed April 23, 2019).

4.2

First Supplemental Indenture, dated as of April 23, 2019, between Aqua America, Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed April 23, 2019).

4.3

Fifth Supplemental Indenture, dated as of April 19, 2021 between Essential Utilities, Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 19, 2021).

4.4	Form of Global Note of the Company issued April 19, 2021 (included in Exhibit 4.3)

31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

May 10, 2021

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer