Form 10-Q
period 2021-06-30
Essential Utilities, Inc.
filed 2021-08-06
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 23, 2021: 245,757,399

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Assets	2021	2020
Property, plant and equipment, at cost	$11,977,707	$11,620,019
Less: accumulated depreciation	2,270,344	2,107,142
Net property, plant and equipment	9,707,363	9,512,877

Current assets:
Cash and cash equivalents	8,404	4,827
Accounts receivable, net	129,151	154,775
Unbilled revenues	63,912	118,538
Inventory - materials and supplies	27,755	21,669
Inventory - gas stored	35,627	36,732
Prepayments and other current assets	29,440	38,594
Regulatory assets	10,443	5,085
Total current assets	304,732	380,220

Regulatory assets	1,400,215	1,362,788
Deferred charges and other assets, net	115,692	56,002
Funds restricted for construction activity	1,268	1,268
Goodwill	2,340,836	2,324,547
Operating lease right-of-use assets	57,154	60,334
Intangible assets	6,732	7,241
Total assets	$13,933,992	$13,705,277

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Liabilities and Equity	2021	2020
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 249,001,181 and 248,571,355 as of June 30, 2021 and December 31, 2020	$124,500	$124,285
Capital in excess of par value	3,393,372	3,379,057
Retained earnings	1,403,041	1,261,862
Treasury stock, at cost, 3,246,023 and 3,180,887 shares as of June 30, 2021 and December 31, 2020	(84,098)	(81,327)
Total stockholders' equity	4,836,815	4,683,877

Long-term debt, excluding current portion	5,689,430	5,545,890
Less: debt issuance costs	41,198	38,146
Long-term debt, excluding current portion, net of debt issuance costs	5,648,232	5,507,744
Commitments and contingencies (See Note 14)

Current liabilities:
Current portion of long-term debt	79,660	84,353
Loans payable	71,849	78,198
Accounts payable	131,815	177,489
Book overdraft	13,408	44,003
Accrued interest	43,731	39,408
Accrued taxes	15,307	37,172
Regulatory liabilities	5,314	19,866
Other accrued liabilities	108,071	123,384
Total current liabilities	469,155	603,873

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,349,873	1,258,098
Customers' advances for construction	108,605	99,014
Regulatory liabilities	779,355	773,310
Asset retirement obligations	1,355	1,336
Operating lease liabilities	51,992	55,642
Pension and other postretirement benefit liabilities	56,901	91,896
Other	50,334	56,713
Total deferred credits and other liabilities	2,398,415	2,336,009

Contributions in aid of construction	581,375	573,774
Total liabilities and equity	$13,933,992	$13,705,277

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	June 30,
	2021	2020
Operating revenues	$397,032	$384,468

Operating expenses:
Operations and maintenance	127,515	128,604
Purchased gas	44,897	43,420
Depreciation	72,764	67,925
Amortization	1,408	1,967
Taxes other than income taxes	21,120	19,433
Total operating expenses	267,704	261,349

Operating income	129,328	123,119

Other expense (income):
Interest expense	52,036	51,666
Interest income	(338)	(196)
Allowance for funds used during construction	(4,906)	(2,230)
Gain on sale of other assets	(223)	(20)
Equity earnings in joint venture	-	(470)
Other	(1,941)	(722)
Income before income taxes	84,700	75,091
Provision for income taxes	3,786	462
Net income	$80,914	$74,629

Comprehensive income	$80,914	$74,629

Net income per common share:
Basic	$0.32	$0.29
Diluted	$0.32	$0.29

Average common shares outstanding during the period:
Basic	254,769	254,167
Diluted	255,441	254,434

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020
Operating revenues	$980,597	$640,053

Operating expenses:
Operations and maintenance	252,590	235,241
Purchased gas	177,050	56,190
Depreciation	144,401	113,491
Amortization	2,715	2,646
Taxes other than income taxes	42,161	35,869
Total operating expenses	618,917	443,437

Operating income	361,680	196,616

Other expense (income):
Interest expense	102,805	86,788
Interest income	(725)	(5,231)
Allowance for funds used during construction	(7,840)	(5,178)
Gain on sale of other assets	(303)	(125)
Equity earnings in joint venture	-	(343)
Other	(5,412)	957
Income before income taxes	273,155	119,748
Provision for income taxes (benefit)	8,552	(6,662)
Net income	$264,603	$126,410

Comprehensive income	$264,603	$126,410

Net income per common share:
Basic	$1.04	$0.52
Diluted	$1.04	$0.50

Average common shares outstanding during the period:
Basic	254,667	245,144
Diluted	255,268	254,452

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		June 30,	December 31,
		2021	2020
Stockholders' equity:
Common stock, $0.50 par value		$124,500	$124,285
Capital in excess of par value		3,393,372	3,379,057
Retained earnings		1,403,041	1,261,862
Treasury stock, at cost		(84,098)	(81,327)
Total stockholders' equity		4,836,815	4,683,877

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	2,491	2,805
1.00% to 1.99%	2021 to 2039	9,820	10,260
2.00% to 2.99%	2022 to 2033	314,161	265,557
3.00% to 3.99%	2021 to 2056	1,362,817	1,316,872
4.00% to 4.99%	2021 to 2059	1,312,447	1,315,812
5.00% to 5.99%	2021 to 2043	17,416	17,804
6.00% to 6.99%	2022 to 2036	33,896	33,955
7.00% to 7.99%	2022 to 2027	29,442	29,890
8.00% to 8.99%	2021 to 2025	3,105	4,425
9.00% to 9.99%	2021 to 2026	12,400	16,900
		3,097,995	3,014,280

Notes payable to bank under revolving credit agreement, variable rate, due 2023		60,000	385,000
Unsecured notes payable:
Amortizing notes at 3.00% due 2022		40,635	60,502
Notes at 2.40% due 2031		400,000	-
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59% due 2029 through 2050		1,125,000	1,125,000
Notes at 4.28% due 2049		500,000	500,000
Notes ranging from 5.64% to 5.95%, due 2021 through 2034		45,460	45,461
		5,769,090	5,630,243

Current portion of long-term debt		79,660	84,353
Long-term debt, excluding current portion		5,689,430	5,545,890
Less: debt issuance costs		41,198	38,146
Long-term debt, excluding current portion, net of debt issuance costs		5,648,232	5,507,744

Total capitalization		$10,485,047	$10,191,621

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2020	$124,285	$3,379,057	$1,261,862	$(81,327)	$4,683,877
Net income	-	-	183,689	-	183,689
Dividends declared ($0.2507 per share)	-	-	(61,520)	-	(61,520)
Issuance of common stock under dividend reinvestment plan (98,904 shares)	49	4,112	-	-	4,161
Repurchase of stock (76,105 shares)	-	-	-	(3,262)	(3,262)
Equity compensation plan (192,407 shares)	97	(97)	-	-	-
Exercise of stock options (20,201 shares)	10	704	-	-	714
Stock-based compensation	-	2,631	(174)	-	2,457
Other	-	(31)	-	256	225
Balance at March 31, 2021	124,441	$3,386,376	$1,383,857	$(84,333)	$4,810,341
Net income	-	-	80,914	-	80,914
Dividends declared ($0.2507 per share)	-	-	(61,584)	-	(61,584)
Issuance of common stock under dividend reinvestment plan (90,654 shares)	46	4,049	-	-	4,095
Repurchase of stock (364 shares)	-	-	-	(17)	(17)
Equity compensation plan (4,874 shares)	2	(2)	-	-	-
Exercise of stock options (22,786 shares)	11	781	-	-	792
Stock-based compensation	-	2,316	(146)	-	2,170
Other	-	(148)	-	252	104
Balance at June 30, 2021	$124,500	$3,393,372	$1,403,041	$(84,098)	$4,836,815

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2019	$111,935	$2,636,555	$1,210,072	$(77,702)	$3,880,860
Net income	-	-	51,781	-	51,781
Dividends declared ($0.2343 per share)	-	-	(52,205)	-	(52,205)
Issuance of common stock from private placement (21,661,095 shares)	10,831	719,304	-	-	730,135
Issuance of common stock from stock purchase contracts (2,335,654 shares)	1,168	(1,168)	-	-	-
Issuance of common stock under dividend reinvestment plan (86,969 shares)	43	4,019	-	-	4,062
Repurchase of stock (81,722 shares)	-	-	-	(4,339)	(4,339)
Equity compensation plan (223,495 shares)	112	(112)	-	-	-
Exercise of stock options (56,106 shares)	28	922	-	-	950
Stock-based compensation	-	2,072	(147)	-	1,925
Other	-	(6)	-	-	(6)
Balance at March 31, 2020	124,117	$3,361,586	$1,209,501	$(82,041)	$4,613,163
Net income	-	-	74,629	-	74,629
Dividends declared ($0.2343 per share)	-	-	(57,414)	-	(57,414)
Expenses incurred for private placement issuance of common stock	-	(834)	-	-	(834)
Issuance of common stock under dividend reinvestment plan (100,148 shares)	50	3,949	-	-	3,999
Repurchase of stock (100 shares)	-	-	-	(4)	(4)
Equity compensation plan (4,594 shares)	2	(2)	-	-	-
Exercise of stock options (3,411 shares)	2	115	-	-	117
Stock-based compensation	-	1,918	(94)	-	1,824
Other	-	(37)	-	91	54
Balance at June 30, 2020	$124,171	$3,366,695	$1,226,622	$(81,954)	$4,635,534

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$264,603	$126,410
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	147,116	116,137
Deferred income taxes	19,594	(11,959)
Provision for doubtful accounts	16,511	11,599
Stock-based compensation	5,053	3,708
Gain on sale of other assets	(808)	(125)
Net change in receivables, inventory and prepayments	55,561	45,328
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(78,587)	(39,019)
Pension and other postretirement benefits contributions	(12,971)	(3,784)
Other	(3,204)	(3,093)
Net cash flows from operating activities	412,868	245,202
Cash flows used in investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $1,393 and $1,708	(404,557)	(293,090)
Acquisitions of utility systems, net	-	(3,467,060)
Net proceeds from the sale of other assets	960	232
Other	(184)	(17)
Net cash flows used in investing activities	(403,781)	(3,759,935)
Cash flows (used in) from financing activities:
Customers' advances and contributions in aid of construction	8,988	3,001
Repayments of customers' advances	(1,961)	(1,827)
Net repayments of short-term debt	(6,349)	(192,605)
Proceeds from long-term debt	760,176	2,838,664
Repayments of long-term debt	(619,477)	(1,627,300)
Change in cash overdraft position	(30,595)	8,590
Proceeds from issuance of common stock under dividend reinvestment plan	8,256	8,061
Proceeds from issuance of common stock from private placement	-	729,301
Proceeds from exercised stock options	1,506	1,067
Repurchase of common stock	(3,279)	(4,343)
Dividends paid on common stock	(123,104)	(109,619)
Other	329	48
Net cash flows (used in) from financing activities	(5,510)	1,653,038
Net change in cash and cash equivalents	3,577	(1,861,695)
Cash and cash equivalents at beginning of period	4,827	1,868,922
Cash and cash equivalents at end of period	$8,404	$7,227

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$74,752	$78,384
Non-cash customer advances and contributions in aid of construction	17,651	18,883

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at June 30, 2021, the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2021 and 2020, and the consolidated statements of cash flows and consolidated statements of equity for the six months ended June 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of only recurring accruals, which are necessary to present a fair statement of its consolidated financial position, consolidated changes in equity, consolidated results of operations, and consolidated cash flow for the periods presented, have been made.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	June 30, 2021				June 30, 2020
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$144,415	$24,312	$83,760	$-	$146,621	$23,631	$86,191	$-
Commercial	37,967	5,268	14,850	-	31,318	4,942	11,964	-
Fire protection	8,919	-	-	-	8,769	-	-	-
Industrial	7,747	410	521	-	7,120	396	1,880	-
Gas transportation & storage	-	-	37,789	-	-	-	40,235	-
Other water	12,714	-	-	-	6,695	-	-	-
Other wastewater	-	2,564	-	-	-	1,263	-	-
Other utility	-	-	5,971	3,489	-	-	5,684	5,831
Revenues from contracts with customers	211,762	32,554	142,891	3,489	200,523	30,232	145,954	5,831
Alternative revenue program	421	(50)	(5)	-	340	(83)	72	-
Other and eliminations	-	-	-	5,970	-	-	854	745
Consolidated	$212,183	$32,504	$142,886	$9,459	$200,863	$30,149	$146,880	$6,576

	Six Months Ended				Six Months Ended
	June 30, 2021				June 30, 2020
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$277,272	$48,673	$297,953	$-	$273,635	$46,246	$109,091	$-
Commercial	71,155	10,263	55,871	-	66,618	9,393	15,893	-
Fire protection	17,964	-	-	-	17,414	-		-
Industrial	14,736	854	1,478	-	14,062	842	2,314	-
Gas transportation & storage	-	-	115,593	-	-	-	49,704	-
Other water	23,157	-	-	-	13,855	-	-	-
Other wastewater	-	4,314	-	-	-	1,987	-	-
Other utility	-	-	15,151	7,315	-	-	6,905	9,544
Revenues from contracts with customers	404,284	64,104	486,046	7,315	385,584	58,468	183,907	9,544
Alternative revenue program	830	(4)	206	-	59	(105)	154	-
Other and eliminations	-	-	-	17,816	-	-	854	1,588
Consolidated	$405,114	$64,100	$486,252	$25,131	$385,643	$58,363	$184,915	$11,132

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

Aqua Infrastructure is the holding company for our former 49% investment in a joint venture that operated a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale of north central Pennsylvania. Prior to our October 30, 2020 sale of our investment in the joint venture, the joint venture earned revenues through providing non-utility raw water supply services to natural gas drilling companies which enter into water supply contracts. The performance obligation was to deliver non-potable water to the joint venture’s customers. Aqua Infrastructure’s share of the revenues recognized by the joint venture was reflected, net, in equity earnings in joint venture on our consolidated statements of operations and comprehensive income. Aqua Resources earned revenues by providing non-regulated water and wastewater services through an operating and maintenance contract which concluded in 2020, and continues to earn revenue through third party water and sewer service line protection and repair services. The performance obligations were performing agreed upon contract services to operate the water and wastewater system or allowing the use of our logo to a third-party water and sewer service line repair. Revenues are primarily recognized over time as service is delivered.

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

The Company accounted for the Peoples Gas Acquisition as a business combination using the acquisition method of accounting. The estimated purchase price was allocated to the net tangible and intangible assets based upon their estimated fair values at the date of the acquisition. The purchase price allocation was preliminary and was subject to revision through the end of the measurement period on March 15, 2021. During the first quarter of 2021, the Company recorded an adjustment to increase goodwill by $16,400 primarily reflecting an adjustment to deferred income taxes and the valuation of accounts receivable. Goodwill recorded for the Peoples Gas Acquisition is not expected to be deductible for tax purposes. The following table summarizes the purchase price allocation as of the acquisition date and measurement period adjustments as of March 15, 2021:

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

The results of Peoples have been included in our consolidated financial statements as of the Closing Date. Peoples contributed revenues of $188,181 and earnings of $31,753 for the period from the Closing Date to June 30, 2020. The following pro forma summary presents consolidated unaudited information as if the Peoples Gas Acquisition had occurred on January 1, 2019:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Operating revenues	$384,468	$921,121
Net income	74,629	211,921

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

Water and Wastewater Utility Acquisitions - Completed

In August 2021, the Company acquired the water utility system assets of The Commons Water Supply, Inc., which serves 992 customers in Harris County, Texas. The total cash purchase price for the utility system was $4,000.

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

Water and Wastewater Utility Acquisitions – Pending Completion

In July 2021, the Company entered into a purchase agreement to acquire the water utility assets of Shenandoah Borough, Pennsylvania which consists of approximately 2,930 customers for $12,000.  In April 2021, the Company entered into a purchase agreement to acquire certain water or wastewater utility assets of Oak Brook, Illinois which consists of approximately 2,121 customers for $12,500. In January 2021, the Company entered into purchase agreements to acquire, in separate transactions, the wastewater utility system assets of East Whiteland Township, Pennsylvania and Willistown Township, Pennsylvania which consist of approximately 10,500 customers for $72,400. In December 2020, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Village of Bourbonnais, Illinois, which consists of approximately 6,500 customers for $32,100. In September 2020, the Company entered into a purchase agreement to acquire the wastewater utility system assets of Lower Makefield Township, Pennsylvania, which consists of approximately 11,000 customers for $53,000.

The purchase price for these pending acquisitions are subject to certain adjustments at closing, and are subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of these acquisitions by utilizing our revolving credit facility until permanent debt and common equity are secured. The closings of our acquisitions of East Whiteland Township and Willistown Township are expected to occur in the second quarter of 2022, closing for the Village of Bourbonnais is expected to occur before the end of 2021, and closing for the wastewater assets of Lower Makefield Township is expected to occur in the first quarter of 2022. Closing for our utility acquisitions are subject to the timing of the regulatory approval process. The closing of our Shenandoah acquisition is expected to occur in the second half of 2022.  The closing of our Oak Brook acquisition is expected to occur in the first quarter of 2023.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In September 2019, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consists of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. In May 2020, Delaware County, Pennsylvania filed a lawsuit alleging that DELCORA does not have the legal authority to establish and fund a customer trust with the net proceeds of the transaction. In December 2020, the judge in the Delaware County Court lawsuit issued an order that (1) the County cannot interfere with the purchase agreement between DELCORA and the Company; (2) the County cannot terminate DELCORA prior to the closing of the transaction; and (3) that the establishment of the customer trust was valid. Delaware County appealed this decision to Commonwealth Court of Pennsylvania, where this case is continuing. The administrative law judges in the regulatory approval process recommended that the Company’s application be denied, and subsequently, the Company provided exceptions to the recommended decision. On March 25, 2021, the Pennsylvania Public Utility Commission ruled that the case be remanded back to the Office of Administrative Law Judge and vacated the original administrative law judges’ decision. On April 16, 2021, the administrative law judge issued an order staying the proceeding until the Delaware County Court lawsuit is final and unappealable. The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of this acquisition by the issuance of common stock and by utilizing our revolving credit facility until permanent debt is secured. Closing of our acquisition of DELCORA is expected to occur in 2022, subject to the timing of the regulatory approval process and DELCORA’s above-referenced litigation with Delaware County.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 4 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2020	$58,659	$2,261,047	$4,841	$2,324,547
Goodwill acquired	-	-	-	-
Measurement period purchase price allocation adjustments	-	16,400	-	16,400
Reclassification to utility plant acquisition adjustment	(111)	-	-	(111)
Balance at June 30, 2021	$58,548	$2,277,447	$4,841	$2,340,836

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 6 – Capitalization

In April 2021, the Company filed a universal shelf registration through a filing with the Securities and Exchange Commission (“SEC”) to allow for the potential future offer and sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities and other securities specified therein at indeterminate prices.

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

The Company may elect to settle the forward equity sale agreement by means of a physical share settlement, net cash settlement, or net share settlement, on a settlement date or dates, no later than August 10, 2021. As of June 30, 2021, the Company has not settled any portion of the forward equity sale agreement. The Company expects to settle the forward equity sale agreement in full by physical share settlement on August 9, 2021. The forward equity sale agreement provides that the forward price will be computed based upon the initial forward price of $46.00 per share, and is subsequently adjusted for a floating interest rate factor equal to a specified daily rate less a spread and scheduled dividends during the term of the agreement. As of June 30, 2021, the forward price was $44.77 per share. Under limited circumstances or certain unanticipated events, the forward purchaser also has the ability to require the Company to physically settle the forward equity sale agreement in shares prior to the maturity date.

Private Placement

On March 29, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Canada Pension Plan Investment Board (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Private Placement”) 21,661,095 newly issued shares of common stock, par value $0.50 per share (the “Common Stock”). On March 16, 2020, in connection with the closing of the Peoples Gas Acquisition, the Company closed on the Private Placement and received gross proceeds of $749,907, less expenses of $20,606. In June 2021, the Company filed a registration statement on Form S-3 ASR registering the Private Placement shares for resale.

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

Each Unit consists of a prepaid stock purchase contract and an amortizing note due April 30, 2022, each issued by the Company. Unless earlier settled or redeemed, each stock purchase contract will automatically settle on April 30, 2022 (subject to postponement in limited circumstances) for between 1.1790 and 1.4442 shares of the Company’s common stock, subject to adjustment, based upon the applicable market value of the common stock, as described in the final prospectus supplement relating to the Units. There were no stock purchase contracts early settled by the holders of the contracts during the six months ended June 30, 2021. As of June 30, 2021, 6,088,862 stock purchase contracts have been early settled by the holders of the contracts, resulting in the issuance of 7,182,255 shares of the Company’s common stock. The balance of stock purchase contracts is 7,711,138. The amortizing notes have an initial principal amount of $8.62909, or $119,081 in aggregate, and bear interest at a rate of 3.00% per year, and pay equal quarterly cash installments of $0.75000 per amortizing note (except for the July 30, 2019 installment payment, which was $0.80833 per amortizing note), that will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate will be equivalent to 6.00% per year with respect to each $50 stated amount of the Units. The amortizing notes represent unsecured senior obligations of the Company.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Long-term Debt and Loans Payable

On April 15, 2021, the Company’s operating subsidiary, Aqua Ohio, Inc., issued $100,000 of first mortgage bonds, of which $50,000 is due in 2031 and $50,000 is due in 2051, with interest rates of 2.37% and 3.35%, respectively. The proceeds from these bonds were used for general corporate purposes and to repay existing indebtedness. Further, on April 19, 2021, the Company issued $400,000 of long-term debt, less expenses of $4,010, which is due in 2031 with an interest rate of 2.40%. The Company used the proceeds from this issuance to repay $50,000 of borrowings under the Aqua Pennsylvania revolving credit facility, and the balance was used to repay in full the borrowings under its existing five year unsecured revolving credit agreement.

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

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 7 – Financial Instruments

The Company follows the FASB’s accounting guidance for fair value measurements and disclosures, which defines fair value and establishes a framework for using fair value to measure assets and liabilities. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1: unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

●

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

●	Level 3: inputs that are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended June 30, 2021.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of June 30, 2021 and December 31, 2020, the carrying amount of the Company’s loans payable was $71,849 and $78,198, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents, is determined based on Level 1 methods and assumptions. As of June 30, 2021 and December 31, 2020, the carrying amounts of the Company's cash and cash equivalents was $8,404 and $4,827, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of June 30, 2021 and December 31, 2020, the carrying amount of these securities was $27,975 and $25,780, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Unrealized gain and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net gain (loss) recognized during the period on equity securities	$251	$(7)	$499	$(61)
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$251	$(7)	$499	$(61)

The net gain (loss) recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	June 30,	December 31,
	2021	2020
Carrying amount	$5,769,090	$5,630,243
Estimated fair value	6,254,857	6,366,030

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $108,605 as of June 30, 2021, and $99,014 as of December 31, 2020. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates. Portions of these non-interest-bearing instruments are payable annually through 2031, and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest-bearing feature.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Average common shares outstanding during the period for basic computation	254,769	254,167	254,667	245,144
Effect of dilutive securities:
Forward equity sale agreement	285	-	147	-
Issuance of common stock from private placement	-	-	-	8,926
Employee stock-based compensation	387	267	454	382
Average common shares outstanding during the period for diluted computation	255,441	254,434	255,268	254,452

For the three and six months ended June 30, 2020, the average common shares outstanding during the period for diluted computation reflects the impact of the issuance of common stock from the March 16, 2020 private placement as if the shares were issued on January 1, 2020.

The average common shares outstanding during the period for basic computation includes the weighted-average impact of 9,091,179 shares for both the three and six months ended June 30, 2021, and 9,091,179 and 9,653,184 shares for the three and six months ended June 30, 2020, respectively, based on the minimum number of shares of 9,091,179 to be issued in April 2022 upon settlement of the stock purchase contracts issued in April 2019 under the tangible equity units.

For the three and six months ended June 30, 2021 and 2020, all of the Company’s employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise employee stock options was less than the average market price of the Company’s common stock during these periods. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 9 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the Plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At June 30, 2021, 2,133,751 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock-based compensation within operations and maintenance expenses	$1,290	$966	$2,931	$1,447
Income tax benefit	364	265	826	408

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the PSU transactions for the six months ended June 30, 2021:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	283,007	$34.57
Granted	152,142	43.18
Performance criteria adjustment	28,057	53.63
Forfeited	(3,584)	46.81
Share units issued	(141,328)	31.36
Nonvested share units at end of period	318,294	41.54

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the six months ended June 30, 2021 and 2020 was $43.18 and $55.65, respectively. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months. The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock-based compensation within operations and maintenance expenses	$761	$554	$1,365	$1,032
Income tax benefit	212	154	381	290

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the RSU transactions for the six months ended June 30, 2021:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	163,906	$40.80
Granted	85,829	44.44
Stock units vested and issued	(49,182)	35.27
Forfeited	(1,742)	42.08
Nonvested stock units at end of period	198,811	43.72

The per unit weighted-average fair value at the date of grant for RSUs granted during the six months ended June 30, 2021 and 2020 was $44.44 and $49.48, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock-based compensation within operations and maintenance expenses	$90	$265	$301	$766
Income tax benefit	26	75	86	217

The Company did not grant stock options for the six months ended June 30, 2021 and 2020.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the six months ended June 30, 2021:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	948,270	$35.22
Granted	-	-
Forfeited	(4,728)	35.89
Expired	(894)	34.28
Exercised	(42,987)	35.04
Outstanding at end of period	899,661	$35.22	7.3	$9,426,549

Exercisable at end of period	663,450	$34.95	7.2	$7,125,309

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock-based compensation within operations and maintenance expenses	$12	$99	$106	$117
Income tax benefit	4	29	31	34

The following table summarizes restricted stock transactions for the six months ended June 30, 2021:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock at beginning of period	13,228	$34.02
Granted	-	-
Vested	(11,952)	33.47
Nonvested restricted stock at end of period	1,276	39.19

The Company did not grant restricted stock for the six months ended June 30, 2021. The weighted-average fair value at the date of grant for restricted stock awards granted during the six months ended June 30, 2020 was $33.47.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock-based compensation within operations and maintenance expenses	$175	$170	$350	$345
Income tax benefit	51	49	101	100

The following table summarizes stock award transactions for the six months ended June 30, 2021:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	7,728	45.28
Vested	(7,728)	(45.28)
Nonvested stock awards at end of period	-	-

The weighted-average fair value at the date of grant for stock awards granted during the six months ended June 30, 2021 and 2020 was $45.28 and $40.80, respectively.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 10 – Pension Plans and Other Postretirement Benefits

The Company maintains a qualified defined benefit pension plan (the “Pension Plan”), a nonqualified pension plan, and other postretirement benefit plans for certain of its employees. On March 16, 2020, we completed the Peoples Gas Acquisition and assumed the pension and other postretirement benefit plans for its employees. The operating results of Peoples has been included in our consolidated financial statements since the date of acquisition. On April 1, 2020, the Company merged the pension plans acquired in the Peoples Gas Acquisition into the Company’s legacy Pension Plan.

The following tables provide the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$876	$989	$1,953	$1,792
Interest cost	3,255	3,630	6,316	6,361
Expected return on plan assets	(5,791)	(5,657)	(11,698)	(9,897)
Amortization of prior service cost	140	148	280	296
Amortization of actuarial loss	727	1,992	1,797	3,984
Net periodic benefit cost	$(793)	$1,102	$(1,352)	$2,536

	Other
	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$699	$658	$1,398	$952
Interest cost	839	986	1,678	1,717
Expected return on plan assets	(1,039)	(1,107)	(2,078)	(1,857)
Amortization of prior service credit	(108)	(116)	(216)	(232)
Amortization of actuarial loss	55	156	110	312
Net periodic benefit cost	$446	$577	$892	$892

The net periodic benefit cost is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the Company’s employees, mortality, turnover, and medical costs. The Company presents the components of net periodic benefit cost other than service cost in the consolidated statements of operations and comprehensive income on the line item “Other”.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company made cash contributions of $12,664 to its Pension Plan during the first six months of 2021, and intends to make cash contributions of $2,111 to the Pension Plan during the remainder of 2021.

During the second quarter of 2021, the Company remeasured its Pension Plan’s obligations and assets due to a plan amendment, effective May 1, 2021, that ended benefit accrual for a certain group of participants in the Pension Plan.  The remeasurement resulted in a decrease in pension benefit obligation and regulatory assets totaling $20,732, of which $17,520 is attributable to the increase in the discount rate assumption from 2.57% at December 31, 2020 to 3.08% at May 1, 2021, and $3,212 is due to the curtailment of benefits. All other assumptions used for the remeasurement were consistent with the valuation as of December 31, 2020.

Note 11 – Rate Activity

During the first six months of 2021, the Company’s water and wastewater utility operating divisions in New Jersey, Ohio, Virginia and Indiana were granted base rate increases designed to increase total operating revenues on an annual basis by $2,643 and one of its gas utility operating divisions in Kentucky was granted a rate increase designed to increase annual revenues by $747. Further, during the first six months of 2021, the Company received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $12,894 in its water and wastewater utility operating divisions in Pennsylvania and North Carolina.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 12 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Property	$9,570	$8,275	$17,284	$15,308
Gross receipts, excise and franchise	3,949	3,579	7,633	6,701
Payroll	4,718	4,693	11,474	8,973
Regulatory assessments	847	698	1,685	1,398
Pumping fees	1,464	1,487	2,590	2,568
Other	572	701	1,495	921
Total taxes other than income	$21,120	$19,433	$42,161	$35,869

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents information about the Company’s reportable segments, including the operating results and capital expenditures of the Regulated Natural Gas segment for the period since the completion of the Peoples Gas Acquisition on March 16, 2020:

	Three Months Ended				Three Months Ended
	June 30, 2021				June 30, 2020
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$248,177	$141,562	$7,293	$397,032	$234,086	$146,880	$3,502	$384,468
Operations and maintenance expense	77,801	52,334	(2,620)	127,515	76,645	50,876	1,083	128,604
Purchased gas	-	39,788	5,109	44,897	-	41,593	1,827	43,420
Depreciation and amortization	45,546	28,121	505	74,172	42,748	25,727	1,417	69,892
Taxes other than income taxes	16,044	4,638	438	21,120	14,899	3,991	543	19,433
Operating income (loss)	108,786	16,681	3,861	129,328	99,794	24,693	(1,368)	123,119
Interest expense, net	27,122	20,422	4,154	51,698	25,970	9,334	16,166	51,470
Allowance for funds used during construction	(4,438)	(468)	-	(4,906)	(1,911)	(319)	-	(2,230)
Equity earnings in joint venture	-	-	-	-	-	-	(470)	(470)
Other	(1,940)	(439)	215	(2,164)	(454)	78	(366)	(742)
Income before income taxes	88,042	(2,834)	(508)	84,700	76,189	15,600	(16,698)	75,091
Provision for income taxes (benefit)	9,193	(4,739)	(668)	3,786	7,194	(2,399)	(4,333)	462
Net income (loss)	$78,849	$1,905	$160	$80,914	$68,995	$17,999	$(12,365)	$74,629

	Six Months Ended				Six Months Ended
	June 30, 2021				June 30, 2020
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$476,530	$484,677	$19,390	$980,597	$450,283	$184,915	$4,855	$640,053
Operations and maintenance expense	156,148	103,660	(7,218)	252,590	150,339	59,533	25,369	235,241
Purchased gas	-	162,676	14,374	177,050	-	53,966	2,224	56,190
Depreciation and amortization	90,684	55,711	721	147,116	84,259	30,234	1,644	116,137
Taxes other than income taxes	31,465	9,085	1,611	42,161	29,386	4,652	1,831	35,869
Operating income (loss)	198,233	153,545	9,902	361,680	186,299	36,530	(26,213)	196,616
Interest expense, net	53,582	37,719	10,779	102,080	51,505	11,926	18,126	81,557
Allowance for funds used during construction	(7,685)	(155)	-	(7,840)	(4,823)	(355)	-	(5,178)
Equity earnings in joint venture	-	-	-	-	-	-	(343)	(343)
Other	(3,369)	(867)	(1,479)	(5,715)	367	(756)	1,221	832
Income before income taxes	155,705	116,848	602	273,155	139,250	25,715	(45,217)	119,748
Provision for income taxes (benefit)	12,826	(4,307)	33	8,552	10,321	(5,820)	(11,163)	(6,662)
Net income (loss)	$142,879	$121,155	$569	$264,603	$128,929	$31,535	$(34,054)	$126,410
Capital expenditures	$247,911	$156,252	$394	$404,557	$217,373	$75,458	$259	$293,090

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
	2021	2020
Total assets:
Regulated water	$8,158,852	$7,838,034
Regulated natural gas	5,594,238	5,303,507
Other	180,902	563,736
Consolidated	$13,933,992	$13,705,277

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of June 30, 2021, the aggregate amount of $17,510 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, the Company has insurance coverage for certain of these loss contingencies, and as of June 30, 2021, estimates that approximately $3,327 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

During a portion of 2019, the Company initiated a do not consume advisory for some of its water customers in one division served by the Company’s Illinois subsidiary. During the second quarter of 2021, an immaterial amount has been accrued for a portion of the fine or penalty that we determined to be probable and estimable of being incurred.  In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint seeks class action certification, attorney's fees, and "damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park, Illinois. The complaint contains allegations of damages as a result of supplied water that exceeded the standards established by the federal Lead and Copper Rule. The complaint is in the discovery phase and class certification has not been granted. The Company is vigorously defending against this claim. A claim for the expenses incurred has been submitted to the Company’s insurance carrier for potential recovery of a portion of these costs, and on August 3, 2020, the Company received $2,874 in insurance proceeds. The Company continues to assess the potential loss contingency on this matter. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no other pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $1,535 at June 30, 2021 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

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

Note 15 – Income Taxes

On March 16, 2020, the Company completed the Peoples Gas Acquisition. On March 31, 2020, the Company changed the method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas subsidiary, its largest natural gas subsidiary in Pennsylvania. This change allows a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. The Company is performing an analysis to determine the ultimate amount of qualifying utility asset improvement costs eligible to be deducted under the IRS’s final tangible property regulations that will be reflected on its 2021 and 2020 Federal Tax Return.  As a result, the Company has estimated a portion of its infrastructure investment at Peoples Natural Gas since the acquisition date that will qualify as a utility system repairs deduction for 2021 and 2020.  Consistent with the Company’s accounting for differences between book and tax expenditures in Pennsylvania, the Company is utilizing the flow-through method to account for this timing difference. The Company completed its analysis of the income tax benefits for qualifying capital expenditures made prior to March 16, 2020 (“catch-up adjustment”) and recorded a regulatory liability of $160,655 for these tax benefits which will remain on the consolidated balance sheet pending regulatory guidance. In August 2020, the Company filed a petition with the Pennsylvania Public Utility Commission proposing treatment of the catch-up adjustment. On March 11, 2021, the Company and the statutory advocates filed a Joint Petition of Settlement (“Settlement”) representing a settlement of the parties and on May 6, 2021 it was approved by the Pennsylvania Public Utility Commission. The Settlement stipulates, among other points, that the catch-up adjustment be provided to utility customers over a five-year period, and the Company can continue to use flow-through accounting for the current tax repair benefit until its next base rate case. In addition, the Company will provide $5,000 in relief to regulated natural gas customer past-due accounts receivable impacted by the COVID-19 pandemic, as well as making a $500 contribution to a customer-bill payment assistance program.

The Company’s effective tax rate was 4.5% and 3.1% for the three and six months ended June 30, 2021, respectively.  The Company’s effective tax rate was 0.6% and (5.6)% for the three and six months ended June 30, 2020, respectively.  The increase in the effective tax rate for the second quarter can be attributed to an increase in our income before income taxes as compared to the prior period, and a decrease in the income tax benefit recognized due to a lower tax deduction for qualifying infrastructure recognized.  The increase in the effective tax rate for the six months ended June 30, 2021 over the first six months of 2020 is due to an increase in our income before income taxes as compared to the prior period, and offset by an increase in the income tax benefit recognized due to additional tax deduction for qualifying infrastructure recognized. The statutory Federal tax rate is 21% for three and six months ended June 30, 2021 and 2020. For states with a corporate net income tax, the state corporate net income tax rates range from

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

2.5% to 9.99% for all periods presented. In determining its interim tax provision, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations. Qualifying utility asset improvement costs and the amortization of excess deferred income taxes caused the year-to-date effective tax rate to be significantly different from the statutory rate.

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

COVID-19 Pandemic

We provide a critical service to our customers, which means that it is paramount that we keep our employees who operate the business safe and informed while supporting our customers and assuring the continuity of our operations. We continue to monitor the COVID-19 pandemic and continue to take steps to mitigate the potential risks to our employees. We continue to implement strong physical and cyber-security measures in an effort to ensure that our systems remain functional in order to both serve our operational needs with a hybrid workforce and maintain uninterrupted service to our customers.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

We continue to monitor developments affecting our business, workforce, and suppliers and take additional precautions as we believe are warranted. We are continuing with our capital investment program and continue to work with our suppliers to monitor and address the risks present in our supply chain. While we have experienced some delays in certain materials, we have been able to adjust our purchasing procedures to secure and stock the necessary materials without materially impacting our operations or capital investment program. We are actively monitoring our utility billings for changes in residential, commercial and industrial usage. In response to concerns about customer economic hardship and affordability during the COVID-19 pandemic, our state regulators mandated the temporary curtailment of certain collection practices, such as disconnections from utility service. In addition, we are monitoring collections of customer utility accounts as to potential impacts on cash flows, and increased expenses for costs associated with workforce-related expenses, security and cleaning of company offices and operating facilities, as well as other one-time expenses above the expense amounts included in general rates. In most of the states where we operate, regulators have allowed utilities to resume disconnections from utility service for certain customers who have unpaid balances. In eight of the ten states in which we operate regulated utilities, public utility commissions issued guidance for utilities to defer COVID-19 expenses in anticipation of seeking recovery in a future rate proceeding, and we continue to evaluate the impact of this guidance.

While the pandemic presents risks to the Company's business, as further described in the Company’s 2020 Form 10-K in Part II, Item 1A — Risk Factors, as of the date of this report, the Company has not experienced any material financial or operational impacts related to COVID-19. Despite our efforts, the potential for a material negative impact on the Company exists as the COVID-19 pandemic also depends on factors beyond our knowledge, control, or ability to predict, including the duration and severity of this pandemic, the emergence of new variants of the virus, the development and availability of effective treatments and vaccines, as well as third party actions taken to contain its spread and mitigate its public health effects.

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

During the first six months of 2021, we incurred $404,557 of capital expenditures, issued $760,176 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $625,826. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, construction of natural gas fueled energy plants, well and booster improvements, information technology improvements, and

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

other enhancements and improvements. The issuance of long-term debt was for funds borrowed under our revolving credit facility and used for capital expenditures.

In August 2020, we entered into a forward equity sale agreement for 6,700,000 shares of common stock with affiliates of a certain underwriter (“forward purchaser”). In connection with the forward equity sale agreement, the forward purchaser borrowed an equal number of shares of our common stock from stock lenders and sold the borrowed shares to the public. We will not receive any proceeds from the sale of our common stock by the forward purchaser until settlement of all or a portion of the forward equity sale agreement. As of June 30, 2021, we have not settled any portion of the forward equity sale agreement. We expect to settle the forward equity sale agreement in full by physical share settlement on August 9, 2021. The net proceeds are expected to be used for general corporate purposes, including for water and wastewater utility acquisitions, working capital and capital expenditures.

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

Associated with the approval of the Peoples Gas Acquisition from the Pennsylvania Public Utility Commission, the Company has committed to addressing the replacement of gathering pipe over a seven year timeframe for an estimated cost of $120,000, which will be recoverable through customer rates. Additionally, the Company has committed to provide $23,004 of one-time customer rate credits to its Pennsylvania natural gas utility customers and water and wastewater customers served by Aqua Pennsylvania. The Company granted $4,080 of customer rate credits to its water and wastewater customers during the third quarter of 2020, and $18,924 was granted to its natural gas utility customers in the fourth quarter of 2020 to satisfy the $23,004 commitment.

On March 31, 2020, we changed the method of tax accounting for the certain qualifying infrastructure investments at Peoples Natural Gas, our largest gas subsidiary in Pennsylvania.  This change allows a tax deduction for qualifying capital expenditures, including those made prior to March 16, 2020 (“catch-up adjustment”) that have been deferred and recorded as a regulatory liability on the consolidated balance sheet.  As a result of a settlement agreement approved by the Pennsylvania Public Utility Commission, the income tax benefits associated with the catch-up adjustment of $160,655 will be refunded to utility customers over a five-year period starting in August 2021.  In addition, the Company will provide $5,000 in relief to regulated natural gas customer past-due accounts receivable impacted by the COVID-19 pandemic, as well as making a $500 contribution to a customer-bill payment assistance program.

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

At June 30, 2021 we had $8,404 of cash and cash equivalents compared to $4,827 at December 31, 2020. During the first six months of 2021, we used the proceeds from long-term debt and internally generated funds to fund the cash requirements discussed above and to pay dividends.

At June 30, 2021 our $1,000,000 unsecured revolving credit facility, which expires in December 2023, had $916,691 available for borrowing. Additionally, at June 30, we had short-term lines of credit of $235,500, of which $163,651 was available for borrowing. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of June 30, $58,151 was available for borrowing. Another one of our short-term lines of credit is a Peoples Natural Gas Companies $100,000 364-day unsecured revolving credit facility with two banks, which is used to provide working capital, and as of June 30, 2021, $70,000 was available for borrowing. Our short-term lines of credit of $235,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

Results of Operations

Analysis of Second Quarter of 2021 Compared to Second Quarter of 2020

Consolidated results

Operating revenues increased by $12,564 or 3.3% for the three months ended June 30, 2021, as compared to the same period in 2020. Revenues from our Regulated Water segment and Other business segment increased by $14,091 and $3,791, respectively. These increases were offset by the decrease in revenues from our Regulated Natural Gas segment of $5,318 for the quarter ended June 30, 2021. Refer below for further details on the changes on Regulated Water and Regulated Natural Gas segment revenues. The increase in our Other business segment revenue is largely due to higher purchased gas revenues of $3,282 from our non-regulated gas operations, which has a corresponding offset in expense.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Operations and maintenance decreased by $1,089 or 0.8%, primarily due to:

•insurance expense decreased by $1,409 for reduced insurance claims;

•contributions to charitable trust decreased by $3,100;

•COVID-19 pandemic related expenses decreased by $3,525; and,

•offset by the increase in employee related costs of $4,558, increase in production costs for water and wastewater operations of $1,224 and additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $988.

Purchased gas increased by $1,477 or 3.4%. Purchased gas represents the cost of gas sold by Peoples for the regulated and non-regulated gas business and has a corresponding offset in revenue. This expense decreased for the regulated gas business by $1,805 and increased for the non-regulated business by $3,282.

Depreciation expense increased by $4,839 or 7.1%, principally due to continued capital expenditures to expand and improve our utility facilities, and our acquisitions of new utility systems.

Amortization decreased by $559 or 28.4% primarily due to the completion of the recovery of our costs associated with various rate filings.  Expenses associated with filing rate cases are deferred and amortized over periods that generally range from one to three years.

Taxes other than income taxes increased by $1,687 or 8.7%. Public utility realty tax expense for Pennsylvania increased by $715 and property tax expense went up by $443 for the gas business during the current period.

Interest expense increased by $370 or 0.7% for the quarter primarily due to the increase in average borrowings.

Interest income increased by $142 or 72.4%, due to higher investment rates.

Allowance for funds used during construction (“AFUDC”) increased by $2,676 or 120.0% due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Equity earnings from the joint venture was $470 in 2020 and our investment in the joint venture was sold in October 2020.

Other expense, which largely consist of the non-service cost component of our net benefit cost for pension benefits, decreased by $1,219 or 168.8% during the quarter compared to the same period in the

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

prior year. This is primarily driven by improved investment returns as a result of favorable market experience from the prior period.

Our effective income tax rate was 4.5% in the second quarter of 2021 and 0.6% in the second quarter of 2020. The increase in the effective tax rate for the second quarter can be attributed to an increase in our income before income taxes of $9,609 as compared to the prior period, and a decrease in the income tax benefit recognized due to a lower tax deduction for qualifying infrastructure recognized.

Net income increased by $6,285 or 8.4% primarily as a result of the factors described above.

Regulated Water Segment

Our Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies which are organized by the states where the Company provides water and wastewater services. The Regulated Water segment is aggregated into one reportable segment.

Revenues increased by $14,091 or 6.0% for the second quarter of 2021 as compared to the same period in 2020, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $7,850 (net of $214 refund of the tax benefit associated with the Tax Cuts and Jobs Act);

•additional water and wastewater revenues of $2,660 associated with a larger customer base due to utility acquisitions and organic growth; and

•an increase in customer water and wastewater volumes amounting to $3,003 associated with increased usage largely from our commercial customers; offset by foregone water revenue of $203 as a result of an advisory for some of our water utility customers served by our Illinois subsidiary. We expect this impact on revenues resulting from the advisory to continue in the third quarter of 2021.

Operations and maintenance expense for the three months ended June 30, 2021 was $77,801 (31.3% of revenues) compared to $76,645 (32.7% of revenues) in the prior period. The increase of $1,156 or 1.5% was primarily due to the following:

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $988;

•increase in labor and benefits expense of $1,862;

•increase in production costs for water and wastewater operations of $1,224;

•expenses of $401 associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary, which is offset by the prior year effect of expenses of $452 recognized in the first six months of 2020. We expect the expenses associated with remediating the advisory to continue in the third quarter of 2021; offset by

•the decrease in COVID-19 pandemic related expenses of $2,687.

Depreciation and amortization increased by $2,798 or 6.5% primarily due to continued capital spend.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Taxes other than income taxes increased by 1,145 or 7.7% primarily due to higher public utility realty tax expense for Pennsylvania of $715 which covers the years 2020 and 2021.

Interest expense, net, increased by $1,152 or 4.4% for the quarter primarily due to the increase in average borrowings.

AFUDC increased by $2,527 or 132.2% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other expense decreased by $1,486 primarily due to the decrease in the non-service cost component of our net benefit cost for pension benefits. This is driven by improved investment returns as a result of favorable market experience from the prior period.

Regulated Natural Gas Segment

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating revenues (GAAP)	$141,562	$146,880	$484,677	$184,915
Purchased gas	39,788	41,593	162,676	53,966
Gross margin (non-GAAP)	101,774	105,287	322,001	130,949

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

Operating revenues from the Regulated Natural Gas segment decreased by $5,318 or 3.6% due to:

•volumes decreased by $4,830 due to warmer weather during the second quarter of 2021 as compared to the same period in 2020;

•purchased gas adjustment revenues decreased by $1,805 mainly due to lower volumes of gas sold, offset by the impact of higher rates during the current period;

•increased refund of the tax benefit associated with the Tax Cuts and Jobs Act of $755; and,

•offset by higher average delivery rates of $1,097, incremental universal service revenue of $570 and growth in warranty revenues of $301.

Operations and maintenance expense for the three months ended June 30, 2021 increased by $1,458 or 2.9% primarily due to the following:

•increase in employee related costs of $1,733; and

•increase in outside services expense of $677; offset by

•the decrease in COVID-19 pandemic related expenses of $838.

Purchased gas decreased by $1,805 or 4.3% which has a corresponding offset in revenues.

Depreciation and amortization increased by $2,394 or 9.3% primarily due to continued capital spend.

Taxes other than income taxes increased by $647 or 16.2% mainly due to higher property tax expense.

Interest expense, net, increased by $11,088 or 118.8% for the quarter due to additional borrowings in the second quarter of 2021 as compared to the same period of 2020.

AFUDC increased by $149 or 46.7% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Net income for the Regulated Natural Gas segment decreased by $16,094 or 89.4% during the second quarter of 2021 as compared to the same period in 2020 as a result of the factors described above.

Analysis of First Six Months of 2021 Compared to First Six Months of 2020

Consolidated results

Operating revenues increased by $340,544 or 53.2% for the six months ended June 30, 2021, as compared to the same period in 2020. Revenues from our regulated water segment increased by $26,247, regulated gas segment by $299,762 and other business segment by $14,535. Upon closing on the Peoples

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Gas Acquisition on March 16, 2020, the first quarter of 2020 only represented 16 days of Peoples Gas’ operating results, compared to the full period in the first quarter of 2021. Total operating revenues from Peoples Gas during for the first six months of 2020 and 2021 were $188,181 and $501,924, respectively.

Consolidated operations and maintenance expenses increased by $17,349 or 7.4%, primarily due to:

•the timing of the People’s Natural Gas acquisition that resulted an increase in operations and maintenance expense of $42,864 for the first quarter of 2021 as compared to the same period in 2020;

•an increase in employee related costs of $8,040;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $1,766; and

•an increase in outside services and maintenance expenses of $1,870; offset by

•a decrease in insurance expense of $5,434 for reduced insurance claim reserve requirements;

•a decrease in contributions to charitable trust of $3,100;

•a decrease in COVID-19 pandemic related costs of $2,686; and,

•the prior year effect of transaction expenses of $25,397 in the first quarter of 2020 for the Peoples Gas Acquisition, primarily representing expenses associated with investment banking fees, employee related expenses, obtaining regulatory approvals, legal expenses, and integration planning.

Purchased gas increased by $120,860 or 215.1%. Purchased gas represents the cost of gas sold by Peoples for regulated and non-regulated gas business. This expense increased by $108,710 and $12,150 for the regulated gas and non-regulated gas business, respectively, mainly due to the timing of the Peoples Gas acquisition.

Depreciation expense increased by $30,910 or 27.2%, primarily due to depreciation expense associated with our completion of the Peoples Gas Acquisition on March 16, 2020 and the utility plant placed in service, significant capital expenditures made to expand and improve our utility facilities, and our acquisitions of new utility systems.

Amortization slightly increased by $69 or 2.6% during the period as compared to the prior period.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Taxes other than income taxes increased by $6,292 or 17.5% principally due to increase in payroll taxes of $2,769 and other taxes of $1,649 associated with acquired operations, primarily the Peoples Gas Acquisition.

Interest expense increased by $16,017 or 18.5% primarily due to the following items:

•an increase in average borrowings; and

•interest on debt assumed in the Peoples Gas Acquisition; offset by

•a decrease in our effective interest rate.

Interest income decreased by $4,506 or 86.1%, primarily due to the utilization of the proceeds held from our 2019 equity and debt offerings to close the Peoples Gas Acquisition on March 16, 2020.

AFUDC increased by $2,662 or 51.4% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Equity earnings in joint venture was $343 in 2020 and our investment in the joint venture was sold in October 2020.

Other expense decreased by $6,369 or 665.5% primarily due to the decrease in the non-service cost component of our net benefit cost for pension benefits. This is driven by improved investment returns as a result of favorable market experience from the prior period.

Our effective income tax rate was 3.1% for the six months ended June 30, 2021 and (5.6%) for the same period in the prior year. The increase in the effective tax rate for the six months ended June 30, 2021 over the first six months of 2020 is due to an increase in our income before income taxes as compared to the prior period, and offset by an increase in the income tax benefit recognized due to additional tax deduction for qualifying infrastructure recognized.

Net income increased by $138,193 or 109.3% primarily because of the factors described above.

Regulated Water Segment

Revenues from our Regulated Water segment for the first six months of 2021 increased by $26,247 or by 5.8%, as a result of the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $14,030 (net of $583 refund of the tax benefit associated with the Tax Cuts and Jobs Act);

•additional water and wastewater revenues of $5,935 associated with a larger customer base due to utility acquisitions and organic growth; and

•an increase in customer water and wastewater volumes of $5,352; offset by foregone water revenue of $550 as a result of an advisory for some of our water utility customers served by our

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Illinois subsidiary. We expect this impact on revenues resulting from the advisory to continue in the third quarter of 2021.

Operations and maintenance expense was $156,148 (32.8% of revenues) compared to $150,339 (33.4% of revenues) in the prior period. The increase of $5,809 or 3.9% was principally due to the following:

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $1,766;

•increase in labor and benefits expense of $4,232;

•increase in outside services and maintenance expenses of $1,193;

•expenses of $1,070 associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary, which is offset by the prior year effect of expenses of $1,057 recognized in the first six months of 2020. We expect the expenses associated with remediating the advisory to continue in the third quarter of 2021; offset by

•the decrease in COVID-19 pandemic related expenses of $1,849.

Depreciation and amortization increased by $6,425 or 7.6% primarily due to continued capital spend.

Taxes other than income taxes increased by $2,079 or 7.1% primarily due to higher public utility realty tax expense for Pennsylvania of $715 which covers the years 2020 and 2021.

Interest expense, net, increased by $2,077 or 4.0% for the quarter primarily due to the increase in average borrowings.

AFUDC increased by $2,862 or 59.3% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other expense decreased by $3,736 primarily due to the decrease in the non-service cost component of our net benefit cost for pension benefits. This is driven by improved investment returns as a result of favorable market experience from the prior period.

Regulated Natural Gas Segment

The operating results of Peoples is reported for the period after acquisition, such that the first quarter of 2020 only represented 16 days of operating results, compared to the full period in the first quarter of 2021. The variance of the operating results in the Regulated Natural Gas segment for the six months period ending June 30, 2021 is comprised of the first quarter difference which is largely attributable to the timing of the acquisition closing on March 16, 2020 plus the changes during the second quarter of 2021. Refer above for the analysis of the changes in the Regulated Natural Gas segment for the second quarter of 2021 compared to the second quarter of 2020. The variance of the operating results in the regulated natural gas segment for the timing of the acquisition closing, resulted in an increase in the following income statement amounts: $304,571 of operating revenues, $42,503 of operations and

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

maintenance expense, $110,118 of purchased gas expense, $23,021 of depreciation and amortization, $125,149 of operating income, and $105,853 of net income.

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

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, under “Part 1, Item 1A – Risk Factors.”

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended June 30, 2021:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
April 1 - 30, 2021	219	$44.29	-	-
May 1 -31, 2021	143	$45.69	-	-
June 1 - 30, 2021	2	$45.61	-	-
Total	364	$44.85	-	-

(1)These amounts consist of 364 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the award vesting.

Item 6 – Exhibits

Exhibit No.	Description
10.1 !

Employment Agreement, effective July 1, 2021, between the Company and Christopher H. Franklin, its Chief Executive Officer and President (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 25, 2021)

31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

!Represents a management contract or compensatory plan or arrangement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 6, 2021

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer