Form 10-Q
period 2021-09-30
Essential Utilities, Inc.
filed 2021-11-05
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 22, 2021: 252,742,882

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Assets	2021	2020
Property, plant and equipment, at cost	$12,293,056	$11,620,019
Less: accumulated depreciation	2,336,287	2,107,142
Net property, plant and equipment	9,956,769	9,512,877

Current assets:
Cash and cash equivalents	9,736	4,827
Accounts receivable, net	108,210	154,775
Unbilled revenues	63,479	118,538
Inventory - materials and supplies	35,023	21,669
Inventory - gas stored	78,787	36,732
Prepayments and other current assets	29,871	38,594
Regulatory assets	27,398	5,085
Total current assets	352,504	380,220

Regulatory assets	1,404,837	1,362,788
Deferred charges and other assets, net	118,910	56,002
Funds restricted for construction activity	1,288	1,268
Goodwill	2,340,836	2,324,547
Operating lease right-of-use assets	55,386	60,334
Intangible assets	5,955	7,241
Total assets	$14,236,485	$13,705,277

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Liabilities and Equity	2021	2020
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 255,981,932 and 248,571,355 as of September 30, 2021 and December 31, 2020	$127,990	$124,285
Capital in excess of par value	3,698,095	3,379,057
Retained earnings	1,385,631	1,261,862
Treasury stock, at cost, 3,240,349 and 3,180,887 shares as of September 30, 2021 and December 31, 2020	(83,854)	(81,327)
Total stockholders' equity	5,127,862	4,683,877

Long-term debt, excluding current portion	5,638,961	5,545,890
Less: debt issuance costs	40,247	38,146
Long-term debt, excluding current portion, net of debt issuance costs	5,598,714	5,507,744
Commitments and contingencies (See Note 14)

Current liabilities:
Current portion of long-term debt	63,418	84,353
Loans payable	46,582	78,198
Accounts payable	163,836	177,489
Book overdraft	20,749	44,003
Accrued interest	70,461	39,408
Accrued taxes	37,502	37,172
Regulatory liabilities	171	19,866
Other accrued liabilities	113,310	123,384
Total current liabilities	516,029	603,873

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,352,425	1,258,098
Customers' advances for construction	110,939	99,014
Regulatory liabilities	778,416	773,310
Asset retirement obligations	1,363	1,336
Operating lease liabilities	50,086	55,642
Pension and other postretirement benefit liabilities	61,690	91,896
Other	50,856	56,713
Total deferred credits and other liabilities	2,405,775	2,336,009

Contributions in aid of construction	588,105	573,774
Total liabilities and equity	$14,236,485	$13,705,277

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	September 30,
	2021	2020
Operating revenues	$361,860	$348,647

Operating expenses:
Operations and maintenance	139,355	136,174
Purchased gas	25,488	16,744
Depreciation	72,606	68,175
Amortization	1,901	1,766
Taxes other than income taxes	21,058	20,555
Total operating expenses	260,408	243,414

Operating income	101,452	105,233

Other expense (income):
Interest expense	52,132	49,861
Interest income	(565)	(114)
Allowance for funds used during construction	(6,082)	(3,543)
Gain on sale of other assets	(320)	(233)
Equity loss in joint venture	-	3,626
Other	4,019	(4,127)
Income before income taxes	52,268	59,763
Provision for income taxes	1,765	4,031
Net income	$50,503	$55,732

Comprehensive income	$50,503	$55,732

Net income per common share:
Basic	$0.20	$0.22
Diluted	$0.19	$0.22

Average common shares outstanding during the period:
Basic	258,773	254,280
Diluted	259,437	255,162

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020
Operating revenues	$1,342,457	$988,700

Operating expenses:
Operations and maintenance	391,945	371,415
Purchased gas	202,538	72,934
Depreciation	217,007	181,666
Amortization	4,616	4,412
Taxes other than income taxes	63,219	56,424
Total operating expenses	879,325	686,851

Operating income	463,132	301,849

Other expense (income):
Interest expense	154,937	136,650
Interest income	(1,290)	(5,346)
Allowance for funds used during construction	(13,922)	(8,721)
Gain on sale of other assets	(623)	(358)
Equity loss in joint venture	-	3,283
Other	(1,393)	(3,170)
Income before income taxes	325,423	179,511
Provision for income taxes (benefit)	10,317	(2,631)
Net income	$315,106	$182,142

Comprehensive income	$315,106	$182,142

Net income per common share:
Basic	$1.23	$0.73
Diluted	$1.23	$0.71

Average common shares outstanding during the period:
Basic	256,051	248,212
Diluted	256,763	255,139

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		September 30,	December 31,
		2021	2020
Stockholders' equity:
Common stock, $0.50 par value		$127,990	$124,285
Capital in excess of par value		3,698,095	3,379,057
Retained earnings		1,385,631	1,261,862
Treasury stock, at cost		(83,854)	(81,327)
Total stockholders' equity		5,127,862	4,683,877

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	2,341	2,805
1.00% to 1.99%	2021 to 2039	9,578	10,260
2.00% to 2.99%	2022 to 2033	313,458	265,557
3.00% to 3.99%	2021 to 2056	1,361,263	1,316,872
4.00% to 4.99%	2021 to 2059	1,310,107	1,315,812
5.00% to 5.99%	2021 to 2043	17,222	17,804
6.00% to 6.99%	2022 to 2036	33,868	33,955
7.00% to 7.99%	2022 to 2027	29,212	29,890
8.00% to 8.99%	2021 to 2025	2,940	4,425
9.00% to 9.99%	2021 to 2026	11,800	16,900
		3,091,789	3,014,280

Notes payable to bank under revolving credit agreement, variable rate, due 2023		15,000	385,000
Unsecured notes payable:
Amortizing notes at 3.00% due 2022		30,590	60,502
Notes at 2.40% due 2031		400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59% due 2029 through 2050		1,125,000	1,125,000
Notes at 4.28%, due 2049		500,000	500,000
Notes ranging from 5.64% to 5.95%, due 2021 through 2034		40,000	45,461
		5,702,379	5,630,243

Current portion of long-term debt		63,418	84,353
Long-term debt, excluding current portion		5,638,961	5,545,890
Less: debt issuance costs		40,247	38,146
Long-term debt, excluding current portion, net of debt issuance costs		5,598,714	5,507,744

Total capitalization		$10,726,576	$10,191,621

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2020	$124,285	$3,379,057	$1,261,862	$(81,327)	$4,683,877
Net income	-	-	183,689	-	183,689
Dividends declared ($0.2507 per share)	-	-	(61,520)	-	(61,520)
Issuance of common stock under dividend reinvestment plan (98,904 shares)	49	4,112	-	-	4,161
Repurchase of stock (76,105 shares)	-	-	-	(3,262)	(3,262)
Equity compensation plan (192,407 shares)	97	(97)	-	-	-
Exercise of stock options (20,201 shares)	10	704	-	-	714
Stock-based compensation	-	2,631	(174)	-	2,457
Other	-	(31)	-	256	225
Balance at March 31, 2021	$124,441	$3,386,376	$1,383,857	$(84,333)	$4,810,341
Net income	-	-	80,914	-	80,914
Dividends declared ($0.2507 per share)	-	-	(61,584)	-	(61,584)
Issuance of common stock under dividend reinvestment plan (90,654 shares)	46	4,049	-	-	4,095
Repurchase of stock (364 shares)	-	-	-	(17)	(17)
Equity compensation plan (4,874 shares)	2	(2)	-	-	-
Exercise of stock options (22,786 shares)	11	781	-	-	792
Stock-based compensation	-	2,316	(146)	-	2,170
Other	-	(148)	-	252	104
Balance at June 30, 2021	$124,500	$3,393,372	$1,403,041	$(84,098)	$4,836,815
Net income	-	-	50,503	-	50,503
Dividends declared ($0.2682 per share)	-	-	(67,758)	-	(67,758)
Issuance of common stock from stock purchase contracts (127,749 shares)	64	(64)	-	-	-
Issuance of common stock under dividend reinvestment plan (92,993 shares)	46	4,295	-	-	4,341
Issuance of common stock from forward equity sale agreement (6,700,000 shares)	3,350	296,389	-	-	299,739
Repurchase of stock (176 shares)	-	-	-	(8)	(8)
Equity compensation plan (5,337 shares)	2	(2)	-	-	-
Exercise of stock options (54,672 shares)	28	1,759	-	-	1,787
Stock-based compensation	-	2,328	(155)	-	2,173
Other	-	18	-	252	270
Balance at September 30, 2021	$127,990	$3,698,095	$1,385,631	$(83,854)	$5,127,862

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

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$315,106	$182,142
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	221,623	186,078
Deferred income taxes	12,645	1,120
Provision for doubtful accounts	21,220	23,598
Stock-based compensation	7,343	5,842
Gain on sale of utility systems and other assets	(1,208)	(339)
Net change in receivables, inventory and prepayments	(20,488)	24,886
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	16,181	12,431
Pension and other postretirement benefits contributions	(15,109)	(16,100)
Other	4,539	997
Net cash flows from operating activities	561,852	420,655
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $2,885 and $2,957	(675,845)	(554,141)
Acquisitions of utility systems, net	(36,325)	(3,467,032)
Net proceeds from the sale of other assets	1,420	1,063
Other	(120)	465
Net cash flows used in investing activities	(710,870)	(4,019,645)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	12,473	7,475
Repayments of customers' advances	(3,091)	(3,992)
Net repayments of short-term debt	(31,616)	(160,420)
Proceeds from long-term debt	795,153	2,957,663
Repayments of long-term debt	(717,816)	(1,647,354)
Change in cash overdraft position	(23,255)	18,166
Proceeds from issuance of common stock under dividend reinvestment plan	12,597	12,322
Proceeds from issuance of common stock from private placement	-	729,301
Proceeds from issuance of common stock from forward equity sale agreement	299,739	-
Proceeds from exercised stock options	3,293	1,215
Repurchase of common stock	(3,287)	(4,345)
Dividends paid on common stock	(190,862)	(171,079)
Other	599	(390)
Net cash flows from financing activities	153,927	1,738,562
Net change in cash and cash equivalents	4,909	(1,860,428)
Cash and cash equivalents at beginning of period	4,827	1,868,922
Cash and cash equivalents at end of period	$9,736	$8,494

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$78,727	$96,982
Non-cash customer advances and contributions in aid of construction	30,075	28,321

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at September 30, 2021, the unaudited consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2021 and 2020, and the unaudited consolidated statements of cash flows and consolidated statements of equity for the nine months ended September 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of only recurring accruals, which are necessary to present a fair statement of its consolidated financial position, consolidated changes in equity, consolidated results of operations, and consolidated cash flow for the periods presented, have been made.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	September 30, 2021				September 30, 2020
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$148,247	$25,147	$49,838	$-	$157,387	$24,175	$46,913	$-
Commercial	42,318	5,839	9,534	-	41,693	4,794	7,993	-
Fire protection	8,866	-	-	-	8,535	-	-	-
Industrial	8,217	401	415	-	9,022	388	1,407	-
Gas transportation & storage	-	-	27,794	-	-	-	26,248	-
Other water	14,539	-	-	-	9,524	-	-	-
Other wastewater	-	2,495	-	-	-	1,462	-	-
Customer rate credits	-	-	-	-	(3,757)	(323)	-	-
Other utility	-	-	7,488	3,241	-	-	5,763	6,548
Revenues from contracts with customers	222,187	33,882	95,069	3,241	222,404	30,496	88,324	6,548
Alternative revenue program	527	22	-	-	(341)	(143)	-	-
Other and eliminations	-	-	-	6,932	-	-	556	803
Consolidated	$222,714	$33,904	$95,069	$10,173	$222,063	$30,353	$88,880	$7,351

	Nine Months Ended				Nine Months Ended
	September 30, 2021				September 30, 2020
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$425,519	$73,820	$347,790	$-	$431,022	$70,421	$156,004	$-
Commercial	113,473	16,102	65,404	-	108,311	14,186	23,887	-
Fire protection	26,830	-	-	-	26,437	-	-	-
Industrial	22,954	1,256	1,894	-	22,597	1,230	3,721	-
Gas transportation & storage	-	-	143,387	-	-	-	75,951	-
Other water	37,696	-	-	-	23,378	-	-	-
Other wastewater	-	6,808	-	-	-	3,449	-	-
Customer rate credits	-	-	-	-	(3,757)	(323)	-	-
Other utility	-	-	22,639	10,556	-	-	12,672	16,088
Revenues from contracts with customers	626,472	97,986	581,114	10,556	607,988	88,963	272,235	16,088
Alternative revenue program	1,357	18	206	-	(281)	(248)	154	-
Other and eliminations	-	-	-	24,748	-	-	1,409	2,392
Consolidated	$627,829	$98,004	$581,320	$35,304	$607,707	$88,715	$273,798	$18,480

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

Alternative Revenue Program:

•Water / Wastewater Revenues: These revenues represent the difference between the actual billed utility volumetric water and wastewater revenues for Aqua Illinois and the revenues set in the last Aqua Illinois rate case. In accordance with the Illinois Commerce Commission, we recognize revenues based on the target amount established in the last rate case, and then record either a regulatory asset or liability based on the cumulative annual difference between the target and actual amounts billed, which results in either a payment from customers or a refund due to customers. The cumulative annual difference is either refunded to customers or collected from customers over a nine-month period.

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

Aqua Infrastructure is the holding company for our former 49% investment in a joint venture that operated a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale of north central Pennsylvania. Prior to our October 30, 2020 sale of our investment in the joint venture, the joint venture earned revenues through providing non-utility raw water supply services to natural gas drilling companies which enter into water supply contracts. The performance obligation was to deliver non-potable water to the joint venture’s customers. Aqua Infrastructure’s share of the revenues recognized by the joint venture was reflected, net, in equity earnings in joint venture on our consolidated statements of operations and comprehensive income. Aqua Resources earned revenues by providing non-regulated water and wastewater services through an operating and maintenance contract which concluded in 2020, and continues to earn revenue through third party water and sewer service line protection and repair services. For the contract operations and maintenance business, the performance obligations were performing agreed upon contract services to operate the water and wastewater system. For the line protection business, the performance obligations are allowing the use of our logo to a third-party water and sewer service line repair provider. Revenues are primarily recognized over time as service is delivered.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 3 – Acquisitions

Peoples Gas Acquisition

On March 16, 2020 (the “Closing Date”), the Company completed the acquisition of Peoples Natural Gas (the “Peoples Gas Acquisition”), which expanded the Company’s regulated utility business to include natural gas distribution, serving approximately 750,000 natural gas utility customers in western Pennsylvania, West Virginia and Kentucky. The Company paid cash consideration of $3,465,344, which was subject to adjustment based upon the terms of the purchase agreement. Purchase price adjustments included the completion of a closing balance sheet, which was provided to the seller, and an adjustment for utility capital expenditures made by the seller during the period between November 1, 2018 and the Closing Date. In November 2021, the dispute between the parties regarding the adjustment for utility capital expenditures was resolved in accordance with the provisions of the purchase agreement and an inconsequential payment will be made between the parties. The purchase price paid by the Company was determined as follows:

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company accounted for the Peoples Gas Acquisition as a business combination using the acquisition method of accounting. The purchase price was allocated to the net tangible and intangible assets based upon their estimated fair values at the date of the acquisition. The purchase price allocation was preliminary and was subject to revision through the end of the measurement period on March 15, 2021. During the first quarter of 2021, the Company recorded an adjustment to increase goodwill by $16,400 primarily reflecting an adjustment to deferred income taxes and the valuation of accounts receivable. Goodwill recorded for the Peoples Gas Acquisition is not expected to be deductible for tax purposes. The following table summarizes the purchase price allocation as of the acquisition date and measurement period adjustments as of March 15, 2021:

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

(a)As reported, the Essential Utilities, Inc. Form 10-K for the period ended December 31, 2020.

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

The results of Peoples have been included in our consolidated financial statements as of the Closing Date. Peoples contributed revenues of $280,300 and earnings of $6,131 for the period from the Closing Date to September 30, 2020. The following pro forma summary presents consolidated unaudited information as if the Peoples Gas Acquisition had occurred on January 1, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30,2020
Operating revenues	$348,647	$1,269,768
Net income	55,732	264,785

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

Water and Wastewater Utility Acquisitions - Completed

In August 2021, the Company acquired the water utility system assets of The Commons Water Supply, Inc., which serves 992 customers in Harris County, Texas, and the wastewater utility system assets of the Village of Bourbonnais, which serves approximately 6,500 customers in Kankakee County, Illinois. The total cash purchase prices for these utility systems were $4,000 and $32,100, respectively.

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

Water and Wastewater Utility Acquisitions – Pending Completion

In October 2021, the Company entered into a purchase agreement to acquire the wastewater utility assets of the City of Beaver Falls, Pennsylvania which consists of approximately 7,600 customers for $41,250.

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

The purchase price for these pending acquisitions are subject to certain adjustments at closing, and are subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of these acquisitions by utilizing our revolving credit facility until permanent debt and common equity are secured. The closing for the wastewater assets of Lower Makefield Township is expected to occur in the first quarter of 2022, and the closings of our acquisitions of East Whiteland Township and Willistown Township are expected to occur in the second quarter of 2022. The closings of our Shenandoah and Beaver Falls acquisitions are expected to occur in the second half of 2022.  The closing of our Oak Brook acquisition is expected to occur in the fourth quarter of 2022. Closing for our utility acquisitions are subject to the timing of the respective regulatory approval processes.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In September 2019, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consists of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. In May 2020, Delaware County, Pennsylvania filed a lawsuit alleging that DELCORA does not have the legal authority to establish and fund a customer trust with the net proceeds of the transaction. In December 2020, the judge in the Delaware County Court lawsuit issued an order that (1) the County cannot interfere with the purchase agreement between DELCORA and the Company; (2) the County cannot terminate DELCORA prior to the closing of the transaction; and (3) that the establishment of the customer trust was valid. Delaware County appealed this decision to Commonwealth Court of Pennsylvania, where this case is continuing. A three-judge panel heard oral arguments on October 18, 2021; a decision is expected in the next several months. The administrative law judges in the regulatory approval process recommended that the Company’s application be denied, and subsequently, the Company provided exceptions to the recommended decision. On March 25, 2021, the Pennsylvania Public Utility Commission ruled that the case be remanded back to the Office of Administrative Law Judge and vacated the original administrative law judges’ decision. On April 16, 2021, the administrative law judge issued an order staying the proceeding until the Delaware County Court lawsuit is final and unappealable. The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of this acquisition by the issuance of common stock and by utilizing our revolving credit facility until permanent debt is secured. Closing of our acquisition of DELCORA is expected to occur in 2022, subject to the timing of the regulatory approval process and DELCORA’s above-referenced litigation with Delaware County.

Note 4 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2020	$58,659	$2,261,047	$4,841	$2,324,547
Goodwill acquired	-	-	-	-
Measurement period purchase price allocation adjustments	-	16,400	-	16,400
Reclassification to utility plant acquisition adjustment	(111)	-	-	(111)
Balance at September 30, 2021	$58,548	$2,277,447	$4,841	$2,340,836

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

Goodwill is not amortized but is tested for impairment annually, or more often, if circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When testing goodwill for impairment, the Company may assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and entity specific events, for some or all of our reporting units to determine whether it’s more likely than not that the fair value of a reporting unit is less than its carrying amount. Alternatively, based on our assessment of the qualitative factors previously noted, we may perform a quantitative goodwill impairment test by determining the fair value of a reporting unit. If we perform a quantitative test and determine that the fair value of a reporting unit is less than its carrying amount, we would record an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

The Company performed a quantitative assessment for its annual test of the goodwill attributable to its Regulated Natural Gas reporting unit as of July 31, 2021. We estimated the fair value of the reporting unit by weighting results from the market approach and the income approach. Key assumptions in the valuation methodologies for goodwill included growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry.  Based on our analysis, we determined that the fair values of our Regulated Natural Gas reporting unit exceeded their carrying values, indicating none of its goodwill was impaired.

The Company performed a qualitative assessment for its Regulated Water and Aqua Resources reporting units as of July 31, 2021, and concluded that it is more likely than not that the fair value of each reporting unit, which has goodwill recorded, exceeded its carrying amount, indicating that none of their goodwill was impaired.

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

Stockholders’ Equity

In August 2020, the Company entered into a forward equity sale agreement for 6,700,000 shares of common stock with a third party (the “forward purchaser”). In connection with the forward equity sale agreement, the forward purchaser borrowed an equal number of shares of the Company’s common stock from stock lenders and sold the borrowed shares to the public. The Company did not receive any proceeds from the sale of its common stock by the forward purchaser until settlement of the shares underlying the forward equity sale agreement. The actual proceeds to be received by the Company would have varied depending upon the settlement date, the number of shares designated for settlement on that settlement date and the method of settlement. The forward equity sale agreement was accounted for as an equity instrument and was recorded at a fair value of $0 at inception. The fair value was not adjusted as the Company continued to meet the accounting requirements for equity instruments.

On August 9, 2021, the Company settled the forward equity sale agreement in full by physical share settlement. The Company issued 6,700,000 shares and received cash proceeds of $299,739 at a forward price of $44.74 per share. Pursuant to the agreement, the forward price was computed based upon the initial forward price of $46.00 per share, adjusted for a floating interest rate factor equal to a specified daily rate less a spread and scheduled dividends during the term of the agreement. The Company used the proceeds received upon settlement of the forward equity sale agreement to fund general corporate purposes, including for water and wastewater acquisitions, working capital and capital expenditures. The forward equity sale agreement has now been completely settled, and there are no additional shares subject to the forward equity sale agreement.

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

Each Unit consists of a prepaid stock purchase contract and an amortizing note due April 30, 2022, each issued by the Company. Unless earlier settled or redeemed, each stock purchase contract will automatically settle on April 30, 2022 (subject to postponement in limited circumstances) for between 1.1790 and 1.4442 shares of the Company’s common stock, subject to adjustment, based upon the applicable market value of the common stock, as described in the final prospectus supplement relating to the Units. During the nine months ended September 30, 2021, 107,904 stock purchase contracts were early settled by the holders of the contracts, resulting in the issuance of 127,749 shares of the Company’s common stock. As of September 30, 2021, the balance of stock purchase contracts is 7,603,234. The amortizing notes have an initial principal amount of $8.62909, or $119,081 in aggregate, and bear interest at a rate of 3.00% per year, and pay equal quarterly cash installments of $0.75000 per amortizing note (except for the July 30, 2019 installment payment, which was $0.80833 per amortizing note), that will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate will be equivalent to 6.00% per year with respect to each $50 stated amount of the Units. The amortizing notes represent unsecured senior obligations of the Company.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended September 30, 2021.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of September 30, 2021 and December 31, 2020, the carrying amount of the Company’s loans payable was $46,582 and $78,198, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents, is determined based on Level 1 methods and assumptions. As of September 30, 2021 and December 31, 2020, the carrying amounts of the Company's cash and cash equivalents was $9,736 and $4,827, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of September 30, 2021 and December 31, 2020, the carrying amount of these securities was $28,895 and $25,780, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Unrealized gain and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net gain recognized during the period on equity securities	$196	$305	$695	$244
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-	-	-
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$196	$305	$695	$244

The net gain (loss) recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	September 30,	December 31,
	2021	2020
Carrying amount	$5,702,379	$5,630,243
Estimated fair value	6,299,160	6,366,030

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $110,939 as of September 30, 2021, and $99,014 as of December 31, 2020. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates. Portions of these non-interest-bearing instruments are payable annually through 2031, and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest-bearing feature.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Average common shares outstanding during the period for basic computation	258,773	254,280	256,051	248,212
Effect of dilutive securities:
Forward equity sale agreement	223	-	216	-
Issuance of common stock from private placement	-	-	-	5,929
Tangible equity units	-	591	-	615
Employee stock-based compensation	441	291	496	383
Average common shares outstanding during the period for diluted computation	259,437	255,162	256,763	255,139

For the three and nine months ended September 30, 2020, the average common shares outstanding during the period for diluted computation reflects the impact of the issuance of common stock from the March 16, 2020 private placement as if the shares were issued on January 1, 2020.

The average common shares outstanding during the period for basic computation includes the weighted-average impact of 9,022,040 and 9,067,879 shares for the three and nine months ended September 30, 2021, respectively, and 9,091,179 and 9,464,482 shares for the three and nine months ended September 30, 2020, respectively, based on the minimum number of shares of 8,964,213 to be issued in April 2022 upon settlement of the stock purchase contracts issued in April 2019 under the tangible equity units. Further, for the three and nine months ended September 30, 2020, average common shares outstanding during the period for diluted computation includes the impact of the additional shares to be issued in April 2022 upon settlement of the stock purchase contracts based on the threshold appreciation price of $42.41.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

For the three and nine months ended September 30, 2021 and 2020, all of the Company’s outstanding employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise employee stock options was less than the average market price of the Company’s common stock during these periods. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

Note 9 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the Plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At September 30, 2021, 1,955,579 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation within operations and maintenance expenses	$1,285	$918	$4,216	$2,364
Income tax benefit	365	252	1,191	660

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the PSU transactions for the nine months ended September 30, 2021:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	283,007	$34.57
Granted	152,068	43.18
Performance criteria adjustment	27,643	53.62
Forfeited	(5,588)	45.84
Share units issued	(141,328)	31.36
Nonvested share units at end of period	315,802	41.51

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the nine months ended September 30, 2021 and 2020 was $43.18 and $55.43, respectively. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months. The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation within operations and maintenance expenses	$724	$550	$2,089	$1,582
Income tax benefit	205	148	586	438

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the RSU transactions for the nine months ended September 30, 2021:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	163,906	$40.80
Granted	85,829	44.44
Stock units vested and issued	(49,692)	35.33
Forfeited	(3,325)	43.30
Nonvested stock units at end of period	196,718	43.72

The per unit weighted-average fair value at the date of grant for RSUs granted during the nine months ended September 30, 2021 and 2020 was $44.44 and $49.40, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation within operations and maintenance expenses	$94	$279	$395	$1,046
Income tax benefit	27	79	113	296

The Company did not grant stock options for the nine months ended September 30, 2021 and 2020.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the nine months ended September 30, 2021:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	948,270	$35.22
Granted	-	-
Forfeited	(7,219)	35.91
Expired	(984)	33.93
Exercised	(97,659)	33.72
Outstanding at end of period	842,408	$35.22	7.1	9,009,081

Exercisable at end of period	609,410	$35.17	7.0	6,650,661

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation within operations and maintenance expenses	$11	$103	$117	$220
Income tax benefit	3	30	34	64

The following table summarizes restricted stock transactions for the nine months ended September 30, 2021:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock at beginning of period	13,228	$34.02
Granted	1,068	46.83
Vested	(13,228)	34.02
Nonvested restricted stock at end of period	1,068	$46.83

The weighted-average fair value at the date of the grant for restricted stock awards granted during the nine months ended September 30, 2021 and 2020 was $46.83 and $34.02, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation within operations and maintenance expenses	$175	$175	$525	$520
Income tax benefit	51	50	152	150

The following table summarizes stock award transactions for the nine months ended September 30, 2021:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	11,487	45.71
Vested	(11,487)	(45.71)
Nonvested stock awards at end of period	-	-

The weighted-average fair value at the date of grant for stock awards granted during the nine months ended September 30, 2021 and 2020 was $45.71 and $40.54, respectively.

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

The following tables provide the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost	$775	$992	$2,728	$2,783
Interest cost	3,351	3,642	9,667	10,003
Expected return on plan assets	(5,733)	(5,676)	(17,432)	(15,573)
Amortization of prior service cost	140	148	419	444
Amortization of actuarial loss	555	1,992	2,352	5,976
Net periodic benefit cost	$(912)	$1,098	$(2,266)	$3,633

	Other
	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost	$698	$662	$2,094	$1,614
Interest cost	840	989	2,520	2,707
Expected return on plan assets	(1,039)	(1,111)	(3,117)	(2,969)
Amortization of prior service credit	(108)	(116)	(324)	(348)
Amortization of actuarial loss	55	156	165	468
Net periodic benefit cost	$446	$580	$1,338	$1,472

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company made cash contributions of $14,775 to its Pension Plan during the first nine months of 2021, which completed the Company’s expected cash contributions for the year.

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

Note 11 – Rate Activity

On August 20, 2021, the Company’s regulated water and wastewater operating subsidiary in Pennsylvania, Aqua Pennsylvania, filed an application with the Pennsylvania Public Utility Commission designed to increase rates by $97,685 or 17.9% on an annual basis. The Company anticipates a final order to be issued by May 2022.

Base rate cases are also underway for our water and wastewater utility operating division in Ohio and our natural gas utility operating division in Kentucky.

During the first nine months of 2021, the Company’s water and wastewater utility operating divisions in New Jersey, Ohio, Virginia and Indiana were granted base rate increases designed to increase total operating revenues on an annual basis by $2,643 and one of its gas utility operating divisions in Kentucky was granted a rate increase designed to increase annual revenues by $747. Further, during the first nine months of 2021, the Company received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $27,025 in its water and wastewater utility operating divisions in Pennsylvania and North Carolina, and by $586 annually in its Kentucky gas division.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 12 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Property	$8,623	$8,437	$25,907	$23,746
Gross receipts, excise and franchise	4,223	4,023	11,857	10,724
Payroll	5,082	4,788	16,556	13,760
Regulatory assessments	951	867	2,637	2,266
Pumping fees	1,752	1,941	4,343	4,509
Other	427	499	1,919	1,419
Total taxes other than income	$21,058	$20,555	$63,219	$56,424

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

In addition to the Company’s two reportable segments, we include three of our operating segments within the Other category below. These segments are not quantitatively significant and are comprised of our non-regulated natural gas operations, Aqua Infrastructure, and Aqua Resources. Our non-regulated natural gas operations consist of utility service line protection solutions and repair services to households and the operation of gas marketing and production entities. Prior to our October 30, 2020 sale of investment in joint venture, Aqua Infrastructure provided non-utility raw water supply services for firms in the natural gas drilling industry. Aqua Resources offers, through a third party, water and sewer service line protection solutions and repair services to households. In addition to these segments, Other is comprised of business activities not included in the reportable segments, including corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments and intersegment eliminations. Corporate costs include general and administrative expenses, and interest expense. The Company reports these corporate costs within Other as they relate to corporate-focused responsibilities and decisions and are not included in internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments. The regulated water and

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

regulated natural gas segments report interest expense that includes long-term debt that was pushed-down to the regulated operating subsidiaries from Essential Utilities, Inc.

The following table presents information about the Company’s reportable segments, including the operating results and capital expenditures of the Regulated Natural Gas segment for the period since the completion of the Peoples Gas Acquisition on March 16, 2020:

	Three Months Ended				Three Months Ended
	September 30, 2021				September 30, 2020
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$259,859	$94,752	$7,249	$361,860	$255,725	$88,880	$4,042	$348,647
Operations and maintenance expense	86,923	53,954	(1,522)	139,355	79,313	59,560	(2,699)	136,174
Purchased gas	-	20,386	5,102	25,488	-	14,841	1,903	16,744
Depreciation and amortization	45,506	28,194	807	74,507	42,955	25,793	1,193	69,941
Taxes other than income taxes	16,291	4,271	496	21,058	15,906	4,145	504	20,555
Operating income (loss)	111,139	(12,053)	2,366	101,452	117,551	(15,459)	3,141	105,233
Interest expense, net	27,389	18,406	5,772	51,567	27,063	9,333	13,351	49,747
Allowance for funds used during construction	(5,407)	(675)	-	(6,082)	(3,082)	(461)	-	(3,543)
Equity loss in joint venture	-	-	-	-	-	-	3,626	3,626
Other	(1,896)	5,329	266	3,699	110	(761)	(3,709)	(4,360)
Income before income taxes	91,053	(35,113)	(3,672)	52,268	93,460	(23,570)	(10,127)	59,763
Provision for income taxes (benefit)	9,230	(6,821)	(644)	1,765	8,081	(1,219)	(2,831)	4,031
Net income (loss)	$81,823	$(28,292)	$(3,028)	$50,503	$85,379	$(22,351)	$(7,296)	$55,732

	Nine Months Ended				Nine Months Ended
	September 30, 2021				September 30, 2020
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$736,389	$579,429	$26,639	$1,342,457	$706,008	$273,798	$8,894	$988,700
Operations and maintenance expense	243,071	157,614	(8,740)	391,945	229,652	120,192	21,571	371,415
Purchased gas	-	183,062	19,476	202,538	-	68,807	4,127	72,934
Depreciation and amortization	136,189	83,905	1,529	221,623	127,214	56,026	2,838	186,078
Taxes other than income taxes	47,756	13,356	2,107	63,219	45,292	8,799	2,333	56,424
Operating income (loss)	309,373	141,492	12,267	463,132	303,850	19,974	(21,975)	301,849
Interest expense, net	80,971	56,125	16,551	153,647	78,500	21,260	31,544	131,304
Allowance for funds used during construction	(13,091)	(831)	-	(13,922)	(7,905)	(816)	-	(8,721)
Equity loss in joint venture	-	-	-	-	-	-	3,283	3,283
Other	(5,265)	4,462	(1,213)	(2,016)	477	(1,516)	(2,489)	(3,528)
Income before income taxes	246,758	81,736	(3,071)	325,423	232,778	1,046	(54,313)	179,511
Provision for income taxes (benefit)	22,056	(11,128)	(611)	10,317	18,402	(8,131)	(12,902)	(2,631)
Net income (loss)	$224,702	$92,864	$(2,460)	$315,106	$214,376	$9,177	$(41,411)	$182,142
Capital expenditures	$404,894	$269,958	$993	$675,845	$376,064	$134,632	$43,445	$554,141

	September 30,	December 31,
	2021	2020
Total assets:
Regulated water	$8,301,201	$7,838,034
Regulated natural gas	5,748,774	5,303,507
Other	186,510	563,736
Consolidated	$14,236,485	$13,705,277

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of September 30, 2021, the aggregate amount of $18,102 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, the Company has insurance coverage for certain of these loss contingencies, and as of September 30, 2021, estimates that approximately $3,015 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

During a portion of 2019, the Company initiated a do not consume advisory for some of its water customers in one division served by the Company’s Illinois subsidiary. During the second quarter of 2021, an immaterial amount was accrued for the portion of the fine or penalty that we determined to be probable and estimable of being incurred.  In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint seeks class action certification, attorney's fees, and "damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park, Illinois. The complaint contains allegations of damages as a result of supplied water that exceeded the standards established by the federal Lead and Copper Rule. The complaint is in the discovery phase and class certification has not been granted. The Company is vigorously defending against this claim. A claim for the expenses incurred has been submitted to the Company’s insurance carrier for potential recovery of a portion of these costs, and on August 3, 2020, the Company received $2,874 in insurance proceeds. The Company continues to assess the potential loss contingency on this matter. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no other pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $2,470 at September 30, 2021 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

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

Note 15 – Income Taxes

On March 16, 2020, the Company completed the Peoples Gas Acquisition. On March 31, 2020, the Company changed the method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas subsidiary, its largest natural gas subsidiary in Pennsylvania. This change allows a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. The Company is performing an analysis to determine the ultimate amount of qualifying utility asset improvement costs eligible to be deducted under the IRS’s final tangible property regulations that will be reflected on its 2021 and 2020 Federal Tax Return.  As a result, the Company has estimated a portion of its infrastructure investment at Peoples Natural Gas since the acquisition date that will qualify as a utility system repairs deduction for 2021 and 2020.  Consistent with the Company’s accounting for differences between book and tax expenditures in Pennsylvania, the Company is utilizing the flow-through method to account for this timing difference. The Company completed its analysis of the income tax benefits for qualifying capital expenditures made prior to March 16, 2020 (“catch-up adjustment”) and recorded a regulatory liability of $160,655 for these tax benefits. In August 2020, the Company filed a petition with the Pennsylvania Public Utility Commission proposing treatment of the catch-up adjustment. On March 11, 2021, the Company and the statutory advocates filed a Joint Petition of Settlement (“Settlement”) representing a settlement of the parties, and, on May 6, 2021, it was approved by the Pennsylvania Public Utility Commission. The Settlement stipulates, among other points, that the catch-up adjustment be provided to utility customers over a five-year period, and the Company can continue to use flow-through accounting for the current tax repair benefit until its next base rate case. The five-year customer surcredit for the catch-up adjustment was initiated in August 2021. In addition, the Company contributed $500 to a customer-bill payment assistance program in July 2021 and in December 2021, will provide $5,000 in relief to past-due accounts for natural gas customers impacted by the COVID-19 pandemic.

The Company’s effective tax rate was 3.4% and 3.2% for the three and nine months ended September 30, 2021, respectively.  The Company’s effective tax rate was 6.7% and (1.5)% for the three and nine months ended September 30, 2020, respectively.  The decrease in the effective tax rate for the third quarter is primarily attributed to an increase in our income tax benefit associated with the tax deduction for qualifying infrastructure.  The increase in the effective tax rate for the nine months ended September 30, 2021 over the first nine months of 2020 is due to an increase in income taxed at the statutory Federal and State tax rates partially offset by an increase in the income tax benefit associated with the tax deduction for qualifying infrastructure. The statutory Federal tax rate is 21% for the three and nine months ended September 30, 2021 and 2020. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.9% for all periods presented. In determining its interim tax provision, the Company reflects its estimated permanent and flow-through tax differences for the taxable year,

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

including the basis difference for the adoption of the tangible property regulations. Qualifying utility asset improvement costs and the amortization of excess deferred income taxes caused the year-to-date effective tax rate to be significantly different from the statutory rate.

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

Hurricane Ida

On September 1, 2021, Hurricane Ida made landfall in Pennsylvania and the Company had to temporarily shut down two of its water treatment plants, Pickering East and Pickering West, which had been damaged due to heavy rainfall, flooding and loss of power. These plants serve a significant portion of Aqua Pennsylvania’s service territory in southeastern Pennsylvania. The Company was able to maintain supply to most of its customers by ramping up production at other treatment plants located throughout its system. However, water pressure fell in some locations, and the Company asked customers to adopt voluntary water conservation measures during a two-week period. As of September 30, 2021, total costs incurred to date to restore operations at the Pickering water treatment plants amounted to approximately $3,845, of which $2,160 were expenses. The Company is still in the process of determining the total cost to repair or replace the equipment damaged by Hurricane Ida. Management is considering all avenues to recover storm-related costs from Hurricane Ida in a manner that will minimize its effects on customers.

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

During the first nine months of 2021, we incurred $675,845 of capital expenditures, issued $795,153 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $749,432. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, construction of natural gas fueled energy plants, well and booster improvements, information technology improvements, and other enhancements and improvements. The issuance of long-term debt was for funds borrowed under our revolving credit facility and used for capital expenditures.

In August 2020, we entered into a forward equity sale agreement for 6,700,000 shares of common stock with affiliates of a certain underwriter (“forward purchaser”). In connection with the forward equity sale agreement, the forward purchaser borrowed an equal number of shares of our common stock from stock lenders and sold the borrowed shares to the public. On August 9, 2021, the Company settled the forward equity sale agreement in full by physical share settlement. The Company issued 6,700,000 shares and received cash proceeds of $299,739 at a forward price of $44.74 per share. The net proceeds were used for general corporate purposes, including for water and wastewater utility acquisitions, working capital and capital expenditures.

On March 16, 2020 (the “Closing Date”), the Company completed the Peoples Gas Acquisition and paid cash consideration of $3,465,344, which was subject to adjustment based upon the terms of the purchase agreement. Purchase price adjustments include the completion of a closing balance sheet, which was provided to the seller, and an adjustment for utility capital expenditures made by the seller during the period between November 1, 2018 and the Closing Date. In November 2021, the dispute between the parties regarding the adjustment for utility capital expenditures was resolved in accordance with the provisions of the purchase agreement and an inconsequential payment will be made between the parties. Peoples is headquartered in Pittsburgh, Pennsylvania and serves approximately 750,000 natural gas utility customers in western Pennsylvania, West Virginia, and Kentucky. The acquisition was financed through a series of financing transactions that included the issuance of common stock from a public offering and a private placement, a tangible equity unit offering, and short and long-term debt.

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

On March 31, 2020, we changed the method of tax accounting for the certain qualifying infrastructure investments at Peoples Natural Gas, our largest gas subsidiary in Pennsylvania.  This change allows a tax deduction for qualifying capital expenditures, including those made prior to March 16, 2020 (“catch-up adjustment”) that have been deferred and recorded as a regulatory liability on the consolidated balance sheet.  As a result of a settlement agreement approved by the Pennsylvania Public Utility Commission, the income tax benefits associated with the catch-up adjustment of $160,655 are being refunded to utility customers over a five-year period starting in August 2021.  In addition, the Company contributed $500 to a customer-bill payment assistance program in July 2021 and in December 2021, will provide $5,000 in relief to past-due accounts for natural gas customers impacted by the COVID-19 pandemic.

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

At September 30, 2021 we had $9,736 of cash and cash equivalents compared to $4,827 at December 31, 2020. During the first nine months of 2021, we used the proceeds from long-term debt, issuance of common stock and internally generated funds to fund the cash requirements discussed above and to pay dividends.

At September 30, 2021 our $1,000,000 unsecured revolving credit facility, which expires in December 2023, had $966,684 available for borrowing. Additionally, at September 30, we had short-term lines of credit of $235,500, of which $188,918 was available for borrowing. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of September 30, 2021, $83,418 was available for borrowing. Another one of our short-term lines of credit is a Peoples Natural Gas Companies $100,000 364-day unsecured revolving credit facility with two banks, which is used to provide working capital, and as of September 30, 2021, $70,000 was available for borrowing. Our short-term lines of credit of $235,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Analysis of Third Quarter of 2021 Compared to Third Quarter of 2020

Consolidated results

Operating revenues increased by $13,213 or 3.8% for the three months ended September 30, 2021, as compared to the same period in 2020. Revenues from our Regulated Water segment, Regulated Natural Gas segment and Other business segment increased by $4,134, $5,872 and $3,207, respectively. Refer below for further details on the changes on Regulated Water and Regulated Natural Gas segment revenues. The increase in our Other business segment revenue is largely due to higher purchased gas revenues of $3,199, which has a corresponding offset in expense, and went up due to an increase in gas prices.

Operations and maintenance increased by $3,181 or 2.3%, primarily due to:

•costs related to the restoration and repair of facilities damaged by Hurricane Ida of $2,160;

•increase in employee related costs of $6,825 related to pension and post-retirement benefits, medical and labor;

•increase in insurance expense of $2,407 due to higher insurance claims;

•increase in outside services of $1,656 and production costs for water and wastewater operations of $747;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $1,185; and

•expenses of $401 associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary, plus the prior year effect of net insurance proceeds of $2,145 for expenses incurred related to such advisory. We expect the expenses associated with remediating the advisory to continue in the fourth quarter of 2021;

•offset by decreased COVID-19 pandemic related expenses of $9,387 and contributions to charitable trust of $5,720.

Purchased gas increased by $8,744 or 52.2%. Purchased gas represents the cost of gas sold by Peoples for the regulated and non-regulated gas business and has a corresponding offset in revenue. This expense increased for the regulated natural gas business and non-regulated business by $5,545 and $3,199, respectively, as a result of the increase in natural gas prices.

Depreciation and amortization expense increased by $4,431 or 6.5% and $135 or 7.6%, respectively, principally due to continued capital expenditures to expand and improve our utility facilities, our acquisitions of new utility systems, and additional rate case filings. Expenses associated with filing rate cases are deferred and amortized over periods that generally range from one to three years.

Taxes other than income taxes increased by $503 or 2.4%.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Interest expense increased by $2,271 or 4.6% for the quarter primarily due to the increase in average borrowings.

Interest income increased by $451 due to higher investment rates.

Allowance for funds used during construction (“AFUDC”) increased by $2,539 due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Equity loss from the joint venture was $3,626 in 2020, and our investment in the joint venture was sold in October 2020.

Other expense, which largely consist of the non-service cost component of our net benefit cost for pension benefits, increased by $8,146 during the quarter compared to the same period in the prior year. The net benefit in 2020 is primarily due to a recovery of a previously incurred cost that resulted in the recognition of a regulatory asset based on the Company’s recovery in a rate case.

Our effective income tax rate was 3.4% in the third quarter of 2021 and 6.7% in the third quarter of 2020. The decrease in the effective tax rate for the third quarter is primarily attributed to an increase in the income tax benefit associated with the tax deduction for qualifying infrastructure.

Net income decreased by $5,229 or 9.4% primarily as a result of the factors described above.

Regulated Water Segment

Our Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies which are organized by the states where the Company provides water and wastewater services. The Regulated Water segment is aggregated into one reportable segment.

Revenues increased by $4,134 or 1.6% for the third quarter of 2021 as compared to the same period in 2020, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $6,770;

•additional water and wastewater revenues of $2,624 associated with a larger customer base due to utility acquisitions and organic growth;

•prior year effect of customer rate credits of $4,080 granted to our water and wastewater customers served by Aqua Pennsylvania in the third quarter of 2020; and

•offset by a decrease in customer water and wastewater volumes amounting to $9,590 and foregone water revenue of $292 as a result of an advisory for some of our water utility customers

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

served by our Illinois subsidiary. We expect this impact on revenues resulting from the advisory to continue in the fourth quarter of 2021.

Operations and maintenance expense for the three months ended September 30, 2021 was $86,923 (33.5% of revenues) compared to $79,313 (31.0% of revenues) in the prior period. The increase of $7,610 or 9.6% was primarily due to the following:

•costs related to the restoration and repair of facilities damaged by Hurricane Ida of $2,160;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $1,185;

•increase in pension and post-retirement benefits expense of $5,083;

•expenses of $401 associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary, plus the prior year effect of net insurance proceeds of $2,145 for expenses incurred related such advisory. We expect the expenses associated with remediating the advisory to continue in the fourth quarter of 2021; offset by,

•the decrease in COVID-19 pandemic related expenses of $3,329.

Depreciation and amortization increased by $2,551 or 5.9% primarily due to continued capital spend.

Taxes other than income taxes increased by $385 or 2.4%.

Interest expense, net, increased by $325 or 1.2% for the quarter primarily due to the increase in average borrowings.

AFUDC increased by $2,324 or 75.4% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other expense decreased by $2,006, resulting in a net benefit of $1,896 for the quarter, primarily due to the decrease in the non-service cost component of our net benefit cost for pension benefits. This is driven by improved investment returns as a result of favorable market experience from the prior period.

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

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Therefore, fluctuations in the cost of purchased gas impact operating revenues on a dollar-for-dollar basis, but do not impact gross margin. Management uses gross margin, a

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

non-GAAP financial measure, defined as operating revenues less purchased gas expense, to analyze the financial performance of our Regulated Natural Gas segment, as management believes gross margin provides a meaningful basis for evaluating our natural gas utility operations since purchased gas expenses are included in operating revenues and passed through to customers. The following table includes the operating results for our Regulated Natural Gas segment for the period since the acquisition date of March 16, 2020, including the reconciliation of gross margin (non-GAAP) to operating revenues (GAAP):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating revenues (GAAP)	$94,752	$88,880	$579,429	$273,798
Purchased gas	20,386	14,841	183,062	68,807
Gross margin (non-GAAP)	74,366	74,039	396,367	204,991

The term gross margin is not intended to represent operating revenues, the most comparable GAAP financial measure, as an indicator of operating performance. In addition, our measurement of gross margin is not necessarily comparable to similarly titled measures reported by other companies.

Operating revenues from the Regulated Natural Gas segment increased by $5,872 or 6.6% due to:

•impact of higher gas cost of $6,534 during the quarter as compared to the prior quarter;

•higher average delivery and rider rates of $2,183; and

•increased revenues from strategic projects of $1,234;

•offset by lower usage of $1,620 due to warmer weather during the third quarter of 2021 as compared to the same period in 2020; credit to customers for tax repair catch-up of $2,439; and increased refund of the tax benefit associated with the Tax Cuts and Jobs Act of $46.

Operations and maintenance expense for the three months ended September 30, 2021 decreased by $5,606 or 9.4% primarily due to the following:

•decrease in COVID-19 pandemic related expenses of $6,058 and contributions to charitable trust of $5,720;

•offset by increase in employee related costs of $1,959 and outside services expense of $1,087.

Purchased gas increased by $5,545 or 37.4% which has a corresponding offset in revenues. The increase is due to an increase in the price of natural gas in the third quarter of 2021 as compared to the prior year.

Depreciation and amortization increased by $2,401 or 9.3% primarily due to continued capital spend.

Taxes other than income taxes increased by $126 or 3.0% mainly due to higher property tax expense.

Interest expense, net, increased by $9,073 or 97.2% for the quarter due to additional borrowings.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

AFUDC increased by $215 or 46.5% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other expense increased by $6,090 due to the non-service cost component of our net benefit cost for pension benefits.

Net income for the Regulated Natural Gas segment decreased by $5,941or 26.6% during the third quarter of 2021 as compared to the same period in 2020 as a result of the factors described above.

Analysis of First Nine Months of 2021 Compared to First Nine Months of 2020

Consolidated results

Operating revenues increased by $353,757 or 35.8% for the nine months ended September 30, 2021, as compared to the same period in 2020. Revenues from our regulated water segment increased by $30,381, regulated natural gas segment by $305,631 and other business segment by $17,745. Upon closing on the Peoples Gas Acquisition on March 16, 2020, the first quarter of 2020 only represented 16 days of Peoples Gas’ operating results, compared to the full period in the first quarter of 2021. Total operating revenues from Peoples Gas during for the first nine months of 2020 and 2021 were $280,300 and $602,989, respectively.

Consolidated operations and maintenance expenses increased by $20,530 or 5.5%, primarily due to:

•the timing of the People’s Natural Gas acquisition that resulted in an increase in operations and maintenance expense of $42,864 for the first quarter of 2021 as compared to the same period in 2020;

•costs related to the restoration and repair of facilities damaged by Hurricane Ida of $2,160;

•an increase in employee related costs of $5,475;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $2,951;

•an increase in outside services and maintenance expenses of $2,672;

•an increase in insurance expense of $7,926 for increased insurance claims; offset by

•a decrease in contributions to charitable trust of $8,820;

•a decrease in COVID-19 pandemic related costs of $14,199; and,

•the prior year effect of transaction expenses of $25,397 in the first quarter of 2020 for the Peoples Gas Acquisition, primarily representing expenses associated with investment banking fees, employee related expenses, obtaining regulatory approvals, legal expenses, and integration planning.

Purchased gas increased by $129,604. Purchased gas represents the cost of gas sold by Peoples for regulated and non-regulated gas business. This expense increased by $114,255 and $15,349 for the

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

regulated natural gas and non-regulated gas business, respectively, mainly due to the timing of the Peoples Gas acquisition.

Depreciation expense increased by $35,341or 19.5%, primarily due to depreciation expense associated with our completion of the Peoples Gas Acquisition on March 16, 2020 and the utility plant placed in service, significant capital expenditures made to expand and improve our utility facilities, and our acquisitions of new utility systems.

Amortization slightly increased by $204 or 4.6% during the period as compared to the prior period.

Taxes other than income taxes increased by $6,795 or 12.0% principally due to an increase in payroll taxes of $2,796 and property taxes of $2,162 associated with acquired operations, primarily the Peoples Gas Acquisition.

Interest expense increased by $18,287 or 13.4% primarily due to the following items:

•an increase in average borrowings; and

•interest on debt assumed in the Peoples Gas Acquisition; offset by

•a decrease in our effective interest rate.

Interest income decreased by $4,056 or 75.9%, primarily due to the utilization of the proceeds held from our 2019 equity and debt offerings to close the Peoples Gas Acquisition on March 16, 2020.

AFUDC increased by $5,201 or 59.6% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Equity loss in joint venture was $3,283 in 2020, and our investment in the joint venture was sold in October 2020.

Other expense increased by $1,777 or 56.1%. The net benefit in 2020 is primarily due to a recovery of a previously incurred cost that resulted in the recognition of a regulatory asset based on the Company’s recovery in a rate case.

Our effective income tax rate was 3.2% for the nine months ended September 30, 2021 and (1.5%) for the same period in the prior year. The increase in the effective tax rate for the nine months ended September 30, 2021 over the first nine months of 2020 is due to an increase in income taxed at the statutory Federal and State tax rates partially offset by an increase in the income tax benefit associated with the tax deduction for qualifying infrastructure.

Net income increased by $132,964 or 73.0% primarily because of the factors described above.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Regulated Water Segment

Revenues from our Regulated Water segment for the first nine months of 2021 increased by $30,381 or by 4.3%, as a result of the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $21,019 (net of $364 refund of the tax benefit associated with the Tax Cuts and Jobs Act);

•additional water and wastewater revenues of $8,559 associated with a larger customer base due to utility acquisitions and organic growth;

•prior year effect of customer rate credits of $4,080 granted to our water and wastewater customers served by Aqua Pennsylvania in the third quarter of 2020; and,

•offset by the decrease in customer water and wastewater volumes of $4,238 and by foregone water revenue of $842 as a result of an advisory for some of our water utility customers served by our Illinois subsidiary. We expect this impact on revenues resulting from the advisory to continue in the fourth quarter of 2021.

Operations and maintenance expense was $243,071 (33.0% of revenues) compared to $229,652 (32.5% of revenues) in the prior period. The increase of $13,419 or 5.8% was principally due to the following:

•costs related to the restoration and repair of facilities damaged by Hurricane Ida of $2,160;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $2,951;

•increase in labor and benefits expense of $3,751;

•increase in insurance expense of $4,811 due to higher claims;

•increase in outside services of $908; and,

•expenses of $1,471 associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary, plus the prior year effect of net insurance proceeds of $1,088 for expenses incurred related to such advisory. We expect the expenses associated with remediating the advisory to continue in the fourth quarter of 2021; offset by

•the decrease in COVID-19 pandemic related expenses of $7,304.

Depreciation and amortization increased by $8,975 or 7.1% primarily due to continued capital spend.

Taxes other than income taxes increased by $2,464 or 5.4% largely due to higher public utility realty taxes of $933 in 2021 as compared with 2020.

Interest expense, net, increased by $2,471 or 3.1% for the quarter primarily due to the increase in average borrowings.

AFUDC increased by $5,186 or 65.6% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Other expense decreased by $5,742, resulting in a net benefit of $5,265, primarily due to the decrease in the non-service cost component of our net benefit cost for pension benefits. This is driven by improved investment returns as a result of favorable market experience from the prior period.

Regulated Natural Gas Segment

The operating results of Peoples is reported for the period after acquisition, such that the first quarter of 2020 only represented 16 days of operating results, compared to the full period in the first quarter of 2021. The variance of the operating results in the Regulated Natural Gas segment for the nine months period ending September 30, 2021 is comprised of the first quarter difference which is largely attributable to the timing of the acquisition closing on March 16, 2020 plus the changes during the second quarter of 2021. Refer above for the analysis of the changes in the Regulated Natural Gas segment for the third quarter of 2021 compared to the third quarter of 2020. The variance of the operating results in the first quarter of 2021 as compared to 2020 in the regulated natural gas segment for the timing of the acquisition closing, resulted in an increase in the following income statement amounts: $304,571 of operating revenues, $42,503 of operations and maintenance expense, $110,118 of purchased gas expense, $23,021 of depreciation and amortization, $125,149 of operating income, and $105,853 of net income.

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

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, under “Part 1, Item 1A – Risk Factors.”

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended September 30, 2021:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
July 1-31, 2021	136	$46.50	-	-
August 1-31, 2021	40	$47.48	-	-
September 1-30, 2021	-	$-	-	-
Total	176	$46.72	-	-

(1)These amounts consist of 176 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the award vesting.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

November 5, 2021

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer