Form 10-Q/A
period 2021-09-30
Essential Utilities, Inc.
filed 2021-11-09
CIK 78128

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 22, 2021: 252,742,882

EXPLANATORY NOTE

Essential Utilities, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 5, 2021 (the “Original Filing”), solely to reflect the conformed signatures on the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, which were inadvertently omitted from the Original Filing of the Form 10-Q. Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way the financial or other information contained in the Original Filing.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

104	The cover page from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

November 9, 2021

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer