Form 10-K
period 2021-12-31
Essential Utilities, Inc.
filed 2022-03-01
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30,2021: $11,211,937,094

The number of shares outstanding of the registrant's common stock as of February 15, 2022: 252,875,079

DOCUMENTS INCORPORATED BY REFERENCE

(1)Portions of the definitive Proxy Statement, relating to the 2022 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, have been incorporated by reference into Part III of this Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, or this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are made based upon, among other things, our current assumptions, expectations, plans, and beliefs concerning future events and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “estimates”, “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions. Please refer to the Summary in Item 1A – Risk Factors in this Annual Report for a description of the types of Forward-looking statements in this Annual Report. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results.

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

The Company

Essential Utilities, Inc. (referred to as Essential Utilities, Essential, the Company, we, us, or our), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated five million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, West Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc., (Aqua Pennsylvania) accounted for approximately 55% of operating revenues and approximately 68% of income for our Regulated Water segment in 2021. As of December 31, 2021, Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of water and wastewater customers we serve. Aqua Pennsylvania’s service territory is located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Additionally, pursuant to the Company’ growth strategy, commencing on March 16, 2020 with the completion of the Peoples Gas Acquisition, the Company began to provide natural gas distribution services to customers in western Pennsylvania, Kentucky, and West Virginia. Approximately 93% of the total number of natural gas utility customers we serve are in western Pennsylvania. Lastly, the Company’s market-based activities are conducted through Aqua Infrastructure, LLC and Aqua Resources Inc., and certain other non-regulated subsidiaries of Peoples. Prior to our October 30, 2020 sale of our investment in a joint venture, Aqua Infrastructure provided non-utility raw water supply services for firms in the natural gas drilling industry. Following the October 30, 2020 closing, Aqua Infrastructure does not provide any services to the natural gas drilling industry. Aqua Resources offers, through a third-party, water and sewer line protection solutions and repair services to households. Other non-regulated subsidiaries of Peoples provide utility service line protection services to households and operate gas marketing and production businesses.

Essential Utilities, which prior to its name change on February 3, 2020 was known as Aqua America, Inc., was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, formerly known as Philadelphia Suburban Water Company. In the early 1990s, we embarked on a growth through acquisition strategy. Our most significant transactions to date have been the merger with Consumers Water Company in 1999, the acquisition of the regulated water and wastewater operations of AquaSource, Inc. in 2003, the acquisition of Heater Utilities, Inc. in 2004, the acquisition of American Water Works Company, Inc.’s regulated water and wastewater operations in Ohio in 2012, and the Peoples Gas Acquisition in 2020. For many years, starting in the early 1990s, our business strategy was primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and have extended our regulated operations from southeastern Pennsylvania to include our current regulated utility operations throughout Pennsylvania and in seven additional states. On March 16, 2020, we completed our acquisition of a natural gas distribution company consisting of Peoples Natural Gas Company LLC, Peoples Gas Company LLC, Peoples Gas WV LLC, Peoples Gas KY LLC, PNG Gathering LLC, and Delta Natural Gas Company Inc., expanding the Company’s regulated utility business to include natural gas distribution. This acquisition is referred to as the “Peoples Gas Acquisition,” and collectively these businesses are referred to as “Peoples.” Peoples serves approximately 750,000 gas utility customers in western Pennsylvania, West Virginia, and Kentucky. During 2010 through 2013, we sold our utility operations in six states, pursuant to a portfolio rationalization strategy, to focus our operations in areas where we have critical mass and economic growth potential. Currently, the Company seeks to acquire businesses in the U.S. regulated sector, which includes water and wastewater utilities and other regulated utilities, and to pursue growth ventures in market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated utility businesses.

The descriptions of our business and operations, financial results, and operational data included in this Annual Report do not include historical results for Peoples prior to the acquisition date of March 16, 2020.

The following table reports our operating revenues, by principal state, for our Regulated Water segment, which includes both water and wastewater utility services, and Regulated Natural Gas segment, and Other and eliminations for the year ended December 31, 2021:

	Operating Revenues (000's)	Operating Revenues (%)
Pennsylvania	$537,402	28.6%
Ohio	114,221	6.1%
Texas	77,427	4.1%
Illinois	84,378	4.5%
North Carolina	64,370	3.4%
Other states (1)	102,405	5.5%
Regulated Water segment total	980,203	52.2%

Pennsylvania	803,897	42.8%
Other states (2)	56,005	3.0%
Regulated Natural Gas segment total	859,902	45.8%

Other and eliminations	38,039	2.0%
Consolidated	$1,878,144	100.0%

(1)Includes our water operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

(2)Includes our natural gas operating subsidiaries in West Virginia and Kentucky.

The Company has identified twelve operating segments and has two reportable segments, the Regulated Water segment and the Regulated Natural Gas segment. The Regulated Water segment is comprised of eight operating segments for our water and wastewater regulated utility companies, aligned with the states where we provide these services. These operating segments are aggregated into one reportable segment since each of the Company’s operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment. The Regulated Natural Gas segment is comprised of one operating segment representing natural gas utility companies, acquired in the Peoples Gas Acquisition, for which the Company provides natural gas distribution services. In addition to the Company’s two reportable segments, the Company includes three of its operating segments in “Other”. These businesses represent our non-regulated natural gas operations, Aqua Resources, and Aqua Infrastructure, which are not quantitatively significant to be reportable and therefore are included as a component of “Other”. The non-regulated natural gas operations include People’s subsidiaries that provide utility service line protection services to households and operate gas marketing and production businesses. In addition, “Other” and eliminations include corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments, because they would not be recoverable as a cost of utility service, and intersegment eliminations. Information concerning revenues, net income, identifiable assets and related financial information for the Regulated Water and Regulated Natural Gas segments and Other and eliminations for 2021, 2020, and 2019, is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 18 – Segment Information in the Notes to Consolidated Financial Statements which is contained in Item 8 of this Annual Report.

The following table summarizes our operating revenues, by utility customer class, for the Regulated Water and Regulated Natural Gas segments and Other and eliminations for the year ended December 31, 2021:

	Operating Revenues (000's)	Operating Revenues (%)
Residential water	$561,996	29.9%
Commercial water	151,071	8.0%
Fire protection	35,984	1.9%
Industrial water	30,230	1.6%
Other water	53,488	2.8%
Total water	832,769	44.2%
Wastewater	132,580	7.1%
Customer rate credits	-	0.0%
Other utility	14,854	0.8%
Regulated Water segment total	980,203	52.1%

Residential gas	530,338	28.3%
Commercial gas	99,596	5.3%
Industrial gas	3,427	0.2%
Gas transportation	198,195	10.6%
Customer rate credits	(5,000)	-0.3%
Other utility	33,346	1.8%
Regulated Natural Gas segment total	859,902	45.9%

Other and eliminations	38,039	2.0%
Consolidated	$1,878,144	100.0%

Customers

Our water utility customer base is diversified among residential water, commercial water, fire protection, industrial water, other water, wastewater customers, and other utility customers (consisting of contracted services that are associated with the utility operations). Residential water and wastewater customers make up the largest component of our water utility customer base, with these customers representing approximately 69%, 71%, and 69%, of our water and wastewater revenues for 2021, 2020, and 2019, respectively. Substantially all of our water utility customers are metered, which allows us to measure and bill for our customers’ water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during late spring, summer, and early fall. In general, during these seasons, an extended period of dry weather increases consumption, while above-average rainfall decreases consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and imposing water use restrictions in the affected areas, which could reduce water consumption. See “Business – Water Utility Supplies, and Facilities and Wastewater Utility Facilities” for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our water utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of our service territories. Water usage is also affected by changing consumption patterns by our customers, resulting from such causes as increased water conservation and the installation of water saving devices and appliances that can result in decreased water usage. It is estimated that, in the event we experience a 0.50% decrease in residential water consumption, it would result in a decrease in annual residential water revenue of approximately $2,800,000, which would likely be partially offset by a reduction in incremental water production expenses such as chemicals and power.

Our natural gas utility customer base is diversified among residential gas, commercial gas, industrial gas, gas transportation, and other utility. Substantially all of our natural gas utility customers are metered, which allows us to measure and bill for our customers’ natural gas usage. Natural gas usage per customer is affected by local weather conditions during the year, especially during the fall, winter, and early spring. These patterns reflect the higher demand for natural gas for heating purposes during the colder months.

The Company’s growth in revenues over the past five years is primarily a result of the 2020 Peoples Gas Acquisition, increases in water and wastewater rates, and customer growth. See Economic Regulation for a discussion of water, wastewater, and natural gas rates. The increase in our utility customer base has been due to customers added through acquisitions, partnerships with developers, and organic growth (excluding dispositions) as shown below:

Year	Utility Customer Growth Rate
2021	1.2%
2020	42.9%
2019	2.1%
2018	2.3%
2017	1.1%

In 2021, 2020, and 2019, our customer count increased by 21,246, 772,099, and 21,108 customers, respectively, primarily due to the water and wastewater utility systems that we acquired, organic growth, and in 2020, due to the Peoples Gas Acquisition that resulted to the addition of approximately 750,000 natural gas utility customers. Overall, for the five year period of 2017 through 2021, our utility customer base, adjusted to exclude customers associated with utility system dispositions, increased at an annual compound rate of 13.4%. During the five year period ended December 31, 2021, our utility customer base including customers associated with utility system acquisitions and dispositions increased from 972,265 at January 1, 2017 to 1,820,049 at December 31, 2021.

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

Based on the 2019 U.S. Census American Housing Survey, approximately 89% of the U.S. population obtains its water from public or private water utility systems, and 11% of the U.S. population obtains its water from individual wells. With approximately 50,000 public or private water systems in the U.S. (81% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water and wastewater). The majority of these community water systems are government-owned. The nation’s water systems range in size from large government-owned systems, such as the New York City water system, which serves approximately 8.8 million people, to small systems, where a few customers share a common well. In the states where we operate regulated water utilities, we believe there are approximately 14,000 public or private water utility systems of widely-varying size, with the majority of the population being served by government-owned water systems.

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

We are actively exploring opportunities to expand our utility operations through acquisitions or other growth ventures. During the five-year period ended December 31, 2021, we expanded our utility operations by completing 29 acquisitions of water or wastewater utilities or other similar assets. Additionally, in March 2020, we completed our acquisition of Peoples, which expanded the Company’s regulated utility business to include natural gas distribution.

Supply and Facilities

Water Utility Supplies and Facilities and Wastewater Utility Facilities - Our water utility operations obtain their water supplies from surface water sources, underground aquifers, and water purchased from other water suppliers. Our water supplies are primarily self-supplied and processed at twenty-three surface water treatment plants located in five states, and numerous well stations located in the states in which we conduct business. Approximately 5.6% of our water supplies are provided through water purchased from other water suppliers. It is our policy to obtain and maintain the permits necessary to obtain and treat the water we distribute.

In September 2021, Hurricane Ida made landfall in Pennsylvania, and the Company had to temporarily shut down two of its water treatment plants, in Chester County, Pennsylvania, which had been damaged due to heavy rainfall, flooding and loss of power. These plants serve a significant portion of Aqua Pennsylvania’s service territory in southeastern Pennsylvania. The Company was able to maintain supply to most of its customers by ramping up production at some of its other treatment plants. However, due to low water pressure in some locations, Aqua Pennsylvania asked customers to adopt voluntary water conservation measures during a two-week period. The damage to the facilities occurred despite our prior efforts to shore up the facilities to prevent such floodwater occurrences.

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

Natural Gas Supply and Transportation Facilities - Our natural gas supply strategy is to ensure a dependable gas supply that is economically priced and which is available for delivery when needed. We purchase natural gas from intrastate, interstate and local sources, and transport natural gas supplies through various intrastate and interstate pipelines under contracts with remaining terms, including extensions, varying from one month to fifteen years. We anticipate that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

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

We own and operate underground natural gas storage facilities with capacity of 10.3 billion cubic feet (Bcf). Total working capacity is 5.0 Bcf for use during the heating season with a maximum daily withdrawal rate of 109.5 million cubic feet (MMcf). Additionally, we have contracted for off-system storage from interstate pipelines. The total amount of off-system storage under contract is 35.64 Bcf with a maximum daily withdrawal rate of 589.3 MMcf.

On an ongoing basis, we enter into contracts to provide sufficient supplies and pipeline capacity to meet our customers’ natural gas requirements. However, it is possible for limited service disruptions to occur from time to time due to weather conditions, transportation constraints, and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply constraints or other factors. We enter into firm agreements with suppliers, including major producers and marketers, intended to provide flexibility to meet the temperature-sensitive needs of its customers. In Pennsylvania, our distribution system is connected to six interstate pipelines, where we maintain capacity we believe is sufficient to meet our customers’ gas requirements. In Kentucky, our distribution system is connected to four interstate pipelines, where we maintain capacity we believe is sufficient to meet our customers’ gas requirements. In West Virginia, our distribution system is connected to one interstate pipeline, as well as local production, where we maintain capacity we believe is sufficient to meet our customers’ gas requirements.

Natural Gas Gathering - Our Pennsylvania Regulated Natural Gas service territory is situated in the Marcellus Shale production region. Approximately 31% of the natural gas supply on the system is from locally produced gas, which we gather and transport into our distribution system. Our gathering system is regulated by the Pennsylvania Public Utility Commission which includes various safety, environmental and, in some circumstances, anti-discrimination requirements, and in some instances complaint-based rate regulation. Our gathering operations may be subject to ratable take and common purchaser statutes in the states in which we operate.

Our Regulated Natural Gas gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services. Our gathering operations could also be subject to additional safety and operational regulations relating to the design, construction, testing, operation, replacement, and maintenance of gathering facilities. We cannot predict what effect, if any, such changes might have on our operations, but our Regulated Natural Gas segment could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

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

Rate Case Management Capability – We maintain a rate case management capability, the objective of which is to provide that the tariffs of our utility operations reflect, to the extent practicable, the timely recovery of increases in costs of operations, capital expenditures, interest expense, taxes, energy, materials, and compliance with environmental regulations as well as a return on equity. We file rate increase requests to recover and earn a fair return on the infrastructure investments that we make in improving or replacing our facilities and to recover expense increases. In the states in which we operate, we are primarily subject to economic regulation by the following state utility commissions:

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

Our water and wastewater operations are comprised of 45 rate divisions, and our natural gas operations are comprised of four rate divisions. Each of our utility rate divisions require a separate rate filing for the evaluation of the cost of service, including the recovery of investments, in connection with the establishment of rates for that rate division. When feasible and beneficial to our utility customers, we will seek approval from the applicable state regulatory commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base. All of the states in which we operate permit us to file a revenue requirement for some form of consolidated rates for all, or some, of the rate divisions in that state.

In Virginia, North Carolina, and Kentucky, we may bill our utility customers, in certain circumstances, in accordance with a rate filing that is pending before the respective regulatory commission, which would allow for interim rates. As of December 31, 2021, we have no billings under interim rate arrangements for rate case filings in progress. Furthermore, some utility commissions authorize the use of expense deferrals and amortization in order to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request. In these states, the additional revenue billed and collected prior to the final regulatory commission ruling is subject to refund to customers based on the outcome of the ruling. The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling. If the request is denied completely or in part, we could be required to refund to customers some or all of the revenue billed to date and write-off some or all of the deferred expenses.

Revenue Surcharges – Eight states in which we operate water and wastewater utilities, and two states, Pennsylvania and Kentucky, in which we operate natural gas utilities permit us to add an infrastructure rehabilitation surcharge to their respective bills to offset the additional depreciation and capital costs associated with capital expenditures related to replacing and rehabilitating infrastructure systems. Without this surcharge, a utility absorbs all of the depreciation and capital costs of these projects between base rate increases. The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag. This surcharge is intended to substantially reduce regulatory lag, which could act as a disincentive for utilities to rehabilitate their infrastructure. In addition, our subsidiaries in some states use a surcharge or credit on their bills to reflect changes in costs, such as changes in state tax rates, other taxes and purchased water costs, until such time as the new cost levels are incorporated into base rates.

The infrastructure rehabilitation surcharge typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period, and is capped at a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. These surcharges provided revenues of $33,771,486 in 2021, $13,038,555 in 2020, and $16,006,579 in 2019.

In the majority of our natural gas service territories, the public utility commissions have authorized bare steel and cast-iron replacement programs. In Pennsylvania, we filed a Long-Term Infrastructure Replacement program with the Pennsylvania Public Utility Commission where we have committed to the replacement of bare steel and cast-iron pipe. On February 14, 2012, the Governor of Pennsylvania signed into law Act 11 of 2012, which provided a Distribution System Improvement Charge (DSIC) mechanism for certain utilities to recover costs related to repair, replacement or improvement of eligible distribution property that has not previously been reflected in rates or rate base. Through this Pennsylvania DSIC, subject to an earnings test, a utility may recover the fixed costs of eligible infrastructure incurred during the three months ended one month prior to the effective date of the charge, thereby reducing the historical regulatory lag associated with cost recovery through the traditional rate-making process. In Kentucky, we have a pipe replacement program tariff, which allows adjustment of regulated rates annually to earn a return on capital expenditures incurred subsequent to our last rate case which were associated with the replacement of bare steel and vintage plastic pipe.

Gas costs incurred to serve our natural gas customers represent a significant operating expense. Our regulated natural gas rates, in all jurisdictions, contain a Purchased Gas Adjustment (PGA), which is reflected in our tariffs. The PGA allows us to timely charge for changes in the cost of purchased gas, inclusive of unaccounted for gas expense based on actual experience. PGA procedures involve periodic filings and hearings before the state regulatory commissions to establish price adjustments for a designated future period. The procedures also provide for inclusion in later periods of any variances between actual recoveries representing the estimated costs and actual costs incurred. The PGA is subject to periodic review and audit by the state regulatory commissions who also have the authority to disallow previously incurred costs.

In Pennsylvania, the gas cost component of uncollectible accounts expense, gas procurement costs, and certain costs to maintain a supplier choice program, where customers can elect their natural gas supplier, are recovered by mechanisms outside of typical base rate recovery. Additionally, in Pennsylvania, we recover the costs related to universal service programs, whereby customers who meet certain income guidelines receive assistance toward paying their monthly bill, weatherization services, and other programs. In Kentucky, the gas cost component of uncollectible accounts expense is recovered by a recovery mechanism outside of base rate recovery.

Income Tax Accounting Change – In 2012, Aqua Pennsylvania adopted an income tax accounting method change, implemented on Essential Utilities’ 2012 federal income tax return. This accounting method change allows a tax deduction for qualifying utility asset improvements that were formerly capitalized for tax purposes, and was implemented in response to a June 2012 rate order issued by the Pennsylvania Public Utility Commission. The Pennsylvania rate order requires use of the flow-through method of income tax benefits which results in a reduction in current income tax expense through the recognition of income tax benefits resulting from the accounting method change. In the first rate order since 2012, Aqua Pennsylvania received a 2019 rate case order that provided for $158,864,688 of income tax deductions, for its water customers, annually, from the flow-through recognition of the Aqua Pennsylvania income tax accounting change, subject to a collar of $3,000,000 above or below; with the cumulative differences either refunded or recovered in the subsequent rate case. In August 2021, Aqua Pennsylvania filed an application for a base rate increase with a similar level of deduction, tax benefit and collar-mechanism.

On March 16, 2020, the Company completed the Peoples Gas Acquisition. On March 31, 2020, the Company changed the method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas subsidiary, its largest natural gas subsidiary in Pennsylvania. This change allows a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. Consistent with the Company’s accounting for differences between book and tax expenditures for its Aqua Pennsylvania subsidiary, the Company is utilizing the flow-through method to account for this timing difference. In addition, the Company calculated the income tax benefits for qualifying capital expenditures made prior to March 16, 2020 (catch-up adjustment) and has recorded a regulatory liability for $160,655,000 for these income tax benefits. In May 2021, the Pennsylvania Public Utility Commission approved a settlement petition that allows Peoples Natural Gas to continue to use flow-through accounting for the current tax repair benefit and allows for the catch-up adjustment be given to its customers. These benefits are being provided back to customers over a five-year period through a credit on customer bills which commenced in August 2021. In addition, the settlement petition required the contribution of $500,000 to a customer-bill payment assistance program, completed in July 2021, and $5,000,000 in relief to past-due accounts for natural gas customers impacted by the COVID-19 pandemic, completed in December 2021.

Fair Market Value Legislation – In April 2016, Pennsylvania enacted legislation allowing the public utility commission to utilize fair market value to set ratemaking rate base instead of the depreciated original cost of water or wastewater assets for certain qualifying municipal acquisitions. The legislation includes a process for engaging two independent utility valuation experts to perform appraisals that are filed with the public utility commission and then averaged and compared to the purchase price. The ratemaking rate base is the lower of the average of the appraisals or the purchase price and is subject to regulatory approval. Illinois, Indiana, New Jersey, North Carolina, Ohio, Virginia, and Texas also have legislation that allows the use of fair market value under varying rules and circumstances. We believe that this legislation encourages consolidation in the water and wastewater industry, providing municipalities with an option for exiting the business if they are dealing with challenges associated with their aging, deteriorating water and wastewater assets, do not have the expertise or technical capabilities to continue to comply with ever-increasing environmental regulations, or simply want to focus on other community priorities.

Revenue Stability Mechanisms – Revenue stability mechanisms separate the volume of water sold from our ability to meet our cost of service and infrastructure costs. These mechanisms allows us to recognize revenue based on a target amount established in the last rate case, and then record either a regulatory asset or liability based on the cumulative difference over time, which results in either a refund due to customers or a payment from customers. In Illinois, our operating subsidiary utilizes a revenue stability mechanism. Additionally, a weather-normalization adjustment (WNA) mechanism is in place for our natural gas customers served in Kentucky. The WNA serves to minimize the effects of weather on the Company’s results for its residential and small commercial natural gas customers. This regulatory mechanism adjusts revenues earned for the variance between actual and normal weather and can have either positive (warmer than normal) or negative (colder than normal) effects on revenues. Customer bills are adjusted in the December through April billing months, with rates adjusted for the difference between actual revenues and revenues calculated under this mechanism billed to the customers.

Competition

In general, we believe that Essential Utilities and its water, wastewater, and natural gas subsidiaries have valid authority, free from unduly burdensome restrictions, to enable us to carry on our business as presently conducted in the franchised or contracted areas we now serve. The rights to provide water, wastewater, or natural gas service to customers in a particular franchised service territory are generally non-exclusive, although the applicable utility commissions usually allow only one regulated utility to provide service to customers in a given area. In some instances, another water utility provides service to a separate area within the same political subdivision served by one of our subsidiaries. Additionally, our larger natural gas customers may bypass gas distribution services by gaining distribution directly from interstate pipelines, other gas distributors, or other energy sources. As a regulated utility, we believe there is little competition for the daily water, wastewater, and natural gas service we provide to our customers.

Although our natural gas subsidiaries are not currently in significant direct competition with any other distributors of natural gas in its service areas, we do compete with suppliers of other forms of energy such as fuel oil, electricity, propane, coal, wind, and solar. Competition can be intense among the energy sources with price being the primary consideration. This is particularly true for industrial customers who have the ability to switch to alternative fuels. Competition from renewable energy sources such as solar and wind is likely to increase as the political environment currently favors these energy sources through incentives or by placing restrictions on emissions from the burning of fossil fuels.

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

•our ability to access capital markets; and

•our cost of capital.

The addition of new service territories and the acquisition of other utilities by regulated utilities such as the Company are generally subject to review and approval by the applicable state utility commissions.

In a very small number of instances in one of our southern states, where there are municipally-owned water or wastewater systems near our operating divisions, the municipally-owned system may either have water distribution or wastewater collection mains that are located adjacent to our division's mains or may construct new mains that parallel our mains.  In these rare circumstances, the municipally-owned system may attempt to voluntarily offer service to customers who are connected to our mains, resulting in our mains becoming surplus or underutilized without compensation.

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

The price to be paid upon such an acquisition by the municipal government is usually determined in accordance with applicable law under eminent domain. In other instances, the price may be negotiated, fixed by appraisers selected by the parties, or computed in accordance with a formula prescribed in the law of the state or in the particular franchise or charter. We believe that our operating subsidiaries would be entitled to fair market value for any assets that are condemned, and we believe the fair market value would be in excess of the book value for such assets.

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

Environmental, Health and Safety Regulation and Compliance

The Company’s mission is “to sustain life and improve economic prosperity by safely and reliably delivering Earth’s most essential resources to customers and communities”. We are committed to protecting the environment and the health and safety of our employees, customers, and the public and continue to adhere to applicable regulatory standards. We integrate environmental, health, and safety requirements into planning, decision-making, construction, operating, and maintenance activities that we perform.

Provision of water and wastewater services is subject to regulation under the federal Safe Drinking Water Act, the Clean Water Act, and related state laws, and under federal and state regulations issued under these laws. These laws and regulations establish criteria and standards for drinking water and for wastewater discharges. In addition, we are subject to federal and state laws and other regulations relating to solid waste disposal, dam safety, and other aspects of our operations. Capital expenditures and operating costs required as a result of water quality standards and environmental requirements have been traditionally recognized by state utility commissions as appropriate for inclusion in establishing rates.

From time to time, Essential Utilities has acquired, and may acquire, systems that have environmental compliance issues. Environmental compliance issues also arise in the course of normal operations or as a result of regulatory changes. Essential Utilities attempts to align capital budgeting and expenditures to address these issues in due course. We believe that the capital expenditures required to address outstanding environmental compliance issues have been budgeted in our capital program and represent approximately $107,244,000, or approximately 4.1% of our expected total water and wastewater capital expenditures over the next five years. We are parties to agreements with regulatory agencies in Pennsylvania, Texas, Virginia, and Illinois under which we have committed to make improvements for environmental compliance. These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection from fines, penalties, and other actions while corrective measures are being implemented. We are working with state environmental officials in Pennsylvania, Texas, Virginia, and Illinois to implement or amend regulatory agreements as necessary.

Our Regulated Natural Gas utility operations are subject to stringent and complex laws and regulations pertaining to the environment. As an owner or operator of natural gas pipelines, distribution systems and storage, and the facilities that support these systems, we must comply with these laws and regulations at the federal, state, and local levels. Failure to comply with these laws and regulations may trigger a variety of administrative, civil, and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial actions, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to assess, clean up, and restore sites where hazardous substances have been stored, disposed or released.

Safe Drinking Water Act - The Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency (EPA) to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act set standards regarding the amount of microbial and chemical contaminants and radionuclides in drinking water. Current requirements under the Safe Drinking Water Act are not expected to have a material impact on our business, financial condition, or results of operations as we have made and are making investments to meet existing water quality standards. We may, in the future, be required to change our method of treating drinking water at some sources of supply and make additional capital investments if additional regulations become effective.

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

Dam Safety - Our subsidiaries own 30 dams, of which 14 are classified as high hazard dams that are subject to the requirements of the federal and state regulations related to dam safety, which undergo regular inspections and an annual engineering inspection. After a thorough review and inspection of our dams by professional outside engineering firms, we believe that all 14 dams are structurally sound and well-maintained, except as described below. These inspections provide recommendations for ongoing rehabilitation which we include in our capital improvement program. The Company has approximately $42,000,000 in capital improvements budgeted between 2022 and 2028 for dam improvements.

We performed studies of our dams that identified five high hazard dams in Pennsylvania and two high hazard dams in Ohio requiring capital improvements. These capital improvements result from the adoption by state regulatory agencies of revised formulas for calculating the magnitude of a possible maximum flood event. The most significant capital improvement remaining to be performed in our dam improvement program is on one dam in Pennsylvania at a total estimated cost of $17,100,000. Design for this dam commenced in 2013 and construction is expected to be completed in 2027.

A previously-owned Ohio dam requiring capital improvements was no longer used for water supply and was sold to a third party in December 2020. In connection with the sale, we contractually agreed to complete certain dam capital improvements after the sale for an estimated cost of $2,100,000 and expect to complete the repairs in 2022.

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

On January 15, 2021 the EPA published the Lead and Copper Rule Revisions (LCRR) that included deadlines for lead service line inventories and replacement plans, and then signed a final rule on June 10, 2021 to extend the effective date of the LCRR to December 16, 2021.   This action extends the LCRR requirement to submit a lead service line inventory and a lead service line replacement plan to the respective states or agencies by October 16, 2024.  We are continuing to enhance our lead service line inventory and refine our lead service line replacement plans which we expect to complete by the deadline. Additionally, EPA is developing a new regulation, the Lead and Copper Rule Improvements (LCRI), to better protect communities from exposure to lead in drinking water.  The LCRI is expected to delay the due dates for lead service line replacement plans and result in modifications to other parts of the LCRR.  We are still reviewing the overall impact of the LCRR and anticipated LCRI.   Capital expenditures and operating costs associated with compliance with any of these rule revisions cannot be presently determined until our review of the LCRR and anticipated LCRI is completed.

Partnership for Safe Water Program – Essential Utilities is a proud participant in the American Water Works Association’s (AWWA) Partnership for Safe Water Program.  This voluntary program is a commitment to excellence within the drinking water community above and beyond EPA’s stringent treatment goals.  All of our active surface water treatment plants (within Pennsylvania, Ohio, Illinois, and Virginia) maintain good standing in the program which includes many awards of achievement.  The honors include the “Director’s Award” (achieved at seven systems) which recognizes plants that have: 1) completed a comprehensive self-assessment report, 2) created an action plan for continuous improvement, and 3) provided several evaluations of performance demonstrating operational excellence.  Several of our systems have met these criteria annually and have received 5, 10, 15, and 20 year subscriber awards. Furthermore, our Roaring Creek Pennsylvania treatment plant has received the Phase IV Excellence Award, the highest honor achieved in the Partnership Program.

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

Pipeline Safety Improvement Act- In December 2006, Congress enacted the Pipeline, Inspection, Protection, Enforcement and Safety Act of 2006 (2006 Act), which reauthorized the programs adopted under the Pipeline Safety Improvement Act of 2002 (2002 Act). These programs included several requirements related to ensuring pipeline safety, and a requirement to assess the integrity of pipeline transmission facilities in areas of high population concentration.

Pursuant to the 2006 Act, the Pipeline and Hazardous Materials Safety Administration (PHMSA), an agency of the US Department of Transportation (DOT), issued regulations, effective February 12, 2010, requiring operators of gas distribution pipelines to develop and implement integrity management programs similar to those required for gas transmission pipelines, but tailored to reflect the differences in distribution pipelines. Operators of natural gas distribution systems were required to write and implement integrity management programs by August 2, 2011. Peoples’ natural gas distribution systems met this deadline.

Pursuant to the 2002 Act and the 2006 Act, PHMSA has adopted a number of rules concerning, among other things, distinguishing between gathering lines and transmission facilities, requiring certain design and construction features in new and replaced lines to reduce corrosion, and requiring pipeline operators to amend existing written operations and maintenance procedures and operator qualification programs. PHMSA also updated its reporting requirements for natural gas pipelines effective January 1, 2011.

In December 2011, Congress passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Act). This act increased the maximum civil penalties for pipeline safety administrative enforcement actions; required the DOT to study and report on the expansion of integrity management requirements and the sufficiency of existing gathering line regulations to ensure safety; required pipeline operators to verify their records on maximum allowable operating pressure; and imposed new emergency response and incident notification requirements. In 2016, the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (2016 Act) reauthorized PHMSA’s pipeline safety programs through 2019 and provided limited new authority, including the ability to issue emergency orders, to set inspection requirements for certain underwater pipelines and to promulgate minimum safety standards for natural gas storage facilities, as well as to provide increased transparency into the status of as-yet-incomplete PHMSA actions required by the 2011 Act.

In June 2021, PHMSA issued an advisory bulletin to address a self-executing mandate as part of the 2016 Act. This Leak Detection and Reduction (LDAR) bulletin requires operators to update standard operating procedures to address leaks and gas releases which may be hazardous to public safety and the environment.

In November 2021, PHMSA published the final gathering line rule, with a tentative effective date of May 2022. This rule will require preventative and mitigative measures on gathering lines of certain diameters and operating pressures.

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

Climate Risk

We understand the urgency of the Paris Agreement and the United Nations Intergovernmental Panel on Climate Change’s science-based target of limiting the global temperature increase to well below 2 degrees Celsius. Of our Scope 1 and 2 GHG emissions, 79% are driven by our gas distribution business. Early in 2021, we announced that by 2035 we will reduce our Scope 1 and 2 GHG emissions by 60% from our 2019 baseline. This is consistent with the rate of reduction necessary through 2035 to keep on track with the Paris Agreement. This will be achieved by extensive gas pipeline replacement, renewable energy purchasing, accelerated methane leak detection and repair, and various other currently planned initiatives that are highly feasible with proven technology.

Human Capital Management

The Company values its workforce as one of its most important assets. The Company is dedicated to creating a sustainable working atmosphere for its employees to attract and retain the best employees. Human capital measures and objectives that the Company focuses on in managing its business include the health and safety of its employees, succession planning, voluntary attrition rate, and diversity, equity and inclusion initiatives.

As of December 31, 2021, we employed a total of 3,211 full-time employees. Our subsidiaries are parties to 19 labor agreements with labor unions covering 1,540 employees. The labor agreements expire at various times up until 2026.

Health and Safety - Safety is the foundation of our business and guides all our employees’ actions. The Company continues to invest in safety improvements, implement policies and procedures, develop technical training and guidelines for our employees, and leverage new tools and technology to improve our maps, records and infrastructure performance. The Company is focused on identifying and mitigating risk and safeguarding our plants and distribution lines. Our teams make safety a top priority on the job, in meetings, and within our surrounding work environments to ensure the safety of our employees and customers. To encourage managers to promote a safe environment, related metrics are incorporated in management’s incentive compensation plans.

Ahead of the closing of the Peoples Gas Acquisition in March 2020, we also created a combined Environmental Health and Safety management position to provide oversight to the gas, water, and wastewater businesses. This included the appointment of a National Safety Director charged with developing and implementing a combined health and safety program that will continue to incorporate our best practices across the Company to keep our workers safe.

The Company continues to monitor the COVID-19 pandemic and has taken actions aligned with the Centers for Disease Control and Prevention and Federal, State and local health authorities to protect its workforce so they can more safely and effectively perform their work. The Company sought to be as transparent as possible and frequently communicated with employees via email, dedicated COVID-19 intranet resources, routine huddles, and CEO town halls. In the second quarter of 2021, we started a rotational return to the office. All employees returned to their normal work locations as of June 14, 2021, and the Company has initiated a work location flexibility program for selected work groups and individuals. The Company is also in the process of establishing policies and procedures for compliance with the recently promulgated OSHA Emergency Temporary Standard for COVID-19.

The Company provides access to a variety of innovative, flexible, and convenient employee health and wellness programs. We proactively conduct communications outreach to our employees and their family members on relevant health topics. With the focus on mental health becoming more of a central part of an employee’s well-being, we have added additional resources and counseling access for employees and their families to utilize to ensure they take care of themselves.

Employee Development and Training - The Company continues to invest in training and development programs for employees so that they may evolve and enhance their skills in their areas of expertise. We also offer tuition reimbursement to all regular, full-time employees. At Essential, we believe in an integrated talent development approach. We utilize the “70/20/10 model” for development, which holds that 70% of learning happens on the job through stretch goals and critical assignments, 20% of learning occurs through mentoring and coaching and involvement in professional and industry related activities, and 10% of learning occurs within a virtual or live learning environment. We align our development model to support our vision, mission, and competencies, with a balanced approach to developing our workforce that leads us to the development of a confident, committed, and high-performance culture.

Succession Planning - Under the Company’s Corporate Governance Guidelines, the Board of Directors is responsible for the development and periodic review of a management succession plan for the Chief Executive Officer and other executives. Annually, the Board of Directors reviews the Company’s succession planning process for the Chief Executive Officer and the named executive officers. During this review, the directors review succession candidates on an immediate basis and more developmental candidates to ensure that the Company is well-prepared for the future.

Voluntary Attrition and Turnover - The Company measures turnover rates of its employees in assessing the Company’s overall human capital. The Company’s voluntary attrition rate (not including retirements) for 2021 was 2% at the executive and senior management level, 4% at the mid-level manager level, 10% at the professional level, and 6% across all other employees. These voluntary attrition rates increased from 2020. We believe issues related to the COVID-19 pandemic and the large national increase in employee retirements and attrition impacted us as well as other companies. We are working to develop programs focused on retaining our workforce.

Diversity, Equity and Inclusion - Diversity of backgrounds, ideas, thoughts, and experiences is essential to our culture and the way we do business. Creating an environment where our differences are valued and where every person feels a sense of belonging and engagement supports a thriving organization that cares about our customers. In 2020 and 2021, the Company conducted education and unconscious bias workshops to foster better understanding of points of view and how pre-conceived notions impact relationships at work. Diversifying the workforce continues to be a focus at all levels of the Company. Our focus on attracting and retaining diverse talent has resulted in growth in the number of our diverse employees from 14% in 2020 to 15% in 2021. Diversity at the management level has also grown, with 10% of the management team comprised of minorities and 22% of the management team comprised of women by the end of 2021.

We recognize an opportunity to strengthen the diversity in our company. Based on local customer demographic data, we are focused on increasing the diversity of our employee demographics to reflect the diversity in the communities that we serve. We have a range of diverse recruitment tactics and believe we can achieve our multiyear plan of reaching 17% employees of color.

Supplier Diversity

We acknowledge that supplier diversity is critical for our communities as well as for our business. We are committed to increasing our work with qualified and certified diverse suppliers from the communities and neighborhoods where we live, work, and operate each day and suppliers that use reasonable efforts to minimize pollution and improve environmental protection and sustainability. As such, we announced a multi-year plan to increase diverse supplier spend to 15% of controllable spend, which excludes spend where there is no opportunity to include diverse suppliers or spend that cannot be sourced from a diverse supplier due to a policy or law (items like power, purchased water and some one-time payments). Beginning in 2021, we added a supplier diversity component (5% weighting) to our short-term incentive plan. We also have a Supplier Code of Conduct that defines the basic requirements for suppliers of goods and services and their responsibilities to the environment and their stakeholders. We also expect our suppliers to subscribe to the principles of nondiscrimination, follow high standards of business ethics and professional conduct and adhere to our Human Rights Policy.

Management and Board Oversight

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

Available Information

We file annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). You may obtain our SEC filings from the SEC’s web site at www.sec.gov.

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

•the impact of our business on the environment, and our ability to meet our climate change goals;

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

•the ongoing integration of the Peoples Gas Acquisition;

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

•the impact of fines and penalties;

•the impact of legal proceedings;

•general economic conditions, including inflation;

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

•changes in environmental conditions, including the effects of climate change;

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

•the impact of inflation on our business and on our customers;

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

•inflation in the costs of goods and services;

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

The COVID-19 pandemic, resurgences and variants of the virus that causes COVID-19, and the measures implemented to contain its spread, such as travel bans and restrictions, quarantines and vaccination mandates, continue to have widespread impacts on the global economy, our employees, customers, and third-party business partners. The severity, magnitude and duration of COVID-19 is uncertain, rapidly changing and hard to predict. It could, in the future, materially impact our business in numerous ways, including, but not limited to, those outlined below:

•reduced demand from our commercial customers and shifts in demand for our regulated utility services;

•delay the timeliness of our service to customers because of shutdowns and/or illness and travel restrictions among our employees or employees of other companies on whom we rely;

•negatively impact the financial condition of our customers and their ability to pay for our products and services, and our ability to disconnect service for non-payment may be limited, and state regulators may impose bill deferral programs;

•may limit or curtail significantly or entirely the ability of public utility commissions to approve or authorize applications and other requests we may make with respect to our regulated water and natural gas businesses; and

•delays in our supply chain and our ability to complete maintenance, repairs, and capital programs, which could result in disruptions and increased costs.

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

General economic turmoil may also lead to an investment market downturn, which may result in our pension and other post-retirement plans’ asset market values suffering a decline and significant volatility. A decline in our plans’ asset market values could increase our required cash contributions to the plans and expense in subsequent years. Inflation levels in excess of historical levels could also lead to regulatory lag and thus impact our earned returns and financial results.

Moreover, inflation has recently become an area of increasing economic concern. Changes in the cost of providing our products and services, including price increases in operating and capital costs, as well as increases in labor costs, may negatively impact our financial condition and results of operations. We review the adequacy of our rates as approved by public utility commissions in relation to the increasing cost of providing services and the inherent regulatory lag in adjusting those rates. Rate increases are not retroactive and often lag increases in costs caused by inflation. On occasion, our regulated utility companies may enter into rate settlement agreements, which require us to wait for a period of time to file the next base rate increase request. These agreements may result in regulatory lag whereby inflationary increases in expenses may not be reflected in rates, and may not yet be requested, or a gap may exist between when a capital project is completed and the start of its recovery in rates. Even during periods of moderate inflation, the effects of inflation can have a negative impact on our operating results. The ability to control operating expenses is an important factor that will influence future results.

Risks Related to Acquisitions

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

One important element of our growth strategy is the acquisition and integration of regulated utility systems in order to broaden our service areas. In addition, the acquisition of Peoples is an opportunity to broaden our services to include natural gas distribution and additional states of operation. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. It is our intent, when practical, to integrate any businesses we acquire with our existing operations. Investing in and integrating acquisitions could require us to incur significant costs and cause diversion of our management's time and resources, and we may be unable to successfully integrate our business with acquired businesses or to realize anticipated benefits of acquisitions. Acquisitions by us could also result in:

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

Some states in which we operate allow the respective public utility commissions to use fair market value to set ratemaking rate base instead of the traditional depreciated original cost of water or wastewater assets for certain qualifying municipal acquisitions. Depending on the state, there are varying rules and circumstances in which fair value is determined. A number of states’ regulations allow ratemaking rate base to equal the lower of the average of the appraisals or the purchase price, subject to regulatory approval. There may be situations where we may pay more than the ultimate fair value of the utility assets as set by the regulatory commission, despite the fair value legislation suggesting its full recovery. In these situations, goodwill may be recognized to the extent there is an excess purchase price over the fair value of net tangible and identifiable intangible assets acquired through a business acquisition. Goodwill is not amortized but is reviewed annually or more frequently for impairment.  As of December 31, 2021, People’s goodwill comprised approximately 15.5% of our total assets. Our financial condition and results of operations could be harmed by an inability to earn a return on, and recover our purchase price as a component of rate base. Regulatory actions or changes in significant assumptions, including discount and growth rates, utility sector market performance and comparable transaction multiples, projected operating and capital cash flows, and fair value of debt, could also potentially result in future impairments which could be material.

We compete with governmental entities, other regulated utilities, and strategic and financial buyers, for acquisition opportunities. As consolidation becomes more prevalent in the utility industry and competition for acquisitions increases, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions. In addition, our competitors may impede our growth by purchasing utilities near our existing operations, thereby preventing us from acquiring them. Governmental entities or environmental / social activist groups have challenged, and may in the future challenge our efforts to acquire new service territories, particularly from municipalities or municipal authorities. Additionally, on occasion we have entered into agreements to acquire water or wastewater utility systems that have been challenged by municipalities or other parties, or where referenda are required, which may impact our ability to complete the acquisition. Higher purchase prices and resulting rates may limit our ability to invest additional capital for system maintenance and upgrades in an optimal manner. Our growth could be hindered if we are not able to compete effectively for new companies and/or service territories with other companies or strategic and financial buyers that have lower costs of operations or capital, or that submit more attractive bids. Any of these risks may harm our business, financial condition, and results of operations.

We face the risk that large natural gas customers may bypass gas distribution services by gaining distribution directly from interstate pipelines, other gas distributors, or other energy sources. Increased competition or other changes in legislation, regulation, or policies could have a material adverse effect on our business, financial condition, or results of operations. Moreover, changes in wholesale natural gas prices compared with prices for electricity, fuel oil, coal, propane, or other energy sources may affect the retention of natural gas customers and may adversely impact our future financial condition and results of operations.

The integration of acquisitions can be a multi-year activity depending upon the complexity and significance of the acquisition.

One element of our strategic plans is our growth through acquisition strategy. Acquisitions in the utility industry are time consuming and complex, with the number of regulatory approvals needed. A significant acquisition can require significant time and resources, including devotion of management time, to integrate the acquired business. We are continuing to integrate the Peoples Gas Acquisition, and unexpected issues may adversely impact our future financial condition and results of operations.

Risks Related to Health and Safety and Environmental Concerns

Some scientific experts are predicting a worsening of weather volatility in the future, possibly created by climate change due to greenhouse gases. Changing severe weather patterns could require additional expenditures to reduce the risk associated with any increasing storm, flood, and drought occurrences.

The issue of climate change is receiving ever increasing attention worldwide. Many climate change predictions, if true, present several potential challenges to utilities, such as: increased frequency and duration of droughts, increased precipitation and flooding, potential degradation of water quality, and changes in demand for services. We maintain an ongoing facility planning process, and this planning or the enactment of new standards may result in the need for additional capital expenditures or raise our operating costs. Because of the uncertainty of weather volatility related to climate change, we cannot predict its potential impact on our business, financial condition, or results of operations. Although any potential expenditures and operating costs may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs. Without adequate rate recovery, our costs of complying with climate change weather related measures may negatively impact our business, financial condition, or results of operations.

In September 2021, Hurricane Ida made landfall in Pennsylvania and the Company had to temporarily shut down two of its water treatment plants, in Chester County, Pennsylvania, which had been damaged due to heavy rainfall, flooding and loss of power. These plants serve a significant portion of Aqua Pennsylvania’s service territory in southeastern Pennsylvania. The Company was able to maintain supply to most of its customers by ramping up production at some of its other treatment plants. However, due to low water pressure in some locations, Aqua Pennsylvania asked customers to adopt voluntary water conservation measures during a two-week period. The damage to the facilities occurred despite our prior efforts to shore up the facilities to prevent such floodwater occurrences. We cannot assure you that we will be able to prevent similar damage from future storms, and the costs associated with such damage could have a material impact on our business, financial conditions and results of operations.

Climate change laws and regulations have been passed and are being proposed that require compliance with greenhouse gas emissions standards, as well as other climate change initiatives, which could impact our business, financial condition or results of operations.

Climate change is receiving ever increasing attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases (GHG), including carbon dioxide. Climate change laws and regulations enacted and proposed limit GHG emissions from covered entities and require additional monitoring/reporting. We produce an environmental, social, and governance report, which provides an overview of our energy usage and GHG emissions. At this time, the existing GHG laws and regulations are not expected to materially harm the Company’s operations or capital expenditures; however, the uncertainty of future climate change regulatory requirements still remains. We cannot predict the potential impact of future laws and regulations on our business, financial condition, or results of operations. Although these future expenditures and costs for regulatory compliance may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs. Another potential risk related to climate change could be more frequent and more severe weather events, which could increase our costs to repair damaged facilities and restore service to our customers. If we are unable to provide utility services to our customers, our financial results would be impacted by lost revenues, and we would have to seek regulatory approval to recover restoration costs.

Climate change and other environmental, social, and governance matters are increasingly important to many investors, and we may fail to provide information desired by all investors.

Climate change and other environmental, social, and governance, or ESG, matters are increasingly important to many investors, including our current investors. We have focused attention on ESG matters and the communication of our ESG activities to investors. We may fail to provide the level of information desired by all investors, including those considering an investment in our stock.

Our water supply, including water provided to our customers, is subject to various potential contaminants which may result in disruption in our services, additional costs, loss of revenue, fines, laws and/or regulations, and litigation which could harm our business, reputation, financial condition, and results of operations.

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

The events in Flint, Michigan, which commenced in 2014, and other communities have brought attention to the issue of lead in drinking water from home plumbing. We have been working to prevent lead leaching from home plumbing sources by reducing water corrosivity and adding chemicals that can prevent leaching of lead in pipes and homes. We have a program to evaluate all changes in water sources prior to initiating a change in water supply. We also focus on identifying and removing lead service lines and encouraging customers to replace the customer-owned portion of the service line if it is lead as they are identified during our main replacement program or during other maintenance activities. In 2019, we initiated a “do not consume” advisory for some of our customers served by our Illinois subsidiary, which resulted in a loss of revenues and increased operating costs and for which we anticipate an additional recovery of other costs and losses. We filed a claim with our insurance carrier for costs and losses incurred in 2019 related to the do not consume advisory, for which we recovered a portion of the costs and losses and for which we anticipate an additional recovery of other costs and losses.

We are devoting our attention to various emerging contaminants, including the Per- and Polyfluoroalkyl Substances (PFAS) family of chemicals and other chemicals and substances that do not have any regulatory standard in drinking water. We comply with governmental agency guidance that recommends the standard of protection from these contaminants, and we monitor proposed standards and other governmental agency guidance regarding these contaminants. Additionally, commencing in 2020, we initiated a company-wide program to address these contaminants uniformly across our regulated water utilities by selecting standards adopted or proposed by New Jersey, which are the most stringent standards adopted in any state in which we do business. As a result, we are planning a capital program in the range of tens of millions of dollars over several years to install mitigation technology at our water treatment facilities where the source water is found to exceed the standard we have determined to follow. There is no guarantee that the various state regulators would approve the costs associated with our treatment of the emerging contaminants without the establishment of treatment standards by the appropriate governmental entities, or for standards set by other governmental entities. Accordingly, we have commenced legal action, and anticipate filing additional legal actions, aimed at recovering the costs associated with the treatment in our systems of emerging contaminants from polluting entities.

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

Natural gas transportation, distribution and storage activities inherently involve a variety of hazards and operational risks, such as leaks, accidental explosions, damage caused by third parties and mechanical problems, which could cause substantial financial losses. These risks could result in serious personal injury, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. These activities may also subject the Company to litigation or administrative proceedings. Such litigation or proceedings could result in substantial monetary judgments, fines or penalties against the Company or otherwise be resolved on unfavorable terms.

We are subject to federal and state laws and regulations requiring the Company to maintain certain safety and system integrity measures by identifying and managing storage and pipeline risks. In addition, companies that supply and transport gas to Peoples are also subject to similar regulations and other restrictions related to their activities. Compliance with these laws and regulations, or future changes in these laws and regulations, may, directly or indirectly, result in increased capital, operating, and other costs which may not be recoverable in a timely manner or at all from customers in rates. In accordance with customary industry practices, we maintain insurance against a significant portion, but not all, of these risks and losses. To the extent any of these events occur or regulations change, it could adversely affect our business, reputation, financial condition, and results of operations.

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

We are responsible for acquiring sufficient natural gas supplies, interstate pipeline capacity and storage capacity to meet current and future customers’ peak, annual and seasonal natural gas requirements. We rely on third-party service providers, as we purchase a portion of our natural gas supply from interstate sources and rely on interstate pipelines to transport natural gas to our distribution system, in addition to local production that is delivered directly into our pipeline system. The Federal Energy Regulatory Commission (FERC) regulates the transportation of the natural gas received from interstate sources, and any change in regulatory policies could increase our transportation costs or decrease our available pipeline capacity. A decrease in interstate pipeline capacity available, an increase in competition for interstate pipeline transportation service or other interruptions to pipeline gas supplies could reduce our normal interstate supply of natural gas. Additionally, federal or state legislation could restrict or limit natural gas drilling, which could decrease the supply of available natural gas. If we are unable to maintain access to a reliable and adequate natural gas supply or sufficient pipeline capacity to deliver that supply, we may be unable to meet our customers’ requirements, resulting in a loss of customers and an adverse effect on our financial conditions and results of operations.

Peoples has traditionally used local production as a source of supply to fulfill a portion of its supply requirements. In order to absorb local gas into its system, Peoples has in place a network of pipelines and related facilities that move the gas either to customers located where gas is produced or to the more populated areas of the service territory where the greatest level of consumption occurs, and, in summer months, to Peoples’ on-system and off-system storage facilities. This network of facilities includes gathering lines, compressor stations, and transmission lines. Peoples has entered into gas purchase agreements with various producers to supply this local production. A decrease in this supply could occur, for example, if the local gas producers no longer drill wells to offset natural well production decline or if such producers decide to cease production or produce into another pipeline. State and federal legislation or regulations could also limit drilling activities and in turn limit gas supply. If supply is limited, we would be faced with purchasing gas supplies likely at a higher cost, may be unable to find alternative gas supply, and accordingly, may be unable to meet customer requirements, resulting in a loss of customers and an adverse effect on our financial condition and results of operations.

Any failure of our water and wastewater treatment plants, network of water and wastewater pipes, or water reservoirs could result in damages that may harm our business, financial condition, and results of operations.

Our operating subsidiaries treat water and wastewater, distribute water, and collect wastewater through an extensive network of pipes, and store water in reservoirs. A failure of a major treatment plant, pipe, or reservoir could result in claims for injuries or property damage. The failure of a major treatment plant, pipe, or reservoir may also result in the need to shut down some facilities or parts of our network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quality and quantities to our customers or collect and treat wastewater in accordance with standards prescribed by governmental regulators, including state utility commissions, and may harm our business, financial condition, and results of operations. Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

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

Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems, and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature, rainfall levels, and rainfall frequency. In the event that temperatures during the typically warmer months are cooler than normal, if there is more rainfall than normal, or rainfall is more frequent than normal, the demand for our water may decrease and harm our business, financial condition, and results of operations. In Illinois, our operating subsidiary has adopted a revenue stability mechanism which allows us to recognize state PUC authorized revenue for a period which is not based upon the volume of water sold during that period, and effectively reduces the impact of weather and consumption variability.

Peoples’ revenues are seasonal and temperature sensitive and vary from year-to-year, depending on weather conditions, with a substantial portion of Peoples’ revenue occurring in the first and fourth quarters of the year due to colder temperatures. In 2021, this amounted to 72%, for the first and fourth quarters. This has the effect of reducing our quarterly revenues in the spring and summer months. In addition, warmer-than-normal-weather conditions can decrease the amount of natural gas Peoples sells in any year, which could adversely affect our business, financial condition, and results of operations.

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

Although we operate water, wastewater, and natural gas utility infrastructure in a number of states, our operations are concentrated in Pennsylvania. As a result, our financial results are largely subject to political, resource supply, labor, utility cost and regulatory risks, economic conditions, natural disasters, and other risks affecting Pennsylvania.

Federal and state environmental laws and regulations impose substantial compliance requirements on our operations. Our operating costs could be significantly increased in order to comply with new or stricter regulatory standards imposed by federal and state environmental agencies.

Our water, wastewater, and natural gas services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act and similar state laws, and federal and state regulations issued under these laws by the EPA and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the U.S. as well as dam safety, air emissions, and residuals management. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. The Company routinely seeks to acquire wastewater systems, some of which may have combined wastewater and stormwater systems which may overflow and be subject to increased regulation by the U.S. EPA. We cannot assure you that we will be at all times in total compliance with these laws, regulations and permits. If we fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators and such noncompliance could result in civil suits. Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to comply with these laws and our permits, it is possible that new or stricter standards could be imposed that will require additional capital expenditures or raise our operating costs. Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs. In summary, we cannot assure you that our costs of complying with, current and future environmental and health and safety laws will not harm our business, financial condition, and results of operations.

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

We have a cyber security controls framework in place. We monitor our control effectiveness in an increasing threat landscape and continuously take action to improve our security posture. We cannot assure you that, despite such measures, a form of system failure or data security breach will not have a material adverse effect on our financial condition and results of operations.

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

Approximately 48% of our Regulated Water and Regulated Natural Gas segments’ workforce are unionized under 19 labor contracts with labor unions, which expire between at various times up until 2026. In light of rising costs for healthcare and retirement benefits, contract negotiations in the future may be difficult. We are subject to a risk of work stoppages and other labor actions as we negotiate with the unions to address these issues, which could harm our business, financial condition, and results of operations. We cannot assure you that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.

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

•our suppliers may provide us with natural gas not meeting quality standards or is of insufficient volume or pressure;

•our suppliers may face production or shipping delays due to the COVID-19 pandemic, natural disasters, strikes, lock-outs, political disputes, or other such actions;

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

Our short-term borrowing requirements and liquidity are also significantly affected by the seasonal nature of the natural gas business. Changes in the price of natural gas due to, for example, extreme weather events, geopolitical forces, or regulatory policy changes, and the amount of natural gas needed to supply customers’ needs due to, for example, colder than expected seasonal temperatures, could significantly affect the price and amount of natural gas we are required to purchase and the timing of such purchases, and, in turn, affect our borrowing requirements and liquidity position. If we fail to secure sufficient natural gas supplies at appropriate prices (due to, for example, more extreme winter conditions), we may be required to purchase additional natural gas supplies or purchase natural gas at elevated prices, which could adversely affect our borrowing levels, liquidity and financial condition.

Peoples’ tariff rate schedules contain Purchased Gas Adjustment (PGA) clauses that permit filings for rate adjustments to recover the cost of purchased gas. Subject to regulatory approval, as described below, changes in the cost of purchased gas are flowed through to customers and may affect uncollectible amounts and cash flows and can therefore impact our financial condition and results of operations.

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

Increases in the prices that we charge for gas may also adversely affect our business because increased prices could lead customers to reduce usage and cause some customers to have difficulty paying the resulting higher bills. These higher prices may increase bad debt expenses and ultimately reduce earnings. Additionally, rapid increases in the price of purchased gas may result in an increase in short-term debt.

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

The Company has incurred significant additional indebtedness to finance the Peoples Gas Acquisition and to fund the debt refinancing of the Company’s outstanding existing debt (the Company Debt Refinancing). Additionally, in connection with the Peoples Gas Acquisition, the Company assumed approximately $1,106 million of Peoples’ indebtedness.

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

•require a substantial portion of the Company’s available cash to be used for debt service payments, thereby reducing the availability of its cash to fund working capital, capital expenditures, development projects, acquisitions, dividend payments, and other general corporate purposes, which could harm the Company’s prospects for growth;

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

Our business is capital intensive. In addition to the capital required to fund customer growth through our acquisition strategy, on an annual basis, and particularly the Peoples Gas Acquisition, we invest significant sums for additions to or replacement of property, plant and equipment. We obtain funds for our capital expenditures from operations, contributions and advances by developers and others, debt issuances, and equity issuances. We have paid dividends consecutively for 77 years, and our Board of Directors recognizes the value that our common shareholders place on both our historical payment record and on our future anticipated dividend payments. Our ability to continue our growth through acquisitions and to maintain and meet our financial objectives is dependent upon the availability of adequate capital, and we may not be able to access the capital markets on favorable terms or at all. Additionally, if in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would need to seek alternative financing sources; however, there can be no assurance that these alternative financing sources would be available on terms acceptable to us. In the event we are unable to obtain sufficient capital, we may need to take steps to conserve cash by reducing our capital expenditures or dividend payments and our ability to pursue acquisitions may be limited. The reduction in capital expenditures may result in reduced potential earnings growth, affect our ability to meet environmental laws and regulations, and limit our ability to improve or expand our utility systems to the level we believe appropriate. There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction, and maintenance. In addition, delays in completing major capital projects could delay the recovery of the capital expenditures associated with such projects through rates.

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

We are obligated to comply with debt covenants under some of our loan and debt agreements. In addition, we incurred additional indebtedness in connection with the Peoples Gas Acquisition, including the assumption of certain outstanding indebtedness of Peoples, and are obligated to comply with the debt covenants under the agreements governing such indebtedness. Failure to comply with covenants under our loan and debt agreements could result in an event of default, which if not cured or waived, could result in us being required to repay or finance these borrowings before their due date, limit future borrowings, cause us to default on other obligations, and increase borrowing costs. If we are forced to repay or refinance (on less favorable terms) these borrowings, our business, financial condition, and results of operations could be harmed by reduced access to capital and increased costs and rates.

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

Our Regulated Water properties consist of water transmission and distribution mains and wastewater collection pipelines, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, pipes, dams, reservoirs, buildings, vehicles, land, easements, rights-of-way, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water and the collection and treatment of wastewater. Substantially all of our treatment, storage, and distribution properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of mortgage or indentures. These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries. For some properties that we acquired through the exercise of the power of eminent domain and other properties we purchased, we hold title for water supply purposes only. We own, operate and maintain approximately 14,275 miles of transmission and distribution mains, 23 surface water treatment plants, many well treatment stations, and 201 wastewater treatment plants. A small portion of the properties are leased under long-term leases.

Our Regulated Natural Gas properties consist of approximately 15,400 miles of natural gas distribution mains, varying in size from one-half inch to 36 inches in diameter, 1,700 miles of gathering pipeline, and 300 miles of intrastate transmission/storage pipeline. Further, in each of the cities, towns, and rural areas where we serve natural gas customers, we own the underground gas mains and service lines, metering, and regulating equipment located on customers’ premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which we receive gas from third parties are owned, operated, and maintained by others, and our distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on land owned by suppliers.

The following table indicates our net property, plant and equipment, in thousands of dollars, as of December 31, 2021 in the principal states where we operate:

	Net Property, Plant and Equipment
Pennsylvania	$7,318,160	71.4%
Ohio	594,535	5.8%
Illinois	564,783	5.5%
North Carolina	474,282	4.6%
Texas	509,563	4.9%
Other (1)	790,543	7.8%
Consolidated	$10,251,866	100.0%

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

Our common stock is traded on the New York Stock Exchange under the ticker symbol WTRG. As of February 15, 2022, there were approximately 20,974 holders of record of our common stock.

The following table shows the cash dividends paid per share for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2021
Dividend paid per common share	$0.2507	$0.2507	$0.2682	$0.2682	$1.0378
Dividend declared per common share	0.2507	0.2507	0.2682	0.2682	1.0378

2020
Dividend paid per common share	$0.2343	$0.2343	$0.2507	$0.2507	$0.9700
Dividend declared per common share	0.2343	0.2343	0.2507	0.2507	0.9700

We have paid dividends consecutively for 77 years. On July 2, 2021, our Board of Directors authorized an increase of 7.0% in the September 1, 2021 quarterly dividend over the dividend Essential Utilities paid in the previous quarter. As a result of this authorization, beginning with the dividend payment in September 2021, the annualized dividend rate increased to $1.0728 per share. This is the 31st dividend increase in the past 30 years and the 23rd consecutive year that we have increased our dividend in excess of five percent. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1, and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant. In 2021, our dividends paid represented 59.9% of net income.

Information with respect to restrictions set forth in our debt instruments is disclosed in Note 11 – Long-term Debt and Loans Payable in the Notes to Consolidated Financial Statements which is contained in Item 8 of this Annual Report.

During the fourth quarter of 2021, the Company did not repurchase any of its equity securities under any repurchase plan or program.

The following table summarizes the Company’s purchases of its common stock under its equity incentive plans for the quarter ending December 31, 2021:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1-31, 2021	-	$-	-	-
November 1-30, 2021	-	$-	-	-
December 1-31, 2021	87	$48.94	-	-
Total	87	$48.94	-	-

(1)These amounts consist of 87 shares acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation under the plan. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plan. We purchased these shares at their fair market value, as determined by reference to closing price of our common stock on the day prior to award vesting.

(In thousands of dollars, except per share amounts)

3210

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis of our financial condition and results of operations for 2021 compared to 2020 should be read together with our Consolidated Financial Statements and accompanying Notes included in this Annual Report. For discussion of our results of operations and cash flows for 2020 compared with 2019, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business, operations, and financial performance. All dollar amounts are in thousands of dollars, except per share amounts.

The Company

Essential Utilities, Inc., (Essential Utilities, the Company, we, us, or our), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated five million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, West Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc. (Aqua Pennsylvania), provides water or wastewater services to approximately one-half of the total number of water or wastewater customers we serve. These customers are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Additionally, pursuant to the Company’s growth strategy, commencing on March 16, 2020, with the completion of the Peoples Gas Acquisition, the Company began to provide natural gas distribution services to customers in western Pennsylvania, Kentucky, and West Virginia. Approximately 93% of the total number of natural gas utility customers we serve are in western Pennsylvania. Lastly, the Company’s market-based activities are conducted through Aqua Infrastructure, LLC and Aqua Resources, Inc. and certain other non-regulated subsidiaries of Peoples. Prior to our October 30, 2020 sale of our investment in a joint venture, Aqua Infrastructure provided non-utility raw water supply services for firms in the natural gas drilling industry. Following the October 30, 2020 closing, Aqua Infrastructure does not provide any services to the natural gas drilling industry. Aqua Resources offers, through a third-party, water and sewer service line protection solutions and repair services to households. Other non-regulated subsidiaries of Peoples provide utility service line protection services to households and operate gas marketing and production businesses.

COVID-19 Pandemic

We provide a critical service to our customers, which means that it is paramount that we keep our employees who operate the business safe and informed while supporting our customers and assuring the continuity of our operations. We continue to monitor the COVID-19 pandemic and continue to take steps to mitigate the potential risks to our employees. We continue to implement strong physical and cyber security measures in an effort to ensure that our systems remain functional in order to both serve our operational needs with a hybrid workforce and maintain uninterrupted service to our customers. We continue to monitor developments affecting our business, workforce, and suppliers and take additional precautions as we believe are warranted. We are continuing with our capital investment program and continue to work with our suppliers to monitor and address the risks present in our supply chain. While we have experienced some delays in certain materials, we have been able to adjust our purchasing procedures to secure and stock the necessary materials without materially impacting our operations or capital investment program. We are actively monitoring our utility billings for changes in residential, commercial and industrial usage. In addition, we are monitoring collections of customer utility accounts as to potential impacts on cash flows, and increased expenses for costs associated with workforce-related expenses, security and cleaning of company offices and operating facilities, as well as other one-time expenses above the expense amounts included in general rates.

(In thousands of dollars, except per share amounts)

While the pandemic presents risks to the Company's business, as further described in Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, the Company has not experienced any material financial or operational impacts related to COVID-19. Despite our efforts, the potential for a material negative impact on the Company exists as the COVID-19 pandemic also depends on factors beyond our knowledge, control, or ability to predict, including the duration and severity of this pandemic, the emergence of new variants of the virus, the development and availability of effective treatments and vaccines, as well as third party actions taken to contain its spread and mitigate its public health effects.

Economic Regulation

Most of our utility operations are subject to regulation by their respective state utility commissions, which have broad administrative power and authority to regulate billing rates, determine franchise areas and conditions of service, approve acquisitions, and authorize the issuance of securities. The utility commissions also generally establish uniform systems of accounts and approve the terms of contracts with affiliates and customers, business combinations with other utility systems, and loans and other financings. The policies of the utility commissions often differ from state to state and may change over time. A small number of our operations are subject to rate regulation by county or city government. Over time, the regulatory party in a particular state may change. The profitability of our utility operations is influenced to a great extent by the timeliness and adequacy of rate allowances in the various states in which we operate. One consideration we may undertake in evaluating on which states to focus our growth and investment strategy is whether a state provides for consolidated rates, a surcharge for replacing and rehabilitating infrastructure, fair value treatment of acquired utility systems, and other regulatory policies that promote infrastructure investment and efficiency in processing rate cases.

Rate Case Management Capability – The mission of the regulated utility industry is to provide quality and reliable utility service at reasonable rates to customers, while earning a fair return for shareholders. We strive to achieve the industry’s mission by effective planning, efficient investments, and productive use of our resources. We maintain a rate case management capability to pursue timely and adequate returns on the capital investments that we make in improving our distribution system, treatment plants, information technology systems, and other infrastructure. This capital investment creates assets that are used and useful in providing utility service and is commonly referred to as rate base. Timely and adequate rate relief is important to our continued profitability and in providing a fair return to our shareholders; thus, providing access to capital markets to help fund these investments. In pursuing our rate case strategy, we consider the amount of net utility plant additions and replacements made since the previous rate decision, the changes in the cost of capital, changes in our capital structure, and changes in operating and other costs. Based on these assessments, our utility operations periodically file rate increase requests with their respective state utility commissions or local regulatory authorities. In general, as a regulated enterprise, our utility rates are established to provide full recovery of utility operating costs, taxes, interest on debt used to finance capital investments, and a return on equity used to finance capital investments. Our ability to recover our expenses in a timely manner and earn a return on equity employed in the business helps determine the profitability of the Company.

As of December 31, 2021, the Company’s rate base is estimated to be $8,600,000, which is comprised of:

•$5,900,000 in the Regulated Water segment; and

•$2,700,000 in the Regulated Natural Gas segment.

As of December 31, 2021, the regulatory status of the Company’s rate base is estimated to be as follows:

•$7,200,000 filed with respective state utility commissions or local regulatory authorities; and

•$1,400,000 not yet filed with respective state utility commissions or local regulatory authorities.

(In thousands of dollars, except per share amounts)

Our water and wastewater operations are composed of 45 rate divisions, and our natural gas operations are comprised of 4 rate divisions. Each of our utility rate divisions require a separate rate filing for the evaluation of the cost of service and recovery of investments in connection with the establishment of tariff rates for that rate division. When feasible and beneficial to our utility customers, we have sought approval from the applicable state utility commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base. All of the eight states in which we operate water and wastewater utilities currently permit us to file a revenue requirement using some form of consolidated rates for some or all of the rate divisions in that state.

Our operating subsidiaries received rate increases representing estimated annualized revenues of $3,390 in 2021 resulting from six base rate decisions, $4,480 in 2020 resulting from five base rate decisions, and $52,974 in 2019 resulting from four base rate decisions. Revenues from these increases realized in the year of grant were $2,995 in 2021, $1,594 in 2020, and $32,287 in 2019.

Revenue Surcharges – Eight states in which we operate water and wastewater utilities, and three states in which we operate natural gas utilities permit us to add an infrastructure rehabilitation surcharge to their respective bills to offset the additional depreciation and capital costs associated with capital expenditures related to replacing and rehabilitating infrastructure systems. In our other states, utilities absorb all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues. The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag. This surcharge is intended to substantially reduce regulatory lag, which could act as a disincentive for utilities to rehabilitate their infrastructure. In addition, some states permit our subsidiaries to use a surcharge or credit on their bills to reflect allowable changes in costs, such as changes in state tax rates, other taxes and purchased water costs, until such time as the new costs are fully incorporated in base rates. Additional information regarding revenue surcharges is provided in Note 17 – Rate Activity in this Annual Report.

Inflation and Operating Costs – Most elements of operating costs are subject to the effects of inflation and changes in the number of customers served. Several elements are subject to the effects of changes in water or gas consumption, weather conditions, and the degree of water treatment required due to variations in the quality of the raw water. The principal elements of operating costs are purchased gas, labor and employee benefits, electricity, chemicals, transportation, maintenance expenses, insurance and claims costs, and costs to comply with environmental regulations. Electricity and chemical expenses vary in relationship to water or gas consumption, raw water quality, wastewater volumes, and price changes. Maintenance expenses are sensitive to extremely cold weather, which can cause utility mains to rupture and natural gas service lines to freeze, resulting in additional costs to repair the affected mains.

Materials and supplies, freight, and labor inflation resulted in increased costs in fiscal 2021, and we expect this trend will continue in fiscal 2022. Recovery of the effects of inflation through higher customer rates is dependent upon receiving adequate and timely rate increases. However, rate increases are not retroactive and often lag increases in costs caused by inflation. On occasion, our regulated utility companies may enter into rate settlement agreements, which require us to wait for a period of time to file the next base rate increase request. These agreements may result in regulatory lag whereby inflationary increases in expenses may not be reflected in rates, and may not yet be requested, or a gap may exist between when a capital project is completed and the start of its recovery in rates. Even during periods of moderate inflation, the effects of inflation can have a negative impact on our operating results.

Our natural gas distribution operations are also affected by the cost of natural gas. We are able to generally pass the cost of gas to our customers without markup under purchase gas cost adjustment mechanisms; therefore, increases in the cost of gas are offset by a corresponding increase in revenues. However, higher gas costs may adversely impact our accounts receivable collections, resulting in higher bad debt expense. This risk is currently mitigated by rate design that allows us to collect from our customers a portion of our bad debt expense. Additionally, higher gas costs may require us to increase borrowings under our credit facilities, resulting in higher interest expense. A typical residential natural gas bill includes charges for the cost of gas, delivery, and other charges. As of January 1, 2022, the annual portion of a typical Peoples Natural Gas residential bill related to gas costs is approximately 49%. In periods when we experience market increases in natural gas costs, such as in 2021, customer affordability and usage may be reduced. Customer conservation measures may occur that can reduce natural gas revenues, either temporarily or over time.

(In thousands of dollars, except per share amounts)

Income Tax Accounting Change - On March 31, 2020, the Company changed the method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas subsidiary, its largest natural gas subsidiary in Pennsylvania. This change allows a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. Consistent with the Company’s accounting for differences between book and tax expenditures for its Aqua Pennsylvania subsidiary, the Company is utilizing the flow-through method to account for this timing difference. In addition, the Company calculated the income tax benefits for qualifying capital expenditures made prior to March 16, 2020 (catch-up adjustment) and has recorded a regulatory liability for $160,655 for these income tax benefits. In August 2020, the Company filed a petition with the Pennsylvania Public Utility Commission proposing treatment of the catch-up adjustment. On March 11, 2021, the Company and the statutory advocates filed a Joint Petition of Settlement (Settlement) representing a settlement of the parties, and, on May 6, 2021, it was approved by the Pennsylvania Public Utility Commission. The Settlement stipulates, among other points, that the catch-up adjustment be provided to utility customers over a five-year period, and the Company can continue to use flow-through accounting for the current tax repair benefit until its next base rate case. The five-year customer surcredit for the catch-up adjustment was initiated in August 2021. In addition, consistent with the Settlement, the Company contributed $500 to a customer-bill payment assistance program in July 2021 and in December 2021, provided $5,000 in customer rate credit relief for past-due accounts of natural gas customers impacted by the COVID-19 pandemic.

Growth-Through-Acquisition Strategy

Part of our strategy to meet the industry challenges is to actively explore opportunities to expand our utility operations through acquisitions of water, wastewater, and other utilities either in areas adjacent to our existing service areas or in new service areas, and to explore acquiring market-based businesses that are complementary to our regulated utility operations. To complement our growth strategy, we routinely evaluate the operating performance of our individual utility systems, and in instances where limited economic growth opportunities exist or where we are unable to achieve favorable operating results or a return on equity that we consider acceptable, we will seek to sell the utility system and reinvest the proceeds in other utility systems. Consistent with this strategy, we are focusing our acquisitions and resources in states where we have critical mass of operations in an effort to achieve economies of scale and increased efficiency. Our growth-through-acquisition strategy allows us to operate more efficiently by sharing operating expenses over more utility customers and provides new locations for future earnings growth through capital investment. Another element of our growth strategy is the consideration of opportunities to expand by acquiring other utilities, including those that may be in a new state if they provide promising economic growth opportunities and a return on equity that we consider acceptable. Our ability to successfully execute this strategy historically and to meet the industry challenges has largely been due to our core competencies, financial position, and our qualified and trained workforce, which we strive to retain by treating employees fairly and providing our employees with development and growth opportunities.

On March 16, 2020, we completed the acquisition of Peoples Natural Gas (the Peoples Gas Acquisition), which expanded the Company’s regulated utility business to include natural gas distribution, serving approximately 750,000 natural gas utility customers in western Pennsylvania, West Virginia, and Kentucky.

During 2021, we completed two acquisitions of water and wastewater systems, which along with the organic growth in our existing systems, represents 21,364 new customers. During 2020, in addition to the Peoples Gas Acquisition, we completed six acquisitions of water and wastewater systems, which along with the organic growth in our existing systems, represents 24,169 new customers. During 2019, we completed eight acquisitions, which along with the organic growth in our existing systems, represents 21,613 new customers.

The Company currently has eight signed purchase agreements for additional water and wastewater systems that are expected to serve approximately 235,000 equivalent retail customers or equivalent dwelling units and total approximately $471,000 in purchase price in three of our existing states. This includes the Company’s agreement to acquire the Delaware County Regional Water Quality Control Authority (DELCORA) for $276,500. DELCORA, a Pennsylvania sewer authority, serves approximately 198,000 equivalent dwelling units in the Philadelphia suburbs. Refer to Note 2 – Acquisitions in this Annual Report for further discussion.

(In thousands of dollars, except per share amounts)

As of December 31, 2021, the pipeline of potential water and wastewater municipal acquisitions the company is actively pursuing represents approximately 400,000 total customers or equivalent dwelling units. The Company remains on track to, on average, annually increase customers between 2 and 3% through acquisitions and organic customer growth.

Performance Measures Considered by Management

We consider the following financial measures (and the period to period changes in these financial measures) to be the fundamental basis by which we evaluate our operating results:

•earnings per share;

•operating revenues;

•gross margin;

•earnings before interest, taxes, and depreciation (EBITD);

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

Some of these measures, like EBITD and gross margin, are non-GAAP financial measures. The Company believes that the non-GAAP financial measures provide management the ability to measure the Company’s financial operating performance across periods and as contrasted to historical financial results, which are more indicative of the Company’s ongoing performance and more comparable to measures reported by other companies. When the Company discloses such non-GAAP financial measures, we believe they are useful to investors as a meaningful way to compare the Company’s operating performance against its historical financial results. We believe EBITD is a relevant and useful indicator of operating performance, as we measure it for management purposes because it provides a better understanding of our results of operations by highlighting our operations and the underlying profitability of our core businesses. Furthermore, we review the measure of earnings before unusual items that are not directly related to our core businesses, such as the measure of adjusted earnings to remove the Peoples Gas Acquisition expenses, such as transaction expenses and the change in fair value of interest rate swap agreements, which were recognized in 2019. Refer to Note 11 – Long-term Debt and Loans Payable in this Annual Report for information regarding the interest rate swap agreements.

We review these measurements regularly and compare them to historical periods, to our operating budget as approved by our Board of Directors, and to other publicly-traded utilities. Additionally, our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment mechanism and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Therefore, fluctuations in the cost of purchased gas impact operating revenues on dollar-for-dollar basis, but does not impact gross margin. Management uses gross margin, a non-GAAP financial measure, defined as operating revenues less purchased gas expense, to analyze the financial performance of our Regulated Natural Gas segment, as management believes gross margin provides a meaningful basis for evaluating our natural gas utility operations since purchased gas expenses are included in operating revenues and passed through to customers.

(In thousands of dollars, except per share amounts)

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

Other Operational Measures Considered by Management

Sendout - Sendout represents the quantity of treated water delivered to our distribution systems. We use sendout as an indicator of customer demand. Weather conditions tend to impact water consumption, particularly during the late spring, summer, and early fall when discretionary and recreational use of water is at its highest. Consequently, a higher proportion of annual Regulated Water segment operating revenues are realized in the second and third quarters. In general, during this period, an extended period of hot and dry weather increases water consumption, while above-average rainfall and cool weather decreases water consumption. Conservation efforts, construction codes that require the use of low-flow plumbing fixtures, as well as mandated water use restrictions in response to drought conditions can reduce water consumption. We believe an increase in conservation awareness by our customers, including the increased use of more efficient plumbing fixtures and appliances, may continue to result in a long-term structural trend of declining water usage per customer. These gradual long-term changes are normally taken into account by the utility commissions in setting rates, whereas significant short-term changes in water usage, resulting from drought warnings, water use restrictions, or extreme weather conditions, may not be fully reflected in the rates we charge between rate proceedings. In Illinois, our operating subsidiary has adopted a revenue stability mechanism which allows us to recognize state PUC-authorized revenue for a period which is not based upon the volume of water sold during that period, and effectively lessens the impact of weather and consumption variability.

(In thousands of dollars, except per share amounts)

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

The geographic diversity of our utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of the country. During the year ended December 31, 2021, our operating revenues for our Regulated Water segment were derived principally from the following states: approximately 55% in Pennsylvania, 12% in Ohio, 9% in Illinois, 8% in Texas, and 7% in North Carolina.

Heating Degree Days – The regulated natural gas utility business is subject to seasonal fluctuations with the peak usage period occurring in the heating season which generally runs from October to March. A heating degree day (HDD) is each degree that the average of the high and the low temperatures for a day is below 65 degrees Fahrenheit in a specific geographic location. Particularly during the heating season, this measure is used to reflect the demand for natural gas needed for heating based on the extent to which the average temperature falls below a reference temperature for which no heating is required (65 degrees Fahrenheit). HDDs are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas. Normal temperatures are based on a historical twenty-year average heating degree days, as calculated from data provided by the National Weather Service for the same geographic location. During the year ended December 31, 2021, we experienced actual HDDs of 5,139 days, which was warmer by 6% than the average or normal HDDs for Pittsburgh, Pennsylvania, which we use as a proxy for our western Pennsylvania service territory.

(In thousands of dollars, except per share amounts)

RESULTS OF OPERATIONS

Consolidated financial and operational highlights for the years ended December 31, 2021, 2020 and 2019 are presented below. Our Regulated Natural Gas segment results, which represent Peoples Gas’ operating results, are included since its acquisition on March 16, 2020. The variance of the operating results in the first quarter of 2021 as compared to 2020 in the Regulated Natural Gas segment for the timing of the Peoples Gas Acquisition closing, resulted in an increase in the following income statement amounts for 2021: $304,571 of operating revenues, $42,503 of operations and maintenance expense, $110,117 of purchased gas expense, $23,022 of depreciation and amortization, $125,149 of operating income, and $105,853 of net income.

Years ended December 31,	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Operating revenues:
Regulated water segment	$980,203	$938,540	$886,430	$41,663	$52,110
Regulated gas segment	859,902	506,564	-	353,338	506,564
Other and eliminations	38,039	17,594	3,262	20,445	14,332
Consolidated operating revenues	$1,878,144	$1,462,698	$889,692	$415,446	$573,006
Operations and maintenance expense	$550,580	$528,611	$333,102	$21,969	$195,509
Net income (1)	$431,612	$284,849	$224,543	$146,763	$60,306
Capital expenditures	$1,020,519	$835,642	$550,273	$184,877	$285,369
Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	29.3%	36.1%	37.4%	-6.8%	-1.3%
Depreciation and amortization	15.9%	17.6%	17.6%	-1.7%	0.0%
Taxes other than income taxes	4.6%	5.2%	6.7%	-0.6%	-1.5%
Interest expense, net of interest income	10.9%	12.9%	14.1%	-2.0%	-1.2%
Net income (1)	23.0%	19.5%	25.2%	3.5%	-5.7%
Return on Essential Utilities stockholders' equity (1)	8.3%	6.1%	5.8%	2.2%	0.3%
Ratio of capital expenditures to depreciation expense	3.5	3.3	3.5	0.2	-0.2
Effective tax rate	(2.3%)	(7.5%)	(6.2%)	5.2%	(1.3%)

(1)Reflects Peoples Gas Acquisition transaction-related expenses of $20,925 ($25,573 pre-tax) in 2020 and $18,246 ($22,891 pre-tax) in 2019; utility customer rate credits issued in 2020 of $23,004 (or $16,357 net of tax); a mark-to-market fair value adjustment expense for 2019 of $18,756 ($23,742 pre-tax) associated with interest rate swap agreements entered into to mitigate interest rate risk associated with issuance of long-term debt to fund a portion of the Peoples Gas Acquisition; and in 2019 a $14,637 ($18,528 pre-tax) loss on debt extinguishment associated with the early redemption of $313,500 of the Company’s long-term debt.

Consolidated Results of Operations Comparison for 2021 and 2020

Operating revenues - Operating revenues increased by $415,446 or 28.4% for the year ended December 31, 2021 compared to the year ended December 31, 2020. Revenues from our Regulated Water segment increased by $41,663, Regulated Natural Gas segment by $353,338 and other revenues by $20,445. The growth in our Regulated Water segment’s revenues is primarily a result of increases in our water and wastewater rates and our customer base. The increase in our Regulated Natural Gas Revenues is primarily due to a full year of People’s revenue in 2021 compared to nine months and sixteen days of results in 2020 and higher natural gas cost pass-through to customers. The variance in operating revenues in the first quarter of 2021 as compared to 2020, as a result of the timing of the Peoples’ acquisition, was $304,571. Refer below for further details on the changes on Regulated Water and Regulated Natural Gas segment revenues.

Our other revenues consist of market-based revenues at Aqua Resources, Aqua Infrastructure, and our non-regulated natural gas operations (post-closing) amounting to $38,435 in 2021, $17,776 in 2020, and $3,395 in 2019. The increase in other revenues in 2021 as compared to 2020 is largely due to higher purchased gas revenues from our non-regulated natural gas operations of $15,230 resulting from the timing of Peoples’ acquisition in 2020 and higher gas costs in 2021.

(In thousands of dollars, except per share amounts)

Operating expenses - Operations and maintenance expenses increased in 2021, as compared to 2020, by $21,969 or 4.2%, primarily due to:

•increase in operations and maintenance expenses for our Regulated Natural Gas business of $42,503 representing the variance in the first quarter of 2021 versus first quarter of 2020 as a result of the timing of the Peoples Gas Acquisition in 2020;

•costs related to the restoration and repair of facilities in southeastern Pennsylvania damaged by Hurricane Ida of $2,820;

•increase in employee related costs of $8,624 related to pension and post-retirement benefits, medical and labor;

•increase in insurance expense of $6,397 due to higher insurance claims;

•an asset impairment charge of $4,695 to write down a portion of the right of use asset of our Regulated Natural Gas Segment’s office space to fair value;

•increase in outside services of $9,586;

•the prior year effect of net insurance proceeds of $2,874 and a reduction in expenses in 2021 of $690 associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue into 2022; offset by

•decrease in COVID-19 pandemic related expenses of $18,044 and decrease in charitable donations expense of $14,014; and,

•the prior year effect of transaction expenses of $25,397 in the first quarter of 2020 for the Peoples Gas Acquisition, primarily representing expenses associated with investment banking fees, employee related expenses, obtaining regulatory approvals, legal expenses, and integration planning.

Purchased gas increased by $174,517 or 105.3% in 2021 compared to 2020. Purchased gas represents the cost of gas sold by Peoples for the regulated and non-regulated gas business and has a corresponding offset in revenue. This expense increased for the regulated natural gas business and non-regulated business by $159,287 and $15,230, respectively, as a result of the increase in natural gas prices and the timing of People’s acquisition.

Depreciation and amortization expense increased by $40,748 or 16.2% and $145 or 2.6%, respectively, in 2021 over 2020, principally due to the timing of the Peoples Gas Acquisition, continued capital expenditures to expand and improve our utility facilities, our acquisitions of new utility systems, and additional rate case filings. Expenses associated with filing rate cases are deferred and amortized over periods that generally range from one to three years.

Taxes other than income taxes totaled $86,641 in 2021, $76,597 in 2020, and $59,955 in 2019, and has increased by $10,044 or 13.1% in 2021 as compared to 2020 principally due to the timing of the Peoples Gas Acquisition, increase in payroll taxes of $2,736 and reclassification of regulatory fees and assessments previously recorded in Operations and maintenance expense of $3,210.

Other expense, net - Interest expense was $207,709 in 2021, $188,435 in 2020, and 125,383 in 2019. Interest expense increased in 2021 primarily due to an increase in average borrowings, and interest on debt assumed in the Peoples Gas Acquisition, offset by a decrease in average interest rates. The weighted average cost of fixed rate long-term debt was 3.61% at December 31, 2021, 3.73% at December 31, 2020, and 4.09% at December 31, 2019. The weighted average cost of fixed and variable rate long-term debt was 3.49% at December 31, 2021, 3.56% at December 31, 2020, and 4.09% at December 31, 2019.

Interest income was $2,384 in 2021, $5,363 in 2020, and $25,406 in 2019. The decrease in 2021 is primarily due to the utilization of the proceeds held from our 2019 equity and debt offerings to close the Peoples Gas Acquisition on March 16, 2020.

(In thousands of dollars, except per share amounts)

Allowance for funds used during construction (AFUDC) was $20,792 in 2021, $12,687 in 2020, and $16,172 in 2019, and varies as a result of changes in the average balance of utility plant construction work in progress, to which AFUDC is applied, changes in the AFUDC rate which is based predominantly on short-term interest rates, changes in the balance of short-debt, and changes in the amount of AFUDC related to equity. The increase in 2021 is primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied. The amount of AFUDC related to equity was $16,282 in 2021, $8,253 in 2020, and $11,941 in 2019.

Gain on sale of other assets totaled $976 in 2021, $661 in 2020, and $923 in 2019, and consists of the sales of property, plant and equipment.

Equity loss (earnings) in joint venture was $3,374 in 2020, and $(2,210) in 2019. Our investment in the joint venture was sold in October 2020.

Other totaled $(2,848) in 2021, $(3,383) in 2020, and $5,691 in 2019, and largely consists of the non-service cost component of our net benefit cost for pension benefits. In 2021, there was a higher return on assets than costs recognized which resulted to a net benefit for the year. The net benefit in 2020 is primarily due to a recovery of a previously incurred cost that resulted in the recognition of a regulatory asset based on the Company’s recovery in a rate case.

Provision for income tax (benefit) - Our effective income tax rate was (2.3)% in 2021, (7.5)% in 2020, and (6.2)% in 2019. The Company’s provision for income taxes represents an income tax benefit due to the effects of tax deductions recognized for certain qualifying infrastructure improvements for Aqua Pennsylvania and Peoples Natural Gas. The effective income tax rate increased in 2021 due to the increase in our income before income taxes of $157,029, offset partially by the income tax benefit recognized as a result of tax deductions for qualifying infrastructure investments of Peoples Natural Gas. On March 31, 2020, we changed the method of tax accounting for certain qualifying infrastructure investments at Peoples Natural Gas, our largest natural gas subsidiary in Pennsylvania, which provided for a reduction to income tax expense of $27,822 in 2020 and $55,132 in 2021 due to the flow-through treatment of the current tax repair benefits.

Net income -

	Years ended December 31,
	2021	2020	2019
Operating income	$602,709	$434,686	$340,159
Net income	431,612	284,849	224,543
Diluted net income per share	1.67	1.12	1.04

The changes in diluted net income per share in 2021 over the previous year were due to the aforementioned changes.

While the importance to the future realization of improved profitability relies on continued adequate rate increases reflecting increased operating costs and new capital improvements, other factors such as transaction expenses for acquisitions will likely cause changes in operating income, net income and diluted net income per share.

Segment Results of Operations Comparison for 2021 and 2020

We have identified twelve operating segments, and we have two reportable segments based on the following:

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

(In thousands of dollars, except per share amounts)

•Our Regulated Natural Gas segment is composed of natural gas utility companies in three states acquired in the Peoples Gas Acquisition. These utilities provide natural gas distribution services, and their operating results subsequent to the March 16, 2020 acquisition date are reported in the Regulated Natural Gas segment.

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

Regulated Water Segment

The following tables present the operating results and customers served for our Regulated Water segment, for and as of the year ended December 31,:

	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Sendout (in millions of gallons)
Pennsylvania	42,198	41,683	42,074	515	(391)
Ohio	13,971	14,020	13,346	(49)	674
Illinois	8,764	8,651	8,712	113	(61)
Texas	7,212	7,393	6,937	(181)	456
North Carolina	5,984	5,780	5,727	204	53
Other states	6,191	6,299	6,113	(108)	186
Subtotal	84,320	83,826	82,909	494	917
Elimination	(154)	(65)	(65)	(89)	-
Total sendout by state	84,166	83,761	82,844	405	917

Utility customers:
Residential water	842,200	832,902	822,817	9,298	10,085
Commercial water	42,864	42,535	41,892	329	643
Industrial water	1,331	1,338	1,339	(7)	(1)
Other water	17,932	18,561	18,984	(629)	(423)
Wastewater	162,478	151,965	141,672	10,513	10,293
Total water and wastewater utility customers	1,066,805	1,047,301	1,026,704	19,504	20,597

Operating revenues:
Residential water	$561,996	$567,485	$518,192	$(5,489)	$49,293
Commercial water	151,071	143,479	145,599	7,592	(2,120)
Industrial water	30,230	29,764	30,667	466	(903)
Other water	89,472	67,712	72,942	21,760	(5,230)
Wastewater	132,316	121,117	105,204	11,199	15,913
Customer rate credits	-	(4,080)	-	4,080	(4,080)
Other utility	15,118	13,063	13,826	2,055	(763)
Total operating revenues	980,203	938,540	886,430	41,663	52,110
Operating expenses:
Operations and maintenance expense	332,598	309,608	315,052	22,990	(5,444)
Depreciation and amortization	182,074	171,152	155,898	10,922	15,254
Taxes other than income taxes	63,264	60,505	59,955	2,759	550
Operating income	402,267	397,275	355,525	4,992	41,750
Other expense, net	81,931	91,001	81,872	(9,070)	9,129
Income before income taxes	320,336	306,274	273,653	14,062	32,621
Provision for income taxes (benefit)	26,633	22,481	(1,267)	4,152	23,748
Net income	$293,703	$283,793	$274,920	$9,910	$8,873

(In thousands of dollars, except per share amounts)

Operating revenues - The growth in our Regulated Water segment’s revenues over the past three years is primarily a result of increases in our water and wastewater rates and our customer base. Water and wastewater rate increases, including infrastructure rehabilitation surcharges, implemented during the past three years have provided additional operating revenues of $27,421 in 2021, $32,660 in 2020, $55,658 in 2019. The number of customers increased at an annual compound rate of 2.0% over the past three years due to acquisitions and organic growth, adjusted to exclude customers associated with utility system dispositions. Acquisitions in our Regulated Water segment have provided additional water and wastewater revenues of $6,750 in 2021, $10,951 in 2020, and $8,393 in 2019.

In 2021 and 2020, we experienced a decrease in water and wastewater revenues of $1,146 and $1,402, respectively, as a result of an advisory for some of our water utility customers served by our Illinois subsidiary, and do not expect the revenue impact to continue into 2022.

Associated with the approval of the Peoples Gas Acquisition from the Pennsylvania Public Utility Commission, the Company granted $4,080 of customer rate credits to its water and wastewater customers in 2020. There were no water and wastewater customer rate credits issued in 2021.

Our Regulated Water segment also includes operating revenues of $13,358 in 2021 and $8,781 in 2020, and $13,835 in 2019, associated with revenues earned primarily from fees received from telecommunication operators that have put cellular antennas on our water towers, fees earned from municipalities for our operation of their water or wastewater treatment services or to perform billing services, and fees earned from developers for accessing our water mains.

Operating expenses - Operations and maintenance expense for the year ended December 31, 2021 was $332,598 compared to $309,608 in the prior period. The increase of $22,990 or 7.4% was primarily due to the following:

•costs related to the restoration and repair of facilities damaged by Hurricane Ida of $2,820;

•increase in employee related costs of $10,495 related to pension and post-retirement benefits, medical and labor

•increase in outside services of $5,986; and,

•the prior year effect of net insurance proceeds of $2,874 and a reduction in expenses in 2021 of $690 associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue into 2022; offset by

•the decrease in COVID-19 pandemic related expenses of $2,366.

Depreciation and amortization increased by $10,922 or 6.4% primarily due to continued capital spend.

Taxes other than income taxes increased by $2,759 or 4.6%.

Other expense, net - Interest expense, net, increased by $6,546 or 6.4% primarily due to the increase in average borrowings.

AFUDC increased by $8,027 or 71.5% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other expense decreased by $7,589, primarily due to the decrease in the non-service cost component of net pension and postretirement benefit cost in our Regulated Water segment. This is driven by improved investment returns as a result of favorable market experience from the prior period.

(In thousands of dollars, except per share amounts)

Regulated Natural Gas Segment

The following tables present the operating results and customers served for our Regulated Natural Gas segment, for the period since the acquisition date of March 16, 2020, for and as of the year ended December 31,:

	2021	2020 (a)	2021 vs. 2020
Gas utility customers:
Residential gas	692,174	690,642	1,532
Commercial gas	59,595	59,424	171
Industrial gas	1,475	1,436	39
Total gas utility customers	753,244	751,502	1,742

Delivered volumes (thousand cubic feet)
Residential gas	56,542,038	33,675,963	22,866,075
Commercial gas	33,403,899	20,082,555	13,321,344
Industrial gas	49,726,237	37,936,661	11,789,576
Total delivered volumes	139,672,174	91,695,179	47,976,995
Heating Degree Days (b)	5,139	3,013	2,126
Average Heating Degree Days (c)	5,466	2,973	2,493

	2021	2020 (a)	2021 vs. 2020
Operating revenues:
Residential gas	$530,338	$314,274	$216,064
Commercial gas	99,596	50,239	49,357
Industrial gas	3,427	6,923	(3,496)
Gas transportation	198,195	133,685	64,510
Customer rate credits	(5,000)	(18,924)	13,924
Other utility	33,346	20,367	12,979
Total operating revenues	859,902	506,564	353,338
Operating expenses:
Operations and maintenance expense	226,194	198,383	27,811
Purchased gas	313,390	154,103	159,287
Depreciation and amortization	113,238	84,201	29,037
Taxes other than income taxes	20,801	13,307	7,494
Operating income	186,279	56,570	129,709
Other expense, net	78,099	25,252	52,847
Income before income taxes	108,180	31,318	76,862
Income tax benefit	(40,013)	(25,133)	(14,880)
Net income	$148,193	$56,451	$91,742

(a) Includes operating results since the completion of the Peoples Gas Acquisition on March 16, 2020.

(b) Unit of measure reflecting temperature-sensitive natural gas consumption, calculated by subtracting the average of a day’s high and low temperatures from 65 degrees Fahrenheit.

(c) Based on historical twenty-year average heating degree days, as calculated from data provided by the National Weather Service for the same geographic location.

Operating revenues - Operating revenues from the Regulated Natural Gas segment increased by $353,338 or 69.8% due to:

•increase of $304,571 representing variance in the first quarter of 2021 versus first quarter of 2020 as a result of the timing of the Peoples Gas Acquisition in 2020;

•impact of higher gas cost of $47,548 in 2021 as compared to 2020;

•higher average delivery and rider rates of $5,272;

•prior year effect of customer rate credits of $18,924 granted to our natural gas customers associated with the approval of the Peoples Gas Acquisition;

•and rate variance of $3,346;

(In thousands of dollars, except per share amounts)

•offset by lower usage of $13,664 due to warmer weather in 2021 as compared to 2020; $11,124 credit to customers for tax repair catch-up; $5,000 rate credit to customers with past-due accounts receivable; and an increased refund of the tax benefit associated with the Tax Cuts and Jobs Act of $1,456.

Operating expenses - Operations and maintenance expense for the year ended December 31, 2021 increased by $27,811 or 14.0% primarily due to the following:

•increase of $42,503 representing variance in the first quarter of 2021 versus first quarter of 2020 as a result of the timing of the Peoples’ acquisition in 2020;

•increases in employee related costs of $1,918 and outside services expense of $3,600;

•and an asset impairment charge of $4,695 to write down a portion of the right of use asset of our Regulated Natural Gas Segment’s office space to fair value;

•offset by decreases in COVID-19 pandemic related expenses of $8,371 and a decrease of $14,514 in charitable donations expense.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Therefore, fluctuations in the cost of purchased gas impact operating revenues on dollar-for-dollar basis but does not impact gross margin. Purchased gas increased by $159,287 or 103.4% due to an increase in the price of natural gas in 2021 as compared to the prior year. Management uses gross margin, a non-GAAP financial measure, defined as operating revenues less purchased gas expense, to analyze the financial performance of our Regulated Natural Gas segment, as management believes gross margin provides a meaningful basis for evaluating our natural gas utility operations since purchased gas expenses are included in operating revenues and passed through to customers. The following table includes the reconciliation of gross margin (non-GAAP) to operating revenues (GAAP) for our Regulated Natural Gas segment for the period since the acquisition date of March 16, 2020:

	Years ended December 31,
	2021	2020
Operating revenues (GAAP)	$859,902	$506,564
Purchased gas	313,390	154,103
Gross margin (non-GAAP)	$546,512	$352,461

The term gross margin is not intended to represent operating revenues, the most comparable GAAP financial measure, as an indicator of operating performance. In addition, our measurement of gross margin is not necessarily comparable to similarly titled measures reported by other companies.

Depreciation and amortization increased by $29,037 or 34.5% primarily due to the timing of the Peoples Gas Acquisition and continued capital spend.

Taxes other than income taxes increased by $7,494 or 56.3% mainly due to the timing of the Peoples Gas Acquisition and higher property tax expense.

Other expense, net - Interest expense, net, increased by $46,612 or 160.6% for 2021 compared to 2020 due to additional borrowings pushed down by Parent.

AFUDC increased by $78 or 5.4% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other expense increased by $6,313 due to the non-service cost component of our net benefit cost for pension and post-retirement benefits.

(In thousands of dollars, except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flow and Capital Expenditures

Net operating cash flows, dividends paid on common stock, capital expenditures, including allowances for funds used during construction, and expenditures for acquiring utility systems for the three years ended December 31, 2021, 2020 and 2019 were as follows:

	Net Operating Cash Flows	Dividends	Capital Expenditures	Acquisitions
2019	338,523	188,512	550,273	59,687
2020	508,024	232,571	835,642	3,501,835
2021	644,679	258,650	1,020,519	36,326
	$1,491,226	$679,733	$2,406,434	$3,597,848

Net cash flows from operating activities increased primarily due to higher net income resulting from full year of Peoples' operating results in 2021 compared to nine and a half months in 2020. Net cash flows from operating activities increased from 2019 to 2020 primarily due to the prior year effect of the 2019 payment for the settlement of the interest rate swap agreements of $83,520, and an increase in net income.

Included in capital expenditures for the three year period are: expenditures for the rehabilitation of existing utility systems, the expansion of our utility systems, modernization and replacement of existing treatment facilities, meters, office facilities, information technology, vehicles, and equipment. During this three year period, we received $33,941 of customer advances and contributions in aid of construction to finance new utility mains and related facilities that are not included in the capital expenditures presented in the above table. In addition, during this period, we have made repayments of debt, which includes the net effect of borrowings and repayments under our long-term revolving credit facility, of $2,571,586 and have refunded $22,887 of customers’ advances for construction. Dividends increased during the past three years as a result of annual increases in the dividends declared and paid and increases in the number of shares outstanding.

Our planned 2022 capital program, excluding the costs of new mains financed by advances and contributions in aid of construction is estimated to be approximately $1,000,000 in infrastructure improvements for the communities we serve. The 2022 capital program is expected to include $618,200 for infrastructure rehabilitation surcharge qualified projects. Our planned 2022 capital program in Pennsylvania for our water and natural gas utilities is estimated to be approximately $709,600, a portion of which is expected to be eligible as a deduction for qualifying utility asset improvements for Federal income tax purposes. Our overall 2022 capital program along with $132,146 of debt repayments and $428,319 of other contractual cash obligations, as reported in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations”, has been, or is expected to be, financed through internally-generated funds, our revolving credit facilities, and the issuance of long-term debt.

Future utility construction in the period 2023 through 2024, including recurring programs, such as the ongoing replacement or rehabilitation of utility meters and mains, water treatment plant upgrades, storage facility renovations, pipes, service lines, and additional transmission mains to meet customer demands, excluding the costs of new mains financed by advances and contributions in aid of construction, is estimated to require aggregate expenditures of approximately $1,940,000. We anticipate that approximately less than one-half of these expenditures will require external financing. We expect to refinance $576,580 of long-term debt during this period as it becomes due with new issues of long-term debt, internally-generated funds, and our revolving credit facilities. The estimates discussed above do not include any amounts for possible future acquisitions of utility systems or the financing necessary to support them.

(In thousands of dollars, except per share amounts)

Our primary sources of liquidity are cash flows from operations (including the allowed deferral of Federal income tax payments), borrowings under various short-term lines of credit and other credit facilities, and customer advances and contributions in aid of construction. Our cash flow from operations, or internally-generated funds, is impacted by the timing of rate relief, utility operating revenues, and changes in Federal tax laws, and accelerated tax depreciation or deductions for utility construction projects. We fund our capital and typical acquisitions through internally-generated funds, supplemented by short-term lines of credit. Over time, we partially repay or pay-down our short-term lines of credit with long-term debt. In 2020, we financed a portion of the Peoples Gas Acquisition purchase price, and refinanced certain debt of the Company, with a mix of common equity, equity-linked securities, and debt financing, which included senior notes issued in capital markets transactions, and credit facilities. The ability to finance our future construction programs, as well as our acquisition activities, depends on our ability to attract the necessary external debt and equity financing and maintain internally-generated funds. Timely rate orders permitting compensatory rates of return on invested capital will be required by our operating subsidiaries to achieve an adequate level of earnings and cash flow to enable them to secure the capital they will need to operate and to maintain satisfactory debt coverage ratios.

Acquisitions

As part of the Company’s growth-through-acquisition strategy, as of December 31, 2021, the Company has entered into purchase agreements to acquire the water or wastewater utility system assets of seven municipalities and a private company for a total combined purchase price in cash of $471,000.  The purchase price for these pending acquisitions is subject to certain adjustments at closing, and the pending acquisitions are subject to regulatory approvals, including the final determination of the fair value of the rate base acquired.  Closings for these acquisitions are expected to occur through 2023, which is subject to the timing of the various regulatory approval processes.  These acquisitions are expected to add approximately 235,000 equivalent retail customers in three of the states in which the Company operates.

In August 2021, the Company acquired the water utility system assets of The Commons Water Supply, Inc., which serves 992 customers in Harris County, Texas, and the wastewater utility system assets of the Village of Bourbonnais, which serves approximately 6,500 customers in Kankakee County, Illinois. The total cash purchase prices for these utility systems were $4,000 and $32,100, respectively.

On March 16, 2020, the Company completed the Peoples Gas Acquisition, which expanded the Company’s regulated utility business to include natural gas distribution, serving approximately 750,000 natural gas utility customers in western Pennsylvania, West Virginia and Kentucky. The Company paid cash consideration of $3,465,344, which was subject to adjustment based upon the terms of the purchase agreement. The Company financed this acquisition through the April 2019 issuances of $1,293,750 of common stock, $900,000 of senior notes (of which $436,000 was for this acquisition), $690,000 of tangible equity units, and the issuance of $750,000 of common stock through a private placement, and borrowings on our revolving credit facility. Additionally, during 2020, we completed six acquisitions of water and wastewater utility systems for $63,279 in cash in three of the states in which we operate, adding 10,585 customers.

In December 2019, the Company acquired the wastewater utility system assets of Cheltenham Township, Pennsylvania, which serves 9,887 customers. The total cash purchase price for the utility system was $50,250. The purchase price allocation for this acquisition consisted primarily of acquired property, plant and equipment of $44,558 and goodwill of $5,692. Additionally, during 2019, we completed seven acquisitions of water and wastewater utility systems for $9,437 in cash in four of the states in which we operate, adding 2,393 customers. Refer to Note 2 – Acquisitions in this Annual Report for additional information.

Excluding the Peoples Gas Acquisition, during the past three years, we have expended cash of $159,292 related to the acquisition of both water and wastewater utility systems. We continue to pursue the acquisition of water and wastewater utility systems and explore other utility acquisitions that may be in a new state. Our typical acquisitions are expected to be financed with short-term debt with subsequent repayment from the proceeds of long-term debt, retained earnings, or equity issuances.

Dispositions

We routinely review and evaluate areas of our business and operating divisions and, over time, may sell utility systems or portions of systems. In 2019, the Company sold a water system in Virginia that served approximately 500 customers, which resulted in proceeds of $1,882, and recognized a gain on sale of $405.

(In thousands of dollars, except per share amounts)

In October 2020, the Company also sold its investment in a joint venture. Its investment represented its 49% investment in a joint venture that operates a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale of north central Pennsylvania, and recorded a charge of $3,700 associated with the sale. Refer to Note 3 – Dispositions in this Annual Report for additional information.

Sources of Capital

Since net operating cash flow plus advances and contributions in aid of construction have not been sufficient to fully fund our cash requirements including capital expenditures and our growth through acquisitions program, which included financings for a portion of the Peoples Gas Acquisition, we issued $5,979,914 of long-term debt, and obtained other short-term borrowings during the past three years. At December 31, 2021, we have a $1,000,000 long-term revolving credit facility that expires in December 2023, of which $20,922 was designated for letter of credit usage, $679,078 was available for borrowing, and $300,000 of borrowings were outstanding at December 31, 2021. In addition, we have short-term lines of credit of $235,500 of which $170,500 was available as of December 31, 2021. Included in the short-term lines of credit is an Aqua Pennsylvania $100,000 364 day unsecured revolving credit facility and a Peoples Natural Gas $100,000 364 day unsecured revolving credit facility. These short-term lines of credit are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

On April 15, 2021, our operating subsidiary, Aqua Ohio, Inc., issued $100,000 of first mortgage bonds, of which $50,000 is due in 2031 and $50,000 is due in 2051, with interest rates of 2.37% and 3.35%, respectively. The proceeds from these bonds were used for general corporate purposes and to repay existing indebtedness. Further, on April 19, 2021, the Company issued $400,000 of long-term debt, with expenses of $4,010, which is due in 2031 with an interest rate of 2.40%. The Company used the proceeds from this issuance to repay $50,000 of borrowings under the Aqua Pennsylvania revolving credit facility, and the balance was used to repay in full the borrowings under its existing five-year unsecured revolving credit agreement.

In August 2020, we entered into a forward equity sale agreement for 6,700,000 shares of common stock with a third party (the “forward purchaser”). In connection with the forward equity sale agreement, the forward purchaser borrowed an equal number of shares of our common stock from stock lenders and sold the borrowed shares to the public. We did not receive any proceeds from the sale of our common stock by the forward purchaser until settlement of the forward equity sale agreement. On August 9, 2021, the Company settled the forward equity sale agreement in full by physical share settlement. The Company issued 6,700,000 shares and received cash proceeds of $299,739 at a forward price of $44.74 per share. Pursuant to the agreement, the forward price was computed based upon the initial forward price of $46.00 per share, adjusted for a floating interest rate factor equal to a specified daily rate less a spread and scheduled dividends during the term of the agreement. The Company used the proceeds received upon settlement of the forward equity sale agreement to fund general corporate purposes, including for water and wastewater acquisitions, working capital and capital expenditures. The forward equity sale agreement has now been completely settled, and there are no additional shares subject to the forward equity sale agreement.

On March 29, 2019, the Company entered into a Stock Purchase Agreement (the Stock Purchase Agreement) with Canada Pension Plan Investment Board (the Investor), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the Private Placement) 21,661,095 newly issued shares of common stock, par value $0.50 per share (the Common Stock). On March 16, 2020, in connection with the closing of the Peoples Gas Acquisition, the Company closed on the Private Placement and received gross proceeds of $749,907, less expenses of $20,606. In June 2021, the Company filed a registration statement on Form S-3 ASR registering the Private Placement shares for resale. Refer to Note 13 – Stockholders’ Equity in this Annual Report for further information.

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

(In thousands of dollars, except per share amounts)

Our loan and debt agreements require us to comply with certain financial covenants, which among other things, subject to specific exceptions, limit the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. During 2021, we were in compliance with our debt covenants under our credit facilities. Failure to comply with our debt covenants could result in an event of default, which could result in us being required to repay or refinance our borrowings before their due date, possibly limiting our future borrowings, and increasing our borrowing costs.

In April 2021, the Company filed a universal shelf registration statement through a filing with the SEC to allow for the potential future offer and sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities, and other securities specified therein at indeterminate prices. In April 2019, March 2020 and August 2020, we issued common stock, including common stock in connection with a forward equity sale agreement, long-term debt and tangible equity units in several offerings under this shelf registration statement. Refer to Note 11 – Long-term Debt and Loans Payable and Note 13 – Stockholders’ Equity in this Annual Report for further information regarding these financings.

In addition, we have an acquisition shelf registration statement, which was filed with the SEC on February 27, 2015, to permit the offering from time to time of an aggregate of $500,000 of our common stock and shares of preferred stock in connection with acquisitions. During 2016, we issued 439,943 shares of common stock totaling $12,845 to acquire a water system. The balance remaining available for use under the acquisition shelf registration as of December 31, 2021 is $487,155.

We will determine the form and terms of any further securities issued under the universal shelf registration statement and the acquisition shelf registration statement at the time of issuance.

We offer a Dividend Reinvestment and Direct Stock Purchase Plan (the Plan) that provides a convenient and economical way to purchase shares of the Company. Under the direct stock purchase portion of the Plan, shares are issued throughout the year. The dividend reinvestment portion of the Plan offers a five percent discount on the purchase of shares of common stock with reinvested dividends. As of the December 2021 dividend payment, holders of 5.8% of the common shares outstanding participated in the dividend reinvestment portion of the Plan. The shares issued under the Plan are either original issue shares or shares purchased by the Company’s transfer agent in the open-market. During the past three years, we have sold 1,000,468 original issue shares of common stock for net proceeds of $42,280 through the dividend reinvestment portion of the Plan, and we used the proceeds to invest in our operating subsidiaries, to repay short-term debt, and for general corporate purposes. In 2021, 2020 and 2019, we sold 374,824, 388,978 and 236,666 original issues shares of common stock for net proceeds of $16,799, $16,522 and $8,959, respectively, through the dividend reinvestment portion of the plan. In 2019, 183,731 shares of common stock were purchased under the dividend reinvestment portion of the Plan by the Company’s transfer agent in the open-market for $7,777.

Off-Balance Sheet Financing Arrangements

We do not engage in any off-balance sheet financing arrangements. We do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities. For risk management purposes, the Company has used interest rate swap agreements. Refer to Note 11 – Long-term Debt and Loans Payable in this Annual Report for further information regarding these agreements.

(In thousands of dollars, except per share amounts)

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2021:

		Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$5,947,357	$132,146	$576,580	$173,328	$5,065,303
Interest on fixed-rate, long-term debt (1)	194,374	3,880	15,968	8,302	166,224
Operating leases (2)	71,243	9,730	18,301	15,692	27,520
Unconditional purchase obligations (3)	16,914	4,535	7,497	4,551	331
Gas purchase obligations (4)	3,045,125	271,168	508,699	505,417	1,759,841
Other purchase obligations (5)	113,299	113,299	-	-	-
Pension plan obligations (6)	20,390	20,390	-	-	-
Other obligations (7)	19,837	5,317	6,384	4,550	3,586
Total	$9,428,539	$560,465	$1,133,429	$711,840	$7,022,805

(1)Represents interest payable on fixed rate, long-term debt. Amounts reported may differ from actual due to future refinancing of debt.

(2)Represents minimum lease payments for long-term operating leases of land, office facilities, office equipment, and vehicles.

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

(In thousands of dollars, except per share amounts)

•Uncertain tax positions - We have uncertain tax positions of $20,201. Although we believe our tax positions comply with applicable law, we have made judgments as to the sustainability of each uncertain tax position based on its technical merits. Due to the uncertainty of future cash outflows, if any, associated with our uncertain tax positions, we are unable to make a reasonable estimate of the timing or amounts that may be paid. See Note 7 – Income Taxes in this Annual Report for further information on our uncertain tax positions.

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

Capitalization

The following table summarizes our capitalization as of December 31, 2021 and 2020:

December 31,	2021	2020
Long-term debt (1)	53.4%	54.6%
Essential Utilities stockholders' equity	46.6%	45.4%
	100.0%	100.0%

(1)Includes current portion, as well as our borrowings under a variable rate revolving credit agreement of $300,000 at December 31, 2021, $385,000 at December 31, 2020.

Over the past two years, the changes in the capitalization ratios primarily resulted from the issuance of debt to finance our acquisitions and capital program, changes in net income, the issuance of common stock, and the declaration of dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial condition and results of operations are impacted by the methods, assumptions, and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to our financial condition or results of operations and require estimates or other judgments of matters of uncertainty. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the financial statements. We believe our most critical accounting policies include the use of regulatory assets and liabilities, revenue recognition, the valuation of our long-lived assets (which consist primarily of utility plant in service, regulatory assets, and goodwill), our accounting for post-retirement benefits, and our accounting for income taxes. We have discussed the selection and development of our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

(In thousands of dollars, except per share amounts)

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

In Virginia, North Carolina, and Kentucky, we may bill our utility customers, in certain circumstances, in accordance with a rate filing that is pending before the respective regulatory commission, which would allow interim rates before the final commission rate order is issued. The revenue recognized reflects an estimate based on our judgment of the final outcome of the commission’s ruling. We monitor the applicable facts and circumstances regularly and revise the estimate as required. The revenue billed and collected prior to the final ruling is subject to refund based on the commission’s final ruling.

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

(In thousands of dollars, except per share amounts)

Our long-lived assets, which consist primarily of utility plant in service, operating lease right-of-use assets and intangible assets, are reviewed for impairment when changes in circumstances or events occur. These circumstances or events could include a decline in the market value or physical condition of a long-lived asset, an adverse change in the manner in which long-lived assets are used or planned to be used, a change in historical trends, operating cash flows associated with the long-lived assets, changes in macroeconomic conditions, industry and market conditions, or overall financial performance. When these circumstances or events occur, we determine whether it is more likely than not that the fair value of those assets s less than their carrying amount. If we determine that it is more likely than not (that is, the likelihood of more than 50 percent), we would recognize an impairment charge if it is determined that the carrying amount of an asset exceeds the sum of the undiscounted estimated cash flows. In this circumstance, we would recognize an impairment charge equal to the difference between the carrying amount and the fair value of the asset. Fair value is estimated to be the present value of future net cash flows associated with the asset, discounted using a discount rate commensurate with the risk and remaining life of the asset. This assessment requires significant management judgment and estimates that are based on budgets, general strategic business plans, historical trends and other data and relevant factors. These estimates include significant inherent uncertainties, since they involve forecasting future events. If changes in circumstances or events occur, or estimates and assumptions that were used in this review are changed, we may be required to record an impairment charge on our long-lived assets. During the year ended December 31, 2021, the Company recorded an impairment loss to write down a portion of the operating lease right-of-use asset for office space not used in operations. Refer to Note 1 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets in this Annual Report for additional information regarding the review of long-lived assets for impairment.

We test the goodwill attributable for each of our reporting units for impairment at least annually on July 31, or more often, if circumstances indicate a possible impairment may exist. When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and entity specific events, for some or all of our reporting units to determine whether it’s more likely than not that the fair value of a reporting unit is less than its carrying amount. Alternatively, based on our assessment of the qualitative factors previously noted, or at our discretion, we may perform a quantitative goodwill impairment test by determining the fair value of a reporting unit by weighting the results from the income approach and the market approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. If we perform a quantitative test and determine that the fair value of a reporting unit is less than its carrying amount, we would record an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The assessment requires significant management judgment and estimates that are based on budgets, general strategic business plans, historical trends and other data and relevant factors. If changes in circumstances or events occur, or estimates and assumptions that were used in our impairment test change, we may be required to record an impairment charge for goodwill. Refer to Note 1 – Summary of Significant Accounting Policies – Goodwill in this Annual Report for information regarding the results of our annual impairment test.

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

(In thousands of dollars, except per share amounts)

Our discount rate assumption, which is used to calculate the present value of the projected benefit payments of our post-retirement benefits, was determined by selecting a hypothetical portfolio of high quality corporate bonds appropriate to match the projected benefit payments of the plans. The selected bond portfolio was derived from a universe of Aa-graded corporate bonds. The discount rate was then developed as the rate that equates the market value of the bonds purchased to the discounted value of the projected benefit payments of the plans. A decrease in the discount rate would generally increase our post-retirement benefits expense and benefit obligation. After reviewing the hypothetical portfolio of bonds, we selected a discount rate of 2.91% for our pension plan, and 2.96% for our other post-retirement benefit plans as of December 31, 2021, which represent a 34 and 28 basis-point increase as compared to the discount rates selected at December 31, 2020, respectively. Our post-retirement benefits expense under these plans is determined using the discount rate as of the beginning of the year, which was 2.57% for our pension plan and 2.68% for our other-postretirement benefit plan for 2021, and will be 2.91% for our pension plan, and 2.96% for our other post-retirement benefit plans for 2022.

Our expected return on plan assets is determined by evaluating the asset class return expectations with our advisors as well as actual, long-term, historical results of our asset returns. The Company’s market-related value of plan assets is equal to the fair value of the plans’ assets as of the last day of its fiscal year and is a determinant for the expected return on plan assets, which is a component of post-retirement benefits expense. The allocation of our plans’ assets impacts our expected return on plan assets. The expected return on plan assets is based on a targeted allocation of 50% to 70% return seeking assets and 30% to 50% liability hedging assets. Our post-retirement benefits expense increases as the expected return on plan assets decreases. We believe that our actual long-term asset allocations on average will approximate our targeted allocations. Our targeted allocations are driven by our investment strategy to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. For 2021, we used a 5.6% expected return on plan assets assumption, and are currently reviewing this assumption for 2022 and expect it may decrease slightly in 2022.

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements. In accordance with funding rules and our funding policy, during 2022 our pension contribution is expected to be $20,390. Future years’ contributions will be subject to economic conditions, plan participant data and the funding rules in effect at such time as the funding calculations are performed, though we expect future changes in the amount of contributions and expense recognized to be generally included in customer rates.

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

We are subject to market risks in the normal course of business, including changes in interest rates, gas commodity prices and equity prices. Volatile equity market conditions arising from the COVID-19 pandemic may result in our pension and other post-retirement plans’ assets market values suffering a decline, which could increase our required cash contributions to the plans and expense in subsequent years. The exposure to changes in interest rates is a result of financings through the issuance of fixed rate long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates; short-term debt, which is at floating interest rates; and at times in the past interest rate swap agreements. As of December 31, 2021, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for long-term debt are as follows:

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$132,146	$207,262	$69,318	$151,848	$21,480	5,065,303	$5,647,357	$6,182,499
Variable rate	-	300,000	-	-	-	-	300,000	300,000
Total	$132,146	$507,262	$69,318	$151,848	$21,480	$5,065,303	$5,947,357	$6,482,499
Weighted average interest rate	3.03%	2.45%	4.05%	5.05%	7.38%	3.36%	3.49%

From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the marketable equity securities. As of December 31, 2021, we have assets of, in thousands of dollars, $28,576 to fund our deferred compensation and non-qualified pension plan liabilities. The market risk of the deferred compensation plan assets are borne by the participants in the deferred compensation plan.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Essential Utilities, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets, including the consolidated statements of capitalization, of Essential Utilities, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, of equity, and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of condensed parent company financial statements as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021 appearing after the signature pages (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Rate Regulation

As described in Notes 1 and 6 to the consolidated financial statements, most of the operating companies of the Company that are regulated public utilities are subject to regulation by the utility commissions of the states in which they operate. Some of the operating companies that are regulated public utilities are subject to rate regulation by county or city government. As of December 31, 2021, regulatory assets were $1.4 billion and regulatory liabilities were $0.8 billion. Regulated public utilities follow the Financial Accounting Standards Board’s accounting guidance for regulated operations, which provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. The regulatory assets represent costs that are probable to be fully recovered from customers in future rates while regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts recovered from customers in advance of incurring the costs. The regulatory assets or liabilities are then relieved as the cost or credit is reflected in the Company’s rates charged for utility service. If, as a result of a change in circumstances, it is determined that a regulated operating company no longer meets the criteria to apply regulatory accounting, the operating company would have to discontinue regulatory accounting and write-off the respective regulatory assets and liabilities. Management makes significant judgments and estimates to record regulatory assets and liabilities. For each regulatory jurisdiction with regulated operations, management evaluates at the end of each reporting period, whether the regulatory assets and liabilities continue to meet the probable criteria for future recovery or refund. The evaluation considers factors such as regulatory orders or guidelines, in the same regulatory jurisdiction, of a specific matter or a similar matter, as provided to the Company in the past or to other regulated utilities. In addition, the evaluation may be impacted by changes in the regulatory environment and pending or new legislation that could impact the ability to recover costs through regulated rates. There may be multiple participants to rate or transactional regulatory proceedings who might offer different views on various aspects of such proceedings, and in these instances, may challenge the prudence of business policies and practices, seek cost disallowances or request other relief.

The principal considerations for our determination that performing procedures relating to management’s accounting for rate regulation is a critical audit matter are the significant judgment by management when assessing the impact of regulation on the accounting for regulatory assets and liabilities, which in turn led to a high degree of auditor judgment and effort in performing procedures and in evaluating audit evidence related to whether the regulatory assets will be recovered and liabilities will be refunded.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of regulatory matters impacting regulatory assets and liabilities, including controls over the recovery of regulatory assets and the refund of regulatory liabilities. These procedures also included, among others (i) obtaining the Company’s correspondence with regulators and assessing the reasonableness of management’s judgments regarding the recovery of regulatory assets and refund of regulatory liabilities, (ii) assessing the reasonableness of management’s accounting judgments related to new and updated regulatory orders and guidelines, and (iii) testing the calculation of regulatory assets and liabilities based on provisions outlined in regulatory correspondence.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 1, 2022

We have served as the Company’s auditor since 2000.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

	December 31,
	2021	2020
Assets
Property, plant and equipment, at cost	$12,610,376	$11,620,019
Less: accumulated depreciation	2,358,510	2,107,142
Net property, plant and equipment	10,251,866	9,512,877

Current assets:
Cash and cash equivalents	10,567	4,827
Accounts receivable, net	141,025	154,775
Unbilled revenues	119,896	118,538
Inventory - materials and supplies	33,756	21,669
Inventory - gas stored	75,804	36,732
Prepayments and other current assets	36,597	38,594
Regulatory assets	20,150	5,085
Total current assets	437,795	380,220

Regulatory assets	1,429,840	1,362,788
Deferred charges and other assets, net	141,955	56,002
Funds restricted for construction activity	1,313	1,268
Goodwill	2,340,815	2,324,547
Operating lease right-of-use assets	48,930	60,334
Intangible assets	5,764	7,241
Total assets	$14,658,278	$13,705,277

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

	December 31,
	2021	2020
Liabilities and Equity
Essential Utilities stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 256,102,388 and 248,571,355 as of December 31, 2021 and December 31, 2020	$128,050	$124,285
Capital in excess of par value	3,705,814	3,379,057
Retained earnings	1,434,201	1,261,862
Treasury stock, at cost, 3,234,765 and 3,180,887 shares as of December 31, 2021 and December 31, 2020	(83,615)	(81,327)
Total stockholders' equity	5,184,450	4,683,877

Long-term debt, excluding current portion	5,815,211	5,545,890
Less: debt issuance costs	35,707	38,146
Long-term debt, excluding current portion, net of debt issuance costs	5,779,504	5,507,744
Commitments and contingencies (See Note 9)

Current liabilities:
Current portion of long-term debt	132,146	84,353
Loans payable	65,000	78,198
Accounts payable	192,932	177,489
Book overdraft	81,722	44,003
Accrued interest	40,815	39,408
Accrued taxes	37,924	37,172
Regulatory liabilities	384	19,866
Other accrued liabilities	124,140	123,384
Total current liabilities	675,063	603,873

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,406,537	1,258,098
Customers' advances for construction	103,619	99,014
Regulatory liabilities	769,617	773,310
Asset retirement obligations	1,256	1,336
Operating lease liabilities	48,230	55,642
Pension and other postretirement benefit liabilities	50,226	91,896
Other	43,666	56,713
Total deferred credits and other liabilities	2,423,151	2,336,009

Contributions in aid of construction	596,110	573,774
Total liabilities and equity	$14,658,278	$13,705,277

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2021	2020	2019
Operating revenues	$1,878,144	$1,462,698	$889,692

Operating expenses:
Operations and maintenance	550,580	528,611	333,102
Purchased gas	340,262	165,745	-
Depreciation	292,191	251,443	158,179
Amortization	5,761	5,616	(1,703)
Taxes other than income taxes	86,641	76,597	59,955
Total operating expenses	1,275,435	1,028,012	549,533

Operating income	602,709	434,686	340,159
Other expense (income):
Interest expense	207,709	188,435	125,383
Interest income	(2,384)	(5,363)	(25,406)
Allowance for funds used during construction	(20,792)	(12,687)	(16,172)
Change in fair value of interest rate swap agreements	-	-	23,742
Loss on debt extinguishment	-	-	18,528
Gain on sale of other assets	(976)	(661)	(923)
Equity loss (earnings) in joint venture	-	3,374	(2,210)
Other	(2,848)	(3,383)	5,691
Income before income taxes	422,000	264,971	211,526
Provision for income tax benefit	(9,612)	(19,878)	(13,017)
Net income	$431,612	$284,849	$224,543

Comprehensive income	$431,612	$284,849	$224,543

Net income per common share:
Basic	$1.68	$1.14	$1.04
Diluted	$1.67	$1.12	$1.04

Average common shares outstanding during the period:
Basic	257,487	249,768	215,550
Diluted	258,180	254,629	215,931

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

		December 31,
		2021	2020
Essential Utilities stockholders' equity:
Common stock, $0.50 par value		$128,050	$124,285
Capital in excess of par value		3,705,814	3,379,057
Retained earnings		1,434,201	1,261,862
Treasury stock, at cost		(83,615)	(81,327)
Total stockholders' equity		5,184,450	4,683,877

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	2,341	2,805
1.00% to 1.99%	2021 to 2039	9,341	10,260
2.00% to 2.99%	2022 to 2058	312,751	265,557
3.00% to 3.99%	2021 to 2056	1,359,284	1,316,872
4.00% to 4.99%	2021 to 2059	1,286,024	1,315,812
5.00% to 5.99%	2021 to 2043	16,119	17,804
6.00% to 6.99%	2022 to 2036	32,475	33,955
7.00% to 7.99%	2022 to 2027	28,980	29,890
8.00% to 8.99%	2021 to 2025	2,772	4,425
9.00% to 9.99%	2021 to 2026	11,800	16,900
		3,061,887	3,014,280

Notes payable to bank under revolving credit agreement, variable rate, due 2023		300,000	385,000
Unsecured notes payable:
Amortizing notes at 3.00% due 2022		20,470	60,502
Notes at 2.40% due 2031		400,000	-
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59%, due 2029 through 2050		1,125,000	1,125,000
Notes at 4.28%, due 2049		500,000	500,000
Notes ranging from 5.64% to 5.95%, due 2021 through 2034		40,000	45,461
Total long-term debt		5,947,357	5,630,243

Current portion of long-term debt		132,146	84,353
Long-term debt, excluding current portion		5,815,211	5,545,890
Less: debt issuance costs		35,707	38,146
Long-term debt, excluding current portion, net of debt issuance costs		5,779,504	5,507,744

Total capitalization		$10,963,954	$10,191,621

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

	Common stock	Capital in excess of par value	Retained earnings	Treasury stock	Total
Balance at December 31, 2018	$90,576	$820,378	$1,174,245	$(75,835)	$2,009,364
Net income	-	-	224,543	-	224,543
Dividends declared ($0.9066 per share)	-	-	(188,512)	-	(188,512)
Stock issued to finance acquisition (37,370,017 shares)	18,685	1,244,414	-	-	1,263,099
Proceeds from stock purchase contracts issued under tangible equity units	-	557,389	-	-	557,389
Issuance of common stock from stock purchase contracts (4,846,601 shares)	2,423	(2,423)	-	-	-
Issuance of common stock under dividend reinvestment plan (236,666 shares)	118	8,841	-	-	8,959
Repurchase of stock (52,359 shares)	-	-	-	(1,867)	(1,867)
Equity compensation plan (146,867 shares)	73	(73)	-	-	-
Exercise of stock options (119,306 shares)	60	1,838	-	-	1,898
Stock-based compensation	-	7,368	(204)	-	7,164
Other	-	(1,177)	-	-	(1,177)
Balance at December 31, 2019	111,935	2,636,555	1,210,072	(77,702)	3,880,860
Net income	-	-	284,849	-	284,849
Dividends declared ($0.97 per share)	-	-	(232,571)	-	(232,571)
Issuance of common stock from private placement (21,661,095 shares)	10,831	718,470	-	-	729,301
Issuance of common stock from stock purchase contracts (2,335,654 shares)	1,168	(1,168)	-	-	-
Issuance of common stock under dividend reinvestment plan (388,978 shares)	194	16,328	-	-	16,522
Repurchase of stock (82,320 shares)	-	-	-	(4,365)	(4,365)
Equity compensation plan (239,512 shares)	120	(120)	-	-	-
Exercise of stock options (74,832 shares)	37	1,552	-	-	1,589
Stock-based compensation	-	8,276	(488)	-	7,788
Other	-	(836)	-	740	(96)
Balance at December 31, 2020	124,285	3,379,057	1,261,862	(81,327)	4,683,877
Net income	-	-	431,612	-	431,612
Dividends declared ($1.0378 per share)	-	-	(258,650)	-	(258,650)
Issuance of common stock from stock purchase contracts (127,749 shares)	64	(64)	-	-	-
Issuance of common stock under dividend reinvestment plan (374,824 shares)	187	16,612	-	-	16,799
Issuance of common stock from forward equity sale agreement (6,700,000 shares)	3,350	296,389	-	-	299,739
Repurchase of stock (76,732 shares)	-	-	-	(3,291)	(3,291)
Equity compensation plan (206,163 shares)	103	(103)	-	-	-
Exercise of stock options (122,297 shares)	61	4,111	-	-	4,172
Stock-based compensation	-	9,998	(623)	-	9,375
Other	-	(186)	-	1,003	817
Balance at December 31, 2021	$128,050	$3,705,814	$1,434,201	$(83,615)	$5,184,450

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars, except per share amounts)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$431,612	$284,849	$224,543
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	297,952	257,059	156,476
Deferred income taxes	(8,514)	(17,782)	(10,436)
Provision for doubtful accounts	27,336	32,325	5,306
Stock-based compensation	10,078	8,160	7,368
Gain on sale of utility system and other assets	(1,589)	(642)	(1,328)
Loss on interest rate swap agreements	-	-	23,742
Loss on debt extinguishment	-	-	18,528
Settlement of interest rate swap agreements	-	-	(83,520)
Net change in receivables, inventory, deferred purchased gas costs and prepayments	(109,605)	(35,348)	(4,335)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	5,190	(1,819)	5,108
Pension and other postretirement benefits contributions	(15,135)	(20,282)	(8,597)
Other	7,354	1,504	5,668
Net cash flows from operating activities	644,679	508,024	338,523
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $4,510, $4,434 and $4,231	(1,020,519)	(835,642)	(550,273)
Acquisitions of utility systems and other, net	(36,326)	(3,501,835)	(59,687)
Net proceeds from the sale of utility systems and other assets	1,819	2,115	2,893
Other	(1,032)	1,696	2,464
Net cash flows used in investing activities	(1,056,058)	(4,333,666)	(604,603)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	15,264	9,585	9,092
Repayments of customers' advances	(7,725)	(8,337)	(6,825)
Net proceeds (repayments) of short-term debt	(13,350)	(129,407)	10,275
Proceeds from long-term debt	1,095,171	3,366,838	1,434,506
Repayments of long-term debt	(769,546)	(1,820,571)	(1,048,471)
Extinguishment of long-term debt	-	-	(25,237)
Change in cash overdraft position	37,719	33,059	1,993
Proceeds from issuance of common stock under dividend reinvestment plan	16,799	16,522	8,959
Proceeds from issuance of common stock from private placement	-	729,301	1,263,099
Proceeds from issuance of common stock from forward equity sale agreement	299,739	-	-
Proceeds from tangible equity unit issuance	-	-	673,642
Proceeds from exercised stock options	4,172	1,589	1,898
Repurchase of common stock	(3,291)	(4,365)	(1,867)
Dividends paid on common stock	(258,650)	(232,571)	(188,512)
Other	817	(96)	(1,177)
Net cash flows from financing activities	417,119	1,961,547	2,131,375
Net increase (decrease) in cash and cash equivalents	5,740	(1,864,095)	1,865,295
Cash and cash equivalents at beginning of year	4,827	1,868,922	3,627
Cash and cash equivalents at end of year	$10,567	$4,827	$1,868,922
Cash paid during the year for:
Interest, net of amounts capitalized	$201,792	$169,048	$89,228
Income taxes	5,692	4,853	970
Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid	$95,945	$98,569	$60,628
Non-cash utility property contributions	36,882	36,181	30,693

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations ─ Essential Utilities, Inc. (“Essential Utilities,” the “Company,” “we,” “our”, or “us”) is the holding company for regulated utilities providing water, wastewater, or natural gas services concentrated in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, West Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries is Aqua Pennsylvania, Inc., which accounted for approximately 55% of our Regulated Water segment’s operating revenues and approximately 68% of our Regulated Water segment’s income for 2021. As of December 31, 2021, Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of Regulated Water customers we serve. Aqua Pennsylvania’s service territory is located in the suburban areas north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. The Company’s other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Additionally, pursuant to the Company’s growth strategy, commencing on March 16, 2020 with the completion of the Peoples Gas Acquisition, the Company began to provide natural gas distribution services to customers in western Pennsylvania, Kentucky, and West Virginia. Approximately 93% of the total number of natural gas utility customers we serve are in western Pennsylvania. Lastly, the Company’s market-based activities are conducted through Aqua Infrastructure LLC, and Aqua Resources, Inc., and certain other non-regulated subsidiaries of Peoples. Prior to our October 2020 sale of our investment in a joint venture, Aqua Infrastructure provided non-utility raw water supply services for firms in the natural gas drilling industry. Aqua Resources offers, through a third-party, water and sewer line protection solutions and repair services to households. Other non-regulated subsidiaries of Peoples provide utility service line protection services to households and operate gas marketing and production businesses.

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

Regulation ─ Most of the operating companies that are regulated public utilities are subject to regulation by the utility commissions of the states in which they operate. The respective utility commissions have jurisdiction with respect to rates, service, accounting procedures, issuance of securities, acquisitions and other matters. Some of the operating companies that are regulated public utilities are subject to rate regulation by county or city government. Regulated public utilities follow the Financial Accounting Standards Board’s (“FASB”) accounting guidance for regulated operations, which provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. Costs, for which the Company has received or expects to receive prospective rate recovery, are deferred as a regulatory asset and amortized over the period of rate recovery in accordance with the FASB’s accounting guidance for regulated operations. The regulatory assets or liabilities are then relieved as the cost or credit is reflected in Company’s rates charged for utility service. If, as a result of a change in circumstances, it is determined that a regulated operating company no longer meets the criteria to apply regulatory accounting, the operating company would have to discontinue regulatory accounting and write-off the respective regulatory assets and liabilities. See Note 6 - Regulatory Assets and Liabilities for further information regarding the Company’s regulatory assets.

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

The current novel coronavirus (“COVID-19”) pandemic has, at times, caused significant social and economic restrictions that have been imposed in the United States and abroad, which resulted in significant volatility in the global economy and led to reduced economic activity in some industries. In the preparation of these financial statements and related disclosures, we have assessed the impact that the COVID-19 pandemic has had on our estimates, assumptions, forecasts, and accounting policies. Because of the essential nature of our business, we do not believe the COVID-19 pandemic had a material impact on our estimates, assumptions and forecasts used in the preparation of our financial statements, although we continue to monitor this closely. As the COVID-19 situation is ever evolving, future events and effects related to the COVID-19 pandemic, including the effects of potential vaccination requirements, cannot be determined with precision, and actual results could significantly differ from our estimates or forecasts.

Basis of Presentation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Property, Plant and Equipment and Depreciation ─ Property, plant and equipment consist primarily of utility plant. The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overheads, and for additions meeting certain criteria, allowance for funds used during construction. Utility systems acquired are typically recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation. Further, utility systems acquired under fair value regulations would be recorded based on the valuation of the utility plant as approved by the respective utility commission. The difference between the estimated original cost, less applicable accumulated depreciation, and the purchase price may be recorded as an acquisition adjustment within utility plant as permitted by the applicable regulatory jurisdiction. At December 31, 2021 and 2020, utility plant includes a net credit acquisition adjustment of $9,055 and $12,215, respectively, which is generally being amortized from 2 to 59 years. Amortization of the acquisition adjustments totaled $2,842 in 2021, $2,895 in 2020, and $6,076 in 2019.

Utility expenditures for maintenance and repairs, including major maintenance projects and minor renewals, are charged to operating expenses when incurred in accordance with the system of accounts prescribed by the utility commissions of the states in which the company operates. The cost of new units of property and betterments are capitalized. Utility expenditures for water main cleaning and relining of pipes are deferred and are presented in net property, plant and equipment in accordance with the FASB’s accounting guidance for regulated operations. As of December 31, 2021, $1,635 of these costs have been incurred since the last respective rate proceeding and the Company expects to recover these costs in future rates.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The cost of software upgrades and enhancements are capitalized if they result in added functionality, which enables the software to perform tasks it was previously incapable of performing. Information technology costs associated with major system installations, conversions and improvements, such as software training, data conversion and business process reengineering costs, are deferred as a regulatory asset if the Company expects to recover these costs in future rates. If these costs are not deferred, then these costs are charged to operating expenses when incurred. As of December 31, 2021, $52,810 of these costs have been deferred since the last respective rate proceeding as a regulatory asset, and the deferral is reported as a component of net property, plant and equipment.

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

Impairment of Long-Lived Assets - Long-lived assets of the Company, which consist primarily of utility plant in service, operating lease right-of-use assets and intangible assets, are reviewed for impairment when changes in circumstances or events occur. These circumstances or events could include a decline in the market value or physical condition of a long-lived asset, an adverse change in the manner in which long-lived assets are used or planned to be used, a change in historical trends, operating cash flows associated with the long-lived assets, changes in macroeconomic conditions, industry and market conditions, or overall financial performance. When these circumstances or events occur, the Company determines whether it is more likely than not that the fair value of those assets is less than their carrying amount. If the Company determines that it is more likely than not (that is, the likelihood of more than 50 percent), the Company would recognize an impairment charge if it is determined that the carrying amount of an asset exceeds the sum of the undiscounted estimated cash flows. In this circumstance, the Company would recognize an impairment charge equal to the difference between the carrying amount and the fair value of the asset. Fair value is estimated to be the present value of future net cash flows associated with the asset, discounted using a discount rate commensurate with the risk and remaining life of the asset. During the year ended December 31, 2021, the Company recorded an impairment loss to write down a portion of the operating lease right-of-use asset for office space not used in operations to fair value. Refer to Note 10 – Leases, for further details.

Regulatory assets are reviewed for the continued application of the FASB accounting guidance for regulated operations. The Company’s review determines whether there have been changes in circumstances or events, such as regulatory disallowances, or abandonments, that have occurred that require adjustments to the carrying value of these assets. Adjustments to the carrying value of these assets would be made in instances where their inclusion in the rate-making process is unlikely. For utility plant in service, we would recognize an impairment loss for any amount disallowed by the respective utility commission.

Allowance for Funds Used During Construction ─ The allowance for funds used during construction (“AFUDC”) represents the capitalized cost of funds used to finance the construction of utility plant. In general, AFUDC is applied to construction projects requiring more than one month to complete. No AFUDC is applied to projects funded by customer advances for construction, contributions in aid of construction, or applicable state-revolving fund loans. AFUDC includes the net cost of borrowed funds and a rate of return on other funds when used and is recovered through rates as the utility plant is depreciated. The amount of AFUDC related to equity funds in 2021 was $16,282, 2020 was $8,253, and 2019 was $11,941. No interest was capitalized by our market-based businesses.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Lease Accounting ─ The Company evaluates the contracts it enters into to determine whether such contracts contain leases. A contract contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We enter into operating lease contracts for the right to utilize certain land, office facilities, office equipment, and vehicles from third parties. For contracts that extend for a period greater than 12 months, we recognize a right of use asset and a corresponding lease liability on our consolidated balance sheet. The present value of each lease is based on the future minimum lease payments in accordance with Accounting Standards Codification (“ASC”) 842 and is determined by discounting these payments using an incremental borrowing rate.

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

The following table presents our revenues disaggregated by major source and customer class:

2021	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$561,996	$99,931	$530,338	$-
Commercial	151,071	22,060	99,596	-
Fire protection	35,984	-	-	-
Industrial	30,230	1,729	3,427	-
Gas transportation	-	-	198,195	-
Other water	53,488	-	-	-
Other wastewater	-	8,860	-	-
Customer rate credits	-	-	(5,000)	-
Other utility	-	-	32,812	13,358
Revenues from contracts with customers	832,769	132,580	859,368	13,358
Alternative revenue program	1,760	(264)	534	-
Other and eliminations	-	-	-	38,039
Consolidated	$834,529	$132,316	$859,902	$51,397

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

2020	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$567,486	$95,051	$314,274	$-
Commercial	143,479	19,062	50,239	-
Fire protection	35,340	-	-	-
Industrial	29,764	1,619	6,923	-
Gas transportation	-	-	133,685	-
Other water	32,372	-	-	-
Other wastewater	-	5,385	-	-
Customer rate credits	(3,757)	(323)	(18,924)	-
Other utility	-	-	20,243	12,861
Revenues from contracts with customers	804,684	120,794	506,440	12,861
Alternative revenue program	87	114	124	-
Other and eliminations	-	-	-	17,594
Consolidated	$804,771	$120,908	$506,564	$30,455

2019	Water Revenues	Wastewater Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$518,192	$83,561	$-
Commercial	145,599	15,222	-
Fire protection	33,589	-	-
Industrial	30,667	1,765	-
Other water	39,353	-	-
Other wastewater	-	4,656	-
Other utility	-	-	13,835
Revenues from contracts with customers	767,400	105,204	13,835
Alternative revenue program	80	(89)	-
Other and eliminations	-	-	3,262
Consolidated	$767,480	$105,115	$17,097

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

•Other Utility Revenues – Other utility revenues represent revenues earned primarily from: antenna revenues, which represents fees received from telecommunication operators that have put cellular antennas on our water towers; operation and maintenance and billing contracts, which represent fees earned from municipalities for our operation of their water or wastewater treatment services or performing billing services; and fees earned from developers for accessing our water mains, miscellaneous service revenue from gas distribution operations, gas processing and handling revenue, sales of natural gas at market-based rates and contracted fixed prices, sales of gas purchased from third parties, and other gas marketing activities. The performance obligations vary for these revenues, but all are primarily recognized over time as the service is delivered.

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

oNatural Gas Revenues – These revenues represent the weather-normalization adjustment (“WNA”) mechanism in place for our natural gas customers served in Kentucky. The WNA serves to minimize the effects of weather on the Company’s results for its residential and small commercial natural gas customers. This regulatory mechanism adjusts revenues earned for the variance between actual and normal weather and can have either positive (warmer than normal) or negative (colder than normal) effects on revenues. Customer bills are adjusted in the December through April billing months, with rates adjusted for the difference between actual revenues and revenues calculated under this mechanism billed to the customers.

These revenue programs represent a contract between the utility and its regulators, not customers, and therefore are not within the scope of the FASB’s accounting guidance for recognizing revenue from contracts with customers.

•Other and Eliminations – Other and eliminations consist of our market-based revenues, which comprises: our non-regulated natural gas operations, Aqua Infrastructure, and Aqua Resources (described below), and intercompany eliminations for revenue billed between our subsidiaries. Our non-regulated natural gas operations consist of utility service line protection solutions and repair services for households and the operation of gas marketing and production entities. Revenue is recognized and the performance obligation is satisfied over time as the service is delivered.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Aqua Infrastructure is the holding company for our former 49% investment in a joint venture that operated a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale of north central Pennsylvania. Prior to our October 30, 2020 sale of our investment in the joint venture, the joint venture earned revenues through providing non-utility raw water supply services to natural gas drilling companies which enter into water supply contracts. The performance obligation was to deliver non-potable water to the joint venture’s customers. Aqua Infrastructure’s share of the revenues recognized by the joint venture was reflected, net, in equity earnings in joint venture on our consolidated statements of operations and comprehensive income. Aqua Resources earned revenues by providing non-regulated water and wastewater services through an operating and maintenance contract, which concluded in 2020, and continues to earn revenue through third-party water and sewer service line protection and repair services. For the contract operations and maintenance business, the performance obligations were performing agreed upon contract services to operate the water and wastewater system. For the service line protection business, the performance obligations are allowing the use of our logo to a third-party water and sewer service line repair provider. Revenues are primarily recognized over time as service is delivered.

Cash and Cash Equivalents ─ The Company considers all highly liquid investments with an original maturity of three months or less, which are not restricted for construction activity, to be cash equivalents.

The Company had a book overdraft, which represents transactions that have not cleared the bank accounts at the end of the period, for specific disbursement cash accounts of $81,722 and $44,003 at December 31, 2021 and 2020, respectively. The Company transfers cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. The balance of the book overdraft is reported as book overdraft and the change in the book overdraft balance is reported as cash flows from financing activities, due to our ability to fund the overdraft with the Company’s credit facility.

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

Inventories – Materials and Supplies – Inventories are stated at cost. Cost is determined using the first-in, first-out method.

Inventory – Gas Stored – The Company accounts for gas in storage inventory using the weighted average cost of gas method.

Investment in Joint Venture – The Company used the equity method of accounting to account for our former 49% investment in a joint venture with a firm in the natural gas industry for the construction and operation of a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale in north-central Pennsylvania, which commenced operations in 2012. In 2020, the Company sold its investment in joint venture and recorded a charge of $3,700 associated with the sale. Our share of equity loss (earnings) in the joint venture was reported in the consolidated statements of operations and comprehensive income as equity loss (earnings) in joint venture. During 2020 and 2019, we received distributions of $2,137 and $3,185, respectively.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Goodwill ─ Goodwill represents the excess cost over the fair value of net tangible and identifiable intangible assets acquired through acquisitions. Goodwill is not amortized but is tested for impairment annually, or more often, if circumstances indicate a possible impairment may exist. When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and entity specific events, for some or all of our reporting units to determine whether it’s more likely than not that the fair value of a reporting unit is less than its carrying amount. Alternatively, based on our assessment of the qualitative factors previously noted or at our discretion, we may perform a quantitative goodwill impairment test by determining the fair value of a reporting unit. If we perform a quantitative test and determine that the fair value of a reporting unit is less than its carrying amount, we would record an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

Impairment testing for goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. We assigned assets and liabilities to each reporting unit based on either specific identification or by using judgment for the remaining assets and liabilities that are not specific to a reporting unit. Goodwill was assigned to the reporting units based on a combination of specific identification and relative fair values.

The Company performed a quantitative assessment for its annual test of the goodwill attributable to its Regulated Natural Gas reporting unit as of July 31, 2021. We estimated the fair value of the reporting unit by weighting results from the market approach and the income approach. Key assumptions in the valuation methodologies for goodwill included growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry.  Based on our analysis, we determined that the fair values of our Regulated Natural Gas reporting unit exceeded its carrying values, indicating none of its goodwill was impaired.

The Company performed a qualitative assessment for its annual test of the goodwill attributable to its Regulated Water and Aqua Resources reporting units as of July 31, 2021, and concluded that it is more likely than not that the fair value of each reporting unit, which has goodwill recorded, exceeded its carrying amount, indicating that none of the Company’s goodwill was impaired.

The following table summarizes the changes in the Company’s goodwill:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2019	$58,981	$-	$4,841	$63,822
Goodwill acquired	2,596	2,261,047	-	2,263,643
Reclassifications to utility plant acquisition adjustment	(2,918)	-	-	(2,918)
Balance at December 31, 2020	58,659	2,261,047	4,841	2,324,547
Goodwill acquired	-	-	-	-
Measurement period purchase price allocation adjustments	-	16,400	-	16,400
Reclassifications to utility plant acquisition adjustment	(132)	-	-	(132)
Balance at December 31, 2021	$58,527	$2,277,447	$4,841	$2,340,815

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

Deferred Charges and Other Assets ─ Deferred charges and other assets consist primarily of assets held to compensate employees in the future who participate in the Company’s deferred compensation plan, prepaid pension and other post-retirement benefit plans assets, and the non-current portion of Peoples’ financing notes receivable, which amounted to $28,576, $25,978, and $65,744 as of December 31, 2021; and, $25,780, $0, and $0 as of December 31, 2020, respectively. The assets of the deferred compensation plan are invested in mutual funds which are carried on the consolidated balance sheet at fair market value, and changes in fair value are included in other expense (income), refer to Note 12 – Fair Value of Financial Instruments for further details. Refer to Note 16 – Pension Plans and Other Post-Retirement Benefit Plans for further information on the prepaid pension and other post-retirement benefit plan assets.

Pursuant to agreements entered into by Peoples in 2019, Peoples committed to design, construct, and operate over a 20-year period, three onsite natural gas fueled energy plants on customer-owned property in the western Pennsylvania area.  Under the provisions of ASC 842, Leases, the Company determined that indicators of control over the assets constructed were not met, as such this failed sale-leaseback transaction was accounted for as a financing arrangement in accordance with ASC Topic 310, Receivables. During the period of construction of the plants, which began in 2020, expenditures incurred by Peoples on the projects were recorded in property, plant and equipment and amounted to $58,380 as of December 31, 2020.  During 2021, when construction was completed and the plants became on-line and began generation activity, the accumulated balances of the projects included in property, plant and equipment of $71,665 was reclassified as a note receivable and included within deferred charges and other assets in the consolidated balance sheet. Amounts becoming due for payment by the customer in the current year are included within prepayments and other current assets in the consolidated balance sheets, which amounted to $2,423 as of December 31, 2021. Interest income is recognized on these financing notes receivable using an imputed interest rate ranging from 3.4% to 4.3% and is recorded as interest income in the consolidated statements of operations and comprehensive income. For the year ended December 31, 2021, interest income on financing note receivable amounted to $1,971.

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

Customers’ Advances for Construction and Contributions in Aid of Construction ─ Utility mains, other utility property or, in some instances, cash advances to reimburse the Company for its costs to construct utility mains or other utility property, are contributed to the Company by customers, real estate developers and builders in order to extend utility service to their properties. The value of these contributions is recorded as customers’ advances for construction. Over time, the amount of non-cash contributed property will vary based on the timing of the contribution of the non-cash property and the volume of non-cash contributed property received in connection with development in our service territories. The Company makes refunds on these advances over a specific period of time based on operating revenues related to the property, or as new customers are connected to and take service from the applicable water main. After all refunds are made, any remaining balance is transferred to contributions in aid of construction for our regulated water business. Contributions in aid of construction include direct non-refundable contributions and the portion of customers' advances for construction that become non-refundable. For our regulated gas business, non-refundable contributions are netted against the cost of the related utility mains or other utility property.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, assets that are measured at fair value using the net asset value (“NAV”) per share practical expedient are not classified in the fair value hierarchy. There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the years ended December 31, 2021 and 2020.

Recent Accounting Pronouncements ─

Pronouncements to be adopted upon the effective date:

In August 2020, the FASB issued updated accounting guidance on accounting for convertible instruments and contracts in an entity’s own equity. The updated guidance reduces the number of accounting models for convertible debt and convertible preferred stock instruments and makes certain disclosure amendments intended to improve the information provided to users. Additionally, the guidance also amends the derivative guidance for the “own stock” scope exception, which exempts qualifying instruments from being accounted for as derivatives if certain criteria are met. Further, the standard changes the way certain convertible instruments are treated when calculating earnings per share. The updated accounting guidance is effective for fiscal years beginning after December 15, 2021 with early adoption permitted beginning in 2021.  The adoption of this standard is not expected to have a material impact to the Company’s financial statements.

In October 2021, the FASB issued accounting guidance on accounting for acquired revenue contracts with customers in a business combination. The guidance specifies for all acquired revenue contracts, regardless of their timing of payment, the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination, as well as how to measure those contract assets and contract liabilities. The updated accounting guidance is effective for fiscal years beginning after December 15, 2022 with early adoption permitted. The Company is evaluating the requirements of the updated guidance to determine the impact of adoption.

Pronouncements adopted during the fiscal year:

In March 2020, the FASB issued accounting guidance that provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (LIBOR). The accounting guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company adopted the guidance in the fourth quarter of 2021 and there was no impact on its Consolidated Financial Statements upon adoption.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company.

Note 2 – Acquisitions

Peoples Gas Acquisition

On March 16, 2020 (the “Closing Date”), the Company completed the acquisition of Peoples Natural Gas (the “Peoples Gas Acquisition”), which expanded the Company’s regulated utility business to include natural gas distribution, serving approximately 750,000 natural gas utility customers in western Pennsylvania, West Virginia, and Kentucky. The Company paid cash consideration of $3,465,344, which was subject to adjustment based upon the terms of the purchase agreement. Purchase price adjustments included the completion of a closing balance sheet, which was provided to the seller, and an adjustment for utility capital expenditures made by the seller during the period between November 1, 2018 and the Closing Date. There was a dispute between the parties regarding this adjustment for utility capital expenditures. In November 2021, the dispute between the parties regarding the adjustment for utility capital expenditures was resolved in accordance with the provisions of the purchase agreement and an inconsequential payment was made between the parties. The purchase price paid by the Company was determined as follows:

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

(a) As reported in the Essential Utilities, Inc. Form 10-K for the period ended December 31, 2020.

The fair value of long-term debt was determined based on prevailing market prices for similar debt issuances as of March 16, 2020, which resulted in an adjustment to increase the carrying amount by $84,569. The fair value adjustment is being amortized over the remaining life of the debt.

Goodwill is attributable to the assembled workforce of Peoples, planned growth in new markets, and planned growth in rate base through continued investment in utility infrastructure. Goodwill recorded for the Peoples Gas Acquisition is not expected to be deductible for tax purposes.

The Company incurred transaction-related expenses for the Peoples Gas Acquisition, which consisted of costs recorded as operations and maintenance expenses in the first quarter of 2020 of $25,397, and in 2019 of $22,891, respectively, primarily representing expenses associated with investment banking fees, including bridge financing, employee related costs, obtaining regulatory approvals, legal expenses, and integration planning. Additionally, for the year to date 2019 period through settlement on April 24, 2019, the change in fair value of interest rate swap agreements of $23,742 represents expense recognized from the mark-to-market adjustment. The interest rate swap agreements were settled on April 24, 2019, which coincided with debt financings to partially fund the Peoples Gas Acquisition. There were no further transaction-related expenses for the Peoples Gas Acquisition after the first quarter of 2020.

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

Water and Wastewater Utility Acquisitions – Pending Completion

In December 2021, the Company entered into a purchase agreement to acquire the water utility assets of the Southern Oaks Water System, which serves approximately 740 customers for $3,300.

In October 2021, the Company entered into a purchase agreement to acquire the wastewater utility assets of the City of Beaver Falls, Pennsylvania which consists of approximately 7,600 customers for $41,250. In July 2021, the Company entered into a purchase agreement to acquire the water utility assets of Shenandoah Borough, Pennsylvania which consists of approximately 2,930 customers for $12,000.  In April 2021, the Company entered into a purchase agreement to acquire certain water or wastewater utility assets of Oak Brook, Illinois which consists of approximately 4,000 customers for $12,500. In January 2021, the Company entered into purchase agreements to acquire, in separate transactions, the wastewater utility system assets of East Whiteland Township, Pennsylvania and Willistown Township, Pennsylvania which consist of approximately 10,500 customers for $72,400. In September 2020, the Company entered into a purchase agreement to acquire the wastewater utility system assets of Lower Makefield Township, Pennsylvania, which consists of approximately 11,000 customers for $53,000.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The purchase price for these pending acquisitions are subject to certain adjustments at closing, and are subject to regulatory approval, including the final determination of the fair value of the rate based acquired. We plan to finance the purchase price of these acquisitions by utilizing our revolving credit facility until permanent debt and common equity are secured. The closing for the wastewater assets of Lower Makefield Township is expected to occur in the first quarter of 2022, and the closings of our acquisitions of East Whiteland Township, Willistown Township, Oak Brook and Shenandoah Borough are expected to occur in the second half of 2022. The closings of our Beaver Falls and Southern Oaks acquisitions are expected to occur late in 2022 or in early 2023.  Closing for our utility acquisitions are subject to the timing of the regulatory approval process.

In September 2019, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consists of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. In May 2020, Delaware County, Pennsylvania filed a lawsuit alleging that DELCORA does not have the legal authority to establish and fund a customer trust with the net proceeds of the transaction. In December 2020, the judge in the Delaware County Court lawsuit issued an order that (1) the County cannot interfere with the purchase agreement between DELCORA and the Company, (2) the County cannot terminate DELCORA prior to the closing of the transaction, and (3) that the establishment of the customer trust was valid. Delaware County appealed this decision to Commonwealth Court of Pennsylvania, where this case is continuing. A three-judge panel heard oral arguments on October 18, 2021; a decision is expected in the next several months. The administrative law judges in the regulatory approval process recommended that the Company’s application be denied, and subsequently, the Company provided exceptions to the recommended decision. On March 25, 2021, the Pennsylvania Public Utility Commission ruled that the case be remanded back to the Office of Administrative Law Judge and vacated the original administrative law judges’ recommended decision. On April 16, 2021, the administrative law judge issued an order staying the proceeding until the Delaware County Court lawsuit is final and unappealable. The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of this acquisition by the issuance of common stock and by utilizing our revolving credit facility until permanent debt is secured. Closing of our acquisition of DELCORA is expected to occur in late 2022 or early 2023, subject to the timing of the regulatory approval process and DELCORA’s above-referenced litigation with Delaware County.

Water and Wastewater Utility Acquisitions - Completed

In August 2021, the Company acquired the water utility system assets of The Commons Water Supply, Inc., which serves 992 customers in Harris County, Texas, and the wastewater utility system assets of the Village of Bourbonnais, which serves approximately 6,500 customers in Kankakee County, Illinois. The total cash purchase prices for these utility systems were $4,000 and $32,100, respectively. The purchase price allocation for these acquisitions consisted primarily of property, plant and equipment. The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for the utility systems acquired in 2021 are $2,462.

In December 2020, the Company acquired the wastewater utility system asset of New Garden Township, Pennsylvania, which serves 1,965 customers. The total cash purchase price for the utility system was $29,944. Further, in June 2020, the Company acquired the wastewater utility system assets of East Norriton Township, Pennsylvania, which serves 4,947 customers. The total cash purchase price for the utility system was $21,000. The purchase price allocation for these acquisitions consisted primarily of property, plant and equipment. Additionally, during 2020, we completed four acquisitions of water and wastewater utility systems for $12,335 in cash in three of the states in which we operate, adding 3,673 customers. The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for the utility systems acquired in 2020 were $8,365 in 2021 and $3,569 in 2020.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

In December 2019, the Company acquired the wastewater utility system assets of Cheltenham Township, Pennsylvania, which serves 9,887 customers for $50,250. The preliminary purchase price allocation for this acquisition consisted primarily of property, plant and equipment of $44,558 and goodwill of $5,692. Additionally, in 2019, the Company completed seven acquisitions of water and wastewater utility systems in three states adding 2,393 customers. The total purchase price of these utility systems consisted of $9,437 in cash. The purchase price allocation for these acquisitions consisted primarily of acquired property, plant and equipment. The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for the utility systems acquired in 2019 were $8,419 in 2021, $8,353 in 2020 and $506 in 2019.

The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

Note 3 –Dispositions

The following dispositions have not been presented as discontinued operations in the Company’s consolidated financial statements as they do not qualify as discontinued operations, since their disposal does not represent a strategic shift that has a major effect on our operations or financial results. Except where noted otherwise, the gains or losses disclosed below are reported in the consolidated statements of operations and comprehensive income as a component of operations and maintenance expense.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 4 – Property, Plant and Equipment

	December 31,
	2021	2020	Approximate Range of Useful Lives	Weighted Average Useful Life

Regulated Water segment:
Utility plant and equipment
Mains and accessories	$4,014,507	$3,800,878	32 - 94 years	76 years
Services, hydrants, treatment plants and reservoirs	2,672,186	2,425,303	5 - 89 years	56 years
Operations structures and water tanks	376,880	352,094	14 - 80 years	48 years
Miscellaneous pumping and purification equipment	1,011,487	976,719	9 - 76 years	42 years
Meters, transportation and other operating equipment	980,208	898,607	5 - 84 years	28 years
Land and other non-depreciable assets	116,888	137,390	-	-
Utility plant and equipment - regulated water segment	9,172,156	8,590,991
Utility construction work in progress	304,373	225,208	-	-
Net utility plant acquisition adjustment	(9,055)	(12,215)	2 - 59 years	28 years
Non-utility plant and equipment	21,098	21,681	17 - 64 years	58 years
Property, Plant and Equipment - Regulated Water segment	9,488,572	8,825,665
Regulated Gas segment:
Natural gas transmission	365,051	362,477	5 - 93 years	67 years
Natural gas storage	60,985	60,846	5 - 85 years	47 years
Natural gas gathering and processing	131,237	126,105	5 - 88 years	59 years
Natural gas distribution	1,874,040	1,540,366	25 - 78 years	63 years
Meters, transportation and other operating equipment	588,716	580,043	5 - 95 years	25 years
Land and other non-depreciable assets	3,872	3,872	-	-
Utility plant and equipment - Regulated Natural Gas segment	3,023,901	2,673,709
Utility construction work-in-progress	97,903	120,645	-	-
Property, plant and equipment-Regulated Natural Gas segment	3,121,804	2,794,354
Total property, plant and equipment	$12,610,376	$11,620,019

Note 5 – Accounts Receivable

	December 31,
	2021	2020
Billed utility revenue	$197,815	$189,280
Other	1,283	5,594
	199,098	194,874
Less allowance for doubtful accounts	58,073	40,099
Net accounts receivable	$141,025	$154,775

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The Company’s utility customers are located principally in the following states: 66% in Pennsylvania, 9% in Ohio, 6% in North Carolina, 5% in Texas, and 5% in Illinois. No single customer accounted for more than one percent of the Company's utility operating revenues during the years ended December 31, 2021, 2020, and 2019. The following table summarizes the changes in the Company’s allowance for doubtful accounts:

	2021	2020	2019
Balance at January 1,	$40,099	$7,353	$6,914
Amounts charged to expense	27,336	32,325	5,306
Accounts written off	(19,731)	(12,613)	(5,980)
Recoveries of accounts written off and other	10,369	13,034	1,113
Balance at December 31,	$58,073	$40,099	$7,353

For Recoveries of accounts written off and other, other represents the opening balance from the Peoples Gas Acquisition of $10,962 in 2020 and additional measurement period adjustments in 2021 of $12,851 before the measurement period ended.

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

	December 31, 2021		December 31, 2020
	Regulatory	Regulatory	Regulatory	Regulatory
	Assets	Liabilities	Assets	Liabilities
Income taxes	$1,219,924	$595,185	$1,098,363	$630,106
Purchased gas costs	13,798	-	585	18,618
Utility plant retirement costs	47,683	56,479	50,225	50,560
Post-retirement benefits	60,640	115,283	108,036	89,953
Accrued vacation	3,760	-	4,056	-
Water tank painting	7,553	-	6,306	978
Fair value adjustment of long-term debt assumed in acquisition	62,722	-	76,019	-
Debt refinancing	19,083	-	14,880	-
Rate case filing expenses and other	14,827	3,054	9,403	2,961
	$1,449,990	$770,001	$1,367,873	$793,176

Items giving rise to deferred state income taxes, as well as a portion of deferred Federal income taxes related to specific differences between tax and book depreciation expense, are recognized in the rate setting process on a cash basis or as a reduction in current income tax expense and will be recovered as they reverse. Amounts include differences that arise between specific utility asset improvement costs capitalized for book and deducted as an expense for tax purposes. Additionally, the recording of AFUDC for equity funds results in the recognition of a regulatory asset for income taxes, which represents amounts due related to the revenue requirement. The regulatory asset / (liability) for income taxes as of December 31, 2021 and 2020 includes an amount of $(111) and $659, respectively, related to Aqua Pennsylvania’s deductions on qualifying utility system repairs.  This regulatory asset/liability is recoverable (or refundable) in future rate filings based on the difference between the amount of the income tax benefits that were incorporated into the Company’s cost of service in its latest rate case as compared to the actual income tax benefits recognized.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

A portion of the regulatory liability for income taxes is related to Aqua Pennsylvania’s income tax accounting change for the tax benefits realized on the Company’s 2012 tax return, which have not yet reduced current income tax expense due to a rate order requiring a ten year amortization period which began in 2013. Beginning in 2013, the Company amortized $38,000, annually, of its deferred income tax benefits, which reduced current income tax expense. In 2019, the amortization of this tax benefit was incorporated into the Company’s cost of service by a rate order issued in May 2019. A portion of the income taxes regulatory liability is also related to Peoples Natural Gas’ income tax accounting change for the tax benefits expected to be realized for the periods prior to adoption on March 16, 2020. The Company recorded a regulatory liability for this catch-up adjustment in the amount of $160,655 in 2020 and it remained on the consolidated balance sheet as of December 31, 2020. In May 2021, the Company received a regulatory order directing the Company to refund the catch-up adjustment to its utility customers over a five-year period, which was initiated by the Company in August 2021.

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

The Company recorded a fair value adjustment for fixed rate, long-term debt assumed in acquisitions that matures in various years ranging from 2022 to 2032. The regulatory asset or liability results from the rate setting process continuing to recognize the historical interest cost of the assumed debt.

The regulatory asset for debt refinancing represents a portion of a make whole payment of $25,237 incurred in 2019 for the Company’s redemption of $313,500 of the Company’s outstanding notes that had maturities ranging from 2019-2037 and interest rates ranging from 3.57-5.83%. The Company deferred a portion of the make whole payment as it represents an amount by which we expect to receive prospective rate recovery.

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

Note 7 – Income Taxes

Income tax benefit for the years ended December 31, is comprised of the following:

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$(5,132)	$(1,831)	$(4,415)
State	4,034	(265)	1,834
	(1,098)	(2,096)	(2,581)
Deferred:
Federal	3,036	(11,527)	(3,906)
State	(11,550)	(6,255)	(6,530)
	(8,514)	(17,782)	(10,436)
Total tax benefit	$(9,612)	$(19,878)	$(13,017)

The statutory Federal tax rate is 21% for 2021, 2020, and 2019. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.99% for all years presented. The Company’s effective income tax rate for 2021, 2020, and 2019 was (2.3)%, (7.5)%, and (6.2)%, respectively. The Company remains subject to examination by federal and state tax authorities for the 2018 through 2021 tax years.

The reasons for the differences between amounts computed by applying the statutory Federal corporate income tax rate to income before income tax expense are as follows:

	Years Ended December 31,
	2021	2020	2019
Computed Federal tax expense at statutory rate	$88,620	$55,644	$44,420
Decrease in Federal tax expense related to an income tax accounting change for qualifying utility asset improvement costs	(76,534)	(53,532)	(48,518)
State income taxes, net of Federal tax benefit	(1,681)	(6,896)	(3,616)
Increase in tax expense for depreciation expense to be recovered in future rates	925	140	347
Stock-based compensation	(611)	(1,484)	(167)
Deduction for Essential Utilities common dividends paid under employee benefit plan	(330)	(315)	(315)
Amortization of deferred investment tax credits	(314)	(319)	(361)
Impact of Federal rate change and amortization of excess deferred income tax	(11,715)	(15,352)	(6,323)
Impact of acquisitions and reorganizations	(4,632)	-	-
Other, net	(3,340)	2,236	1,516
Actual income tax benefit	$(9,612)	$(19,878)	$(13,017)

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

In response to a June 2012 rate order issued by the Pennsylvania Public Utility Commission to Aqua Pennsylvania, the Company changed its tax method of accounting for qualifying utility system repairs, which provides for the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes. The rate order allows for a reduction in current income tax expense as a result of the flow-through recognition of some income tax benefits due to the income tax accounting change. The Company recorded income tax benefits of $48,965, $49,077, and $66,816 during 2021, 2020, and 2019, respectively. In May 2019 the Pennsylvania Public Utility Commission issued a rate order to Aqua Pennsylvania and commencing in 2020 the base rates are designed to include annual tax benefits for qualifying utility system improvement costs equal to $158,865, subject to $3,000 either above or below this target amount. To the extent actual tax benefits are outside this range, tax benefits will either be deferred or accrued, and settled in the next rate filing.

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

The following table provides the changes in the Company’s unrecognized tax benefits:

	2021	2020
Balance at January 1,	$19,194	$18,671
Impact of current year activity on tax provision	1,007	523
Balance at December 31,	$20,201	$19,194

In accordance with the FASB’s accounting guidance for income taxes we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company may be assessed interest and penalties by taxing authorities, which would be recorded as income tax expense. There were no expenses for interest and penalties assessed by taxing authorities for the years ended December 31, 2021, 2020, and 2019. The Company accrued $409 and $24 in interest and penalties relative to their uncertain tax position during the years ended December 31, 2021 and 2020.

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

The unrecognized tax benefits relate to the income tax accounting change, and the tax position is attributable to a temporary difference. The Company does not anticipate material changes to its unrecognized tax benefits within the next year. As a result of the regulatory treatment afforded by the income tax accounting change in Pennsylvania and despite this position being a temporary difference, as of December 31, 2021 and 2020, $34,980 and $33,050, respectively, of these tax benefits would have an impact on the Company’s effective income tax rate in the event the Company does sustain all, or a portion, of its tax position.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table provides the components of net deferred tax liability:

	December 31,
	2021	2020
Deferred tax assets:
Customers' advances for construction	$28,845	$30,155
Costs expensed for book not deducted for tax, principally accrued expenses	28,211	11,441
Post-retirement benefits	5,186	51,914
Tax effect of regulatory liabilities for post-retirement benefits	16,080	-
Tax attribute and credit carryforwards	243,131	206,347
Operating lease liabilities	16,064	17,432
Unrecovered purchased gas costs	-	5,239
Other	7,586	10,979
	345,103	333,507
Less valuation allowance	(36,662)	(34,772)
	308,441	298,735

Deferred tax liabilities:
Utility plant, principally due to depreciation and differences in the basis of fixed assets due to variation in tax and book accounting	1,510,752	1,298,127
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	179,825	205,869
Tax effect of regulatory asset for post-retirement benefits	-	30,441
Utility plant acquisition adjustment basis differences	222	195
Deferred investment tax credit	5,406	5,744
Operating lease right-of-use assets	14,034	16,457
Over-recovered purchased gas costs	4,739	-
	1,714,978	1,556,833

Net deferred tax liability	$1,406,537	$1,258,098

At December 31, 2021, the Company has a cumulative Federal NOL of $507,330. The Company believes the Federal NOLs are more likely than not to be recovered and require no valuation allowance. The Company’s Federal NOLs do not begin to expire until 2032.

At December 31, 2021, the Company has a cumulative state NOL of $1,657,743 a portion of which is offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The state NOLs do not begin to expire until 2023.

At December 31, 2021, the Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $80,150 and $86,251, respectively, which results from the Company’s adoption in 2013 of the FASB’s accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions are $587,480 and $1,743,994 respectively. The Company records its unrecognized tax benefit as a component of its net deferred income tax liability.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

On March 16, 2020, the Company completed the Peoples Gas Acquisition. On March 31, 2020, the Company changed the method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas subsidiary, its largest natural gas subsidiary in Pennsylvania. This change allows a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. Consistent with the Company’s accounting for differences between book and tax expenditures for its Aqua Pennsylvania subsidiary, the Company is utilizing the flow-through method to account for this timing difference. In addition, the Company calculated the income tax benefits for qualifying capital expenditures made prior to March 16, 2020 (“catch-up adjustment”) and has recorded a regulatory liability for $160,655 for these income tax benefits. In August 2020, the Company filed a petition with the Pennsylvania Public Utility Commission proposing treatment of the catch-up adjustment. On March 11, 2021, the Company and the statutory advocates filed a Joint Petition of Settlement (“Settlement”) representing a settlement of the parties, and, on May 6, 2021, it was approved by the Pennsylvania Public Utility Commission. The Settlement stipulates, among other points, that the catch-up adjustment be provided to utility customers over a five-year period, and the Company can continue to use flow-through accounting for the current tax repair benefit until its next base rate case. The five-year customer surcredit for the catch-up adjustment was initiated in August 2021. In addition, the Company contributed $500 to a customer-bill payment assistance program in July 2021 and in December 2021, provided $5,000 in relief to past-due accounts for natural gas customers impacted by the COVID-19 pandemic through a rate credit fulfilling this requirement.

In connection with the completion of the Peoples Gas Acquisition, as the Company identified changes to acquired deferred tax asset or liabilities, including the impact of valuation allowances or liabilities related to uncertain tax positions during the one year measurement period that ended on March 15, 2021, and they were related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes were considered a measurement-period adjustment, and resulted in an adjustment to goodwill. The Company records all other changes to deferred tax assets and liabilities in current-period income tax expense.

On November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs (“IIJ”) Act. The IIJ contained several tax provisions, including the modification of the tax code to exclude from taxable income any contribution in aid of construction. This provision effectively restored the exclusion that existed prior to the enactment of TCJA and would generally apply to contributions made after December 31, 2020. The Company evaluated the tax provisions included in the IIJ, and their impact was incorporated in the calculation of the income tax provision.

Note 8 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes, including the expenses of Peoples for the period since the completion of the acquisition on March 16, 2020:

	Years Ended December 31,
	2021	2020	2019
Property	$33,946	$32,054	$27,735
Gross receipts, excise and franchise	15,777	14,462	13,500
Payroll	21,789	19,053	10,303
Regulatory assessments	6,968	3,130	2,916
Pumping fees	5,761	6,028	5,112
Other	2,400	1,870	389
Total taxes other than income taxes	$86,641	$76,597	$59,955

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 9 – Commitments and Contingencies

Commitments –

The Company maintains agreements with other water purveyors for the purchase of water to supplement its water supply, particularly during periods of peak demand. The agreements stipulate purchases of minimum quantities of water to the year 2029. The estimated annual commitments related to such purchases through 2026 are expected to average $3,322 and the aggregate of the years remaining approximates $331.

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

2022	2023	2024	2025	2026	Thereafter
$3,120	$1,038	$1,055	$1,078	$1,102	$3,261

The Company’s natural gas supply is provided by sources on the interstate pipeline system and from local western Pennsylvania gas well production. The Company has various interstate pipeline service agreements that provide for firm transportation capacity, firm storage capacity, and other services and include capacity reservation charges based upon the maximum daily and annual contract quantities set forth in the agreements. Some of these agreements have minimum volume obligations and are transacted at applicable tariff and negotiated rates to the year 2034. The estimated annual commitments related to such purchases through 2026 are expected to average $257,057 and the aggregate of the years remaining beyond 2026 approximates $1,759,841.

The purchased water, water treatment, and purchased gas expenses under these agreements were as follows:

	Years Ended December 31,
	2021	2020	2019
Purchased water under long-term agreements	$5,867	$5,931	$6,577
Water treatment expense under contractual agreement	1,017	1,006	989
Purchased natural gas under long-term agreements	340,262	165,745	-

Contingencies – The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of December 31, 2021, the aggregate amount of $17,215 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has insurance coverage for certain of these loss contingencies, and as of December 31, 2021, estimates that approximately $2,458 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

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

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $2,470 and $1,535 at December 31, 2021 and 2020 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

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

Note 10 – Leases

The Company leases land, office facilities, office equipment, and vehicles for use in its operations, which are accounted for as operating leases. Leases with a term of 12 months or less are not recorded on the balance sheet; rather, lease expense is recognized over the lease term. Our leases have remaining lives of 1 year to 73 years.

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

During the fourth quarter of 2021, the Company determined that there were impairment indicators that required the Company to review a portion of office space that was not used in operations for impairment.  Accordingly, the Company performed undiscounted cash flow analyses on the related right-of-use asset group and determined that such right-of-use asset was impaired.  This resulted in a non-cash impairment charge of $4,695, representing the excess of the right-of-use asset over its fair value, and is included within operations and maintenance expense in the consolidated statements of operations and comprehensive income. On March 16, 2020, the Company completed the Peoples Gas Acquisition and, upon application of the leasing standard and evaluation of acquired leases, it was determined that the market rental rate for one of its office spaces was lower than the contractual rental rate. Accordingly a fair market value adjustment of $3,375 was recorded against the operating right-of-use assets in the consolidated balance sheets in 2020. The balance of the right-of-use asset group, after adjustments, is being amortized over the remaining life of the lease.

	Years Ended December 31,
	2021	2020	2019
Components of lease expense were as follows:
Operating lease cost	$9,716	$8,496	$2,183

	Years Ended December 31,
	2021	2020
Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,612	$6,324

	December 31,
	2021	2020
Supplemental balance sheet information related to leases was as follows:
Operating leases:
Operating lease right-of-use assets	$48,930	$60,334

Other accrued liabilities	$7,841	$7,666
Operating lease liabilities	48,230	55,642
Total operating lease liabilities	$56,071	$63,308

	December 31,
	2021	2020
Weighted average remaining lease term:
Operating leases	10 years	11 years

Weighted average discount rate:
Operating leases	3.62%	3.62%

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Maturities of operating lease liabilities and a reconciliation of the operating lease liabilities reported on our consolidated balance sheets as of December 31, 2021 are as follows:

Operating Leases
2022	$9,732
2023	9,294
2024	9,009
2025	9,028
2026	6,666
Thereafter	27,520
Total operating lease payments	$71,249

Total operating lease payments	$71,249
Less operating lease liabilities	56,071
Present value adjustment	$15,178

Note 11 – Long-term Debt and Loans Payable

Long-term Debt – The consolidated statements of capitalization provide a summary of long-term debt as of December 31, 2021 and 2020. The supplemental indentures with respect to specific issues of the first mortgage bonds restrict the ability of Aqua Pennsylvania and other operating subsidiaries of the Company to declare dividends, in cash or property, or repurchase or otherwise acquire the stock of these companies. Loan agreements for Aqua Pennsylvania and other operating subsidiaries of the Company have restrictions on minimum net assets.  As of December 31, 2021, restrictions on the net assets of the Company were $3,926,205 of the total $5,184,450 in net assets.  Included in this amount were restrictions on Aqua Pennsylvania’s net assets of $1,523,351 of their total net assets of $2,158,273. As of December 31, 2021, $1,929,339 of Aqua Pennsylvania’s retained earnings of $1,949,339 and $244,809 of the retained earnings of $397,547 of other subsidiaries were free of these restrictions. Some supplemental indentures also prohibit Aqua Pennsylvania and some other subsidiaries of the Company from making loans to, or purchasing the stock of, the Company.

Sinking fund payments are required by the terms of specific issues of long-term debt. Excluding amounts due under the Company’s revolving credit agreement, the future sinking fund payments and debt maturities of the Company’s long-term debt are as follows:

Interest Rate Range	2022	2023	2024	2025	2026	Thereafter
0.00% to 0.99%	$466	$463	$256	$195	$182	$779
1.00% to 1.99%	947	827	755	766	776	5,270
2.00% to 2.99%	101,964	2,870	1,619	1,427	1,305	1,103,566
3.00% to 3.99%	23,103	32,731	53,578	783	751	2,393,807
4.00% to 4.99%	1,644	157,518	1,658	124,592	1,562	1,499,050
5.00% to 5.99%	1,696	11,872	10,611	636	104	31,200
6.00% to 6.99%	1,364	111	-	-	5,000	26,000
7.00% to 7.99%	332	17	-	23,000	-	5,631
8.00% to 8.99%	630	853	841	449	-	-
9.00% to 9.99%	-	-	-	-	11,800	-
Total	$132,146	$207,262	$69,318	$151,848	$21,480	$5,065,303

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

On April 15, 2021, the Company’s operating subsidiary, Aqua Ohio, Inc., issued $100,000 of first mortgage bonds, of which $50,000 is due in 2031 and $50,000 is due in 2051, with interest rates of 2.37% and 3.35%, respectively. The proceeds from these bonds were used for general corporate purposes and to repay existing indebtedness. Further, on April 19, 2021, the Company issued $400,000 of long-term debt, with expenses of $4,010, which is due in 2031 with an interest rate of 2.40%. The Company used the proceeds from this issuance to repay $50,000 of borrowings under the Aqua Pennsylvania revolving credit facility, and the balance was used to repay in full the borrowings under its existing five year unsecured revolving credit agreement.

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

The Company completed the Peoples Gas Acquisition on March 16, 2020, which resulted in the assumption of $1,101,091 of indebtedness, which included $920,091 of senior notes and $181,000 of short-term debt. The senior notes have maturities ranging from 2020 to 2032 and interest rates that range from 2.90% to 6.42%. The short-term debt assumed at closing was repaid with the proceeds from the Company’s April 2020 long-term debt issuance noted above.

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

The weighted average cost of long-term debt at December 31, 2021 and 2020 was 3.49% and 3.56%, respectively.  The weighted average cost of fixed rate long-term debt at December 31, 2021 and 2020 was 3.61% and 3.73%, respectively.

As of December 31, 2021, the Company has an amended $1,000,000 five year unsecured revolving credit facility, which expires in December 2023. The Company’s unsecured revolving credit facility is used for other general corporate purposes. The facility includes a $50,000 sublimit for daily demand loans. Funds borrowed under this facility are classified as long-term debt and are used to provide working capital as well as support for letters of credit for insurance policies and other financing arrangements. As of December 31, 2021, the Company has the following sublimits and available capacity under the credit facility: $50,000 letter of credit sublimit, $29,078 of letters of credit available capacity, and $300,000 of funds borrowed under the agreement. Interest under this facility is based at the Company’s option, on the prime rate, an adjusted Euro-Rate, an adjusted federal funds rate or at rates offered by the banks. A facility fee is charged on the total commitment amount of the agreement. Under these facilities the average cost of borrowings was 1.31% and 1.62%, and the average borrowing was $174,026 and $221,230, during 2021 and 2020, respectively.

The Company is obligated to comply with covenants under some of its loan and debt agreements. These covenants contain a number of restrictive financial covenants, which among other things limit, subject to specific exceptions, the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. During 2021, the Company was in compliance with its debt covenants under its loan and debt agreements. Failure to comply with the Company’s debt covenants could result in an event of default, which could result in the Company being required to repay or finance its borrowings before their due date, possibly limiting the Company’s future borrowings, and increasing its borrowing costs.

Loans Payable – In November 2021, Aqua Pennsylvania renewed its $100,000 364-day unsecured revolving credit facility with four banks. The funds borrowed under this agreement are classified as loans payable and used to provide working capital. As of December 31, 2021 and 2020, funds borrowed under the agreement were $35,000 and $49,198, respectively. Prior to November 2021, interest under this facility was based, at the borrower’s option, on the prime rate, an adjusted federal funds rate, an adjusted London Interbank Offered Rate corresponding to the interest period selected, an adjusted Euro-Rate corresponding to the interest period selected or at rates offered by the banks. Effective November 2021, interest under this facility is based, at the borrower’s option, on the prime rate, an adjusted overnight bank funding rate, or an adjusted Bloomberg Short-Term Bank Yield Index (BSBY) floating rate. This agreement restricts short-term borrowings of Aqua Pennsylvania. A commitment fee of 0.05% is charged on the total commitment amount of Aqua Pennsylvania’s revolving credit agreement. The average cost of borrowing under the facility was 0.78% and 1.12%, and the average borrowing was $40,312 and $37,166 , during 2021 and 2020, respectively. The maximum amount outstanding at the end of any one month was $70,000 and $54,669 in 2021 and 2020, respectively.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

In November 2021, Peoples Natural Gas Companies renewed its $100,000 364-day secured revolving credit facility with two banks. As of December 31, 2021 and 2020, funds borrowed under the agreement were $30,000 and $29,000, respectively. The funds borrowed under this agreement are classified as loans payable and used to provide working capital. Prior to November 2021, interest under this facility was based, at the borrower’s option, on the prime rate, an adjusted federal funds rate, an adjusted London Interbank Offered Rate corresponding to the interest period selected or at rates offered by the banks. Beginning November 2021, interest under this facility is based, at the borrower’ option, at the prime rate, an adjusted overnight bank funding rate, or an adjusted BSBY floating rate. A commitment fee of 0.05% is charged on the total commitment amount of Peoples’ revolving credit agreement. The average cost of borrowing under the facility was 1.02% and 0.96%, and the average borrowing was $23,750 and $2,417, during 2021 and 2020, respectively. The maximum amount outstanding at the end of any one month was $30,000 and $29,000 in 2021 and 2020, respectively.

At December 31, 2021 and 2020, the Company had other combined short-term lines of credit of $35,500. Funds borrowed under these lines are classified as loans payable and are used to provide working capital. As of December 31, 2021 and 2020, funds borrowed under the short-term lines of credit were $0. The average borrowing under the lines was $0 and $2,500 during 2021 and 2020, respectively. The maximum amount outstanding at the end of any one month was $0 and $7,500 in 2021 and 2020, respectively. Interest under the lines is based at the Company’s option, depending on the line, on the prime rate, an adjusted Euro-Rate, an adjusted federal funds rate or at rates offered by the banks. The average cost of borrowings under all lines during 2021 and 2020 was 0% and 1.11%, respectively.

Interest Income and Expense– Interest income of $2,384, $5,363, and $25,406 was recognized for the years ended December 31, 2021, 2020, and 2019, respectively. Interest expense was $207,709, $188,435, and $125,383 in 2021, 2020, and 2019, including amounts capitalized for borrowed funds of $4,510, $4,434, and $4,231, respectively.

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

The following table provides a summary of the amounts recognized in earnings for our interest rate swap agreements:

		Amount of Loss Recognized in Income on Derivatives
		Years Ended December 31,
	Location of Loss Recognized	2021	2020	2019
Derivatives not designated as hedging instrument:
Interest rate swaps	Other expense	$-	$-	$(23,742)

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

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of December 31, 2021 and 2020, the carrying amount of the Company’s loans payable was $65,000 and $78,198, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents is determined based on Level 1 methods and assumptions. As of December 31, 2021 and 2020, the carrying amounts of the Company's cash and cash equivalents were $10,567 and $4,827, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of December 31, 2021 and 2020, the carrying amount of these securities was $28,576 and $25,780, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

Unrealized gains and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Years ended December 31,
	2021	2020	2019
Net gain recognized during the period on equity securities	$607	$492	$293
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-	-
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$607	$492	$293

The net gain (loss) recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	December 31,
	2021	2020
Carrying amount	$5,947,357	$5,630,243
Estimated fair value	6,482,499	6,366,030

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing level 2 methods and assumptions. The Company’s customers’ advances for construction have a carrying value of $103,619 and $99,014 at December 31, 2021 and 2020, respectively. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels and future rates. Portions of these non-interest bearing instruments are payable annually through 2031 and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 13 – Stockholders’ Equity

At December 31, 2021, the Company had 600,000,000 shares of common stock authorized; par value $0.50. Shares outstanding and treasury shares held were as follows:

	December 31,
	2021	2020	2019
Shares outstanding	252,867,623	245,390,468	220,758,719
Treasury shares	3,234,765	3,180,887	3,112,565

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

Each Unit consists of a prepaid stock purchase contract and an amortizing note due April 30, 2022, each issued by the Company. Unless earlier settled or redeemed, each stock purchase contract will automatically settle on April 30, 2022 (subject to postponement in limited circumstances) for between 1.1790 and 1.4442 shares of the Company’s common stock, subject to adjustment, based upon the applicable market value of the common stock, as described in the final prospectus supplement relating to the Units. As of December 31, 2021, 6,196,766 stock purchase contracts have been early settled by the holders of the contracts, resulting in the issuance of 7,310,004 shares of the Company’s common stock. As of December 31, 2021, the balance of stock purchase contracts is 7,603,234. The amortizing notes have an initial principal amount of $8.62909, or $119,081 in aggregate, and bear interest at a rate of 3.00% per year, and pay equal quarterly cash installments of $0.75000 per amortizing note (except for the July 30, 2019 installment payment, which was $0.80833 per amortizing note), that will constitute a payment of interest and a partial repayment of principal, and which cash payment in the aggregate will be equivalent to 6.00% per year with respect to each $50 stated amount of the Units. The amortizing notes represent unsecured senior obligations of the Company.

The issuance of the common stock and the Units (including the component stock purchase contracts and amortizing notes) were separate public issuances made by means of separate prospectus supplements pursuant to the Company’s universal “pay as you go” shelf registration statement, which allows for the potential future offer and sale by us, from time to time, in one or more public offerings, of an indeterminate amount of the Company’s common stock, preferred stock, debt securities, and other securities specified therein at indeterminate prices.

The Company recorded the issuance of the purchase contract portion of the Units as additional paid-in-capital of $570,919, less allocable issuance costs of $13,530, in our financial statements. The Company recorded the amortizing notes portion of the Units of $119,081 as long-term debt and recorded allocable issuance costs of $2,828 as debt issuance costs.

At December 31, 2021, the Company had 1,770,819 shares of authorized but unissued Series Preferred Stock, $1.00 par value.

In April 2021, the Company filed a universal shelf registration, through a filing with the Securities and Exchange Commission (“SEC”), to allow for the potential future offer and sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities and other securities specified therein at indeterminate prices.

The Company has an acquisition shelf registration statement on file with the SEC which permits the offering, from time to time, of an aggregate of $500,000 in shares of common stock and shares of preferred stock in connection with acquisitions. The balance remaining available for use under the acquisition shelf registration as of December 31, 2021 is $487,155.

The form and terms of any securities issued under the universal shelf registration statement and the acquisition shelf registration statement will be determined at the time of issuance.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“Plan”) that allows reinvested dividends to be used to purchase shares of common stock at a five percent discount from the current market value. Under the direct stock purchase program, shares are issued throughout the year. The shares issued under the Plan are either shares purchased by the Company’s transfer agent in the open-market or original issue shares. In 2021, and 2020, the Company sold 374,824 and 388,978 original issue shares of common stock through the dividend reinvestment portion of the Plan, for net proceeds of $16,799 and $16,522, respectively. In 2019, 183,731 shares of the Company were purchased under the dividend reinvestment portion of the Plan by the Company’s transfer agent in the open-market for $7,777.

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

	Years ended December 31,
	2021	2020	2019
Average common shares outstanding during the period for basic computation	257,487	249,768	215,550
Effect of dilutive securities:
Forward equity sale agreement	189	-	-
Issuance of common stock from private placement	-	4,438	-
Tangible equity units	-	-	-
Employee stock-based compensation	504	423	381
Average common shares outstanding during the period for diluted computation	258,180	254,629	215,931

For the year ended December 31, 2020, the average common shares outstanding during the period for diluted computation reflects the impact of the issuance of common stock from the March 16, 2020 private placement as if the shares were issued on January 1, 2020.

For the years ended December 31, 2021, 2020 and 2019, all of the Company’s employee stock options were included in the calculation of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

For the years ended December 31, 2021, 2020, and 2019, the average common shares outstanding during the period for basic computation includes the weighted-average impact of 9,041,687, 9,370,646 and 10,533,133 shares, respectively, based on the minimum number of shares of 8,963,964, 9,091,179 and 11,425,345, respectively, to be issued in April 2022 upon settlement of the stock purchase contracts issued in April 2019 under the tangible equity units.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Equity per common share was $20.50 and $19.09 at December 31, 2021 and 2020, respectively. These amounts were computed by dividing Essential Utilities stockholders’ equity by the number of shares of common stock outstanding at the end of each year.

Note 15 – Employee Stock and Incentive Plan

Under the Company’s Amended and Restated Equity Compensation Plan, (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock award, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of common stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At December 31, 2021, 2,099,761 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

Performance Share Units – During 2021 and 2020, the Company granted performance share units. A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three year performance period specified in the grant, subject to exceptions through the respective vesting periods, which is generally three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals.

The Company did not grant PSUs for the year ended December 31, 2019. The performance goals of the 2021 and 2020 PSU grants consisted of the following metrics:

Performance Grant
2021 and 2020
Metric 1 – Company’s total shareholder return (“TSR”) compared to the TSR for a specific peer group of investor-owned utilities (a market-based condition)	38.46%
Metric 2 – Achievement of a targeted cumulative level of rate base growth as a result of acquisitions (a performance-based condition)	30.77%
Metric 3 – Achievement of targets for maintaining consolidated operations and maintenance expenses over the three year measurement period (a performance-based condition)	30.77%

The following table provides the compensation expense and income tax benefit for PSUs:

	Years ended December 31,
	2021	2020	2019
Stock-based compensation within operations and maintenance expense	$7,150	$3,630	$2,741
Income tax benefit	2,038	957	767

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table summarizes nonvested PSU transactions for the year ended December 31, 2021:

	Number of Share Units	Weighted Average Fair Value
Nonvested share units at beginning of period	283,007	$34.57
Granted	151,711	43.18
Performance criteria adjustment	70,783	49.41
Forfeited	(8,789)	46.34
Share units issued	(141,328)	31.36
Nonvested share units at end of period	355,384	42.19

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

	Years ended December 31,
	2021	2020	2019
Expected term (years)	3.0	3.0	-
Risk-free interest rate	0.24%	0.66%	-
Expected volatility	32.1%	24.2%	-
Weighted average fair value of PSUs granted	$43.18	$55.25	$-
Intrinsic value of vested PSUs	$6,050	$9,030	$3,181
Fair value of vested PSUs	$5,321	$5,215	$2,569

As of December 31, 2021, $9,295 of unrecognized compensation costs related to PSUs is expected to be recognized over a weighted average period of approximately 1.77 years. The aggregate intrinsic value of PSUs as of December 31, 2021 was $13,270. The aggregate intrinsic value of PSUs is based on the number of nonvested share units and the market value of the Company’s common stock as of the period end date.

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

	Years ended December 31,
	2021	2020	2019
Stock-based compensation within operations and maintenance expense	$3,360	$2,180	$1,650
Income tax benefit	953	585	466

The following table summarizes nonvested RSU transactions for the year ended December 31, 2021:

	Number of Stock Units	Weighted Average Fair Value
Nonvested stock units at beginning of period	163,906	$40.80
Granted	85,626	44.44
Stock units vested and issued	(50,406)	35.45
Forfeited	(5,439)	43.38
Nonvested stock units at end of period	193,687	43.76

The following table summarizes the value of RSUs:

	Years ended December 31,
	2021	2020	2019
Weighted average fair value of RSUs granted	$44.44	$49.19	$36.25
Intrinsic value of vested RSUs	2,108	2,130	1,456
Fair value of vested RSUs	1,726	1,203	1,341

As of December 31, 2021, $3,851 of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of approximately 1.79 years. The aggregate intrinsic value of RSUs as of December 31, 2021 was $10,399. The aggregate intrinsic value of RSUs is based on the number of nonvested stock units and the market value of the Company’s common stock as of the period end date.

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

The Company did not grant stock options for the years ended December 31, 2021 and 2020.

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

	Years ended December 31,
	2021	2020	2019
Stock-based compensation within operations and maintenance expenses	$480	$1,322	$2,280
Income tax benefit	136	374	643

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

Year ended December 31,
2019
Expected term (years)	5.47
Risk-free interest rate	2.53%
Expected volatility	17.7%
Dividend yield	2.44%
Grant date fair value per option	$ 5.25

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table summarizes stock option transactions for the year ended December 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding, beginning of year	947,680	$35.22
Granted	-	-
Forfeited	(10,478)	35.92
Expired / Cancelled	(1,413)	34.54
Exercised	(122,297)	34.11
Outstanding at end of year	813,492	$35.37	6.9	$14,899

Exercisable at end of year	584,652	$35.15	6.8	$10,842

The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the closing market price of stock on the date of grant. The following table summarizes the intrinsic value of stock options exercised and the fair value of stock options which vested:

	Years ended December 31,
	2021	2020	2019
Intrinsic value of options exercised	$1,709	$1,849	$2,552
Fair value of options vested	1,485	1,673	422

The following table summarizes information about the options outstanding and options exercisable as of December 31, 2021:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of prices:
$30.00 - 33.99	59,159	5.2	$30.50	58,962	$30.49
$34.00 - 34.99	97,500	6.2	34.51	97,500	34.51
$35.00 - 35.99	654,374	7.2	35.93	428,190	35.93
$36.00 and above	2,459	7.2	37.80	-	-
	813,492	6.9	$35.37	584,652	$35.15

As of December 31, 2021, there was $63 of total unrecognized compensation costs related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of approximately 0.16 years.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Restricted Stock – Restricted stock awards provide the grantee with the rights of a shareholder, including the right to receive dividends and to vote such shares, but not the right to sell or otherwise transfer the shares during the restriction period. Restricted stock awards result in compensation expense that is equal to the fair market value of the stock on the date of the grant and is amortized ratably over the restriction period. The Company expects forfeitures of restricted stock to be de minimis. The Company did not grant restricted stock for the year ended December 31, 2019.

The following table provides the compensation cost and income tax benefit for stock-based compensation related to restricted stock:

	Year ended December 31,
	2021	2020	2019
Stock-based compensation within operations and maintenance expense	$130	$333	$-
Income tax benefit	37	96	-

The following table summarizes restricted stock transactions for the year ended December 31, 2021:

	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of period	13,228	$34.02
Granted	1,068	46.83
Vested	(13,228)	34.02
Nonvested shares at end of period	1,068	$46.83

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

	Years ended December 31,
	2021	2020	2019
Stock-based compensation within operations and maintenance expense	$700	$695	$698
Income tax benefit	202	201	202

The following table summarizes the value of stock awards:

	Years ended December 31,
	2021	2020	2019
Intrinsic and fair value of stock awards vested	$700	$695	$698
Weighted average fair value of stock awards granted	47.46	41.97	41.75

The following table summarizes stock award transactions for year ended December 31, 2021:

	Number of Stock Awards	Weighted Average Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	14,749	47.46
Vested	(14,749)	47.46
Nonvested stock awards at end of period	-	-

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

On March 16, 2020, the Company completed the Peoples Gas Acquisition and assumed the pension and other postretirement benefit plans for its employees. On April 1, 2020, the Company merged the pension plans acquired in the Peoples Gas Acquisition into the Company’s Pension Plan.

Effective July 1, 2015, the Company added a permanent lump sum option to the form of benefit payments offered to participants of the qualified defined benefit pension plan upon retirement or termination. The plan paid $11,069 and $10,889 to participants who elected this option during 2021 and 2020, respectively.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

	Pension Benefits	Other Post-retirement Benefits
Years:
2022	$31,670	$5,514
2023	32,165	5,703
2024	31,666	5,644
2025	32,154	5,786
2026	31,513	5,961
2027-2031	149,483	31,739

The changes in the benefit obligation and fair value of plan assets, the funded status of the plans and the assumptions used in the measurement of the company’s benefit obligation are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at January 1,	$486,219	$310,381	$125,375	$79,542
Service cost	3,503	3,775	2,793	2,276
Interest cost	13,018	13,710	3,358	3,687
Actuarial (gain) loss	(17,378)	37,632	(12,001)	5,181
Plan participants' contributions	-	-	36	795
Benefits paid	(32,415)	(28,150)	(4,910)	(6,287)
Acquisitions	-	148,871		40,181
Benefit obligation at December 31,	452,947	486,219	114,651	125,375

Change in plan assets:
Fair value of plan assets at January 1,	426,801	266,461	98,995	54,011
Actual return on plan assets	23,901	54,732	12,484	11,910
Employer contributions	14,834	16,274	598	5,034
Participants' contributions	-	-	36	795
Benefits paid	(32,415)	(28,150)	(4,805)	(6,199)
Acquisitions	-	117,484	-	33,444
Fair value of plan assets at December 31,	433,121	426,801	107,308	98,995

Funded status of plan:
Net liability recognized at December 31,	$19,826	$59,418	$7,343	$26,380

The following table provides the net liability recognized on the consolidated balance sheets at December 31,:

	Pension Benefits		Other Post-retirement Benefits
	2021	2020	2021	2020
Non-current asset	$2,474	$-	$23,504	$11,446
Current liability	(1,144)	(551)	(1,777)	(895)
Noncurrent liability	(21,156)	(58,867)	(29,070)	(36,931)
Net liability recognized	$(19,826)	$(59,418)	$(7,343)	$(26,380)

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table provides selected information about plans with accumulated benefit obligation and projected benefit obligation in excess of plan assets:

	December 31, 2021			December 31, 2020
	Pension Benefits	Other Post-retirement Benefits		Pension Benefits	Other Post-retirement Benefits
Selected information for plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$23,601	$	N/A	$486,219	$	N/A
Fair value of plan assets	-		N/A	426,801		N/A

Selected information for plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$17,129		$42,463	$458,658		$96,342
Fair value of plan assets	-		11,616	426,801		63,567

The following table provides the components of net periodic benefit costs for the years ended December 31,:

	Pension Benefits			Other Post-retirement Benefits
	2021	2020	2019	2021	2020	2019
Service cost	$3,503	$3,775	$2,718	$2,793	$2,276	$819
Interest cost	13,018	13,710	11,817	3,358	3,687	2,999
Expected return on plan assets	(23,165)	(21,249)	(15,272)	(4,155)	(4,079)	(2,482)
Amortization of prior service cost (credit)	559	591	620	(432)	(464)	(464)
Amortization of actuarial loss	2,907	7,967	7,927	219	622	664
Net periodic benefit cost (credit)	$(3,178)	$4,794	$7,810	$1,783	$2,042	$1,536

The Company records the underfunded/overfunded status of its pension and other post-retirement benefit plans on its consolidated balance sheets and records a regulatory asset/liability for these costs that would otherwise be charged to stockholders’ equity, as the Company anticipates recoverability of the costs through customer rates to be probable. Changes in the plans’ funded status will affect the assets and liabilities recorded on the balance sheet. Due to the Company’s regulatory treatment, the recognition of the funded status is recorded as a regulatory asset pursuant to the FASB’s accounting guidance for regulated operations.

The following table provides the amounts recognized in regulatory assets and regulatory liabilities that have not been recognized as components of net periodic benefit cost as of December 31:

	Pension Benefits		Other Post-retirement Benefits
	2021	2020	2021	2020
Net actuarial loss (gain)	$64,247	$83,967	$(16,323)	$7,224
Prior service cost (credit)	965	1,524	-	(432)
Total recognized in regulatory assets (liabilities)	$65,212	$85,491	$(16,323)	$6,792

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

The significant assumptions related to the Company’s benefit obligations are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2021	2020	2021	2020
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31,
Discount rate	2.91%	2.57%	2.96%	2.68%
Rate of compensation increase	3.0-4.0%	3.0-4.0%	n/a	n/a

Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations as of December 31,
Health care cost trend rate	n/a	n/a	6.25%	6.25%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	n/a	n/a	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2027	2025

n/a – Assumption is not applicable.

The significant assumptions related to the Company’s net periodic benefit costs are as follows:

	Pension Benefits			Other Post-retirement Benefits
	2021	2020	2019	2021	2020	2019
Weighted Average Assumptions Used to Determine Net Periodic Benefit Costs for Years Ended December 31,
Discount rate	2.57%	3.35%	4.30%	2.68%	3.42%	4.34%
Expected return on plan assets	5.60%	6.00%	6.50%	5.60%	6.00%	4.1-6.5%
Rate of compensation increase	3.0-4.0%	3.0-4.0%	3.0-4.0%	n/a	n/a	n/a

Assumed Health Care Cost Trend Rates Used to Determine Net Periodic Benefit Costs for Years Ended December 31,
Health care cost trend rate	n/a	n/a	n/a	6.3%	6.3%	6.6%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2025	2025	2023

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The Company’s expected return on plan assets is determined by evaluating the asset class return expectations with its advisors as well as actual, long-term, historical results of our asset returns. The Company’s market related value of plan assets is equal to the fair value of the plan’s assets as of the last day of its fiscal year, and is a determinant for the expected return on plan assets which is a component of post-retirement benefits expense. The Company’s pension expense increases as the expected return on plan assets decreases. For 2021, the Company used a 5.6% expected return on plan assets assumption. The Company believes its actual long-term asset allocation on average will approximate the targeted allocation. The Company’s investment strategy is to earn a reasonable rate of return while maintaining risk at acceptable levels. Risk is managed through fixed income investments to manage interest rate exposures that impact the valuation of liabilities and through the diversification of investments across and within various asset categories. Investment returns are compared to a total plan benchmark constructed by applying the plan’s asset allocation target weightings to passive index returns representative of the respective asset classes in which the plan invests. The Retirement and Employee Benefits Committee meets quarterly to review plan investments and management monitors investment performance quarterly through a performance report prepared by an external consulting firm.

The Company’s pension plan asset allocation and the target allocation by asset class are as follows:

		Percentage of Plan Assets at December 31,
	Target Allocation	2021	2020
Return seeking assets	50 to 70%	53%	54%
Liability hedging assets	30 to 50%	47%	46%
Total	100%	100%	100%

The fair value of the Company’s pension plans’ assets at December 31, 2021 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Common stock	$20,290	$-	$-	$-	$20,290
Return seeking assets:
Global equities	-	-	-	134,394	134,394
Hedge / diversifying strategies	-	-	-	39,163	39,163
Credit	-	-	-	56,191	56,191
Liability hedging assets	-	-	-	177,574	177,574
Cash and cash equivalents	5,509	-	-	-	5,509
Total pension assets	$25,799	$-	$-	$407,322	$433,121

(a)Assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

The fair value of the Company’s pension plans’ assets at December 31, 2020 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Common stock	$17,620	$-	$-	$-	$17,620
Return seeking assets:
Global equities	-	-	-	120,220	120,220
Hedge / diversifying strategies	-	-	-	38,417	38,417
Credit	-	-	-	53,378	53,378
Liability hedging assets	-	-	-	140,891	140,891
Cash and cash equivalents	56,275	-	-	-	56,275
Total pension assets	$73,895	$-	$-	$352,906	$426,801

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Equity securities include our common stock in the amounts of $20,290 or 4.7% and $17,620 or 4.1% of total pension plans’ assets as of December 31, 2021 and 2020, respectively.

The asset allocation for the Company’s other post-retirement benefit plans and the target allocation by asset class are as follows:

		Percentage of Plan Assets at December 31,
	Target Allocation	2021	2020
Return seeking assets	50 to 70%	68%	64%
Liability hedging assets	30 to 50%	32%	36%
Total	100%	100%	100%

The fair value of the Company’s other post-retirement benefit plans’ assets at December 31, 2021 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Return seeking assets:
Global equities	$36,753	$-	$-	$22,544	$59,297
Real estate securities	9,609	-	-	4,391	14,000
Liability hedging assets	17,241	-	-	12,364	29,605
Cash and cash equivalents	4,406	-	-		4,406
Total other post-retirement assets	$68,009	$-	$-	$39,299	$107,308

(a)Assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

The fair value of the Company’s other post-retirement benefit plans’ assets at December 31, 2020 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Return seeking assets:
Global equities	$31,984	$-	$-	$20,673	$52,657
Real estate securities	6,761	-	-	3,453	10,214
Liability hedging assets	17,021	-	-	11,605	28,626
Cash and cash equivalents	7,498	-	-	-	7,498
Total other post-retirement assets	$63,264	$-	$-	$35,731	$98,995

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

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements. In accordance with funding rules and the Company’s funding policy, during 2022 our pension contribution is expected to be $20,390.

The Company has a 401(k) savings plan, which is a defined contribution plan and covers substantially all employees. The Company makes matching contributions that are based on a percentage of an employee’s contribution, subject to specific limitations, as well as, non-discretionary contributions based on eligible hourly wages for certain union employees, discretionary year-end contributions based on an employee’s eligible compensation, and employer profit sharing contributions. Participants may diversify their Company matching account balances into other investments offered under the 401(k) savings plan. The Company’s contributions, which are recorded as compensation expense, were $19,569, $15,445, and $6,259, for the years ended December 31, 2021, 2020, and 2019, respectively.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 17 –Rate Activity

On August 20, 2021, Aqua Pennsylvania, filed an application with the Pennsylvania Public Utility Commission designed to increase water and wastewater rates by $97,685 or 17.9% on an annual basis. The Company anticipates a final order to be issued by May 2022.

In May 2019, the Pennsylvania Public Utility Commission granted Aqua Pennsylvania a water and wastewater increase designed to increase total operating revenues by $47,000 on an annual basis, and new rates went into effect on May 24, 2019. The rates in effect at the time of the filing also included $29,493 in Distribution System Improvement Charges (“DSIC”), which was 7.5% above prior base rates. Consequently, the aggregate base rates increased by $76,493 since the last base rate increase and the DSIC was reset to zero. Revenues from this rate increase realized in the year of grant were approximately $28,396. Additionally, in the May 2019 Aqua Pennsylvania rate order, base rates were designed with $158,865 of tax benefits to be flowed-through to income for qualifying utility asset improvement costs, subject to $3,000 either above or below this target amount. To the extent actual tax benefits are outside this range, tax benefits will either be deferred or accrued, and settled in the next rate filing.

On October 26, 2020, the Company’s water and wastewater utility operating divisions in North Carolina received an order from the North Carolina Utilities Commission resulting in an increase of $3,426 in annual revenue, and new rates went into effect on October 26, 2020.

In May 2019, the Company’s operating subsidiary in New Jersey received an order from the New Jersey Board of Public Utilities, resulting in an increase of $5,000 in annual revenues, and new rates went into effect on June 1, 2019. Revenues from this rate increase realized in the year of grant were approximately $2,917.

In addition to the Pennsylvania, North Carolina, and New Jersey rate awards noted above, the Company’s operating subsidiaries were allowed annualized rate increases of $3,390 in 2021, $4,480 in 2020, and $974 in 2019, represented by six, five, and two rate decisions, respectively. Revenues from these rate increases realized in the year of grant were approximately $2,995, $1,594, and $974 in 2021, 2020, and 2019, respectively. On January 3, 2022, the Company’s natural gas operating division in Kentucky received an order from the Kentucky Public Service Commission resulting in an increase of $5,238 in annual revenues, and new rates went into effect on January 4, 2022.

Rate cases are also underway for certain of our water and wastewater utility operating divisions in Ohio.

Eight states in which the Company operates permit water and wastewater utilities to add a surcharge to their water or wastewater bills to offset the additional depreciation and capital costs related to infrastructure system replacement and rehabilitation projects completed and placed into service between base rate filings. Additionally, Pennsylvania and Kentucky allow for the use of an infrastructure rehabilitation surcharge for natural gas utility systems. The surcharge for infrastructure system replacements and rehabilitations is typically adjusted periodically based on additional qualified capital expenditures completed or anticipated in a future period, is capped as a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. The surcharge for infrastructure system replacements and rehabilitations provided revenues in 2021, 2020, and 2019 of $33,771, $13,039, and $16,007, respectively.

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

The following table presents information about the Company’s reportable segments, including the operating results and capital expenditures of the Regulated Natural Gas segment for the period since the completion of the Peoples Gas Acquisition on March 16, 2020:

2021	Regulated Water	Regulated Natural Gas	Other and Eliminations	Consolidated
Operating revenues	$980,203	$859,902	$38,039	$1,878,144
Operations and maintenance expense	332,598	226,194	(8,212)	550,580
Purchased gas	-	313,390	26,872	340,262
Depreciation and amortization	182,074	113,238	2,640	297,952
Taxes other than income taxes	63,264	20,801	2,576	86,641
Operating income	402,267	186,279	14,163	602,709
Interest expense, net (a)	108,356	75,628	21,341	205,325
Allowance for funds used during construction	(19,258)	(1,534)	-	(20,792)
Other	(7,167)	4,005	(662)	(3,824)
Income before income taxes	320,336	108,180	(6,516)	422,000
Provision for income taxes (benefit)	26,633	(40,013)	3,768	(9,612)
Net income (loss)	$293,703	$148,193	$(10,284)	$431,612
Capital expenditures	$621,595	$397,419	$1,505	$1,020,519
Total assets	$8,403,586	$5,960,602	294,090	$14,658,278

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

2020	Regulated Water	Regulated Natural Gas	Other and Eliminations	Consolidated
Operating revenues	$938,540	$506,564	$17,594	$1,462,698
Operations and maintenance expense	309,608	198,383	20,620	528,611
Purchased gas	-	154,103	11,642	165,745
Depreciation and amortization	171,152	84,201	1,706	257,059
Taxes other than income taxes	60,505	13,307	2,785	76,597
Operating income (loss)	397,275	56,570	(19,159)	434,686
Interest expense, net (a)	101,810	29,016	52,246	183,072
Allowance for funds used during construction	(11,231)	(1,456)	-	(12,687)
Equity loss in joint venture	-	-	3,374	3,374
Other	422	(2,308)	(2,158)	(4,044)
Income before income taxes	306,274	31,318	(72,621)	264,971
Provision for income taxes (benefit)	22,481	(25,133)	(17,226)	(19,878)
Net income (loss)	$283,793	$56,451	$(55,395)	$284,849
Capital expenditures	$542,199	$292,121	$1,322	$835,642
Total assets	$7,838,034	$5,303,507	$563,736	$13,705,277

2019	Regulated Water	Other and Eliminations	Consolidated
Operating revenues	$886,430	$3,262	$889,692
Operations and maintenance expense	315,052	18,050	333,102
Depreciation and amortization	155,898	578	156,476
Taxes other than income taxes	59,955	-	59,955
Operating income (loss)	355,525	(15,366)	340,159
Interest expense, net (a)	97,941	2,036	99,977
Allowance for funds used during construction	(16,172)	-	(16,172)
Change in fair value of interest rate swap agreements	-	23,742	23,742
Equity earnings in joint venture	-	(2,210)	(2,210)
Other	103	23,193	23,296
Income before income taxes	273,653	(62,127)	211,526
Income tax benefit	(1,267)	(11,750)	(13,017)
Net income (loss)	$274,920	$(50,377)	$224,543
Capital expenditures	$550,273	$-	$550,273
Total assets	$7,269,404	$2,092,581	$9,361,985

(a) The regulated water and regulated natural gas segments report interest expense that includes long-term debt that was pushed-down to the regulated operating subsidiaries from Essential Utilities, Inc.

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

In assessing the effectiveness of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). As a result of management’s assessment and based on the criteria in the framework, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm – The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting – No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing in the sections captioned Information Regarding Nominees, Corporate Governance – Code of Ethics, – Board and Board Committees, and Section 16(a) Beneficial Ownership Reporting Compliance of the definitive Proxy Statement relating to our 2022 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report is incorporated by reference herein.

We make available free of charge within the Corporate Governance portion of the investor relations section of our web site, at www.essential.co, our Corporate Governance Guidelines, the Charters of each Committee of our Board of Directors, and our Code of Ethical Business Conduct (the Code of Ethics). Amendments to the Code of Ethics, and any grant of a waiver from a provision of the Code requiring disclosure under applicable rules of the SEC, will be disclosed on our web site. The reference to our web site is intended to be an inactive textual reference only, and the contents of such web site are not incorporated by reference herein and should not be considered part of this or any other report that we file with or furnish to the SEC.

Information About Our Executive Officers

The following table and the notes thereto set forth information with respect to our executive officers, including their names, ages, positions with Essential Utilities and business experience during the last five years:

Name	Age	Position with Essential Utilities (1)
Christopher H. Franklin	56

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

Daniel J. Schuller	52

Executive Vice President and Chief Financial Officer (October 2018 to present); Executive Vice President, Strategy and Corporate Development (July 2015 to October 2018); Investment Principal – J.P. Morgan Asset Management – Infrastructure Investments Group (2007 to 2015)

Richard S. Fox	60

Executive Vice President and Chief Operating Officer (July 2015 to present); Regional President, Regulated Utilities (January 2012 to July 2015); President Aqua Utilities, Florida, Inc. (August 2011 to January 2012); Vice President, Customer Service (June 2002 to August 2011)

Christopher P. Luning	54

Executive Vice President, General Counsel, and Secretary (February 2019 to present; Senior Vice President, General Counsel, and Secretary (April 2012 to February 2019); Vice President Corporate Development and Corporate Counsel (June 2008 to April 2012); Vice President and Deputy General Counsel (May 2005 to June 2008); Assistant General Counsel (March 2003 to May 2005)

Matthew R. Rhodes	44	Executive Vice President, Strategy and Corporate Development (June 2018 to present); Managing Director - Goldman Sachs, Global Natural Resources (July 2007 to April 2018)
Robert A. Rubin	59

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

The information responsive to this item will be included in the definitive Proxy Statement relating to our 2022 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Stock - The information responsive to this item will be included in the definitive Proxy Statement relating to our 2022 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated by reference herein.

Securities Authorized for Issuance under Equity Compensation Plans - The following table provides information for our equity compensation plans as of December 31, 2021:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,362,564 (1)	$35.37 (2)	2,099,761
Equity compensation plans not approved by security holders	-	-	-
Total	1,362,564	$35.37	2,099,761

(1)Consists of 813,492 shares issuable upon exercise of outstanding options, 355,384 shares issuable upon conversion of outstanding performance share units, and 193,687 shares issuable upon conversion of outstanding restricted share units.

(2)Calculated based upon outstanding options of 813,492 shares to acquire our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information responsive to this item will be included in the definitive Proxy Statement relating to our 2022 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information responsive to this item will be included in the definitive Proxy Statement relating to our 2022 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated by reference herein.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
2.1	Purchase Agreement, dated October 22, 2018 by and between LDC Parent LLC, a Delaware limited liability company (“Seller”) and the Registrant, a Pennsylvania corporation	8-K	001-06659	2.1	October 23, 2018
3.1	Utilities, Inc. Amended and Restated Articles of Incorporation Essential as of May 12, 2020	8-K	001-06659	3.1	May 18, 2020
3.2	Amended and Restated Bylaws of Essential Utilities, Inc. dated February 16, 2022	8-K	001-06659	3.1	February 18, 2022
4.1	Description of Securities of Essential Utilities, Inc.	10-K	001-06659	4.1	March 1, 2021
4.2	Indenture of Mortgage dated as of January 1, 1941 between Aqua Pennsylvania, Inc. (f/k/a Philadelphia Suburban Water Company) and The Bank of New York Mellon Trust Company, as successor trustee to First Pennsylvania Bank, N.A. (f/k/a The Pennsylvania Company for Insurance on Lives and Granting Annuities)	10-K	001-06659	4.1.1	February 26, 2016
4.2.1	Twenty-sixth Supplemental Indenture dated as of November 1, 1991	10-K	001-06659	4.1.3	February 26, 2016
4.2.2	Twenty-ninth Supplemental Indenture dated as of March 30, 1995	10-Q	001-06659	4.17	May 10, 1995
4.2.3	Thirty-third Supplemental Indenture, dated as of November 15, 1999	10-K	001-06659	4.27	March 29, 2000
4.2.4	Thirty-fifth Supplemental Indenture, dated as of January 1, 2002	10-K	001-06659	4.22	March 20, 2002
4.2.5	Forty-seventh Supplemental Indenture, dated as of October 15, 2012	10-K	001-06659	4.24	February 28, 2013
4.2.6	Forty-eighth Supplemental Indenture, dated as of October 1, 2013	10-K	001-06659	4.1.17	March 3, 2014
4.2.7	Form of Supplemental Indenture during and after 2014	10-K	001-06659	4.1.15	February 26, 2016
4.2.7.1	Schedule of Outstanding Supplemental Indentures during and after 2014	10-K	001-06659	4.2.7.1	March 1, 2021
4.3	Bond Purchase Agreement, dated November 8, 2012, by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association, John Hancock Life Insurance Company, John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, Minnesota Life Insurance Company, United Health Care Insurance Company, American Republic Insurance Company, Western Fraternal Life Association	10-K	001-06659	10.54	February 28, 2013
4.4	Bond Purchase Agreement, dated October 24, 2013, by and among Aqua Pennsylvania, Inc., John Hancock Life Insurance Company (U.S.A), John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Thrivent Financial for Lutherans, United Insurance Company of America, Equitable Life & Casualty Insurance Company, Catholic United Financial, and Great Western Insurance Company	10-K	001-06659	10.45	March 3, 2014

4.5	Bond Purchase Agreement, dated December 29, 2014, by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), Phoenix Life Insurance Company, PHL Variable Insurance Company, United of Omaha Life Insurance Company, Mutual of Omaha Insurance Company, and Companion Life Insurance Company	10-K	001-06659	10.58	February 27, 2015
4.6	Bond Purchase Agreement, dated December 3, 2015 by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), The Lincoln National Life Insurance Company, Teachers Insurance And Annuity Association Of America, CMFG Life Insurance Company, Genworth Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, United Of Omaha Life Insurance Company, The State Life Insurance Company, Pioneer Mutual Life Insurance Company, MONY Life Insurance Company	10-K	001-06659	4.12	February 26, 2016
4.7	Note Purchase Agreement, dated November 3, 2016, by and among the Registrant and the note purchasers thereto	10-K	001-06659	4.13	February 24, 2017
4.8	Bond Purchase Agreement, dated December 15, 2016 by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association of America, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, John Hancock Life Insurance Company, American Equity Investment Life Insurance Company, Genworth Life and Annuity Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, American United Life Insurance Company, The State Life Insurance Company, and Pioneer Mutual Life Insurance Company	10-K	001-06659	4.14	February 24, 2017
4.9	Bond Purchase Agreement, dated July 10, 2017 by and among Aqua Illinois, Inc., Teachers Insurance and Annuity Association of America	10-Q	001-06659	4.1	November 2, 2017
4.10	Bond Purchase Agreement, dated July 20, 2017 by and among Aqua Pennsylvania, Inc., New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3), New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3-2)	10-Q	001-06659	4.2	November 2, 2017
4.11	Bond Purchase Agreement, dated June 29, 2018, by and among Aqua Pennsylvania, Inc., CMFG Life Insurance Company, Manufactures Life Reinsurance Limited, The Lincoln National Life Insurance Company, New York Life Insurance Company, The State Life Insurance Company, and Phoenix Life Insurance Company	10-Q	001-06659	4.1	August 3, 2018
4.12	Bond Purchase Agreement, dated November 15, 2018, by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Associated of America, American United Life Insurance Company, Pioneer Mutual Life Insurance Company, The State Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, and United of Omaha Life Insurance Company	10-K	001-06659	4.15	February 26, 2019

4.13	Purchase Contract Agreement, dated April 23, 2019, between the Registrant. and U.S. Bank N.A, as purchase contract agent, as attorney-in-fact for the Holders from time to time as provided therein and as trustee under the indenture referred to therein	8-K	001-06659	4.1	April 23, 2019
4.13.1	Form of Unit (included in Exhibit 4.13 above)	8-K	001-06659	4.1	April 23, 2019
4.13.2	Form of Purchase Contract (included with Exhibit 4.13 above)	8-K	001-06659	4.1	April 23, 2019
4.14	Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.4	April 23, 2019
4.14.1	First Supplemental Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.5	April 23, 2019
4.14.2	Second Supplemental Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.6	April 23, 2019
4.14.3	Form of Amortizing Note (included with Exhibit 4.14.2 above)	8-K	001-06659	4.7	April 23, 2019
4.14.4	Third Supplemental Indenture, dated as of April 26, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.3	April 26, 2019
4.14.5	Form of Global Note for the 2029 Notes (included in Exhibit 4.14.4 above)	8-K	001-06659	4.4	April 26, 2019
4.14.6	Form of Global Note for the 2049 Notes (included in Exhibit 4.14.4 above)	8-K	001-06659	4.5	April 26, 2019
4.14.7	Fourth Supplemental Indenture, dated April 13, 2020, by and between Essential Utilities, Inc. and U.S. Bank N.A.	8-K	001-06659	4.3	April 15, 2020
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

		10-K	001-06659	4.18	March 1, 2021
4.19

Bond Purchase Agreement, dated April 15, 2021, by and among Aqua Ohio, Inc., Teachers Insurance and Annuity Association of America, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, and State Farm Insurance Companies Employee Retirement Trust

		^	^	^	^
10.1	Revolving Credit Agreement, dated December 5, 2018, between the Registrant and PNC Bank, National Association, CoBank, ACB, Bank of America, N.A., Barclays Bank PLC, Citizens Bank, N.A., Morgan Stanley Bank, N.A., MUFG Bank, Ltd., Royal Bank of Canada, The Huntington National Bank, and Wells Fargo Bank, N.A.	10-K	001-06659	10.1	February 26, 2019
10.2.1	First Amendment to Revolving Credit Agreement, dated as of November 16, 2017, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank of Pennsylvania, TD Bank, N.A., and Huntington National Bank	10-K	001-06659	10.1.5	February 28, 2018
10.2.2	Second Amendment to Revolving Credit Agreement, dated as of November 9, 2018, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank of Pennsylvania, TD Bank, N.A., and Huntington National Bank	10-K	001-06659	10.2.2	February 26, 2019
10.2.3	Third Amendment to Credit Agreement, dated as of November 8, 2019, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank of Pennsylvania, TD Bank, N.A., and Huntington National Bank	10-Q	001-06659	10.1	May 8, 2020
10.2.4	Fourth Amendment to Credit Agreement, dated as of November 6, 2020, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A., TD Bank, N.A., and Huntington National Bank	^	^	^	^
10.2.5	Fifth Amendment to Credit Agreement, dated as of November 5, 2021, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A., TD Bank, N.A., and Huntington National Bank	^	^	^	^
10.3	The Registrant’s Deferred Compensation Plan Master Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996*	10-K	001-06659	10.24	March 25, 1997
10.3.1	Amendment 2008-1 to the Registrant’s Deferred Compensation Plan Master Trust Agreement, dated as of December 15, 2008*	10-K	001-06659	10.50	February 27, 2009
10.4	The Registrant’s 2009 Executive Deferral Plan (as amended and restated effective January 1, 2009)*	S-8	333-156047	4.1	December 10, 2008

10.5	The Registrant’s Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2011)*	10-K	001-06659	10.58	February 27, 2012
10.6	The Registrant’s Dividend Reinvestment and Direct Stock Purchase Plan	S-3ASR	333-240088	N/A	July 24, 2020
10.7	Form of Incentive Stock Option and Dividend Equivalent Grant Agreement*	10-K	001-06659	10.49	February 27, 2009
10.7.1	Form of Amendment to Incentive Stock Option and Dividend Equivalent Grant Agreements for executive officers *	10-K	001-06659	10.8.2	February 26, 2016
10.8.1	Performance-Based Share Unit Grant Terms and Conditions*	10-Q	001-06659	10.1	May 4, 2017
10.8.2	Restricted Stock Unit Grant Terms and Conditions for Chief Executive Officer*	10-Q	001-06659	10.2	May 4, 2017
10.8.3	Restricted Stock Unit Grant Terms and Conditions for all other executive officers*	10-Q	001-06659	10.3	May 4, 2017
10.8.4	Stock Option Grant Terms and Conditions*	10-Q	001-06659	10.4	May 4, 2017
10.9	The Registrant’s 2012 Employee Stock Purchase Plan*	10-K	001-06659	10.10	February 26, 2016
10.10	The Registrant’s Annual Cash Incentive Compensation Plan (adopted February 26, 2013)*	10-K	001-06659	10.56	February 28, 2013
10.11	Form of Change in Control Agreement between the Company and executive officers*	10-Q	001-06659	10.1	November 6, 2015
10.11.1	Schedule of Change in Control Agreement between the Company and executive officers*	10-K	001-06659	10.11.1	February 26, 2019
10.12	Change in Control Agreement, dated December 31, 2008, between the Registrant and Christopher H. Franklin*	10-K	001-06659	10.46	February 27, 2009
10.13	Non-Employee Directors’ Compensation effective January 1, 2022*	8-K	001-06659	10.1	December 8, 2021
10.14	Employment Agreement dated July 1, 2021, between the Registrant and Christopher Franklin*	8-K	001-06659	10.1	June 25, 2021
10.15	Stock Purchase Agreement, dated as of March 29, 2019, by and between the Registrant and Canada Pension Plan Investment Board	8-K	001-06659	10.1	March 29, 2019
10.16	The Registrant Amended and Restated Omnibus Equity Compensation Plan	8-K	001-06659	10.1	May 3, 2019
10.17	Essential Utilities, Inc. Stock Award Grant Instrument dated as of March 16, 2020*	10-Q	001-06659	10.4	May 8, 2020
10.18	Incremental Facility Amendment Agreement, dated March 13, 2020, by and among Essential Utilities, Inc., Incremental Lender, and the PNC Bank, National Association	8-K	001-06659	10.1	March 16, 2020
10.19	Credit Agreement, dated March 13, 2020, by and among Essential Utilities, Inc., Lenders, and the PNC Bank, National Association	8-K	001-06659	10.2	March 16, 2020
10.20	Credit Agreement, dated April 3, 2020, by and among Essential Utilities, Inc., Lenders, and the PNC Bank, National Association	8-K	001-06659	10.1	April 3, 2020
10.21	Note Purchase Agreement, dated February 26, 2010, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1	April 13, 2020
10.21.1	First Amendment to Note Purchase Agreement, dated August 10, 2011, by and between PNG Companies, LLC and the noteholders	8-K/A	001-06659	10.1.1	April 13, 2020
10.21.2	Second Amendment to Note Purchase Agreement, dated August 22, 2013, by and between PNG Companies, LLC and the noteholders	8-K/A	001-06659	10.1.2	April 13, 2020

10.21.3	Third Amendment to Note Purchase Agreement, dated November 9, 2017, by and between PNG Companies, LLC and the noteholders	8-K/A	001-06659	10.1.3	April 13, 2020
10.21.4	First Supplement to Note Purchase Agreement, dated December 12, 2013, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.4	April 13, 2020
10.21.5	Second Supplement to Note Purchase Agreement, dated July 14, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.5	April 13, 2020
10.21.6	Third Supplement to Note Purchase Agreement, dated September 20, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.6	April 13, 2020
10.21.7	Fourth Supplement to Note Purchase Agreement, dated November 9, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.7	April 13, 2020
10.21.8	Fifth Supplement to Note Purchase Agreement, dated December 20, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.8	April 13, 2020
10.21.9	Credit Agreement, dated November 25, 2020, by and between PNG Companies, LLC and PNC Bank, National Association and TD Bank, N.A.	^	^	^	^
10.21.10	First Amendment to Credit Agreement, dated November 5, 2021, by and between PNG Companies, LLC and PNC Bank, National Association and TD Bank, N.A.	^	^	^	^
21.1	Subsidiaries of Essential Utilities, Inc.	^	^	^	^
23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP	^	^	^	^
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
101.INS	Inline XBRL Instance Document	^	^	^	^
101.SCH	Inline XBRL Taxonomy Extension Schema Document	^	^	^	^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	^	^	^	^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	^	^	^	^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	^	^	^	^
101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document	^	^	^	^
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (included in Exhibit 101)	^	^	^	^

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

ESSENTIAL UTILITIES, INC.

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and Chief Executive Officer

Date: March 1, 2022

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant on March 1, 2022 in the capacities indicated below.

Signature	Title

/s/ Christopher H. Franklin
Christopher H. Franklin	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Daniel J. Schuller
Daniel J. Schuller	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert A. Rubin
Robert A. Rubin	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Elizabeth B. Amato
Elizabeth B. Amato	Director

/s/ David Ciesinski
David Ciesinski	Director

/s/ Daniel J. Hilferty
Daniel J. Hilferty	Director

/s/ Francis O. Idehen
Francis O. Idehen	Director

/s/ Edwina Kelly
Edwina Kelly	Director

/s/ Ellen T. Ruff
Ellen T. Ruff	Director

/s/ Lee C. Stewart
Lee C. Stewart	Director

/s/ Christopher C. Womack
Christopher C. Womack	Director

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Balance Sheets

(In thousands of dollars)

	December 31,
	2021	2020
Assets
Current assets:
Accounts receivable, net	$122	$29
Accounts receivable - affiliates	117,504	388,584
Prepayments and other current assets	12,754	11,076
Total current assets	130,380	399,689

Deferred charges and other assets, net	52,512	31,611
Notes receivable - affiliates	2,015,570	1,526,485
Deferred income tax asset	1,310	14,501
Investment in subsidiaries	6,005,927	5,463,446
Total assets	$8,205,699	$7,435,732
Liabilities and Equity
Stockholders' equity	$5,184,450	$4,683,877

Long-term debt, excluding current portion, net of debt issuance costs	2,819,590	2,523,623

Current liabilities:
Current portion of long-term debt	20,470	40,032
Accrued interest	15,550	14,194
Accounts payable - affiliates	58,962	38,461
Other accrued liabilities	16,109	16,260
Total current liabilities	111,091	108,947

Other liabilities	90,568	119,285
Total liabilities and equity	$8,205,699	$7,435,732

The accompanying condensed notes are an integral part of these condensed financial statements.

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

	Years ended December 31,
	2021	2020	2019
Other income	$8,388	$4,973	$1,596
Operating expense and other expenses	5,821	29,483	23,760
Operating income (loss)	2,567	(24,510)	(22,164)
Interest expense	21,729	53,702	45,759
Interest income	(9)	(5,256)	(25,327)
Change in fair value of interest rate swap agreements	-	-	23,741
Other (income) expense	(609)	(494)	(294)
Loss before equity in earnings of subsidiaries and income taxes	(18,544)	(72,462)	(66,043)
Equity in earnings of subsidiaries	445,951	341,653	276,556
Income before income taxes	427,407	269,191	210,513
Income tax benefit	(4,205)	(15,658)	(14,030)
Net income	$431,612	$284,849	$224,543

Comprehensive income	$431,612	$284,849	$224,543

Net income per common share:
Basic	$1.68	$1.14	$1.04
Diluted	$1.67	$1.12	$1.04

Average common shares outstanding during the period:
Basic	257,487	249,768	215,550
Diluted	258,180	254,629	215,931

The accompanying condensed notes are an integral part of these condensed financial statements.

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Cash Flows

(In thousands of dollars)

	Years ended December 31,
	2021	2020	2019
Net cash flows used in operating activities	$(239,320)	$(315,329)	$(54,496)
Cash flows from investing activities:
Acquisitions of utility systems and other, net	(36,237)	(34,665)	(6,385)
Acquisition of natural gas system and other, net	-	(3,465,344)	-
Decrease (increase) in investment of subsidiary	(53,467)	6,085	6,068
Other	(987)	341	235
Net cash flows used in investing activities	(90,691)	(3,493,583)	(82)
Cash flows from financing activities:
Net repayments of short-term debt	-	(881)	-
Proceeds from long-term debt	995,458	3,042,274	1,009,992
Repayments of long-term debt	(725,033)	(1,607,854)	(821,226)
Extinguishment of long-term debt	-	-	(25,237)
Proceeds from stock issued to finance acquisition	-	729,301	1,263,099
Proceeds from tangible equity unit issuance	-	-	673,642
Proceeds from issuance of common stock under dividend reinvestment plan	16,799	16,522	8,959
Proceeds from exercised stock options	4,172	1,589	1,898
Proceeds from issuance of common stock from forward equity sale agreement	299,739	-	-
Repurchase of common stock	(3,291)	(4,365)	(1,867)
Dividends paid on common stock	(258,650)	(232,571)	(188,512)
Other	817	(96)	(1,177)
Net cash flows from financing activities	330,011	1,943,919	1,919,571
Net change in cash and cash equivalents	-	(1,864,993)	1,864,993
Cash and cash equivalents at beginning of year	-	1,864,993	-
Cash and cash equivalents at end of year	$-	$-	$1,864,993

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

As of December 31, 2021 and 2020, the Parent had a current accounts receivable – affiliates balance of $117,504 and $388,584, respectively. As of December 31, 2021 and 2020, the Parent had a notes receivable – affiliates balance of $2,015,570 and $1,526,485, respectively. The changes in these balances represent non-cash adjustments that are recorded through the Parent’s investment in subsidiaries.

In the ordinary course of business, the Parent indemnifies a third-party for surety bonds issued on behalf of subsidiary companies, guarantees the performance of one of its regulated utilities in a jurisdiction that requires such guarantees, and guarantees several projects associated with the treatment of water in a jurisdiction.

Note 2 – Dividends from subsidiaries – Dividends in the amount of $0, $1,050,000, and $101,625 were paid to the Parent by its wholly-owned subsidiaries during the years ended December 31, 2021, 2020, and 2019, respectively.

Note 3 – Long-term debt – the Parent has long-term debt under unsecured note purchase agreements with investors in addition to its $1,000,000 revolving credit agreement. Excluding amounts due under the revolving credit agreement, the debt maturities of the Parent’s long-term debt are as follows:

Year	Debt Maturity
2022	$20,470
2023	-
2024	-
2025	-
2026	-
Thereafter	2,525,000