Form 10-Q
period 2022-03-31
Essential Utilities, Inc.
filed 2022-05-10
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 18, 2022: 253,716,494

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Assets	2022	2021
Property, plant and equipment, at cost	$12,836,605	$12,610,376
Less: accumulated depreciation	2,441,921	2,358,510
Net property, plant and equipment	10,394,684	10,251,866

Current assets:
Cash and cash equivalents	58,298	10,567
Accounts receivable, net	182,587	141,025
Unbilled revenues	104,540	119,896
Inventory - materials and supplies	38,560	33,756
Inventory - gas stored	20,502	75,804
Prepayments and other current assets	29,856	36,597
Regulatory assets	9,172	20,150
Total current assets	443,515	437,795

Regulatory assets	1,505,211	1,429,840
Deferred charges and other assets, net	139,608	141,955
Funds restricted for construction activity	1,313	1,313
Goodwill	2,340,815	2,340,815
Operating lease right-of-use assets	46,305	48,930
Intangible assets	5,572	5,764
Total assets	$14,877,023	$14,658,278

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Liabilities and Equity	2022	2021
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 256,281,789 and 256,102,388 as of March 31, 2022 and December 31, 2021	$128,140	$128,050
Capital in excess of par value	3,713,560	3,705,814
Retained earnings	1,497,757	1,434,201
Treasury stock, at cost, 3,250,261 and 3,234,765 shares as of March 31, 2022 and December 31, 2021	(84,357)	(83,615)
Total stockholders' equity	5,255,100	5,184,450

Long-term debt, excluding current portion	5,910,363	5,815,211
Less: debt issuance costs	38,403	35,707
Long-term debt, excluding current portion, net of debt issuance costs	5,871,960	5,779,504
Commitments and contingencies (See Note 13)

Current liabilities:
Current portion of long-term debt	131,746	132,146
Loans payable	79,743	65,000
Accounts payable	161,511	192,932
Book overdraft	-	81,722
Accrued interest	66,133	40,815
Accrued taxes	37,130	37,924
Dividends payable	67,863	-
Regulatory liabilities	17,241	384
Other accrued liabilities	116,811	124,140
Total current liabilities	678,178	675,063

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,481,253	1,406,537
Customers' advances for construction	104,403	103,619
Regulatory liabilities	759,661	769,617
Asset retirement obligations	1,262	1,256
Operating lease liabilities	43,946	48,230
Pension and other postretirement benefit liabilities	48,864	50,226
Other	35,998	43,666
Total deferred credits and other liabilities	2,475,387	2,423,151

Contributions in aid of construction	596,398	596,110
Total liabilities and equity	$14,877,023	$14,658,278

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Operating revenues	$699,275	$583,565

Operating expenses:
Operations and maintenance	142,581	125,075
Purchased gas	227,712	132,153
Depreciation	77,878	71,637
Amortization	468	1,307
Taxes other than income taxes	23,007	21,041
Total operating expenses	471,646	351,213

Operating income	227,629	232,352

Other expense (income):
Interest expense	53,636	50,769
Interest income	(609)	(387)
Allowance for funds used during construction	(5,839)	(2,934)
Gain on sale of other assets	-	(80)
Other	(1,702)	(3,471)
Income before income taxes	182,143	188,455
Provision for income taxes (benefit)	(17,233)	4,766
Net income	$199,376	$183,689

Comprehensive income	$199,376	$183,689

Net income per common share:
Basic	$0.76	$0.72
Diluted	$0.76	$0.72

Average common shares outstanding during the period:
Basic	261,952	254,565
Diluted	262,431	254,969

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		March 31,	December 31,
		2022	2021
Stockholders' equity:
Common stock, $0.50 par value		$128,140	$128,050
Capital in excess of par value		3,713,560	3,705,814
Retained earnings		1,497,757	1,434,201
Treasury stock, at cost		(84,357)	(83,615)
Total stockholders' equity		5,255,100	5,184,450

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	2,302	2,341
1.00% to 1.99%	2023 to 2039	9,157	9,341
2.00% to 2.99%	2022 to 2058	311,863	312,751
3.00% to 3.99%	2022 to 2056	1,357,393	1,359,284
4.00% to 4.99%	2023 to 2059	1,284,508	1,286,024
5.00% to 5.99%	2023 to 2043	15,917	16,119
6.00% to 6.99%	2022 to 2036	32,446	32,475
7.00% to 7.99%	2022 to 2027	28,799	28,980
8.00% to 8.99%	2025 to 2025	2,651	2,772
9.00% to 9.99%	2026 to 2026	11,800	11,800
		3,056,836	3,061,887

Notes payable to bank under revolving credit agreement, variable rate, due Dec 2023		410,000	300,000
Unsecured notes payable:
Amortizing notes at 3.00% due 2022		10,273	20,470
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59% due 2029 through 2050		1,125,000	1,125,000
Notes at 4.28%, due 2049		500,000	500,000
Notes ranging from 5.64% to 5.95%, due 2022 through 2034		40,000	40,000
Total long-term debt		6,042,109	5,947,357

Current portion of long-term debt		131,746	132,146
Long-term debt, excluding current portion		5,910,363	5,815,211
Less: debt issuance costs		38,403	35,707
Long-term debt, excluding current portion, net of debt issuance costs		5,871,960	5,779,504

Total capitalization		$11,127,060	$10,963,954

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2021	$128,050	$3,705,814	$1,434,201	$(83,615)	$5,184,450
Net income	-	-	199,376	-	199,376
Dividends declared and paid ($0.2682 per share)	-	-	(67,821)	-	(67,821)
Dividends declared ($0.2682 per share)	-	-	(67,863)	-	(67,863)
Issuance of common stock under dividend reinvestment plan (93,833 shares)	47	4,070	-	-	4,117
Repurchase of stock (21,290 shares)	-	-	-	(1,012)	(1,012)
Equity compensation plan (57,052 shares)	29	(29)	-	-	-
Exercise of stock options (28,516 shares)	14	998	-	-	1,012
Stock-based compensation	-	2,716	(136)	-	2,580
Other	-	(9)	-	270	261
Balance at March 31, 2022	$128,140	$3,713,560	$1,497,757	$(84,357)	$5,255,100

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2020	$124,285	$3,379,057	$1,261,862	$(81,327)	$4,683,877
Net income	-	-	183,689	-	183,689
Dividends declared and paid ($0.2507 per share)	-	-	(61,520)	-	(61,520)
Issuance of common stock under dividend reinvestment plan (98,904 shares)	49	4,112	-	-	4,161
Repurchase of stock (76,105 shares)	-	-	-	(3,262)	(3,262)
Equity compensation plan (192,407 shares)	97	(97)	-	-	-
Exercise of stock options (20,201 shares)	10	704	-	-	714
Stock-based compensation	-	2,631	(174)	-	2,457
Other	-	(31)	-	256	225
Balance at March 31, 2021	$124,441	$3,386,376	$1,383,857	$(84,333)	$4,810,341

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$199,376	$183,689
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	78,346	72,944
Deferred income taxes	(19,774)	19,335
Provision for doubtful accounts	5,991	8,921
Stock-based compensation	2,732	2,724
Gain on sale of utility systems and other assets	(19)	(91)
Net change in receivables, inventory and prepayments	49,050	30,261
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(5,354)	(53,756)
Pension and other postretirement benefits contributions	-	(6,363)
Other	256	(2,183)
Net cash flows from operating activities	310,604	255,481
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $1,449 and $170	(183,322)	(178,009)
Acquisitions of utility systems, net	(50,009)	-
Net proceeds from the sale of other assets	19	100
Other	80	197
Net cash flows used in investing activities	(233,232)	(177,712)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	2,962	4,716
Repayments of customers' advances	(159)	(971)
Net proceeds (repayments) of short-term debt	14,744	(3,305)
Proceeds from long-term debt	165,000	85,000
Repayments of long-term debt	(67,023)	(46,305)
Change in cash overdraft position	(81,722)	(44,003)
Proceeds from issuance of common stock under dividend reinvestment plan	4,117	4,161
Proceeds from exercised stock options	1,012	714
Repurchase of common stock	(1,012)	(3,262)
Dividends paid on common stock	(67,821)	(61,520)
Other	261	225
Net cash flows used in financing activities	(29,641)	(64,550)
Net change in cash and cash equivalents	47,731	13,219
Cash and cash equivalents at beginning of period	10,567	4,827
Cash and cash equivalents at end of period	$58,298	$18,046

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$74,451	$73,014
Non-cash customer advances and contributions in aid of construction	1,829	8,997

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at March 31, 2022, and the unaudited consolidated statements of operations and comprehensive income, of cash flows, and of equity for the three months ended March 31, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of only recurring accruals, which are necessary to present a fair statement of its consolidated balance sheets, consolidated statements of equity, consolidated statements of operations and comprehensive income, and consolidated cash flow for the periods presented, have been made.

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

There have been no changes to the summary of significant accounting policies previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	March 31, 2022				March 31, 2021
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$131,288	$26,495	$285,106	$-	$132,856	$24,361	$214,194	$-
Commercial	35,120	6,065	57,040	-	33,188	4,995	41,021	-
Fire protection	9,193	-	-	-	9,045	-	-	-
Industrial	7,181	344	1,842	-	6,989	445	957	-
Gas transportation & storage	-	-	79,174	-	-	-	77,803	-
Other water	17,351	-	-	-	10,443	-	-	-
Other wastewater	-	2,498	-	-	-	1,750	-	-
Other utility	-	-	23,226	2,915	-	-	9,179	3,826
Revenues from contracts with customers	200,133	35,402	446,388	2,915	192,521	31,551	343,154	3,826
Alternative revenue program	615	(27)	(176)		409	46	211	-
Other and eliminations				14,025	-	-	-	11,847
Consolidated	$200,748	$35,375	$446,212	$16,940	$192,930	$31,597	$343,365	$15,673

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Other Utility Revenues – Other utility revenues represent revenues earned primarily from: antenna revenues, which represents fees received from telecommunication operators that have put cellular antennas on our water towers; billing contracts, which represent fees earned from municipalities for performing billing services; fees earned from developers for accessing our water mains; miscellaneous service revenue from gas distribution operations; gas processing and handling revenue; sales of natural gas at market-based rates and contracted fixed prices; sales of gas purchased from third parties; and other gas marketing activities. The performance obligations vary for these revenues, but all are primarily recognized over time as the service is delivered.

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

Other and Eliminations – Other and eliminations consist of our non-regulated market-based revenues and intercompany eliminations for revenue billed between our subsidiaries. Our non-regulated operations consist of utility service line protection solutions and repair services to households and gas marketing and production activities. Revenues are primarily recognized over time as service is delivered.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 3 – Acquisitions

Water and Wastewater Utility Acquisitions - Completed

In March 2022, the Company acquired the wastewater system of Lower Makefield Township, which serves approximately 11,000 customer connections in Lower Makefield, Falls and Middletown townships, and Yardley Borough, Bucks County, Pennsylvania, for a cash purchase price of $53,000.

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

The purchase price for these pending acquisitions are subject to certain adjustments at closing, and are subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of these acquisitions by utilizing our revolving credit facility until permanent debt and common equity are secured. The closings of our acquisitions of East Whiteland Township, Willistown Township, and Oak Brook are expected to occur in the second half of 2022. The closings of our Shenandoah Borough, Beaver Falls, and Southern Oaks acquisitions are expected to occur in the first quarter of 2023.   Closing for our utility acquisitions are subject to the timing of the respective regulatory approval processes.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

DELCORA Purchase Agreement

In September 2019, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consists of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. In May 2020, Delaware County, Pennsylvania filed a lawsuit alleging that DELCORA does not have the legal authority to establish and fund a customer trust with the net proceeds of the transaction. In December 2020, the judge in the Delaware County Court lawsuit issued an order that (1) the County cannot interfere with the purchase agreement between DELCORA and the Company; (2) the County cannot terminate DELCORA prior to the closing of the transaction; and (3) the establishment of the customer trust was valid. Delaware County appealed this decision to Commonwealth Court of Pennsylvania. On March 3, 2022, the Commonwealth Court issued a decision finding that Delaware County can dissolve the Authority if it so chooses, but the purchase agreement must be upheld regardless of who is operating the system. The case was remanded back to the trial court for the entry of an order consistent with the Commonwealth Court’s opinion.

The administrative law judges in the regulatory approval process recommended that the Company’s application be denied, and subsequently, the Company provided exceptions to the recommended decision. On March 30, 2021, the Pennsylvania Public Utility Commission (“PUC”) ruled that the case be remanded back to the Office of Administrative Law Judge and vacated the original administrative law judges’ recommended decision (“2021 Order”). This 2021 Order was also appealed to the Commonwealth Court by Delaware County, and a decision is expected in the next several months.

After the PUC issued the 2021 Order, on April 16, 2021, the administrative law judge issued an order staying the proceeding until the Delaware County Court lawsuit is final and unappealable. On March 25, 2022, the Company sent a letter notifying the PUC of the March 3, 2022 Commonwealth Court decision and requested that the PUC move forward with processing the application. Several parties responded to the Company’s letter and referenced the issues in the second appeal before Commonwealth Court regarding the 2021 Order.

The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of this acquisition by the issuance of common stock and by utilizing our revolving credit facility until permanent debt is secured. Closing of our acquisition of DELCORA is expected to occur in late 2022 or early 2023, subject to the timing of the regulatory approval process and Delaware County’s on-going litigation.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 4 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2021	$58,527	$2,277,447	$4,841	$2,340,815
Goodwill acquired	-	-	-	-
Balance at March 31, 2022	$58,527	$2,277,447	$4,841	$2,340,815

Goodwill is not amortized but is tested for impairment annually, or more often, if circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When testing goodwill for impairment, the Company may assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and entity specific events, for some or all of our reporting units to determine whether it’s more likely than not that the fair value of a reporting unit is less than its carrying amount. Alternatively, based on our assessment of the qualitative factors previously noted or on a voluntary basis, we may perform a quantitative goodwill impairment test by determining the fair value of a reporting unit. If we perform a quantitative test and determine that the fair value of a reporting unit is less than its carrying amount, we would record an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

Note 5 – Capitalization

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

Tangible Equity Units

On April 23, 2019, the Company issued $690,000, less expenses of $16,358, of its tangible equity units (the “Units”), with a stated amount of $50.00 per unit. This issuance was part of the permanent financing to close the Peoples Gas Acquisition.

Each Unit consisted of a prepaid stock purchase contract and an amortizing note, each issued by the Company. As of March 31, 2022, the balance of the stock purchase contracts was 7,603,234. During April 2022, 981,919 stock purchase contracts were early settled by the holders of the contracts, resulting in the issuance of 1,166,107 shares of the Company’s common stock. On May 2, 2022, the remaining 6,621,315 stock purchase contracts were settled for 1.18758 shares of the Company’s common stock for each stock purchase contract, and in aggregate the Company issued 7,863,354 shares of its common stock. The amortizing notes had an initial principal amount of $8.62909, or $119,081 in aggregate, and yielded interest at a rate of 3.00% per year, and paid equal quarterly cash installments of $0.75000 per amortizing note (except for the July 30, 2019 installment payment, which was $0.80833 per amortizing note), that constituted a payment of interest and a partial repayment of principal, and which cash payment in the aggregate was equivalent to 6.00% per year with respect to each $50.00 stated amount of the Units. The amortizing notes represent unsecured senior obligations of the Company. The final quarterly installment payment was made on May 2, 2022, which resulted in the complete pay-off of the amortizing notes.

Long-term Debt and Loans Payable

On April 15, 2021, the Company’s operating subsidiary, Aqua Ohio, Inc., issued $100,000 of first mortgage bonds, of which $50,000 is due in 2031 and $50,000 is due in 2051, with interest rates of 2.37% and 3.35%, respectively. The proceeds from these bonds were used for general corporate purposes and to repay existing indebtedness. Further, on April 19, 2021, the Company issued $400,000 of long-term debt, less expenses of $4,010, which is due in 2031, with an interest rate of 2.40%. The Company used the proceeds from this issuance to repay $50,000 of borrowings under the Aqua Pennsylvania revolving credit facility, and the balance was used to repay in full the borrowings under its existing five year unsecured revolving credit agreement.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 6 – Financial Instruments

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the quarter ended March 31, 2022.

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of March 31, 2022 and December 31, 2021, the carrying amount of the Company’s loans payable was $79,743 and $65,000, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents, is determined based on Level 1 methods and assumptions. As of March 31, 2022 and December 31, 2021, the carrying amounts of the Company's cash and cash equivalents was $58,298 and $10,567, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of March 31, 2022 and December 31, 2021, the carrying amount of these securities was $27,282 and $28,576, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Unrealized gain and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended
	March 31,
	2022	2021
Net gain (loss) recognized during the period on equity securities	$(278)	$248
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$(278)	$248

The net gain (loss) recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	March 31,	December 31,
	2022	2021
Carrying amount	$6,042,109	$5,947,357
Estimated fair value	5,903,235	6,482,499

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $104,403 as of March 31, 2022, and $103,619 as of December 31, 2021. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates. Portions of these non-interest-bearing instruments are payable annually through 2032, and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest-bearing feature.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 7 – Net Income per Common Share

Basic net income per common share is based on the weighted average number of common shares outstanding and the weighted average minimum number of shares to be issued upon settlement of the stock purchase contracts issued under the tangible equity units. Diluted net income per common share is based on the weighted average number of common shares outstanding, potentially dilutive shares, and the expected number of shares to be issued upon settlement of the stock purchase contracts issued under the tangible equity units, based on the applicable market value of our common stock. The dilutive effect of employee stock-based compensation and shares issuable under the forward equity sale agreement (from the date the Company entered into the forward equity sale agreement to the settlement date) are included in the computation of diluted net income per common share. The dilutive effect of stock-based compensation and shares issuable under the forward equity sale agreement are calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation and settlement of the forward equity sale agreement. The treasury stock method assumes that the proceeds from stock-based compensation and settlement of the forward equity sale agreement are used to purchase the Company’s common stock at the average market price during the period. The following table summarizes the shares, in thousands, used in computing basic and diluted net income per common share:

	Three Months Ended
	March 31,
	2022	2021
Average common shares outstanding during the period for basic computation	261,952	254,565
Effect of dilutive securities:
Forward equity sale agreement	-	3
Employee stock-based compensation	479	401
Average common shares outstanding during the period for diluted computation	262,431	254,969

For the three months ended March 31, 2022 and 2021, the average common shares outstanding during the period for basic computation includes the weighted-average impact of 9,029,461 and 9,091,179 shares, respectively, based on the minimum number of shares to be issued in April 2022 upon settlement of the stock purchase contracts issued in April 2019 under the tangible equity units.

For the three months ended March 31, 2022 and 2021, all of the Company’s outstanding employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise employee stock options was less than the average market price of the Company’s common stock during these periods. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 8 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the Plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At March 31, 2022, 1,785,479 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

Performance Share Units – A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three year performance period specified in the grant, subject to exceptions through the respective vesting period, which is generally three years. Each grantee is granted a target award of PSUs and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals. The following table provides compensation expense for PSUs:

	Three Months Ended
	March 31,
	2022	2021
Stock-based compensation within operations and maintenance expenses	$1,650	$1,641
Income tax benefit	467	462

The following table summarizes the PSU transactions for the three months ended March 31, 2022:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	355,384	$42.19
Granted	160,245	42.31
Forfeited	(3,161)	46.39
Nonvested share units at end of period	512,468	42.20

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the three months ended March 31, 2022 and 2021 was $42.31 and $43.23, respectively. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months. The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended
	March 31,
	2022	2021
Stock-based compensation within operations and maintenance expenses	$777	$604
Income tax benefit	219	169

The following table summarizes the RSU transactions for the three months ended March 31, 2022:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	193,687	$43.76
Granted	71,570	45.10
Stock units vested and issued	(54,079)	36.63
Forfeited	(653)	43.77
Nonvested stock units at end of period	210,525	46.08

The per unit weighted-average fair value at the date of grant for RSUs granted during the three months ended March 31, 2022 and 2021 was $45.10 and $44.44, respectively.

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

	Three Months Ended
	March 31,
	2022	2021
Stock-based compensation within operations and maintenance expenses	$100	$211
Income tax benefit	28	60

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used in the application of this valuation model:

2022
Expected term (years)	5.48
Risk-free interest rate	1.92%
Expected volatility	26.50%
Dividend yield	2.37%
Grant date fair value per option	$9.34

The Company did not grant stock options during the quarter ended March 31, 2021.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the three months ended March 31, 2022:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	813,492	$35.37
Granted	84,296	45.19
Forfeited	(863)	35.94
Expired	(125)	35.94
Exercised	(28,516)	35.48
Outstanding at end of period	868,284	$36.33	7.0	$12,853,795

Exercisable at end of period	783,723	$35.37	6.6	$12,351,503

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

	Three Months Ended
	March 31,
	2022	2021
Stock-based compensation within operations and maintenance expenses	$12	$93
Income tax benefit	4	27

The following table summarizes restricted stock transactions for the three months ended March 31, 2022:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock at beginning of period	1,068	$46.83
Granted	-	-
Vested	-	-
Nonvested restricted stock at end of period	1,068	$46.83

The Company did not grant restricted stock for the three months ended March 31, 2022.

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

	Three Months Ended
	March 31,
	2022	2021
Stock-based compensation within operations and maintenance expenses	$192	$175
Income tax benefit	56	51

The following table summarizes stock award transactions for the three months ended March 31, 2022:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	3,724	51.66
Vested	(3,724)	(51.66)
Nonvested stock awards at end of period	-	-

The weighted-average fair value at the date of grant for stock awards granted during the three months ended March 31, 2022 and 2021 was $51.66 and $44.54, respectively.

Note 9 – Pension Plans and Other Postretirement Benefits

The Company maintains a qualified defined benefit pension plan (the “Pension Plan”), a nonqualified pension plan, and other postretirement benefit plans for certain of its employees.

The following tables provide the components of net periodic benefit (credit) cost for the Company’s pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended
	March 31,
	2022	2021
Service cost	$707	$1,078
Interest cost	3,201	3,061
Expected return on plan assets	(5,895)	(5,907)
Amortization of prior service cost	134	140
Amortization of actuarial loss	435	1,071
Net periodic benefit credit	$(1,418)	$(557)

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2022	2021
Service cost	$478	$698
Interest cost	842	840
Expected return on plan assets	(1,125)	(1,039)
Amortization of prior service credit	-	(108)
Amortization of actuarial loss	(334)	55
Net periodic benefit (credit) cost	$(139)	$446

The net periodic benefit (credit) cost is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the Company’s employees, mortality, turnover, and medical costs. The Company presents the components of net periodic benefit (credit) cost other than service cost in the consolidated statements of operations and comprehensive income on the line item “Other”.

There were no cash contributions made to the Pension Plan during the first three months of 2022.

Note 10 – Rate Activity

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

Base rate cases are also underway for our water and wastewater utility operating divisions in Ohio.

During the first three months of 2022, the Company’s two other water utility operating divisions in Ohio were granted base rate increases designed to increase total operating revenues on an annual basis by $1,378. Further, during the first three months of 2022, the Company received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $6,789 in its water and wastewater utility operating divisions in Pennsylvania, North Carolina, and Illinois.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 11 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2022	2021
Property	$8,014	$7,714
Gross receipts, excise and franchise	4,100	3,684
Payroll	6,661	6,756
Regulatory assessments	1,765	838
Pumping fees	1,375	1,126
Other	1,092	923
Total taxes other than income	$23,007	$21,041

Note 12 – Segment Information

The Company has twelve operating segments and two reportable segments. The Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies, which are organized by the states where the Company provides water and wastewater services. The eight water and wastewater utility operating segments are aggregated into one reportable segment, because each of these operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment. The Regulated Natural Gas segment is comprised of one operating segment representing natural gas utility companies, acquired in the Peoples Gas Acquisition, for which the Company provides natural gas distribution services.

In addition to the Company’s two reportable segments, we include three of our operating segments within the Other category below. These segments are not quantitatively significant and are comprised of our non-regulated natural gas operations, Aqua Infrastructure, and Aqua Resources. Our non-regulated natural gas operations consist of utility service line protection solutions and repair services to households and the operation of gas marketing and production entities. Prior to the October 30, 2020 sale of our investment in joint venture, Aqua Infrastructure provided non-utility raw water supply services for firms in the natural gas drilling industry. Aqua Resources offers, through a third party, water and sewer service line protection solutions and repair services to households. In addition to these segments, Other is comprised of business activities not included in the reportable segments, corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments, and intersegment eliminations. Corporate costs include general and administrative expenses, and interest expense. The Company reports these corporate costs within Other as they relate to corporate-focused responsibilities and decisions and are not included in internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments. The Regulated Water and Regulated Natural Gas segments report interest expense that includes long-term debt that was pushed-down to the regulated operating subsidiaries from Essential Utilities, Inc.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents information about the Company’s reportable segments:

	Three Months Ended				Three Months Ended
	March 31, 2022				March 31, 2021
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$239,198	$445,183	$14,894	$699,275	$228,353	$343,115	$12,097	$583,565
Operations and maintenance expense	86,088	59,452	(2,959)	142,581	78,347	51,326	(4,598)	125,075
Purchased gas	-	217,306	10,406	227,712	-	122,888	9,265	132,153
Depreciation and amortization	48,716	29,704	(74)	78,346	45,138	27,590	216	72,944
Taxes other than income taxes	15,891	6,191	925	23,007	15,421	4,447	1,173	21,041
Operating income (loss)	88,503	132,530	6,596	227,629	89,447	136,864	6,041	232,352
Interest expense, net (a)	27,554	20,652	4,821	53,027	26,460	17,296	6,626	50,382
Allowance for funds used during construction	(5,149)	(690)	-	(5,839)	(3,247)	313	-	(2,934)
Other	(1,944)	(444)	686	(1,702)	(1,429)	(428)	(1,694)	(3,551)
Income before income taxes	68,042	113,012	1,089	182,143	67,663	119,683	1,109	188,455
Provision for income taxes (benefit)	7,499	(26,474)	1,742	(17,233)	3,633	432	701	4,766
Net income (loss)	$60,543	$139,486	$(653)	$199,376	$64,030	$119,251	$408	$183,689
Capital expenditures	$100,803	$82,122	$397	$183,322	$113,793	$64,114	$102	$178,009

(a) The regulated water and regulated natural gas segments report interest expense that includes long-term debt that was pushed-down to the regulated operating subsidiaries from Essential Utilities, Inc.

	March 31,	December 31,
	2022	2021
Total assets:
Regulated water	$8,487,684	$8,403,586
Regulated natural gas	6,090,675	5,960,602
Other	298,664	294,090
Consolidated	$14,877,023	$14,658,278

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 13 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of March 31, 2022, the aggregate amount of $16,577 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, the Company has insurance coverage for certain of these loss contingencies, and as of March 31, 2022, estimates that approximately $2,385 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

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

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $2,470 at March 31, 2022 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14 – Income Taxes

The Company’s effective tax rate was (9.5)% and 2.5% for the three months ended March 31, 2022 and 2021, respectively.   The decrease in the effective tax rate for the first quarter is primarily attributed to an increase in our income tax benefit associated with the tax deduction for qualifying infrastructure and the amortization of the customer surcredit tax repair catch-up adjustment during the first quarter of 2022 in our Regulated Natural Gas segment.  The statutory Federal tax rate is 21% for the three months ended March 31, 2022 and 2021. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.99% for all periods presented. In determining its interim tax provision, the Company reflects its estimated permanent and flow-through tax differences for the taxable year, including the basis difference for the adoption of the tangible property regulations. Qualifying utility asset improvement costs and the amortization of excess deferred income taxes caused the year-to-date effective tax rate to be significantly different from the statutory rate in both 2021 and 2022.

On March 16, 2020, the Company completed the Peoples Gas Acquisition. On March 31, 2020, the Company changed the method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas subsidiary, its largest natural gas subsidiary in Pennsylvania. This change allows a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. Consistent with the Company’s accounting for differences between book and tax expenditures in Pennsylvania, the Company is utilizing the flow-through method to account for this timing difference. In addition, the Company calculated the income tax benefits for qualifying capital expenditures made prior to March 16, 2020 (“catch-up adjustment”) and has recorded a regulatory liability for $160,655 for these income tax benefits. On May 6, 2021, the Pennsylvania Public Utility Commission approved a settlement order which stipulates, among other points, that the catch-up adjustment be provided to utility customers over a five-year period, and the Company can continue to use flow-through accounting for the current tax repair benefit until its next base rate case. The five-year customer surcredit for the catch-up adjustment was initiated in August 2021. During the first quarter of 2022, $12,487 of income tax benefits were amortized as refunds were being made to Peoples Natural Gas customers. In addition, the Company contributed $500 to a customer-bill payment assistance program in July 2021 and in December 2021 provided $5,000 in relief to past-due accounts for natural gas customers impacted by the COVID-19 pandemic through a rate credit fulfilling this requirement.

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

Pronouncement adopted during the year:

In August 2020, the FASB issued updated accounting guidance on accounting for convertible instruments and contracts in an entity’s own equity. The updated guidance reduces the number of accounting models for convertible debt and convertible preferred stock instruments and makes certain disclosure amendments intended to improve the information provided to users. Additionally, the guidance also amends the derivative guidance for the “own stock” scope exception, which exempts qualifying instruments from being accounted for as derivatives if certain criteria are met. Further, the standard changes the way certain convertible instruments are treated when calculating earnings per share. As permitted, we adopted this updated guidance on January 1, 2022, which did not have a material impact on our consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: the expected timing of closing of our acquisitions; the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions. Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include, among others, the effects of the COVID-19 pandemic, the effects of regulation, abnormal weather, geopolitical forces, changes in capital requirements and funding, our ability to close acquisitions, changes to the capital markets, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such report and those included under the captions “Risk Factors” and this Quarterly Report. As a result, readers are cautioned not to place undue reliance on any forward-looking statements. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

General Information

Essential Utilities, Inc. (“we”, “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated five million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, West Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”), provides water or wastewater services to approximately one-half of the total number of water or wastewater customers we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Additionally, pursuant to the Company’s growth strategy, commencing on March 16, 2020, with the completion of the Peoples Gas Acquisition, the Company began to provide natural gas distribution services to customers in western Pennsylvania, Kentucky, and West Virginia. Approximately 93% of the total number of natural gas utility customers we serve are in western Pennsylvania. The Company also operates market-based businesses, conducted through its non-regulated subsidiaries, that provide utility service line protection solutions and repair services to households and gas marketing and production activities.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Essential Utilities, Inc., which prior to its name change in February 2020 was known as Aqua America, Inc., was formed in 1968 as a holding company for its primary subsidiary, Aqua Pennsylvania, formerly known as Philadelphia Suburban Water Company. For many years, starting in the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and have extended our regulated operations from southeastern Pennsylvania to include our current regulated utility operations in seven other states.   On March 16, 2020, the Company completed the Peoples Gas Acquisition, a natural gas distribution utility, marking its entrance into the regulated natural gas business. The Company seeks to acquire businesses in the U.S. regulated sector, which includes water and wastewater utilities, and other regulated utilities, and to opportunistically pursue growth ventures in select market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated utility businesses.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes.

COVID-19 Pandemic

We provide a critical service to our customers, which means that it is paramount that we keep our employees who operate the business safe and informed while supporting our customers and assuring the continuity of our operations. We continue to monitor the COVID-19 pandemic and take steps to mitigate the potential risks to our business. Since the start of the COVID-19 pandemic, we have implemented protective measures in the field, our plants, and within our offices, which we continuously update for changes in conditions and emerging trends and align with the recommendations of the Centers for Disease Control and Prevention and Federal, State and local health authorities. Our office employees returned to the workplace safely in 2021 and remain working in a hybrid flex schedule as positions allow. We also encouraged employees to become vaccinated. In addition, we are monitoring collections of customer utility accounts, risks present in our supply chain, and increased expenses for costs associated with workforce-related supplies, security and cleaning of company offices and operating facilities, as well as other one-time expenses above the expense amounts included in general rates.

Inflationary Cost Environment

During the three months ended March 31, 2022, we experienced inflationary cost increases in our materials, labor and other operating costs, as well as supply chain pressures as a result of the COVID-19 pandemic and global uncertainties associated with the current conflict in Ukraine and sanctions imposed in response to this conflict. The price of natural gas substantially increased during the first quarter of 2022 and resulted in the significant increase in the revenue and expenses of our Regulated Natural Gas business during the three month period ended March 31, 2022, as compared to the same three month period a year earlier. We expect these pressures to continue throughout 2022. We continue to review the adequacy of our rates as approved by public utility commissions in relation to the increasing cost of providing services and the inherent regulatory lag in adjusting those rates. We also continue to work with our suppliers to monitor and address the risks present in our supply chain. While we have experienced

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

some delays in certain materials, we have been able to adjust our purchasing procedures to secure and stock the necessary materials without materially impacting our operations or capital investment program.

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

During the first three months of 2022, we incurred $183,322 of capital expenditures, expended $50,009 for the acquisition of a wastewater utility system, issued $165,000 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $67,023. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, information technology improvements, and other enhancements and improvements. The issuance of long-term debt was for funds borrowed under our revolving credit facility and used for capital expenditures and general corporate purposes, including a municipal acquisition.

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

At March 31, 2022, we had $58,298 of cash and cash equivalents compared to $10,567 at December 31, 2021. During the first three months of 2022, we used the proceeds from long-term debt and internally generated funds to fund the cash requirements discussed above and to pay dividends.

At March 31, 2022 our $1,000,000 unsecured revolving credit facility, which expires in December 2023, had $570,267 available for borrowing. Additionally, at March 31, 2022, we had short-term lines of credit of $235,500, of which $155,757 was available for borrowing. One of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility with four banks, which is used to provide working capital, and as of March 31, 2022, $50,257 was available for borrowing. Another one of our short-term lines of credit is a Peoples Natural Gas Companies $100,000 364-day unsecured revolving credit facility with two banks, which is used to provide working capital, and as of March 31, 2022, $70,000 was available for borrowing. Our short-term lines of credit of $235,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Consolidated Results of Operations

Consolidated financial and operational highlights for the three month period ended March 31, 2022 and 2021 are presented below.

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)	% change
Operating revenues	$ 699,275	$ 583,565	$ 115,710	19.8%
Operations and maintenance expense	$ 142,581	$ 125,075	$ 17,506	14.0%
Purchased gas	$ 227,712	$ 132,153	$ 95,559	72.3%
Net income	$ 199,376	$ 183,689	$ 15,687	8.5%

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	20.4%	21.4%
Purchased gas	32.6%	22.6%
Depreciation and amortization	11.2%	12.5%
Taxes other than income taxes	3.3%	3.6%
Interest expense, net of interest income	7.6%	8.6%
Net income	28.5%	31.5%

Effective tax rate	-9.5%	2.5%

Consolidated operating revenues increased by $115,710 or 19.8% for the three months ended March 31, 2022, as compared to the same period in 2021. Revenues from our Regulated Water segment, Regulated Natural Gas segment and Other business segment increased by $10,845, $102,068 and $2,797, respectively. Refer below for further details on the changes on Regulated Water and Regulated Natural Gas segment revenues. The increase in our Other business segment revenue is due to higher revenues from our non-regulated natural gas operations.

Consolidated operations and maintenance increased by $17,506 or 14.0%, primarily due to:

•increase in employee related costs of $8,448;

•increase in production costs for water and wastewater operations of $1,526;

•increase in customer assistance surcharge costs of $6,761 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues. These revenues and offsetting expenses increased mainly due to the increase in average gas prices during the first quarter of 2022 compared to the prior period;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $1,343;

•increase in insurance expense of $3,261, which includes the impact of a favorable insurance reserve adjustment of $2,426 during the first quarter of 2021;

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•expenses of $392 associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2022; and,

•offset by the decrease in bad debt expense of $2,930.

Purchased gas increased by $95,559 or 72.3%. Purchased gas represents the cost of gas sold by Peoples for the regulated and non-regulated gas business and has a corresponding offset in revenue. The expense increased primarily due to the 46.9% increase in the average gas commodity prices as compared to the same period in the prior year.

Depreciation expense increased by $6,241 or 8.7% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new utility systems. Amortization decreased by $839 or 64.2% due to a change in the amortization of a regulatory liability in 2022 in our Regulated Water segment.

Taxes other than income taxes increased by $1,966 or 9.3% largely due to an increase in property, utility, and sales and use taxes in our Regulated Natural Gas segment.

Interest expense, net of interest income increased by $2,645 or 5.2% for the quarter primarily due to the increase in average borrowings.

Allowance for funds used during construction (“AFUDC”) increased by $2,905 due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other income decreased by $1,769 compared to the same period in the prior year. The first quarter of 2021 included a recovery of a previously incurred cost of $1,917 that resulted in a recognition of a regulatory asset in the prior period.

Our effective income tax rate was (9.5)% in the first quarter of 2022 and 2.5% in the first quarter of 2021. The decrease in the effective tax rate is primarily attributed to the income tax benefit associated with the tax deduction for qualifying infrastructure and the amortization of the customer surcredit tax repair catch-up adjustment during the first quarter of 2022 in our Regulated Natural Gas segment.

Net income increased by $15,687 or 8.5% primarily as a result of the factors described above.

Segment Results of Operations

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The following tables present selected operating results and statistics for our Regulated Water segment for the three months ended March 31,:

	Three Months Ended March 31,
2022		2021	Increase (Decrease)	% change
Operating revenues	$ 239,198	$ 228,353	$ 10,845	4.7%
Operations and maintenance expense	$ 86,088	$ 78,347	$ 7,741	9.9%
Net income	$ 60,543	$ 64,030	$ (3,487)	-5.4%

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	36.0%	34.3%
Depreciation and amortization, net	20.4%	19.8%
Taxes other than income taxes	6.6%	6.8%
Interest expense, net of interest income	11.5%	11.6%
Net income	25.3%	28.0%

Effective tax rate	11.0%	5.4%

Revenues increased by $10,845 or 4.7% for the first quarter of 2022 as compared to the same period in 2021, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $5,860; and,

•additional water and wastewater revenues of $4,342 associated with a larger customer base due to utility acquisitions and organic growth.

Operations and maintenance expense for the three months ended March 31, 2022 increased by $7,741 or 9.9% was primarily due to the following:

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $1,343;

•increase in employee related costs of $3,641;

•increase in production costs for water and wastewater operations of $1,526;

•expenses of $392 associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2022; and,

•offset by a decrease in bad debt expense of $729.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Depreciation and amortization increased by $3,578 or 7.9% primarily due to continued capital spend, offset by a change in the amortization of a regulated liability in 2022.

Taxes other than income taxes increased by $470 or 3.0%.

Interest expense, net, increased by $1,094 or 4.1% for the quarter primarily due to an increase in average borrowings.

AFUDC increased by $1,902 due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other income increased by $515 or by 36.0%.

Our effective income tax rate for our Regulated Water Segment was 11.0% in the first quarter of 2022 and 5.4% in the first quarter of 2021. The increase the effective tax rate is primarily the result of lower income tax benefit associated with the tax deduction for qualifying infrastructure in the first quarter of 2022 as compared to 2021.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The following tables present selected operating results and statistics for our Regulated Natural Gas segment, for the three months ended March 31:

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)	% change
Operating revenues	$ 445,183	$ 343,115	$ 102,068	29.7%
Operations and maintenance expense	$ 59,452	$ 51,326	$ 8,126	15.8%
Purchased gas	$ 217,306	$ 122,888	$ 94,418	76.8%
Net income	$ 139,486	$ 119,251	$ 20,235	17.0%

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	13.4%	15.0%
Purchased gas	48.8%	35.8%
Depreciation and amortization	6.7%	8.0%
Taxes other than income taxes	1.4%	1.3%
Net income	31.3%	34.8%

Effective tax rate	-23.4%	0.4%

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Therefore, fluctuations in the cost of purchased gas impact operating revenues on a dollar-for-dollar basis, but do not impact gross margin. Management uses gross margin, a non-GAAP financial measure, defined as operating revenues less purchased gas expense, to analyze the financial performance of our Regulated Natural Gas segment, as management believes gross margin provides a meaningful basis for evaluating our natural gas utility operations since purchased gas expenses are included in operating revenues and passed through to customers. The following table shows the reconciliation of gross margin (non-GAAP) to operating revenues (GAAP):

Three Months Ended

March 31,

2022

2021

Operating revenues (GAAP)

$

445,183

$

343,115

Purchased gas

217,306

122,888

Gross margin (non-GAAP)

$

227,877

$

220,227

The term gross margin is not intended to represent operating revenues, the most comparable GAAP financial measure, as an indicator of operating performance. In addition, our measurement of gross margin is not necessarily comparable to similarly titled measures reported by other companies.

Operating revenues from the Regulated Natural Gas segment increased by $102,068 or 29.7% due to:

•impact of higher gas cost of $94,418 during the quarter as compared to the prior quarter;

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•higher usage of $7,812 due to colder weather during the first quarter of 2022 as compared to the same period in 2021;

•increase in customer assistance surcharge of $6,761, which has an equivalent offsetting amount in operations and maintenance expense. These revenues and offsetting expenses increased mainly due to the increase in average gas prices during the first quarter of 2022 compared to the prior period;

•increase of $4,737 due to higher rates and other surcharges; and,

•offset by the tax repair surcredits to customers of $12,487.

Operations and maintenance expense for the three months ended March 31, 2022 increased by $8,126 or 15.8% primarily due to the following:

•increase in employee related costs of $4,183;

•increase in customer assistance surcharge costs of $6,761, which has an equivalent offsetting amount in revenues; and,

•offset by a decrease in bad debt expense of $629.

Purchased gas increased by $94,418 or 76.8%. The increase is largely due to the 46.9% increase in the average gas commodity prices in the first quarter of 2022 as compared to the prior period.

Depreciation and amortization increased by $2,114 or 7.7% primarily due to continued capital spend.

Taxes other than income taxes increased by $1,744 or 39.2% mainly due to an increase in property, utility, and sales and use taxes during the first quarter of 2022 as compared to the same period in 2021.

Interest expense, net, increased by $3,356 or 19.4% for the quarter due to additional borrowings pushed down by Essential Utilities, Inc.

AFUDC increased by $1,003 due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other income increased by $16 or by 3.7%.

Our effective income tax rate was (23.4)% in the first quarter of 2022 and 0.4% in the first quarter of 2021. The decrease in the effective tax rate is primarily attributed to the decrease in the income tax benefit associated with the tax deduction for qualifying infrastructure and the amortization of the catch-up adjustment during the first quarter of 2022 in our Regulated Natural Gas segment.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 15, Recent Accounting Pronouncements, to the consolidated financial statements in this report.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 1, 2022, for additional information on market risks.

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

(b)Changes in Internal Control over Financial Reporting

We are in the process of implementing a new enterprise resource planning (ERP) system for our Regulated Water business segment that enhances our business and financial processes and standardizes some of our information technology systems with our other segments.  In connection with this new ERP implementation, we have updated our internal controls over financial reporting, as necessary, to accommodate modifications in our Regulated Water business processes and accounting procedures. The next phase of the ERP implementation will address the Regulated Water business segment’s customer information system, which includes customer billing, and is expected to go live in the second half of 2023.

Except as described above, there were no changes in our internal control over financial reporting, during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, under “Part 1, Item 1A – Risk Factors.”

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2022:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
January 1 - 31, 2022	256	$53.61	-	-
February 1 - 28, 2022	21,004	$47.48	-	-
March 1 - 31, 2022	30	$47.93	-	-
Total	21,290	$47.56	-	-

(1)These amounts consist of 21,290 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the award vesting.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

May 10, 2022

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer