Form 10-Q
period 2022-06-30
Essential Utilities, Inc.
filed 2022-08-09
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 22, 2022: 262,170,763

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Assets	2022	2021
Property, plant and equipment, at cost	$13,111,170	$12,610,376
Less: accumulated depreciation	2,518,805	2,358,510
Net property, plant and equipment	10,592,365	10,251,866

Current assets:
Cash and cash equivalents	12,976	10,567
Accounts receivable, net	143,385	141,025
Unbilled revenues	79,394	119,896
Inventory - materials and supplies	38,193	33,756
Inventory - gas stored	90,417	75,804
Prepayments and other current assets	31,722	36,597
Regulatory assets	17,208	20,150
Total current assets	413,295	437,795

Regulatory assets	1,511,541	1,429,840
Deferred charges and other assets, net	136,764	141,955
Funds restricted for construction activity	1,313	1,313
Goodwill	2,340,792	2,340,815
Operating lease right-of-use assets	44,713	48,930
Intangible assets	5,381	5,764
Total assets	$15,046,164	$14,658,278

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Liabilities and Equity	2022	2021
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 265,415,337 and 256,102,388 as of June 30, 2022 and December 31, 2021	$132,707	$128,050
Capital in excess of par value	3,715,975	3,705,814
Retained earnings	1,577,442	1,434,201
Treasury stock, at cost, 3,244,664 and 3,234,765 shares as of June 30, 2022 and December 31, 2021	(84,092)	(83,615)
Total stockholders' equity	5,342,032	5,184,450

Long-term debt, excluding current portion	6,135,390	5,815,211
Less: debt issuance costs	47,654	35,707
Long-term debt, excluding current portion, net of debt issuance costs	6,087,736	5,779,504
Commitments and contingencies (See Note 13)

Current liabilities:
Current portion of long-term debt	120,931	132,146
Loans payable	4,703	65,000
Accounts payable	194,105	192,932
Book overdraft	20,659	81,722
Accrued interest	43,384	40,815
Accrued taxes	34,457	37,924
Regulatory liabilities	1,878	384
Other accrued liabilities	124,008	124,140
Total current liabilities	544,125	675,063

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,511,182	1,406,537
Customers' advances for construction	109,457	103,619
Regulatory liabilities	755,651	769,617
Asset retirement obligations	1,268	1,256
Operating lease liabilities	41,736	48,230
Pension and other postretirement benefit liabilities	28,698	50,226
Other	28,328	43,666
Total deferred credits and other liabilities	2,476,320	2,423,151

Contributions in aid of construction	595,951	596,110
Total liabilities and equity	$15,046,164	$14,658,278

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Three Months Ended
	June 30,
	2022	2021
Operating revenues	$448,756	$397,032

Operating expenses:
Operations and maintenance	134,981	127,515
Purchased gas	75,143	44,897
Depreciation	77,425	72,764
Amortization	1,751	1,408
Taxes other than income taxes	21,720	21,120
Total operating expenses	311,020	267,704

Operating income	137,736	129,328

Other expense (income):
Interest expense	55,221	52,036
Interest income	(824)	(338)
Allowance for funds used during construction	(6,151)	(4,906)
Gain on sale of other assets	(478)	(223)
Other	(423)	(1,941)
Income before income taxes	90,391	84,700
Provision for income taxes	8,100	3,786
Net income	$82,291	$80,914

Comprehensive income	$82,291	$80,914

Net income per common share:
Basic	$0.31	$0.32
Diluted	$0.31	$0.32

Average common shares outstanding during the period:
Basic	262,099	254,769
Diluted	262,558	255,441

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Operating revenues	$1,148,031	$980,597

Operating expenses:
Operations and maintenance	277,562	252,590
Purchased gas	302,855	177,050
Depreciation	155,303	144,401
Amortization	2,219	2,715
Taxes other than income taxes	44,727	42,161
Total operating expenses	782,666	618,917

Operating income	365,365	361,680

Other expense (income):
Interest expense	108,857	102,805
Interest income	(1,433)	(725)
Allowance for funds used during construction	(11,990)	(7,840)
Gain on sale of other assets	(478)	(303)
Other	(2,125)	(5,412)
Income before income taxes	272,534	273,155
Provision for income taxes (benefit)	(9,133)	8,552
Net income	$281,667	$264,603

Comprehensive income	$281,667	$264,603

Net income per common share:
Basic	$1.08	$1.04
Diluted	$1.07	$1.04

Average common shares outstanding during the period:
Basic	262,026	254,667
Diluted	262,545	255,268

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		June 30,	December 31,
		2022	2021
Stockholders' equity:
Common stock, $0.50 par value		$132,707	$128,050
Capital in excess of par value		3,715,975	3,705,814
Retained earnings		1,577,442	1,434,201
Treasury stock, at cost		(84,092)	(83,615)
Total stockholders' equity		5,342,032	5,184,450

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	2,029	2,341
1.00% to 1.99%	2023 to 2039	8,892	9,341
2.00% to 2.99%	2022 to 2058	311,075	312,751
3.00% to 3.99%	2022 to 2056	1,355,474	1,359,284
4.00% to 4.99%	2023 to 2059	1,282,991	1,286,024
5.00% to 5.99%	2023 to 2043	15,715	16,119
6.00% to 6.99%	2022 to 2036	32,417	32,475
7.00% to 7.99%	2022 to 2027	28,504	28,980
8.00% to 8.99%	2025 to 2025	2,424	2,772
9.00% to 9.99%	2026 to 2026	11,800	11,800
		3,051,321	3,061,887

Notes payable to bank under revolving credit agreement, variable rate, due 2023		140,000	300,000
Unsecured notes payable:
Amortizing notes at 3.00% due 2022		-	20,470
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59% due 2029 through 2050		1,125,000	1,125,000
Notes at 4.28%, due 2049		500,000	500,000
Notes at 5.30%, due 2052		500,000	-
Notes ranging from 5.64% to 5.95%, due 2022 through 2034		40,000	40,000
Total long-term debt		6,256,321	5,947,357

Current portion of long-term debt		120,931	132,146
Long-term debt, excluding current portion		6,135,390	5,815,211
Less: debt issuance costs		47,654	35,707
Long-term debt, excluding current portion, net of debt issuance costs		6,087,736	5,779,504

Total capitalization		$11,429,768	$10,963,954

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2021	$128,050	$3,705,814	$1,434,201	$(83,615)	$5,184,450
Net income	-	-	199,376	-	199,376
Dividends of March 1, 2022 ($0.2682 per share)	-	-	(67,821)	-	(67,821)
Dividends of June 1, 2022 ($0.2682 per share)	-	-	(67,863)	-	(67,863)
Issuance of common stock under dividend reinvestment plan (93,833 shares)	47	4,070	-	-	4,117
Repurchase of stock (21,290 shares)	-	-	-	(1,012)	(1,012)
Equity compensation plan (57,052 shares)	29	(29)	-	-	-
Exercise of stock options (28,516 shares)	14	998	-	-	1,012
Stock-based compensation	-	2,716	(136)	-	2,580
Other	-	(9)	-	270	261
Balance at March 31, 2022	$128,140	$3,713,560	$1,497,757	$(84,357)	$5,255,100
Net income	-	-	82,291	-	82,291
Dividends of June 1, 2022 ($0.2682 per share)	-	-	(2,424)	-	(2,424)
Issuance of common stock from stock purchase contracts (9,029,461 shares)	4,515	(4,515)	-	-	-
Issuance of common stock under dividend reinvestment plan (92,889 shares)	47	4,007	-	-	4,054
Repurchase of stock (305 shares)	-	-	-	(15)	(15)
Equity compensation plan (4,736 shares)	2	(2)	-	-	-
Exercise of stock options (6,462 shares)	3	224	-	-	227
Stock-based compensation	-	2,725	(182)	-	2,543
Other	-	(24)	-	280	256
Balance at June 30, 2022	$132,707	$3,715,975	$1,577,442	$(84,092)	$5,342,032

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2020	$124,285	$3,379,057	$1,261,862	$(81,327)	$4,683,877
Net income	-	-	183,689	-	183,689
Dividends of March 1, 2021 ($0.2507 per share)	-	-	(61,520)	-	(61,520)
Issuance of common stock under dividend reinvestment plan (98,904 shares)	49	4,112	-	-	4,161
Repurchase of stock (76,105 shares)	-	-	-	(3,262)	(3,262)
Equity compensation plan (192,407 shares)	97	(97)	-	-	-
Exercise of stock options (20,201 shares)	10	704	-	-	714
Stock-based compensation	-	2,631	(174)	-	2,457
Other	-	(31)	-	256	225
Balance at March 31, 2021	$124,441	$3,386,376	$1,383,857	$(84,333)	$4,810,341
Net income	-	-	80,914	-	80,914
Dividends of June 1, 2021 ($0.2507 per share)	-	-	(61,584)	-	(61,584)
Issuance of common stock under dividend reinvestment plan (90,654 shares)	46	4,049	-	-	4,095
Repurchase of stock (364 shares)	-	-	-	(17)	(17)
Equity compensation plan (4,874 shares)	2	(2)	-	-	-
Exercise of stock options (22,786 shares)	11	781	-	-	792
Stock-based compensation	-	2,316	(146)	-	2,170
Other	-	(148)	-	252	104
Balance at June 30, 2021	$124,500	$3,393,372	$1,403,041	$(84,098)	$4,836,815

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$281,667	$264,603
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	157,522	147,116
Deferred income taxes	(13,810)	19,594
Provision for doubtful accounts	12,793	16,511
Stock-based compensation	5,471	5,053
Gain on sale of other assets	(478)	(808)
Net change in receivables, inventory and prepayments	6,742	55,561
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(4,222)	(78,587)
Pension and other postretirement benefits contributions	(14,564)	(12,971)
Other	(14,819)	(3,204)
Net cash flows from operating activities	416,302	412,868
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $3,013 and $1,393	(424,645)	(404,557)
Acquisitions of utility systems, net	(50,010)	-
Net proceeds from the sale of other assets	485	960
Other	157	(184)
Net cash flows used in investing activities	(474,013)	(403,781)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	5,796	8,988
Repayments of customers' advances	(901)	(1,961)
Net repayments of short-term debt	(60,297)	(6,349)
Proceeds from long-term debt	770,376	760,176
Repayments of long-term debt	(464,585)	(619,477)
Change in cash overdraft position	(61,061)	(30,595)
Proceeds from issuance of common stock under dividend reinvestment plan	8,171	8,256
Proceeds from exercised stock options	1,239	1,506
Repurchase of common stock	(1,027)	(3,279)
Dividends paid on common stock	(138,108)	(123,104)
Other	517	329
Net cash flows from (used in) financing activities	60,120	(5,510)
Net change in cash and cash equivalents	2,409	3,577
Cash and cash equivalents at beginning of period	10,567	4,827
Cash and cash equivalents at end of period	$12,976	$8,404

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$94,473	$74,752
Non-cash customer advances and contributions in aid of construction	8,789	17,651

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at June 30, 2022, the unaudited consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2022 and 2021, and the consolidated statements of cash flows and of equity for the six months ended June 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of only recurring accruals, which are necessary to present a fair statement of its consolidated balance sheets, consolidated statements of equity, consolidated statements of operations and comprehensive income, and consolidated cash flow for the periods presented, have been made.

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

In the preparation of these financial statements and related disclosures, we have assessed the impact that the COVID-19 pandemic and the global geopolitical uncertainties (“major events”) has had on our estimates, assumptions, forecasts, and accounting policies. Because of the essential nature of our business, we do not believe these major events had a material impact on our estimates, assumptions and forecasts used in the preparation of our financial statements, although we continue to monitor this closely. As these major events are continuing to evolve, future events and effects related to these major events cannot be determined with precision, and actual results could significantly differ from our estimates or forecasts.

There have been no changes to the summary of significant accounting policies previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	June 30, 2022				June 30, 2021
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$149,542	30,653	95,942	-	$144,415	$24,312	$83,760	$-
Commercial	41,025	6,973	18,853	-	37,967	5,268	14,850	-
Fire protection	9,547	-	-	-	8,919	-	-	-
Industrial	7,604	432	957	-	7,747	410	521	-
Gas transportation & storage	-	-	40,573	-	-	-	37,789	-
Other water	15,899	-	-	-	12,714	-	-	-
Other wastewater	-	3,507	-	-	-	2,564	-	-
Other utility	-	-	11,840	3,325	-	-	5,971	3,489
Revenues from contracts with customers	223,617	41,565	168,165	3,325	211,762	32,554	142,891	3,489
Alternative revenue program	1,109	(161)	176	-	421	(50)	(5)	-
Other and eliminations	(545)	-	-	11,505	-	-	-	5,970
Consolidated	$224,181	$41,404	$168,341	$14,830	$212,183	$32,504	$142,886	$9,459

	Six Months Ended				Six Months Ended
	June 30, 2022				June 30, 2021
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$280,830	$57,148	381,048	$-	$277,272	$48,673	$297,953	$-
Commercial	76,145	13,038	75,893	-	71,155	10,263	55,871	-
Fire protection	18,740	-	-	-	17,964	-	-	-
Industrial	14,785	776	2,799	-	14,736	854	1,478	-
Gas transportation & storage	-	-	119,747	-	-	-	115,593	-
Other water	33,250	-	-	-	23,157	-	-	-
Other wastewater	-	6,005	-	-	-	4,314	-	-
Other utility	-	-	35,066	6,240	-	-	15,151	7,315
Revenues from contracts with customers	423,750	76,967	614,553	6,240	404,284	64,104	486,046	7,315
Alternative revenue program	1,724	(188)	-	-	830	(4)	206	-
Other and eliminations	(545)	-	-	25,530	-	-	-	17,816
Consolidated	$424,929	$76,779	$614,553	$31,770	$405,114	$64,100	$486,252	$25,131

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

Water and Wastewater Utility Acquisitions – Pending Completion

In July 2022, the Company’s subsidiary, Aqua Pennsylvania Wastewater, was granted a one-year exclusivity agreement by the board of the Bucks County Water and Sewer Authority (“BCWSA”) regarding the sale of the county’s wastewater assets. Aqua Pennsylvania Wastewater made an offer to purchase the BCWSA’s wastewater assets for a purchase price of $885,000 plus adjustments for additional utility assets acquired by BCWSA, and capital expenditures prior to closing. In addition, an agreement is proposed where Aqua Pennsylvania Wastewater will continue to make payments to the seller after closing to acquire additional wastewater treatment capacity as required by customer growth over time. The award is conditioned upon several items, including a final vote by the BCWSA and entering into a definitive agreement in which Aqua will buy and BCWSA will sell the wastewater assets.

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

The purchase price for these pending acquisitions are subject to certain adjustments at closing, and are subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of these acquisitions by utilizing our revolving credit facility until permanent debt and common equity are secured. The closings of our acquisitions of East Whiteland Township and Willistown Township are expected to occur during the third quarter of 2022, while the Oak Brook acquisition is expected to occur during the fourth quarter of 2022. The closings of our Shenandoah Borough, Beaver Falls, and Southern Oaks acquisitions are expected to occur in the first half of 2023. Closing for our utility acquisitions are subject to the timing of the respective regulatory approval processes.

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

The administrative law judges in the regulatory approval process recommended that the Company’s application be denied, and subsequently, the Company provided exceptions to the recommended decision. On March 30, 2021, the Pennsylvania Public Utility Commission (“PUC”) ruled that the case be remanded back to the Office of Administrative Law Judge (“ALJ”) and vacated the original administrative law judges’ recommended decision (“2021 Order”). This 2021 Order was also appealed to the Commonwealth Court by Delaware County, and a decision is expected in the next several months.

After the PUC issued the 2021 Order, on April 16, 2021, the administrative law judge issued an order staying the proceeding until the Delaware County Court lawsuit is final and unappealable. On March 25, 2022, the Company sent a letter notifying the PUC of the March 3, 2022 Commonwealth Court decision and requested that the PUC move forward with processing the application. Several parties responded to the Company’s letter and referenced the issues in the second appeal before Commonwealth Court regarding the 2021 Order. On July 14, 2022, the Commission moved to lift the stay imposed by the ALJ, and required the ALJ to establish a schedule on remand for the proceeding.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 4 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2021	$58,527	$2,277,447	$4,841	$2,340,815
Reclassification to utility plant acquisition adjustment	(23)	-	-	(23)
Balance at June 30, 2022	$58,504	$2,277,447	$4,841	$2,340,792

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Tangible Equity Units

On April 23, 2019, the Company issued $690,000, less expenses of $16,358, of its tangible equity units (the “Units”), with a stated amount of $50.00 per unit. This issuance was part of the permanent financing to close the Peoples Gas Acquisition. Each Unit consisted of a prepaid stock purchase contract and an amortizing note, each issued by the Company. The amortizing notes had an initial principal amount of $8.62909, or $119,081 in aggregate, and yielded interest at a rate of 3.00% per year, and paid equal quarterly per unit cash installments of $0.75 per amortizing note (except for the July 30, 2019 installment payment, which was $0.80833 per amortizing note), that constituted a payment of interest and a partial repayment of principal. This cash payment in the aggregate was equivalent to 6.00% per year with respect to each $50.00 stated amount of the Units. The amortizing notes represented unsecured senior obligations of the Company.

Certain holders of the tangible equity units had early settled their prepaid stock purchase contracts prior to the due date, and, in exchange, the Company issued shares of its common stock. During April 2022, 981,919 stock purchase contracts were early settled by the holders of the contracts, resulting in the issuance of 1,166,107 shares of the Company’s common stock. On May 2, 2022, the remaining 6,621,315 stock purchase contracts were each mandatorily settled for 1.18758 shares of the Company’s common stock, and in the aggregate the Company issued 7,863,354 shares of its common stock. Additionally, the final quarterly installment payment was made, which resulted in the complete pay-off of the amortizing notes.

Long-term Debt and Loans Payable

On May 20, 2022, the Company issued $500,000 of long-term debt (the “Senior Notes”), less expenses of $5,815, due in 2052 with an interest rate of 5.30%. The Company used the net proceeds from the issuance of Senior Notes to (1) to repay $49,700 of borrowings under the Aqua Pennsylvania’s 364-day revolving credit facility and $410,000 of borrowings under the Company’s existing five-year unsecured revolving credit facility, and (2) for general corporate purposes.

On June 30, 2022, the following debt amendments were executed: (1) Peoples Natural Gas Companies amended its 364-day revolving credit agreement primarily to increase the amount of the facility from $100,000 to $300,000 and to update the termination date of the facility to June 29, 2023, and (2) Aqua Pennsylvania amended its 364-day revolving credit agreement primarily to update the termination date of the facility to June 29, 2023 to coincide with the term of the Peoples Natural Gas Companies’ facility.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 6 – Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the three and six months ended June 30, 2022 and 2021.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of June 30, 2022 and December 31, 2021, the carrying amount of the Company’s loans payable was $4,703 and $65,000, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents, is determined based on Level 1 methods and assumptions. As of June 30, 2022 and December 31, 2021, the carrying amounts of the Company's cash and cash equivalents was $12,976 and $10,567, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of June 30, 2022 and December 31, 2021, the carrying amount of these securities was $25,630 and $28,576, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

Unrealized gain and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net gain (loss) recognized during the period on equity securities	$(459)	$251	$(737)	$499
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$(459)	$251	$(737)	$499

The net gain (loss) recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	June 30,	December 31,
	2022	2021
Carrying amount	$6,256,321	$5,947,357
Estimated fair value	5,545,498	6,482,499

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company’s customers’ advances for construction have a carrying value of $109,457 as of June 30, 2022, and $103,619 as of December 31, 2021. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates. Portions of these non-interest-bearing instruments are payable annually through 2032, and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest-bearing feature.

Note 7 – Net Income per Common Share

Basic net income per common share is based on the weighted average number of common shares outstanding and the weighted average minimum number of shares issued upon settlement of the stock purchase contracts issued under the tangible equity units. Diluted net income per common share is based on the weighted average number of common shares outstanding and potentially dilutive shares. The dilutive effect of employee stock-based compensation and shares issuable under the forward equity sale agreement (from the date the Company entered into the forward equity sale agreement to the settlement date) are included in the computation of diluted net income per common share. The dilutive effect of stock-based compensation and shares issuable under the forward equity sale agreement are calculated using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation and settlement of the forward equity sale agreement. The treasury stock method assumes that the proceeds from stock-based compensation and settlement of the forward equity sale agreement are used to purchase the Company’s common stock at the average market price during the period. The following table summarizes the shares, in thousands, used in computing basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Average common shares outstanding during the period for basic computation	262,099	254,769	262,026	254,667
Effect of dilutive securities:
Forward equity sale agreement	-	285	-	147
Tangible equity units	-	-	-	-
Employee stock-based compensation	459	387	519	454
Average common shares outstanding during the period for diluted computation	262,558	255,441	262,545	255,268

For the three and six months ended June 30, 2022, the weighted average impact of 2,830,021 and 5,912,617 shares, respectively, were included in the basic computation of the average common shares outstanding based on the number of shares that were issued upon settlement of the stock purchase contracts under the tangible equity units. For both the three and six months ended June 30, 2021, the minimum settlement amount of the stock purchase contracts under the tangible equity units of 9,091,179 shares were considered outstanding for the basic computation of the average common shares outstanding.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The number of outstanding employee stock options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was 83,080 for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, all of the Company’s outstanding employee stock options were included in the calculations of diluted net income per share as there were no anti-dilutive employee stock options. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

Note 8 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the Plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At June 30, 2022, 1,804,222 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation within operations and maintenance expenses	$1,692	$1,290	$3,342	$2,931
Income tax benefit	485	364	952	826

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the PSU transactions for the six months ended June 30, 2022:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	355,384	$42.19
Granted	160,245	42.31
Forfeited	(18,150)	44.46
Nonvested share units at end of period	497,479	42.15

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the six months ended June 30, 2022 and 2021 was $42.31 and $43.18, respectively. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months. The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation within operations and maintenance expenses	$727	$761	$1,504	$1,365
Income tax benefit	209	212	428	381

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the RSU transactions for the six months ended June 30, 2022:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	193,687	$43.76
Granted	71,376	45.10
Stock units vested and issued	(54,926)	36.76
Forfeited	(6,621)	44.77
Nonvested stock units at end of period	203,516	46.12

The per unit weighted-average fair value at the date of grant for RSUs granted during the six months ended June 30, 2022 and 2021 was $45.10 and $44.44, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation within operations and maintenance expenses	$141	$90	$241	$301
Income tax benefit	41	26	69	86

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used in the application of this valuation model:

2022
Expected term (years)	5.48
Risk-free interest rate	1.92%
Expected volatility	26.50%
Dividend yield	2.37%
Grant date fair value per option	$9.34

The Company did not grant stock options for the six months ended June 30, 2021.

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

The following table summarizes stock option transactions for the six months ended June 30, 2022:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	813,492	$35.37
Granted	84,296	45.19
Forfeited	(2,344)	41.78
Expired	(125)	35.94
Exercised	(34,978)	35.42
Outstanding at end of period	860,341	$36.32	6.7	$8,199

Exercisable at end of period	777,449	$35.37	6.4	$8,144

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation within operations and maintenance expenses	$13	$12	$25	$106
Income tax benefit	3	4	7	31

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes restricted stock transactions for the six months ended June 30, 2022:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock at beginning of period	1,068	$46.83
Granted	-	-
Vested	-	-
Nonvested restricted stock at end of period	1,068	$46.83

The Company did not grant restricted stock for the six months ended June 30, 2022.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation within operations and maintenance expenses	$165	$175	$357	$350
Income tax benefit	47	51	103	101

The following table summarizes stock award transactions for the six months ended June 30, 2022:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	7,660	46.66
Vested	(7,660)	(46.66)
Nonvested stock awards at end of period	-	-

The weighted-average fair value at the date of grant for stock awards granted during the six months ended June 30, 2022 and 2021 was $46.66 and $45.28, respectively.

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

The following tables provide the components of net periodic benefit (credit) cost for the Company’s pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Service cost	$707	$876	$1,414	$1,953
Interest cost	3,202	3,255	6,403	6,316
Expected return on plan assets	(5,894)	(5,791)	(11,789)	(11,698)
Amortization of prior service cost	134	140	268	280
Amortization of actuarial loss	436	727	871	1,797
Net periodic benefit cost (credit)	$(1,415)	$(793)	$(2,833)	$(1,352)

	Other
	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Service cost	$477	$699	$955	$1,398
Interest cost	843	839	1,685	1,678
Expected return on plan assets	(1,126)	(1,039)	(2,251)	(2,078)
Amortization of prior service credit	-	(108)	-	(216)
Amortization of actuarial loss	(334)	55	(668)	110
Net periodic benefit cost	$(140)	$446	$(279)	$892

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

There were $14,564 cash contributions made to the Pension Plan during the first six months of 2022.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 10 – Rate Activity

On May 16, 2022, the Company’s regulated water and wastewater operating subsidiary in Pennsylvania, Aqua Pennsylvania, received an order from the Pennsylvania Public Utility Commission that allowed base rate increases that would increase total annual operating revenues by $69,251. New rates went into effect on May 19, 2022. At the time the rate order was received, the rates in effect also included $35,470 in Distribution System Improvement Charges (“DSIC”), which was 7.2% above prior base rates. Consequently, the aggregate base rates increased by $104,721 since the last base rate increase and DSIC was reset to zero.

On January 3, 2022, the Company’s natural gas operating division in Kentucky received an order from the Kentucky Public Service Commission resulting in an increase of $5,238 in annual revenues, and new rates went into effect on January 4, 2022. On June 7, 2022, an additional $260 was approved and made effective by the Commission, resulting from a rehearing requested by the operating division.

On June 30, 2022, the Company’s regulated water and wastewater operating subsidiary in North Carolina, Aqua North Carolina, filed an application with the North Carolina Utilities Commission designed to increase rates by $18,064 in the first year of new rates being implemented, then an additional $4,303 and $4,577 in the second and third years, respectively.

A base rate case is also underway for our water and wastewater utility operating divisions in Ohio which is expected to increase operating revenues by $5,483 annually based on a settlement agreement that remains subject to approval by the Public Utilities Commission of Ohio. New rates are expected to be effective in the third or fourth quarter of 2022.

During the first six months of 2022, the Company’s two other water utility operating divisions in Ohio were granted base rate increases designed to increase total operating revenues on an annual basis by $1,378. Further, during the first six months of 2022, the Company received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $6,789 in its water and wastewater utility operating divisions in Pennsylvania, North Carolina, and Illinois.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 11 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Property	$8,239	$9,570	$16,253	$17,284
Gross receipts, excise and franchise	4,017	3,949	8,117	7,633
Payroll	4,778	4,718	11,439	11,474
Regulatory assessments	1,812	847	3,577	1,685
Pumping fees	1,947	1,464	3,323	2,590
Other	927	572	2,018	1,495
Total taxes other than income	$21,720	$21,120	$44,727	$42,161

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents information about the Company’s reportable segments:

	Three Months Ended				Three Months Ended
	June 30, 2022				June 30, 2021
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$269,355	$167,729	$11,672	$448,756	$248,177	$141,562	$7,293	$397,032
Operations and maintenance expense	92,815	44,907	(2,741)	134,981	77,801	52,334	(2,620)	127,515
Purchased gas	-	63,392	11,751	75,143	-	39,788	5,109	44,897
Depreciation and amortization	50,260	29,131	(215)	79,176	45,546	28,121	505	74,172
Taxes other than income taxes	15,562	5,614	544	21,720	16,044	4,638	438	21,120
Operating income	110,718	24,685	2,333	137,736	108,786	16,681	3,861	129,328
Interest expense, net (a)	27,604	19,171	7,622	54,397	27,122	20,422	4,154	51,698
Allowance for funds used during construction	(5,347)	(804)	-	(6,151)	(4,438)	(468)	-	(4,906)
Other	(1,728)	10	817	(901)	(1,940)	(439)	215	(2,164)
Income before income taxes	90,189	6,308	(6,106)	90,391	88,042	(2,834)	(508)	84,700
Provision for income taxes (benefit)	13,847	(5,170)	(577)	8,100	9,193	(4,739)	(668)	3,786
Net income (loss)	$76,342	$11,478	$(5,529)	$82,291	$78,849	$1,905	$160	$80,914

	Six Months Ended				Six Months Ended
	June 30, 2022				June 30, 2021
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$508,553	$612,912	$26,566	$1,148,031	$476,530	$484,677	$19,390	$980,597
Operations and maintenance expense	178,903	104,359	(5,700)	277,562	156,148	103,660	(7,218)	252,590
Purchased gas	-	280,698	22,157	302,855	-	162,676	14,374	177,050
Depreciation and amortization	98,976	58,835	(289)	157,522	90,684	55,711	721	147,116
Taxes other than income taxes	31,453	11,805	1,469	44,727	31,465	9,085	1,611	42,161
Operating income (loss)	199,221	157,215	8,929	365,365	198,233	153,545	9,902	361,680
Interest expense, net	55,159	39,823	12,442	107,424	53,582	37,719	10,779	102,080
Allowance for funds used during construction	(10,496)	(1,493)	(1)	(11,990)	(7,685)	(155)	-	(7,840)
Other	(3,673)	(434)	1,504	(2,603)	(3,369)	(867)	(1,479)	(5,715)
Income before income taxes	158,231	119,319	(5,016)	272,534	155,705	116,848	602	273,155
Provision for income taxes (benefit)	21,346	(31,645)	1,166	(9,133)	12,826	(4,307)	33	8,552
Net income (loss)	$136,885	$150,964	$(6,182)	$281,667	$142,879	$121,155	$569	$264,603
Capital expenditures	$216,612	$207,394	$639	$424,645	$247,911	$156,252	$394	$404,557

(a) The regulated water and regulated natural gas segments report interest expense that includes long-term debt that was pushed-down to the regulated operating subsidiaries from Essential Utilities, Inc.

	June 30,	December 31,
	2022	2021
Total assets:
Regulated water	$8,645,314	$8,403,586
Regulated natural gas	6,121,964	5,960,602
Other	278,886	294,090
Consolidated	$15,046,164	$14,658,278

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 13 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of June 30, 2022, the aggregate amount of $16,941 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, the Company has insurance coverage for certain of these loss contingencies, and as of June 30, 2022, estimates that approximately $2,255 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

During a portion of 2019, the Company initiated a do not consume advisory for some of its water customers in one division served by the Company’s Illinois subsidiary. The do not consume advisory was lifted in 2019 and, in 2022, the water system was determined to be in compliance with the federal Lead and Copper Rule. During the second quarter of 2021, an immaterial amount was accrued for the portion of the fine or penalty that we determined to be probable and estimable of being incurred.  In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint seeks class action certification, attorney's fees, and "damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park, Illinois. The complaint contains allegations of damages as a result of supplied water that exceeded the standards established by the federal Lead and Copper Rule. The complaint is in the discovery phase and class certification has not been granted. The Company is vigorously defending against this claim. A claim for the expenses incurred has been submitted to the Company’s insurance carrier for potential recovery of a portion of these costs, and on August 3, 2020, the Company received $2,874 in insurance proceeds. The Company continues to assess the potential loss contingency on this matter. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no other pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $2,470 at June 30, 2022 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14 – Income Taxes

The Company’s effective tax rate was 9.0% and (3.4)% for the three and six months ended June 30, 2022, respectively.  The Company’s effective tax rate was 4.5% and 3.1% for the three and six months ended June 30, 2021, respectively.   The increase in the effective tax rate for the second quarter of the year is primarily attributed to a decrease in the amortization of certain regulatory liabilities associated with deferred taxes. The decrease in the effective tax rate for the first half of the year is primarily attributed to an increase in our income tax benefit associated with the tax deduction for qualifying infrastructure and the amortization of the customer surcredit tax repair catch-up adjustment during 2022 in our Regulated Natural Gas segment.  The statutory Federal tax rate is 21% for the three and six months ended June 30, 2022 and 2021. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.99% for all periods presented. In determining its interim tax provision, the Company reflects its estimated permanent and flow-through tax differences for the taxable year.

The Company uses a method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas subsidiary, its largest natural gas subsidiary in Pennsylvania that allows a tax deduction for qualifying utility asset improvement costs. Consistent with the Company’s accounting for differences between book and tax expenditures in Pennsylvania in its other regulated subsidiaries, the Company uses the flow-through method to account for this timing difference. In addition, the Company calculated the income tax benefits for qualifying capital expenditures made prior to the date of its acquisition in March 16, 2020 (“catch-up adjustment”) and recognized a regulatory liability for $160,655 for these income tax benefits. On May 6, 2021, the Pennsylvania Public Utility Commission approved a settlement order which stipulates, among other points, that the catch-up adjustment be provided by a surcredit to utility customers over a five-year period beginning August 2021, and the Company can continue to use flow-through accounting for the current tax repair benefit until its next base rate case. During the second quarter and the first six months of 2022, $4,751 and $17,238, respectively, of income tax benefits were amortized as refunds to Peoples Natural Gas customers.

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

General Information

Essential Utilities, Inc. (formerly known as Aqua America, Inc.) (“we”, “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated five million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, West Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”), provides water or wastewater services to approximately one-half of the total number of water or wastewater customers we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Additionally, pursuant to the Company’s growth strategy, commencing on March 16, 2020, with the completion of the Peoples Gas Acquisition, the Company began to provide natural gas distribution services to customers in western Pennsylvania, Kentucky, and West Virginia. Approximately 93% of the total number of natural gas utility customers we serve are in western Pennsylvania. The Company also operates market-based businesses, conducted through its non-regulated subsidiaries, that provide utility service line protection solutions and repair services to households and gas marketing and production activities.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

For many years, starting in the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and have extended our regulated operations from southeastern Pennsylvania to include our current regulated utility operations in seven other states.   On March 16, 2020, the Company completed the Peoples Gas Acquisition, a natural gas distribution utility, marking its entrance into the regulated natural gas business. The Company seeks to acquire businesses in the U.S. regulated sector, focusing on water and wastewater utilities and to opportunistically pursue growth ventures in select market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated utility businesses.

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

Inflationary Cost Environment

During the six months ended June 30, 2022, we experienced inflationary cost increases in our materials, labor and other operating costs, as well as supply chain pressures as a result of the COVID-19 pandemic and global uncertainties associated with the current conflict in Ukraine and sanctions imposed in response to this conflict. The price of natural gas substantially increased and resulted in the significant increase in the revenue and expenses of our Regulated Natural Gas business during the six month period ended June 30, 2022, as compared to the same period a year earlier. We expect these pressures to continue throughout 2022. We continue to review the adequacy of our rates as approved by public utility commissions in relation to the increasing cost of providing services and the inherent regulatory lag in adjusting those rates. We also continue to work with our suppliers to monitor and address the risks present in our supply chain. While we have experienced some delays in certain materials, we have been

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

able to adjust our purchasing procedures to secure and stock the necessary materials without materially impacting our operations or capital investment program.

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

During the first six months of 2022, we incurred $424,645 of capital expenditures, expended $50,010 for the acquisition of a wastewater utility system, issued $770,376 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $524,882. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, information technology improvements, and other enhancements and improvements. The issuance of long-term debt was for funds borrowed under our revolving credit facility and used for capital expenditures and general corporate purposes, including a municipal acquisition.

On May 20, 2022, the Company issued $500,000 of long-term debt (the “Senior Notes”), less expenses of $5,815, due in 2052 with an interest rate of 5.30%. The Company used the net proceeds from the issuance of Senior Notes to (1) to repay $49,700 of borrowings under the Aqua Pennsylvania’s 364-day revolving credit facility and $410,000 of borrowings under the Company’s existing five-year unsecured revolving credit facility, and (2) for general corporate purposes.

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

At June 30, 2022, we had $12,976 of cash and cash equivalents compared to $10,567 at December 31, 2021. During the first six months of 2022, we used the proceeds from long-term debt and internally generated funds to fund the cash requirements discussed above and to pay dividends.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

At June 30, 2022 our $1,000,000 unsecured revolving credit facility, which expires in December 2023, had $840,117 available for borrowing. Additionally, at June 30, 2022, we had short-term lines of credit of $435,500, primarily used for working capital, of which $430,797 was available for borrowing. One of our short-term lines of credit is a Peoples Natural Gas Companies’ 364-day unsecured revolving credit facility, which as of June 30, 2022, was amended to increase the amount available on the facility from $100,000 to $300,000 and to update the termination date to June 29, 2023. Another one of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility, which was also amended on June 30, 2022, to update its termination date to June 29, 2023 to coincide with the Peoples Natural Gas Companies revolving credit facility. As of June 30, 2022, $300,000 and $95,297 were available for borrowing from the Peoples Natural Gas Companies and Aqua Pennsylvania 364-day revolving credit facilities, respectively. Our short-term lines of credit of $435,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

Results of Operations

Consolidated Results of Operations

Consolidated financial and operational highlights for the periods ended June 30, 2022 and 2021 are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues	$448,756	$397,032	$1,148,031	$980,597
Operations and maintenance expense	$134,981	$127,515	$277,562	$252,590
Purchased gas	$75,143	$44,897	$302,855	$177,050
Net income	$82,291	$80,914	$281,667	$264,603

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	30.1%	32.1%	24.2%	25.8%
Purchased gas	16.7%	11.3%	26.4%	18.1%
Depreciation and amortization	17.6%	18.7%	13.7%	15.0%
Taxes other than income taxes	4.8%	5.3%	3.9%	4.3%
Interest expense, net of interest income	12.1%	13.0%	9.4%	10.4%
Net income	18.3%	20.4%	24.5%	27.0%

Effective tax rate	9.0%	4.5%	-3.4%	3.1%

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Three months ended June 30, 2022 compared with three months ended June 30, 2021

For the three months ended June 30, 2022, consolidated operating revenues increased by $51,724 or 13.0% as compared to the same period in 2021. Revenues from our Regulated Water segment, Regulated Natural Gas segment and Other business segment increased by $21,178, $26,167 and $4,379, respectively. Refer below for further details on the changes on Regulated Water and Regulated Natural Gas segment revenues. The increase in our Other business segment revenue is due to higher revenues from our non-regulated natural gas operations.

Consolidated operations and maintenance increased by $7,466 or 5.9%, primarily due to:

•increase in production costs for water and wastewater operations of $1,475;

•increase in customer assistance surcharge costs of $606 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues. These revenues and offsetting expenses increased mainly due to the increase in average gas prices as compared to the prior period;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $2,239;

•increase in insurance expense of $1,424 due to higher insurance claims;

•increase in legal expenses of $1,467;

•increase in outside services and maintenance expenses of $7,962 in our Regulated Water segment; and,

•expenses of $164, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2022;

•offset by the decrease in bad debt expense of $788; and,

•a decrease in expenses of $6,149 in our Regulated Gas Segment primarily driven by higher capitalization of general and administrative costs as a result of greater capital spend in the current period.

Purchased gas increased by $30,246 or 67.4%. Purchased gas represents the cost of gas sold by Peoples for the regulated and non-regulated gas business and has a corresponding offset in revenue. The expense increased primarily due to the 190.7% increase in the average gas commodity prices in the second quarter of 2022 as compared to the same period in the prior year.

Depreciation and amortization expense increased by $5,004 or 6.7% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new utility systems.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Interest expense, net of interest income increased by $2,699 or 5.2% for the quarter primarily due to the increase in average borrowings.

Allowance for funds used during construction (“AFUDC”) increased by $1,245 or by 25.4% due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other income, inclusive of gain on sale of other assets, decreased by $1,263 or by 58.4% due to lower credits recognized from postretirement benefits as compared with the same period in the prior year.

Our effective income tax rate was 9.0% in the second quarter of 2022 and 4.5% in the second quarter of 2021. The increase is primarily attributed to a decrease in the amortization of certain regulatory liabilities associated with deferred taxes.

Six months ended June 30, 2022 compared with six months ended June 30, 2021

Consolidated operating revenues increased by $167,434 or 17.1% for the six months ended June 30, 2022, as compared to the same period in 2021. Revenues from our Regulated Water segment, Regulated Natural Gas segment and Other business segment increased by $32,023, $128,235 and $7,176, respectively. A detailed discussion of the factors contributing to the changes in segment net revenue is included below under the section, Segment Results of Operations. The increase in our Other business segment revenue is due to higher revenues from our non-regulated natural gas operations.

Consolidated operations and maintenance increased by $24,972 or 9.9%, primarily due to:

•increase in employee related costs of $9,002;

•increase in production costs for water and wastewater operations of $3,001;

•increase in customer assistance surcharge costs of $7,367 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues. These revenues and offsetting expenses increased mainly due to the increase in average gas prices during the first six months of 2022 compared to the prior period;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $3,582;

•increase in insurance expense of $4,685, which includes the impact of a favorable insurance reserve adjustment of $2,426 during the first quarter of 2021;

•increase in legal expenses of $1,280,

•increase in outside services and maintenance expenses of $7,962 in our Regulated Water segment;

and,

•expenses of $376, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2022;

•offset by the decrease in bad debt expense of $3,718; and,

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•a decrease in expenses of $6,149 in our Regulated Gas Segment due to higher capitalization as a result of greater capital spend in the current period.

Purchased gas increased by $125,805 or 71.1%. Purchased gas represents the cost of gas sold by Peoples for the regulated and non-regulated gas business and has a corresponding offset in revenue. The expense increased primarily due to the 103.7% increase in the average gas commodity prices during the first six months of 2022 as compared to the same period in the prior year.

Depreciation and amortization expense increased by $10,406 or 7.1% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new utility systems.

Taxes other than income taxes increased by $2,566 or 6.1% largely due to an increase in sales and use taxes and regulatory fees in our Regulated Natural Gas segment and pumping fees in our Aqua Texas subsidiary, offset by the decrease in property taxes during the period as compared with prior period.

Interest expense, net of interest income, increased by $5,344 or 5.2% for the quarter primarily due to the increase in average borrowings.

Allowance for funds used during construction (“AFUDC”) increased by $4,150 or by 52.9% due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other income, inclusive of gain on sale of assets, decreased by $3,112 or by 54.5% compared to the same period in the prior year. The first quarter of 2021 included a recovery of a previously incurred cost of $1,917 that resulted in a recognition of a regulatory asset in the prior period. Additionally, during the first half of 2022, there were lower credits recognized from postretirement benefits as compared with the same period in the prior year.

Our effective income tax rate was (3.4)% in the first six months of 2022 and 3.1% in the first six months of 2021. The decrease in the effective tax rate for the first half of the year is primarily attributed to an increase in our income tax benefit associated with the tax deduction for qualifying infrastructure and the amortization of the customer surcredit tax repair catch-up adjustment during the first six months of 2022 in our Regulated Natural Gas segment.

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

The following tables present selected operating results and statistics for our Regulated Water segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues	$269,355	$248,177	$508,553	$476,530
Operations and maintenance expense	$92,815	$77,801	$178,903	$156,148
Net income	$76,342	$78,849	$136,885	$142,879

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	34.5%	31.3%	35.2%	32.8%
Depreciation and amortization	18.7%	18.4%	19.5%	19.0%
Taxes other than income taxes	5.8%	6.5%	6.2%	6.6%
Interest expense, net of interest income	10.2%	10.9%	10.8%	11.2%
Net income	28.3%	31.8%	26.9%	30.0%

Effective tax rate	15.4%	10.4%	13.5%	8.2%

Three months ended June 30, 2022 compared with three months ended June 30, 2021

Revenues from our Regulated Water segment increased by $21,178 or 8.5% for the second quarter of 2022 as compared to the same period in 2021, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $10,044;

•increase in volume consumption of $3,943, and,

•additional water and wastewater revenues of $6,215 associated with a larger customer base due to utility acquisitions and organic growth.

Operations and maintenance expense for the three months ended June 30, 2022 increased by $15,014 or 19.3% was primarily due to the following:

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $2,239;

•increase in production costs for water and wastewater operations of $1,475;

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•expenses of $164, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2022;

•increase in legal expense of $1,266; and,

•increase in outside services and maintenance expenses of $7,962 in our Regulated Water segment

Depreciation and amortization increased by $4,714 or 10.3% primarily due to continued capital spend.

AFUDC increased by $909 or by 20.5% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Our effective income tax rate for our Regulated Water Segment was 15.4% in the second quarter of 2022 and 10.4% in the second quarter of 2021. The increase in the effective tax rate is primarily the result of lower income tax benefit associated with the tax deduction for qualifying infrastructure in the second quarter of 2022 as compared to 2021.

Six months ended June 30, 2022 compared with six months ended June 30, 2021

Revenues increased by $32,023 or 6.7%% for the first six months of 2022 as compared to the same period in 2021, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $15,904;

•increase in volume consumption of $4,226, and,

•additional water and wastewater revenues of $10,557 associated with a larger customer base due to utility acquisitions and organic growth.

Operations and maintenance expense for the six months ended June 30, 2022 increased by $22,755 or 14.6% was primarily due to the following:

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $3,582;

•increase in employee related costs of $3,781;

•increase in production costs for water and wastewater operations of $3,001;

•expenses of $376, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2022;

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•increase in legal expenses of $1,073; and,

•increase in outside services and maintenance expenses of $7,962 in our Regulated Water segment during the second quarter of 2022 as compared with the prior period.

Depreciation and amortization increased by $8,292 or 9.1% primarily due to continued capital spend, offset by a change in the amortization of a regulated liability in 2022.

Interest expense, net, increased by $1,576 or 2.9% for the quarter primarily due to an increase in average borrowings.

AFUDC increased by $2,811 or 36.6% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Our effective income tax rate for our Regulated Water Segment was 13.5% in the first six months of 2022 and 8.2% in the first six months of 2021. The increase in the effective tax rate is primarily the result of lower income tax benefit associated with the tax deduction for qualifying infrastructure in the first six months of 2022 as compared to 2021.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The following tables present selected operating results and statistics for our Regulated Natural Gas segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues	$167,729	$141,562	$612,912	$484,677
Operations and maintenance expense	$44,907	$52,334	$104,359	$103,660
Purchased gas	$63,392	$39,788	$280,698	$162,676
Net income	$11,478	$1,905	$150,964	$121,155

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	26.8%	37.0%	17.0%	21.4%
Purchased gas	37.8%	28.1%	45.8%	33.6%
Depreciation and amortization	17.4%	19.9%	9.6%	11.5%
Taxes other than income taxes	3.3%	3.3%	1.9%	1.9%
Interest expense, net of interest income	11.4%	14.4%	6.5%	7.8%
Net income	6.8%	1.3%	24.6%	25.0%

Effective tax rate	-82.0%	167.2%	-26.5%	-3.7%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating revenues (GAAP)	$167,729	$141,562	$612,912	$484,677
Purchased gas	63,392	39,788	280,698	162,676
Gross margin (non-GAAP)	$104,337	101,774	$332,214	$322,001

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

Three months ended June 30, 2022 compared with three months ended June 30, 2021

Operating revenues from the Regulated Natural Gas segment increased by $26,167 or 18.5% due to:

•impact of higher gas cost of $23,604 during the quarter as compared to the prior period;

•higher gas consumption of $2,332;

•increase in customer assistance surcharge of $606, which has an equivalent offsetting amount in operations and maintenance expense. These revenues and offsetting expenses increased mainly due to the increase in average gas prices during the second quarter of 2022 compared to the prior period; and,

•increase of $2,601 due to higher rates and other surcharges;

•offset by the tax repair surcredits to customers of $4,751.

Operations and maintenance expense for the three months ended June 30, 2022 decreased by $7,427 or 14.2% primarily due to the following:

•increase in customer assistance surcharge costs of $606, which has an equivalent offsetting amount in revenues;

•offset by a decrease in bad debt expense of $1,156; and,

•a decrease in expenses of $6,149 in our Regulated Gas Segment primarily driven by higher capitalization as a result of greater capital spend in the current period.

Purchased gas increased by $23,604 or 59.3%. The increase is largely due to the 190.7% increase in the average gas commodity prices in the second quarter of 2022 as compared to the prior period.

Depreciation and amortization increased by $1,010 or 3.6% primarily due to continued capital spend.

Taxes other than income taxes increased by $976 or 21.0% largely due to increase in sales and use taxes and regulatory fees.

Interest expense, net, decreased by $1,251 or 6.1% for the quarter due to higher interest expense during the second quarter in 2021 that did not continue in 2022.

Our effective income tax rate was (82.0)% in the second quarter of 2022 and 167.2% in the second quarter of 2021. The decrease in the effective tax rate is primarily attributed to the increase in the income tax benefit associated with the tax deduction for qualifying infrastructure and the amortization of the catch-up adjustment during the second quarter of 2022 in our Regulated Natural Gas segment.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Six months ended June 30, 2022 compared with six months ended June 30, 2021

Operating revenues from the Regulated Natural Gas segment increased by $128,235 or 26.5% due to:

•impact of higher gas cost of $118,023 during the period compared to the prior period;

•higher usage of $10,990 due to colder than normal weather during the first half of 2022 as compared to the same period in 2021;

•increase in customer assistance surcharge of $7,367, which has an equivalent offsetting amount in operations and maintenance expense. These revenues and offsetting expenses increased mainly due to the increase in average gas prices during the first half of 2022 compared to the prior period; and,

•increase of $5,968 due to higher rates and other surcharges;

•offset by the tax repair surcredits to customers of $17,238.

Operations and maintenance expense for the six months ended June 30, 2022 increased by $699 or 0.7% primarily due to the following:

•increase in employee related costs of $4,259; and,

•increase in customer assistance surcharge costs of $7,367, which has an equivalent offsetting amount in revenues;

•offset by a decrease in bad debt expense of $1,785; and,

•a decrease in expenses of $6,149 during the second quarter of 2022 in our Regulated Gas Segment primarily driven by higher capitalization as a result of greater capital spend in the current period.

Purchased gas increased by $118,022 or 72.6%. The increase is largely due to the 103.7% increase in the average gas commodity prices in the first six months of 2022 as compared to the prior period.

Depreciation and amortization increased by $3,124 or 5.6% primarily due to continued capital spend.

Taxes other than income taxes increased by $2,720 or 29.9% mainly due to an increase in sales and use taxes and regulatory fees during the first quarter of 2022 as compared to the same period in 2021.

Interest expense, net, increased by $2,104 or 5.6% due to additional borrowings pushed down by Essential Utilities, Inc.

AFUDC increased by $1,339 due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Our effective income tax rate was (26.5)% in the first half of 2022 and (3.7)% in the first half of 2021. The decrease in the effective tax rate is primarily attributed to the increase in the income tax benefit associated with the tax deduction for qualifying infrastructure and the amortization of the catch-up adjustment during the first half of 2022 in our Regulated Natural Gas segment.

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

(b)Changes in Internal Control over Financial Reporting

We have implemented a new enterprise resource planning (ERP) system for our Regulated Water business segment that enhances our business and financial processes and standardizes some of our information technology systems with our other segments.  In connection with this new ERP implementation, we have updated our internal controls over financial reporting, as necessary, to accommodate modifications in our Regulated Water business processes and accounting procedures.

Except as described above, there were no changes in our internal control over financial reporting, during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, under “Part 1, Item 1A – Risk Factors.”

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended June 30, 2022:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
April 1 - 30, 2022	47	$51.75	-	-
May 1 -31, 2022	66	$49.31	-	-
June 1 - 30, 2022	192	$47.01	-	-
Total	305	$48.24	-	-

(1)These amounts consist of 305 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the award vesting.

Item 6 – Exhibits

Exhibit No.	Description
4.1

Fifth Supplemental Indenture, dated April 19, 2021, between Essential Utilities, Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2021)

4.2

Sixth Supplemental Indenture, dated May 20,2022, between Essential Utilities, Inc. and U.S. Bank Trust Company National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2022)

10.1*	Second Amendment to Credit Agreement, dated June 30, 2022, by and between PNG Companies, LLC and PNC Bank, National Association, TD Bank, N.A., and Citizens Bank N.A

10.2*	Sixth Amendment to Credit Agreement, dated June 30, 2022, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A., TD Bank, N.A., and The Huntington National Bank

31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 9, 2022

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer