Form 10-Q
period 2022-09-30
Essential Utilities, Inc.
filed 2022-11-09
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 21, 2022: 262,290,857

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Assets	2022	2021
Property, plant and equipment, at cost	$13,468,046	$12,610,376
Less: accumulated depreciation	2,592,368	2,358,510
Net property, plant and equipment	10,875,678	10,251,866

Current assets:
Cash and cash equivalents	23,366	10,567
Accounts receivable, net	119,803	141,025
Unbilled revenues	82,643	119,896
Inventory - materials and supplies	41,565	33,756
Inventory - gas stored	188,147	75,804
Prepayments and other current assets	39,241	36,597
Regulatory assets	46,541	20,150
Total current assets	541,306	437,795

Regulatory assets	1,300,554	1,429,840
Deferred charges and other assets, net	172,236	141,955
Funds restricted for construction activity	1,336	1,313
Goodwill	2,340,792	2,340,815
Operating lease right-of-use assets	43,095	48,930
Intangible assets	4,795	5,764
Total assets	$15,279,792	$14,658,278

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Liabilities and Equity	2022	2021
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 265,530,007 and 256,102,388 as of September 30, 2022 and December 31, 2021	$132,764	$128,050
Capital in excess of par value	3,723,523	3,705,814
Retained earnings	1,570,652	1,434,201
Treasury stock, at cost, 3,239,286 and 3,234,765 shares as of September 30, 2022 and December 31, 2021	(83,837)	(83,615)
Total stockholders' equity	5,343,102	5,184,450

Long-term debt, excluding current portion	6,220,973	5,815,211
Less: debt issuance costs	47,345	35,707
Long-term debt, excluding current portion, net of debt issuance costs	6,173,628	5,779,504
Commitments and contingencies (See Note 13)

Current liabilities:
Current portion of long-term debt	149,926	132,146
Loans payable	213,235	65,000
Accounts payable	217,597	192,932
Book overdraft	17,396	81,722
Accrued interest	75,305	40,815
Accrued taxes	33,316	37,924
Regulatory liabilities	1,196	384
Other accrued liabilities	140,122	124,140
Total current liabilities	848,093	675,063

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,304,548	1,406,537
Customers' advances for construction	121,247	103,619
Regulatory liabilities	771,734	769,617
Asset retirement obligations	1,274	1,256
Operating lease liabilities	39,657	48,230
Pension and other postretirement benefit liabilities	54,309	50,226
Other	25,929	43,666
Total deferred credits and other liabilities	2,318,698	2,423,151

Contributions in aid of construction	596,271	596,110
Total liabilities and equity	$15,279,792	$14,658,278

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Three Months Ended
	September 30,
	2022	2021
Operating revenues	$434,618	$361,860

Operating expenses:
Operations and maintenance	151,361	139,355
Purchased gas	52,041	25,488
Depreciation	80,471	72,606
Amortization	2,259	1,901
Taxes other than income taxes	22,625	21,058
Total operating expenses	308,757	260,408

Operating income	125,861	101,452

Other expense (income):
Interest expense	60,488	52,132
Interest income	(1,510)	(565)
Allowance for funds used during construction	(5,812)	(6,082)
Gain on sale of other assets	(299)	(320)
Other	(441)	4,019
Income before income taxes	73,435	52,268
Provision for income taxes	4,797	1,765
Net income	$68,638	$50,503

Comprehensive income	$68,638	$50,503

Net income per common share:
Basic	$0.26	$0.20
Diluted	$0.26	$0.19

Average common shares outstanding during the period:
Basic	262,213	258,773
Diluted	262,754	259,437

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
Operating revenues	$1,582,649	$1,342,457

Operating expenses:
Operations and maintenance	428,923	391,945
Purchased gas	354,896	202,538
Depreciation	235,774	217,007
Amortization	4,478	4,616
Taxes other than income taxes	67,352	63,219
Total operating expenses	1,091,423	879,325

Operating income	491,226	463,132

Other expense (income):
Interest expense	169,345	154,937
Interest income	(2,943)	(1,290)
Allowance for funds used during construction	(17,802)	(13,922)
Gain on sale of other assets	(777)	(623)
Other	(2,566)	(1,393)
Income before income taxes	345,969	325,423
Provision for income taxes (benefit)	(4,336)	10,317
Net income	$350,305	$315,106

Comprehensive income	$350,305	$315,106

Net income per common share:
Basic	$1.34	$1.23
Diluted	$1.33	$1.23

Average common shares outstanding during the period:
Basic	262,089	256,051
Diluted	262,641	256,763

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		September 30,	December 31,
		2022	2021
Stockholders' equity:
Common stock, $0.50 par value		$132,764	$128,050
Capital in excess of par value		3,723,523	3,705,814
Retained earnings		1,570,652	1,434,201
Treasury stock, at cost		(83,837)	(83,615)
Total stockholders' equity		5,343,102	5,184,450

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	1,875	2,341
1.00% to 1.99%	2023 to 2039	8,637	9,341
2.00% to 2.99%	2022 to 2057	310,613	312,751
3.00% to 3.99%	2022 to 2056	1,353,168	1,359,284
4.00% to 4.99%	2023 to 2059	1,281,330	1,286,024
5.00% to 5.99%	2023 to 2052	15,402	16,119
6.00% to 6.99%	2022 to 2036	32,388	32,475
7.00% to 7.99%	2022 to 2027	28,441	28,980
8.00% to 8.99%	2025 to 2025	2,245	2,772
9.00% to 9.99%	2026 to 2026	11,800	11,800
		3,045,899	3,061,887

Notes payable to bank under revolving credit agreement, variable rate, due 2023		260,000	300,000
Unsecured notes payable:
Amortizing notes at 3.00% due 2022		-	20,470
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59% due 2029 through 2050		1,125,000	1,125,000
Notes at 4.28%, due 2049		500,000	500,000
Notes at 5.30%, due 2052		500,000	-
Notes ranging from 5.64% to 5.95%, due 2022 through 2034		40,000	40,000
Total long-term debt		6,370,899	5,947,357

Current portion of long-term debt		149,926	132,146
Long-term debt, excluding current portion		6,220,973	5,815,211
Less: debt issuance costs		47,345	35,707
Long-term debt, excluding current portion, net of debt issuance costs		6,173,628	5,779,504

Total capitalization		$11,516,730	$10,963,954

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2021	$128,050	$3,705,814	$1,434,201	$(83,615)	$5,184,450
Net income	-	-	199,376	-	199,376
Dividends of March 1, 2022 ($0.2682 per share)	-	-	(67,821)	-	(67,821)
Dividends of June 1, 2022 ($0.2682 per share)	-	-	(67,863)	-	(67,863)
Issuance of common stock under dividend reinvestment plan (93,833 shares)	47	4,070	-	-	4,117
Repurchase of stock (21,290 shares)	-	-	-	(1,012)	(1,012)
Equity compensation plan (57,052 shares)	29	(29)	-	-	-
Exercise of stock options (28,516 shares)	14	998	-	-	1,012
Stock-based compensation	-	2,716	(136)	-	2,580
Other	-	(9)	-	270	261
Balance at March 31, 2022	$128,140	$3,713,560	$1,497,757	$(84,357)	$5,255,100
Net income	-	-	82,291	-	82,291
Dividends of June 1, 2022 ($0.2682 per share)	-	-	(2,424)	-	(2,424)
Issuance of common stock from stock purchase contracts (9,029,461 shares)	4,515	(4,515)	-	-	-
Issuance of common stock under dividend reinvestment plan (92,889 shares)	47	4,007	-	-	4,054
Repurchase of stock (305 shares)	-	-	-	(15)	(15)
Equity compensation plan (4,736 shares)	2	(2)	-	-	-
Exercise of stock options (6,462 shares)	3	224	-	-	227
Stock-based compensation	-	2,725	(182)	-	2,543
Other	-	(24)	-	280	256
Balance at June 30, 2022	$132,707	$3,715,975	$1,577,442	$(84,092)	$5,342,032
Net income	-	-	68,638	-	68,638
Dividends of September 1, 2022 ($0.2870 per share)	-	-	(75,246)	-	(75,246)
Issuance of common stock under dividend reinvestment plan (89,123 shares)	44	4,206	-	-	4,250
Repurchase of stock (604 shares)	-	-	-	(29)	(29)
Equity compensation plan (6,555 shares)	3	(3)	-	-	-
Exercise of stock options (18,992 shares)	10	660	-	-	670
Stock-based compensation	-	2,702	(182)	-	2,520
Other	-	(17)	-	284	267
Balance at September 30, 2022	$132,764	$3,723,523	$1,570,652	$(83,837)	$5,343,102

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2020	$124,285	$3,379,057	$1,261,862	$(81,327)	$4,683,877
Net income	-	-	183,689	-	183,689
Dividends of March 1, 2021 ($0.2507 per share)	-	-	(61,520)	-	(61,520)
Issuance of common stock under dividend reinvestment plan (98,904 shares)	49	4,112	-	-	4,161
Repurchase of stock (76,105 shares)	-	-	-	(3,262)	(3,262)
Equity compensation plan (192,407 shares)	97	(97)	-	-	-
Exercise of stock options (20,201 shares)	10	704	-	-	714
Stock-based compensation	-	2,631	(174)	-	2,457
Other	-	(31)	-	256	225
Balance at March 31, 2021	$124,441	$3,386,376	$1,383,857	$(84,333)	$4,810,341
Net income	-	-	80,914	-	80,914
Dividends of June 1, 2021 ($0.2507 per share)	-	-	(61,584)	-	(61,584)
Issuance of common stock under dividend reinvestment plan (90,654 shares)	46	4,049	-	-	4,095
Repurchase of stock (364 shares)	-	-	-	(17)	(17)
Equity compensation plan (4,874 shares)	2	(2)	-	-	-
Exercise of stock options (22,786 shares)	11	781	-	-	792
Stock-based compensation	-	2,316	(146)	-	2,170
Other	-	(148)	-	252	104
Balance at June 30, 2021	$124,500	$3,393,372	$1,403,041	$(84,098)	$4,836,815
Net income	-	-	50,503	-	50,503
Dividends of September 1, 2021 ($0.2682 per share)	-	-	(67,758)	-	(67,758)
Issuance of common stock from stock purchase contracts (127,749 shares)	64	(64)	-	-	-
Issuance of common stock under dividend reinvestment plan (92,993 shares)	46	4,295	-	-	4,341
Issuance of common stock from forward equity sale agreement (6,700,000 shares)	3,350	296,389	-	-	299,739
Repurchase of stock (176 shares)	-	-	-	(8)	(8)
Equity compensation plan (5,337 shares)	2	(2)	-	-	-
Exercise of stock options (54,672 shares)	28	1,759	-	-	1,787
Stock-based compensation	-	2,328	(155)	-	2,173
Other	-	18	-	252	270
Balance at September 30, 2021	$127,990	$3,698,095	$1,385,631	$(83,854)	$5,127,862

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$350,305	$315,106
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	240,252	221,623
Deferred income taxes	(12,794)	12,645
Provision for doubtful accounts	18,519	21,220
Stock-based compensation	8,164	7,343
Gain on sale of other assets	(777)	(1,208)
Net change in receivables, inventory and prepayments	(116,804)	(20,488)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	65,845	16,181
Pension and other postretirement benefits contributions	(20,390)	(15,109)
Other	(13,161)	4,539
Net cash flows from operating activities	519,159	561,852
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $4,527 and $2,885	(719,688)	(675,845)
Acquisitions of utility systems, net	(104,383)	(36,325)
Net proceeds from the sale of other assets	797	1,420
Other	205	(120)
Net cash flows used in investing activities	(823,069)	(710,870)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	10,732	12,473
Repayments of customers' advances	(1,726)	(3,091)
Net proceeds (repayments) of short-term debt	148,235	(31,616)
Proceeds from long-term debt	944,882	795,153
Repayments of long-term debt	(521,792)	(717,816)
Change in cash overdraft position	(64,326)	(23,255)
Proceeds from issuance of common stock under dividend reinvestment plan	12,421	12,597
Proceeds from issuance of common stock from forward equity sale agreement	-	299,739
Proceeds from exercised stock options	1,909	3,293
Repurchase of common stock	(1,056)	(3,287)
Dividends paid on common stock	(213,354)	(190,862)
Other	784	599
Net cash flows from financing activities	316,709	153,927
Net change in cash and cash equivalents	12,799	4,909
Cash and cash equivalents at beginning of period	10,567	4,827
Cash and cash equivalents at end of period	$23,366	$9,736

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$97,777	$78,727
Non-cash customer advances and contributions in aid of construction	21,736	30,075

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at September 30, 2022, the unaudited consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2022 and 2021, and the consolidated statements of cash flows and of equity for the nine months ended September 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of only recurring accruals, which are necessary to present a fair statement of its consolidated balance sheets, consolidated statements of equity, consolidated statements of operations and comprehensive income, and consolidated cash flow for the periods presented, have been made.

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

In the preparation of these financial statements and related disclosures, we have assessed the impact that the ongoing COVID-19 pandemic and the global geopolitical uncertainties (“major events”) have had on our estimates, assumptions, forecasts, and accounting policies. Because of the essential nature of our business, we do not believe these major events had a material impact on our estimates, assumptions and forecasts used in the preparation of our financial statements, although we continue to monitor this closely. As these major events are continuing to evolve, future events and effects related to these major events cannot be determined with precision, and actual results could significantly differ from our estimates or forecasts.

There have been no changes to the summary of significant accounting policies previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	September 30, 2022				September 30, 2021
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$173,798	32,806	65,631	-	$148,247	$25,147	$49,838	$-
Commercial	49,026	8,769	15,180	-	42,318	5,839	9,534	-
Fire protection	9,934	-	-	-	8,866	-	-	-
Industrial	9,291	466	990	-	8,217	401	415	-
Gas transportation & storage	-	-	26,824	-	-	-	27,794	-
Other water	11,920	-	-	-	14,539	-	-	-
Other wastewater	-	2,175	-	-	-	2,495	-	-
Other utility	-	-	11,096	2,362	-	-	7,488	3,241
Revenues from contracts with customers	253,969	44,216	119,721	2,362	222,187	33,882	95,069	3,241
Alternative revenue program	669	60	-	-	527	22	-	-
Other and eliminations	545	-	-	13,076	-	-	-	6,932
Consolidated	$255,183	$44,276	$119,721	$15,438	$222,714	$33,904	$95,069	$10,173

	Nine Months Ended				Nine Months Ended
	September 30, 2022				September 30, 2021
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$454,628	89,954	446,679	-	$425,519	$73,820	$347,790	$-
Commercial	125,171	21,807	91,073	-	113,473	16,102	65,404	-
Fire protection	28,674	-	-	-	26,830	-	-	-
Industrial	24,076	1,242	3,789	-	22,954	1,256	1,894	-
Gas transportation & storage	-	-	146,571	-	-	-	143,387	-
Other water	45,170	-	-	-	37,696	-	-	-
Other wastewater	-	8,180	-	-	-	6,808	-	-
Other utility	-		46,162	8,602	-	-	22,639	10,556
Revenues from contracts with customers	677,719	121,183	734,274	8,602	626,472	97,986	581,114	10,556
Alternative revenue program	2,393	(128)	-	-	1,357	18	206	-
Other and eliminations	-	-	-	38,606	-	-	-	24,748
Consolidated	$680,112	$121,055	$734,274	$47,208	$627,829	$98,004	$581,320	$35,304

Note 3 – Acquisitions

Water and Wastewater Utility Acquisitions - Completed

In August 2022, the Company acquired the municipal wastewater assets of East Whiteland Township, Chester County, Pennsylvania, which serves approximately 3,895 customers, for a cash purchase price of $54,374.

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

Water and Wastewater Utility Acquisitions – Pending Completion

In August 2022, the Company entered into a purchase agreement to acquire a portion of the water and wastewater utility assets of the Village of Frankfort, an Illinois municipality, which serves approximately 1,422 customers for $1,400.

In July 2022, the Company’s subsidiary, Aqua Pennsylvania Wastewater, was granted a one-year exclusivity agreement by the board of the Bucks County Water and Sewer Authority (“BCWSA”) regarding the sale of the county’s wastewater assets. Aqua Pennsylvania Wastewater made an offer to purchase the BCWSA’s wastewater assets for a purchase price of $885,000 plus adjustments for additional utility assets acquired by BCWSA, and capital expenditures prior to closing. In September 2022, the BCWSA board voted to cease discussions on the sale of its wastewater assets.

In December 2021, the Company entered into a purchase agreement to acquire the water utility assets of the Southern Oaks Water System, which serves approximately 740 customers for $3,300. In October 2021, the Company entered into a purchase agreement to acquire the wastewater utility assets of the City of Beaver Falls, Pennsylvania which consists of approximately 7,600 customers for $41,250. In July 2021, the Company entered into a purchase agreement to acquire the water utility assets of Shenandoah Borough, Pennsylvania which consists of approximately 2,930 customers for $12,000.  In April 2021, the Company entered into a purchase agreement to acquire certain water or wastewater utility assets of Oak Brook, Illinois which consists of approximately 4,000 customers for $12,500. In January 2021, the Company entered into a purchase agreement to acquire the wastewater utility system assets of Willistown Township, Pennsylvania, which consist of approximately 2,300 customers, for $17,500.

The purchase price for these pending acquisitions are subject to certain adjustments at closing, and are subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of these acquisitions by utilizing our revolving credit facility until permanent debt and common equity are secured. The closing of our Oak Brook acquisition is expected to occur during the fourth quarter of 2022, and the rest of the pending acquisitions are expected to close in 2023. Closing for our utility acquisitions are subject to the timing of the respective regulatory approval processes.

DELCORA Purchase Agreement

In September 2019, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consists of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

municipalities in Southeast Pennsylvania for $276,500. In May 2020, Delaware County, Pennsylvania filed a lawsuit alleging that DELCORA does not have the legal authority to establish and fund a customer trust with the net proceeds of the transaction. In December 2020, the judge in the Delaware County Court lawsuit issued an order that (1) the County cannot interfere with the purchase agreement between DELCORA and the Company; (2) the County cannot terminate DELCORA prior to the closing of the transaction; and (3) the establishment of the customer trust was valid. Delaware County appealed this decision to Commonwealth Court of Pennsylvania. On March 3, 2022, the Commonwealth Court issued a decision finding that Delaware County can dissolve the Authority if it so chooses, but the purchase agreement must be upheld regardless of who is operating the system. The case was remanded back to the trial court for the entry of an order consistent with the Commonwealth Court’s opinion. On November 2, 2022, the Delaware County Court of Common Pleas denied Delaware County’s Application for Determination of Finality and indicated that its previous order already constituted a final order that addressed the claims of all parties.

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

After the PUC issued the 2021 Order, on April 16, 2021, the administrative law judge issued an order staying the proceeding until the Delaware County Court lawsuit is final and unappealable. On March 25, 2022, the Company sent a letter notifying the PUC of the March 3, 2022 Commonwealth Court decision and requested that the PUC move forward with processing the application. Several parties responded to the Company’s letter and referenced the issues in the second appeal before Commonwealth Court regarding the 2021 Order. On July 14, 2022, the Commission moved to lift the stay imposed by the ALJ, and required the ALJ to establish a schedule on remand for the proceeding. The published procedural schedule has the proceeding concluding in June 2023.

The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of this acquisition by the issuance of common stock and by utilizing our revolving credit facility until permanent debt is secured. Closing of our acquisition of DELCORA is expected to occur in 2023, subject to the timing of the regulatory approval process and Delaware County’s on-going litigation.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 4 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2021	$58,527	$2,277,447	$4,841	$2,340,815
Reclassification to utility plant acquisition adjustment	(23)	-	-	(23)
Balance at September 30, 2022	$58,504	$2,277,447	$4,841	$2,340,792

The reclassification of goodwill to utility plant acquisition adjustment results from a mechanism approved by the applicable utility commission. The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with some acquisitions upon achieving specific objectives.

As of July 31, 2022, the Company performed a qualitative assessment for its annual test of the goodwill attributable for each of its reporting units for impairment. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results, operating costs and cost impacts, as well as issues or events specific to the reporting unit. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units exceeded their carrying value and that none of the Company’s goodwill was impaired.

The estimated fair value of each reporting unit is derived from valuation techniques that require significant judgment and estimates. Adverse regulatory actions or changes in significant assumptions, including discount and growth rates, utility sector market performance and comparable transaction multiples, and projected operating and capital cash flows, could potentially result in future impairments.

Note 5 – Capitalization

At-the-Market Offering

On October 14, 2022, the Company entered into at-the market sales agreements (“ATM”) with third-party sales agents, under which the Company may offer and sell shares of its common stock, from time to time, at its option, having an aggregate gross offering price of up to $500,000 pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-255235). The Company intends to use the net proceeds from the sales of shares through the ATM for working capital, capital expenditures, water and wastewater utility acquisitions and repaying outstanding indebtedness. As of the date of this report, the Company has not sold any shares under the ATM.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Long-term Debt and Loans Payable

In October 2022, Aqua Pennsylvania issued $125,000 of first mortgage bonds due in 2052 with interest rates of 4.50%. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

On May 20, 2022, the Company issued $500,000 of long-term debt (the “Senior Notes”), less expenses of $5,815, due in 2052 with an interest rate of 5.30%. The Company used the net proceeds from the issuance of Senior Notes to (1) to repay $49,700 of borrowings under the Aqua Pennsylvania’s 364-day revolving credit facility and $410,000 of borrowings under the Company’s existing five year unsecured revolving credit facility, and (2) for general corporate purposes.

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

Note 6 – Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the three and nine months ended September 30, 2022 and 2021.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of September 30, 2022 and December 31, 2021, the carrying amount of the Company’s loans payable was $213,235 and $65,000, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents, is determined based on Level 1 methods and assumptions. As of September 30, 2022 and December 31, 2021, the carrying amounts of the Company's cash and cash equivalents was $23,366 and $10,567, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of September 30, 2022 and December 31, 2021,

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

the carrying amount of these securities was $24,717 and $28,576, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

Unrealized gain and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net gain (loss) recognized during the period on equity securities	$(257)	$196	$(994)	$695
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$(257)	$196	$(994)	$695

The net gain (loss) recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	September 30,	December 31,
	2022	2021
Carrying amount	$6,370,899	$5,947,357
Estimated fair value	5,268,656	6,482,499

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $121,247 as of September 30, 2022, and $103,619 as of December 31, 2021. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates. Portions of these non-interest-bearing instruments are payable annually through 2032, and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest-bearing feature.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Average common shares outstanding during the period for basic computation	262,213	258,773	262,089	256,051
Effect of dilutive securities:
Forward equity sale agreement	-	223	-	216
Tangible equity units	-	-	-	-
Employee stock-based compensation	541	441	552	496
Average common shares outstanding during the period for diluted computation	262,754	259,437	262,641	256,763

On May 2, 2022, all of the remaining stock purchase contracts under the tangible equity units were mandatorily settled. For the nine months ended September 30, 2022, the weighted average impact of 3,920,087 shares were included in the basic computation of the average common shares outstanding based on the number of shares that were issued upon settlement of the stock purchase contracts under the tangible equity units. For the three and nine months ended September 30, 2021, the minimum settlement amount of the stock purchase contracts under the tangible equity units of 9,022,040 and 9,067,879 shares, respectively, were considered outstanding for the basic computation of the average common shares outstanding.

The number of outstanding employee stock options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was 81,729 for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, all of the Company’s outstanding employee stock options were included in the calculations of diluted net income per share as there were no anti-dilutive employee stock options. Additionally, the dilutive effect of

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

Note 8 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the Plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At September 30, 2022, 1,819,515 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based compensation within operations and maintenance expenses	$1,676	$1,285	$5,018	$4,216
Income tax benefit	309	365	1,261	1,191

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the PSU transactions for the nine months ended September 30, 2022:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	355,384	$42.19
Granted	160,245	42.31
Forfeited	(31,278)	44.26
Nonvested share units at end of period	484,351	42.34

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the nine months ended September 30, 2022 and 2021 was $42.31 and $43.18, respectively. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months. The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based compensation within operations and maintenance expenses	$702	$724	$2,206	$2,089
Income tax benefit	126	205	554	586

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the RSU transactions for the nine months ended September 30, 2022:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	193,687	$43.76
Granted	71,376	45.10
Stock units vested and issued	(56,738)	36.96
Forfeited	(12,177)	44.91
Nonvested stock units at end of period	196,148	46.18

The per unit weighted-average fair value at the date of grant for RSUs granted during the nine months ended September 30, 2022 and 2021 was $45.10 and $44.44, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based compensation within operations and maintenance expenses	$139	$94	$380	$395
Income tax benefit	26	27	95	113

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used in the application of this valuation model:

2022
Expected term (years)	5.48
Risk-free interest rate	1.92%
Expected volatility	26.5%
Dividend yield	2.37%
Grant date fair value per option	$9.34

The Company did not grant stock options for the nine months ended September 30, 2021.

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

The following table summarizes stock option transactions for the nine months ended September 30, 2022:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	813,492	$35.37
Granted	84,296	45.19
Forfeited	(3,695)	43.03
Expired	(125)	35.94
Exercised	(53,970)	35.37
Outstanding at end of period	839,998	$36.33	6.5	$4,554

Exercisable at end of period	758,766	$35.38	6.1	$4,554

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based compensation within operations and maintenance expenses	$13	$11	$38	$117
Income tax benefit	4	3	11	34

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes restricted stock transactions for the nine months ended September 30, 2022:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock at beginning of period	1,068	$46.83
Granted	1,170	42.75
Vested	(1,068)	(46.83)
Nonvested restricted stock at end of period	1,170	$42.75

The weighted-average fair value at the date of the grant for restricted stock awards granted during the nine months ended September 30, 2022 was $42.75.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based compensation within operations and maintenance expenses	$165	$175	$522	$525
Income tax benefit	48	51	151	152

The following table summarizes stock award transactions for the nine months ended September 30, 2022:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	11,260	46.40
Vested	(11,260)	(46.40)
Nonvested stock awards at end of period	-	-

The weighted-average fair value at the date of grant for stock awards granted during the nine months ended September 30, 2022 and 2021 was $46.40 and $45.71, respectively.

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

The following tables provide the components of net periodic benefit (credit) cost for the Company’s pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Service cost	$707	$775	$2,121	$2,728
Interest cost	3,202	3,351	9,605	9,667
Expected return on plan assets	(5,895)	(5,733)	(17,684)	(17,432)
Amortization of prior service cost	134	140	402	419
Amortization of actuarial loss	435	555	1,306	2,352
Net periodic benefit cost (credit)	$(1,417)	$(912)	$(4,250)	$(2,266)

	Other
	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Service cost	$478	$698	$1,433	$2,094
Interest cost	842	840	2,527	2,520
Expected return on plan assets	(1,142)	(1,039)	(3,376)	(3,117)
Amortization of prior service credit	-	(108)	-	(324)
Amortization of actuarial (gain) loss	(334)	55	(1,002)	165
Net periodic benefit (credit) cost	$(156)	$446	$(418)	$1,338

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

There were $20,390 cash contributions made to the Pension Plan during the first nine months of 2022, which completed the Company’s expected cash contributions for the year.

In September 2022, we remeasured our qualified pension plan assets and liabilities in accordance with settlement accounting rules. Settlement accounting was required due to the amount of lump-sum payments by our qualified pension plan to retirees and other separated employees exceeding the threshold of service and interest cost for the period. The discount rate used for the remeasurement as of September 30, 2022 was 5.58% compared to 2.91% at our December 31, 2021 last annual remeasurement date. The remeasurement did not have a material impact to our consolidated financial statements. The settlement loss of $2,300 was recorded as a regulatory asset, as it is probable of recovery in future rates, and will be amortized into pension benefit costs. A settlement loss is the recognition of unrecognized pension benefit costs that would have been incurred in subsequent periods.

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

On September 21, 2022, our regulated water and wastewater utility operating divisions in Ohio received an order from the Public Utilities Commission of Ohio which will increase operating revenues by $5,483 annually. New rates for water and sewer service went into effect on September 21, 2022.

During the first nine months of 2022, the Company’s two other water utility operating divisions in Ohio were granted base rate increases designed to increase total operating revenues on an annual basis by $1,378. Further, during the first nine months of 2022, the Company received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $7,160 in its water and wastewater utility operating divisions in Pennsylvania, North Carolina, and Illinois.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 11 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Property	$8,545	$8,623	$24,798	$25,907
Gross receipts, excise and franchise	4,371	4,223	12,484	11,857
Payroll	4,695	5,082	16,133	16,556
Regulatory assessments	1,486	951	5,063	2,637
Pumping fees	2,824	1,752	6,147	4,343
Other	704	427	2,727	1,919
Total taxes other than income	$22,625	$21,058	$67,352	$63,219

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents information about the Company’s reportable segments:

	Three Months Ended				Three Months Ended
	September 30, 2022				September 30, 2021
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$301,335	$118,985	$14,298	$434,618	$259,859	$94,752	$7,249	$361,860
Operations and maintenance expense	94,854	51,850	4,657	151,361	86,923	53,954	(1,522)	139,355
Purchased gas	-	41,124	10,917	52,041	-	20,386	5,102	25,488
Depreciation and amortization	51,522	30,295	913	82,730	45,506	28,194	807	74,507
Taxes other than income taxes	16,809	5,073	743	22,625	16,291	4,271	496	21,058
Operating income (loss)	138,150	(9,357)	(2,932)	125,861	111,139	(12,053)	2,366	101,452
Interest expense, net (a)	27,762	20,323	10,893	58,978	27,389	18,406	5,772	51,567
Allowance for funds used during construction	(5,161)	(651)	-	(5,812)	(5,407)	(675)	-	(6,082)
Other	(2,219)	838	641	(740)	(1,896)	5,329	266	3,699
Income before income taxes	117,768	(29,867)	(14,466)	73,435	91,053	(35,113)	(3,672)	52,268
Provision for income taxes (benefit)	19,182	(12,734)	(1,651)	4,797	9,230	(6,821)	(644)	1,765
Net income (loss)	$98,586	$(17,133)	$(12,815)	$68,638	$81,823	$(28,292)	$(3,028)	$50,503

	Nine Months Ended				Nine Months Ended
	September 30, 2022				September 30, 2021
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$809,888	$731,897	$40,864	$1,582,649	$736,389	$579,429	$26,639	$1,342,457
Operations and maintenance expense	273,757	156,209	(1,043)	428,923	243,071	157,614	(8,740)	391,945
Purchased gas	-	321,822	33,074	354,896	-	183,062	19,476	202,538
Depreciation and amortization	150,498	89,130	624	240,252	136,189	83,905	1,529	221,623
Taxes other than income taxes	48,262	16,878	2,212	67,352	47,756	13,356	2,107	63,219
Operating income	337,371	147,858	5,997	491,226	309,373	141,492	12,267	463,132
Interest expense, net	82,920	60,146	23,336	166,402	80,971	56,125	16,551	153,647
Allowance for funds used during construction	(15,657)	(2,145)	-	(17,802)	(13,091)	(831)	-	(13,922)
Other	(5,891)	404	2,144	(3,343)	(5,265)	4,462	(1,213)	(2,016)
Income before income taxes	275,999	89,453	(19,483)	345,969	246,758	81,736	(3,071)	325,423
Provision for income taxes (benefit)	40,528	(44,378)	(486)	(4,336)	22,056	(11,128)	(611)	10,317
Net income (loss)	$235,471	$133,831	$(18,997)	$350,305	$224,702	$92,864	$(2,460)	$315,106
Capital expenditures	$382,853	$335,738	$1,097	$719,688	$404,894	$269,958	$993	$675,845

(a) The regulated water and regulated natural gas segments report interest expense that includes long-term debt that was pushed-down to the regulated operating subsidiaries from Essential Utilities, Inc.

	September 30,	December 31,
	2022	2021
Total assets:
Regulated water	$8,666,230	$8,403,586
Regulated natural gas	6,163,931	5,960,602
Other	449,631	294,090
Consolidated	$15,279,792	$14,658,278

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 13 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of September 30, 2022, the aggregate amount of $20,395 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, the Company has insurance coverage for certain of these loss contingencies, and as of September 30, 2022, estimates that approximately $2,131 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

During a portion of 2019, the Company initiated a do not consume advisory for some of its water customers in one division served by the Company’s Illinois subsidiary. The do not consume advisory was lifted in 2019 and, in 2022, the water system was determined to be in compliance with the federal Lead and Copper Rule. During the second quarter of 2021, an amount was accrued for the portion of the fine or penalty that we determined to be probable and estimable of being incurred.  In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint seeks class action certification, attorney's fees, and "damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park, Illinois. The complaint contains allegations of damages as a result of supplied water that exceeded the standards established by the federal Lead and Copper Rule. The complaint is in the discovery phase and class certification has not been granted. During the third quarter of 2022, the Company established an accrual for the amount of loss averred in the complaint that we determined to be probable and estimable of being incurred. The Company is vigorously defending against this claim. The Company submitted a claim for the expenses incurred to its insurance carrier for potential recovery of a portion of these costs. The Company continues to assess the potential loss contingency on this matter. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no other pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $2,327 at September 30, 2022 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14 – Income Taxes

The Company’s effective tax rate was 6.5% and (1.3)% for the three and nine months ended September 30, 2022, respectively.  The Company’s effective tax rate was 3.4% and 3.2% for the three and nine months ended September 30, 2021, respectively.   The increase in the effective tax rate for the third quarter of the year is primarily attributed to the increase in pretax income with a steady year-over-year income tax benefit associated with the tax deduction for qualifying infrastructure. The decrease in the effective tax rate for the first nine months of the year is primarily attributed to an increase in our income tax benefit associated with the tax deduction for qualifying infrastructure and the amortization of the regulatory liability for the tax repair catch-up adjustment during 2022 in our Regulated Natural Gas segment.  In determining its interim tax provision, the Company reflects its estimated permanent and flow-through tax differences for the taxable year.

The statutory Federal tax rate is 21.0% for the three and nine months ended September 30, 2022 and 2021. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.99% for all periods presented. On July 8, 2022, Pennsylvania enacted House Bill 1342 into law, which among other things, reduces Pennsylvania’s corporate income tax rate from 9.99% to 8.99% beginning January 1, 2023, and an additional 0.5% annually through 2031, when it reaches to 4.99%. The Company evaluated the impacts of the tax rate change and recorded, in the third quarter, a reduction to our deferred tax liabilities of $232,361 with a corresponding reduction primarily to our regulatory assets.

The Company uses a method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas (“PNG”) and Peoples Gas Company (“PGC”) subsidiaries, its largest natural gas subsidiaries in Pennsylvania, that allows a tax deduction for qualifying utility infrastructure. Consistent with the Company’s accounting for differences between book and tax expenditures in Pennsylvania in its other regulated subsidiaries, the Company uses the flow-through method to account for this timing difference. For PNG, the Company calculated the income tax benefits for qualifying capital expenditures made prior to the date of its acquisition in March 16, 2020 (“catch-up adjustment”) and recognized a regulatory liability of $160,655 for these income tax benefits. On May 6, 2021, the Pennsylvania Public Utility Commission approved a settlement order which stipulates, among other points, that the catch-up adjustment be provided by a surcredit to utility customers over a five-year period beginning August 2021, and the Company can continue to use flow-through accounting for the current tax repair benefit until its next base rate case. During the third quarter and the first nine months of 2022, $3,278 and $20,516, respectively, of income tax benefits were amortized as refunds to Peoples Natural Gas customers. For PGC, the Company calculated the catch-up adjustment from prior to the 2021 tax year and recognized a regulatory liability of $13,808 for these income tax benefits. The Company will maintain this regulatory liability on its consolidated balance sheet until accounting treatment is determined in its next base rate case.

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

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: the expected timing of closing of our acquisitions; the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions. Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include, among others, the effects of regulation, abnormal weather, geopolitical forces, changes in capital requirements and funding, our ability to close acquisitions, changes to the capital markets, the ongoing COVID-19 pandemic, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such report and those included under the captions “Risk Factors” and this Quarterly Report. As a result, readers are cautioned not to place undue reliance on any forward-looking statements. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

General Information

Essential Utilities, Inc. (formerly known as Aqua America, Inc.) (“we”, “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated five million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, West Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”), provides water or wastewater services to approximately one-half of the total number of water or wastewater customers we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Additionally, commencing on March 16, 2020, with the completion of the Peoples Gas Acquisition, the Company began to provide natural gas distribution services to customers in western Pennsylvania, Kentucky, and West Virginia. Approximately 93% of the total number of natural gas utility customers we serve are in western Pennsylvania. The Company also operates market-based businesses, conducted through its non-regulated subsidiaries, that provide utility service line protection solutions and repair services to households and gas marketing and production activities.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

For many years, starting in the early 1990s, our business strategy has been primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and have extended our regulated operations from southeastern Pennsylvania to include our current regulated utility operations in seven other states.   On March 16, 2020, the Company completed the Peoples Gas Acquisition, a natural gas distribution utility, marking its entrance into the regulated natural gas business. The Company seeks to acquire businesses in the U.S. regulated sector, focusing on water and wastewater utilities and to opportunistically pursue growth ventures in select market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated water utility businesses.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes.

During the nine months ended September 30, 2022, we experienced inflationary cost increases in our materials, labor and other operating costs, as well as supply chain pressures as a result of the COVID-19 pandemic and global uncertainties associated with the current conflict in Ukraine and sanctions imposed in response to this conflict. The price of natural gas substantially increased and resulted in the significant increase in the revenue and expenses of our Regulated Natural Gas business during the nine month period ended September 30, 2022, as compared to the same period a year earlier. We expect these pressures to continue throughout 2022. We continue to review the adequacy of our rates as approved by public utility commissions in relation to the increasing cost of providing services and the inherent regulatory lag in adjusting those rates. We also continue to work with our suppliers to monitor and address the risks present in our supply chain. While we have experienced some delays in certain materials, we have been able to adjust our purchasing procedures to secure and stock the necessary materials without materially impacting our operations or capital investment program. We continue to monitor the ongoing COVID-19 pandemic and take steps to mitigate the potential risks to our business. To date, there has not been a significant disruption in our ability to serve our customers or secure necessary supplies.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which among other things, implements a 15% minimum tax on book income of certain large corporations, and a 1% excise tax on net stock repurchases after December 31, 2022.  The alternative minimum tax would not be applicable in our next fiscal year because it is based on a three-year average annual adjusted financial statement income in excess of $1,000,000. Also included in the IRA is a provision to implement an annual waste emissions charge beginning with calendar year 2024 (to be paid in 2025) on applicable oil and gas facilities that exceed certain methane emission thresholds.  Currently, the Company has gathering facility assets that could exceed the minimum thresholds and potentially be subject to the waste emissions charge. The IRA also provides $850,000 of funding for methane mitigation and monitoring in the form of grants, rebates, and loans.   We are continuing to assess the future impact of the provisions of the IRA on our consolidated financial statements and on the Company’s gathering assets. As a regulated utility,

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

required capital expenditures and operating costs, including taxes, have been traditionally recognized by state utility commissions as appropriate for inclusion in establishing rates.

Financial Condition

Our regulated water and gas business is capital intensive and requires a significant level of capital spending. The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. The Company’s consolidated balance sheet historically has had a negative working capital position whereby our current liabilities routinely exceed our current assets. Management believes that internally generated funds along with existing credit facilities, and the proceeds from the issuance of long-term debt and equity will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements for at least the next twelve months.

During the first nine months of 2022, we incurred $719,688 of capital expenditures, expended $104,383 for the acquisition of wastewater utility systems, issued $944,882 of long-term debt, and repaid debt and made sinking fund contributions and other loan repayments of $521,792. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, information technology improvements, and other enhancements and improvements. The proceeds from the issuance of long-term debt, including borrowings from our revolving credit facility, were used for capital expenditures, repayment of existing indebtedness and general corporate purposes, including two municipal acquisitions.

On October 14, 2022, the Company entered into at-the market sales agreements (“ATM”) with third-party sales agents, under which the Company may offer and sell shares of its common stock, from time to time, at its option, having an aggregate gross offering price of up to $500,000 pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-255235). The Company intends to use the net proceeds from the sales of shares through the ATM for working capital, capital expenditures, water and wastewater utility acquisitions and repaying outstanding indebtedness. As of the date of this report, the Company has not sold any shares under the ATM.

In October 2022, Aqua Pennsylvania issued $125,000 of first mortgage bonds due in 2052 with interest rates of 4.50%. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

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

At September 30, 2022, we had $23,366 of cash and cash equivalents compared to $10,567 at December 31, 2021. During the first nine months of 2022, we used the proceeds from long-term debt and internally generated funds to fund the cash requirements discussed above and to pay dividends.

At September 30, 2022 our $1,000,000 unsecured revolving credit facility, which expires in December 2023, had $720,353 available for borrowing. Additionally, at September 30, 2022, we had short-term lines of credit of $435,500, primarily used for working capital, of which $222,265 was available for borrowing. One of our short-term lines of credit is a Peoples Natural Gas Companies’ 364-day unsecured revolving credit facility, which as of September 30, 2022, was amended to increase the amount available on the facility from $100,000 to $300,000 and to update the termination date to June 29, 2023. Another one of our short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility, which was also amended on June 30, 2022, to update its termination date to June 29, 2023 to coincide with the Peoples Natural Gas Companies revolving credit facility. As of September 30, 2022, $119,000 and $67,765 were available for borrowing from the Peoples Natural Gas Companies and Aqua Pennsylvania 364-day revolving credit facilities, respectively. Our short-term lines of credit of $435,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Consolidated Results of Operations

Consolidated financial and operational highlights for the periods ended September 30, 2022 and 2021 are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues	$434,618	$361,860	$1,582,649	$1,342,457
Operations and maintenance expense	$151,361	$139,355	$428,923	$391,945
Purchased gas	$52,041	$25,488	$354,896	$202,538
Net income	$68,638	$50,503	$350,305	$315,106

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	34.8%	38.5%	27.1%	29.2%
Purchased gas	12.0%	7.0%	22.4%	15.1%
Depreciation and amortization	19.0%	20.6%	15.2%	16.5%
Taxes other than income taxes	5.2%	5.8%	4.3%	4.7%
Interest expense, net of interest income	13.6%	14.3%	10.5%	11.4%
Net income	15.8%	14.0%	22.1%	23.5%

Effective tax rate	6.5%	3.4%	-1.3%	3.2%

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Three months ended September 30, 2022 compared with three months ended September 30, 2021

Consolidated operating revenues increased by $72,758 or 20.1% as compared to the same period in 2021. Revenues from our Regulated Water segment, Regulated Natural Gas segment and Other business segment increased by $41,476, $24,233 and $7,049, respectively. A detailed discussion of the factors contributing to the changes in segment net revenue is included below under the section, Segment Results of Operations. The increase in our Other business segment revenue is due to higher revenues from our non-regulated natural gas operations.

Consolidated operations and maintenance expense increased by $12,006 or 8.6%, primarily due to:

•increase in employee related costs of $5,183 driven by an increase in labor rates, other compensation, including one-time incentive compensation for non-officer level employees, and benefits to employees;

•increase in production costs for water and wastewater operations of $2,827, primarily due to higher chemical prices and increase in wholesale water costs;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $882;

•increase in customer assistance surcharge costs of $1,301 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues. These revenues and offsetting expenses increased mainly due to the increase in average gas prices as compared to the prior period;

•increase in bad debt expense of $1,016;

•increase in insurance expense of $2,244 due to increase in reserve for legal claims;

•increase in outside services and maintenance expenses of $4,754 for our Regulated Water segment;

•expenses of $180, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2022; and

•offset by a decrease in charitable donations of $3,000 in our Regulated Gas segment; and

•a decrease in repairs expense of $2,160 as the third quarter of 2021 included costs incurred to restore and repair the property damaged by Hurricane Ida.

Purchased gas increased by $26,553 or 104.2%. Purchased gas represents the cost of gas sold by Peoples for the regulated and non-regulated gas business and has a corresponding offset in revenue. The expense increased primarily due to the 119.9% increase in the average gas commodity prices in the third quarter of 2022 as compared to the same period in the prior year.

Depreciation and amortization expense increased by $8,223 or 11.0% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new utility systems.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Interest expense, net of interest income increased by $7,411 or 14.4% for the quarter primarily due to the increase in average borrowings and higher interest rates on our revolving lines of credit in 2022.

Other expense, inclusive of gain on sale of other assets, decreased by $4,439 due to the lower non-service cost component of our net benefit cost for pension benefits for our Regulated Gas segment.

Our effective income tax rate was 6.5% in the third quarter of 2022 and 3.4% in the third quarter of 2021. The increase in the effective tax rate for the third quarter of the year is primarily attributed to the increase in pretax income, with a steady year-over-year income tax benefit associated with the tax deduction for qualifying infrastructure.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021

Consolidated operating revenues increased by $240,192 or 17.9% for the nine months ended September 30, 2022, as compared to the same period in 2021. Revenues from our Regulated Water segment, Regulated Natural Gas segment and Other business segment increased by $73,499, $152,468 and $14,225, respectively. A detailed discussion of the factors contributing to the changes in segment net revenue is included below under the section, Segment Results of Operations. The increase in our Other business segment revenue is due to higher revenues from our non-regulated natural gas operations.

Consolidated operations and maintenance expense increased by $36,978 or 9.4%, primarily due to:

•increase in employee related costs of $14,185 driven by an increase in labor rates, other compensation, including one-time incentive compensation for non-officer level employees, and benefits to employees;

•increase in production costs for water and wastewater operations of $6,812, primarily due to higher chemical prices and increase in wholesale water costs;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $2,598;

•increase in customer assistance surcharge costs of $8,668 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues. These revenues and offsetting expenses increased mainly due to the increase in average gas prices during the first nine months of 2022 compared to the prior period;

•increase in insurance expense of $6,929, which includes the impact of a favorable insurance reserve adjustment of $2,426 during the first quarter of 2021;

•increase in legal expenses of $1,460;

•increase in outside services and maintenance expenses of $17,083 in our Regulated Water segment;

•expenses of $555, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2022; and,

•offset by the decrease in bad debt expense of $2,702;

•decrease in charitable donations of $3,000 in our Regulated Gas segment;

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•decrease in repairs expense of $2,160 as the third quarter of 2021 included costs incurred to restore and repair the properties damaged by Hurricane Ida; and,

•a decrease in expenses of $12,187 in our Regulated Gas Segment due to higher capitalization as a result of greater capital spend in the current period.

Purchased gas increased by $152,358 or 75.2%. Purchased gas represents the cost of gas sold by Peoples for the regulated and non-regulated gas business and has a corresponding offset in revenue. The expense increased primarily due to the 109.7% increase in the average gas commodity prices during the first nine months of 2022 as compared to the same period in the prior year.

Depreciation and amortization expense increased by $18,629 or 8.4% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new utility systems.

Taxes other than income taxes increased by $4,133 or 6.5% largely due to an increase in sales and use taxes and regulatory fees in our Regulated Natural Gas segment and pumping fees in our Aqua Texas subsidiary, offset by the decrease in property taxes during the period as compared with prior period.

Interest expense, net of interest income, increased by $12,755 or 8.3% for the quarter primarily due to the increase in average borrowings and higher interest rate on our revolving line of credit as compared to the prior period.

Allowance for funds used during construction (“AFUDC”) increased by $3,880 or by 27.9% due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other income, inclusive of gain on sale of assets, increased by $1,327 or by 65.8% compared to the same period in the prior year. This is primarily driven by the decrease in the non-service cost component of our net benefit cost for pension benefits for our Regulated Gas segment, offset by a recovery of a previously incurred cost of $1,917 during the first quarter of 2021 that resulted in a recognition of a regulatory asset in the prior period.

Our effective income tax rate was (1.3)% in the first nine months of 2022 and 3.2% in the first nine months of 2021. The decrease in the effective tax rate for the first nine months of the year is primarily attributed to an increase in our income tax benefit associated with the tax deduction for qualifying infrastructure and the amortization of the regulatory liability for the tax repair catch-up adjustment during 2022 in our Regulated Natural Gas segment.

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

The following tables present selected operating results and statistics for our Regulated Water segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues	$301,335	$259,859	$809,888	$736,389
Operations and maintenance expense	$94,854	$86,923	$273,757	$243,071
Net income	$98,586	$81,823	$235,471	$224,702

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	31.5%	33.5%	33.8%	33.0%
Depreciation and amortization	17.1%	17.5%	18.6%	18.5%
Taxes other than income taxes	5.6%	6.3%	6.0%	6.5%
Interest expense, net of interest income	9.2%	10.5%	10.2%	11.0%
Net income	32.7%	31.5%	29.1%	30.5%

Effective tax rate	16.3%	10.1%	14.7%	8.9%

Three months ended September 30, 2022 compared with three months ended September 30, 2021

Revenues from our Regulated Water segment increased by $41,476 or 16.0% for the third quarter of 2022 as compared to the same period in 2021, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $25,898;

•increase in volume consumption of $9,475, and,

•additional water and wastewater revenues of $6,185 associated with a larger customer base due to utility acquisitions and organic growth.

Operations and maintenance expense for the three months ended September 30, 2022 increased by $7,931 or 9.1% was primarily due to the following:

•increase in labor and employee benefit costs of $1,282, driven by an increase in labor rates, other compensation and benefits to employees;

•increase in production costs for water and wastewater operations of $2,827, primarily due to higher chemical prices and increase in wholesale water costs;

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $882;

•increase in outside services and maintenance expenses of $4,754 in our Regulated Water segment as compared with the prior period; and,

•expenses of $180, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2022;

•offset by a decrease in repairs expense of $2,160 to restore and repair the property damaged by Hurricane Ida in 2021.

Depreciation and amortization increased by $6,016 or 13.2% primarily due to continued capital spend.

Our effective income tax rate for our Regulated Water Segment was an expense of 16.3% in the third quarter of 2022, compared to an expense of 10.1% in the third quarter of 2021. The change in the effective tax rate is primarily due to the increase in pretax income, with a steady year-over-year deduction for qualifying infrastructure, and a decrease in the amortization of certain regulatory liabilities associated with deferred taxes.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021

Revenues from our Regulated Water segment increased by $73,499 or 10.0% for the first nine months of 2022 as compared to the same period in 2021, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $41,802;

•additional water and wastewater revenues of $16,742 associated with a larger customer base due to utility acquisitions and organic growth; and,

•increase in volume consumption of $13,701.

Operations and maintenance expense for the nine months ended September 30, 2022 increased by $30,686 or 12.6% was primarily due to the following:

•increase in employee related costs of $5,134 driven by an increase in labor rates, other compensation and benefits to employees;

•increase in production costs for water and wastewater operations of $6,812;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $2,598;

•expenses of $555, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2022;

•increase in legal expenses of $1,664; and,

•increase in outside services and maintenance expenses of $17,083 in our Regulated Water segment as compared with the prior period; and

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•offset by a decrease in repairs expense of $2,160 related to costs incurred to restore and repair the property damaged by Hurricane Ida incurred during the third quarter of 2021.

Depreciation and amortization increased by $14,309 or 10.5% primarily due to continued capital spend, offset by a change in the amortization of a regulatory liability in 2022.

Interest expense, net, increased by $1,949 or 2.4% primarily due to an increase in borrowings and higher interest rate on our revolving line of credit in 2022.

AFUDC increased by $2,566 or 19.6% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Our effective income tax rate for our Regulated Water Segment was an expense of 14.7% in the first nine months of 2022, compared to an expense of 8.9% in the first nine months of 2021. The change in the effective tax rate is primarily due to the increase in pretax income, with a steady year-over-year income tax benefit associated with the tax deduction for qualifying infrastructure, and a decrease in the amortization of certain regulatory liabilities associated with deferred taxes.

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

The following tables present selected operating results and statistics for our Regulated Natural Gas segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues	$118,985	$94,752	$731,897	$579,429
Operations and maintenance expense	$51,850	$53,954	$156,209	$157,614
Purchased gas	$41,124	$20,386	$321,822	$183,062
Net income	$(17,133)	$(28,292)	$133,831	$92,864

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	43.6%	56.9%	21.3%	27.2%
Purchased gas	34.6%	21.5%	44.0%	31.6%
Depreciation and amortization	25.5%	29.8%	12.2%	14.5%
Taxes other than income taxes	4.3%	4.5%	2.3%	2.3%
Interest expense, net of interest income	17.1%	19.4%	8.2%	9.7%
Net income	-14.4%	-29.9%	18.3%	16.0%

Effective tax rate	42.6%	19.4%	-49.6%	-13.6%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating revenues (GAAP)	$118,985	$94,752	$731,897	$579,429
Purchased gas	41,124	20,386	321,822	183,062
Gross margin (non-GAAP)	$77,861	74,366	$410,075	$396,367

The term gross margin is not intended to represent operating revenues, the most comparable GAAP financial measure, as an indicator of operating performance. In addition, our measurement of gross margin is not necessarily comparable to similarly titled measures reported by other companies.

Three months ended September 30, 2022 compared with three months ended September 30, 2021

Operating revenues from the Regulated Natural Gas segment increased by $24,233 or 25.6% due to:

•impact of higher gas cost of $20,738 during the quarter as compared to the prior period;

•higher gas usage of $1,201;

•increase in customer assistance surcharge of $1,301, which has an equivalent offsetting amount in operations and maintenance expense. These revenues and offsetting expenses increased mainly due to the increase in average gas prices during the third quarter of 2022 compared to the prior period; and,

•increase of $729 due to higher rates and other surcharges;

•offset by the increase in tax repair surcredits to customers of $839.

Operations and maintenance expense for the three months ended September 30, 2022 decreased by $2,104 or 3.9% primarily due to the following:

•increase in customer assistance surcharge costs of $1,301, which has an equivalent offsetting amount in revenues; and,

•offset by a decrease in charitable donations of $3,000.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Purchased gas increased by $20,738 or 101.7%. The increase is largely due to the 119.9% increase in the average gas commodity prices in the third quarter of 2022 as compared to the prior period.

Depreciation and amortization increased by $2,101 or 7.5% primarily due to continued capital spend.

Interest expense, net, increased by $1,917 or 10.4% for the quarter due to additional borrowings and higher interest rate on our revolving line of credit in 2022.

Other expense decreased by $4,491or by 84.3% largely due to the decrease in the non-service cost component of our net benefit cost for pension benefits.

Our effective income tax rate was a benefit of 42.6% in the third quarter of 2022, compared to a benefit of 19.4% in the third quarter of 2021. The change in the effective tax rate is primarily attributed to an increase in the income tax benefit associated with the tax deduction for qualifying infrastructure and the amortization of the catch-up adjustment in our Regulated Natural Gas segment.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021

Operating revenues from the Regulated Natural Gas segment increased by $152,468 or 26.3% due to:

•impact of higher gas cost of $138,760 during the period compared to the prior period;

•higher usage of $12,191 due to colder than normal weather during the first nine months of 2022 as compared to the same period in 2021;

•increase in customer assistance surcharge of $8,668, which has an equivalent offsetting amount in operations and maintenance expense. These revenues and offsetting expenses increased mainly due to the increase in average gas prices during the first nine months of 2022 compared to the prior period; and,

•increase of $6,697 due to higher rates and other surcharges;

•offset by the increase in tax repair surcredits to customers of $18,077.

Operations and maintenance expense for the nine months ended September 30, 2022 decreased by $1,405 or 0.9% primarily due to the following:

•increase in employee related costs of $2,180; and,

•increase in customer assistance surcharge costs of $8,668, which has an equivalent offsetting amount in revenues;

•offset by a decrease in bad debt expense of $1,012;

•decrease in charitable donations of $3,000 and,

•decrease in expenses of $12,187 in our Regulated Gas Segment primarily driven by higher capitalization as a result of greater capital spend in the current period.

Purchased gas increased by $138,760 or 75.8%. The increase is largely due to the 109.7% increase in the average gas commodity prices in the first nine months of 2022 as compared to the prior period.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Depreciation and amortization increased by $5,225 or 6.2% primarily due to continued capital spend.

Taxes other than income taxes increased by $3,522 or 26.4% mainly due to an increase in sales and use taxes and regulatory fees in 2022.

Interest expense, net, increased by $4,021 or 7.2% due to additional borrowings and higher interest rate on our revolving line of credit in 2022.

AFUDC increased by $1,314 due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other expense decreased by $4,058 or by 90.9% due to the decrease in the non-service cost component of our net benefit cost for pension benefits.

Our effective income tax rate was a benefit of 49.6% in the first nine months of 2022, compared to a benefit of 13.6% in the first nine months of 2021. The change in the effective tax rate is primarily attributed to an increase in the income tax benefit associated with the tax deduction for qualifying infrastructure and the amortization of the catch-up adjustment in our Regulated Natural Gas segment.

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

Except as described above, there were no changes in our internal control over financial reporting, during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, under “Part 1, Item 1A – Risk Factors.”

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended September 30, 2022:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
July 1-31, 2022	85	$48.67	-	-
August 1-31, 2022	-	$-	-	-
September 1-30, 2022	519	$46.94	-	-
Total	604	$47.18	-	-

(1)These amounts consist of 604 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the award vesting.

Item 6 – Exhibits

Exhibit No.	Description
1.1	Form of Sales Agreement, dated October 14, 2022, among Essential Utilities, Inc. and each Sales Agent (incorporated by reference to the Company’s Form 8-K filed October 17, 2022

4.1*	Bond Purchase Agreement, dated September 19, 2022, by and among Aqua Pennsylvania and the Purchasers

31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

November 9, 2022

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer