Form 10-K
period 2022-12-31
Essential Utilities, Inc.
filed 2023-03-01
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D.1(b) . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30,2022: $12,000,477,582

The number of shares outstanding of the registrant’s common stock as of February 17, 2023: 264,141,265

DOCUMENTS INCORPORATED BY REFERENCE

(1)Portions of the definitive Proxy Statement, relating to the 2023 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, have been incorporated by reference into Part III of this Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

The Company

Essential Utilities, Inc. (formerly known as Aqua America, Inc.) (referred to as Essential Utilities, Essential, the Company, we, us, or our), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated five million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, West Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc., (Aqua Pennsylvania) accounted for approximately 56% of operating revenues and approximately 73% of income for our Regulated Water segment in 2022. As of December 31, 2022, Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of water and wastewater customers we serve. Aqua Pennsylvania’s service territory is located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Additionally, commencing on March 16, 2020 with the completion of the Peoples Gas Acquisition, the Company began to provide natural gas distribution services to customers in western Pennsylvania, Kentucky, and West Virginia. Approximately 93% of the total number of natural gas utility customers we serve are in western Pennsylvania. The Company also operates non-regulated market-based activities that are supplementary and complementary to our regulated utility businesses. Aqua Resources offers, through a third-party, water and sewer line protection solutions and repair services to households. Other non-regulated subsidiaries of Peoples provide utility service line protection services to households and operate gas marketing and production businesses.

For many years, starting in the early 1990s, our business strategy was primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and have extended our regulated operations from southeastern Pennsylvania to include our current regulated utility operations throughout Pennsylvania and in seven additional states. On March 16, 2020, we completed our acquisition of a natural gas distribution company consisting of Peoples Natural Gas Company LLC, Peoples Gas Company LLC, Peoples Gas WV LLC, Peoples Gas KY LLC, PNG Gathering LLC, and Delta Natural Gas Company Inc., expanding the Company’s regulated utility business to include natural gas distribution. This acquisition is referred to as the “Peoples Gas Acquisition,” and collectively these businesses are referred to as “Peoples.” Peoples serves approximately 750,000 gas utility customers in western Pennsylvania, West Virginia, and Kentucky. During 2010 through 2013, we sold our utility operations in six states, pursuant to a portfolio rationalization strategy, to focus our operations in areas where we have critical mass and economic growth potential. During the fourth quarter of 2022, the Company signed an agreement to sell its regulated natural gas utility assets in West Virginia, which represent approximately two percent of the Company’s regulated natural gas customers. Currently, the Company seeks to acquire businesses in the U.S. regulated sector, which includes water and wastewater utilities and other regulated utilities, and to pursue growth ventures in market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated utility businesses.

The descriptions of our business and operations, financial results, and operational data included in this Annual Report do not include historical results for Peoples prior to the acquisition date of March 16, 2020.

The following table reports our operating revenues, by principal state, for our Regulated Water segment, which includes both water and wastewater utility services, Regulated Natural Gas segment, and Other and eliminations for the year ended December 31, 2022:

	Operating Revenues (000's)	Operating Revenues (%)
Pennsylvania	$610,964	26.7%
Ohio	118,245	5.2%
Texas	86,802	3.8%
Illinois	92,545	4.0%
North Carolina	71,713	3.1%
Other states (1)	102,703	4.5%
Regulated Water segment total	1,082,972	47.3%

Pennsylvania	1,071,119	46.8%
Other states (2)	72,243	3.2%
Regulated Natural Gas segment total	1,143,362	50.0%

Other and eliminations	61,698	2.7%
Consolidated	$2,288,032	100.0%

(1)Includes our water operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

(2)Includes our natural gas operating subsidiaries in West Virginia and Kentucky.

The Company has identified twelve operating segments and has two reportable segments, the Regulated Water segment and the Regulated Natural Gas segment. The Regulated Water segment is comprised of eight operating segments for our water and wastewater regulated utility companies, aligned with the states where we provide these services. These operating segments are aggregated into one reportable segment since each of the Company’s operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment. The Regulated Natural Gas segment is comprised of one operating segment representing natural gas utility companies, acquired in the Peoples Gas Acquisition, for which the Company provides natural gas distribution services. In addition to the Company’s two reportable segments, the Company includes three of its operating segments in “Other”. These businesses represent our non-regulated water, wastewater, and natural gas operations, which are not quantitatively significant to be reportable and therefore are included as a component of “Other”. In addition, “Other” and eliminations include corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments, because they would not be recoverable as a cost of utility service, and intersegment eliminations. Information concerning revenues, net income, identifiable assets and related financial information for the Regulated Water and Regulated Natural Gas segments and Other and eliminations for 2022, 2021, and 2020, is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 18 – Segment Information in the Notes to Consolidated Financial Statements which is contained in Item 8 of this Annual Report.

The following table summarizes our operating revenues, by utility customer class, for the Regulated Water and Regulated Natural Gas segments and Other and eliminations for the year ended December 31, 2022:

	Operating Revenues (000's)	Operating Revenues (%)
Residential water	$607,473	26.6%
Commercial water	168,460	7.4%
Fire protection	38,970	1.7%
Industrial water	32,581	1.4%
Other water	55,389	2.4%
Total water	902,873	39.5%
Wastewater	165,383	7.2%
Customer rate credits	-	0.0%
Other utility	14,716	0.6%
Regulated Water segment total	1,082,972	47.3%

Residential gas	720,490	31.5%
Commercial gas	149,653	6.6%
Industrial gas	5,636	0.2%
Gas transportation	205,825	9.0%
Customer rate credits	-	0.0%
Other utility	61,758	2.7%
Regulated Natural Gas segment total	1,143,362	50.0%

Other and eliminations	61,698	2.7%
Consolidated	$2,288,032	100.0%

Customers

Our water utility customer base is diversified among residential water, commercial water, fire protection, industrial water, other water, wastewater customers, and other utility customers (consisting of contracted services that are associated with the utility operations). Residential water and wastewater customers make up the largest component of our water utility customer base, with these customers representing approximately 68%, 69%, and 71%, of our water and wastewater revenues for 2022, 2021, and 2020, respectively. Substantially all of our water utility customers are metered, which allows us to measure and bill for our customers’ water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during late spring, summer, and early fall. In general, during these seasons, an extended period of dry weather increases consumption, while above-average rainfall decreases consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and imposing water use restrictions in the affected areas, which could reduce water consumption. See “Business – Water Utility Supplies, and Facilities and Wastewater Utility Facilities” for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our water utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of our service territories. Water usage is also affected by changing consumption patterns by our customers, resulting from such causes as increased water conservation and the installation of water saving devices and appliances that can result in decreased water usage. It is estimated that, in the event we experience a 0.50% decrease in residential water consumption, it would result in a decrease in annual residential water revenue of approximately $3,000,000, which would likely be partially offset by a reduction in incremental water production expenses such as chemicals and power.

Our natural gas utility customer base is diversified among residential gas, commercial gas, industrial gas, gas transportation, and other utility. Substantially all of our natural gas utility customers are metered, which allows us to measure and bill for our customers’ natural gas usage. Natural gas usage per customer is affected by local weather conditions during the year, especially during the fall, winter, and early spring. These patterns reflect the higher demand for natural gas for heating purposes during the colder months. Our regulated natural gas revenues and expenses are also affected by the cost of gas. We are generally able to pass the cost of gas through to our customers using a purchased gas adjustment clause; therefore, fluctuations in the cost of purchased gas impact revenues on a dollar-for-dollar basis. Since regulated natural gas revenues are affected by the cost of gas, higher gas costs, as well as general economic conditions, may cause customers to conserve usage, or seek alternative energy sources. In addition, higher gas costs result in an increase to our purchased gas inventory, which requires additional borrowings under credit facilities, resulting in higher interest expense.

The Company’s growth in revenues over the past five years is primarily a result of the 2020 Peoples Gas Acquisition, increases in water and wastewater rates, increase in the cost of natural gas in 2021 and 2022, and customer growth. See Economic Regulation for a discussion of water, wastewater, and natural gas rates. The increase in our utility customer base has been due to customers added through acquisitions, partnerships with developers, and organic growth (excluding dispositions) as shown below:

Year	Utility Customer Growth Rate
2022	1.7%
2021	1.2%
2020	42.9%
2019	2.1%
2018	2.3%

In 2022, 2021, and 2020, our customer count increased by 31,537, 21,246, and 772,099 customers, respectively, primarily due to the water and wastewater utility systems that we acquired, organic growth, and in 2020, due to the Peoples Gas Acquisition that resulted to the addition of approximately 750,000 natural gas utility customers. Overall, for the five year period of 2018 through 2022, our utility customer base, adjusted to exclude customers associated with utility system dispositions, increased at an annual compound rate of 13.5%. During the five year period ended December 31, 2022, our utility customer base including customers associated with utility system acquisitions and dispositions increased from 982,849 at January 1, 2018 to 1,851,586 at December 31, 2022.

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

Based on the 2021 U.S. Census American Housing Survey, approximately 89% of the U.S. population obtains its water from public or private water utility systems, and 11% of the U.S. population obtains its water from individual wells. With approximately 50,000 public or private water systems in the U.S. (81% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water and wastewater). The majority of these community water systems are government-owned. The nation’s water systems range in size from large government-owned systems, such as the New York City water system, which serves approximately 8.8 million people, to small systems, where a few customers share a common well. In the states where we operate regulated water utilities, we believe there are approximately 14,000 public or private water utility systems of widely-varying size, with the majority of the population being served by government-owned water systems.

Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. Based on the 2021 U.S. Census American Housing Survey, approximately 84% of the U.S. population relies on public or private sewer systems, and 16% of the U.S. population relies on septic tank, cesspool or other sewer options. A majority of wastewater facilities are government-owned rather than regulated utilities. In the states where we operate regulated water utilities, we believe there are approximately 4,000 wastewater facilities in operation, with the majority of the population being served by government-owned wastewater systems.

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

We are actively exploring opportunities to expand our utility operations through acquisitions or other growth ventures. During the five-year period ended December 31, 2022, we expanded our utility operations by completing 28 acquisitions of water or wastewater utilities or other similar assets. Additionally, in March 2020, we completed our acquisition of Peoples, which expanded the Company’s regulated utility business to include natural gas distribution.

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

Natural Gas Supply and Transportation Facilities - Our natural gas supply strategy is to ensure a dependable gas supply that is economically priced and which is available for delivery when needed. We purchase natural gas from intrastate, interstate and local sources, and transport natural gas supplies through various intrastate and interstate pipelines under contracts with remaining terms, including extensions, varying from one month to 15 years. We anticipate that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

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

We own and operate underground natural gas storage facilities with capacity of 10.5 billion cubic feet (Bcf). Total working capacity is 5.2 Bcf for use during the heating season with a maximum daily withdrawal rate of 115.5 million cubic feet (MMcf). Additionally, we have contracted for off-system storage from interstate pipelines. The total amount of off-system storage under contract is 35.6 Bcf with a maximum daily withdrawal rate of 598.6 MMcf.

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

Natural Gas Gathering - Our Pennsylvania Regulated Natural Gas service territory is situated in the Marcellus Shale production region. Approximately 28% of the natural gas supply on the system is from locally produced gas, which we gather and transport into our distribution system. Our gathering system is regulated by the Pennsylvania Public Utility Commission which includes various safety, environmental and, in some circumstances, anti-discrimination requirements, and in some instances complaint-based rate regulation. Our gathering operations may be subject to ratable take and common purchaser statutes in the states in which we operate.

Our Regulated Natural Gas gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services. Our gathering operations could also be subject to additional safety and operational regulations relating to the design, construction, testing, operation, replacement, and maintenance of gathering facilities. We cannot predict what effect, if any, such changes might have on our operations, but our Regulated Natural Gas segment could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes. Refer to further discussion below in the Environmental, Health and Safety Regulation and Compliance section.

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

Our water and wastewater operations are comprised of 47 rate divisions, and our natural gas operations are comprised of four rate divisions. Each of our utility rate divisions require a separate rate filing for the evaluation of the cost of service, including the recovery of investments, in connection with the establishment of rates for that rate division. When feasible and beneficial to our utility customers, we will seek approval from the applicable state regulatory commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base. All of the states in which we operate permit us to file a revenue requirement for some form of consolidated rates for all, or some, of the rate divisions in that state.

In Ohio, Virginia, North Carolina, and Kentucky, we may bill our utility customers, in certain circumstances, in accordance with a rate filing that is pending before the respective regulatory commission, which would allow for interim rates. As of December 31, 2022, we have no billings under interim rate arrangements for rate case filings in progress. Furthermore, some utility commissions authorize the use of expense deferrals and amortization in order to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request. In these states, the additional revenue billed and collected prior to the final regulatory commission ruling is subject to refund to customers based on the outcome of the ruling. The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling. If the request is denied completely or in part, we could be required to refund to customers some or all of the revenue billed to date and write-off some or all of the deferred expenses.

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

The infrastructure rehabilitation surcharge typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period, and is capped at a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. These surcharges provided revenues of $26,902,294 in 2022, 33,771,486 in 2021, and $13,038,555 in 2020.

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

Income Tax Accounting Change – In 2012, Aqua Pennsylvania adopted an income tax accounting method change, implemented on Essential Utilities’ 2012 federal income tax return. This accounting method change allows a tax deduction for qualifying utility asset improvements that were formerly capitalized for tax purposes, and was implemented in response to a June 2012 rate order issued by the Pennsylvania Public Utility Commission. The Pennsylvania rate order requires use of the flow-through method of income tax benefits which results in a reduction in current income tax expense through the recognition of income tax benefits resulting from the accounting method change. In the first rate order since 2012, Aqua Pennsylvania received a 2019 rate case order that provided for $158,864,688 of income tax deductions, for its water customers, annually, from the flow-through recognition of the Aqua Pennsylvania income tax accounting change, subject to a collar of $3,000,000 above or below; with the cumulative differences either refunded or recovered in the subsequent rate case. In May 2022, Aqua Pennsylvania received a rate case order that provided for a base rate increase that provides a target deduction of $159,060,000 and a collar-mechanism of $4,000,000.

On March 16, 2020, the Company completed the Peoples Gas Acquisition. In March 2020 and June 2022, the Company changed the method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas and Peoples Gas subsidiaries, respectively. In the fourth quarter of 2022, the Company made a similar change for its Aqua New Jersey subsidiary, beginning with the current tax year. These changes allow a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. Consistent with the Company’s accounting for differences between book and tax expenditures for its Aqua Pennsylvania subsidiary, the Company is utilizing the flow-through method to account for this timing difference. For Peoples Natural Gas, the Company calculated the income tax benefits for qualifying capital expenditures made prior to March 16, 2020 (catch-up adjustment) and has recorded a regulatory liability for $160,655,000 for these income tax benefits. In May 2021, the Pennsylvania Public Utility Commission approved a settlement petition that allows Peoples Natural Gas to continue to use flow-through accounting for the current tax repair benefit and allows for the catch-up adjustment be given to its customers. These benefits are being provided back to customers over a five-year period through a credit on customer bills which commenced in August 2021. In addition, the settlement petition required the contribution of $500,000 to a customer-bill payment assistance program, completed in July 2021, and $5,000,000 in relief to past-due accounts for natural gas customers impacted by the COVID-19 pandemic, completed in December 2021. For Peoples Gas, the Company calculated the catch-up adjustment from the periods prior to the 2021 tax year and recognized a regulatory liability of $13,808,000 for these income tax benefits. The Company will maintain this regulatory liability on its consolidated balance sheet until accounting treatment is determined in its next base rate case.

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

Although our natural gas subsidiaries are not currently in significant direct competition with any other distributors of natural gas in its service areas, we do compete with suppliers of other forms of energy such as fuel oil, electricity, propane, coal, wind, and solar. Competition can be intense among the energy sources with price being the primary consideration. This is particularly true for industrial customers who have the ability to switch to alternative fuels. Natural gas generally benefits from a competitive price advantage over oil, electricity, and propane. Competition from renewable energy sources such as solar and wind is likely to increase as the political environment currently favors these energy sources through incentives or by placing restrictions on emissions from the burning of fossil fuels.

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

In the states where our water subsidiaries operate, it is possible that portions of our subsidiaries’ operations could be acquired by municipal governments by one or more of the following methods:

•eminent domain;

•the right of purchase given or reserved by a municipality or political subdivision when the original franchise was granted; and,

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

Provision of water and wastewater services is subject to regulation under the federal Safe Drinking Water Act, the Clean Water Act, and related state laws, and under federal and state regulations issued under these laws. These laws and regulations establish criteria and standards for drinking water and for wastewater discharges. Environmental, health and safety, and water quality regulations are complex and may vary from state to state. In some instances, a state has adopted a standard that is more stringent than the federal standard. For example, while the EPA has announced the intention to propose drinking water regulations for two PFAS compounds (perfluorooctanoic acid, or PFOA, and perfluorooctane sulfonic acid, or PFOS) and issued non-enforceable lifetime and Interim Health Advisory Levels for PFOA, PFOS and two other PFAS compounds, the New Jersey Department of Environmental Protection has already established enforceable drinking water standards for three PFAS compounds (PFOA, PFOS, and perfluorononanoic acid, or PFNA) and the Pennsylvania Department of Environmental Protection also recently enacted enforceable drinking water standards for PFOA and PFOS in advance of the federal EPA proposed regulations. In addition, we are subject to federal and state laws and other regulations relating to solid waste disposal, dam safety, and other aspects of our operations. Capital expenditures and operating costs required as a result of water quality standards and environmental requirements have been traditionally recognized by state utility commissions as appropriate for inclusion in establishing rates.

From time to time, Essential Utilities has acquired, and may acquire, systems that have environmental compliance issues. Environmental compliance issues also arise in the course of normal operations or as a result of regulatory changes. Essential Utilities attempts to align capital budgeting and expenditures to address these issues in due course. We believe that the capital expenditures required to address outstanding environmental compliance issues in our water and wastewater systems have been budgeted in our capital program and represent approximately $118,984,000, or less than 5% of our expected total water and wastewater capital expenditures over the next five years (2023-2027). We are parties to agreements with regulatory agencies in Pennsylvania, Texas, Virginia, and Illinois under which we have committed to make improvements for environmental compliance. These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection from fines, penalties, and other actions while corrective measures are being implemented. We are working with state environmental officials in Pennsylvania, Texas, Virginia, and Illinois to implement or amend regulatory agreements as necessary.

Our Regulated Natural Gas utility operations are subject to stringent and complex laws and regulations pertaining to the environment. Legislative and regulatory actions to address climate change are in various phases of review or implementation in the United States. These measures could include emissions limits, reporting requirements, carbon taxes, and incentives or mandates to conserve energy or use renewable energy sources. As an owner or operator of natural gas pipelines, distribution systems and storage, and the facilities that support these systems, we must comply with these laws and regulations at the federal, state, and local levels. Failure to comply with these laws and regulations may trigger a variety of administrative, civil, and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial actions, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to assess, clean up, and restore sites where hazardous substances have been stored, disposed or released.

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

Clean Water Act - The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams, and groundwater. It is our policy to obtain and maintain all required permits and approvals for the discharges from our water and wastewater facilities, and to comply with all conditions of those permits and other regulatory requirements. A program is in place to monitor facilities for compliance with permitting, monitoring and reporting for wastewater discharges. From time to time, discharge violations may occur which may result in fines. These fines and penalties, if any, are not expected to have a material impact on our business, financial condition, or results of operations. We are also parties to agreements with regulatory agencies in several states where we operate while improvements are being made to address wastewater discharge issues. The EPA has identified leveraging wastewater discharge permitting and application of biosolids, or sewage sludge, containing PFAS as areas of focus in its PFAS Strategic Roadmap.

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

Dam Safety - Our subsidiaries own 30 dams, of which 14 are classified as high hazard dams that are subject to the requirements of the federal and state regulations related to dam safety, which undergo regular inspections and an annual engineering inspection. After a thorough review and inspection of our dams by professional outside engineering firms, we believe that all 14 dams are structurally sound and well-maintained, except as described below. These inspections provide recommendations for ongoing rehabilitation which we include in our capital improvement program. The Company has approximately $25,680,000 in capital improvements budgeted between 2023 and 2027 for dam improvements.

We performed studies of our dams that identified five high hazard dams in Pennsylvania and one high hazard dam in Ohio requiring capital improvements. These capital improvements result from the adoption by state regulatory agencies of revised formulas for calculating the magnitude of a possible maximum flood event. The most significant capital improvement remaining to be performed in our dam improvement program is on one dam in Pennsylvania at a total estimated cost of $10,290,000. Design for this dam commenced in 2013 and construction is expected to be completed in 2027.

A previously-owned Ohio dam requiring capital improvements was no longer used for water supply and was sold to a third party in December 2020. In connection with the sale, we contractually agreed to complete certain dam capital improvements after the sale for an estimated cost of $2,100,000. The repairs were completed in 2022.

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

On January 15, 2021 the EPA published the Lead and Copper Rule Revisions (LCRR) that included deadlines for lead service line inventories and replacement plans, and then signed a final rule on June 10, 2021 to extend the effective date of the LCRR to December 16, 2021.   This action extends the LCRR requirement to submit a lead service line inventory and a lead service line replacement plan to the respective states or agencies by October 16, 2024.  We are continuing to enhance our lead service line inventory and refine our lead service line replacement plans which we expect to complete by the deadline. Additionally, EPA is developing a new regulation, the Lead and Copper Rule Improvements (LCRI), to better protect communities from exposure to lead in drinking water.  The LCRI is expected to delay the due dates for lead service line replacement plans and result in modifications to other parts of the LCRR.  We are executing an implementation plan to comply with the initial LCRR requirement to complete a lead service line inventory.  Capital expenditures and operating costs associated with compliance with any of these rule revisions will be determined once the EPA finalizes the rule.

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

Inflation Reduction Act - On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which among other things, includes a provision to implement an annual waste emissions charge beginning with calendar year 2024 (to be paid in 2025) on applicable oil and gas facilities that exceed certain methane emission thresholds.  Currently, the Company has gathering facility assets that could exceed the minimum thresholds and potentially be subject to the waste emissions charge. We are continuing to assess the future impact of the provisions of the IRA on our consolidated financial statements and on the Company’s gathering assets. As a regulated utility, required capital expenditures and operating costs, including taxes, have been traditionally recognized by state utility commissions as appropriate for inclusion in establishing rates.

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

Environmental Sustainability

The way we do business at Essential reflects our commitment to a sustainable, safe, and healthy environment for all our stakeholders. Sustainability is deeply engrained in our business strategy. We integrate environmental requirements into the planning, decision-making, engineering, construction, operating, and maintenance activities that we perform.

We understand the urgency of the Paris Agreement and the United Nations Intergovernmental Panel on Climate Change’s science-based target of limiting the global temperature increase to well below 2 degrees Celsius. Of our Scope 1 and 2 GHG emissions, 79% are driven by our gas distribution business. Early in 2021, we announced that by 2035 we will reduce our Scope 1 and 2 GHG emissions by 60% from our 2019 baseline. This is consistent with the rate of reduction necessary through 2035 to keep on track with the Paris Agreement. This will be achieved by extensive gas pipeline replacement, renewable energy purchasing, accelerated methane leak detection and repair, and various other currently planned initiatives that are highly feasible with proven technology.  In 2021, we have achieved 6% emissions reduction from our 2019 baseline. Subsequently, in 2022, we began procuring nearly 100% renewable electricity for our water and wastewater operations in Illinois, New Jersey, Ohio, and Pennsylvania.

The Company’s environmental sustainability initiatives and strategy are discussed further in our environmental, social, and governance reporting, which can be found on our website at www.esg.essential.co. Such reports are not incorporated by reference and should not be considered part of this Form 10-K.

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

As of December 31, 2022, we employed a total of 3,187 full-time employees. Our subsidiaries are parties to 20 labor agreements with labor unions covering 1,619 employees. The labor agreements expire at various times up until 2027.

Health and Safety - Safety is the foundation of our business and guides all our employees’ actions. The Company continues to invest in safety improvements, implement policies and procedures, develop technical training and guidelines for our employees, and leverage new tools and technology to improve our maps, records and infrastructure performance. The Company’s Safety Council leads our safety efforts and is supported by state and facility committees and leaders that operate at the local site level. Hazards in the workplace are actively identified, and management tracks incidents so remedial actions can be taken to improve workplace safety. To encourage managers to promote a safe environment, related metrics are incorporated in management’s incentive compensation plans.

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

Voluntary Attrition and Turnover - The Company measures turnover rates of its employees in assessing the Company’s overall human capital. The Company’s voluntary attrition rate (not including retirements) for 2022 was 3% at the executive and senior management level, 9% at the mid-level manager level, 14% at the professional level, and 9% across all other employees. These voluntary attrition rates increased from 2021. We believe issues related to the COVID-19 pandemic, a strong labor market, and the large national increase in employee retirements and attrition impacted us as well as other companies. We are working to develop programs focused on retaining our workforce.

Diversity, Equity and Inclusion - Diversity of backgrounds, ideas, thoughts, and experiences is essential to our culture and the way we do business. Creating an environment where our differences are valued and where every person feels a sense of belonging and engagement supports a thriving organization that cares about our customers and ensures our continued long-term success. In order to promote a culture of diversity and inclusion, we have conducted educational workshops to foster better understanding of different points of view and how pre-conceived notions impact relationships at work. We also support diverse segments of our workforce through employee resource groups, such as the Black Resource Group, LGBTQ+ Pride Resource Group, and Women’s Resource Group. These groups welcome participation from all employees in order to learn from a cultural perspective and support each other through allyship.

Diversifying the workforce continues to be a focus at all levels of the Company. Beginning in 2021, we added an employee diversity component (5% weighting) to our short term incentive plan. Our focus on attracting and retaining diverse talent has resulted in growth in the number of our diverse employees from 15% in 2021 to 16% in 2022. Diversity at the management level has also remained steady in 2022, with 10% of the management team comprised of minorities, and 22% of the management team comprised of women by the end of 2022. We have a range of diverse recruitment tactics and believe we can achieve our multiyear plan of reaching 17% employees of color.

We also believe diversity in our Board of Directors is critical for effective governance. Candidates for nomination to the Board are considered by the Corporate Governance Committee based on their personal abilities, qualifications, independence, knowledge, judgment, character, leadership skills, education, background (including, but not limited to race, gender, and national origin), and their expertise and experience in fields and disciplines relevant to the Company. In October 2021, we were recognized as a Champion of Board Diversity by The Forum of Executive Women for having one-third of our board comprised of women. In June, 2022, we were named a 2022 Vibrant Pittsburgh Champion being recognized as one of the exceptional organizations who is leading the way in diversity and inclusion in the region.

Communication and Engagement –We believe that our employees are critical to our business, and it is essential to have an environment of high engagement and inclusivity in which employees thrive. We value feedback from our employees, as it helps us gain a deeper understanding of areas where we are doing well and where we need improvement. In 2022, we have invited all employees to participate in a bi-annual culture assessment by completing an anonymous survey. We have worked with various functional areas to create and implement action plans to address areas of employee concern. Executive management also regularly conducts town hall-style meetings with employees, where they have the opportunity to ask questions, voice opinions, and share feedback.

Citizenship – As a mission-based organization, we are driven to improve the quality of life and livelihood of our customers and the communities we serve. Through our charitable giving program, employees are encouraged to engage in philanthropy through the United Way campaign and matching gift program. At various times throughout the year, the Company supports its employees in volunteering their time and talents to give back to their communities.

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

Risk Factor Summary

Our business is subject to many risks and uncertainties. The following are the types of forward-looking statements we make throughout this Annual Report, including in these Risk Factors, and a summary of the types of risks that could impact us and cause actual results to differ from those described in such forward-looking statements:

•opportunities for future acquisitions, both within and outside the water and wastewater industries, the success of pending acquisitions and the impact of future acquisitions;

•acquisition-related costs and synergies;

•the sale of water, wastewater, and gas subsidiaries;

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

•the impact of public health threats, such as the COVID-19 pandemic, or the measures implemented by the Company as a result of these threats;

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

•the impairment of goodwill resulting in a charge to earnings;

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

•our ability to manage the expansion of our business;

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

•abnormal weather conditions, including those that result in water use restrictions or reduced or elevated natural gas consumption;

•the seasonality of our business;

•our ability to treat and supply water or collect and treat wastewater;

•our ability to source sufficient natural gas to meet customer demand in a timely manner;

•the continuous and reliable operation of our information technology systems, including the impact of cyber security attacks or other cyber-related events, and risks associated with new systems implementation or integration;

•impacts from public health threats, such as the COVID-19 pandemic, including on consumption, usage, supply chain, and collections.

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

•the effect of natural gas price volatility, including the potential impact of high commodity prices on usage or rate case outcomes;

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

Risks Related to Acquisitions

One of the important elements of our growth strategy is the acquisition of regulated utility systems. Any acquisition we decide to undertake may involve risks. Further, competition for acquisition opportunities from other regulated utilities, governmental entities, and strategic and financial buyers may hinder our ability to grow our business. Lastly, competition and industry trends could impact our ability to retain existing customers or acquire new customers, which could have an adverse impact on our business, results of operations and financial condition.

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

Some or all of these items could harm our business, financial condition, results of operations, and cash flows, and our ability to finance our business and to comply with regulatory requirements. The businesses we acquire may not achieve sales and profitability that would justify our investment, and any difficulties we encounter in the integration process, including in the integration of processes necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and harm our internal controls.

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

Climate change is receiving ever increasing attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases (GHG), including carbon dioxide. Climate change laws and regulations enacted and proposed could limit and impose costs tied to GHG emissions from covered entities and require additional monitoring/reporting. They could also provide a cost advantage to alternative energy sources and impact the competitive position of natural gas. We produce an environmental, social, and governance report, which provides an overview of our energy usage and GHG emissions. At this time, the existing GHG laws and regulations are not expected to materially harm the Company’s operations or capital expenditures; however, the uncertainty of future climate change regulatory requirements still remains. We cannot predict the potential impact of future laws and regulations on our business, financial condition, or results of operations. Although these future expenditures and costs for regulatory compliance may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs. Another potential risk related to climate change could be more frequent and more severe weather events, which could increase our costs to repair damaged facilities and restore service to our customers. If we are unable to provide utility services to our customers, our financial results would be impacted by lost revenues, and we would have to seek regulatory approval to recover restoration costs.

Climate change and other environmental, social, and governance matters are increasingly important to many investors, and we may fail to provide information desired by all investors or achieve our ESG goals.

Climate change and other environmental, social, and governance, or ESG, matters are increasingly important to many investors, including our current investors. We have focused attention on ESG matters and the communication of our ESG goals, targets, and activities to investors. These goals and targets reflect our current plans and aspirations. Our ability to achieve such goals and aspirations is subject to numerous risks and uncertainties, many of which rely on the collective efforts of others or may be outside of our control. As such, we cannot offer assurances that the results reflected or implied by any such statements will be realized or achieved. Moreover, standards and expectations for ESG matters continue to evolve and may be subject to varying interpretations, which may result in significant revisions to our goals or progress. We may also be unable to satisfactorily meet evolving standards, regulations, and disclosure requirements related to ESG. Any failure, or perceived failure, to meet evolving stakeholder expectations, additional regulations and industry standards and disclosures, or achieve our ESG goals and targets could have an adverse effect on our business, results of operations, financial condition, or stock price.

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

In the future, we expect Federal regulations establishing national limits on PFAS chemicals. If these limits are more stringent than our standards, we would expect to comply with the Federal regulations and file for recovery of any incremental capital or operating expenses in our routine regulatory proceedings.

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

•a decline in usage by industrial and commercial customers as a result of decreased business activity or a shift to alternative energy sources;

•an increased incidence of customers’ inability to pay or delays in paying their utility bills, or an increase in customer bankruptcies, which may lead to higher bad debt expense, increased financing costs, and reduced cash flow;

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

Moreover, inflation and rising interest rates have recently become areas of increasing economic concern. Changes in the cost of providing our products and services, including price increases in operating and capital costs, as well as increases in labor costs or borrowing costs, may negatively impact our financial condition and results of operations. We review the adequacy of our rates as approved by public utility commissions in relation to the increasing cost of providing services and the inherent regulatory lag in adjusting those rates. Rate increases are not retroactive and often lag increases in costs caused by inflation. On occasion, our regulated utility companies may enter into rate settlement agreements, which require us to wait for a period of time to file the next base rate increase request. These agreements may result in regulatory lag whereby inflationary increases in expenses or higher borrowing costs may not be reflected in rates, and may not yet be requested, or a gap may exist between when a capital project is completed and the start of its recovery in rates. Even during periods of moderate inflation, the effects of inflation can have a negative impact on our operating results. The ability to control operating expenses is an important factor that will influence future results.

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

Peoples’ revenues are seasonal and temperature sensitive and vary from year-to-year, depending on weather conditions, with a substantial portion of Peoples’ revenue occurring in the first and fourth quarters of the year due to colder temperatures and increased heating needs. In 2022, this amounted to 74%, for the first and fourth quarters. This has the effect of reducing our quarterly revenues in the spring and summer months. In addition, warmer-than-normal-weather conditions can decrease the amount of natural gas Peoples sells in any year, which could adversely affect our business, financial condition, and results of operations. Finally, significantly colder-than-normal weather conditions can materially increase natural gas usage, resulting in challenges for our operations and our ability to serve our customers.

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

Our water, wastewater, and natural gas services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act and similar state laws, and federal and state regulations issued under these laws by the EPA and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the U.S. as well as dam safety, air emissions, and residuals management. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. The Company routinely seeks to acquire wastewater systems, some of which may have combined wastewater and stormwater systems which may overflow and be subject to increased regulation by the U.S. EPA. We cannot assure you that we will be at all times in total compliance with these laws, regulations and permits. If we fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators and such noncompliance could result in civil suits. Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to comply with these laws and our permits, it is possible that new or stricter standards could be imposed that will require additional capital expenditures or raise our operating costs. Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that regulate our business would approve rate increases to enable us to recover such expenditures and costs. In summary, we cannot assure you that our costs of complying with, current and future environmental and health and safety laws will not harm our business, financial condition, and results of operations.

Additionally, following the Peoples Gas Acquisition, the discovery of presently unknown environmental conditions, including former manufactured gas plant sites, and claims under environmental laws and regulations may result in expenditures and liabilities, which could be material, and could materially harm our business, financial condition and results of operations.

We are increasingly dependent on the continuous and reliable operation of our information technology systems, including those of our third-party vendors, and a disruption of these systems, resulting from cyber security attacks, risks associated with new systems implementation or integration, or other events, could harm our business.

We rely on our information technology systems, including those of our third-party vendors, in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our treatment, storage and pumping facilities, and our natural gas pipelines. In addition, we rely on our systems to track our utility assets and to manage maintenance and construction projects, materials and supplies, and our human resource functions. A loss of these systems, or major problems with the operation of these systems, could harm our business, financial condition, and results of operations. We could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly, or not properly integrated into operations. In addition, our information technology systems may be vulnerable to damage or interruption from the following types of cyber security attacks or other events:

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

Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable business tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities. In December 2012, Aqua Pennsylvania changed its tax method of accounting to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for tax purposes. Subsequently, the Company’s Ohio and North Carolina regulated subsidiaries similarly changed their tax method of accounting, in March 2020 Peoples Natural Gas changed its tax method of accounting, and in 2022 Peoples Gas Company and Aqua New Jersey changed their tax methods of accounting. Our determination of what qualifies as a capital cost versus a tax deduction for utility asset improvements is subject to subsequent adjustment and may impact the income tax benefits that have been recognized.

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

Approximately 51% of our Regulated Water and Regulated Natural Gas segments’ workforce are unionized under 20 labor contracts with labor unions, which expire between at various times up until 2027. In light of rising costs for healthcare and retirement benefits, contract negotiations in the future may be difficult. We are subject to a risk of work stoppages and other labor actions as we negotiate with the unions to address these issues, which could harm our business, financial condition, and results of operations. We cannot assure you that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.

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

We are dependent on a continuing flow of important goods and services from suppliers for our businesses. A disruption or prolonged delays in obtaining important supplies or services, such as maintenance services, purchased water, chemicals, utility pipe, valves, hydrants, electricity, or other materials, could harm our utility services and our ability to operate in compliance with all regulatory requirements, which could harm our business, financial condition, and results of operations. In some circumstances, we rely on third parties to provide important services (such as customer bill print and mail activities, payment processing, or utility service operations in some of our divisions) and a disruption in these services could harm our business, financial condition, and results of operations. Some possible reasons for a delay or disruption in the supply of important goods and services include:

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

An impairment in the carrying value of our goodwill could negatively impact our consolidated results of operations and net worth.

We have significant amounts of goodwill resulting from the acquisition of utility systems and businesses. As of December 31, 2022, the net carrying value of goodwill amounted to $2,340,792,000 or 15% of our total assets. Of the balance, $2,277,447,000 relates to our Regulated Natural Gas reporting unit. Goodwill is initially recorded at fair value, not amortized and reviewed for impairment at least annually or more frequently if impairment indicators arise. Indicators that are considered significant include changes in performance relative to expected operating results, significant negative industry or economic trends, including rising interest rates, or a significant decline in our stock price and/or market capitalization for a sustained period of time. If certain factors arise, we may be required to record a significant non-cash charge to earnings in our consolidated financial statements during the period in which an impairment of our goodwill is determined. Any such non-cash charge could have a material adverse impact on our results of operations and net worth.

Risk Related to Public Health Threats

Global or regional health pandemics, epidemics or similar public health threats, including the COVID-19 pandemic, could negatively impact our business, outlook, financial condition, results of operations and liquidity.

Public health threats, such as the COVID-19 pandemic, and the measures implemented to contain its spread, continue to have widespread impacts on the global economy, our employees, customers, and third-party business partners. Public health threats could, in the future, materially impact our business in numerous ways, including, but not limited to, those outlined below:

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

These and other impacts of the COVID-19 pandemic or other global or regional health pandemics, epidemics or similar public health threats could also have the effect of heightening many of the other risks described in “Risk Factors” in this Annual Report and the other reports we file from time to time with the SEC. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results of operations, financial condition and liquidity. The ultimate impact of public health threats, such as the COVID-19 pandemic, on our business depends on factors beyond our knowledge or control, including the duration and severity of the outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Any of these factors could have a negative impact on our business, outlook, financial condition, and results of operations, which impact could be material.

Risks Related to the Company’s Capital Needs and Common Stock

We have substantial indebtedness, as a result, it may be more difficult for the Company to pay or refinance its debts or take other actions, and the Company may need to divert cash to fund debt service payments.

The Company has incurred significant additional indebtedness to finance the Peoples Gas Acquisition and to fund the debt refinancing of the Company’s outstanding existing debt (the Company Debt Refinancing). Additionally, in connection with the Peoples Gas Acquisition, the Company assumed approximately $1,106,000,000 of Peoples’ indebtedness. As of December 31, 2022, we had $6,617,395,000 of long-term debt outstanding.

The substantial indebtedness could:

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

•result in higher interest expense, which could be further increased in the event of increases in interest rates on the Company’s current or future borrowings; and

•require that additional materially adverse terms, conditions or covenants be placed on the Company under its debt instruments, which covenants might include, for example, limitations on additional borrowings and specific restrictions on uses of its assets, as well as prohibitions or limitations on its ability to create liens, pay dividends, receive distributions from its subsidiaries, redeem or repurchase its stock or make investments, any of which could hinder its access to capital markets and limit or delay its ability to carry out its capital expenditure program or otherwise limit its flexibility in the conduct of its business and make it more vulnerable to economic downturns and adverse competitive and industry conditions.

Based on the current and expected results of operations and financial condition of the Company, the Company believes that its cash flows from operations, together with the proceeds from borrowings, and issuances of equity and debt securities in the capital markets will generate sufficient cash on a consolidated basis to make all of the principal and interest payments when such payments are due under the Company’s and its current subsidiaries’ existing credit facilities, indentures and other instruments governing their outstanding indebtedness. However, the Company’s expectation is based upon numerous estimates and assumptions and is subject to numerous uncertainties.

Our business requires significant capital expenditures that are partially dependent on our ability to secure appropriate funding. Disruptions in the capital markets may limit our access to capital. If we are unable to obtain sufficient capital, or if the cost of borrowing increases, it may harm our business, financial condition, results of operations, and our ability to pay dividends.

Our business is capital intensive. In addition to the capital required to fund customer growth through our acquisition strategy, on an annual basis, we invest significant sums for additions to or replacement of property, plant and equipment. We obtain funds for our capital expenditures from operations, contributions and advances by developers and others, debt issuances, and equity issuances. We have paid dividends consecutively for 78 years, and our Board of Directors recognizes the value that our common shareholders place on both our historical payment record and on our future anticipated dividend payments. Our ability to continue our growth through acquisitions and to maintain and meet our financial objectives is dependent upon the availability of adequate capital, and we may not be able to access the capital markets on favorable terms or at all. Additionally, if in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would need to seek alternative financing sources; however, there can be no assurance that these alternative financing sources would be available on terms acceptable to us. In the event we are unable to obtain sufficient capital, we may need to take steps to conserve cash by reducing our capital expenditures or dividend payments and our ability to pursue acquisitions may be limited. The reduction in capital expenditures may result in reduced potential earnings growth, affect our ability to meet environmental laws and regulations, and limit our ability to improve or expand our utility systems to the level we believe appropriate. There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction, and maintenance. In addition, delays in completing major capital projects could delay the recovery of the capital expenditures associated with such projects through rates.

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

Our Regulated Water properties consist of water transmission and distribution mains and wastewater collection pipelines, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, pipes, dams, reservoirs, buildings, vehicles, land, easements, rights-of-way, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water and the collection and treatment of wastewater. Substantially all of our treatment, storage, and distribution properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of mortgage or indentures. These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries. For some properties that we acquired through the exercise of the power of eminent domain and other properties we purchased, we hold title for water supply purposes only. We own, operate and maintain approximately 14,350 miles of transmission and distribution mains, 23 surface water treatment plants, many well treatment stations, and 203 wastewater treatment plants. A small portion of the properties are leased under long-term leases.

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

The following table indicates our net property, plant and equipment, in thousands of dollars, as of December 31, 2022 in the principal states where we operate:

	Net Property, Plant and Equipment
Pennsylvania	$7,991,598	71.8%
Ohio	629,446	5.7%
Illinois	612,888	5.5%
North Carolina	507,503	4.6%
Texas	575,454	5.2%
Other (1)	814,057	7.2%
Consolidated	$11,130,946	100.0%

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

Our common stock is traded on the New York Stock Exchange under the ticker symbol WTRG. As of February 17, 2023, there were approximately 20,212 holders of record of our common stock.

The following table shows the cash dividends per share for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2022
Dividend paid per common share	$0.2682	$0.2682	$0.2870	$0.2870		$1.1104
Dividend declared per common share	0.2682	0.2682	0.2870	0.5740	*	1.3974

2021
Dividend paid per common share	$0.2507	$0.2507	$0.2682	$0.2682		$1.0378
Dividend declared per common share	0.2507	0.2507	0.2682	0.2682		1.0378

*includes dividends declared in December 2022 that are payable to shareholders on March 1, 2023

We have paid dividends consecutively for 78 years. On August 2, 2022, our Board of Directors authorized an increase of 7.0% in the September 1, 2022 quarterly dividend over the dividend Essential Utilities paid in the previous quarter. As a result of this authorization, beginning with the dividend payment in September 2022, the annualized dividend rate increased to $1.1480 per share. This is the 32nd dividend increase in the past 31 years and the 24th consecutive year that we have increased our dividend in excess of five percent. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1, and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant. In 2022, our dividends paid represented 62.0% of net income.

Information with respect to restrictions set forth in our debt instruments is disclosed in Note 11 – Long-term Debt and Loans Payable in the Notes to Consolidated Financial Statements which is contained in Item 8 of this Annual Report.

During the fourth quarter of 2022, the Company did not repurchase any of its equity securities under any repurchase plan or program.

The following table summarizes the Company’s purchases of its common stock under its equity incentive plans for the quarter ending December 31, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1-31, 2022	118	$42.70	-	-
November 1-30, 2022	-	$-	-	-
December 1-31, 2022	2,720	$48.35	-	-
Total	2,838	$48.12	-	-

(1)These amounts consist of 2,838 shares acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation under the plan. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plan. We purchased these shares at their fair market value, as determined by reference to closing price of our common stock on the day prior to award vesting.

Item 6. [RESERVED]

(In thousands of dollars, except per share amounts)

3210

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and accompanying Notes included in this Annual Report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business, operations, and financial performance. All dollar amounts are in thousands of dollars, except per share amounts.

The Company

Essential Utilities, Inc., (Essential Utilities, the Company, we, us, or our), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated five million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, West Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc. (Aqua Pennsylvania), provides water or wastewater services to approximately one-half of the total number of water or wastewater customers we serve. These customers are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Additionally, commencing on March 16, 2020, with the completion of the Peoples Gas Acquisition, the Company began to provide natural gas distribution services to customers in western Pennsylvania, Kentucky, and West Virginia. Approximately 93% of the total number of natural gas utility customers we serve are in western Pennsylvania. In December 2022, we entered into a definitive agreement to sell our regulated natural gas utility assets in West Virginia, which serve approximately 13,000 customers. This sale is conditioned on regulatory approval and is expected to close in mid-2023. The completion of this transaction will conclude our regulated utility operations in West Virginia. Lastly, the Company’s market-based activities are conducted through Aqua Infrastructure, LLC and Aqua Resources, Inc. and certain other non-regulated subsidiaries of Peoples. Prior to our October 30, 2020 sale of our investment in a joint venture, Aqua Infrastructure provided non-utility raw water supply services for firms in the natural gas drilling industry. Following the October 30, 2020 closing, Aqua Infrastructure does not provide any services to the natural gas drilling industry. Aqua Resources offers, through a third-party, water and sewer service line protection solutions and repair services to households. Other non-regulated subsidiaries of Peoples provide utility service line protection services to households and operate gas marketing and production businesses.

Recent Developments

In 2022, we experienced inflationary cost increases in our materials, labor and other operating costs, higher interest rates, as well as supply chain pressures, primarily as a result of the COVID-19 pandemic and global uncertainties associated with the current conflict in Ukraine and sanctions imposed in response to this conflict. The price of natural gas substantially increased and resulted in the significant increase in the revenue and expenses of our Regulated Natural Gas business in 2022, as compared to last year. We expect these pressures to continue throughout 2023. We continue to review the adequacy of our rates as approved by public utility commissions in relation to the increasing cost of providing services and the inherent regulatory lag in adjusting those rates. We also continue to work with our suppliers to monitor and address the risks present in our supply chain. While we have experienced some delays in certain materials, we have been able to adjust our purchasing procedures to secure and stock the necessary materials without materially impacting our operations or capital investment program. We continue to monitor the COVID-19 pandemic and take steps to mitigate the potential risks to our business. To date, there has not been a significant impact on our ability to serve our customers or secure necessary supplies.  While the pandemic presents risks to the Company's business, as further described in Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company has not experienced any material financial or operational impacts related to the COVID-19 pandemic. Despite our efforts, the potential for a material negative impact on the Company exists as the COVID-19 pandemic also depends on factors beyond our knowledge, control, or ability to predict, including the duration and severity of this pandemic, the emergence of new variants of the virus, the development and availability of effective treatments and vaccines, as well as third party actions taken to contain its spread and mitigate its public health effects.

(In thousands of dollars, except per share amounts)

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which among other things, implements a 15% minimum tax on book income of certain large corporations, and a 1% excise tax on net stock repurchases after December 31, 2022.  The alternative minimum tax would not be applicable in our next fiscal year because it is based on a three-year average annual adjusted financial statement income in excess of $1,000,000. Also included in the IRA is a provision to implement an annual waste emissions charge beginning with calendar year 2024 (to be paid in 2025) on applicable oil and gas facilities that exceed certain methane emission thresholds.  Currently, the Company has gathering facility assets that could exceed the minimum thresholds and potentially be subject to the waste emissions charge. We are continuing to assess the future impact of the provisions of the IRA on our consolidated financial statements and on the Company’s gathering assets. As a regulated utility, required capital expenditures and operating costs, including taxes, have been traditionally recognized by state utility commissions as appropriate for inclusion in establishing rates.

In December 2022, the Company signed an agreement to sell its regulated natural gas utility assets in West Virginia, which are used to serve approximately 13,000 customers or less than two percent of the Company’s regulated natural gas customers. This sale is conditioned on regulatory approval and is expected to close in mid-2023. The completion of this transaction will conclude our regulated utility operations in West Virginia and allow the Company to focus on the growth of its utilities in states where it has scale.

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

As of December 31, 2022, the Company’s rate base is estimated to be $9,300,000, which is comprised of:

•$6,400,000 in the Regulated Water segment; and

•$2,900,000 in the Regulated Natural Gas segment.

(In thousands of dollars, except per share amounts)

As of December 31, 2022, the regulatory status of the Company’s rate base is estimated to be as follows:

•$8,100,000 filed with respective state utility commissions or local regulatory authorities; and

•$1,200,000 not yet filed with respective state utility commissions or local regulatory authorities.

Our water and wastewater operations are composed of 47 rate divisions, and our natural gas operations are comprised of four rate divisions. Each of our utility rate divisions require a separate rate filing for the evaluation of the cost of service and recovery of investments in connection with the establishment of tariff rates for that rate division. When feasible and beneficial to our utility customers, we have sought approval from the applicable state utility commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base. All of the eight states in which we operate water and wastewater utilities currently permit us to file a revenue requirement using some form of consolidated rates for some or all of the rate divisions in that state.

Our operating subsidiaries received rate increases representing estimated annualized revenues of $81,610 in 2022 resulting from seven base rate decisions, $3,390 in 2021 resulting from six base rate decisions, and $4,480 in 2020 resulting from five base rate decisions. Annualized revenues in aggregate from all of the rate increases realized in the year of grant were $51,163 in 2022, $2,995 in 2021, and $1,594 in 2020.

Revenue Surcharges – Each of our states in which we operate water, wastewater, and natural gas utilities, permit us to add an infrastructure rehabilitation surcharge to their respective bills to offset the additional depreciation and capital costs associated with capital expenditures related to replacing and rehabilitating infrastructure systems. Prior to allowing for such surcharges, utilities absorbed all of the depreciation and capital costs of these projects between base rate increases without the benefit of additional revenues. The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag. This surcharge is intended to substantially reduce regulatory lag, which could act as a disincentive for utilities to rehabilitate their infrastructure. In addition, some states permit our subsidiaries to use a surcharge or credit on their bills to reflect allowable changes in costs, such as changes in state tax rates, other taxes and purchased water costs, until such time as the new costs are fully incorporated in base rates. Additional information regarding revenue surcharges is provided in Note 17 – Rate Activity in this Annual Report.

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

Materials and supplies, freight, chemicals, purchased power, and labor inflation resulted in increased costs in fiscal 2022, and we expect this trend will continue in fiscal 2023. Recovery of the effects of inflation through higher customer rates is dependent upon receiving adequate and timely rate increases. However, rate increases are not retroactive and often lag increases in costs caused by inflation. On occasion, our regulated utility companies may enter into rate settlement agreements, which require us to wait for a period of time to file the next base rate increase request. These agreements may result in regulatory lag whereby inflationary increases in expenses may not be reflected in rates, and may not yet be requested, or a gap may exist between when a capital project is completed and the start of its recovery in rates. Even during periods of moderate inflation, the effects of inflation can have a negative impact on our operating results.

Our natural gas distribution operations are also affected by the cost of natural gas. We are able to generally pass the cost of gas to our customers without markup under purchase gas cost adjustment mechanisms; therefore, increases in the cost of gas are offset by a corresponding increase in revenues. However, higher gas costs may adversely impact our accounts receivable collections, resulting in higher bad debt expense. This risk is currently mitigated by rate design that allows us to collect from our customers a portion of our bad debt expense. Additionally, higher gas costs may require us to increase borrowings under our credit facilities, resulting in higher interest expense. A typical residential natural gas bill includes

(In thousands of dollars, except per share amounts)

charges for the cost of gas, delivery, and other charges. As of January 1, 2023, the annual portion of a typical Peoples Natural Gas residential bill related to gas costs is approximately 56%. In periods when we experience market increases in natural gas costs, such as in 2022, customer affordability and usage may be reduced. Customer conservation measures may occur that can reduce natural gas revenues, either temporarily or over time.

Income Tax Accounting Change - In March 2020 and in June 2022, the Company changed the method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas and Peoples Gas Company subsidiaries, respectively. In December 2022, the Company made a similar change for its Aqua New Jersey subsidiary beginning with the current tax year. These changes allow a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. The Company is utilizing the flow-through method to account for these timing differences. For Peoples Natural Gas, the Company calculated the income tax benefits for qualifying capital expenditures made prior to March 16, 2020 (catch-up adjustment) and has recorded a regulatory liability for $160,655 for these income tax benefits. In May 2021, the Pennsylvania Public Utility Commission approved a settlement petition that allows Peoples Natural Gas to continue to use flow-through accounting for the current tax repair benefit and allows for the catch-up adjustment be given to its customers. These benefits are being provided back to customers over a five-year period through a credit on customer bills which commenced in August 2021. In addition, the settlement petition required the contribution of $500 to a customer-bill payment assistance program, completed in July 2021, and $5,000 in relief to past-due accounts for natural gas customers impacted by the COVID-19 pandemic, completed in December 2021. For Peoples Gas, the Company calculated the catch-up adjustment for periods prior to the 2021 tax year and recognized a regulatory liability of $13,808 for these income tax benefits. The Company will maintain this regulatory liability on its consolidated balance sheet until the accounting treatment is determined in its next base rate case.

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

During 2022, we completed three acquisitions of water and wastewater systems, which along with the organic growth in our existing systems, represents 31,537 new customers. During 2021 we completed two acquisitions of water and wastewater systems, which along with the organic growth in our existing systems, represents 21,364 new customers. During 2020, in addition to the Peoples Gas Acquisition, we completed six acquisitions of water and wastewater systems, which along with the organic growth in our existing systems, represents 24,169 new customers.

(In thousands of dollars, except per share amounts)

The Company currently has eight signed purchase agreements for additional water and wastewater systems that are expected to serve approximately 218,600 equivalent retail customers or equivalent dwelling units and total approximately $380,000 in purchase price in four of our existing states. This includes the Company’s agreement to acquire the Delaware County Regional Water Quality Control Authority (DELCORA) for $276,500. DELCORA, a Pennsylvania sewer authority, serves approximately 198,000 equivalent dwelling units in the Philadelphia suburbs. Refer to Note 2 – Acquisitions in this Annual Report for further discussion.

As of December 31, 2022, the pipeline of potential water and wastewater municipal acquisitions the company is actively pursuing represents approximately 400,000 total customers or equivalent dwelling units. The Company remains on track to, on average, annually increase customers between 2% and 3% through acquisitions and organic customer growth.

Performance Measures Considered by Management

We consider the following financial measures (and the period to period changes in these financial measures) to be the fundamental basis by which we evaluate our operating results:

•earnings per share;

•water and wastewater operating revenues;

•gas operating revenues, net of purchased gas costs;

•earnings before interest, taxes, and depreciation (EBITD);

•earnings before income taxes;

•net income; and

•the dividend rate on common stock.

In addition, we consider other key measures in evaluating our utility business performance within our Regulated Water and Regulated Natural Gas segments:

•our number of utility customers;

•the ratio of operations and maintenance expense compared to operating revenues (this percentage is termed “operating expense ratio”);

•return on revenues (net income divided by operating revenues);

•rate base growth;

•return on equity (net income divided by stockholders’ equity); and

•the ratio of capital expenditures to depreciation expense.

Some of these measures, like EBITD and gas operating revenues, net of purchased gas costs, are non-GAAP financial measures. The Company believes that the non-GAAP financial measures provide management the ability to measure the Company’s financial operating performance across periods and are more comparable to measures reported by other companies. We believe EBITD is a relevant and useful indicator of operating performance, as we measure it for management purposes because it provides a better understanding of our results of operations by highlighting our operations and the underlying profitability of our core businesses.

We review these measurements regularly and compare them to historical periods, to our operating budget as approved by our Board of Directors, and to other publicly-traded utilities. Additionally, our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment mechanism and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Therefore, fluctuations in the cost of purchased gas impact operating revenues on dollar-for-dollar basis. Management uses gas operating revenues, net of purchased gas costs, a non-GAAP financial measure, to analyze the financial performance of our Regulated Natural Gas segment. Management believes this measure provides a meaningful basis for evaluating our natural gas utility operations since purchased gas expenses are included in operating revenues and passed through to customers.

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

Other Operational Measures Considered by Management

Sendout - Sendout represents the quantity of treated water delivered to our distribution systems. We use sendout as an indicator of customer demand. Weather conditions tend to impact water consumption, particularly during the late spring, summer, and early fall when discretionary and recreational use of water is at its highest. Consequently, a higher proportion of annual Regulated Water segment operating revenues are realized in the second and third quarters. In general, during this period, an extended period of hot and dry weather increases water consumption, while above-average rainfall and cool weather decreases water consumption. Conservation efforts, construction codes that require the use of low-flow plumbing fixtures, as well as mandated water use restrictions in response to drought conditions can reduce water consumption. We believe an increase in conservation awareness by our customers, including the increased use of more efficient plumbing fixtures and appliances, may continue to result in a long-term structural trend of declining water usage per customer. These gradual long-term changes are normally taken into account by the utility commissions in setting rates, whereas significant short-term changes in water usage, resulting from drought warnings, water use restrictions, or extreme weather conditions, may not be fully reflected in the rates we charge between rate proceedings. In Illinois, our operating subsidiary has a revenue stability mechanism which allows us to recognize state PUC-authorized revenue for a period which is not based upon the volume of water sold during that period, and effectively lessens the impact of weather and consumption variability.

On occasion, drought warnings and water use restrictions are issued by governmental authorities for portions of our service territories in response to extended periods of dry weather conditions, regardless of our ability to meet unrestricted

(In thousands of dollars, except per share amounts)

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

The geographic diversity of our utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of the country. During the year ended December 31, 2022, our operating revenues for our Regulated Water segment were derived principally from the following states: approximately 56% in Pennsylvania, 11% in Ohio, 9% in Illinois, 8% in Texas, and 7% in North Carolina.

Heating Degree Days – The regulated natural gas utility business is subject to seasonal fluctuations with the peak usage period occurring in the heating season which generally runs from October to March. A heating degree day (HDD) is each degree that the average of the high and the low temperatures for a day is below 65 degrees Fahrenheit in a specific geographic location. Particularly during the heating season, this measure is used to reflect the demand for natural gas needed for heating based on the extent to which the average temperature falls below a reference temperature for which no heating is required (65 degrees Fahrenheit). HDDs are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas. Normal temperatures are based on a historical twenty-year average heating degree days, as calculated from data provided by the National Weather Service for the same geographic location. During the year ended December 31, 2022, we experienced actual HDDs of 5,648 days, which was colder by 3.9% than the average or normal HDDs for Pittsburgh, Pennsylvania, which we use as a proxy for our western Pennsylvania service territory.

RESULTS OF OPERATIONS

Consolidated financial and operational highlights for the years ended December 31, 2022, 2021 and 2020 are presented below. For discussion of our results of operations and cash flows for 2021 compared with 2020, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

Years ended December 31,	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Operating revenues:
Regulated water segment	$1,082,972	$980,203	$938,540	$102,769	$41,663
Regulated gas segment	1,143,362	859,902	506,564	283,460	353,338
Other and eliminations	61,698	38,039	17,594	23,659	20,445
Consolidated operating revenues	$2,288,032	$1,878,144	$1,462,698	$409,888	$415,446
Operations and maintenance expense	$613,649	$550,580	$528,611	$63,069	$21,969
Net income (1)	$465,237	$431,612	$284,849	$33,625	$146,763
Capital expenditures	$1,062,763	$1,020,519	$835,642	$42,244	$184,877
Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	26.8%	29.3%	36.1%	-2.5%	-6.8%
Depreciation and amortization	14.0%	15.9%	17.6%	-1.9%	-1.7%
Taxes other than income taxes	3.9%	4.6%	5.2%	-0.7%	-0.6%
Interest expense, net of interest income	10.2%	10.9%	12.5%	-0.7%	-1.6%
Net income (1)	20.3%	23.0%	19.5%	-2.7%	3.5%
Return on Essential Utilities stockholders' equity (1)	8.7%	8.3%	6.1%	0.4%	2.2%
Ratio of capital expenditures to depreciation expense	3.4	3.5	3.3	-0.1	0.2
Effective tax rate	(3.2%)	(2.3%)	(7.5%)	(0.9%)	5.2%

(In thousands of dollars, except per share amounts)

(1)Reflects Peoples Gas Acquisition transaction-related expenses of $20,925 ($25,573 pre-tax) in 2020 and utility customer rate credits issued in 2020 of $23,004 (or $16,357 net of tax).

(2)Peoples Gas’ operating results are included since its acquisition on March 16, 2020.

Consolidated Results of Operations Comparison for 2022 and 2021

Operating revenues - Operating revenues increased by $409,888 or 21.8% for the year ended December 31, 2022 compared to the year ended December 31, 2021. Revenues from our Regulated Water segment increased by $102,769, Regulated Natural Gas segment by $283,460 and other revenues by $23,659. A detailed discussion of the factors contributing to the changes in segment net revenue is included below under the section, Segment Results of Operations.

Our other revenues consist of market-based revenues at Aqua Resources, Aqua Infrastructure, and our non-regulated natural gas operations amounting to $61,698 in 2022, $38,435 in 2021, and $17,776 in 2020. The increase in other revenues is primarily due to higher revenues from our non-regulated natural gas operations driven by higher gas prices.

Operating expenses - Operations and maintenance expenses increased in 2022, as compared to 2021, by $63,069 or 11.5%, primarily due to:

•increase in employee related costs of $17,129 driven by an increase in labor rates, other compensation, including a one-time compensation payment for non-officer level employees, and benefits to employees;

•increase in production costs for water and wastewater operations of $6,339, primarily due to higher chemical prices and an increase in wholesale water costs;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems and higher customer base of $6,872;

•increase in customer assistance surcharge costs of $12,778 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues. These revenues and offsetting expenses increased mainly due to the increase in average gas prices during 2022 compared to last year;

•increase in insurance expense of $6,911 due to higher insurance claims, which includes the impact of a favorable insurance reserve adjustment of $2,426 during the first quarter of 2021;

•increase in legal expenses of $2,779;

•increase in materials and supplies of $3,417, and outside services and maintenance expenses of $22,175 largely due to inflationary cost pressures and increased maintenance activity; offset by,

•reduction of expenses in 2022 of $454 associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue into 2023;

•decrease in repairs expense of $2,820 as 2021 included costs incurred to restore and repair the property damaged by Hurricane Ida;

•lower asset impairment charge of $2,900 associated with the write down of the right of use assets of our Regulated Natural Gas segment’s leased office space to fair value in 2022 as compared with 2021; and,

•a decrease in expenses of $7,386 in our Regulated Gas segment due to higher capitalization as a result of greater capital spend in the current year.

Purchased gas increased by $261,733 or 76.9% in 2022 compared to 2021. Purchased gas represents the cost of gas sold by Peoples for the regulated and non-regulated gas business and has a corresponding offset in revenue. This expense increased for the regulated natural gas business and non-regulated business by $237,619 and $24,114, respectively, as a result of the increase in natural gas prices.

Depreciation and amortization expense increased by $23,225 or 7.8%, in 2022 over 2021, principally due to continued capital expenditures to expand and improve our utility facilities, upgrade our information systems, our acquisitions of new utility systems, and additional rate case filings. Expenses associated with filing rate cases are deferred and amortized over periods that generally range from one to three years.

(In thousands of dollars, except per share amounts)

Taxes other than income taxes totaled $90,024 in 2022 and $86,641 in 2021, and has increased by $3,383 or 3.9% in 2022 as compared to 2021 principally due to increase in pumping fees of $2,120.

Other expense, net - Interest expense was $238,116 in 2022 and $207,709 in 2021. Interest expense increased in 2022 primarily due to an increase in average borrowings, and an increase in average interest rates. The weighted average cost of fixed rate long-term debt was 3.78% at December 31, 2022 and 3.61% at December 31, 2021. The weighted average cost of fixed and variable rate long-term debt was 3.94% at December 31, 2022 and 3.49% at December 31, 2021.

Allowance for funds used during construction (AFUDC) was $23,665 in 2022 and $20,792 in 2021, and varies as a result of changes in the average balance of utility plant construction work in progress, to which AFUDC is applied, changes in the AFUDC rate which is based predominantly on short-term interest rates, changes in the balance of short term-debt, and changes in the amount of AFUDC related to equity. The increase in 2022 is primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied. The amount of AFUDC related to equity was $17,618 in 2022 and $16,282 in 2021.

Gain on sale of other assets totaled $991 in 2022 and $976 in 2021, and consists of the sales of property, plant and equipment.

Other totaled $494 in 2022, and $(2,848) in 2021, and largely consists of the non-service cost component of our net benefit cost for pension benefits and unrealized gains and losses on investments associated with our non-qualified pension plan. In 2022, the fair values of our investments associated with our non-qualified plan declined and we recognized a loss of $895 in 2022 compared to a gain of $(607) in 2021.

Income tax benefit - Our effective income tax rate was (3.2)% in 2022, and (2.3)% in 2021. The Company’s provision for income taxes represents an income tax benefit due to the effects of tax deductions recognized for certain qualifying infrastructure investments. The decrease in the effective tax rate is primarily attributed to the increase in our income tax benefit associated with the tax deduction for qualifying infrastructure investments.

Net income -

	Years ended December 31,
	2022	2021	2020
Operating income	$661,187	$602,709	$434,686
Net income	465,237	431,612	284,849
Diluted net income per share	1.77	1.67	1.12

The changes in diluted net income per share in 2022 over the previous year were due to the aforementioned changes.

Although we have experienced increased income in the recent past, continued adequate rate increases reflecting increased operating costs and new capital improvements are important to the future realization of improved profitability.

Segment Results of Operations Comparison for 2022 and 2021

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

(In thousands of dollars, except per share amounts)

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

Regulated Water Segment

The following tables present the selected operating results and customers served for our Regulated Water segment, for and as of the year ended December 31,:

	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Sendout (in millions of gallons)
Pennsylvania	42,666	42,198	41,683	468	515
Ohio	14,604	13,971	14,020	633	(49)
Illinois	8,784	8,764	8,651	20	113
Texas	8,606	7,212	7,393	1,394	(181)
North Carolina	5,934	5,984	5,780	(50)	204
Other states	6,272	6,191	6,299	81	(108)
Subtotal	86,866	84,320	83,826	2,546	494
Elimination	(141)	(154)	(65)	13	(89)
Total sendout by state	86,725	84,166	83,761	2,559	405

Utility customers:
Residential water	850,673	842,200	832,902	8,473	9,298
Commercial water	43,119	42,864	42,535	255	329
Industrial water	1,286	1,331	1,338	(45)	(7)
Other water	18,446	17,932	18,561	514	(629)
Wastewater	181,721	162,478	151,965	19,243	10,513
Total water and wastewater utility customers	1,095,245	1,066,805	1,047,301	28,440	19,504

Operating revenues:
Residential water	$607,473	$561,996	$567,485	$45,477	$(5,489)
Commercial water	168,460	151,071	143,479	17,389	7,592
Industrial water	32,581	30,230	29,764	2,351	466
Other water	94,359	89,472	67,712	4,887	21,760
Wastewater	165,312	132,316	121,117	32,996	11,199
Customer rate credits	-	-	(4,080)	-	4,080
Other utility	14,787	15,118	13,063	(331)	2,055
Total operating revenues	$1,082,972	$980,203	$938,540	$102,769	$41,663
Operating expenses:
Operations and maintenance expense	$370,850	$332,598	$309,608	$38,252	$22,990
Depreciation and amortization	$201,392	$182,074	$171,152	$19,318	$10,922
Taxes other than income taxes	$64,472	$63,264	$60,505	$1,208	$2,759
Other expense, net	$84,396	$81,931	$91,001	$2,465	$(9,070)
Provision for income tax	$47,510	$26,633	$22,481	$20,877	$4,152
Segment net income	$314,352	$293,703	$283,793	$20,649	$9,910

Operating revenues - The growth in our Regulated Water segment’s revenues over the past three years is primarily a result of increases in our water and wastewater rates and our customer base. Water and wastewater rate increases, including infrastructure rehabilitation surcharges, implemented during the past three years have provided additional operating revenues of $63,367 in 2022, $27,421 in 2021, and $32,660 in 2020. The number of customers increased at an annual compound rate of 2.2% over the past three years due to acquisitions and organic growth, adjusted to exclude customers associated with utility system dispositions. Acquisitions in our Regulated Water segment have provided additional water and wastewater revenues of $16,145 in 2022, $6,750 in 2021, and $10,951 in 2020.

Our Regulated Water segment also includes operating revenues of $11,477 in 2022 and $13,358 in 2021, and $8,781 in 2020, associated with revenues earned primarily from fees received from telecommunication operators that have put

(In thousands of dollars, except per share amounts)

cellular antennas on our water towers, fees earned from municipalities for our operation of their water or wastewater treatment services or to perform billing services, and fees earned from developers for accessing our water mains.

Operating expenses - Operations and maintenance expense for the year ended December 31, 2022 was $370,850 compared to $332,598 in the prior period. The increase of 38,252 or 11.5% was primarily due to the following:

•increase in employee related costs of $7,279 driven by an increase in labor rates, other compensation and benefits to employees;

•increase in production costs for water and wastewater operations of $6,339;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $6,872;

•increase in legal expenses of $3,059;

•increase in outside services and maintenance expenses of $17,196 in our Regulated Water segment as compared with the prior period; offset by,

•reduction of expenses in 2022 of $454 associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue into 2023; and,

•offset by a decrease in repairs expense of $2,820 as 2021 included costs incurred to restore and repair the property damaged by Hurricane Ida.

Depreciation and amortization increased by $19,318 or 10.6% primarily due to continued capital spend.

Other expense, net – Interest expense, net, increased by $3,582 or 3.3% primarily due to the increase in average borrowings and higher interest rate on our revolving line of credit in 2022.

AFUDC increased by $1,692 or 8.8% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Provision for income tax – The effective income tax rate for our Regulated Water segment was 13.1% in 2022, compared to 8.3% in 2021. The change in the effective tax rate is primarily due to a decrease in the amortization of certain regulatory liabilities associated with deferred taxes.

(In thousands of dollars, except per share amounts)

Regulated Natural Gas Segment

The following tables present the selected operating results and customers served for our Regulated Natural Gas segment for and as of the year ended December 31,:

	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Gas utility customers:
Residential gas	695,198	692,174	690,642	3,024	1,532
Commercial gas	59,684	59,595	59,424	89	171
Industrial gas	1,459	1,475	1,436	(16)	39
Total gas utility customers	756,341	753,244	751,502	3,097	1,742

Delivered volumes (thousand cubic feet)
Residential gas	61,093,372	56,542,038	33,675,963	4,551,334	22,866,075
Commercial gas	37,240,382	33,403,899	20,082,555	3,836,483	13,321,344
Industrial gas	49,017,036	49,726,237	37,936,661	(709,201)	11,789,576
Total delivered volumes	147,350,790	139,672,174	91,695,179	7,678,616	47,976,995
Heating Degree Days (b)	5,648	5,139	3,013	509	2,126
Average Heating Degree Days (c)	5,438	5,466	2,973	(28)	2,493

	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Operating revenues:
Residential gas	$720,490	$530,338	$314,274	$190,152	$216,064
Commercial gas	149,653	99,596	50,239	50,057	49,357
Industrial gas	5,636	3,427	6,923	2,209	(3,496)
Gas transportation	205,825	198,195	133,685	7,630	64,510
Customer rate credits	-	(5,000)	(18,924)	5,000	13,924
Other utility	61,758	33,346	20,367	28,412	12,979
Total operating revenues	$1,143,362	$859,902	$506,564	$283,460	$353,338
Operating expenses:
Operations and maintenance expense	$239,506	$226,194	$198,383	$13,312	$27,811
Purchased gas	$551,009	$313,390	$154,103	$237,619	$159,287
Depreciation and amortization	$118,955	$113,238	$84,201	$5,717	$29,037
Taxes other than income taxes	$22,642	$20,801	$13,307	$1,841	$7,494
Other expense, net	$87,916	$78,099	$25,252	$9,817	$52,847
Income tax benefit	$(61,942)	$(40,013)	$(25,133)	$(21,929)	$(14,880)
Segment net income	$185,276	$148,193	$56,451	$37,083	$91,742

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

Operating revenues – Operating revenues from the Regulated Natural Gas segment increased by $283,460 or 33.0% due to:

•impact of higher gas cost of $237,619 in 2022 as compared to 2021;

•higher gas usage of $27,237;

•increase of $13,682 due to higher rates and other surcharges; and,

•increase in customer assistance surcharge of $12,778, which has an equivalent offsetting amount in operations and maintenance expense. These revenues and offsetting expenses increased mainly due to the increase in average gas prices in 2022 compared to the last year; and,

•offset by the increase in tax repair surcredits to customers of $18,304.

(In thousands of dollars, except per share amounts)

Operating expenses – Operations and maintenance expense for the year ended December 31, 2022 increased by $13,312 or 5.9% primarily due to the following:

•increases in employee related costs of $5,413 driven by an increase in labor rates, other compensation and benefits to employees;

•increase in customer assistance surcharge costs of $12,778, which has an equivalent offsetting amount in revenues;

•increase in outside services and maintenance expenses of $4,841; offset by,

•lower asset impairment charge of $2,900 associated with the write down of the right of use assets of our Regulated Natural Gas segment’s leased office space to fair value in 2022 as compared with 2021; and,

•a decrease in expenses of $7,386 in our Regulated Gas segment due to higher capitalization as a result of greater capital spend in the current year.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Therefore, fluctuations in the cost of purchased gas impact operating revenues on dollar-for-dollar basis. Purchased gas increased by $237,619 or 75.8% due to an increase of 78.2% in the average gas commodity prices in 2022 as compared to the prior year.

Depreciation and amortization increased by $5,717 or 5.0% primarily due to continued capital spend.

Taxes other than income taxes increased by $1,841 or 8.9% mainly due to to an increase in sales and use taxes and regulatory fees in 2022.

Other expense, net – Interest expense, net, increased by $11,558 or 15.3% for 2022 compared to 2021 due to additional borrowings and a higher interest rate on our revolving line of credit in 2022.

AFUDC increased by $1,181 or 77.0% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Income tax benefit – The effective income tax rate was a benefit of 50.2% in 2022, compared to a benefit of 37.0% in 2021. The change in the effective tax rate is primarily attributed to an increase in the income tax benefit associated with the tax deduction for qualifying infrastructure investment and an increase in the amortization of the tax repair catch-up adjustment in our Regulated Natural Gas segment.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flow and Capital Expenditures

Net operating cash flows, dividends paid on common stock, capital expenditures, including allowances for funds used during construction, and expenditures for acquiring utility systems were as follows for the years ended December 31:

	Net Operating Cash Flows	Dividends	Capital Expenditures	Acquisitions
2020	$508,024	$232,571	$835,642	$3,501,835
2021	644,679	258,650	1,020,519	36,326
2022	600,306	288,632	1,062,763	116,891
	$1,753,009	$779,853	$2,918,924	$3,655,052

Net cash flows from operating activities decreased from 2021 to 2022 largely due to the increase in accounts receivable, unbilled revenues and inventory- gas stored. Average cost of gas stored in inventories and associated recoveries of gas costs from customers was higher in 2022 than in 2021.

(In thousands of dollars, except per share amounts)

Included in capital expenditures for the three year period are: expenditures for the rehabilitation of existing utility systems, the expansion of our utility systems, modernization and replacement of existing treatment facilities, meters, office facilities, information technology, vehicles, and equipment. During this three year period, we received $36,563 of customer advances and contributions in aid of construction to finance new utility mains and related facilities that are not included in the capital expenditures presented in the above table. In addition, during this period, we have made repayments of debt, which includes the net effect of borrowings and repayments under our long-term revolving credit facility of $1,965,289 and have refunded $21,068 of customers’ advances for construction. Dividends increased during the past three years as a result of annual increases in the dividends declared and paid and increases in the number of shares outstanding.

Our planned 2023 capital program, excluding the costs of new mains financed by advances and contributions in aid of construction is estimated to be approximately $1,123,000 in infrastructure improvements for the communities we serve. The 2023 capital program is expected to include approximately $747,000 for infrastructure rehabilitation surcharge qualified projects. Our planned 2023 capital program in Pennsylvania for our water and natural gas utilities is estimated to be approximately $761,000, a portion of which is expected to be eligible as a deduction for qualifying utility asset improvements for Federal income tax purposes. Our overall 2023 capital program along with $199,356 of debt repayments and $365,432 of other contractual cash obligations, as reported in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations”, has been, or is expected to be, financed through internally-generated funds, our revolving credit facilities, and the issuance of long-term debt and equity.

Future utility construction in the period 2024 through 2025, including recurring programs, such as the ongoing replacement or rehabilitation of utility meters and mains, water treatment plant upgrades, storage facility renovations, pipes, service lines, and additional transmission mains to meet customer demands, excluding the costs of new mains financed by advances and contributions in aid of construction, is estimated to require aggregate expenditures of approximately $2,115,000. We anticipate that approximately one-half of these expenditures will require external financing. We expect to refinance $221,345 of long-term debt during this period as it becomes due with funds from new issues of long-term debt, issuances of equity, internally-generated funds, and our revolving credit facilities. The estimates discussed above do not include any amounts for possible future acquisitions of utility systems or the financing necessary to support them.

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

Acquisitions

As part of the Company’s growth-through-acquisition strategy, as of December 31, 2022, the Company has entered into purchase agreements to acquire the water or wastewater utility system assets of seven municipalities and a private company for a total combined purchase price in cash of approximately $380,000.  The purchase price for these pending acquisitions is subject to certain adjustments at closing, and the pending acquisitions are subject to regulatory approvals, including the final determination of the fair value of the rate base acquired.  Closings for these acquisitions are expected to occur in 2023 or early 2024, which is subject to the timing of the various regulatory approval processes.  These acquisitions are expected to add approximately 218,600 equivalent retail customers in four of the states in which the Company operates.

(In thousands of dollars, except per share amounts)

In November 2022, the Company acquired the water system of Oak Brook, DuPage County, Illinois, which serves 2,037 customers, for a cash purchase price of $12,500. In August 2022, the Company acquired the municipal wastewater assets of East Whiteland Township, Chester County, Pennsylvania, which serves 4,018 customers, for a cash purchase price of $54,374. In March 2022, the Company acquired the wastewater system of Lower Makefield Township, which serves 11,323 customer connections in Lower Makefield, Falls, and Middletown townships, and Yardley Borough, Bucks County, Pennsylvania, for a cash purchase price of $53,000.

In August 2021, the Company acquired the water utility system assets of The Commons Water Supply, Inc., which serves 992 customers in Harris County, Texas, and the wastewater utility system assets of the Village of Bourbonnais, which serves approximately 6,500 customers in Kankakee County, Illinois. The total cash purchase prices for these utility systems were $4,000 and $32,100, respectively.

On March 16, 2020, the Company completed the Peoples Gas Acquisition, which expanded the Company’s regulated utility business to include natural gas distribution, serving approximately 750,000 natural gas utility customers in western Pennsylvania, West Virginia and Kentucky. The Company paid cash consideration of $3,465,344, which was subject to adjustment based upon the terms of the purchase agreement. The Company financed this acquisition through the April 2019 issuances of $1,293,750 of common stock, $900,000 of senior notes (of which $436,000 was for this acquisition), $690,000 of tangible equity units, and the issuance of $750,000 of common stock through a private placement, and borrowings on our revolving credit facility. Additionally, during 2020, we completed six acquisitions of water and wastewater utility systems for $63,279 in cash in four of the states in which we operate, adding 10,585 customers.

Excluding the Peoples Gas Acquisition, during the past three years, we have expended cash of $216,496 related to the acquisition of both water and wastewater utility systems. We continue to pursue the acquisition of water and wastewater utility systems and explore other utility acquisitions that may be in a new state. Our typical acquisitions are expected to be financed with short-term debt with subsequent repayment from the proceeds of long-term debt, retained earnings, or equity issuances.

Assets Held for Sale and Disposition

We routinely review and evaluate areas of our business and operating divisions and, over time, may sell utility systems or portions of systems. In December 2022, the Company signed an agreement to sell its regulated natural gas utility assets in West Virginia which serve less than two percent of the Company’s regulated natural gas customers. This sale is conditioned on regulatory approval and is expected to close in mid-2023. The completion of this transaction will conclude our regulated utility operations in West Virginia.

In October 2020, the Company also sold its investment in a joint venture. Its investment represented its 49% investment in a joint venture that operates a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale of north central Pennsylvania, and recorded a charge of $3,700 associated with the sale. Refer to Note 3 – Asset Held for Sale and Disposition in this Annual Report for additional information.

Sources of Capital

Since net operating cash flow plus advances and contributions in aid of construction have not been sufficient to fully fund our cash requirements including capital expenditures and our growth through acquisitions program, which included financings for a portion of the Peoples Gas Acquisition, we issued $5,542,246 of long-term debt, and obtained other short-term borrowings during the past three years. At December 31, 2022, we have a $1,000,000 unsecured long-term revolving credit facility that expires in December 2027, of which $19,041 was designated for letter of credit usage, $490,959 was available for borrowing, and $490,000 of borrowings were outstanding at December 31, 2022. This credit facility was established in December 2022, replacing a similar facility that was expiring in December 2023, and was used to repay all indebtedness and fees under our prior unsecured revolving credit facility, and for other general corporate purposes. In addition, we have short-term lines of credit of $435,500 of which $207,000 was available as of December 31, 2022. Included in the short-term lines of credit is an Aqua Pennsylvania $100,000 364 day unsecured revolving credit facility and a Peoples Natural Gas $300,000 364 day unsecured revolving credit facility. These short-term lines of credit are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

(In thousands of dollars, except per share amounts)

In January 2023 and October 2022, Aqua Pennsylvania issued $75,000 and $125,000 of first mortgage bonds, due in 2043 and 2052, and with interest rates of 5.60% and 4.50%, respectively. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

On October 14, 2022, the Company entered into at-the market sales agreements (“ATM”) with third-party sales agents, under which the Company may offer and sell shares of its common stock, from time to time, at its option, having an aggregate gross offering price of up to $500,000 pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-255235). The Company intends to use the net proceeds from the sales of shares through the ATM for working capital, capital expenditures, water and wastewater utility acquisitions and repaying outstanding indebtedness. As of December 31, 2022, the Company has issued 1,321,994 shares for net proceeds of $63,040 under the ATM. In January 2023, the Company has issued 399,128 shares for net proceeds of $19,294 under the ATM.

On June 30, 2022, the Peoples Natural Gas Companies amended its 364-day revolving credit agreement primarily to increase the amount of the facility from $100,000 to $300,000 and to update the termination date of the facility to June 29, 2023. Aqua Pennsylvania also amended its $100,000 364-day revolving credit agreement primarily to update the termination date to June 29, 2023 to coincide with the term of the Peoples Natural Gas Companies’ facility.

On May 20, 2022, the Company issued $500,000 of long-term debt (the “Senior Notes”), less expenses of $5,815, due in 2052 with an interest rate of 5.30%. The Company used the net proceeds from the issuance of Senior Notes to (1) to repay $49,700 of borrowings under Aqua Pennsylvania’s 364-day revolving credit facility and $410,000 of borrowings under the Company’s existing five year unsecured revolving credit facility, and (2) for general corporate purposes.

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

Our loan and debt agreements require us to comply with certain financial covenants, which among other things, subject to specific exceptions, limit the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. During 2022, we were in compliance with our debt covenants under our credit facilities. Failure to comply with our debt covenants could result in an event of default, which could result in us being required to repay or refinance our borrowings before their due date, possibly limiting our future borrowings, and increasing our borrowing costs.

(In thousands of dollars, except per share amounts)

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

In addition, we have an acquisition shelf registration statement, which was filed with the SEC on February 27, 2015, to permit the offering from time to time of an aggregate of $500,000 of our common stock and shares of preferred stock in connection with acquisitions. The balance remaining available for use under the acquisition shelf registration as of December 31, 2022 is $487,155.

We will determine the form and terms of any further securities issued under the universal shelf registration statement and the acquisition shelf registration statement at the time of issuance.

We offer a Dividend Reinvestment and Direct Stock Purchase Plan (the Plan) that provides a convenient and economical way to purchase shares of the Company. Under the direct stock purchase portion of the Plan, shares are issued throughout the year. The dividend reinvestment portion of the Plan offers a five percent discount on the purchase of shares of common stock with reinvested dividends. As of the December 2022 dividend payment, holders of 5.1% of the common shares outstanding participated in the dividend reinvestment portion of the Plan. The shares issued under the Plan are either original issue shares or shares purchased by the Company’s transfer agent in the open-market. During the past three years, we have sold 1,132,080 original issue shares of common stock for net proceeds of $49,940 through the dividend reinvestment portion of the Plan, and we used the proceeds to invest in our operating subsidiaries, to repay short-term debt, and for general corporate purposes. In 2022, 2021 and 2020, we sold 368,278, 374,824 and 388,978 original issues shares of common stock for net proceeds of $16,619, $16,799 and $16,522, respectively, through the dividend reinvestment portion of the plan.

Off-Balance Sheet Financing Arrangements

We do not engage in any off-balance sheet financing arrangements. We do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2022:

		Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt	$6,617,395	$199,356	221,345	751,512	5,445,182
Interest on fixed-rate, long-term debt (1)	250,143	8,149	9,953	39,570	192,471
Operating leases (2)	60,348	8,923	17,233	13,429	20,763
Unconditional purchase obligations (3)	18,216	4,716	9,142	3,238	1,120
Gas purchase obligations (4)	2,813,168	234,950	485,784	485,507	1,606,927
Other purchase obligations (5)	84,632	84,632	-	-	-
Pension plan obligations (6)	20,343	20,343	-	-	-
Other obligations (7)	11,825	3,719	2,737	3,293	2,076
Total	$9,876,070	$564,788	$746,194	$1,296,549	$7,268,539

(In thousands of dollars, except per share amounts)

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

In addition to the contractual obligations table above, we have the following obligations:

•Refunds of customer’s advances for construction – We pay refunds on customers’ advances for construction over a specific period of time based on operating revenues related to developer-installed utility mains or as new customers are connected to and take service from such mains. After all refunds are paid, any remaining balance is transferred to contributions in aid of construction. The refund amounts are not included in the above table because the refund amounts and timing are dependent upon several variables, including new customer connections, customer consumption levels and future rate increases, which cannot be accurately estimated. Portions of these refund amounts are payable annually through 2031 and amounts not paid by the contract expiration dates become non-refundable.

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

•Uncertain tax positions – We have uncertain tax positions of $18,217. Although we believe our tax positions comply with applicable law, we have made judgments as to the sustainability of each uncertain tax position based on its technical merits. Due to the uncertainty of future cash outflows, if any, associated with our uncertain tax positions, we are unable to make a reasonable estimate of the timing or amounts that may be paid. See Note 7 – Income Taxes in this Annual Report for further information on our uncertain tax positions.

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

(In thousands of dollars, except per share amounts)

Capitalization

The following table summarizes our capitalization as of December 31, 2022 and 2021:

December 31,	2022	2021
Long-term debt (1)	55.2%	53.4%
Essential Utilities stockholders' equity	44.8%	46.6%
	100.0%	100.0%

(1)Includes current portion, as well as our borrowings under a variable rate revolving credit agreement of $490,000 at December 31, 2022, and $300,000 at December 31, 2021.

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

(In thousands of dollars, except per share amounts)

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

We test the goodwill attributable for each of our reporting units for impairment at least annually, or more often, if circumstances indicate a possible impairment may exist. When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and entity specific events, for some or all of our reporting units to determine whether it’s more likely than not that the fair value of a reporting unit is less than its carrying amount. Alternatively, based on our assessment of the qualitative factors previously noted, or at our discretion, we may perform a quantitative goodwill impairment test by determining the fair value of a reporting unit by weighting the results from the income approach and the market approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. If we perform a quantitative test and determine that the fair value of a reporting unit is less than its carrying amount, we would record an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The assessment requires significant management judgment and estimates that are based on budgets, general strategic business plans, historical trends and other data and relevant factors. If changes in circumstances or events occur, or estimates and assumptions that were used in our impairment test change, we may be required to record an impairment charge for goodwill. Refer to Note 1 – Summary of Significant Accounting Policies – Goodwill in this Annual Report for further information.

In 2022, we changed our annual goodwill impairment test date from July 31 to October 1, which is a change in accounting principle that management believes is preferable as the new test date better aligns with our long-term planning and forecasting process. The change did not delay, accelerate or avoid an impairment charge nor did it change our requirement to assess goodwill on an interim date between scheduled annual testing dates if triggering events are present. To ensure that no lapse in an assessment occurred since the prior period, we performed an impairment test as of July 31, 2022, during the third quarter of 2022 for all reporting units and noted no impairment.

(In thousands of dollars, except per share amounts)

During the fourth quarter of 2022, as part of the October 1, 2022 annual goodwill assessment, we elected to perform a quantitative goodwill impairment assessment on the goodwill attributable to our Regulated Natural Gas reporting unit and a qualitative assessment for our Regulated Water and Other reporting units. Based on our analysis, we determined that none of the goodwill of our reporting units was impaired. The headroom, which we defined as the percentage difference between the excess of fair value over carrying value, of our Regulated Natural Gas reporting unit was 15% as of the date of the most recent estimated fair value determination. We generally assumed operating margins in future years would increase as we continue to integrate and implement our rate base growth strategy. However, if overall market conditions further deteriorate, or market interest rates increase, future non-cash impairment charges may result which could be material. If we were to assume changes in certain of our key assumptions used to determine the fair value of our Regulated Gas reporting unit, the following would be the effect on headroom:

Sensitivity Analysis(1)	Percentage points (ppts) decrease in Regulated Gas Reporting Unit Headroom
Increase in discount rate by 100 basis points	6 ppts
Decrease in Market Multiples by 1x	7 ppts
Reduction in terminal value EBITDA(2) by 10%	8 ppts

(1) Each assumption used in the sensitivity analysis is independent of the other assumptions

(2) Defined as earnings before interest, taxes, depreciation and amortization

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

Our discount rate assumption, which is used to calculate the present value of the projected benefit payments of our post-retirement benefits, was determined by selecting a hypothetical portfolio of high quality corporate bonds appropriate to match the projected benefit payments of the plans. The selected bond portfolio was derived from a universe of Aa-graded corporate bonds. The discount rate was then developed as the rate that equates the market value of the bonds purchased to the discounted value of the projected benefit payments of the plans. A decrease in the discount rate would generally increase our post-retirement benefits expense and benefit obligation. After reviewing the hypothetical portfolio of bonds, we selected a discount rate of 5.51% for our pension plan, and 5.45% for our other post-retirement benefit plans as of December 31, 2022, which represent a 260 and 249 basis-point increase as compared to the discount rates selected at December 31, 2021, respectively. Our post-retirement benefits expense under these plans is determined using the discount rate as of the beginning of the year, which was 2.91% for our pension plan and 2.96% for our other-postretirement benefit plan for 2022. As of September 30, 2022, settlement accounting was triggered by the amount of lump-sum payments by our qualified pension plan to retirees and other separated employees exceeding the threshold of service and interest cost for the period. As a result, we remeasured our qualified pension plan assets and liabilities using a discount rate of 5.58%, and the remeasurement did not have a material impact to our consolidated financial statements.

Our expected return on plan assets is determined by evaluating the asset class return expectations with our advisors as well as actual, long-term, historical results of our asset returns. The Company’s market-related value of plan assets is equal to the fair value of the plans’ assets as of the last day of its fiscal year and is a determinant for the expected return on plan assets, which is a component of post-retirement benefits expense. The allocation of our plans’ assets impacts our expected return on plan assets. The expected return on plan assets is based on a targeted allocation of 50% to 70% return seeking assets and 30% to 50% liability hedging assets. Our post-retirement benefits expense increases as the expected return on plan assets decreases. We believe that our actual long-term asset allocations on average will approximate our targeted allocations. Our targeted allocations are driven by our investment strategy to earn a reasonable rate of return

(In thousands of dollars, except per share amounts)

while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. For 2022, we used a 5.4% expected return on plan assets assumption, and are currently reviewing this assumption for 2023 and expect it may remain unchanged in 2023.

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements. In accordance with funding rules and our funding policy, during 2023 our pension contribution is expected to be $20,343. Future years’ contributions will be subject to economic conditions, plan participant data and the funding rules in effect at such time as the funding calculations are performed, though we expect future changes in the amount of contributions and expense recognized to be generally included in customer rates.

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

We are subject to market risks in the normal course of business, including changes in interest rates, gas commodity prices and equity prices. Volatile equity market conditions arising from the COVID-19 pandemic and global uncertainties associated with the current conflict in Ukraine and sanctions imposed in response to this conflict, may result in our pension and other post-retirement plans’ assets market values suffering a decline, which could increase our required cash contributions to the plans and expense in subsequent years. The exposure to changes in interest rates is a result of financings through the issuance of fixed rate long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates; short-term debt, which is at floating interest rates; and at times in the past interest rate swap agreements. As of December 31, 2022, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for long-term debt are as follows:

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$199,356	71,785	149,560	21,605	239,907	5,445,182	$6,127,395	$5,038,131
Variable rate					490,000		490,000	490,000
Total	$199,356	$71,785	$149,560	$21,605	$729,907	$5,445,182	$6,617,395	$5,528,131
Weighted average interest rate	4.08%	4.23%	4.98%	7.37%	5.29%	3.55%	3.94%

From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the marketable equity securities. As of December 31, 2022, we have assets of, in thousands of dollars, $24,962 to fund our deferred compensation and non-qualified pension plan liabilities. The market risk of the deferred compensation plan assets are borne by the participants in the deferred compensation plan.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Essential Utilities, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets, including the consolidated statements of capitalization, of Essential Utilities, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, of equity, and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of condensed parent company financial statements as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022 appearing after the signature pages (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for Rate Regulation

As described in Notes 1 and 6 to the consolidated financial statements, most of the operating companies of the Company that are regulated public utilities are subject to regulation by the utility commissions of the states in which they operate. Some of the operating companies that are regulated public utilities are subject to rate regulation by county or city government. As of December 31, 2022, regulatory assets were $1.4 billion and regulatory liabilities were $0.8 billion. Regulated public utilities follow the Financial Accounting Standards Board’s accounting guidance for regulated operations, which provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. The regulatory assets represent costs that are probable to be fully recovered from customers in future rates while regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts recovered from customers in advance of incurring the costs. The regulatory assets or liabilities are then relieved as the cost or credit is reflected in the Company’s rates charged for utility service. If, as a result of a change in circumstances, it is determined that a regulated operating company no longer meets the criteria to apply regulatory accounting, the operating company would have to discontinue regulatory accounting and write-off the respective regulatory assets and liabilities. Management makes significant judgments and estimates to record regulatory assets and liabilities. For each regulatory jurisdiction with regulated operations, management evaluates at the end of each reporting period whether the regulatory assets and liabilities continue to meet the probable criteria for future recovery or refund. The evaluation considers factors such as regulatory orders or guidelines, in the same regulatory jurisdiction, of a specific matter or a similar matter, as provided to the Company in the past or to other regulated utilities. In addition, the evaluation may be impacted by changes in the regulatory environment and pending or new legislation that could impact the ability to recover costs through regulated rates. There may be multiple participants to rate or transactional regulatory proceedings who might offer different views on various aspects of such proceedings and, in these instances, may challenge the prudence of business policies and practices, seek cost disallowances or request other relief.

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

March 1, 2023

We have served as the Company’s auditor since 2000.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

	December 31,
	2022	2021
Assets
Property, plant and equipment, at cost	$13,737,387	12,610,376
Less: accumulated depreciation	2,606,441	2,358,510
Net property, plant and equipment	11,130,946	10,251,866

Current assets:
Cash and cash equivalents	11,398	10,567
Accounts receivable, net	206,324	141,025
Unbilled revenues	170,504	119,896
Inventory – materials and supplies	46,592	33,756
Inventory – gas stored	153,143	75,804
Current assets held for sale	11,167	-
Prepayments and other current assets	39,759	36,597
Regulatory assets	19,272	20,150
Total current assets	658,159	437,795

Regulatory assets	1,342,753	1,429,840
Deferred charges and other assets, net	166,653	141,955
Funds restricted for construction activity	1,342	1,313
Goodwill	2,340,792	2,340,815
Non-current assets held for sale	32,124	-
Operating lease right-of-use assets	41,734	48,930
Intangible assets	4,604	5,764
Total assets	$15,719,107	$14,658,278

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

	December 31,
	2022	2021
Liabilities and Equity
Essential Utilities stockholders’ equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 266,973,321 and 256,102,388 as of December 31, 2022 and December 31, 2021	$133,486	$128,050
Capital in excess of par value	3,793,262	3,705,814
Retained earnings	1,534,331	1,434,201
Treasury stock, at cost, 3,236,237 and 3,234,765 shares as of December 31, 2022 and December 31, 2021	(83,693)	(83,615)
Total stockholders’ equity	5,377,386	5,184,450

Long-term debt, excluding current portion	6,418,039	5,815,211
Less: debt issuance costs	46,982	35,707
Long-term debt, excluding current portion, net of debt issuance costs	6,371,057	5,779,504
Commitments and contingencies (See Note 9)

Current liabilities:
Current portion of long-term debt	199,356	132,146
Loans payable	228,500	65,000
Accounts payable	238,843	192,932
Book overdraft	28,694	81,722
Accrued interest	47,063	40,815
Accrued taxes	34,393	37,924
Liabilities related to assets held for sale	3,263	-
Regulatory liabilities	35,276	384
Dividends payable	75,808	-
Other accrued liabilities	130,673	124,140
Total current liabilities	1,021,869	675,063

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,345,766	1,406,537
Customers’ advances for construction	114,732	103,619
Regulatory liabilities	778,754	769,617
Asset retirement obligations	843	1,256
Operating lease liabilities	37,666	48,230
Non-current liabilities related to assets held for sale	974	-
Pension and other postretirement benefit liabilities	31,244	50,226
Other	28,562	43,666
Total deferred credits and other liabilities	2,338,541	2,423,151

Contributions in aid of construction	610,254	596,110
Total liabilities and equity	$15,719,107	$14,658,278

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2022	2021	2020
Operating revenues	$2,288,032	$1,878,144	$1,462,698

Operating expenses:
Operations and maintenance	613,649	550,580	528,611
Purchased gas	601,995	340,262	165,745
Depreciation	315,811	292,191	251,443
Amortization	5,366	5,761	5,616
Taxes other than income taxes	90,024	86,641	76,597
Total operating expenses	1,626,845	1,275,435	1,028,012

Operating income	661,187	602,709	434,686
Other expense (income):
Interest expense	238,116	207,709	188,435
Interest income	(3,675)	(2,384)	(5,363)
Allowance for funds used during construction	(23,665)	(20,792)	(12,687)
Gain on sale of other assets	(991)	(976)	(661)
Equity loss in joint venture	-	-	3,374
Other	494	(2,848)	(3,383)
Income before income taxes	450,908	422,000	264,971
Income tax benefit	(14,329)	(9,612)	(19,878)
Net income	$465,237	$431,612	$284,849

Comprehensive income	$465,237	$431,612	$284,849

Net income per common share:
Basic	$1.77	$1.68	$1.14
Diluted	$1.77	$1.67	$1.12

Average common shares outstanding during the period:
Basic	262,246	257,487	249,768
Diluted	262,868	258,180	254,629

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

		December 31,
		2022	2021
Essential Utilities stockholders’ equity:
Common stock, $0.50 par value		$133,486	$128,050
Capital in excess of par value		3,793,262	3,705,814
Retained earnings		1,534,331	1,434,201
Treasury stock, at cost		(83,693)	(83,615)
Total stockholders’ equity		5,377,386	5,184,450

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	1,875	2,341
1.00% to 1.99%	2023 to 2039	8,369	9,341
2.00% to 2.99%	2022 to 2058	209,755	312,751
3.00% to 3.99%	2022 to 2056	1,351,432	1,359,284
4.00% to 4.99%	2023 to 2059	1,403,313	1,286,024
5.00% to 5.99%	2023 to 2052	14,357	16,119
6.00% to 6.99%	2022 to 2036	31,000	32,475
7.00% to 7.99%	2022 to 2027	28,378	28,980
8.00% to 8.99%	2025	2,116	2,772
9.00% to 9.99%	2026	11,800	11,800
		3,062,395	3,061,887

Notes payable to bank under revolving credit agreement, variable rate, due 2027		490,000	300,000
Unsecured notes payable:
Amortizing notes at 3.00% due 2022		-	20,470
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.57%, due 2029 through 2050		1,125,000	1,125,000
Notes at 4.28%, due 2049		500,000	500,000
Notes at 5.30%, due 2052		500,000	-
Notes at 5.95%, due 2023 through 2034		40,000	40,000
Total long-term debt		6,617,395	5,947,357

Current portion of long-term debt		199,356	84,353
Long-term debt, excluding current portion		6,418,039	5,863,004
Less: debt issuance costs		46,982	35,707
Long-term debt, excluding current portion, net of debt issuance costs		6,371,057	5,827,297

Total capitalization		$11,748,443	$11,011,747

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

	Common stock	Capital in excess of par value	Retained earnings	Treasury stock	Total
Balance at December 31, 2019	$111,935	$2,636,555	$1,210,072	$(77,702)	$3,880,860
Net income	-	-	284,849	-	284,849
Dividends declared and paid ($0.97 per share)	-	-	(232,571)	-	(232,571)
Issuance of common stock from private placement (21,661,095 shares)	10,831	718,470	-	-	729,301
Issuance of common stock from stock purchase contracts (2,335,654 shares)	1,168	(1,168)	-	-	-
Issuance of common stock under dividend reinvestment plan (388,978 shares)	194	16,328	-	-	16,522
Repurchase of stock (82,320 shares)	-	-	-	(4,365)	(4,365)
Equity compensation plan (239,512 shares)	120	(120)	-	-	-
Exercise of stock options (74,832 shares)	37	1,552	-	-	1,589
Stock-based compensation	-	8,276	(488)	-	7,788
Other	-	(836)	-	740	(96)
Balance at December 31, 2020	$124,285	$3,379,057	$1,261,862	$(81,327)	$4,683,877
Net income	-	-	431,612	-	431,612
Dividends declared and paid ($1.0378 per share)	-	-	(258,650)	-	(258,650)
Issuance of common stock from stock purchase contracts (127,749 shares)	64	(64)	-	-	-
Issuance of common stock under dividend reinvestment plan (374,824 shares)	187	16,612	-	-	16,799
Issuance of common stock from forward equity sale agreement (6,700,000 shares)	3,350	296,389	-	-	299,739
Repurchase of stock (76,732 shares)	-	-	-	(3,291)	(3,291)
Equity compensation plan (206,163 shares)	103	(103)	-	-	-
Exercise of stock options (122,297 shares)	61	4,111	-	-	4,172
Stock-based compensation	-	9,998	(623)	-	9,375
Other	-	(186)	-	1,003	817
Balance at December 31, 2021	$128,050	$3,705,814	$1,434,201	$(83,615)	$5,184,450
Net income	-		465,237	-	465,237
Dividends declared and paid ($1.1104 per share)	-		(288,632)	-	(288,632)
Dividends of March 1, 2023 declared ($0.287 per share)	-		(75,808)	-	(75,808)
Issuance of common stock from stock purchase contracts (9,029,461 shares)	4,515	(4,515)	-	-	-
Issuance of common stock under dividend reinvestment plan (368,278 shares)	184	16,435	-	-	16,619
Issuance of common stock from at-the-market sale agreements (1,321,994 shares)	661	62,379	-	-	63,040
Repurchase of stock (25,037 shares)	-	-	-	(1,192)	(1,192)
Equity compensation plan (81,516 shares)	41	(41)	-	-	-
Exercise of stock options (69,684 shares)	35	2,440	-	-	2,475
Stock-based compensation	-	12,094	(667)	-	11,427
Other	-	(1,344)		1,114	(230)
Balance at December 31, 2022	$133,486	$3,793,262	$1,534,331	$(83,693)	$5,377,386

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars, except per share amounts)

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$465,237	$431,612	$284,849
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	321,177	297,952	257,059
Deferred income taxes	(23,045)	(8,514)	(17,782)
Provision for doubtful accounts	27,631	27,336	32,325
Stock-based compensation	12,206	10,078	8,160
Gain on sale of utility system and other assets	(991)	(1,589)	(642)
Net change in receivables, deferred purchased gas costs, inventory and prepayments	(223,335)	(109,605)	(35,348)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	53,761	5,190	(1,819)
Pension and other postretirement benefits contributions	(22,027)	(15,135)	(20,282)
Other	(10,308)	7,354	1,504
Net cash flows from operating activities	600,306	644,679	508,024
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $6,047, $4,510 and $4,434	(1,062,763)	(1,020,519)	(835,642)
Acquisitions of utility systems and other, net	(116,891)	(36,326)	(3,501,835)
Net proceeds from the sale of utility systems and other assets	1,081	1,819	2,115
Other	271	(1,032)	1,696
Net cash flows used in investing activities	(1,178,302)	(1,056,058)	(4,333,666)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	11,714	15,264	9,585
Repayments of customers' advances	(5,006)	(7,725)	(8,337)
Net proceeds (repayments) of short-term debt	163,500	(13,350)	(129,407)
Proceeds from long-term debt	1,646,742	1,095,171	3,366,838
Repayments of long-term debt	(977,175)	(769,546)	(1,820,571)
Change in cash overdraft position	(53,028)	37,719	33,059
Proceeds from issuance of common stock under dividend reinvestment plan	16,619	16,799	16,522
Proceeds from issuance of common stock from private placement	-	-	729,301
Proceeds from issuance of common stock from forward equity sale agreement	-	299,739	-
Proceeds from issuance of common stock from at-the-market sale agreement	63,040	-	-
Proceeds from exercised stock options	2,475	4,172	1,589
Repurchase of common stock	(1,192)	(3,291)	(4,365)
Dividends paid on common stock	(288,632)	(258,650)	(232,571)
Other	(230)	817	(96)
Net cash flows from financing activities	578,827	417,119	1,961,547
Net increase (decrease) in cash and cash equivalents	831	5,740	(1,864,095)
Cash and cash equivalents at beginning of year	10,567	4,827	1,868,922
Cash and cash equivalents at end of year	$11,398	$10,567	$4,827

Cash paid during the year for:
Interest, net of amounts capitalized	$225,820	$201,792	$169,048
Income taxes	11,269	5,692	4,853
Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid	$102,129	$95,945	$98,569
Non-cash utility property contributions	35,698	36,882	36,181

See accompanying notes to consolidated financial statements.

Refer to Note 2 – Acquisitions, Note 11 – Long-term Debt and Loans Payable, and Note 15 – Employee Stock and Incentive Plan for a description of non-cash activities.

Note 1 – Summary of Significant Accounting Policies

Nature of Operations ─ Essential Utilities, Inc. (“Essential Utilities,” the “Company,” “we,” “our”, or “us”) is the holding company for regulated utilities providing water, wastewater, or natural gas services concentrated in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, West Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries is Aqua Pennsylvania, Inc., which accounted for approximately 56% of our Regulated Water segment’s operating revenues and approximately 73% of our Regulated Water segment’s income for 2022. As of December 31, 2022, Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of Regulated Water customers we serve. Aqua Pennsylvania’s service territory is located in the suburban areas north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. The Company’s other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Additionally, commencing on March 16, 2020 with the completion of the Peoples Gas Acquisition, the Company began to provide natural gas distribution services to customers in western Pennsylvania, Kentucky, and West Virginia. Approximately 93% of the total number of natural gas utility customers we serve are in western Pennsylvania. In December 2022, the Company entered into a definitive agreement to sell its regulated natural gas utility assets in West Virginia, which serve approximately 13,000 customers. This sale is conditioned on regulatory approval and is expected to close in mid-2023. The completion of this transaction will conclude our regulated utility operations in West Virginia. Lastly, the Company’s market-based activities are conducted through Aqua Infrastructure LLC, and Aqua Resources, Inc., and certain other non-regulated subsidiaries of Peoples. Prior to our October 2020 sale of our investment in a joint venture, Aqua Infrastructure provided non-utility raw water supply services for firms in the natural gas drilling industry. Aqua Resources offers, through a third-party, water and sewer line protection solutions and repair services to households. Other non-regulated subsidiaries of Peoples provide utility service line protection services to households and operate gas marketing and production businesses.

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

The Company makes significant judgments and estimates to record regulatory assets and liabilities. For each regulatory jurisdiction with regulated operations, the Company evaluates at the end of each reporting period, whether the regulatory assets and liabilities continue to meet the probable criteria for future recovery or refund. The evaluation considers factors such as regulatory orders or guidelines, in the same regulatory jurisdiction, of a specific matter or a similar matter, as provided to the Company in the past or to other regulated utilities. In addition, the evaluation may be impacted by changes in the regulatory environment and pending or new legislation that could impact the ability to recover costs through regulated rates. There may be multiple participants to rate or transactional regulatory proceedings who might offer different views on various aspects of such proceedings, and in these instances, may challenge the prudence of our business policies and practices, seek cost disallowances or request other relief.

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

Property, Plant and Equipment and Depreciation ─ Property, plant and equipment consist primarily of utility plant. The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overheads, and for additions meeting certain criteria, allowance for funds used during construction. Utility systems acquired are typically recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation. Further, utility systems acquired under fair value regulations would be recorded based on the valuation of the utility plant as approved by the respective utility commission. The difference between the estimated original cost, less applicable accumulated depreciation, and the purchase price may be recorded as an acquisition adjustment within utility plant as permitted by the applicable regulatory jurisdiction. At December 31, 2022 and 2021, utility plant includes a net credit acquisition adjustment of $6,076 and $9,055, respectively, which is generally being amortized from 10 to 53 years. Amortization of the acquisition adjustments totaled $2,788 in 2022, $2,842 in 2021, and $2,895 in 2020.

Utility expenditures for maintenance and repairs, including major maintenance projects and minor renewals, are charged to operating expenses when incurred in accordance with the system of accounts prescribed by the utility commissions of the states in which the company operates. The cost of new units of property and betterments are capitalized. Utility expenditures for water main cleaning and relining of pipes are deferred and are presented in net property, plant and equipment in accordance with the FASB’s accounting guidance for regulated operations. As of December 31, 2022, $1,635 of these costs have been incurred since the last respective rate proceeding and the Company expects to recover these costs in future rates.

The cost of software upgrades and enhancements are capitalized if they result in added functionality, which enables the software to perform tasks it was previously incapable of performing. Information technology costs associated with major system installations, conversions and improvements, such as software training, data conversion and business process reengineering costs, are deferred as a regulatory asset if the Company expects to recover these costs in future rates. If these costs are not deferred, then these costs are charged to operating expenses when incurred. As of December 31, 2022, $41,400 of these costs have been deferred since the last respective rate proceeding as a regulatory asset, and the deferral is reported as a component of net property, plant and equipment.

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

Impairment of Long-Lived Assets - Long-lived assets of the Company, which consist primarily of utility plant in service, operating lease right-of-use assets and intangible assets, are reviewed for impairment when changes in circumstances or events occur. These circumstances or events could include a decline in the market value or physical condition of a long-lived asset, an adverse change in the manner in which long-lived assets are used or planned to be used, a change in historical trends, operating cash flows associated with the long-lived assets, changes in macroeconomic conditions, industry and market conditions, or overall financial performance. When these circumstances or events occur, the Company determines whether it is more likely than not that the fair value of those assets is less than their carrying amount. If the Company determines that it is more likely than not (that is, the likelihood of more than 50 percent), the Company would recognize an impairment charge if it is determined that the carrying amount of an asset exceeds the sum of the undiscounted estimated cash flows. In this circumstance, the Company would recognize an impairment charge equal to the difference between the carrying amount and the fair value of the asset. Fair value is estimated to be the present value of future net cash flows associated with the asset, discounted using a discount rate commensurate with the risk and remaining life of the asset. During the years ended December 31, 2022 and 2021, the Company recorded an impairment loss to write down a portion of the operating lease right-of-use asset for office space not used in operations to fair value. Refer to Note 10 – Leases, for further details.

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

Allowance for Funds Used During Construction ─ The allowance for funds used during construction (“AFUDC”) represents the capitalized cost of funds used to finance the construction of utility plant. In general, AFUDC is applied to construction projects requiring more than one month to complete. No AFUDC is applied to projects funded by customer advances for construction, contributions in aid of construction, or applicable state-revolving fund loans. AFUDC includes the net cost of borrowed funds and a rate of return on other funds when used and is recovered through rates as the utility plant is depreciated. The amount of AFUDC related to equity funds in 2022 was $17,618, 2021 was $16,282, and 2020 was $8,253. No interest was capitalized by our market-based businesses.

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

The following table presents our revenues disaggregated by major source and customer class for the years ended December 31,:

2022	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$607,473	$122,612	$720,490	$-
Commercial	168,460	30,340	149,653	-
Fire protection	38,970	-	-	-
Industrial	32,581	1,755	5,636	-
Gas transportation	-	-	205,825	-
Other water	55,389	-	-	-
Other wastewater	-	10,676	-	-
Other utility	-	-	61,393	11,478
Revenues from contracts with customers	902,873	165,383	1,142,997	11,478
Alternative revenue program	3,309	(71)	365	-
Other and eliminations	-	-	-	61,698
Consolidated	$906,182	$165,312	$1,143,362	$73,176

2021	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$561,996	$99,931	$530,338	$-
Commercial	151,071	22,060	99,596	-
Fire protection	35,984	-	-	-
Industrial	30,230	1,729	3,427	-
Gas transportation	-	-	198,195	-
Other water	53,488	-	-	-
Other wastewater	-	8,860	-	-
Customer rate credits	-	-	(5,000)	-
Other utility	-	-	32,812	13,358
Revenues from contracts with customers	832,769	132,580	859,368	13,358
Alternative revenue program	1,760	(264)	534	-
Other and eliminations	-	-	-	38,039
Consolidated	$834,529	$132,316	$859,902	$51,397

2020	Water Revenues	Wastewater Revenues	Natural Gas	Other Revenues
Revenues from contracts with customers:
Residential	$567,486	$95,051	$314,274	$-
Commercial	143,479	19,062	50,239	-
Fire protection	35,340	-	-	-
Industrial	29,764	1,619	6,923	-
Gas transportation	-	-	133,685	-
Other water	32,372	-	-	-
Other wastewater	-	5,385	-	-
Customer rate credits	(3,757)	(323)	(18,924)	-
Other utility	-	-	20,243	12,861
Revenues from contracts with customers	804,684	120,794	506,440	12,861
Alternative revenue program	87	114	124	-
Other and eliminations	-	-	-	17,594
Consolidated	$804,771	$120,908	$506,564	$30,455

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

The Company had a book overdraft, which represents transactions that have not cleared the bank accounts at the end of the period, for specific disbursement cash accounts of $28,694 and $81,722 at December 31, 2022 and 2021, respectively. The Company transfers cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. The balance of the book overdraft is reported as book overdraft and the change in the book overdraft balance is reported as cash flows from financing activities, due to our ability to fund the overdraft with the Company’s credit facility.

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

Investment in Joint Venture – The Company used the equity method of accounting to account for our former 49% investment in a joint venture with a firm in the natural gas industry for the construction and operation of a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale in north-central Pennsylvania, which commenced operations in 2012. In 2020, the Company sold its investment in joint venture and recorded a charge of $3,700 associated with the sale. Our share of equity loss in the joint venture was reported in the consolidated statements of operations and comprehensive income as equity loss in joint venture. During 2020, we received distributions of $2,137.

Assets Held for Sale ─ When the Company makes a decision to sell an asset or to stop some part of its business, the Company assesses if such assets should be classified as an asset held for sale. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. For long-lived assets or disposal groups that are classified as held for sale but do not meet the criteria for discontinued operations, the assets and liabilities are presented separately on the consolidated balance sheet of the initial period in which it is classified as held for sale. The major classes of assets and liabilities classified as held for sale are disclosed in the notes to the consolidated financial statements. See “Note 3 – Assets Held for Sale and Disposition”.

Goodwill ─ Goodwill represents the excess cost over the fair value of net tangible and identifiable intangible assets acquired through acquisitions. Goodwill is not amortized but is tested for impairment annually, or more often, if circumstances indicate a possible impairment may exist. When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and entity specific events, for some or all of our reporting units to determine whether it’s more likely than not that the fair value of a reporting unit is less than its carrying amount. Alternatively, based on our assessment of the qualitative factors previously noted or at our discretion, we may perform a quantitative goodwill impairment test by determining the fair value of a reporting unit. If we perform a quantitative test and determine that the fair value of a reporting unit is less than its carrying amount, we would record an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the reporting unit’s carrying amount of goodwill.

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

Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. We estimated the fair value of reporting units by weighting results from the market approach and the income approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry. Changes in market conditions, changes in the regulatory environment, pending or new legislation that could impact the ability to recover costs through regulated rates or other factors outside of our control, could cause us to change key assumptions and our judgment about a reporting unit’s prospects. Similarly, in a specific period, a reporting unit could significantly underperform relative to its historical or projected future operating results. Either situation could result in a meaningfully different estimate of the fair value of our reporting units, and a consequent future impairment charge.

In 2022, we changed the date of our annual goodwill impairment test date from July 31 to October 1, which is a change in accounting principle, that management believes is preferable as the new test date better aligns with our long-term planning and forecasting process. The change did not delay, accelerate or avoid an impairment charge nor did it change our requirement to assess goodwill on an interim date between scheduled annual testing dates if triggering events are present. To ensure that no lapse in an assessment occurred since the prior period, during the third quarter of 2022, we performed qualitative tests as of July 31, 2022, for all reporting units and determined that it was more likely than not that the fair value of each of the reporting unit’s fair values exceeded their carrying values at the time of the change in impairment test date.

During the fourth quarter of 2022, as part of the annual goodwill assessment as of October 1, 2022, we elected to perform a quantitative goodwill impairment assessment on the goodwill attributable to our Regulated Natural Gas reporting unit and a qualitative assessment for our Regulated Water and Other reporting units. Based on our analysis, we determined that none of the goodwill of our reporting units was impaired.

The following table summarizes the changes in the Company’s goodwill:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2020	$58,659	$2,261,047	$4,841	$2,324,547
Goodwill acquired	-	-	-	-
Measurement period purchase price allocation adjustments	-	16,400	-	16,400
Reclassifications to utility plant acquisition adjustment	(132)	-	-	(132)
Balance at December 31, 2021	58,527	2,277,447	4,841	2,340,815
Goodwill acquired	-	-	-	-
Reclassifications to utility plant acquisition adjustment	(23)	-	-	(23)
Balance at December 31, 2022	$58,504	$2,277,447	$4,841	$2,340,792

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

Deferred Charges and Other Assets ─ Deferred charges and other assets consist primarily of assets held to compensate employees in the future who participate in the Company’s deferred compensation plan, prepaid pension and other post-retirement benefit plans assets, and the non-current portion of Peoples’ financing notes receivable, which amounted to $24,962, $43,827 and $63,204 as of December 31, 2022; and $28,576, $25,978, and $65,744 as of December 31, 2021, respectively. The assets of the deferred compensation plan are invested in mutual funds which are carried on the consolidated balance sheet at fair market value, and changes in fair value are included in other expense (income), refer to Note 12 – Fair Value of Financial Instruments for further details. Refer to Note 16 – Pension Plans and Other Post-Retirement Benefit Plans for further information on the prepaid pension and other post-retirement benefit plan assets.

Pursuant to agreements entered into by Peoples in 2019, Peoples committed to design, construct, and operate over a 20-year period, three onsite natural gas fueled energy plants on customer-owned property in the western Pennsylvania area.  Under the provisions of ASC 842, Leases, the Company determined that indicators of control over the assets constructed were not met, as such this failed sale-leaseback transaction was accounted for as a financing arrangement in accordance with ASC Topic 310, Receivables.  During 2021, when construction was completed and the plants became on-line and began generation activity, the accumulated balance of the projects included in property, plant and equipment of $71,665 was reclassified as a note receivable and included within deferred charges and other assets in the consolidated balance sheet. Amounts becoming due for payment by the customer in the current year are included within prepayments and other current assets in the consolidated balance sheets, which amounted to $2,517 and $2,423 as of December 31, 2022 and 2021, respectively. Interest income is recognized on these financing notes receivable using an imputed interest rate ranging from 3.4% to 4.3% and is recorded as interest income in the consolidated statements of operations and comprehensive income. For the year ended December 31, 2022 and 2021, interest income on financing note receivable amounted to $2,639 and $1,971, respectively.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, assets that are measured at fair value using the net asset value (“NAV”) per share practical expedient are not classified in the fair value hierarchy. There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the years ended December 31, 2022 and 2021.

Recent Accounting Pronouncements ─

Pronouncements to be adopted upon the effective date:

In October 2021, the FASB issued accounting guidance on accounting for acquired revenue contracts with customers in a business combination. The guidance specifies for all acquired revenue contracts, regardless of their timing of payment, the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination, as well as how to measure those contract assets and contract liabilities. The updated accounting guidance is effective for fiscal years beginning after December 15, 2022 with early adoption permitted. The Company adopted this guidance effective January 1, 2023, and will apply it prospectively to business combinations occurring on or after that date.

Pronouncements adopted during the fiscal year:

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

The Company incurred transaction-related expenses for the Peoples Gas Acquisition, which consisted of costs recorded as operations and maintenance expenses in the first quarter of 2020 of $25,397, primarily representing expenses associated with investment banking fees, including bridge financing, employee related costs, obtaining regulatory approvals, legal expenses, and integration planning. There were no further transaction-related expenses for the Peoples Gas Acquisition after the first quarter of 2020.

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

Water and Wastewater Utility Acquisitions – Pending Completion

In January 2023, the Company entered into a purchase agreement to acquire the water utility assets of La Rue, an Ohio municipality, which serves approximately 300 customers for $2,250.

In December 2022, the Company entered into a purchase agreement to acquire the wastewater utility assets of Union Rome Sewer, which serves approximately 5,300 customers in the southeast corner of Lawrence County, Ohio, for $25,500.

In August 2022, the Company entered into a purchase agreement to acquire a portion of the water and wastewater utility assets of the Village of Frankfort, an Illinois municipality, which serves approximately 1,400 customers for $1,400.

In December 2021, the Company entered into a purchase agreement to acquire the water utility assets of the Southern Oaks Water System, which serves approximately 740 customers in Texas for $3,300. In October 2021, the Company entered into a purchase agreement to acquire the wastewater utility assets of the City of Beaver Falls, Pennsylvania which consists of approximately 7,600 customers for $41,250. In July 2021, the Company entered into a purchase agreement to acquire the water utility assets of Shenandoah Borough, Pennsylvania, which consists of approximately 2,930 customers for $12,000.  In January 2021, the Company entered into purchase agreement to acquire the wastewater utility system assets of Willistown Township, Pennsylvania, which consist of approximately 2,300 customers for $17,500.

The purchase price for these pending acquisitions are subject to certain adjustments at closing, and are subject to regulatory approval, including the final determination of the fair value of the rate based acquired. We plan to finance the purchase price of these acquisitions by utilizing our revolving credit facility until permanent debt and common equity are secured. These pending acquisitions are expected to close in 2023 and in early 2024. Closing for our utility acquisitions are subject to the timing of the regulatory approval process.

DELCORA Purchase Agreement

In September 2019, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consists of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. In May 2020, Delaware County, Pennsylvania filed a lawsuit alleging that DELCORA does not have the legal authority to establish and fund a customer trust with the net proceeds of the transaction. In December 2020, the judge in the Delaware County Court lawsuit issued an order that (1) the County cannot interfere with the purchase agreement between DELCORA and the Company, (2) the County cannot terminate DELCORA prior to the closing of the transaction, and (3) the establishment of the customer trust was valid. Delaware County appealed this decision to Commonwealth Court of Pennsylvania. On March 3, 2022, the Commonwealth Court issued a decision finding that Delaware County can dissolve the Authority if it so chooses, but the purchase agreement must be upheld regardless of who is operating the system. The case was remanded back to the trial court for the entry of an order consistent with the Commonwealth Court’s opinion.

This order was issued on September 8, 2022 (“Remand Order). Since then, the County has challenged the Remand Order through two separate actions:

•First, Delaware County filed an Application for Determination of Finality (“Application”) on October 13, 2022. The Company filed its opposition to the Application on October 27, 2022, and on November 2, 2022, the Delaware County Court of Common Pleas denied Delaware County’s Application for Determination of Finality indicating that its previous order already constituted a final order that addressed the claims of all parties. On December 2, 2022, following the denial of its Application, Delaware County filed a Petition for Permission to Appeal (“Petition”) the Remand Order in the Commonwealth Court of Pennsylvania. On December 16, 2022, the Company filed an Answer in opposition to the Petition, and the matter is currently pending before Commonwealth Court.

•Second, on November 2, 2022, Delaware County filed a Notice of Appeal (“Notice of Appeal”) from the Remand Order. On December 2, 2022, the Delaware County of Common Pleas issued an Opinion concluding that the County Court did not err in issuing the Remand Order. On January 13, 2023, Delaware County filed an Application in Commonwealth Court seeking confirmation of briefing deadlines with respect to the Notice of Appeal. In response, by Order dated January 24, 2023, the Commonwealth Court stated that “the record received from the Court of Common Pleas of Delaware County is currently under review for finality. A briefing schedule will be issued upon completion of this review.”

On January 25, 2023, DELCORA filed in the Delaware Court of Common Pleas a complaint for Declaratory Judgment seeking resolution of whether the County Ordinance dissolving DELCORA is a final action prohibiting DELCORA from carrying out the material transaction of the Asset Purchase Agreement and, in the event that DELCORA retains the ability to close the transaction, whether DELCORA is permitted to exist as a trust.

The administrative law judges in the regulatory approval process recommended that the Company’s application be denied, and subsequently, the Company provided exceptions to the recommended decision. On March 30, 2021, the Pennsylvania Public Utility Commission (“PUC”) ruled that the case be remanded back to the Office of Administrative Law Judge (“ALJ”) and vacated the original administrative law judges’ recommended decision (“2021 Order”). This 2021 Order was also appealed to the Commonwealth Court by Delaware County. The County appealed the 2021 Order on April 29, 2022. A decision was issued by the Commonwealth Court on September 12, 2022 which dismissed the appeal of the County.

After the PUC issued the 2021 Order, on April 16, 2021, the administrative law judge issued an order staying the proceeding until the Delaware County Court lawsuit is final and unappealable. On March 25, 2022, the Company sent a letter notifying the PUC of the March 3, 2022 Commonwealth Court decision (that originated in Delaware County Court of Common Pleas) and requested that the PUC move forward with processing the application. On July 14, 2022, the Commission moved to lift the stay imposed by the ALJ, and required the ALJ to establish a schedule on remand for the proceeding. The published procedural schedule has the proceeding concluding in June 2023.

On January 26, 2023, several parties involved in the PUC case filed a joint motion for stay based on DELCORA’s filing of the January 25, 2023 complaint for Declaratory Judgment filed by DELCORA, and referenced the City of Chester’s bankruptcy filing in which the City of Chester has asserted reversionary contract interests regarding to DELCORA’s wastewater assets. On February 6, 2023, the ALJ stayed the PUC DELCORA application proceedings again. The Company will be filing a Petition for Interlocutory Review to the PUC asking to review the ALJ’s February 6, 2023 decision to stay the current proceedings.

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

Water and Wastewater Utility Acquisitions - Completed

In November 2022, the Company acquired certain water utility assets of Oak Brook, Illinois, which serves 2,037 customers for a cash purchase price of $12,500. In August 2022, the Company acquired the municipal wastewater assets of East Whiteland Township, Chester County, Pennsylvania, which serves 4,018 customers, for a cash purchase price of $54,374. Additionally, in March 2022, the Company acquired the wastewater system of Lower Makefield Township, which serves 11,323 customer connections in Lower Makefield, Falls, and Middletown townships, and Yardley Borough, Bucks County, Pennsylvania, for a cash purchase price of $53,000. The purchase price allocation for these acquisitions consisted primarily of property, plant and equipment. The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for these utility systems acquired in 2022 are $11,393.

In August 2021, the Company acquired the water utility system assets of The Commons Water Supply, Inc., which serves 992 customers in Harris County, Texas, and the wastewater utility system assets of the Village of Bourbonnais, which serves approximately 6,500 customers in Kankakee County, Illinois. The total cash purchase prices for these utility systems were $4,000 and $32,100, respectively. The purchase price allocation for these acquisitions consisted primarily of property, plant and equipment. The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for the utility systems acquired in 2021 were $7,421 in 2022 and $2,462 in 2021.

In December 2020, the Company acquired the wastewater utility system asset of New Garden Township, Pennsylvania, which serves 1,965 customers. The total cash purchase price for the utility system was $29,944. Further, in June 2020, the Company acquired the wastewater utility system assets of East Norriton Township, Pennsylvania, which serves 4,947 customers. The total cash purchase price for the utility system was $21,000. The purchase price allocation for these acquisitions consisted primarily of property, plant and equipment. Additionally, during 2020, we completed four acquisitions of water and wastewater utility systems for $12,335 in cash in three of the states in which we operate, adding 3,673 customers. The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for the utility systems acquired in 2020 were $10,717 in 2022, $8,365 in 2021 and $3,569 in 2020.

The pro forma effect of the businesses acquired is not material either individually or collectively to the Company’s results of operations.

Note 3 –Assets Held for Sale and Disposition

In the fourth quarter of 2022, the Company decided to market for sale the assets of its regulated natural gas system in West Virginia that serves approximately 13,000 customers and is part of the Company’s Regulated Natural Gas segment. On December 31, 2022, the Company entered into a definitive agreement with Hope Gas, Inc. for the sale of its membership interests in its West Virginia assets for cash at closing of $37,000. The purchase price is subject to certain adjustments at closing and is subject to applicable regulatory approvals. Closing on the sale is expected in mid-2023, and completion of this transaction will conclude the Company’s operations in West Virginia. Based on an assessment of the sale price and the carrying value of the planned disposition, there is no anticipated impairment expected to be recognized because of this sale agreement. These assets and liabilities do not qualify as discontinued operations, are reported as held for sale in the Company’s consolidated balance sheet, and consist of the following as of December 31, 2022:

Inventory - gas stored	$2,807
Other current assets	3,284
Regulatory assets	5,076
Current assets held for sale	$11,167

Property, plant and equipment, net	30,267
Regulatory assets and other	1,857
Non-current assets held for sale	$32,124

Current liabilities related to assets held for sale	$3,263

Regulatory liabilities	649
Other long-term liabilities	325
Non-current liabilities related to assets held for sale	$974

In October 2020 the Company sold its investment in a joint venture. Its investment represented its 49% investment in a joint venture that operates a private pipeline system to supply raw water to natural gas well drilling operations in the Marcellus Shale of north central Pennsylvania. This investment was an unconsolidated affiliate and was accounted for under the equity method of accounting within our Aqua Infrastructure subsidiary. In 2020, the Company recorded a charge of $3,700 for the write-down of the Company’s investment associated with the sale and is reported in equity loss in joint venture. This disposition has not been presented as discontinued operations in the Company’s consolidated financial statements as it does not qualify as discontinued operations, since the disposal does not represent a strategic shift that has a major effect on our operations or financial results.

Note 4 – Property, Plant and Equipment

	December 31,
	2022	2021	Approximate Range of Useful Lives	Weighted Average Useful Life

Regulated Water segment:
Utility plant and equipment
Mains and accessories	$4,213,197	$4,014,507	26-90 years	72 years
Services, hydrants, treatment plants and reservoirs	2,910,496	2,672,186	5-89 years	56 years
Operations structures and water tanks	388,596	376,880	15-80 years	47 years
Miscellaneous pumping and purification equipment	1,131,975	1,011,487	7-76 years	41 years
Meters, transportation and other operating equipment	1,045,053	980,208	5-84 years	28 years
Land and other non-depreciable assets	133,618	116,888	-	-
Utility plant and equipment - regulated water segment	9,822,935	9,172,156	-	-
Utility construction work in progress	366,777	304,373	-	-
Net utility plant acquisition adjustment	(6,076)	(9,055)	10-53 years	22 years
Non-utility plant and equipment	20,561	21,098	17-64 years	58 years
Property, Plant and Equipment - Regulated Water segment	10,204,197	9,488,572
Regulated Natural Gas segment:
Natural gas transmission	398,658	365,051	24-93 years	68 years
Natural gas storage	61,639	60,985	5-85 years	45 years
Natural gas gathering and processing	144,337	131,237	5-77 years	59 years
Natural gas distribution	2,206,434	1,874,040	25-78 years	63 years
Meters, transportation and other operating equipment	568,305	588,716	5-65 years	24 years
Land and other non-depreciable assets	4,187	3,872	-	-
Utility plant and equipment - Regulated Natural Gas segment	3,383,560	3,023,901
Utility construction work-in-progress	149,630	97,903	-	-
Property, plant and equipment - Regulated Natural Gas segment	3,533,190	3,121,804
Total property, plant and equipment	$13,737,387	$12,610,376

Note 5 – Accounts Receivable

	December 31,
	2022	2021
Billed utility revenue	$265,504	$197,815
Other	4,801	1,283
	270,305	199,098
Less allowance for doubtful accounts	63,981	58,073
Net accounts receivable	$206,324	$141,025

As of December 31, 2022, the Company’s utility customers are located principally in the following states: 66% in Pennsylvania, 9% in Ohio, 6% in North Carolina, 5% in Texas, and 5% in Illinois. No single customer accounted for more than one percent of the Company's utility operating revenues during the years ended December 31, 2022, 2021, and 2020. The following table summarizes the changes in the Company’s allowance for doubtful accounts:

	2022	2021	2020
Balance at January 1,	$58,073	$40,099	$7,353
Amounts charged to expense	27,631	27,336	32,325
Accounts written off	(22,507)	(19,731)	(12,613)
Recoveries of accounts written off and other	784	10,369	13,034
Balance at December 31,	$63,981	$58,073	$40,099

For Recoveries of accounts written off and other, “other” represents the opening balance from the Peoples Gas Acquisition of $10,962 in 2020 and additional measurement period adjustments in 2021 of $12,851 before the measurement period ended.

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

	December 31, 2022		December 31, 2021
	Regulatory	Regulatory	Regulatory	Regulatory
	Assets	Liabilities	Assets	Liabilities
Income taxes	$1,164,294	$571,110	$1,219,924	$595,185
Purchased gas costs	15,435	28,955	13,798	-
Utility plant retirement costs	36,440	64,212	47,683	56,479
Post-retirement benefits	51,810	142,390	60,640	115,283
Accrued vacation	3,231	-	3,760	-
Water tank painting	10,385	-	7,553	-
Fair value adjustment of long-term debt assumed in acquisition	49,954	-	62,722	-
Debt refinancing	13,906	-	19,083	-
Rate case filing expenses and other	16,570	7,363	14,827	3,054
	$1,362,025	$814,030	$1,449,990	$770,001

Items giving rise to deferred state income taxes, as well as a portion of deferred Federal income taxes related to specific differences between tax and book depreciation expense, are recognized in the rate setting process on a cash basis or as a reduction in current income tax expense and will be recovered as they reverse. Amounts include differences that arise between specific utility asset improvement costs capitalized for book and deducted as an expense for tax purposes. Additionally, the recording of AFUDC for equity funds results in the recognition of a regulatory asset for income taxes, which represents amounts due related to the revenue requirement. Regulatory liabilities are refundable in future rate filings based on the difference between the amount of the income tax benefits that were incorporated into the Company’s cost of service in its latest rate case as compared to the actual income tax benefits recognized.

A portion of the regulatory liability for income taxes is related to Aqua Pennsylvania’s income tax accounting change for the tax benefits realized on the Company’s 2012 tax return, which have not yet reduced current income tax expense due to a rate order requiring a ten year amortization period which began in 2013. Beginning in 2013, the Company amortized $38,000, annually, of its deferred income tax benefits, which reduced current income tax expense. A portion of the income taxes regulatory liability is also related to Peoples Natural Gas’ income tax accounting change for the tax benefits expected to be realized for the periods prior to adoption on March 16, 2020. The Company recorded a regulatory liability for this catch-up adjustment in the amount of $160,655 in 2020, and it remained on the consolidated balance sheet as of

December 31, 2020. In May 2021, the Company received a regulatory order directing the Company to refund the catch-up adjustment to its utility customers over a five-year period, which was initiated by the Company in August 2021. In 2022, the Company made a similar change for its Peoples Gas and Aqua New Jersey subsidiaries, resulting in the recognition of a regulatory liability for each of these subsidiaries for the tax benefits prior to the year of adoption.

On July 8, 2022, Pennsylvania enacted House Bill 1342 into law, which among other things, reduces Pennsylvania’s corporate income tax rate from 9.99% to 8.99% beginning January 1, 2023, and an additional 0.5% annually through 2031, when it reaches to 4.99%. The Company evaluated the impacts of the tax rate change and recorded, in the third quarter of 2022, a reduction to our deferred tax liabilities of $244,537 with a corresponding reduction primarily to our regulatory assets.

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

The Company recorded a fair value adjustment for fixed rate, long-term debt assumed in acquisitions that matures in various years ranging from 2023 to 2032. The regulatory asset or liability results from the rate setting process continuing to recognize the historical interest cost of the assumed debt.

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

Note 7 – Income Taxes

Income tax benefit for the years ended December 31, is comprised of the following:

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$-	$(5,132)	$(1,831)
State	8,716	4,034	(265)
	8,716	(1,098)	(2,096)
Deferred:
Federal	(8,258)	3,036	(11,527)
State	(14,787)	(11,550)	(6,255)
	(23,045)	(8,514)	(17,782)
Total income tax benefit	$(14,329)	$(9,612)	$(19,878)

The statutory Federal tax rate is 21% for 2022, 2021, and 2020. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.99% for all years presented. The Company’s effective income tax rate for 2022, 2021, and 2020 was (3.2)%, (2.3)%, and (7.5)%, respectively. The Company remains subject to examination by federal and state tax authorities for the 2019 through 2022 tax years.

The reasons for the differences between amounts computed by applying the statutory Federal corporate income tax rate to income before income tax expense are as follows:

	Years Ended December 31,
	2022	2021	2020
Computed Federal tax expense at statutory rate	$94,691	$88,620	$55,644
Decrease in Federal tax expense related to the flow through of plant related timing differences	(99,741)	(76,534)	(53,532)
State income taxes, net of Federal tax benefit	2,456	(1,681)	(6,896)
Increase in tax expense for depreciation expense to be recovered in future rates	159	925	140
Stock-based compensation	(242)	(611)	(1,484)
Deduction for Essential Utilities common dividends paid under employee benefit plan	(333)	(330)	(315)
Amortization of deferred investment tax credits	(290)	(314)	(319)
Amortization of excess deferred income taxes	(8,425)	(11,715)	(15,352)
Impact of acquisitions and reorganizations	-	(4,632)	-
Other, net	(2,604)	(3,340)	2,236
Actual income tax benefit	$(14,329)	$(9,612)	$(19,878)

In 2012, in response to a rate order, Aqua Pennsylvania changed its tax method of accounting for qualifying utility system repairs, which provides for a tax deduction for qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes. The rate order requires a flow-through method of income tax benefits, which results in a reduction in current income tax expense through the recognition of income tax benefits due to the income tax accounting method change. The Company recognized a tax deduction on its 2012 Federal tax return of $380,000 for prior year qualifying costs and based on a 2012 rate order, Aqua Pennsylvania began to amortize this benefit over ten years beginning in 2013. As a result of the May 2022 rate order, this amortization period was extended for an additional three years and the Company’s utility rates now include these tax benefits.

In 2019, the Pennsylvania Public Utility Commission issued a rate order to Aqua Pennsylvania and commencing in 2020 the base rates were designed to include annual tax benefits for qualifying utility system improvement costs equal to a deduction of $158,865, subject to a $3,000 collar either above or below this target amount. In May 2022, Aqua Pennsylvania received a rate order that adjusted this target to $159,060 and revised the collar amount to $4,000, beginning with the 2022 fiscal year. To the extent actual tax benefits are outside this range, tax benefits will either be deferred or accrued, and settled in the next rate filing.

In March 2020 and in June 2022, the Company changed the method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas and Peoples Gas Company subsidiaries, respectively. This change allows a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. Consistent with the Company’s accounting for differences between book and tax expenditures in Pennsylvania in its other regulated subsidiaries, the Company uses the flow-through method to account for these timing differences.

For Peoples Natural Gas, the Company calculated the income tax benefits for qualifying capital expenditures made prior to the date of its acquisition on March 16, 2020 (“catch-up adjustment”) and recognized a regulatory liability of $160,655 for these income tax benefits. On May 6, 2021, the Pennsylvania Public Utility Commission approved a settlement order which stipulates, among other points, that the catch-up adjustment be provided by a surcredit to utility customers over a five-year period beginning August 2021, and the Company can continue to use flow-through accounting for the current tax repair benefit until its next base rate case. During 2022 and 2021, $29,431 and $11,127, respectively, of income tax benefits were amortized as refunds to Peoples Natural Gas customers. For Peoples Gas Company, the Company calculated the catch-up adjustment from periods prior to the 2021 tax year and recognized a regulatory liability of $13,808 for these income tax benefits. The Company will maintain this regulatory liability on its consolidated balance sheet until accounting treatment is determined in its next base rate case.

The following table provides the changes in the Company’s unrecognized tax benefits:

	2022	2021	2020
Balance at January 1,	$20,201	$19,194	$18,671
Impact of current year activity	(900)	1,007	523
Effect of Pennsylvania tax rate change	(1,084)	-	-
Balance at December 31,	$18,217	$20,201	$19,194

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company may be assessed interest and penalties by taxing authorities, which would be recorded as income tax expense. During the years ended December 31, 2022, 2021 and 2020, there were expenses of $118, $409, and $24 for interest and penalties related to uncertain tax positions. As of December 31, 2022 and 2021, the Company has accrued liabilities of $620 and $502 for interest and penalties related to its uncertain tax position.

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

The unrecognized tax benefits relate to the income tax accounting change, and the tax position is attributable to a temporary difference. The Company does not anticipate material changes to its unrecognized tax benefits within the next year. As a result of the regulatory treatment afforded by the income tax accounting change in Pennsylvania and despite this position being a temporary difference, as of December 31, 2022 and 2021, $35,267 and $34,980, respectively, of these tax benefits would have an impact on the Company’s effective income tax rate in the event the Company does sustain all, or a portion, of its tax position.

The following table provides the components of net deferred tax liability:

	December 31,
	2022	2021
Deferred tax assets:
Customers' advances for construction	$27,009	28,845
Costs expensed for book not deducted for tax, principally accrued expenses	23,585	28,211
Post-retirement benefits	-	5,186
Tax effect of regulatory liabilities for post-retirement benefits	26,453	16,080
Tax attribute and credit carryforwards	235,838	243,131
Operating lease liabilities	13,558	16,064
Unrecovered purchased gas costs	4,654	-
Other	10,248	7,586
	341,345	345,103
Less valuation allowance	(38,940)	(36,662)
	302,405	308,441

Deferred tax liabilities:
Utility plant, principally due to depreciation and differences in the basis of fixed assets due to variation in tax and book accounting	1,495,526	1,510,752
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	128,975	179,825
Post-retirement benefits	6,130	-
Utility plant acquisition adjustment basis differences	198	222
Deferred investment tax credit	5,092	5,406
Operating lease right-of-use assets	12,250	14,034
Over-recovered purchased gas costs	-	4,739
	1,648,171	1,714,978

Net deferred tax liability	$1,345,766	$1,406,537

At December 31, 2022, the Company has a cumulative Federal NOL of $625,988. The Company believes the Federal NOLs are more likely than not to be recovered and require no valuation allowance. The Company’s Federal NOLs do not begin to expire until 2032.

At December 31, 2022, the Company has a cumulative state NOL of $1,832,795 a portion of which is offset by a valuation allowance because the Company does not believe these NOLs are more likely than not to be realized. The state NOLs do not begin to expire until 2023.

At December 31, 2022, the Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $79,368 and $85,759, respectively, which results from the Company’s adoption in 2013 of the FASB’s accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions are $705,356 and $1,918,555, respectively. The Company records its unrecognized tax benefit as a component of its net deferred income tax liability.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which among other things, implements a 15% minimum tax on book income of certain large corporations, and a 1% excise tax on net stock repurchases after December 31, 2022.  The alternative minimum tax would not be applicable in our next fiscal year because it is based on a three-year average annual adjusted financial statement income in excess of $1,000,000. Also included in the IRA is a provision to implement an annual waste emissions charge beginning with calendar year 2024 (to be paid in 2025) on applicable oil and gas facilities that exceed certain methane emission thresholds.  Currently, the Company has gathering facility assets that could exceed the minimum thresholds and potentially be subject to the waste emissions charge. We are continuing to assess the future impact of the provisions of the IRA on our consolidated financial statements and on the Company’s gathering assets. As a regulated utility, required capital expenditures and operating costs, including taxes, have been traditionally recognized by state utility commissions as appropriate for inclusion in establishing rates.

On July 8, 2022, Pennsylvania enacted House Bill 1342 into law, which among other things, reduces Pennsylvania’s corporate income tax rate from 9.99% to 8.99% beginning January 1, 2023, and an additional 0.5% annually through 2031, when it reaches to 4.99%. The Company evaluated the impacts of the tax rate change and recorded a reduction to our deferred tax liabilities of $244,537 with a corresponding reduction primarily to our regulatory assets.

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

Note 8 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes, including the expenses of Peoples for the period since the completion of the acquisition on March 16, 2020:

	Years Ended December 31,
	2022	2021	2020
Property	$33,703	33,946	$32,054
Gross receipts, excise and franchise	16,828	15,777	14,462
Payroll	21,343	21,789	19,053
Regulatory assessments	6,771	6,968	3,130
Pumping fees	7,881	5,761	6,028
Other	3,498	2,400	1,870
Total taxes other than income taxes	$90,024	$86,641	$76,597

Note 9 – Commitments and Contingencies

Commitments –

The Company maintains agreements with other water purveyors for the purchase of water to supplement its water supply, particularly during periods of peak demand. The agreements stipulate purchases of minimum quantities of water to the year 2029. The estimated annual commitments related to such purchases through 2027 are expected to average $3,419, and the aggregate of the years remaining approximates $1,120.

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

2023	2024	2025	2026	2027	Thereafter
$1,111	$1,131	$1,156	$1,182	$1,208	$1,708

The Company’s natural gas supply is provided by sources on the interstate pipeline system and from local western Pennsylvania gas well production. The Company has various interstate pipeline service agreements that provide for firm transportation capacity, firm storage capacity, and other services and include capacity reservation charges based upon the maximum daily and annual contract quantities set forth in the agreements. Some of these agreements have minimum volume obligations and are transacted at applicable tariff and negotiated rates to the year 2034. The estimated annual commitments related to such purchases through 2027 are expected to average $241,248, and the aggregate of the years remaining beyond 2027 approximates $1,606,927.

The purchased water, water treatment, and purchased gas expenses under these agreements were as follows:

	Years Ended December 31,
	2022	2021	2020
Purchased water under long-term agreements	$5,559	$5,867	$5,931
Water treatment expense under contractual agreement	1,061	1,017	1,006
Purchased natural gas under long-term agreements	601,995	340,262	165,745

Contingencies – The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of December 31, 2022, the aggregate amount of $19,658 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has insurance coverage for certain of these loss contingencies, and as of December 31, 2022, estimates that approximately $1,530 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

During a portion of 2019, the Company initiated a do not consume advisory for some of its customers in one division served by the Company’s Illinois subsidiary. The do not consume advisory was lifted in 2019, and, in 2022, the water system was determined to be in compliance with the federal Lead and Copper Rule. During the second quarter of 2021, an amount was accrued for the portion of the fine or penalty that we determined to be probable and estimable of being incurred.  In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint seeks class action certification, attorney's fees, and "damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park Illinois. The complaint contains allegations of damages as a result of supplied water that exceeded the standards established by the federal Lead and Copper Rule. The complaint is in the discovery phase and class certification has not been granted. During the third quarter of 2022, the Company established an accrual for the amount of loss asserted in the complaint that we determined to be probable and estimable of being incurred. The Company is vigorously defending against this claim. The Company submitted a claim for the expenses incurred to its insurance carrier for potential recovery of a portion of these costs and is currently in litigation with one of its carriers seeking to enforce its claims. The Company continues to assess the potential loss contingency on this matter. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $2,327 and $2,470 at December 31, 2022 and 2021, respectively, and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

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

Note 10 – Leases

The Company leases land, office facilities, office equipment, and vehicles for use in its operations, which are accounted for as operating leases. Leases with a term of 12 months or less are not recorded on the balance sheet; rather, lease expense is recognized over the lease term. Our leases have remaining lives of 1 to 72 years.

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

On January 6, 2022, the Company entered into an amendment to an office lease that provided for the partial termination of the Company’s obligations with respect to a portion of the leased premises of approximately 37,000 rentable square feet. The Company paid a termination fee of $2,812, reduced its remaining lease payments by $1,753 and recognized a loss on the partial termination of the lease of $1,801.

During the fourth quarter of 2021, the Company determined that there were impairment indicators that required the Company to review a portion of office space that was no longer used by the Company in its operations for impairment.  Accordingly, the Company performed undiscounted cash flow analyses on the related right-of-use asset group and determined that such right-of-use asset was impaired.  This resulted in a non-cash impairment charge of $4,695, representing the excess of the right-of-use asset over its fair value, and is included within operations and maintenance expense in the consolidated statements of operations and comprehensive income.

	Years Ended December 31,
	2022	2021	2020
Components of lease expense were as follows:
Operating lease cost	$9,359	$9,716	$8,496

	Years Ended December 31,
	2022	2021
Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,270	$9,612

	December 31,
	2022	2021
Supplemental balance sheet information related to leases was as follows:
Operating leases:
Operating lease right-of-use assets	$41,734	$48,930

Other accrued liabilities	$9,316	7,841
Operating lease liabilities	37,666	48,230
Total operating lease liabilities	$46,982	$56,071

	December 31,
	2022	2021
Weighted average remaining lease term:
Operating leases	9.7 years	10.6 years

Weighted average discount rate:
Operating leases	3.42%	3.62%

Maturities of operating lease liabilities and a reconciliation of the operating lease liabilities reported on our consolidated balance sheets as of December 31, 2022 are as follows:

Operating Leases
2023	$8,923
2024	8,643
2025	8,591
2026	6,671
2027	6,757
Thereafter	20,763
Total operating lease payments	$60,348

Total operating lease payments	$60,348
Less operating lease liabilities	46,982
Present value adjustment	$13,366

Note 11 – Long-term Debt and Loans Payable

Long-term Debt – The consolidated statements of capitalization provide a summary of long-term debt as of December 31, 2022 and 2021. The supplemental indentures with respect to specific issues of the first mortgage bonds restrict the ability of Aqua Pennsylvania and other operating subsidiaries of the Company to declare dividends, in cash or property, or repurchase or otherwise acquire the stock of these companies. Loan agreements for Aqua Pennsylvania and other operating subsidiaries of the Company have restrictions on minimum net assets.  As of December 31, 2022, restrictions on the net assets of the Company were $4,284,813 of the total $5,377,386 in net assets.  Included in this amount were restrictions on Aqua Pennsylvania’s net assets of $1,678,703 of their total net assets of $2,462,533. As of December 31, 2022, $2,158,502 of Aqua Pennsylvania’s retained earnings of $2,178,502 and $277,036 of the retained earnings of $445,076 of other subsidiaries were free of these restrictions. Some supplemental indentures also prohibit Aqua Pennsylvania and some other subsidiaries of the Company from making loans to, or purchasing the stock of, the Company.

Sinking fund payments are required by the terms of specific issues of long-term debt. Excluding amounts due under the Company’s revolving credit agreement, the future sinking fund payments and debt maturities of the Company’s long-term debt are as follows:

Interest Rate Range	2023	2024	2025	2026	2027	Thereafter
0.00% to 0.99%	$464	$256	$197	$179	$146	$633
1.00% to 1.99%	872	712	766	776	787	4,456
2.00% to 2.99%	2,182	1,268	1,427	1,305	1,113	1,102,460
3.00% to 3.99%	32,025	53,318	782	746	210,889	2,178,672
4.00% to 4.99%	151,649	4,527	122,310	1,562	1,567	1,621,698
5.00% to 5.99%	11,472	10,728	630	237	27	531,263
6.00% to 6.99%	-	-	-	5,000	20,000	6,000
7.00% to 7.99%	-	-	23,000	-	5,378	-
8.00% to 8.99%	692	976	448	-	-	-
9.00% to 9.99%	-	-	-	11,800	-	-
Total	$199,356	$71,785	$149,560	$21,605	$239,907	$5,445,182

In January 2023 and October 2022, Aqua Pennsylvania issued $75,000 and $125,000 of first mortgage bonds, due in 2043 and 2052, and with interest rates of 5.60% and 4.50%, respectively. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

On May 20, 2022, the Company issued $500,000 of long-term debt (the “Senior Notes”), less expenses of $5,815, due in 2052 with an interest rate of 5.30%. The Company used the net proceeds from the issuance of Senior Notes to (1) to repay $49,700 of borrowings under Aqua Pennsylvania’s 364-day revolving credit facility and $410,000 of borrowings under the Company’s existing five year unsecured revolving credit facility, and (2) for general corporate purposes.

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

The weighted average cost of long-term debt at December 31, 2022 and 2021 was 3.94% and 3.49%, respectively.  The weighted average cost of fixed rate long-term debt at December 31, 2022 and 2021 was 3.78% and 3.61%, respectively.

On December 14, 2022, the Company entered into a five year $1,000,000 unsecured revolving credit facility, which replaced the Company’s prior five year $1,000,000 unsecured revolving credit facility.  The Company’s new unsecured revolving credit facility was used to repay all indebtedness and fees under our prior unsecured revolving credit facility, and for other general corporate purposes.   The facility includes a $100,000 sublimit for daily demand loan.  Funds borrowed under this facility are classified as long-term debt and are used to provide working capital as well as support for letters of credit for insurance policies and other financing arrangements.  As of December 31, 2022, the Company has the following sublimits and available capacity under the credit facility:  $100,000 letter of credit sublimit, $80,959 of letters of credit available capacity, $0 borrowed under the swing-line commitment, $490,959 was available for borrowing and $490,000 of funds borrowed under the agreement.  Interest under the facility is equal to either (i) Term simple secured overnight financing rate (SOFR), plus applicable margin; or (ii) an Alternate Base Rate (which is based at the highest of the (a) New York Federal Reserve Bank rate, plus 0.5%, (b) the prime rate, and, (c) the daily SOFR, plus 1.0%,) plus applicable margin.  The applicable margin for an Alternate Base Rate loan will be up to 0.5% and for a SOFR loan will be up to 1.5%, in each case depending on the debt ratings in effect as of such date.  The Company may elect either the Term SOFR or the Alternate Base Rate at the time of the drawdown, and loans may be converted from one rate to another at any time, subject or certain conditions. A facility fee is charged on the total commitment amount of the agreement.  Under these facilities the average cost of borrowings was 3.11% and 1.31%, and the average borrowing was $297,021 and $174,026, during 2022 and 2021, respectively.

The Company is obligated to comply with covenants under some of its loan and debt agreements. These covenants contain a number of restrictive financial covenants, which among other things limit, subject to specific exceptions, the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. During 2022, the Company was in compliance with its debt covenants under its loan and debt agreements. Failure to comply with the Company’s debt covenants could result in an event of default, which could result in the Company being required to repay or finance its borrowings before their due date, possibly limiting the Company’s future borrowings, and increasing its borrowing costs.

Loans Payable – In June 2022, Aqua Pennsylvania amended its $100,000 364-day revolving credit agreement primarily to update the termination date of the facility to June 29, 2023. The funds borrowed under this agreement are classified as loans payable and used to provide working capital. As of December 31, 2022 and 2021, funds borrowed under the agreement were $20,000 and $35,000, respectively. Interest under this facility is based, at the borrower’s option, on the prime rate, an adjusted overnight bank funding rate, or an adjusted Bloomberg Short-Term Bank Yield Index (BSBY) floating rate. This agreement restricts short-term borrowings of Aqua Pennsylvania. A commitment fee of 0.05% is charged on the total commitment amount of Aqua Pennsylvania’s revolving credit agreement. The average cost of borrowing under the facility was 2.40% and 0.78%, and the average borrowing was $31,555 and $40,312, during 2022 and 2021, respectively. The maximum amount outstanding at the end of any one month was $55,000 and $70,000 in 2022 and 2021, respectively.

In June 2022, Peoples Natural Gas Companies amended its 364-day revolving credit agreement primarily to increase the amount of the facility from $100,000 to $300,000 and to update the termination date of the facility to June 29, 2023. The funds borrowed under this agreement are classified as loans payable and used to provide working capital. Interest under this facility is based, at the borrower’ option, at the prime rate, an adjusted overnight bank funding rate, or an adjusted BSBY floating rate. A commitment fee of 0.05% is charged on the total commitment amount of Peoples’ revolving credit agreement. As of December 31, 2022 and 2021, funds borrowed under the agreement were $208,500 and $30,000, respectively. The average cost of borrowing under the facility was 2.30% and 1.02%, and the average borrowing was $97,458 and $23,750, during 2022 and 2021, respectively. The maximum amount outstanding at the end of any one month was $234,000 and $30,000 in 2022 and 2021, respectively.

At December 31, 2022 and 2021, the Company had other combined short-term lines of credit of $35,000. Funds borrowed under these lines are classified as loans payable and are used to provide working capital. As of December 31, 2022 and 2021, funds borrowed under the short-term lines of credit were $0. The average borrowing under the lines was $0 and $0 during 2022 and 2021, respectively. The maximum amount outstanding at the end of any one month was $0 and $0 in 2022 and 2021, respectively. Interest under the lines is based at the Company’s option, depending on the line, on the prime rate, an adjusted Euro-Rate, an adjusted federal funds rate or at rates offered by the banks. The average cost of borrowings under all lines during 2022 and 2021 was 0% and 0%, respectively.

Interest Income and Expense– Interest income of $3,675, $2,384, and $5,363 was recognized for the years ended December 31, 2022, 2021, and 2020, respectively. Interest expense was $238,116, $207,709, and $188,435 in 2022, 2021, and 2020, including amounts capitalized for borrowed funds of $6,047, $4,510, and $4,434, respectively.

Note 12 – Fair Value of Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value, with the exception of long-term debt, as of the dates presented. The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of December 31, 2022 and 2021, the carrying amount of the Company’s loans payable was $228,500 and $65,000, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents is determined based on Level 1 methods and assumptions. As of December 31, 2022 and 2021, the carrying amounts of the Company's cash and cash equivalents were $11,398 and $10,567, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of December 31, 2022 and 2021, the carrying amount of these securities was $24,962 and $28,576, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

Unrealized gains and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Years ended December 31,
	2022	2021	2020
Net gain (loss) recognized during the period on equity securities	$(895)	$607	$492
Less: net gain (loss) recognized during the period on equity securities sold during the period	-	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$(895)	$607	$492

The net gain (loss) recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	December 31,
	2022	2021
Carrying amount	$6,617,395	$5,947,357
Estimated fair value	5,528,131	6,482,499

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing level 2 methods and assumptions. The Company’s customers’ advances for construction have a carrying value of $114,732 and $103,619 at December 31, 2022 and 2021, respectively. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels and future rates. Portions of these non-interest bearing instruments are payable annually through 2031 and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

Note 13 – Stockholders’ Equity

At December 31, 2022, the Company had 600,000,000 shares of common stock authorized; par value $0.50. Shares outstanding and treasury shares held were as follows:

	December 31,
	2022	2021	2020
Shares outstanding	263,737,084	252,867,623	245,390,468
Treasury shares	3,236,237	3,234,765	3,180,887

At-the-Market Offering

On October 14, 2022, the Company entered into at-the market sales agreements (“ATM”) with third-party sales agents, under which the Company may offer and sell shares of its common stock, from time to time, at its option, having an aggregate gross offering price of up to $500,000 pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-255235). The Company intends to use the net proceeds from the sales of shares through the ATM for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying outstanding indebtedness. During the fourth quarter of 2022, the Company issued 1,321,994 shares of common stock under the ATM for proceeds of $63,040, net of expenses. In January 2023, the Company issued 399,128 shares of common stock under the ATM for proceeds of $19,294, net of expenses.

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

On August 9, 2021, the Company completely settled forward equity sale agreements by physical share settlement. The Company issued 6,700,000 shares and received cash proceeds of $299,739 at a forward price of $44.74 per share. Pursuant to the agreement, the forward price was computed based upon the initial forward price of $46.00 per share, adjusted for a floating interest rate factor equal to a specified daily rate less a spread and scheduled dividends during the term of the agreement. The Company used the proceeds received upon settlement of the forward equity sale agreement to fund general corporate purposes, including for water and wastewater utility acquisitions, working capital and capital expenditures. There are no remaining shares subject to the forward equity sale agreement.

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

Each Unit consisted of a prepaid stock purchase contract and an amortizing note, each issued by the Company. The amortizing notes had an initial principal amount of $8.62909, or $119,081 in aggregate, and yielded interest at a rate of 3.00% per year, and paid equal quarterly cash installments of $0.75000 per amortizing note (except for the July 30, 2019 installment payment, which was $0.80833 per amortizing note), that constituted a payment of interest and a partial repayment of principal. This cash payment in the aggregate was equivalent to 6.00% per year with respect to each $50 stated amount of the Units. The amortizing notes represented unsecured senior obligations of the Company.

Certain holders of the tangible equity units had early settled their prepaid stock purchase contracts prior to the due date, and, in exchange, the Company issued shares of its common stock. During 2022, 981,919 stock purchase contracts were early settled by the holders of the contracts prior to the mandatory settlement date, resulting in the issuance of 1,166,107 shares of the Company’s common stock. On May 2, 2022, the remaining 6,621,315 stock purchase contracts were each mandatorily settled for 1.18758 shares of the Company’s common stock, and in the aggregate the Company issued 7,863,354 shares of its common stock. Additionally, the final quarterly installment payment was made, which resulted in the complete pay-off of the amortizing notes.

At December 31, 2022, the Company had 1,770,819 shares of authorized but unissued Series Preferred Stock, $1.00 par value.

In April 2021, the Company filed a universal shelf registration, through a filing with the Securities and Exchange Commission (“SEC”), to allow for the potential future offer and sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities and other securities specified therein at indeterminate prices.

The Company has an acquisition shelf registration statement on file with the SEC which permits the offering, from time to time, of an aggregate of $500,000 in shares of common stock and shares of preferred stock in connection with acquisitions. The balance remaining available for use under the acquisition shelf registration as of December 31, 2022 is $487,155.

The form and terms of any securities issued under the universal shelf registration statement and the acquisition shelf registration statement will be determined at the time of issuance.

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“Plan”) that allows reinvested dividends to be used to purchase shares of common stock at a five percent discount from the current market value. Under the direct stock purchase program, shares are issued throughout the year. The shares issued under the Plan are either shares purchased by the Company’s transfer agent in the open-market or original issue shares. In 2022, 2021 and 2020, the Company sold 368,278, 374,824 and 388,978 original issue shares of common stock through the dividend reinvestment portion of the Plan, for net proceeds of $16,619, $16,799 and $16,522, respectively.

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

	Years ended December 31,
	2022	2021	2020
Average common shares outstanding during the period for basic computation	262,246	257,487	249,768
Effect of dilutive securities:
Forward equity sale agreement	-	189	-
Issuance of common stock from private placement	-	-	4,438
Tangible equity units	-	-	-
Employee stock-based compensation	622	504	423
Average common shares outstanding during the period for diluted computation	262,868	258,180	254,629

For the year ended December 31, 2020, the average common shares outstanding during the period for diluted computation reflects the impact of the issuance of common stock from the March 16, 2020 private placement as if the shares were issued on January 1, 2020.

The number of outstanding employee stock options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was 77,506 for the year ended December 31, 2022. For the years ended December 31, 2021 and 2020, all of the Company’s employee stock options were included in the calculation of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

On May 2, 2022, all of the remaining stock purchase contracts under the tangible equity units were mandatorily settled. For the year ended December 31, 2022, the weighted average impact of 2,932,010 shares were included in the basic computation of the average common shares outstanding based on the number of shares that were issued upon settlement of the stock purchase contracts under the tangible equity units. For the years ended December 31, 2021 and 2020, the minimum settlement amount of the stock purchase contracts under the tangible equity units of 9,041,687 and 9,370,646 shares, respectively, were considered outstanding for the basic computation of the average common shares outstanding.

Equity per common share was $20.39 and $20.50 at December 31, 2022 and 2021, respectively. These amounts were computed by dividing Essential Utilities stockholders’ equity by the number of shares of common stock outstanding at the end of each year.

Note 15 – Employee Stock and Incentive Plan

Under the Company’s Amended and Restated Equity Compensation Plan, (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock award, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of common stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At December 31, 2022, 1,754,295 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

Performance Share Units – During 2022, 2021 and 2020, the Company granted performance share units. A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three year performance period specified in the grant, subject to exceptions through the respective vesting periods, which is generally three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals.

The performance goals of the 2022, 2021 and 2020 PSU grants consisted of the following metrics:

Metric 1 – Company’s total shareholder return (“TSR”) compared to the TSR for a specific peer group of investor-owned utilities (a market-based condition)	38.46%
Metric 2 – Achievement of a targeted cumulative level of rate base growth as a result of acquisitions (a performance-based condition)	30.77%
Metric 3 – Achievement of targets for maintaining consolidated operations and maintenance expenses over the three year measurement period (a performance-based condition)	30.77%

The following table provides the compensation expense and income tax benefit for PSUs:

	Years ended December 31,
	2022	2021	2020
Stock-based compensation within operations and maintenance expense	$7,950	$7,150	$3,630
Income tax benefit	1,997	2,038	957

The following table summarizes nonvested PSU transactions for the year ended December 31, 2022:

	Number of Share Units	Weighted Average Fair Value
Nonvested share units at beginning of period	355,384	$42.19
Granted	161,968	42.33
Performance criteria adjustment	100,227	46.21
Forfeited	(61,117)	43.89
Nonvested share units at end of period	556,462	42.77

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

	Years ended December 31,
	2022	2021	2020
Expected term (years)	3.0	3.0	3.0
Risk-free interest rate	1.75%	0.24%	0.66%
Expected volatility	31.9%	32.1%	24.2%
Weighted average fair value of PSUs granted	$42.33	$43.18	$55.25
Intrinsic value of vested PSUs	$-	$6,050	$9,030
Fair value of vested PSUs	$-	$5,321	$5,215

As of December 31, 2022, $9,752 of unrecognized compensation costs related to PSUs is expected to be recognized over a weighted average period of approximately 1.79 years. The aggregate intrinsic value of PSUs as of December 31, 2022 was $17,594. The aggregate intrinsic value of PSUs is based on the number of nonvested share units and the market value of the Company’s common stock as of the period end date.

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

	Years ended December 31,
	2022	2021	2020
Stock-based compensation within operations and maintenance expense	$2,927	$3,360	$2,180
Income tax benefit	736	953	585

The following table summarizes nonvested RSU transactions for the year ended December 31, 2022:

	Number of Stock Units	Weighted Average Fair Value
Nonvested stock units at beginning of period	193,687	$43.76
Granted	72,092	44.74
Stock units vested and issued	(65,839)	38.42
Forfeited	(19,634)	45.30
Nonvested stock units at end of period	180,306	45.94

The following table summarizes the value of RSUs:

	Years ended December 31,
	2022	2021	2020
Weighted average fair value of RSUs granted	$44.74	$44.44	$49.19
Intrinsic value of vested RSUs	3,090	2,108	2,130
Fair value of vested RSUs	2,483	1,726	1,203

As of December 31, 2022, $3,246 of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of approximately 1.7 years. The aggregate intrinsic value of RSUs as of December 31, 2022 was $8,606. The aggregate intrinsic value of RSUs is based on the number of nonvested stock units and the market value of the Company’s common stock as of the period end date.

Stock Options – A stock option represents the option to purchase a number of shares of common stock of the Company as specified in the stock option grant agreement at the exercise price per share as determined by the closing market price of our common stock on the grant date. Stock options are exercisable in installments of 33% annually, starting one year from the grant date and expire ten years from the grant date. The vesting of stock options granted in 2022 and 2019 are subject to the achievement of the following performance goal: the Company achieves at least an adjusted return on equity equal to 150 basis points below the return on equity granted by the Pennsylvania Public Utility Commission during the Company’s Pennsylvania subsidiary’s last rate proceeding. The adjusted return on equity equals net income, excluding net income or loss from acquisitions which have not yet been incorporated into a rate application as of the last year end, divided by equity which excludes equity applicable to acquisitions which are not yet incorporated in a rate application during the award period.

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

	Years ended December 31,
	2022	2021	2020
Stock-based compensation within operations and maintenance expenses	$451	$480	$1,322
Income tax benefit	140	136	374

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

The following table summarizes stock option transactions for the year ended December 31, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding, beginning of year	813,492	35.37
Granted	85,527	45.19
Forfeited	(9,149)	44.32
Expired / Cancelled	(125)	35.94
Exercised	(69,684)	35.52
Outstanding at end of year	820,061	$36.29	6.2	$9,383

Exercisable at end of year	745,000	$35.39	5.9	$9,191

The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the closing market price of stock on the date of grant. The following table summarizes the intrinsic value of stock options exercised and the fair value of stock options which vested:

	Years ended December 31,
	2022	2021	2020
Intrinsic value of options exercised	$960	$1,709	$1,849
Fair value of options vested	1,203	1,485	1,673

The following table summarizes information about the options outstanding and options exercisable as of December 31, 2022:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of prices:
$30.00 - 33.99	54,467	4.1	$30.47	54,467	$30.47
$34.00 - 34.99	90,194	5.2	34.51	90,194	34.51
$35.00 - 35.99	597,894	6.2	35.93	597,894	35.93
$36.00 and above	77,506	9.1	45.17	2,445	45.19
	820,061	6.2	$36.29	745,000	$35.39

As of December 31, 2022, there was $322 of total unrecognized compensation costs related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of approximately 1.5 years.

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

The following table provides the compensation cost and income tax benefit for stock-based compensation related to restricted stock:

	Years ended December 31,
	2022	2021	2020
Stock-based compensation within operations and maintenance expense	$50	$130	$333
Income tax benefit	15	37	96

The following table summarizes restricted stock transactions for the year ended December 31, 2022:

	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of period	1,068	$46.83
Granted	1,170	42.75
Vested	(1,068)	(46.83)
Nonvested shares at end of period	1,170	$42.75

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

	Years ended December 31,
	2022	2021	2020
Stock-based compensation within operations and maintenance expense	$715	$700	$695
Income tax benefit	207	202	201

The following table summarizes the value of stock awards:

	Years ended December 31,
	2022	2021	2020
Intrinsic and fair value of stock awards vested	$715	$700	$695
Weighted average fair value of stock awards granted	46.44	47.46	41.97

The following table summarizes stock award transactions for year ended December 31, 2022:

	Number of Stock Awards	Weighted Average Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	15,397	46.44
Vested	(15,397)	46.44
Nonvested stock awards at end of period	-	-

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

The Company’s qualified defined benefit pension plan has a permanent lump sum option to the form of benefit payments offered to participants upon retirement or termination. The plan paid $17,757 and $11,069 to participants who elected this option during 2022 and 2021, respectively. During 2022, we made lump-sum pension benefit distributions exceeding the cumulative amount of service and interest cost components of the net periodic pension cost for the year, which is the settlement accounting threshold. The settlement loss of $3,300 was recorded as a regulatory asset, as it is probable of recovery in future rates, and will be amortized into pension benefit costs. A settlement loss is the recognition of unrecognized pension benefit costs that would have been incurred in subsequent periods.

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

	Pension Benefits	Other Post-retirement Benefits
Years:
2023	$27,351	$5,498
2024	27,154	5,464
2025	27,723	5,636
2026	27,497	5,965
2027	29,007	6,252
2028-2032	129,413	32,750

The changes in the benefit obligation and fair value of plan assets, the funded status of the plans and the assumptions used in the measurement of the company’s benefit obligation are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at January 1,	$452,947	$486,219	$114,651	$125,375
Service cost	2,587	3,503	1,911	2,793
Interest cost	13,806	13,018	3,369	3,358
Actuarial loss/(gain)	(105,107)	(17,378)	(31,995)	(12,001)
Plan participants' contributions	-	-	145	36
Benefits paid	(19,339)	(32,415)	(4,580)	(4,910)
Plan amendments	2,121	-	-	-
Participants' directed transfer of benefit to other plans	(4,568)	-	-	-
Settlements	(17,757)	-	-	-
Benefit obligation at December 31,	324,690	452,947	83,501	114,651

Change in plan assets:
Fair value of plan assets at January 1,	433,121	426,801	107,308	98,995
Actual return on plan assets	(83,297)	23,901	(19,589)	12,484
Employer contributions	20,390	14,834	1,636	598
Participants' contributions	-	-	145	36
Benefits paid	(19,281)	(32,415)	(3,506)	(4,805)
Settlements	(17,757)	-	-	-
Fair value of plan assets at December 31,	333,176	433,121	85,994	107,308

Funded status of plan:
Net asset / (liability) recognized at December 31,	$8,486	$(19,826)	$2,493	$(7,343)

The following table provides the net liability recognized on the consolidated balance sheets at December 31,:

	Pension Benefits		Other Post-retirement Benefits
	2022	2021	2022	2021
Non-current asset	$24,389	$2,474	$19,438	$23,504
Current liability	(761)	(1,144)	(843)	(1,777)
Noncurrent liability	(15,142)	(21,156)	(16,102)	(29,070)
Net asset / (liability) recognized	$8,486	$(19,826)	$2,493	$(7,343)

The following table provides selected information about plans with accumulated benefit obligation and projected benefit obligation in excess of plan assets:

	December 31,			December 31,
	2022			2021
	Pension Benefits	Other Post-retirement Benefits		Pension Benefits	Other Post-retirement Benefits
Selected information for plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$16,041	$	N/A	$23,601	$	N/A
Fair value of plan assets	-		N/A	-		N/A
Selected information for plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$12,126		$29,009	$17,129		$42,463
Fair value of plan assets	-		12,064	-		11,616

The following table provides the components of net periodic benefit costs for the years ended December 31,:

	Pension Benefits			Other Post-retirement Benefits
	2022	2021	2020	2022	2021	2020
Service cost	$2,587	$3,503	$3,775	$1,911	$2,793	$2,276
Interest cost	13,806	13,018	13,710	3,369	3,358	3,687
Expected return on plan assets	(22,004)	(23,165)	(21,249)	(4,502)	(4,155)	(4,079)
Amortization of prior service cost (credit)	536	559	591	-	(432)	(464)
Amortization of actuarial loss (gain)	2,043	2,907	7,967	(1,336)	219	622
Net periodic benefit cost (credit)	$(3,032)	$(3,178)	$4,794	$(558)	$1,783	$2,042

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

The following table provides the amounts recognized in regulatory assets and regulatory liabilities that have not been recognized as components of net periodic benefit cost as of December 31:

	Pension Benefits		Other Post-retirement Benefits
	2022	2021	2022	2021
Net actuarial loss (gain)	$56,737	$64,247	$(19,894)	$(16,323)
Prior service cost	2,550	965	-	-
Total recognized in regulatory assets	$59,287	$65,212	$(19,894)	$(16,323)

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

The significant assumptions related to the Company’s benefit obligations are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2022	2021	2022	2021
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31,
Discount rate	5.51%	2.91%	5.45%	2.96%
Rate of compensation increase	3.0-4.0%	3.0-4.0%	n/a	n/a

Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations as of December 31,
Health care cost trend rate	n/a	n/a	6.50%	6.25%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	n/a	n/a	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2029	2027

n/a – Assumption is not applicable.

The significant assumptions related to the Company’s net periodic benefit costs are as follows:

	Pension Benefits			Other Post-retirement Benefits
	2022	2021	2020	2022	2021	2020
Weighted Average Assumptions Used to Determine Net Periodic Benefit Costs for Years Ended December 31,
Discount rate	2.91%	2.57%	3.35%	2.96%	2.68%	3.42%
Expected return on plan assets	5.40%	5.60%	6.00%	3.4%-5.4%	5.60%	6.00%
Rate of compensation increase	3.0-4.0%	3.0-4.0%	3.0-4.0%	n/a	n/a	n/a

Assumed Health Care Cost Trend Rates Used to Determine Net Periodic Benefit Costs for Years Ended December 31,
Health care cost trend rate	n/a	n/a	n/a	6.25%	6.3%	6.3%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2027	2025	2025

n/a – Assumption is not applicable.

* In September 2022, the Company remeasured its qualified pension plan assets and liabilities in accordance with settlement accounting rules. The discount rate used for the remeasurement and for the calculation of the net periodic benefit cost for the remainder of the year was 5.58%.

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

The Company’s expected return on plan assets is determined by evaluating the asset class return expectations with its advisors as well as actual, long-term, historical results of our asset returns. The Company’s market related value of plan assets is equal to the fair value of the plan’s assets as of the last day of its fiscal year, and is a determinant for the expected return on plan assets which is a component of post-retirement benefits expense. The Company’s pension expense increases as the expected return on plan assets decreases. For 2022, the Company used a 5.4% expected return on plan assets assumption. The Company believes its actual long-term asset allocation on average will approximate the targeted allocation. The Company’s investment strategy is to earn a reasonable rate of return while maintaining risk at acceptable levels. Risk is managed through fixed income investments to manage interest rate exposures that impact the valuation of liabilities and through the diversification of investments across and within various asset categories. Investment returns are compared to a total plan benchmark constructed by applying the plan’s asset allocation target weightings to passive index returns representative of the respective asset classes in which the plan invests. The Retirement and Employee Benefits Committee meets quarterly to review plan investments and management monitors investment performance quarterly through a performance report prepared by an external consulting firm.

The Company’s pension plan asset allocation and the target allocation by asset class are as follows:

		Percentage of Plan Assets at December 31,
	Target Allocation	2022	2021
Return seeking assets	50 to 70%	56%	53%
Liability hedging assets	30 to 50%	44%	47%
Total	100%	100%	100%

The fair value of the Company’s pension plans’ assets at December 31, 2022 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Common stock	$18,037	$-	$-	$-	$18,037
Return seeking assets:
Global equities	-	-	-	15,163	15,163
Hedge / diversifying strategies	-	-	-	102,038	102,038
Credit	-	-	-	52,048	52,048
Liability hedging assets	-	-	-	114,220	114,220
Cash and cash equivalents	31,670	-	-	-	31,670
Total pension assets	$49,707	$-	$-	$283,469	$333,176

(a)Assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

The fair value of the Company’s pension plans’ assets at December 31, 2021 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Common stock	$20,290	$-	$-	$-	$20,290
Return seeking assets:
Global equities	-	-	-	134,394	134,394
Hedge / diversifying strategies	-	-	-	39,163	39,163
Credit	-	-	-	56,191	56,191
Liability hedging assets	-	-	-	177,574	177,574
Cash and cash equivalents	5,509	-	-	-	5,509
Total pension assets	$25,799	$-	$-	$407,322	$433,121

Equity securities include our common stock in the amounts of $18,037 or 5.4% and $20,290 or 4.7% of total pension plans’ assets as of December 31, 2022 and 2021, respectively.

The asset allocation for the Company’s other post-retirement benefit plans and the target allocation by asset class are as follows:

		Percentage of Plan Assets at December 31,
	Target Allocation	2022	2021
Return seeking assets	50 to 70%	62%	68%
Liability hedging assets	30 to 50%	38%	32%
Total	100%	100%	100%

The fair value of the Company’s other post-retirement benefit plans’ assets at December 31, 2022 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Return seeking assets:
Global equities	$27,258	$-	$-	$16,024	$43,282
Real estate securities	6,386	-	-	3,311	9,697
Liability hedging assets	15,131	-	-	9,159	24,290
Cash and cash equivalents	8,725	-	-	-	8,725
Total other post-retirement assets	$57,500	$-	$-	$28,494	$85,994

(a)Assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

The fair value of the Company’s other post-retirement benefit plans’ assets at December 31, 2021 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Return seeking assets:
Global equities	$36,753	$-	$-	$22,544	$59,297
Real estate securities	9,609	-	-	4,391	14,000
Liability hedging assets	17,241	-	-	12,364	29,605
Cash and cash equivalents	4,406	-	-	-	4,406
Total other post-retirement assets	$68,009	$-	$-	$39,299	$107,308

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

•Liability Hedging Assets – Investments in liability hedging assets consist of funds investing in high-quality fixed income securities (i.e. U.S. Treasury securities and government bonds), and for funds for which market quotations are readily available, are valued at the last reported closing price on the primary market or exchange on which they are traded. Funds for which market quotations are not readily available, are valued using the NAV per fund share, derived from the quoted prices in active markets of the underlying securities and are not classified within the fair value hierarchy.

•Cash and Cash Equivalents – Investments in cash and cash equivalents are comprised of both uninvested cash and money market funds. The uninvested cash is valued based on its carrying value, and the money market funds are valued utilizing the net asset value per unit obtained from published market prices.

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements. In accordance with funding rules and the Company’s funding policy, during 2023 our pension contribution is expected to be $20,343.

The Company has a 401(k) savings plan, which is a defined contribution plan and covers substantially all employees. The Company makes matching contributions that are based on a percentage of an employee’s contribution, subject to specific limitations, as well as, non-discretionary contributions based on eligible hourly wages for certain union employees, discretionary year-end contributions based on an employee’s eligible compensation, and employer profit sharing contributions. Participants may diversify their Company matching account balances into other investments offered under the 401(k) savings plan. The Company’s contributions, which are recorded as compensation expense, were $21,758, $19,569, and $15,445, for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 17 –Rate Activity

On December 30, 2022, our water and wastewater utility operating divisions in Ohio filed an application with the Public Utilities Commission of Ohio designed to increase rates by $9,816 annually.

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

On May 16, 2022, the Company’s regulated water and wastewater operating subsidiary in Pennsylvania, Aqua Pennsylvania, received an order from the Pennsylvania Public Utility Commission that allowed base rate increases that would increase total annual operating revenues by $69,251. New rates went into effect on May 19, 2022. At the time the rate order was received, the rates in effect also included $35,470 in Distribution System Improvement Charges (“DSIC”), which was 7.2% above prior base rates. Consequently, the aggregate annual base rates increased by $104,721 since the last base rate increase and DSIC was reset to zero.

On January 3, 2022, the Company’s natural gas operating division in Kentucky received an order from the Kentucky Public Service Commission resulting in an increase of $5,238 in annual revenues, and new rates went into effect on January 4, 2022. On June 7, 2022, an additional $260 was approved and made effective by the Commission, resulting from a rehearing requested by the operating division.

In addition to the Ohio, Pennsylvania, and Kentucky rate awards noted above, the Company’s operating subsidiaries were allowed annualized rate increases of $1,378 in 2022, $3,390 in 2021, and $4,480 in 2020, represented by two, six, and five rate decisions, respectively. Annualized revenues in aggregate from all of the rate increases realized in the year of grant were approximately $51,163, $2,995, and $1,594 in 2022, 2021, and 2020, respectively.

Eight states in which the Company operates permit water and wastewater utilities to add a surcharge to their water or wastewater bills to offset the additional depreciation and capital costs related to infrastructure system replacement and rehabilitation projects completed and placed into service between base rate filings. Additionally, Pennsylvania and Kentucky allow for the use of an infrastructure rehabilitation surcharge for natural gas utility systems. The surcharge for infrastructure system replacements and rehabilitations is typically adjusted periodically based on additional qualified capital expenditures completed or anticipated in a future period, is capped as a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. During 2022, the Company received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $7,571 in its water and wastewater utility operating divisions in Pennsylvania, North Carolina, Illinois and Virginia. The surcharge for infrastructure system replacements and rehabilitations provided revenues in 2022, 2021, and 2020 of $26,902, $33,771, and $13,039, respectively.

Note 18 – Segment Information

The Company has identified twelve operating segments and has two reportable segments, the Regulated Water segment and the Regulated Natural Gas segment. The Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies, which are organized by the states where the Company provides water and wastewater services. The eight water and wastewater utility operating segments are aggregated into one reportable segment, because each of these operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment. The Regulated Natural Gas segment is comprised of one operating segment representing natural gas utility companies, acquired in the Peoples Gas Acquisition, for which the Company provides natural gas distribution services. The operating results of Peoples are included in the consolidated financial statements for the period since the completion of its acquisition on March 16, 2020.

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

The following table presents information about the Company’s reportable segments:

2022	Regulated Water	Regulated Natural Gas	Other and Eliminations	Consolidated
Operating revenues	$1,082,972	$1,143,362	$61,698	$2,288,032
Operations and maintenance expense	$370,850	$239,506	$3,293	$613,649
Purchased gas	$-	$551,009	$50,986	$601,995
Depreciation and amortization	$201,392	$118,955	$830	$321,177
Interest expense, net (b)	$111,938	$87,186	$35,317	$234,441
Allowance for funds used during construction	$(20,950)	$(2,715)	$-	$(23,665)
Provision for income taxes (benefit)	$47,510	$(61,942)	$103	$(14,329)
Net income (loss)	$314,352	$185,276	$(34,391)	$465,237
Capital expenditures	$576,314	$479,335	$7,114	$1,062,763
Total assets	$8,792,633	$6,528,654	$397,820	$15,719,107

2021	Regulated Water	Regulated Natural Gas	Other and Eliminations	Consolidated
Operating revenues	$980,203	$859,902	$38,039	$1,878,144
Operations and maintenance expense	$332,598	$226,194	$(8,212)	$550,580
Purchased gas	$-	$313,390	$26,872	$340,262
Depreciation and amortization	$182,074	$113,238	$2,640	$297,952
Interest expense, net (b)	$108,356	$75,628	$21,341	$205,325
Allowance for funds used during construction	$(19,258)	$(1,534)	$-	$(20,792)
Provision for income taxes (benefit)	$26,633	$(40,013)	$3,768	$(9,612)
Net income (loss)	$293,703	$148,193	$(10,284)	$431,612
Capital expenditures	$621,595	$397,419	$1,505	$1,020,519
Total assets	$8,403,586	$5,960,602	$294,090	$14,658,278

2020 (a)	Regulated Water	Regulated Natural Gas	Other and Eliminations	Consolidated
Operating revenues	$938,540	$506,564	$17,594	$1,462,698
Operations and maintenance expense	$309,608	$198,383	$20,620	$528,611
Purchased gas	$-	$154,103	$11,642	$165,745
Depreciation and amortization	$171,152	$84,201	$1,706	$257,059
Interest expense, net (b)	$101,810	$29,016	$52,246	$183,072
Allowance for funds used during construction	$(11,231)	$(1,456)	$-	$(12,687)
Provision for income taxes (benefit)	$22,481	$(25,133)	$(17,226)	$(19,878)
Net income (loss)	$283,793	$56,451	$(55,395)	$284,849
Capital expenditures	$542,199	$292,121	$1,322	$835,642
Total assets	$7,838,034	$5,303,507	$563,736	$13,705,277

(a) Includes the operating results and capital expenditures of the Regulated Natural Gas segment for the period since the completion of the Peoples Gas Acquisition on March 16, 2020.

(b) The regulated water and regulated natural gas segments report interest expense that includes long-term debt that was pushed-down to the regulated operating subsidiaries from Essential Utilities, Inc.

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

In assessing the effectiveness of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). As a result of management’s assessment and based on the criteria in the framework, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm – The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting – We have implemented a new enterprise resource planning (ERP) system in 2022 for our Regulated Water business segment that enhances our business and financial processes and standardizes some of our information technology systems with our other segments.  In connection with this new ERP implementation, we have changed our internal controls over financial reporting, as necessary, to accommodate modifications in our Regulated Water business processes and accounting procedures.

Except as described above, there were no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing in the sections captioned Information Regarding Nominees, Corporate Governance – Code of Ethics, – Board and Board Committees, and Section 16(a) Beneficial Ownership Reporting Compliance of the definitive Proxy Statement relating to our 2023 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report is incorporated by reference herein.

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

Name	Age	Position with Essential Utilities (1)
Christopher H. Franklin	57

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

Daniel J. Schuller	53

Executive Vice President and Chief Financial Officer (October 2018 to present); Executive Vice President, Strategy and Corporate Development (July 2015 to October 2018); Investment Principal – J.P. Morgan Asset Management – Infrastructure Investments Group (2007 to 2015)

Colleen M. Arnold	52	President, Aqua Water (March 2020 to present); Deputy Chief Operating Officer, Aqua (September 2015 to March 2020)
Michael A. Huwar	59	President, Peoples Natural Gas (August 2020 to present); President Columbia Gas of Pennsylvania & Columbia Gas of Maryland (February 2017 to August 2020)
Christopher P. Luning	55

Executive Vice President and General Counsel (August 2022 to present); Executive Vice President, General Counsel, and Secretary (February 2019 to July 2022; Senior Vice President, General Counsel, and Secretary (April 2012 to February 2019); Vice President Corporate Development and Corporate Counsel (June 2008 to April 2012); Vice President and Deputy General Counsel (May 2005 to June 2008); Assistant General Counsel (March 2003 to May 2005)

Matthew R. Rhodes	45	Executive Vice President, Strategy and Corporate Development (June 2018 to present); Managing Director - Goldman Sachs, Global Natural Resources (July 2007 to April 2018)
Robert A. Rubin	60

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

The information responsive to this item will be included in the definitive Proxy Statement relating to our 2023 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Stock - The information responsive to this item will be included in the definitive Proxy Statement relating to our 2023 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated by reference herein.

Securities Authorized for Issuance under Equity Compensation Plans - The following table provides information for our equity compensation plans as of December 31, 2022:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,556,830 (1)	$36.29 (2)	1,754,295
Equity compensation plans not approved by security holders	-	-	-
Total	1,556,830	$36.29	1,754,295

(1)Consists of 820,061 shares issuable upon exercise of outstanding options, 556,463 shares issuable upon conversion of outstanding performance share units, and 180,306 shares issuable upon conversion of outstanding restricted share units.

(2)Calculated based upon outstanding options of 820,061 shares to acquire our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information responsive to this item will be included in the definitive Proxy Statement relating to our 2023 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information responsive to this item will be included in the definitive Proxy Statement relating to our 2023 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated by reference herein.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
2.1	Purchase Agreement, dated October 22, 2018 by and between LDC Parent LLC, a Delaware limited liability company (“Seller”) and the Registrant, a Pennsylvania corporation	8-K	001-06659	2.1	October 23, 2018
3.1	Utilities, Inc. Amended and Restated Articles of Incorporation Essential as of May 12, 2020	8-K	001-06659	3.1	May 18, 2020
3.2	Amended and Restated Bylaws of Essential Utilities, Inc. dated February 16, 2022	8-K	001-06659	3.1	February 18, 2022
4.1	Description of Securities of Essential Utilities, Inc.	10-K	001-06659	4.1	March 1, 2021
4.2	Indenture of Mortgage dated as of January 1, 1941 between Aqua Pennsylvania, Inc. (f/k/a Philadelphia Suburban Water Company) and The Bank of New York Mellon Trust Company, as successor trustee to First Pennsylvania Bank, N.A. (f/k/a The Pennsylvania Company for Insurance on Lives and Granting Annuities)	10-K	001-06659	4.1.1	February 26, 2016
4.2.1	Twenty-sixth Supplemental Indenture dated as of November 1, 1991	10-K	001-06659	4.1.3	February 26, 2016
4.2.2	Twenty-ninth Supplemental Indenture dated as of March 30, 1995	10-Q	001-06659	4.17	May 10, 1995
4.2.3	Thirty-third Supplemental Indenture, dated as of November 15, 1999	10-K	001-06659	4.27	March 29, 2000
4.2.4	Thirty-fifth Supplemental Indenture, dated as of January 1, 2002	10-K	001-06659	4.22	March 20, 2002
4.2.5	Forty-seventh Supplemental Indenture, dated as of October 15, 2012	10-K	001-06659	4.24	February 28, 2013
4.2.6	Forty-eighth Supplemental Indenture, dated as of October 1, 2013	10-K	001-06659	4.1.17	March 3, 2014
4.2.7	Form of Supplemental Indenture during and after 2014	10-K	001-06659	4.1.15	February 26, 2016
4.2.7.1	Schedule of Outstanding Supplemental Indentures during and after 2014	^	^	^	^
4.3	Bond Purchase Agreement, dated November 8, 2012, by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association, John Hancock Life Insurance Company, John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, Minnesota Life Insurance Company, United Health Care Insurance Company, American Republic Insurance Company, Western Fraternal Life Association	10-K	001-06659	10.54	February 28, 2013

4.4	Bond Purchase Agreement, dated October 24, 2013, by and among Aqua Pennsylvania, Inc., John Hancock Life Insurance Company (U.S.A), John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Thrivent Financial for Lutherans, United Insurance Company of America, Equitable Life & Casualty Insurance Company, Catholic United Financial, and Great Western Insurance Company	10-K	001-06659	10.45	March 3, 2014
4.5	Bond Purchase Agreement, dated December 29, 2014, by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), Phoenix Life Insurance Company, PHL Variable Insurance Company, United of Omaha Life Insurance Company, Mutual of Omaha Insurance Company, and Companion Life Insurance Company	10-K	001-06659	10.58	February 27, 2015
4.6	Bond Purchase Agreement, dated December 3, 2015 by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), The Lincoln National Life Insurance Company, Teachers Insurance And Annuity Association Of America, CMFG Life Insurance Company, Genworth Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, United Of Omaha Life Insurance Company, The State Life Insurance Company, Pioneer Mutual Life Insurance Company, MONY Life Insurance Company	10-K	001-06659	4.12	February 26, 2016
4.7	Note Purchase Agreement, dated November 3, 2016, by and among the Registrant and the note purchasers thereto	10-K	001-06659	4.13	February 24, 2017
4.8	Bond Purchase Agreement, dated December 15, 2016 by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association of America, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, John Hancock Life Insurance Company, American Equity Investment Life Insurance Company, Genworth Life and Annuity Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, American United Life Insurance Company, The State Life Insurance Company, and Pioneer Mutual Life Insurance Company	10-K	001-06659	4.14	February 24, 2017
4.9	Bond Purchase Agreement, dated July 10, 2017 by and among Aqua Illinois, Inc., Teachers Insurance and Annuity Association of America	10-Q	001-06659	4.1	November 2, 2017
4.10	Bond Purchase Agreement, dated July 20, 2017 by and among Aqua Pennsylvania, Inc., New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3), New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3-2)	10-Q	001-06659	4.2	November 2, 2017

4.11	Bond Purchase Agreement, dated June 29, 2018, by and among Aqua Pennsylvania, Inc., CMFG Life Insurance Company, Manufactures Life Reinsurance Limited, The Lincoln National Life Insurance Company, New York Life Insurance Company, The State Life Insurance Company, and Phoenix Life Insurance Company	10-Q	001-06659	4.1	August 3, 2018
4.12	Bond Purchase Agreement, dated November 15, 2018, by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Associated of America, American United Life Insurance Company, Pioneer Mutual Life Insurance Company, The State Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, and United of Omaha Life Insurance Company	10-K	001-06659	4.15	February 26, 2019
4.13	Purchase Contract Agreement, dated April 23, 2019, between the Registrant. and U.S. Bank N.A, as purchase contract agent, as attorney-in-fact for the Holders from time to time as provided therein and as trustee under the indenture referred to therein	8-K	001-06659	4.1	April 23, 2019
4.13.1	Form of Unit (included in Exhibit 4.13 above)	8-K	001-06659	4.1	April 23, 2019
4.13.2	Form of Purchase Contract (included with Exhibit 4.13 above)	8-K	001-06659	4.1	April 23, 2019
4.14	Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.4	April 23, 2019
4.14.1	First Supplemental Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.5	April 23, 2019
4.14.2	Second Supplemental Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.6	April 23, 2019
4.14.3	Form of Amortizing Note (included with Exhibit 4.14.2 above)	8-K	001-06659	4.7	April 23, 2019
4.14.4	Third Supplemental Indenture, dated as of April 26, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.3	April 26, 2019
4.14.5	Form of Global Note for the 2029 Notes (included in Exhibit 4.14.4 above)	8-K	001-06659	4.4	April 26, 2019
4.14.6	Form of Global Note for the 2049 Notes (included in Exhibit 4.14.4 above)	8-K	001-06659	4.5	April 26, 2019
4.14.7	Fourth Supplemental Indenture, dated April 13, 2020, by and between Essential Utilities, Inc. and U.S. Bank N.A.	8-K	001-06659	4.3	April 15, 2020
4.14.8	Fifth Supplemental Indenture, dated April 19, 2021, between Essential Utilities, Inc. and U.S. Bank N.A., as trustee	8-K	001-06659	4.3	April 19, 2021
4.14.9	Sixth Supplemental Indenture, dated May 20, 2022, between Essential Utilities, Inc. and U.S. Bank Trust Company N.A, as trustee	8-K	001-06659	4.3	May 20, 2022

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

		10-K	001-06659	4.18	March 1, 2021
4.19	Bond Purchase Agreement, dated April 15, 2021, by and among Aqua Ohio, Inc., Teachers Insurance and Annuity Association of America, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, and State Farm Insurance Companies Employee Retirement Trust	10-K	001-06659	4.19	March 1, 2022
4.20	Bond Purchase Agreement, dated September 19, 2022, by and among Aqua Pennsylvania, Inc. and the Purchasers	10-Q	001-06659	4.1	November 9, 2022
4.21

Bond Purchase Agreement, dated December 15, 2022, by and among Aqua Pennsylvania, Inc. and State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, State Farm Insurance Companies Employee Retirement Trust

		^	^	^	^

10.1

Credit Agreement, dated December 14, 2022, between Essential Utilities, Inc., PNC Bank, National Association, CoBank, ACB, Bank of America, N.A., Royal Bank of Canada, The Huntington National Bank, Barclays Bank PLC, Citizens Bank, N.A., The Toronto-Dominion Bank, and Wells Fargo Bank, N.A

		^	^	^	^
10.2	Amended and Restated Revolving Credit Agreement, dated as of November 17, 2016 between Aqua Pennsylvania and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank	10-K	001-06659	10.2.4	February 24, 2017
10.2.1	First Amendment to Revolving Credit Agreement, dated as of November 16, 2017, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank of Pennsylvania, TD Bank, N.A., and Huntington National Bank	10-K	001-06659	10.1.5	February 28, 2018
10.2.2	Second Amendment to Revolving Credit Agreement, dated as of November 9, 2018, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank of Pennsylvania, TD Bank, N.A., and Huntington National Bank	10-K	001-06659	10.2.2	February 26, 2019
10.2.3	Third Amendment to Credit Agreement, dated as of November 8, 2019, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank of Pennsylvania, TD Bank, N.A., and Huntington National Bank	10-Q	001-06659	10.1	May 8, 2020
10.2.4	Fourth Amendment to Credit Agreement, dated as of November 6, 2020, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A., TD Bank, N.A., and Huntington National Bank	10-K	001-06659	10.2.4	March 1, 2022
10.2.5	Fifth Amendment to Credit Agreement, dated as of November 5, 2021, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A., TD Bank, N.A., and Huntington National Bank	10-K	001-06659	10.2.5	March 1, 2022
10.3	The Registrant’s Deferred Compensation Plan Master Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996*	10-K	001-06659	10.24	March 25, 1997
10.3.1	Amendment 2008-1 to the Registrant’s Deferred Compensation Plan Master Trust Agreement, dated as of December 15, 2008*	10-K	001-06659	10.50	February 27, 2009
10.4	The Registrant’s 2009 Executive Deferral Plan (as amended and restated effective January 1, 2009)*	S-8	333-156047	4.1	December 10, 2008
10.5	The Registrant’s Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2011)*	10-K	001-06659	10.58	February 27, 2012
10.6	The Registrant’s Dividend Reinvestment and Direct Stock Purchase Plan	S-3ASR	333-240088	N/A	July 24, 2020
10.7.1	Performance-Based Share Unit Grant Terms and Conditions*	^	^	^	^
10.7.2	Restricted Stock Unit Grant Terms and Conditions for Chief Executive Officer*	10-Q	001-06659	10.2	May 4, 2017
10.7.3	Restricted Stock Unit Grant Terms and Conditions for all other executive officers*	^	^	^	^
10.7.4	Stock Option Grant Terms and Conditions*	^	^	^	^
10.8	The Registrant’s 2012 Employee Stock Purchase Plan*	10-K	001-06659	10.10	February 26, 2016
10.9	The Registrant’s Annual Cash Incentive Compensation Plan (adopted February 26, 2013)*	10-K	001-06659	10.56	February 28, 2013

10.10	Form of Change in Control Agreement between the Company and executive officers*	^	^	^	^
10.10.1	Schedule of Change in Control Agreement between the Company and executive officers*	^	^	^	^
10.11	Non-Employee Directors' Compensation, effective January 1, 2023*	8-K	001-06659	10.1	December 9, 2022
10.12	Employment Agreement dated July 1, 2021, between the Registrant and Christopher Franklin*	8-K	001-06659	10.1	June 25, 2021
10.13		8-K	001-00659	1.1	October 17, 2022
10.14	The Registrant Amended and Restated Omnibus Equity Compensation Plan	^	^	^	^
10.15	Essential Utilities, Inc. Stock Award Grant Instrument dated as of March 16, 2020*	10-Q	001-06659	10.4	May 8, 2020
10.16	Incremental Facility Amendment Agreement, dated March 13, 2020, by and among Essential Utilities, Inc., Incremental Lender, and the PNC Bank, National Association	8-K	001-06659	10.1	March 16, 2020
10.17	Credit Agreement, dated March 13, 2020, by and among Essential Utilities, Inc., Lenders, and the PNC Bank, National Association	8-K	001-06659	10.2	March 16, 2020
10.18	Credit Agreement, dated April 3, 2020, by and among Essential Utilities, Inc., Lenders, and the PNC Bank, National Association	8-K	001-06659	10.1	April 3, 2020
10.19	Note Purchase Agreement, dated February 26, 2010, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1	April 13, 2020
10.19.1	First Amendment to Note Purchase Agreement, dated August 10, 2011, by and between PNG Companies, LLC and the noteholders	8-K/A	001-06659	10.1.1	April 13, 2020
10.19.2	Second Amendment to Note Purchase Agreement, dated August 22, 2013, by and between PNG Companies, LLC and the noteholders	8-K/A	001-06659	10.1.2	April 13, 2020
10.19.3	Third Amendment to Note Purchase Agreement, dated November 9, 2017, by and between PNG Companies, LLC and the noteholders	8-K/A	001-06659	10.1.3	April 13, 2020
10.19.4	First Supplement to Note Purchase Agreement, dated December 12, 2013, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.4	April 13, 2020
10.19.5	Second Supplement to Note Purchase Agreement, dated July 14, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.5	April 13, 2020
10.19.6	Third Supplement to Note Purchase Agreement, dated September 20, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.6	April 13, 2020
10.19.7	Fourth Supplement to Note Purchase Agreement, dated November 9, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.7	April 13, 2020
10.19.8	Fifth Supplement to Note Purchase Agreement, dated December 20, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.8	April 13, 2020

10.19.9	Sixth Amendment to Credit Agreement, dated June 30, 2022, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A., TD Bank, N.A., and The Huntington National Bank	10-Q	002-06659	10.2	August 9, 2022
10.19.10	Credit Agreement, dated November 25, 2020, by and between PNG Companies, LLC and PNC Bank, National Association and TD Bank, N.A.	10-K	001-06659	10.21.9	March 1, 2022
10.19.11	First Amendment to Credit Agreement, dated November 5, 2021, by and between PNG Companies, LLC and PNC Bank, National Association and TD Bank, N.A.	10-K	001-06659	10.21.10	March 1, 2022
10.19.12	Second Amendment to Credit Agreement, dated June 30, 2022, by and between PNG Companies, LLC and PNC Bank National Association, TD Bank, N.A. and Citizens Bank N.A.	10-Q	001-06659	10.1	August 9, 2022
21.1	Subsidiaries of Essential Utilities, Inc.	^	^	^	^
23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP	^	^	^	^
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
101.INS	Inline XBRL Instance Document	^	^	^	^
101.SCH	Inline XBRL Taxonomy Extension Schema Document	^	^	^	^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	^	^	^	^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	^	^	^	^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	^	^	^	^
101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document	^	^	^	^
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (included in Exhibit 101)	^	^	^	^

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

ESSENTIAL UTILITIES, INC.

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and Chief Executive Officer

Date: March 1, 2023

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant on March 1, 2023 in the capacities indicated below.

Signature	Title

/s/ Christopher H. Franklin
Christopher H. Franklin	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Daniel J. Schuller
Daniel J. Schuller	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert A. Rubin
Robert A. Rubin	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Elizabeth B. Amato
Elizabeth B. Amato	Director

/s/ David Ciesinski
David Ciesinski	Director

/s/ Daniel J. Hilferty
Daniel J. Hilferty	Director

/s/ Edwina Kelly
Edwina Kelly	Director

/s/ W. Bryan Lewis
W. Bryan Lewis	Director

/s/ Ellen T. Ruff
Ellen T. Ruff	Director

/s/ Lee C. Stewart
Lee C. Stewart	Director

/s/ Christopher C. Womack
Christopher C. Womack	Director

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Balance Sheets

(In thousands of dollars)

	December 31,
	2022	2021
Assets
Current assets:
Accounts receivable, net	$575	$122
Accounts receivable - affiliates	1,601,064	117,504
Prepayments and other current assets	14,256	12,754
Total current assets	1,615,895	130,380

Deferred charges and other assets, net	69,455	52,512
Notes receivable - affiliates	2,276,670	2,015,570
Deferred income tax asset	42,206	1,310
Investment in subsidiaries	6,512,224	6,005,927
Total assets	$10,516,450	$8,205,699
Liabilities and Equity
Stockholders' equity	$5,377,386	$5,184,450

Long-term debt, excluding current portion, net of debt issuance costs	3,503,636	2,819,590

Current liabilities:
Current portion of long-term debt	-	20,470
Accrued interest	20,923	15,550
Accounts payable - affiliates	1,418,574	58,962
Dividends payable	75,808	-
Other accrued liabilities	21,234	16,109
Total current liabilities	1,536,539	111,091

Other liabilities	98,889	90,568
Total liabilities and equity	$10,516,450	$8,205,699

The accompanying condensed notes are an integral part of these condensed financial statements.

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

	Years ended December 31,
	2022	2021	2020
Other income	$5,368	$8,388	$4,973
Operating expense and other expenses	10,724	5,821	29,483
Operating income (loss)	(5,356)	2,567	(24,510)
Interest expense	35,817	21,729	53,702
Interest income	(107)	(9)	(5,256)
Other (income) expense	893	(609)	(494)
Loss before equity in earnings of subsidiaries and income taxes	(41,959)	(18,544)	(72,462)
Equity in earnings of subsidiaries	495,556	445,951	341,653
Income before income taxes	453,597	427,407	269,191
Income tax benefit	(11,640)	(4,205)	(15,658)
Net income	$465,237	$431,612	$284,849

Comprehensive income	$465,237	$431,612	$284,849

Net income per common share:
Basic	$1.77	$1.68	$1.14
Diluted	$1.77	$1.67	$1.12

Average common shares outstanding during the period:
Basic	262,246	257,487	249,768
Diluted	262,868	258,180	254,629

The accompanying condensed notes are an integral part of these condensed financial statements.

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Cash Flows

(In thousands of dollars)

	Years ended December 31,
	2022	2021	2020
Net cash flows used in operating activities	$(169,778)	$(239,320)	$(315,329)
Cash flows from investing activities:
Acquisitions of utility systems and other, net	(116,627)	(36,237)	(34,665)
Acquisition of natural gas system and other, net	-	-	(3,465,344)
Decrease (increase) in investment in subsidiaries	(162,662)	(53,467)	6,085
Other	299	(987)	341
Net cash flows used in investing activities	(278,990)	(90,691)	(3,493,583)
Cash flows from financing activities:
Net proceeds (repayments) of short-term debt	-	-	(881)
Proceeds from long-term debt	1,522,157	995,458	3,042,274
Repayments of long-term debt	(865,469)	(725,033)	(1,607,854)
Proceeds from issuance of common stock from private placement	-	-	729,301
Proceeds from issuance of common stock from at-the market sale agreement	63,040	-	-
Proceeds from issuance of common stock under dividend reinvestment plan	16,619	16,799	16,522
Proceeds from exercised stock options	2,475	4,172	1,589
Proceeds from issuance of common stock from forward equity sale agreement	-	299,739	-
Repurchase of common stock	(1,192)	(3,291)	(4,365)
Dividends paid on common stock	(288,632)	(258,650)	(232,571)
Other	(230)	817	(96)
Net cash flows from financing activities	448,768	330,011	1,943,919
Net change in cash and cash equivalents	-	-	(1,864,993)
Cash and cash equivalents at beginning of year	-	-	1,864,993
Cash and cash equivalents at end of year	$-	$-	$-

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

As of December 31, 2022 and 2021, the Parent had a current accounts receivable – affiliates balance of $1,601,064 and $117,504, respectively. As of December 31, 2022 and 2021, the Parent had a notes receivable – affiliates balance of $2,276,670 and $2,015,570, respectively. The changes in these balances represent non-cash adjustments that are recorded through the Parent’s investment in subsidiaries.

In the ordinary course of business, the Parent indemnifies a third-party for surety bonds issued on behalf of subsidiary companies, guarantees the performance of one of its regulated utilities in a jurisdiction that requires such guarantees, and guarantees several projects associated with the treatment of water in a jurisdiction.

Note 2 – Dividends from subsidiaries – Dividends in the amount of $0, $0, and $1,050,000 were paid to the Parent by its wholly-owned subsidiaries during the years ended December 31, 2022, 2021, and 2020, respectively.

Note 3 – Long-term debt – The Parent has long-term debt under unsecured note purchase agreements with investors in addition to its $1,000,000 revolving credit agreement. Excluding amounts due under the revolving credit agreement, the debt maturities of the Parent’s long-term debt are as follows:

Year	Debt Maturity
2023	$-
2024	-
2025	-
2026	-
2027	-
Thereafter	3,025,000