Form 10-Q
period 2023-03-31
Essential Utilities, Inc.
filed 2023-05-09
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 2023: 264,379,508

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Assets	2023	2022
Property, plant and equipment, at cost	$13,961,209	$13,737,387
Less: accumulated depreciation	2,666,629	2,606,441
Net property, plant and equipment	11,294,580	11,130,946

Current assets:
Cash and cash equivalents	20,149	11,398
Accounts receivable, net	213,606	206,324
Unbilled revenues	117,610	170,504
Inventory - materials and supplies	48,401	46,592
Inventory - gas stored	47,506	153,143
Current assets held for sale	9,484	11,167
Prepayments and other current assets	37,301	39,759
Regulatory assets	15,715	19,272
Total current assets	509,772	658,159

Regulatory assets	1,429,165	1,342,753
Deferred charges and other assets, net	164,608	166,653
Funds restricted for construction activity	1,350	1,342
Goodwill	2,340,755	2,340,792
Non-current assets held for sale	32,959	32,124
Operating lease right-of-use assets	40,665	41,734
Intangible assets	4,412	4,604
Total assets	$15,818,266	$15,719,107

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

ShareBasedCompensationArrangementByShareBasedPaymentAwardEquityInstrumentsOtherThanOptionsVestedInPeriod

	March 31,	December 31,
Liabilities and Equity	2023	2022
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 267,695,463 and 266,973,321 as of March 31, 2023 and December 31, 2022	$133,848	$133,486
Capital in excess of par value	3,819,804	3,793,262
Retained earnings	1,649,621	1,534,331
Treasury stock, at cost, 3,318,252 and 3,236,237 shares as of March 31, 2023 and December 31, 2022	(87,331)	(83,693)
Total stockholders' equity	5,515,942	5,377,386

Long-term debt, excluding current portion	6,530,810	6,418,039
Less: debt issuance costs	46,294	46,982
Long-term debt, excluding current portion, net of debt issuance costs	6,484,516	6,371,057
Commitments and contingencies (See Note 14)

Current liabilities:
Current portion of long-term debt	198,683	199,356
Loans payable	22,500	228,500
Accounts payable	155,722	238,843
Book overdraft	20,070	28,694
Accrued interest	81,089	47,063
Accrued taxes	29,992	34,393
Liabilities related to assets held for sale	2,355	3,263
Regulatory liabilities	102,802	35,276
Dividends payable	75,876	75,808
Other accrued liabilities	114,197	130,673
Total current liabilities	803,286	1,021,869

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,413,661	1,345,766
Customers' advances for construction	118,269	114,732
Regulatory liabilities	765,949	778,754
Asset retirement obligations	846	843
Operating lease liabilities	38,629	37,666
Non-current liabilities related to assets held for sale	948	974
Pension and other postretirement benefit liabilities	31,427	31,244
Other	27,287	28,562
Total deferred credits and other liabilities	2,397,016	2,338,541

Contributions in aid of construction	617,506	610,254
Total liabilities and equity	$15,818,266	$15,719,107

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Operating revenues	$726,450	$699,275

Operating expenses:
Operations and maintenance	137,994	142,581
Purchased gas	256,315	227,712
Depreciation	82,923	77,878
Amortization	871	468
Taxes other than income taxes	22,878	23,007
Total operating expenses	500,981	471,646

Operating income	225,469	227,629

Other expense (income):
Interest expense	72,668	53,636
Interest income	(819)	(609)
Allowance for funds used during construction	(5,688)	(5,839)
Gain on sale of other assets	(249)	-
Other	(240)	(1,702)
Income before income taxes	159,797	182,143
Income tax benefit	(31,637)	(17,233)
Net income	$191,434	$199,376

Comprehensive income	$191,434	$199,376

Net income per common share:
Basic	$0.72	$0.76
Diluted	$0.72	$0.76

Average common shares outstanding during the period:
Basic	264,192	261,952
Diluted	264,751	262,431

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		March 31,	December 31,
		2023	2022
Stockholders' equity:
Common stock, $0.50 par value		$133,848	$133,486
Capital in excess of par value		3,819,804	3,793,262
Retained earnings		1,649,621	1,534,331
Treasury stock, at cost		(87,331)	(83,693)
Total stockholders' equity		5,515,942	5,377,386

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	1,839	1,875
1.00% to 1.99%	2023 to 2039	8,120	8,369
2.00% to 2.99%	2023 to 2058	209,434	209,755
3.00% to 3.99%	2023 to 2056	1,349,200	1,351,432
4.00% to 4.99%	2023 to 2059	1,401,796	1,403,313
5.00% to 5.99%	2023 to 2052	89,114	14,357
6.00% to 6.99%	2026 to 2036	31,000	31,000
7.00% to 7.99%	2025 to 2027	28,314	28,378
8.00% to 8.99%	2025	1,876	2,116
9.00% to 9.99%	2026	11,800	11,800
		3,132,493	3,062,395

Notes payable to bank under revolving credit agreement, variable rate, due 2027		542,000	490,000
Unsecured notes payable:
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59% due 2029 through 2050		1,125,000	1,125,000
Notes at 4.28%, due 2049		500,000	500,000
Notes at 5.30%, due 2052		500,000	500,000
Notes at 5.95%, due 2023 through 2034		30,000	40,000
Total long-term debt		6,729,493	6,617,395

Current portion of long-term debt		198,683	199,356
Long-term debt, excluding current portion		6,530,810	6,418,039
Less: debt issuance costs		46,294	46,982
Long-term debt, excluding current portion, net of debt issuance costs		6,484,516	6,371,057

Total capitalization		$12,000,458	$11,748,443

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2022	$133,486	$3,793,262	$1,534,331	$(83,693)	$5,377,386
Net income	-	-	191,434	-	191,434
Dividends of March 1, 2023 ($0.287 per share)	-	-	(1)	-	(1)
Dividends of June 1, 2023 declared ($0.287 per share)	-	-	(75,876)	-	(75,876)
Issuance of common stock under dividend reinvestment plan (97,315 shares)	49	4,068	-	-	4,117
Issuance of common stock from at-the-market sale agreements (399,128 shares)	200	19,094	-	-	19,294
Repurchase of stock (88,051 shares)	-	-	-	(3,911)	(3,911)
Equity compensation plan (222,782 shares)	111	(111)	-	-	-
Exercise of stock options (2,917 shares)	2	101	-	-	103
Stock-based compensation	-	3,410	(267)	-	3,143
Other	-	(20)	-	273	253
Balance at March 31, 2023	$133,848	$3,819,804	$1,649,621	$(87,331)	$5,515,942

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2021	$128,050	$3,705,814	$1,434,201	$(83,615)	$5,184,450
Net income	-	-	199,376	-	199,376
Dividends of March 1, 2022 ($0.2682 per share)	-	-	(67,821)	-	(67,821)
Dividends of June 1, 2022 declared ($0.2682 per share)	-	-	(67,863)	-	(67,863)
Issuance of common stock under dividend reinvestment plan (93,833 shares)	47	4,070	-	-	4,117
Repurchase of stock (21,290 shares)	-	-	-	(1,012)	(1,012)
Equity compensation plan (57,052 shares)	29	(29)	-	-	-
Exercise of stock options (28,516 shares)	14	998	-	-	1,012
Stock-based compensation	-	2,716	(136)	-	2,580
Other	-	(9)	-	270	261
Balance at March 31, 2022	$128,140	$3,713,560	$1,497,757	$(84,357)	$5,255,100

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$191,434	$199,376
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	83,794	78,346
Deferred income taxes	(33,257)	(19,774)
Provision for doubtful accounts	4,532	5,991
Stock-based compensation	3,422	2,732
Gain on sale of utility systems and other assets	(249)	(19)
Net change in receivables, deferred purchased gas costs, inventory and prepayments	219,624	49,050
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(58,361)	(5,354)
Other	(9,311)	256
Net cash flows from operating activities	401,628	310,604
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $1,428 and $1,449	(243,730)	(183,322)
Acquisitions of utility systems, net	(136)	(50,009)
Net proceeds from the sale of utility systems and other assets	337	19
Other	321	80
Net cash flows used in investing activities	(243,208)	(233,232)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	7,010	2,962
Repayments of customers' advances	(984)	(159)
Net proceeds (repayments) of short-term debt	(206,000)	14,744
Proceeds from long-term debt	229,770	165,000
Repayments of long-term debt	(114,889)	(67,023)
Change in cash overdraft position	(8,624)	(81,722)
Proceeds from issuance of common stock under dividend reinvestment plan	4,117	4,117
Proceeds from issuance of common stock from at-the-market sale agreement	19,294	-
Proceeds from exercised stock options	103	1,012
Repurchase of common stock	(3,911)	(1,012)
Dividends paid on common stock	(75,808)	(67,821)
Other	253	261
Net cash flows used in financing activities	(149,669)	(29,641)
Net change in cash and cash equivalents	8,751	47,731
Cash and cash equivalents at beginning of period	11,398	10,567
Cash and cash equivalents at end of period	$20,149	$58,298

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$86,136	$74,451
Non-cash utility property contributions	13,126	1,829

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at March 31, 2023, and the unaudited consolidated statements of operations and comprehensive income, cash flows, and equity for the three months ended March 31, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of only recurring accruals, which are necessary to present a fair statement of its consolidated balance sheets, consolidated statements of equity, consolidated statements of operations and comprehensive income, and consolidated cash flow for the periods presented, have been made.

The preparation of financial statements often requires the selection of specific accounting methods and policies. Significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in its consolidated balance sheets, the revenues and expenses in its consolidated statements of operations and comprehensive income, and the information that is contained in its summary of significant accounting policies and notes to consolidated financial statements. Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time. Furthermore, we are exposed to the uncertain state of the economy and macroeconomic conditions, including inflation and rising interest rates. As these continue to evolve, future events and effects related to these conditions cannot be determined with precision. Accordingly, actual amounts or future results can differ materially from those estimates that the Company includes currently in its consolidated financial statements, summary of significant accounting policies, and notes.

There have been no changes to the summary of significant accounting policies previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	March 31, 2023				March 31, 2022
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$147,252	$33,490	$292,230	$-	$131,288	$26,495	$285,106	$-
Commercial	40,954	8,591	65,157	-	35,120	6,065	57,040	-
Fire protection	10,259	-	-	-	9,193	-	-	-
Industrial	7,857	578	1,789	-	7,181	344	1,842	-
Gas transportation & storage	-	-	67,653	-	-	-	79,174	-
Other water	8,844	-	-	-	17,351	-	-	-
Other wastewater	-	2,734	-	-	-	2,498	-	-
Other utility	-	-	13,077	6,159	-	-	23,226	2,915
Revenues from contracts with customers	215,166	45,393	439,906	6,159	200,133	35,402	446,388	2,915
Alternative revenue program	402	180	1,389	-	615	(27)	(176)	-
Other and eliminations	-	-	-	17,855	-	-	-	14,025
Consolidated	$215,568	$45,573	$441,295	$24,014	$200,748	$35,375	$446,212	$16,940

Note 3 – Acquisitions

Water and Wastewater Utility Acquisitions - Completed

In March 2023, the Company acquired the North Heidelberg Sewer Company in Berks County, Pennsylvania, which serves 273 customer connections for a cash purchase price of $136.

In November 2022, the Company acquired certain water utility assets of Oak Brook, Illinois, which serve 2,037 customers for a cash purchase price of $12,500.

In August 2022, the Company acquired the municipal wastewater assets of East Whiteland Township, Chester County, Pennsylvania, which serves 4,018 customers, for a cash purchase price of $54,374.

In March 2022, the Company acquired the wastewater system of Lower Makefield Township, which serves 11,323 customer connections in Lower Makefield, Falls and Middletown townships, and Yardley Borough, Bucks County, Pennsylvania, for a cash purchase price of $53,000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Water and Wastewater Utility Acquisitions – Pending Completion

In April 2023, the Company entered into a purchase agreement to acquire Greenville Sanitation Authority’s wastewater utility assets, which serves approximately 2,300 customers in Greenville, Pennsylvania for $18,000.

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

In January 2021, the Company entered into a purchase agreement to acquire the wastewater utility system assets of Willistown Township, Pennsylvania, which consist of approximately 2,300 customers, for $17,500. On April 14, 2023, the Willistown Township supervisors exercised their right to terminate the agreement.

The purchase price for these pending acquisitions are subject to certain adjustments at closing, and are subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of these acquisitions by utilizing our revolving credit facility until permanent debt and common equity are secured. These pending acquisitions are expected to close in 2023 and in 2024. Closing for our utility acquisitions are subject to the timing of the respective regulatory approval processes.

DELCORA Purchase Agreement

In September 2019, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consists of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. In May 2020, Delaware County, Pennsylvania filed a lawsuit alleging that DELCORA does not have the legal authority to establish and fund a customer trust with the net proceeds of the transaction. In December 2020, the judge in the Delaware County Court lawsuit issued an order that (1) the County cannot interfere with the purchase agreement between DELCORA and the Company; (2) the County cannot terminate DELCORA prior to the closing

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

of the transaction; and (3) the establishment of the customer trust was valid. Delaware County appealed this decision to Commonwealth Court of Pennsylvania. On March 3, 2022, the Commonwealth Court issued a decision finding that Delaware County can dissolve the Authority if it so chooses, but the purchase agreement must be upheld regardless of who is operating the system. The case was remanded back to the trial court for the entry of an order consistent with the Commonwealth Court’s opinion. This order was issued on September 8, 2022 (“Remand Order”). Since then, the County has challenged the Remand Order through two separate actions:

•First, Delaware County filed an Application for Determination of Finality (“Application”) on October 13, 2022. The Company filed its opposition to the Application on October 27, 2022, and on November 2, 2022, the Delaware County Court of Common Pleas denied Delaware County’s Application for Determination of Finality indicating that its previous order already constituted a final order that addressed the claims of all parties. On December 2, 2022, following the denial of its Application, Delaware County filed a Petition for Permission to Appeal (“Petition”) the Remand Order in the Commonwealth Court of Pennsylvania. On December 16, 2022, the Company filed an Answer in opposition to the Petition. The Commonwealth Court issued an Order denying the County’s Petition on February 2, 2023. The County filed an Application for Reconsideration of the Commonwealth Court’s February 2 Order, which the Commonwealth Court granted on April 4, 2023.

•Second, on November 2, 2022, Delaware County filed a Notice of Appeal (“Notice of Appeal”) from the Remand Order. On December 2, 2022, the Delaware County of Common Pleas issued an Opinion concluding that the County Court did not err in issuing the Remand Order. On January 13, 2023, Delaware County filed an Application in Commonwealth Court seeking confirmation of briefing deadlines with respect to the Notice of Appeal. In response, by Order dated January 24, 2023, the Commonwealth Court stated that “the record received from the Court of Common Pleas of Delaware County is currently under review for finality. A briefing schedule will be issued upon completion of this review.” The Company filed an Application to quash the County’s Appeal on February 7, 2023. On April 4, 2023, the Commonwealth Court granted the Company’s Application and quashed the appeal.

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

Meanwhile, the administrative law judges (“ALJ”) in the regulatory approval process recommended that the Company’s application to acquire DELCORA be denied, and subsequently, the Company provided exceptions to the recommended decision. On March 30, 2021, the Pennsylvania Public Utility Commission (“PUC”) ruled that the case be remanded back to the Office of Administrative Law Judge and vacated the original administrative law judges’ recommended decision (“2021 Order”). This 2021 Order was also appealed to the Commonwealth Court by Delaware County on April 29, 2021. A decision was issued by the Commonwealth Court on September 12, 2022, which dismissed the appeal of the County.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

After the PUC issued the 2021 Order, on April 16, 2021, the ALJ issued an order staying the proceeding until the Delaware County Court lawsuit is final and unappealable. On March 25, 2022, the Company sent a letter notifying the PUC of the March 3, 2022 Commonwealth Court decision (that originated in Delaware County Court of Common Pleas) and requested that the PUC move forward with processing the application. On July 14, 2022, the Commission moved to lift the stay imposed by the ALJ, and required the ALJ to establish a schedule on remand for the proceeding. The published procedural schedule has the proceeding concluding in June 2023.

On January 26, 2023, several parties involved in the PUC case filed a joint motion for stay based on DELCORA’s filing of the January 25, 2023 Complaint for Declaratory Judgment and referenced the City of Chester’s bankruptcy filing in which the City of Chester has asserted reversionary contract interests regarding to DELCORA’s wastewater assets. On February 6, 2023, the ALJ stayed the PUC DELCORA application proceedings again

The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of this acquisition by the issuance of common stock and by utilizing our revolving credit facility until permanent debt is secured. Closing of our acquisition of DELCORA is subject to the timing of the regulatory approval process and on-going litigation.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 4 – Assets Held for Sale

In the fourth quarter of 2022, the Company decided to market for sale the assets of its regulated natural gas system in West Virginia that serves approximately 13,000 customers and is part of the Company’s Regulated Natural Gas segment. On December 31, 2022, the Company entered into a definitive agreement with Hope Gas, Inc. for the sale of its membership interests in its West Virginia assets for cash at closing of $37,000. The purchase price is subject to certain adjustments at closing and is subject to applicable regulatory approvals. Closing on the sale is expected in mid-2023, and completion of this transaction will conclude the Company’s operations in West Virginia. Based on an assessment of the sale price and the carrying value of the planned disposition, there is no anticipated impairment expected to be recognized because of this sale agreement. These assets and liabilities do not qualify as discontinued operations, are reported as held for sale in the Company’s consolidated balance sheet, and consist of the following:

	March 31, 2023	December 31, 2022

Inventory - gas stored	$2	$2,807
Other current assets	3,656	3,284
Regulatory assets	5,826	5,076
Current assets held for sale	$9,484	$11,167

Property, plant and equipment, net	30,807	30,267
Regulatory assets and other	2,152	1,857
Non-current assets held for sale	$32,959	$32,124

Current liabilities related to assets held for sale	$2,355	$3,263

Regulatory liabilities	648	649
Other long-term liabilities	300	325
Non-current liabilities related to assets held for sale	$948	$974

Note 5 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2022	$58,504	$2,277,447	$4,841	$2,340,792
Reclassification to utility plant acquisition adjustment	(37)	-	-	(37)
Balance at March 31, 2023	$58,467	$2,277,447	$4,841	$2,340,755

The reclassification of goodwill to utility plant acquisition adjustment results from a mechanism approved by the applicable utility commission. The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with some acquisitions upon achieving specific objectives.

Note 6 – Capitalization

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

At-the-Market Offering

On October 14, 2022, the Company entered into at-the market sales agreements (“ATM”) with third-party sales agents, under which the Company may offer and sell shares of its common stock, from time to time, at its option, having an aggregate gross offering price of up to $500,000 pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-255235). The Company intends to use the net proceeds from the sales of shares through the ATM for working capital, capital expenditures, water and wastewater utility acquisitions and repaying outstanding indebtedness. As of December 31, 2022, the Company issued 1,321,994 shares of common stock under the ATM for proceeds of $63,040, net of expenses. In January 2023, the Company issued 399,128 shares of common stock under the ATM for proceeds of $19,294, net of expenses.

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

Long-term Debt and Loans Payable

In January 2023 and October 2022, the Company’s subsidiary, Aqua Pennsylvania, issued $75,000 and $125,000 of first mortgage bonds, due in 2043 and 2052, and with interest rates of 5.60% and 4.50%, respectively. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

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

On December 14, 2022, the Company entered into a five year $1,000,000 unsecured revolving credit facility, which replaced the Company’s prior five year $1,000,000 unsecured revolving credit facility. The Company’s new unsecured revolving credit facility was used to repay all indebtedness and fees under our prior unsecured revolving credit facility, and for other general corporate purposes. The facility includes a $100,000 sublimit for daily demand loan. Funds borrowed under this facility are classified as long-term debt and are used to provide working capital as well as support for letters of credit for insurance policies and other financing arrangements. As of March 31, 2023, the Company has the following sublimits and available capacity under the credit facility: $100,000 letter of credit sublimit, $82,362 of letters of credit available capacity, $0 borrowed under the swing-line commitment, $100,000 was available for borrowing under the swing-line commitment, $440,362 available for borrowing and $542,000 of funds borrowed under the agreement.

Note 7 – Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the three months ended March 31, 2023 and 2022.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of March 31, 2023 and December 31, 2022, the carrying amount of the Company’s loans payable was $22,500 and $228,500, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents, is determined based on Level 1 methods and assumptions. As of March 31, 2023 and December 31, 2022, the carrying amounts of the Company's cash and cash equivalents was $20,149 and $11,398, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of March 31, 2023 and December 31, 2022, the carrying amount of these securities was $24,934 and $24,962, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Unrealized gain and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended
	March 31,
	2023	2022
Net gain (loss) recognized during the period on equity securities	$131	$(278)
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$131	$(278)

The net gain (loss) recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	March 31,	December 31,
	2023	2022
Carrying amount	$6,729,493	$6,617,395
Estimated fair value	5,684,609	5,528,131

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $118,269 as of March 31, 2023, and $114,732 as of December 31, 2022. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates. Portions of these non-interest-bearing instruments are payable annually through 2032, and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest-bearing feature.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 8 – Net Income per Common Share

Basic net income per common share is based on the weighted average number of common shares outstanding and the weighted average minimum number of shares issued upon settlement of the stock purchase contracts issued under the tangible equity units. Diluted net income per common share is based on the weighted average number of common shares outstanding and potentially dilutive shares. The dilutive effect of employee stock-based compensation is included in the computation of diluted net income per common share. The dilutive effect of stock-based compensation is calculated using the treasury stock method and expected proceeds upon exercise of the stock-based compensation. The treasury stock method assumes that the proceeds from stock-based compensation is used to purchase the Company’s common stock at the average market price during the period. The following table summarizes the shares, in thousands, used in computing basic and diluted net income per common share:

	Three Months Ended
	March 31,
	2023	2022
Average common shares outstanding during the period for basic computation	264,192	261,952
Effect of dilutive securities:
Employee stock-based compensation	559	479
Average common shares outstanding during the period for diluted computation	264,751	262,431

For the three months ended March 31, 2022, the average common shares outstanding during the period for basic computation includes the weighted-average impact of 9,029,461 shares, based on the minimum number of shares to be issued upon settlement of the stock purchase contracts issued in April 2019 under the tangible equity units. On May 2, 2022, all of the remaining stock purchase contracts under the tangible equity units were mandatorily settled.

The number of outstanding employee stock options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was 152,138 for the three months ended March 31, 2023. For the three months ended March 31, 2022, all of the Company’s outstanding employee stock options were included in the calculations of diluted net income per share as the calculated cost to exercise employee stock options was less than the average market price of the Company’s common stock during this period. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

Note 9 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the Plan. A maximum of 3,125,000 shares under the

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At March 31, 2023, 1,506,059 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

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

	Three Months Ended
	March 31,
	2023	2022
Stock-based compensation within operations and maintenance expenses	$2,443	$1,650
Income tax benefit	612	467

The following table summarizes the PSU transactions for the three months ended March 31, 2023:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	556,462	$42.77
Granted	161,981	45.06
Actual vested	(157,862)	53.83
Forfeited	(1,310)	42.79
Nonvested share units at end of period	559,271	43.81

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the three months ended March 31, 2023 and 2022 was $45.06 and $42.31, respectively. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months. The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended
	March 31,
	2023	2022
Stock-based compensation within operations and maintenance expenses	$681	$777
Income tax benefit	171	219

The following table summarizes the RSU transactions for the three months ended March 31, 2023:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	180,306	$45.94
Granted	73,696	45.61
Stock units vested and issued	(50,555)	49.44
Forfeited	(495)	43.29
Nonvested stock units at end of period	202,952	44.95

The per unit weighted-average fair value at the date of grant for RSUs granted during the three months ended March 31, 2023 and 2022 was $45.61 and $45.10, respectively.

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

	Three Months Ended
	March 31,
	2023	2022
Stock-based compensation within operations and maintenance expenses	$77	$100
Income tax benefit	19	28

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used in the application of this valuation model:

2023
Expected term (years)	5.5
Risk-free interest rate	4.03%
Expected volatility	27.80%
Dividend yield	2.53%
Grant date fair value per option	$11.37

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the three months ended March 31, 2023:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	820,061	$36.29
Granted	74,632	45.39
Exercised	(2,917)	35.21
Outstanding at end of period	891,776	$37.05	6.3	$6,130,820

Exercisable at end of period	766,704	$35.71	5.8	$6,130,820

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

	Three Months Ended
	March 31,
	2023	2022
Stock-based compensation within operations and maintenance expenses	$12	$12
Income tax benefit	3	4

The following table summarizes restricted stock transactions for the three months ended March 31, 2023:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock at beginning of period	1,170	$42.75
Granted	-	-
Vested	-	-
Nonvested restricted stock at end of period	1,170	$42.75

There were no restricted stock awards granted during the three months ended March 31, 2023.

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

	Three Months Ended
	March 31,
	2023	2022
Stock-based compensation within operations and maintenance expenses	$210	$192
Income tax benefit	59	56

The following table summarizes stock award transactions for the three months ended March 31, 2023:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	4,914	42.77
Vested	(4,914)	(42.77)
Nonvested stock awards at end of period	-	-

The weighted-average fair value at the date of grant for stock awards granted during the three months ended March 31, 2023 and 2022 was $42.77 and $51.66, respectively.

Note 10 – Pension Plans and Other Postretirement Benefits

The Company maintains a qualified defined benefit pension plan (the “Pension Plan”), a nonqualified pension plan, and other postretirement benefit plans for certain of its employees.

The following tables provide the components of net periodic benefit cost (credit) for the Company’s pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended
	March 31,
	2023	2022
Service cost	$401	$707
Interest cost	4,308	3,201
Expected return on plan assets	(5,672)	(5,895)
Amortization of prior service cost	171	134
Amortization of actuarial loss	809	435
Net periodic benefit cost (credit)	$17	$(1,418)

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2023	2022
Service cost	$337	$478
Interest cost	1,119	842
Expected return on plan assets	(1,093)	(1,125)
Amortization of actuarial loss	(329)	(334)
Net periodic benefit cost (credit)	$34	$(139)

The net periodic benefit cost (credit) is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the Company’s employees, mortality, turnover, and medical costs. The Company presents the components of net periodic benefit cost (credit) other than service cost in the consolidated statements of operations and comprehensive income on the line item “Other”.

There were no cash contributions made to the Pension Plan during the first three months of 2023.

Note 11 – Rate Activity

On March 28, 2023, the Company received authorization, in advance of the final order being approved, to implement infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $7,685 in its water and wastewater utility operating divisions in Texas effective on April 1, 2023. The additional revenue billed and collected prior to the final order is subject to refund based on the outcome of the ruling.

During the first three months of 2023, the Company’s two other water utility operating divisions in Ohio implemented base rate increases designed to increase total operating revenues on an annual basis by $1,569. Further, one of the Company’s wastewater divisions in Indiana implemented a base rate increase designed to increase operating revenues on an annual basis by $134. Lastly, during the first three months of 2023, the Company implemented infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $1,846 in its water and wastewater utility operating divisions in Illinois and by $1,483 in its natural gas operating division in Kentucky.

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

On June 30, 2022, the Company’s regulated water and wastewater operating subsidiary in North Carolina, Aqua North Carolina, filed an application with the North Carolina Utilities Commission designed to increase rates by $18,064 in the first year of new rates being implemented, then an

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

additional $4,303 and $4,577 in the second and third years, respectively. In February 2023, the Company implemented interim rates which may be subject to refund for the difference between interim and final approved rates pending the final order.

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

Note 12 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2023	2022
Property	$8,104	$8,014
Gross receipts, excise and franchise	4,030	4,100
Payroll	6,632	6,661
Regulatory assessments	1,684	1,765
Pumping fees	1,466	1,375
Other	962	1,092
Total taxes other than income	$22,878	$23,007

Note 13 – Segment Information

The Company has eleven operating segments and two reportable segments. The Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies, which are organized by the states where the Company provides water and wastewater services. The eight water and wastewater utility operating segments are aggregated into one reportable segment, because each of these operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment. The Regulated Natural Gas segment is comprised of one operating segment representing natural gas utility companies, acquired in the Peoples Gas Acquisition, for which the Company provides natural gas distribution services.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In addition to the Company’s two reportable segments, we include two of our operating segments within the Other category below. These segments are not quantitatively significant and are comprised of our non-regulated natural gas operations and Aqua Resources. Our non-regulated natural gas operations consist of utility service line protection solutions and repair services to households and the operation of gas marketing and production entities. Aqua Resources offers, through a third party, water and sewer service line protection solutions and repair services to households. In addition to these segments, Other is comprised of business activities not included in the reportable segments, corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments, and intersegment eliminations. Corporate costs include general and administrative expenses, and interest expense. The Company reports these corporate costs within Other as they relate to corporate-focused responsibilities and decisions and are not included in internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

The following table presents information about the Company’s reportable segments:

	Three Months Ended				Three Months Ended
	March 31, 2023				March 31, 2022
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$267,300	$441,295	$17,855	$726,450	$239,198	$445,183	$14,894	$699,275
Operations and maintenance expense	82,802	57,150	(1,958)	137,994	86,088	59,452	(2,959)	142,581
Purchased gas	-	241,856	14,459	256,315	-	217,306	10,406	227,712
Depreciation and amortization	53,467	30,128	199	83,794	48,716	29,704	(74)	78,346
Interest expense, net (a)	29,713	27,507	14,629	71,849	27,554	20,652	4,821	53,027
Allowance for funds used during construction	(4,946)	(742)	-	(5,688)	(5,149)	(690)	-	(5,839)
Provision for income taxes (benefit)	13,514	(43,484)	(1,667)	(31,637)	7,499	(26,474)	1,742	(17,233)
Net income (loss)	77,402	123,546	(9,514)	191,434	60,543	139,486	(653)	199,376
Capital expenditures	159,394	81,669	2,667	243,730	100,803	82,122	397	183,322

(a) The regulated water and regulated natural gas segments report interest expense that includes long-term debt that was pushed-down to the regulated operating subsidiaries from Essential Utilities, Inc.

	March 31,	December 31,
	2023	2022
Total assets:
Regulated water	$8,893,947	$8,792,633
Regulated natural gas	6,556,182	6,528,654
Other	368,137	397,820
Consolidated	$15,818,266	$15,719,107

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of March 31, 2023, the aggregate amount of $19,500 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has insurance coverage for certain of these loss contingencies, and as of March 31, 2023, estimates that approximately $1,476 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

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

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

claims. The Company’s reserve for these claims totaled $2,327 at March 31, 2023 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 15 – Income Taxes

The Company’s effective tax rate was (19.8)% and (9.5)% for the three months ended March 31, 2023 and 2022, respectively.   The decrease in the effective tax rate for the first quarter of the year is primarily attributed to the increase in income tax benefits associated with the tax deduction for qualifying infrastructure. In determining its interim tax provision, the Company reflects its estimated permanent and flow-through tax differences for the taxable year.

The statutory Federal tax rate is 21.0% for the three months ended March 31, 2023 and 2022. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 8.99% for all periods presented. On July 8, 2022, Pennsylvania enacted House Bill 1342 into law, which among other things, reduces Pennsylvania’s corporate income tax rate from 9.99% to 8.99% beginning January 1, 2023, and an additional 0.5% annually through 2031, when it reaches to 4.99%. The Company evaluated the impacts of the tax rate change and recorded, in the year ended December 31, 2022, a reduction to our deferred tax liabilities of $244,537 with a corresponding reduction primarily to our regulatory assets.

The Company uses a method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas and Peoples Gas Company subsidiaries, its largest natural gas subsidiaries in Pennsylvania, that allows a tax deduction for qualifying utility infrastructure. In the fourth quarter of 2022, the Company applied the same method of tax accounting for its Aqua New Jersey subsidiary. Consistent with the Company’s accounting for differences between book and tax expenditures in Pennsylvania in its other regulated subsidiaries, the Company uses the flow-through method to account for this timing difference. In April 2023, the Internal Revenue Service issued Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. The Company is evaluating this guidance to determine the impact, if any, on the Company’s tax position.

Note 16 – Recent Accounting Pronouncements

Pronouncement adopted during the year:

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

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: the expected timing of closing of our acquisitions; the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions. Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include, among others, the effects of regulation, abnormal weather, geopolitical forces, the impact of inflation and supply chain pressures, changes in capital requirements and funding, our ability to close acquisitions, changes to the capital markets, the COVID-19 pandemic, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such report and those included under the captions “Risk Factors” and this Quarterly Report. As a result, readers are cautioned not to place undue reliance on any forward-looking statements. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

For many years, starting in the early 1990s, our business strategy was primarily directed toward the regulated water and wastewater utility industry, where we have more than quadrupled the number of regulated customers we serve, and have extended our regulated operations from southeastern Pennsylvania to include our current regulated utility operations throughout Pennsylvania and in seven additional states.   On March 16, 2020, we completed the Peoples Gas Acquisition, a natural gas distribution utility, expanding the Company’s regulated utility business to include natural gas. Currently, the Company seeks to acquire businesses in the U.S. regulated sector, focusing on water and wastewater utilities and to opportunistically pursue growth ventures in select market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated water utility businesses.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes.

Recent Developments

Macroeconomic Factors

Macroeconomic factors and uncertainties continue to affect the overall business climate as well as our business. Inflation, higher interest rates, and supply chain pressures resulted to an increase in our operating and capital spending requirements in 2022, which we expect to continue through 2023. We continue to pursue enhancements to our regulatory practices to facilitate the efficient recovery of the increased cost of providing services and infrastructure improvements in our rates and mitigate the inherent regulatory lag associated with traditional rate making processes.

Environmental Compliance

Provision of water and wastewater services is subject to regulation under the federal Safe Drinking Water Act, the Clean Water Act, and related state laws, and under federal and state regulations issued under these laws. These laws and regulations establish criteria and standards for drinking water and for wastewater discharges. On March 14, 2023, the U.S. Environmental Protection Agency (“EPA”) announced the proposed National Primary Drinking Water Regulation (“NPDWR”) for the treatment of six per- and polyfluoroalkyl substances or compounds (“PFAS”).

The proposed NPDWR was issued for public comment and EPA expects to finalize the regulation by early 2024. We are currently reviewing the provisions of the proposed regulation as compared to our current treatment standards and expect that the regulation, once finalized, will result in changes to or addition of certain treatment processes that will require increased capital expenditures and operating expenses. The Company will submit comments on the proposed rulemaking to EPA by May 30, 2023. Both the Pennsylvania and New Jersey Departments of Environmental Protection have already established enforceable drinking water standards for several of the same PFAS compounds proposed by

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

EPA, and the proposed federal regulation would set limits lower than currently enforced in Pennsylvania and New Jersey. The Company continues to advocate for actions to hold polluters accountable and is part of the Multi-District Litigation and other legal actions against multiple PFAS manufacturers and polluters to attempt to ensure that the ultimate responsibility for the cleanup of these contaminants is attributed to the polluters. Capital expenditures and operating costs required as a result of water quality standards have been traditionally recognized by state utility commissions as appropriate for inclusion in establishing rates.

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

Our operating cash flow can be significantly affected by changes in operating working capital, especially during periods with significant changes in natural gas commodity prices and also the timing of our natural gas inventory purchases.  Cash flow from operations was $401,628 for the first quarter of 2023, compared to $310,604 for the first quarter of 2022. The net change in working capital and other assets and liabilities resulted in an increase in cash from operations of $151,952 for the first quarter of 2023 compared to an increase of $43,952 for the first quarter of 2022. The net change in working capital for the first quarter of 2023 as compared to the first quarter of 2022 was primarily due to a larger change in inventory – gas stored during the first quarter of 2023 as a result of a higher cost of gas.

During the first three months of 2023, we incurred $243,730 of capital expenditures, expended $136 for the acquisition of a wastewater utility system, issued $229,770 of long-term debt, repaid short-term debt, and made sinking fund contributions and other long-term debt repayments in aggregate of $320,889. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, information technology improvements, and other enhancements and improvements. The proceeds from the issuance of long-term debt, including borrowings from our revolving credit facility, were used for capital expenditures, repayment of existing indebtedness, general corporate purposes, and acquisitions. Cash flows used in financing activities were higher during the first quarter of 2023 principally as a result of a greater amount for the paydown of loans payable associated with the financing of inventory.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

On October 14, 2022, the Company entered into at-the market sales agreements (“ATM”) with third-party sales agents, under which the Company may offer and sell shares of its common stock, from time to time, at its option, having an aggregate gross offering price of up to $500,000 pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-255235). The Company intends to use the net proceeds from the sales of shares through the ATM for working capital, capital expenditures, water and wastewater utility acquisitions and repaying outstanding indebtedness. As of December 31, 2022, the Company had issued 1,321,994 shares of common stock for net proceeds of $63,040 under the ATM. In January 2023, the Company issued 399,128 shares of common stock for net proceeds of $19,294 under the ATM.

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

At March 31, 2023, we had $20,149 of cash and cash equivalents compared to $11,398 at December 31, 2022. During the first three months of 2023, we used the proceeds from long-term debt and the issuance of common stock, as well as internally generated funds to fund the cash requirements discussed above and to pay dividends.

At March 31, 2023 our $1,000,000 unsecured revolving credit facility, which expires in December 2027, had $440,362 available for borrowing. Additionally, at March 31, 2023, we had short-term lines of credit of $435,500, primarily used for working capital, of which $413,000 was available for borrowing. Our short-term lines of credit of $435,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Consolidated Results of Operations

Consolidated financial and operational highlights for the three month periods ended March 31, 2023 and 2022 are presented below.

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)	% change
Operating revenues	$726,450	$699,275	$27,175	3.9%
Operations and maintenance expense	$137,994	$142,581	$(4,587)	-3.2%
Purchased gas	$256,315	$227,712	$28,603	12.6%
Net income	$191,434	$199,376	$(7,942)	-4.0%

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	19.0%	20.4%
Purchased gas	35.3%	32.6%
Depreciation and amortization	11.5%	11.2%
Taxes other than income taxes	3.1%	3.3%
Interest expense, net of interest income	9.9%	7.6%
Net income	26.4%	28.5%

Effective tax rate	-19.8%	-9.5%

Consolidated operating revenues increased by $27,175 or 3.9% as compared to the same period in 2022. Revenues from our Regulated Water segment and Other business segment increased by $28,102 and $2,961, respectively. Revenues from our Regulated Natural Gas segment decreased by $3,888. A detailed discussion of the factors contributing to the changes in segment revenue is included below under the section, Segment Results of Operations. The increase in our Other business segment revenue is due to higher revenues from our non-regulated natural gas operations.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Consolidated operations and maintenance expense decreased by $4,587 or 3.2%, primarily due to:

•increase in production costs for water and wastewater operations of $2,894, primarily due to higher chemical prices and increased purchased water costs;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $1,630;

•increase in legal expenses of $1,320; offset by,

•a decrease in customer assistance surcharge costs of $2,539 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues;

•lower weather-related water main break activity during the first quarter of 2023 compared to the prior period that resulted in $2,170 reduction in related expenses;

•decrease in postretirement benefit expense of $2,100;

•an asset impairment charge recognized in the first quarter of 2022 of $1,801 to write down a portion of the right of use asset of our Regulated Natural Gas segment’s office space to fair value;

•decrease in bad debt expense of $1,459; and

•expenses of $112, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2023.

Purchased gas increased by $28,603 or 12.6%. Purchased gas represents the cost of gas sold by Peoples, which for the regulated gas business has a corresponding offset in revenue. The expense increased primarily due to higher average cost of gas withdrawn from storage during the first quarter of 2023 as compared to the same period in the prior year.

Depreciation and amortization expense increased by $5,448 or 7.0% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new utility systems.

Taxes other than income taxes decreased by $129 or 0.6%.

Other expense, net - Interest expense, net of interest income increased by $18,822 or 35.5% for the quarter primarily due to the increase in average borrowings and higher interest rates on our revolving lines of credit and our 2022 and 2023 long term borrowings.

Allowance for funds used during construction (“AFUDC”) decreased by $151 or by 2.6%.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Other income, inclusive of gain on sale of other assets, decreased by $1,213 primarily due to lower net pension and post-retirement non-service benefit during the first quarter of 2023 compared to 2022.

Income tax benefit - Our effective income tax rate was (19.8)% in the first quarter of 2023 and (9.5)% in the first quarter of 2022. The decrease in the effective tax rate for the first quarter of the year is primarily attributed to the decrease in pretax income, with an increase in year-over-year income tax benefit associated with the tax deduction for qualifying infrastructure.

Segment Results of Operations

Regulated Water Segment

Our Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies which are organized by the states where the Company provides water and wastewater services. The Regulated Water segment is aggregated into one reportable segment.

The following tables present selected operating results and statistics for our Regulated Water segment for the three months ended March 31:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)	% change
Operating revenues	$267,300	$239,198	$28,102	11.7%
Operations and maintenance expense	$82,802	$86,088	$(3,286)	-3.8%
Segment net income	$77,402	$60,543	$16,859	27.8%

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	31.0%	36.0%
Depreciation and amortization	20.0%	20.4%
Taxes other than income taxes	5.9%	6.6%
Interest expense, net of interest income	11.1%	11.5%
Segment net income	29.0%	25.3%

Effective tax rate	14.9%	11.0%

Revenues from our Regulated Water segment increased by $28,102 or 11.7% for the first quarter of 2023 as compared to the same period in 2022, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $19,298;

•additional water and wastewater revenues of $4,895 associated with a larger customer base due to utility acquisitions and organic growth; and,

•increase in non-utility revenue of $3,595, primarily due to additional developer fees earned.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Operations and maintenance expense for the three months ended March 31, 2023 decreased by $3,286 or 3.8% was primarily due to the following:

•increase in production costs for water and wastewater operations of $2,894, primarily due to higher chemical prices and increased purchased water costs;

•increase in legal expenses of $1,503;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $1,630; offset by,

•lower weather-related water main break activity during the first quarter of 2022 compared to the prior period that resulted in $2,170 reduction in related expenses;

•lower bad debt expenses of $2,077;

•decrease in postretirement benefit expense of $2,100;

•lower maintenance and contractor outside services expenses; and,

•expenses of $112, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2023.

Depreciation and amortization increased by $4,751 or 9.8% primarily due to continued capital spend.

Other expense, net – Interest expense, net, increased by $2,159 or 7.8% for the quarter primarily due to an increase in average borrowings and increased borrowing costs.

AFUDC decreased by $203 due to the decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other income, inclusive of gain on sale of other assets, decreased by $1,485 or by 76.4% primarily due to lower net pension and post-retirement non-service benefit during the first quarter of 2023 compared to 2022.

Provision for income tax – Our effective income tax rate for our Regulated Water Segment was an expense of 14.9% in the first quarter of 2023, compared to an expense of 11.0% in the first quarter of 2022. The change in the effective tax rate is primarily due to the decrease in the amortization of certain regulatory liabilities associated with deferred taxes.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The following tables present selected operating results and statistics for our Regulated Natural Gas segment, for the three months ended March 31:

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)	% change
Operating revenues	$441,295	$445,183	$(3,888)	-0.9%
Operations and maintenance expense	$57,150	$59,452	$(2,302)	-3.9%
Purchased gas	$241,856	$217,306	$24,550	11.3%
Segment net income	$123,546	$139,486	$(15,940)	-11.4%

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	13.0%	13.4%
Purchased gas	54.8%	48.8%
Depreciation and amortization	6.8%	6.7%
Taxes other than income taxes	1.3%	1.4%
Segment net income	28.0%	31.3%

Effective tax rate	-54.3%	-23.4%

Operating revenues from the Regulated Natural Gas segment decreased by $3,888 or by 0.9% due to:

•lower gas usage of $30,488, primarily due to milder winter weather conditions during the first quarter of 2023 compared to the prior period;

•decrease in customer assistance surcharge of $2,539, which has an equivalent offsetting amount in operations and maintenance expense; offset by,

•impact of higher gas cost of $24,550 during the quarter as compared to the prior period; and,

•increase of $3,608 due to higher rates and other surcharges.

The Regulated Natural Gas segment is subject to seasonal fluctuations with the peak usage period occurring in the heating season which generally runs from October to March.  A heating degree day (HDD) is each degree that the average of the high and low temperatures for a day is below 65 degrees Fahrenheit in a specific geographic location.  Particularly during the heating season, this measure is used to reflect the demand for natural gas needed for heating based on the extent to which the average temperature falls below a reference temperature above which no heating is required (65 degrees Fahrenheit).  During the first quarter of 2023, we experienced actual HDDs of 2,330 days, which was warmer by 19.0% than the actual HDDs of 2,878 days in the first quarter of 2022 for Pittsburgh Pennsylvania, which we use as a proxy for our western Pennsylvania service territory.  As a result, the operating revenue impact of the lower demand for gas volume was $30,488 and is largely attributed to the warmer winter weather experienced in 2023.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Operations and maintenance expense for the three months ended March 31, 2023 decreased by $2,302 or 3.9% primarily due to the following:

•decrease in customer assistance surcharge costs of $2,539, which has an equivalent offsetting amount in revenues; and,

•an asset impairment charge recognized in the first quarter of 2022 of $1,801 to write down a portion of the right of use asset of our Regulated Natural Gas segment’s office space to fair value; offset by,

•increase in material and supplies of $1,324.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Fluctuations in the cost of purchased gas impact operating revenues on a dollar-for-dollar basis, but do not impact gross margin. Purchased gas increased by $24,550 or 11.3%. The increase is largely due to higher average cost of gas withdrawn from storage in the first quarter of 2023 as compared to the prior period.

Depreciation and amortization increased by $424 or 1.4% primarily due to continued capital spend, offset by lower depreciation due to an increase in assets that are fully depreciated as of the current quarter.

Taxes other than income taxes decreased by $570 or 9.2%.

Other expense, net – Interest expense, net, increased by $6,855 or 33.2% for the quarter due to an increase in average borrowings, reflecting higher natural gas commodity costs, and an increase in average interest rates.

AFUDC increased by $52 or by 7.5%.

Income tax benefit – Our effective income tax rate was a benefit of 54.3% in the first quarter of 2023, compared to a benefit of 23.4% in the first quarter of 2022. The change in the effective tax rate is primarily attributed to an increase in the income tax benefit associated with the tax deduction for qualifying infrastructure in our Regulated Natural Gas segment.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 16, Recent Accounting Pronouncements, to the consolidated financial statements in this report.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed March 1, 2023, for additional information on market risks.

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

(b)Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, under “Part 1, Item 1A – Risk Factors” as supplemented by the following:

Risks Related to the Operation of our Business

Inflation could adversely impact our ability to control costs, including operating expenses and capital costs.

Although inflation has been relatively low in recent years, it rose significantly in the second half of 2021 and through 2022. In addition, global and industry-wide supply chain disruptions have resulted in shortages in labor, materials and services. Such shortages have resulted in inflationary cost increases for labor, materials and services and could continue to cause costs to increase, as well as a scarcity of certain products and raw materials. Inflation, higher interest rates and supply chain pressures resulted in an increase in our operating and capital spending requirements in 2022, which we expect will continue in 2023. To the extent inflation remains elevated, we may experience further cost increases for our operations, as well as increased labor costs. We cannot predict any future trends in the rate of inflation and interest rates, and a significant increase in inflation, to the extent we are unable to recover higher costs through rate cases, could negatively impact our business, financial condition and results of operation.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2023:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
January 1 - 31, 2023	183	$47.55	-	-
February 1 - 28, 2023	87,061	$44.43	-	-
March 1 - 31, 2023	807	$42.85	-	-
Total	88,051	$44.42	-	-

(1)These amounts consist of 88,051 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the award vesting.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

May 9, 2023

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer