Form 10-Q
period 2023-06-30
Essential Utilities, Inc.
filed 2023-08-08
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 24, 2023: 264,505,777

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Assets	2023	2022
Property, plant and equipment, at cost	$14,344,435	$13,737,387
Less: accumulated depreciation	2,753,586	2,606,441
Net property, plant and equipment	11,590,849	11,130,946

Current assets:
Cash and cash equivalents	11,642	11,398
Accounts receivable, net	149,942	206,324
Unbilled revenues	75,737	170,504
Inventory - materials and supplies	45,300	46,592
Inventory - gas stored	63,216	153,143
Current assets held for sale	7,378	11,167
Prepayments and other current assets	36,557	39,759
Regulatory assets	16,938	19,272
Total current assets	406,710	658,159

Regulatory assets	1,518,079	1,342,753
Deferred charges and other assets, net	166,391	166,653
Funds restricted for construction activity	1,360	1,342
Goodwill	2,340,755	2,340,792
Non-current assets held for sale	34,419	32,124
Operating lease right-of-use assets	39,151	41,734
Intangible assets	4,221	4,604
Total assets	$16,101,935	$15,719,107

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

ShareBasedCompensationArrangementByShareBasedPaymentAwardEquityInstrumentsOtherThanOptionsVestedInPeriod

	June 30,	December 31,
Liabilities and Equity	2023	2022
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 267,818,219 and 266,973,321 as of June 30, 2023 and December 31, 2022	$133,909	$133,486
Capital in excess of par value	3,827,199	3,793,262
Retained earnings	1,740,682	1,534,331
Treasury stock, at cost, 3,312,850 and 3,236,237 shares as of June 30, 2023 and December 31, 2022	(87,092)	(83,693)
Total stockholders' equity	5,614,698	5,377,386

Long-term debt, excluding current portion	6,661,014	6,418,039
Less: debt issuance costs	45,498	46,982
Long-term debt, excluding current portion, net of debt issuance costs	6,615,516	6,371,057
Commitments and contingencies (See Note 14)

Current liabilities:
Current portion of long-term debt	198,749	199,356
Loans payable	48,043	228,500
Accounts payable	178,902	238,843
Book overdraft	32,490	28,694
Accrued interest	50,625	47,063
Accrued taxes	26,232	34,393
Liabilities related to assets held for sale	3,081	3,263
Regulatory liabilities	96,669	35,276
Dividends payable	-	75,808
Other accrued liabilities	130,344	130,673
Total current liabilities	765,135	1,021,869

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,459,002	1,345,766
Customers' advances for construction	125,362	114,732
Regulatory liabilities	807,240	778,754
Asset retirement obligations	842	843
Operating lease liabilities	36,387	37,666
Non-current liabilities related to assets held for sale	803	974
Pension and other postretirement benefit liabilities	31,196	31,244
Other	24,648	28,562
Total deferred credits and other liabilities	2,485,480	2,338,541

Contributions in aid of construction	621,106	610,254
Total liabilities and equity	$16,101,935	$15,719,107

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Three Months Ended
	June 30,
	2023	2022
Operating revenues	$436,700	$448,756

Operating expenses:
Operations and maintenance	133,508	134,981
Purchased gas	41,933	75,143
Depreciation	84,937	77,425
Amortization	724	1,751
Taxes other than income taxes	20,348	21,720
Total operating expenses	281,450	311,020

Operating income	155,250	137,736

Other expense (income):
Interest expense	69,182	55,221
Interest income	(970)	(824)
Allowance for funds used during construction	(3,424)	(6,151)
Gain on sale of other assets	(220)	(478)
Other	(323)	(423)
Income before income taxes	91,005	90,391
Provision for income taxes (benefit)	(263)	8,100
Net income	$91,268	$82,291

Comprehensive income	$91,268	$82,291

Net income per common share:
Basic	$0.35	$0.31
Diluted	$0.34	$0.31

Average common shares outstanding during the period:
Basic	264,418	262,099
Diluted	264,818	262,558

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022
Operating revenues	$1,163,150	$1,148,031

Operating expenses:
Operations and maintenance	271,502	277,562
Purchased gas	298,248	302,855
Depreciation	167,860	155,303
Amortization	1,595	2,219
Taxes other than income taxes	43,226	44,727
Total operating expenses	782,431	782,666

Operating income	380,719	365,365

Other expense (income):
Interest expense	141,850	108,857
Interest income	(1,789)	(1,433)
Allowance for funds used during construction	(9,112)	(11,990)
Gain on sale of other assets	(469)	(478)
Other	(563)	(2,125)
Income before income taxes	250,802	272,534
Provision for income taxes (benefit)	(31,900)	(9,133)
Net income	$282,702	$281,667

Comprehensive income	$282,702	$281,667

Net income per common share:
Basic	$1.07	$1.08
Diluted	$1.07	$1.07

Average common shares outstanding during the period:
Basic	264,306	262,026
Diluted	264,840	262,545

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		June 30,	December 31,
		2023	2022
Stockholders' equity:
Common stock, $0.50 par value		$133,909	$133,486
Capital in excess of par value		3,827,199	3,793,262
Retained earnings		1,740,682	1,534,331
Treasury stock, at cost		(87,092)	(83,693)
Total stockholders' equity		5,614,698	5,377,386

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	1,566	1,875
1.00% to 1.99%	2023 to 2039	7,925	8,369
2.00% to 2.99%	2024 to 2058	208,931	209,755
3.00% to 3.99%	2023 to 2056	1,347,413	1,351,432
4.00% to 4.99%	2023 to 2059	1,400,281	1,403,313
5.00% to 5.99%	2023 to 2052	88,912	14,357
6.00% to 6.99%	2026 to 2036	31,000	31,000
7.00% to 7.99%	2025 to 2027	28,251	28,378
8.00% to 8.99%	2025	1,684	2,116
9.00% to 9.99%	2026	11,800	11,800
		3,127,763	3,062,395

Notes payable to bank under revolving credit agreement, variable rate, due 2027		677,000	490,000
Unsecured notes payable:
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59% due 2029 through 2050		1,125,000	1,125,000
Notes at 4.28%, due 2049		500,000	500,000
Notes at 5.30%, due 2052		500,000	500,000
Notes at 5.95%, due 2023 through 2034		30,000	40,000
Total long-term debt		6,859,763	6,617,395

Current portion of long-term debt		198,749	199,356
Long-term debt, excluding current portion		6,661,014	6,418,039
Less: debt issuance costs		45,498	46,982
Long-term debt, excluding current portion, net of debt issuance costs		6,615,516	6,371,057

Total capitalization		$12,230,214	$11,748,443

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2022	$133,486	$3,793,262	$1,534,331	$(83,693)	$5,377,386
Net income	-	-	191,434	-	191,434
Dividends of March 1, 2023 ($0.287 per share)	-	-	(1)	-	(1)
Dividends of June 1, 2023 declared ($0.287 per share)	-	-	(75,876)	-	(75,876)
Issuance of common stock under dividend reinvestment plan (97,315 shares)	49	4,068	-	-	4,117
Issuance of common stock from at-the-market sale agreements (399,128 shares)	200	19,094	-	-	19,294
Repurchase of stock (88,051 shares)	-	-	-	(3,911)	(3,911)
Equity compensation plan (222,782 shares)	111	(111)	-	-	-
Exercise of stock options (2,917 shares)	2	101	-	-	103
Stock-based compensation	-	3,410	(267)	-	3,143
Other	-	(20)	-	273	253
Balance at March 31, 2023	$133,848	$3,819,804	$1,649,621	$(87,331)	$5,515,942
Net income	-	-	91,268	-	91,268
Dividends of June 1, 2023 ($0.287 per share)	-	-	(1)	-	(1)
Issuance of common stock under dividend reinvestment plan (102,676 shares)	51	3,901	-	-	3,952
Repurchase of stock (971 shares)	-	-	-	(42)	(42)
Equity compensation plan (17,054 shares)	9	(9)	-	-	-
Exercise of stock options (3,026 shares)	1	105	-	-	106
Stock-based compensation	-	3,515	(206)	-	3,309
Other	-	(117)	-	281	164
Balance at June 30, 2023	$133,909	$3,827,199	$1,740,682	$(87,092)	$5,614,698

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2021	$128,050	$3,705,814	$1,434,201	$(83,615)	$5,184,450
Net income	-	-	199,376	-	199,376
Dividends of March 1, 2022 ($0.2682 per share)	-	-	(67,821)	-	(67,821)
Dividends of June 1, 2022 declared ($0.2682 per share)	-	-	(67,863)	-	(67,863)
Issuance of common stock under dividend reinvestment plan (93,833 shares)	47	4,070	-	-	4,117
Repurchase of stock (21,290 shares)	-	-	-	(1,012)	(1,012)
Equity compensation plan (57,052 shares)	29	(29)	-	-	-
Exercise of stock options (28,516 shares)	14	998	-	-	1,012
Stock-based compensation	-	2,716	(136)	-	2,580
Other	-	(9)	-	270	261
Balance at March 31, 2022	$128,140	$3,713,560	$1,497,757	$(84,357)	$5,255,100
Net income	-	-	82,291	-	82,291
Dividends of June 1, 2022 ($0.2682 per share)	-	-	(2,424)	-	(2,424)
Issuance of common stock from stock purchase contracts (9,029,461 shares)	4,515	(4,515)	-	-	-
Issuance of common stock under dividend reinvestment plan (92,889 shares)	47	4,007	-		4,054
Repurchase of stock (305 shares)	-	-	-	(15)	(15)
Equity compensation plan (4,736 shares)	2	(2)	-	-	-
Exercise of stock options (6,462 shares)	3	224	-	-	227
Stock-based compensation	-	2,725	(182)	-	2,543
Other	-	(24)	-	280	256
Balance at June 30, 2022	$132,707	$3,715,975	$1,577,442	$(84,092)	$5,342,032

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$282,702	$281,667
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	169,455	157,522
Deferred income taxes	(34,711)	(13,810)
Provision for doubtful accounts	11,594	12,793
Stock-based compensation	6,950	5,471
Gain on sale of utility systems and other assets	(469)	(478)
Net change in receivables, deferred purchased gas costs, inventory and prepayments	300,648	6,742
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(90,739)	(4,222)
Pension and other postretirement benefits contributions	-	(14,564)
Other	(24,008)	(14,819)
Net cash flows from operating activities	621,422	416,302
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $2,587 and $3,013	(547,600)	(424,645)
Acquisitions of utility systems, net	(25,793)	(50,010)
Net proceeds from the sale of utility systems and other assets	613	485
Other	386	157
Net cash flows used in investing activities	(572,394)	(474,013)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	9,375	5,796
Repayments of customers' advances	(1,958)	(901)
Net proceeds (repayments) of short-term debt	(180,457)	(60,297)
Proceeds from long-term debt	384,715	770,376
Repayments of long-term debt	(136,604)	(464,585)
Change in cash overdraft position	3,795	(61,061)
Proceeds from issuance of common stock under dividend reinvestment plan	8,069	8,171
Proceeds from issuance of common stock from at-the-market sale agreement	19,294	-
Proceeds from exercised stock options	209	1,239
Repurchase of common stock	(3,953)	(1,027)
Dividends paid on common stock	(151,686)	(138,108)
Other	417	517
Net cash flows from (used in) financing activities	(48,784)	60,120
Net change in cash and cash equivalents	244	2,409
Cash and cash equivalents at beginning of period	11,398	10,567
Cash and cash equivalents at end of period	$11,642	$12,976

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$124,503	$94,473
Non-cash utility property contributions	25,980	8,789

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at June 30, 2023, the unaudited consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2023, and the unaudited consolidated statements of cash flows and of equity for the six months ended June 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of only recurring accruals, which are necessary to present a fair statement of its consolidated balance sheets, consolidated statements of equity, consolidated statements of operations and comprehensive income, and consolidated cash flow for the periods presented, have been made.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	June 30, 2023				June 30, 2022
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$167,121	$34,046	$76,476	$-	$149,542	$30,653	$95,942	$-
Commercial	46,774	8,656	16,297	-	41,025	6,973	18,853	-
Fire protection	10,185	-	-	-	9,547	-	-	-
Industrial	8,289	509	471	-	7,604	432	957	-
Gas transportation & storage	-	-	34,862	-	-	-	40,573	-
Other water	11,917	-	-	-	15,899	-	-	-
Other wastewater	-	2,730	-	-	-	3,507	-	-
Other utility	-	-	10,845	2,649	-	-	11,840	3,325
Revenues from contracts with customers	244,286	45,941	138,951	2,649	223,617	41,565	168,165	3,325
Alternative revenue program	767	29	32	-	1,109	(161)	176	-
Other and eliminations	-	-	-	4,045	(545)	-	-	11,505
Consolidated	$245,053	$45,970	$138,983	$6,694	$224,181	$41,404	$168,341	$14,830

	Six Months Ended				Six Months Ended
	June 30, 2023				June 30, 2022
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$314,373	$67,536	$368,706	$-	$280,830	$57,148	$381,048	$-
Commercial	87,728	17,247	81,454	-	76,145	13,038	75,893	-
Fire protection	20,444	-	-	-	18,740	-	-	-
Industrial	16,146	1,087	2,260	-	14,785	776	2,799	-
Gas transportation & storage	-	-	102,515	-	-	-	119,747	-
Other water	20,761	-	-	-	33,250	-	-	-
Other wastewater	-	5,464	-	-	-	6,005	-	-
Other utility	-	-	23,922	8,808	-	-	35,066	6,240
Revenues from contracts with customers	459,452	91,334	578,857	8,808	423,750	76,967	614,553	6,240
Alternative revenue program	1,169	209	1,421	-	1,724	(188)	-	-
Other and eliminations	-	-	-	21,900	(545)	-	-	25,530
Consolidated	$460,621	$91,543	$580,278	$30,708	$424,929	$76,779	$614,553	$31,770

Note 3 – Acquisitions

Water and Wastewater Utility Acquisitions - Completed

In July 2023, the Company completed the following water utility asset acquisitions: Shenandoah Borough, Pennsylvania, which serves 2,887 customers for $12,291; La Rue, an Ohio municipality, which serves approximately 300 customers for $2,253; and, Southern Oaks Water System, which serves 765 customers in Texas for $3,321. Additionally, in July 2023, the Company completed their acquisition of a portion of the water and wastewater utility assets of the Village of Frankfort, an Illinois municipality, which serves approximately 1,400 customers for $1,424.

In June 2023, the Company acquired the wastewater utility assets of Union Rome, Ohio, which serves 4,679 customers for a cash purchase price of $25,547.

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

On July 29, 2022, the Pennsylvania Public Utility Commission issued an order (the “PUC Order”) approving the Company’s acquisition of the municipal wastewater assets of East Whiteland Township, Chester County, Pennsylvania, which serves 4,018 customers (the “East Whiteland Wastewater Assets”). On August 12, 2022, the Company acquired the East Whiteland Wastewater Assets for a cash purchase price of $54,374. Subsequently on August 25, 2022, the Office of Consumer Advocate (“OCA”) filed an appeal of the PUC Order to the Pennsylvania Commonwealth Court. On July 31, 2023, a decision was issued by the Pennsylvania Commonwealth Court, in which the Pennsylvania Commonwealth Court agreed with the OCA and reversed the PUC order which approved the acquisition. We are currently evaluating this decision by the Pennsylvania Commonwealth Court and while the final outcome of the decision cannot be predicted with certainty, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Water and Wastewater Utility Acquisitions – Pending Completion

In June 2023, the Company entered into a purchase agreement to acquire Westfield HOA wastewater assets, which serves approximately 225 customers within Westfield Homeowners Subdivision in Glenview, Illinois for $50.

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

DELCORA Purchase Agreement

In September 2019, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consists of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. In May 2020, Delaware County, Pennsylvania, filed a lawsuit alleging that DELCORA does not have the legal authority to establish and fund a customer trust with the net proceeds of the transaction. In December 2020, the judge in the Delaware County Court lawsuit issued an order that (1) the County cannot interfere with the purchase agreement between DELCORA and the Company; (2) the County cannot terminate DELCORA prior to the closing of the transaction; and (3) the establishment of the customer trust was valid. Delaware County appealed this decision to Commonwealth Court of Pennsylvania. On March 3, 2022, the Commonwealth Court issued a decision finding that Delaware County can dissolve DELCORA if it so chooses, but the purchase agreement must be upheld regardless of who is operating the system. The case was remanded back to the trial court for the entry of an order consistent with the Commonwealth Court’s opinion. This order was issued on September 8, 2022 (“Remand Order”). Since then, the County has challenged the Remand Order through two separate actions described in the below bullet points. The effect of those proceedings has resulted in the Remand Order being on appeal to the Commonwealth Court. In the appeal of the Remand Order, Delaware County filed its brief on June 8, 2023, and the Company filed its briefs on July 21, 2023. DELCORA will submit its brief on August 21, 2023. However, Delaware County filed its Reply brief to the Company’s brief of August 4, 2023.

•First, Delaware County filed an Application for Determination of Finality (“Application”) on October 13, 2022, with the Delaware County Court of Common Pleas. The Company filed its opposition to the Application on October 27, 2022, and on November 2, 2022, the Delaware County Court of Common Pleas denied Delaware County’s Application indicating that its previous order already constituted a final order that addressed the claims of all parties. On December 2, 2022, following the denial of its Application, Delaware County filed a Petition for Permission to Appeal (“Petition”) the Remand Order in the Commonwealth Court of Pennsylvania. On December 16, 2022, the Company filed an Answer in opposition to the Petition. The Commonwealth Court issued an Order denying the County’s Petition on February 2, 2023. The County filed an Application for Reconsideration of the Commonwealth Court’s February 2023 Order, which the Commonwealth Court granted on April 4, 2023. In that April 4,

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

2023 Order, the Commonwealth Court construed the Petition as a Notice of Appeal and has initiated a briefing schedule for this appeal.

•Second, on November 2, 2022, Delaware County filed a Notice of Appeal (“Notice of Appeal”) from the Remand Order with the Delaware County Court of Common Pleas. On December 2, 2022, the Delaware County Court of Common Pleas issued an Opinion concluding that the County Court did not err in issuing the Remand Order. On January 13, 2023, Delaware County filed an Application in Commonwealth Court seeking confirmation of briefing deadlines with respect to the Notice of Appeal. In response, by Order dated January 24, 2023, the Commonwealth Court stated that “the record received from the Court of Common Pleas of Delaware County is currently under review for finality. A briefing schedule will be issued upon completion of this review.” The Company filed an Application to quash the County’s Appeal on February 7, 2023. On April 4, 2023, the Commonwealth Court granted the Company’s Application and quashed the appeal.

On January 25, 2023, DELCORA filed in the Delaware Court of Common Pleas a complaint for Declaratory Judgment against the Company and Delaware County seeking resolution of whether the County Ordinance dissolving DELCORA is a final action prohibiting DELCORA from carrying out the material transaction of the Asset Purchase Agreement and, in the event that DELCORA retains the ability to close the transaction, whether DELCORA is permitted to exist as a trust. The Company filed preliminary objections to DELCORA’s complaint, which are scheduled for a hearing on October 12, 2023.

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

After the PUC issued the 2021 Order, on April 16, 2021, the ALJ issued an order staying the proceeding until the Delaware County Court lawsuit is final and unappealable. On March 25, 2022, the Company sent a letter notifying the PUC of the March 3, 2022, Commonwealth Court decision (that originated in Delaware County Court of Common Pleas) and requested that the PUC move forward with processing the application. On July 14, 2022, the Commission moved to lift the stay imposed by the ALJ, and required the ALJ to establish a schedule on remand for the proceeding. The ALJ established a procedural schedule for the remand proceeding.

On August 17, 2022, Receiver for the City of Chester filed suit in Delaware County Common Pleas Court against DELCORA premised upon the claimed reversionary interest of the City in some of DELCORA’s assets. The Company intervened in that matter on October 19, 2022 and on March 27, 2023 filed preliminary objections. A hearing on the objections is scheduled for August 28, 2023.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

On January 26, 2023, several parties involved in the PUC case filed a joint motion for stay based on DELCORA’s filing of the January 25, 2023 Complaint for Declaratory Judgment and referenced the City of Chester’s bankruptcy filing in which the City of Chester has asserted reversionary contract interests regarding some of DELCORA’s wastewater assets. On February 6, 2023, the ALJ stayed the PUC DELCORA application proceedings again.

On May 23, 2023, the Bankruptcy Court issued an order in the City of Chester’s bankruptcy filing staying the PUC proceedings until relief from the stay is granted by the Bankruptcy Court. The Company appealed the Bankruptcy Court stay order to the United States District Court for the Eastern District of Pennsylvania on June 6, 2023.

On June 16, 2023, the Company filed a Complaint against DELCORA in the Delaware County Court of Common Pleas requesting a declaratory judgment and injunctive relief regarding breach of the Asset Purchase Agreement in acting outside the ordinary course of business by attempting to enter into a new agreement with Philadelphia Water Department for the treatment of wastewater without the Company’s consent.

The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of this acquisition with a mix of equity and debt financing, utilizing our revolving credit facility until permanent debt is secured. Closing of our acquisition of DELCORA is subject to the timing of the above-described regulatory approval process and on-going litigation.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 4 – Assets Held for Sale

In the fourth quarter of 2022, the Company decided to market for sale the assets of its regulated natural gas system in West Virginia that serves approximately 13,000 customers and is part of the Company’s Regulated Natural Gas segment. On December 31, 2022, the Company entered into a definitive agreement with Hope Gas, Inc. for the sale of its membership interests in its West Virginia assets for cash at closing of $37,000. The purchase price is subject to certain adjustments at closing and is subject to applicable regulatory approvals. Closing on the sale is expected later in 2023, and completion of this transaction will conclude the Company’s operations in West Virginia. Based on an assessment of the sale price and the carrying value of the planned disposition, there is no anticipated impairment expected to be recognized because of this sale agreement. These assets and liabilities do not qualify as discontinued operations, are reported as held for sale in the Company’s consolidated balance sheet, and consist of the following:

	June 30, 2023	December 31, 2022

Inventory - gas stored	$592	$2,807
Other current assets	1,778	3,284
Regulatory assets	5,008	5,076
Current assets held for sale	$7,378	$11,167

Property, plant and equipment, net	33,804	30,267
Regulatory assets and other	615	1,857
Non-current assets held for sale	$34,419	$32,124

Current liabilities related to assets held for sale	$3,081	$3,263

Regulatory liabilities	529	649
Other long-term liabilities	274	325
Non-current liabilities related to assets held for sale	$803	$974

Note 5 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2022	$58,504	$2,277,447	$4,841	$2,340,792
Reclassification to utility plant acquisition adjustment	(37)	-	-	(37)
Balance at June 30, 2023	$58,467	$2,277,447	$4,841	$2,340,755

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 6 – Capitalization

At-the-Market Offering

On October 14, 2022, the Company entered into at-the market sales agreements (“ATM”) with third-party sales agents, under which the Company may offer and sell shares of its common stock, from time to time, at its option, having an aggregate gross offering price of up to $500,000 pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-255235). The Company intends to use the net proceeds from the sales of shares through the ATM for working capital, capital expenditures, water and wastewater utility acquisitions and repaying outstanding indebtedness. As of December 31, 2022, the Company issued 1,321,994 shares of common stock under the ATM for proceeds of $63,040, net of expenses. In January 2023, the Company issued 399,128 shares of common stock under the ATM for proceeds of $19,294, net of expenses. No shares were issued under the ATM in the second quarter of 2023.

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

Long-term Debt and Loans Payable

On June 29, 2023, Aqua Pennsylvania and Peoples Natural Gas Companies amended the terms of their respective $100,000 and $300,000, 364-day revolving credit agreements, as follows: (1) extended the maturity dates to June 27, 2024; and (2) updated the adjustment on the Bloomberg Short-Term Bank Yield Index (BSBY) Rate.

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

On December 14, 2022, the Company entered into a five year $1,000,000 unsecured revolving credit facility, which replaced the Company’s prior five year $1,000,000 unsecured revolving credit facility. The Company’s new unsecured revolving credit facility was used to repay all indebtedness and fees under our prior unsecured revolving credit facility, and for other general corporate purposes. The facility includes a $100,000 sublimit for daily demand loan. Funds borrowed under this facility are classified as long-term debt and are used to provide working capital as well as support for letters of credit for insurance policies and other financing arrangements. As of June 30, 2023, the Company has the following sublimits and available capacity under the credit facility: $100,000 letter of credit sublimit, $82,362 of letters of credit available capacity, $0 borrowed under the swing-line commitment, $100,000 was available for borrowing under the swing-line commitment, $305,362 available for borrowing and $677,000 of funds borrowed under the agreement.

Note 7 – Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the six months ended June 30, 2023 and 2022.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of June 30, 2023 and December 31, 2022, the carrying amount of the Company’s loans payable was $48,043 and $228,500, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents, is determined based on Level 1 methods and assumptions. As of June 30, 2023 and December 31, 2022, the carrying amounts of the Company's cash and cash equivalents was $11,642 and $11,398, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of June 30, 2023 and December 31, 2022, the carrying amount of these securities was $25,319 and $24,962, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Unrealized gain and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net gain (loss) recognized during the period on equity securities	$211	$(459)	$342	$(737)
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$211	$(459)	$342	$(737)

The net gain (loss) recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	June 30,	December 31,
	2023	2022
Carrying amount	$6,859,763	$6,617,395
Estimated fair value	5,638,394	5,528,131

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $125,362 as of June 30, 2023, and $114,732 as of December 31, 2022. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates. Portions of these non-interest-bearing instruments are payable annually through 2032, and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest-bearing feature.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Average common shares outstanding during the period for basic computation	264,418	262,099	264,306	262,026
Effect of dilutive securities:
Employee stock-based compensation	400	459	534	519
Average common shares outstanding during the period for diluted computation	264,818	262,558	264,840	262,545

Based on the minimum number of shares to be issued upon settlement of the stock purchase contracts issued in April 2019 under the tangible equity units, the average common shares outstanding during the period for basic computation includes the weighted-average impact of the following shares: 2,830,021 shares for the three and six months ended June 30, 2023; and, 5,912,617 shares for the three and six months ended June 30, 2022. On May 2, 2022, all of the remaining stock purchase contracts under the tangible equity units were mandatorily settled.

The number of outstanding employee stock options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was: 150,062 for the three and six months ended June 30, 2023; and, 83,080 for the three and six months ended June 30, 2022. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 9 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the Plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At June 30, 2023, 1,506,793 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock-based compensation within operations and maintenance expenses	$1,962	$1,692	$4,405	$3,342
Income tax benefit	492	485	1,104	952

The following table summarizes the PSU transactions for the six months ended June 30, 2023:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	556,462	$42.77
Granted	161,981	45.06
Performance criteria adjustment	9,521	42.60
Actual vested	(168,549)	53.77
Forfeited	(9,837)	43.94
Nonvested share units at end of period	549,578	40.05

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the six months ended June 30, 2023 and 2022 was $45.06 and $42.31, respectively. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months. The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock-based compensation within operations and maintenance expenses	$759	$727	$1,440	$1,504
Income tax benefit	190	209	361	428

The following table summarizes the RSU transactions for the six months ended June 30, 2023:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	180,306	$45.94
Granted	73,696	45.61
Stock units vested and issued	(52,611)	49.26
Forfeited	(3,794)	44.99
Nonvested stock units at end of period	197,597	44.94

The per unit weighted-average fair value at the date of grant for RSUs granted during the six months ended June 30, 2023 and 2022 was $45.61 and $45.10, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock-based compensation within operations and maintenance expenses	$222	$141	$299	$241
Income tax benefit	56	41	75	69

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used in the application of this valuation model:

	2023	2022
Expected term (years)	5.5	5.5
Risk-free interest rate	4.03%	1.92%
Expected volatility	27.80%	26.50%
Dividend yield	2.53%	2.37%
Grant date fair value per option	$11.37	$9.34

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the six months ended June 30, 2023:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	820,061	$36.29
Granted	74,632	45.39
Forfeited	(2,076)	45.31
Expired	(664)	35.20
Exercised	(5,943)	35.21
Outstanding at end of period	886,010	$37.04	6.0	$3,347

Exercisable at end of period	763,196	$35.71	5.5	$3,347

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock-based compensation within operations and maintenance expenses	$13	$13	$25	$25
Income tax benefit	4	3	7	7

The following table summarizes restricted stock transactions for the six months ended June 30, 2023:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock at beginning of period	1,170	$42.75
Granted	-	-
Vested	-	-
Nonvested restricted stock at end of period	1,170	$42.75

There were no restricted stock awards granted during the six months ended June 30, 2023 and 2022.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock-based compensation within operations and maintenance expenses	$570	$165	$780	$357
Income tax benefit	160	47	219	103

The following table summarizes stock award transactions for the six months ended June 30, 2023:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	18,676	41.78
Vested	(18,676)	(41.78)
Nonvested stock awards at end of period	-	-

The weighted-average fair value at the date of grant for stock awards granted during the six months ended June 30, 2023 and 2022 was $41.78 and $46.66, respectively.

Note 10 – Pension Plans and Other Postretirement Benefits

The Company maintains a qualified defined benefit pension plan (the “Pension Plan”), a nonqualified pension plan, and other postretirement benefit plans for certain of its employees.

The following tables provide the components of net periodic benefit cost (credit) for the Company’s pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Service cost	$400	$707	$801	$1,414
Interest cost	4,309	3,202	8,617	6,403
Expected return on plan assets	(5,673)	(5,894)	(11,345)	(11,789)
Amortization of prior service cost	171	134	342	268
Amortization of actuarial loss	809	436	1,618	871
Net periodic benefit cost (credit)	$16	$(1,415)	$33	$(2,833)

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Other
	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Service cost	$337	$477	$674	$955
Interest cost	1,119	843	2,238	1,685
Expected return on plan assets	(1,093)	(1,126)	(2,186)	(2,251)
Amortization of actuarial loss	(330)	(334)	(659)	(668)
Net periodic benefit cost (credit)	$33	$(140)	$67	$(279)

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

There were no cash contributions made to the Pension Plan during the first six months of 2023.

Note 11 – Rate Activity

On July 27, 2023, the Company’s regulated water and wastewater operating subsidiary in Virginia, Aqua Virginia, filed an application with the State Corporation Commission designed to increase revenues by $6,911 annually.

On June 5, 2023, the Company’s regulated water and wastewater operating subsidiary in North Carolina, Aqua North Carolina, received an order from the North Carolina Utilities Commission designed to increase rates by $14,001 in the first year of new rates being implemented, then an additional $3,743 and $4,130 in the second and third years, respectively. In February 2023, the Company had implemented interim rates, based on an estimate of the final outcome of the order, and no refunds or additional billings are required for the difference between interim and final approved rates.

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

In January 2023, the Company’s two water utility operating divisions in Ohio that are regulated by local regulatory authorities implemented base rate increases designed to increase total operating revenues on an annual basis by $1,569. Further, one of the Company’s wastewater divisions in Indiana implemented a base rate increase designed to increase operating revenues on an annual basis by $134. Lastly, during the first six months of 2023, the Company implemented infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $1,919 in its water and wastewater utility operating divisions in Illinois and by $1,483 and $20,887 in its natural gas operating divisions in Kentucky and Pennsylvania, respectively.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

On December 30, 2022, our water and wastewater utility operating divisions in Ohio filed an application with the Public Utilities Commission of Ohio designed to increase rates by $9,816 annually.

On September 21, 2022, our regulated water and wastewater utility operating divisions in Ohio received an order from the Public Utilities Commission of Ohio designed to increase operating revenues by $5,483 annually. New rates for water and sewer service went into effect on September 21, 2022.

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

Note 12 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Property	$8,431	$8,239	$16,535	$16,253
Gross receipts, excise and franchise	4,175	4,017	8,205	8,117
Payroll	4,935	4,778	11,567	11,439
Regulatory assessments	1,715	1,812	3,398	3,577
Pumping fees	181	1,947	1,647	3,323
Other	911	927	1,874	2,018
Total taxes other than income	$20,348	$21,720	$43,226	$44,727

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents information about the Company’s reportable segments:

	Three Months Ended				Three Months Ended
	June 30, 2023				June 30, 2022
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$293,672	$138,983	$4,045	$436,700	$269,355	$167,729	$11,672	$448,756
Operations and maintenance expense	93,227	41,114	(833)	133,508	92,815	44,907	(2,741)	134,981
Purchased gas	-	39,665	2,268	41,933	-	63,392	11,751	75,143
Depreciation and amortization	53,231	32,188	242	85,661	50,260	29,131	(215)	79,176
Interest expense, net (a)	30,523	20,982	16,707	68,212	27,604	19,171	7,622	54,397
Allowance for funds used during construction	(2,940)	(484)	-	(3,424)	(5,347)	(804)	-	(6,151)
Provision for income taxes (benefit)	15,859	(13,314)	(2,808)	(263)	13,847	(5,170)	(577)	8,100
Net income (loss)	90,027	13,630	(12,389)	91,268	76,342	11,478	(5,529)	82,291

	Six Months Ended				Six Months Ended
	June 30, 2023				June 30, 2022
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$560,972	580,278	$21,900	$1,163,150	$508,553	612,912	$26,566	$1,148,031
Operations and maintenance expense	176,029	98,264	(2,791)	271,502	178,903	104,359	(5,700)	277,562
Purchased gas	-	281,521	16,727	298,248	-	280,698	22,157	302,855
Depreciation and amortization	106,698	62,316	441	169,455	98,976	58,835	(289)	157,522
Interest expense, net (a)	60,236	48,489	31,336	140,061	55,159	39,823	12,442	107,424
Allowance for funds used during construction	(7,886)	(1,226)	-	(9,112)	(10,496)	(1,493)	(1)	(11,990)
Provision for income taxes (benefit)	29,373	(56,798)	(4,475)	(31,900)	21,346	(31,645)	1,166	(9,133)
Net income (loss)	167,429	137,176	(21,903)	282,702	136,885	150,964	(6,182)	281,667
Capital expenditures	329,862	215,212	2,526	547,600	216,612	207,394	639	424,645

(a) The regulated water and regulated natural gas segments report interest expense that includes long-term debt that was pushed-down to the regulated operating subsidiaries from Essential Utilities, Inc.

	June 30,	December 31,
	2023	2022
Total assets:
Regulated water	$9,144,894	$8,792,633
Regulated natural gas	6,548,153	6,528,654
Other	408,888	397,820
Consolidated	$16,101,935	$15,719,107

Note 14 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of June 30, 2023, the aggregate amount of $19,427 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

insurance coverage for certain of these loss contingencies, and as of June 30, 2023, estimates that approximately $1,428 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

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

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $2,327 at June 30, 2023 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 15 – Income Taxes

The Company’s effective tax rate was (0.3)% and (12.7)% for the three and six months ended June 30, 2023, respectively.  The Company’s effective tax rate was 9.0% and (3.4)% for the three and six months ended June 30, 2022, respectively. The decreases in the effective tax rate for the second quarter and first half of the year are primarily attributed to the increase in income tax benefits associated with the tax deduction for qualifying infrastructure. In determining its interim tax provision, the Company reflects its estimated permanent and flow-through tax differences for the taxable year. The Company uses the flow-through method to account for the tax deduction for qualifying utility infrastructure at its regulated Pennsylvania and New Jersey subsidiaries.

The statutory Federal tax rate is 21.0% for the six months ended June 30, 2023 and 2022. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.99% for all periods presented. On July 8, 2022, Pennsylvania enacted House Bill 1342 into law, which among other things, reduces Pennsylvania’s corporate income tax rate from 9.99% to 8.99% beginning January 1, 2023, and an additional 0.5% annually through 2031, when it reaches to 4.99%. The Company evaluated the impacts of the tax rate change and recorded, in the year ended December 31, 2022, a reduction to our deferred tax liabilities of $244,537 with a corresponding reduction primarily to our regulatory assets.

In April 2023, the Internal Revenue Service issued Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. The Company is evaluating the safe harbor and intends to adopt the methodology on its 2023 tax return. Based on the tax legislative guidance that was issued, the Company reevaluated the uncertain tax positions and ultimately released a portion of its historical income tax reserves. Concurrently, the Company deferred this tax benefit from the reserve release as a regulatory liability, as the accounting treatment is expected to be determined in the next rate case.

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

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: the expected timing of closing of our acquisitions; the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions. Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include, among others, the effects of regulation, abnormal weather, geopolitical forces, the impact of inflation and supply chain pressures, changes in capital requirements and funding, our ability to close acquisitions, changes to the capital markets, the COVID-19 pandemic, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and the Form 10-Q for the quarter ended March 31, 2023 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such reports. As a result, readers are cautioned not to place undue reliance on any forward-looking statements. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Recent Developments

Macroeconomic Factors

Macroeconomic factors and uncertainties continue to affect the overall business climate as well as our business. Inflation, higher interest rates, and supply chain pressures resulted to an increase in our operating and capital spending requirements in 2022 and 2023 to date, which we expect to continue through the remainder of 2023. We continue to pursue enhancements to our regulatory practices to facilitate the efficient recovery of the increased cost of providing services and infrastructure improvements in our rates and mitigate the inherent regulatory lag associated with traditional rate making processes.

Environmental Compliance

Provision of water and wastewater services is subject to regulation under the federal Safe Drinking Water Act, the Clean Water Act, and related state laws, and under federal and state regulations issued under these laws. These laws and regulations establish criteria and standards for drinking water and for wastewater discharges. On March 14, 2023, the U.S. Environmental Protection Agency (“EPA”) announced the proposed National Primary Drinking Water Regulation (“NPDWR”) for the treatment of six per- and polyfluoroalkyl substances or compounds (“PFAS”). The Company submitted comments on the proposed rulemaking, and it is expected that the EPA will finalize the regulation by early 2024.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

We expect that the regulation, once finalized, will result in changes to or addition of certain treatment processes that will require increased capital expenditures and operating expenses. The Company continues to advocate for actions to hold polluters accountable and is part of the Multi-District Litigation and other legal actions against multiple PFAS manufacturers and polluters to attempt to ensure that the ultimate responsibility for the cleanup of these contaminants is attributed to the polluters. Capital expenditures and operating costs required as a result of water quality standards have been traditionally recognized by state utility commissions as appropriate for inclusion in establishing rates; however, we are also actively applying for grants and low interest loans, whenever possible, to reduce the overall cost to customers.

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

Our operating cash flow can be significantly affected by changes in operating working capital, especially during periods with significant changes in natural gas commodity prices and also the timing of our natural gas inventory purchases.  Cash flow from operations was $621,422 for the first half of 2023, compared to $416,302 for the first half of 2022. The net change in working capital and other assets and liabilities resulted in an increase in cash from operations of $185,901 for the first half of 2023 compared to a decrease of $12,299 for the first half of 2022. The net change in working capital for the first half of 2023 as compared to the first half of 2022 was primarily due to a larger change in inventory – gas stored during the first half of 2023 as a result of a higher cost of gas.

During the first six months of 2023, we incurred $547,600 of capital expenditures, expended $25,793 for the acquisition of a wastewater utility system, issued $384,715 of long-term debt, repaid short-term debt, and made sinking fund contributions and other long-term debt repayments in aggregate of $317,061. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, information technology improvements, and other enhancements and improvements. The proceeds from the issuance of long-term debt, including borrowings from our revolving credit facility, were used for capital expenditures, repayment of existing indebtedness, general corporate purposes, and acquisitions. Cash flows used in financing activities were higher during the first half of 2023 principally as a result of a greater amount for the paydown of loans payable associated with the financing of inventory.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

On October 14, 2022, the Company entered into at-the market sales agreements (“ATM”) with third-party sales agents, under which the Company may offer and sell shares of its common stock, from time to time, at its option, having an aggregate gross offering price of up to $500,000 pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-255235). The Company intends to use the net proceeds from the sales of shares through the ATM for working capital, capital expenditures, water and wastewater utility acquisitions and repaying outstanding indebtedness. As of December 31, 2022, the Company had issued 1,321,994 shares of common stock for net proceeds of $63,040 under the ATM. In January 2023, the Company issued 399,128 shares of common stock for net proceeds of $19,294 under the ATM. No shares were issued under the ATM in the quarter ended June 30, 2023.

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

At June 30, 2023, we had $11,642 of cash and cash equivalents compared to $11,398 at December 31, 2022. During the first six months of 2023, we used the proceeds from long-term debt and the issuance of common stock, as well as internally generated funds to fund the cash requirements discussed above and to pay dividends.

At June 30, 2023 our $1,000,000 unsecured revolving credit facility, which expires in December 2027, had $305,362 available for borrowing. Additionally, at June 30, 2023, we had short-term lines of credit of $435,500, primarily used for working capital, of which $382,839 was available for borrowing. On June 29, 2023, Aqua Pennsylvania and Peoples Natural Gas Companies amended the terms of its respective $100,000 and $300,000 364-day revolving credit agreements by extending the maturity dates to June 27, 2024 and updated the adjustment on the Bloomberg Short-Term Bank Yield Index (BSBY) floating rate.  Our short-term lines of credit of $435,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

As of June 30, 2023, our credit ratings remained at investment grade levels. In July 2023, S&P affirmed an A credit rating for the Company and its subsidiaries, Aqua Pennsylvania and Peoples Natural Gas Companies, and revised its outlook from stable to negative for the companies, citing weakening financial measures as a result of inflationary pressures and our significant capital spending. However, as can be noted in their report, S&P continues to assess our business risk profile as excellent, considering our low-risk and rate-regulated water and gas distribution operations in credit-supportive regulatory environments, our geographic and regulatory diversity, our large and stable residential and commercial customer base, and our solid and reliable operations.  In May 2022, Moody’s Investors Service (“Moody’s”) affirmed its Baa2 rating on the Company with a stable outlook. The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, its ability to fund capital expenditures in a balanced manner using both debt and equity, and its ability to generate cash flow.  A material downgrade of our credit rating may result in the imposition of additional financial

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

and/or other covenants, impact the market prices of equity and debt securities, increase our borrowing costs, and adversely affect our liquidity, among other things. Management continues to enhance our regulatory practices to address regulatory lag and recover capital project costs and increases in operating costs efficiently and timely through various rate-making mechanisms.

Results of Operations

Consolidated Results of Operations

Consolidated financial and operational highlights for the periods ended June 30, 2023 and 2022 are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues	$436,700	$448,756	$1,163,150	$1,148,031
Operations and maintenance expense	$133,508	$134,981	$271,502	$277,562
Purchased gas	$41,933	$75,143	$298,248	$302,855
Net income	$91,268	$82,291	$282,702	$281,667

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	30.6%	30.1%	23.3%	24.2%
Purchased gas	9.6%	16.7%	25.6%	26.4%
Depreciation and amortization	19.6%	17.6%	14.6%	13.7%
Taxes other than income taxes	4.7%	4.8%	3.7%	3.9%
Interest expense, net of interest income	15.6%	12.1%	12.0%	9.4%
Net income	20.9%	18.3%	24.3%	24.5%

Effective tax rate	-0.3%	9.0%	-12.7%	-3.4%

Three months ended June 30, 2023 compared with three months ended June 30, 2022

Consolidated operating revenues decreased by $12,056 or 2.7% as compared to the same period in 2022. Revenues from our Regulated Water segment increased by $24,317. Revenues from our Regulated Natural Gas and Other business segment decreased by $28,746 and $7,627, respectively. A detailed discussion of the factors contributing to the changes in segment revenue is included below under the section, Segment Results of Operations. The decrease in our Other business segment revenue is due to lower revenues from our non-regulated natural gas operations primarily as a result of lower average gas prices and lower gas usage in the current period as compared to the prior period.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Consolidated operations and maintenance expense decreased by $1,473 or 1.1%, primarily due to:

•decrease in customer assistance surcharge costs of $2,761 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues;

•decrease in insurance expense of $1,326 in our Regulated Natural Gas segment;

•decrease in outside services, maintenance expenses and other operating expenses in our Regulated Water segment of $4,366, primarily due to lower water main break activity and higher capitalization as a result of greater capital spend during the period; offset by,

•increase in production costs for water and wastewater operations of $4,428, primarily due to higher chemical prices and increased purchased water costs;

•increase in transportation costs of $730;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $964; and,

•increase in employee related costs, primarily due to higher headcount and employee benefits, net of lower pension cost;

•expenses of $161, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2023.

Purchased gas decreased by $33,210 or 44.2%. Purchased gas represents the cost of gas sold by Peoples, which for the regulated gas business has a corresponding offset in revenue. The expense decreased primarily due to lower gas usage and lower average cost of gas withdrawn from storage during the second quarter of 2023 as compared to the same period in the prior year.

Depreciation and amortization expense increased by $6,485 or 8.2% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new utility systems.

Taxes other than income taxes decreased by $1,372 or 6.3% largely due to the decrease in pumping fees in our Aqua Texas subsidiary.

Other expense, net - Interest expense, net of interest income increased by $13,815 or 25.4% for the quarter primarily due to the increase in average borrowings and higher interest rates on our revolving lines of credit and our 2022 and 2023 long term borrowings.

Allowance for funds used during construction (“AFUDC”) decreased by $2,727 or by 44.3% due to the decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Other income, inclusive of gain on sale of other assets, decreased by $358 or by 39.7% primarily due to lower net pension and post-retirement non-service benefit in 2023 compared to 2022.

Income tax benefit - Our effective income tax rate was (0.3)% in the second quarter of 2023 and 9.0% in the second quarter of 2022. The decrease in the effective tax rate for the second quarter of the year is primarily attributed to the increase in income tax benefits associated with the tax deduction for qualifying infrastructure in our Regulated Natural Gas segment.

Six months ended June 30, 2023 compared with six months ended June 30, 2022

Consolidated operating revenues increased by $15,119 or 1.3% for the six months ended June 30, 2023, as compared to the same period in 2022. Revenues from our Regulated Water segment increased by $52,419. Revenues from our Regulated Natural Gas segment and Other business segment decreased by $32,634 and $4,666, respectively. A detailed discussion of the factors contributing to the changes in segment net revenue is included below under the section, Segment Results of Operations. The decrease in our Other business segment revenue is due to lower revenues from our non-regulated natural gas operations primarily as a result of lower average gas prices and lower gas usage in the current period as compared to the prior period.

Consolidated operations and maintenance decreased by $6,060 or 2.2%, primarily due to:

•decrease in customer assistance surcharge costs of $5,300 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues;

•decrease in bad debt expense of $1,199 as a result of improvement in the age of receivables;

•decrease in outside services, maintenance expenses, and other operating expenses in our Regulated Water segment of $4,463, primarily due to lower water main break activity and higher capitalization as a result of greater capital spend during the period;

•decrease in insurance expense of $1,407 due to lower claims;

•an asset impairment charge recognized in the first quarter of 2022 of $1,801 to write down a portion of the right of use asset of our Regulated Natural Gas segment’s office space to fair value;

•decrease in postretirement benefit expense of $4,200 in our Regulated Water segment; offset by,

•increase in materials and supplies expense in our Regulated Natural Gas segment of $1,576;

•increase in production costs for water and wastewater operations of $7,321, primarily due to higher chemical prices and increased purchased water costs;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $2,594; and,

•expenses of $273, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2023.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Purchased gas decreased by $4,607 or 1.5%. Purchased gas represents the cost of gas sold by Peoples for the regulated and non-regulated gas business and has a corresponding offset in revenue. The slight decrease is the result of lower gas usage in first six months of 2023 offset by the higher average cost of gas withdrawn from storage during the first quarter of 2023.

Depreciation and amortization expense increased by $11,933 or 7.6% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new utility systems.

Taxes other than income taxes decreased by $1,501 or 3.4% largely due to the decrease in pumping fees in our Aqua Texas subsidiary.

Interest expense, net of interest income, increased by $32,637 or 30.4% for the period primarily due to the increase in average borrowings and higher interest rates on our revolving lines of credit and our 2022 and 2023 long term borrowings.

Allowance for funds used during construction (“AFUDC”) decreased by $2,878 or by 24.0% due to the decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other income, inclusive of gain on sale of assets, decreased by $1,571 or by 60.4% compared to the same period in the prior year. During the first half of 2023, there were lower credits recognized from postretirement benefits as compared with the same period in the prior year.

Our effective income tax rate was (12.7)% in the first six months of 2023 and (3.4)% in the first six months of 2022. The decrease in the effective tax rate is primarily attributed to an increase in our income tax benefit associated with the tax deduction for qualifying infrastructure in our Regulated Natural Gas segment.

Segment Results of Operations

Regulated Water Segment

Our Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies which are organized by the states where the Company provides water and wastewater services. The Regulated Water segment is aggregated into one reportable segment.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The following tables present selected operating results and statistics for our Regulated Water segment for the periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues	$293,672	$269,355	$560,972	$508,553
Operations and maintenance expense	$93,227	$92,815	$176,029	$178,903
Segment net income	$90,027	$76,342	$167,429	$136,885

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	31.7%	34.5%	31.4%	35.2%
Depreciation and amortization	18.1%	18.7%	19.0%	19.5%
Taxes other than income taxes	4.8%	5.8%	5.3%	6.2%
Interest expense, net of interest income	10.4%	10.2%	10.7%	10.8%
Segment net income	30.7%	28.3%	29.8%	26.9%

Effective tax rate	15.0%	15.4%	14.9%	13.5%

Three months ended June 30, 2023 compared with three months ended June 30, 2022

Revenues from our Regulated Water segment increased by $24,317 or 9.0% for the first quarter of 2023 as compared to the same period in 2022, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $19,699;

•additional water and wastewater revenues of $2,956 associated with a larger customer base due to utility acquisitions and organic growth; and,

•increase in volume consumption of $1,866 as a result of warmer weather conditions in the second quarter of 2023.

Operations and maintenance expense for the three months ended June 30, 2023 increased by $412 or 0.4% primarily due to the following:

•decrease in outside services, maintenance expenses and other operating expenses of $4,366; primarily due to lower water main break activity and higher capitalization as a result of greater capital spend during the period; offset by,

•increase in production costs for water and wastewater operations of $4,428, primarily due to higher chemical prices and increased purchased water costs;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $964; and,

•expenses of $161, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2023.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Depreciation and amortization increased by $2,971 or 5.9% primarily due to continued capital investment to expand and improve our utility facilities and our acquisitions of new utility systems.

Other expense, net – Interest expense, net, increased by $2,919 or 10.6% for the quarter primarily due to an increase in average borrowings and increased borrowing costs.

AFUDC decreased by $2,407 or by 45.0% due to the decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other income, inclusive of gain on sale of other assets, decreased by $1,297 or by 75.1% primarily due to lower net pension and post-retirement non-service benefit during the second quarter of 2023 compared to 2022.

Provision for income tax – Our effective income tax rate for our Regulated Water Segment was an expense of 15.0% in the second quarter of 2023, compared to an expense of 15.4% in the second quarter of 2022. The decrease in the effective tax rate is primarily the result of changes in the jurisdictional earnings mix.

Six months ended June 30, 2023 compared with six months ended June 30, 2022

Revenues increased by $52,419 or 10.3% for the first six months of 2023 as compared to the same period in 2022, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $38,997;

•additional water and wastewater revenues of $7,850 associated with a larger customer base due to utility acquisitions and organic growth;

•increase in volume consumption of $1,622 as a result of warmer weather conditions in 2023; and,

•increase in non-utility revenue of $4,509, primarily due to higher developer fees earned during Q1 of 2023.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Operations and maintenance expense for the six months ended June 30, 2023 decreased by $2,874 or 1.6% primarily due to the following:

•lower outside services, maintenance expenses and other operating expenses of $4,463, primarily due to lower water main break activity and higher capitalization as a result of greater capital spend during the period;

•lower insurance expense of $1,131 due to lower claims;

•decrease in bad debt expenses of $1,245 as a result of improvement in the age of receivables;

•decrease in postretirement benefit expense of $4,200; offset by,

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $2,594;

•increase in production costs for water and wastewater operations of $7,321; and,

•expenses of $273, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2023.

Depreciation and amortization increased by $7,722 or 7.8% primarily due to continued capital investment, offset by a change in the amortization of a regulated liability in 2022.

Interest expense, net, increased by $5,078 or 9.2% for the quarter primarily due to an increase in average borrowings.

AFUDC decreased by $2,610 or 24.9% due to the decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Our effective income tax rate for our Regulated Water Segment was an expense of 14.9% in the first six months of 2023, compared to an expense of 13.5% in the first six months of 2022. The increase the effective tax rate is primarily the result of changes in the jurisdictional earnings mix.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The following tables present selected operating results and statistics for our Regulated Natural Gas segment, for the periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues	$138,983	$167,729	$580,278	$612,912
Operations and maintenance expense	$41,114	$44,907	$98,264	$104,359
Purchased gas	$39,665	$63,392	$281,521	$280,698
Segment net income	$13,630	$11,478	$137,176	$150,964

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	29.6%	26.8%	16.9%	17.0%
Purchased gas	28.5%	37.8%	48.5%	45.8%
Depreciation and amortization	23.2%	17.4%	10.7%	9.6%
Taxes other than income taxes	3.9%	3.3%	1.9%	1.9%
Interest expense, net of interest income	15.1%	11.4%	8.4%	6.5%
Segment net income	9.8%	6.8%	23.6%	24.6%

Effective tax rate	-4213.3%	-82.0%	-70.7%	-26.5%

Three months ended June 30, 2023 compared with three months ended June 30, 2022

Operating revenues from the Regulated Natural Gas segment decreased by $28,746 or by 17.1% due to:

•impact of lower gas cost of $23,727 during the quarter as compared to the prior period;

•lower gas usage of $4,663, primarily due to warmer weather conditions in 2023 compared to the prior period; and,

•decrease in customer assistance surcharge of $2,761, which has an equivalent offsetting amount in operations and maintenance expense.

Operations and maintenance expense for the three months ended June 30, 2023 decreased by $3,793 or 8.4% primarily due to the following:

•decrease in customer assistance surcharge costs of $2,761, which has an equivalent offsetting amount in revenues; and,

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•decrease in insurance expense of $1,326 due to lower claims.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Fluctuations in the cost of purchased gas impact operating revenues on a dollar-for-dollar basis, but do not impact gross margin. Purchased gas decreased by $23,727 or 37.4%. The expense decreased primarily due to lower gas usage and lower average cost of gas withdrawn from storage and during the second quarter of 2023 as compared to the same period in the prior year.

Depreciation and amortization increased by $3,057 or 10.5% primarily due to continued capital investment, offset by lower depreciation due to an increase in assets that are fully depreciated as of the current quarter.

Taxes other than income taxes decreased by $125 or 2.2%.

Other expense, net – Interest expense, net, increased by $1,811 or 9.4% for the quarter due to an increase in average borrowings, and an increase in average interest rates.

AFUDC decreased by $320 due to the decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Income tax benefit – Our effective income tax rate decreased significantly in the second quarter of 2023, compared to the second quarter of 2022. The change in the effective tax rate is primarily attributed to an increase in the income tax benefit associated with the tax deduction for qualifying infrastructure in our Regulated Natural Gas segment.

Six months ended June 30, 2023 compared with six months ended June 30, 2022

Operating revenues from the Regulated Natural Gas segment decreased by $32,634 or 5.3% due to:

•lower gas usage of $35,151, primarily due to warmer weather conditions in 2023 compared to the prior period;

•decrease in customer assistance surcharge of $5,300, which has an equivalent offsetting amount in operations and maintenance expense; and offset by,

•an increase of $3,499 due to higher rates and other surcharges, largely resulting from the weather normalization charge in Kentucky and favorable merchant function charge rider in Pennsylvania during the first quarter of the year.

The Regulated Natural Gas segment is subject to seasonal fluctuations with the peak usage period occurring in the heating season which generally runs from October to March.  A heating degree day (HDD) is each degree that the average of the high and low temperatures for a day is below 65 degrees

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Fahrenheit in a specific geographic location.  Particularly during the heating season, this measure is used to reflect the demand for natural gas needed for heating based on the extent to which the average temperature falls below a reference temperature above which no heating is required (65 degrees Fahrenheit).  During the first half of 2023, we experienced actual HDDs of 2,931 days, which was warmer by 16.5% than the actual HDDs of 3,512 days in the first six months of 2022 for Pittsburgh Pennsylvania, which we use as a proxy for our western Pennsylvania service territory.  As a result, the operating revenue impact of the lower demand for gas volume was $35,151 and is largely attributed to the warmer weather experienced during the first half in 2023.

Operations and maintenance expense for the six months ended June 30, 2023 decreased by $6,095 or 5.8% primarily due to the following:

•decrease in customer assistance surcharge costs of $5,300, which has an equivalent offsetting amount in revenues;

•an asset impairment charge recognized in the first quarter of 2022 of $1,801 to write down a portion of the right of use asset of our Regulated Natural Gas segment’s office space to fair value;

•decrease in insurance expense of $1,878 due to lower claims; offset by,

•increase in materials and supplies of $1,576.

Purchased gas increased by $823 or 0.3%. The slight increase is the result of lower gas usage in first six months of 2023 offset by the higher average cost of gas withdrawn from storage during the first quarter of 2023.

Depreciation and amortization increased by $3,481 or 5.9% primarily due to continued capital investment in pipe replacement.

Taxes other than income taxes decreased by $695 or 5.9% mainly due to lower sales and use taxes.

Interest expense, net, increased by $8,666 or 21.8% due to an increase in average borrowings, and an increase in average interest rates.

AFUDC decreased by $268 due to the decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Our effective income tax rate was a benefit of 70.7% in the first half of 2023 and a benefit of 26.5% in the first half of 2022. The change in the effective tax rate is primarily attributed to the increase in the income tax benefit associated with the tax deduction for qualifying infrastructure in our Regulated Natural Gas segment.

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

(b)Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, under “Part 1, Item 1A – Risk Factors” and in our Form 10-Q for the quarter ended March 31, 2023.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended June 30, 2023:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
April 1-30, 2023	194	$44.76	-	-
May 1-31, 2023	305	$42.52	-	-
June 1-30, 2023	472	$41.59	-	-
Total	971	$42.51	-	-

(1)These amounts consist of 971 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the award vesting.

Item 5 - Other Information

During the quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6 – Exhibits

Exhibit No.	Description
10.1*	Seventh Amendment to Credit Agreement, dated June 29, 2023, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A., TD Bank, N.A., and The Huntington National Bank

10.2*	Second Amendment to Credit Agreement, dated June 29, 2023, by and between PNG Companies, LLC and PNC Bank National Association, TD Bank, N.A. and Citizens Bank N.A.

31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 8, 2023

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer