Form 10-Q
period 2023-09-30
Essential Utilities, Inc.
filed 2023-11-07
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 23, 2023: 273,165,817

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Assets	2023	2022
Property, plant and equipment, at cost	$14,681,336	$13,737,387
Less: accumulated depreciation	2,834,771	2,606,441
Net property, plant and equipment	11,846,565	11,130,946

Current assets:
Cash and cash equivalents	8,505	11,398
Accounts receivable, net	133,735	206,324
Unbilled revenues	75,101	170,504
Inventory - materials and supplies	48,811	46,592
Inventory - gas stored	78,634	153,143
Current assets held for sale	7,461	11,167
Prepayments and other current assets	31,409	39,759
Regulatory assets	25,692	19,272
Total current assets	409,348	658,159

Regulatory assets	1,564,056	1,342,753
Deferred charges and other assets, net	191,958	166,653
Funds restricted for construction activity	1,370	1,342
Goodwill	2,340,661	2,340,792
Non-current assets held for sale	37,327	32,124
Operating lease right-of-use assets	37,836	41,734
Intangible assets	3,672	4,604
Total assets	$16,432,793	$15,719,107

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

ShareBasedCompensationArrangementByShareBasedPaymentAwardEquityInstrumentsOtherThanOptionsVestedInPeriod

	September 30,	December 31,
Liabilities and Equity	2023	2022
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 276,471,716 and 266,973,321 as of September 30, 2023 and December 31, 2022	$138,235	$133,486
Capital in excess of par value	4,131,834	3,793,262
Retained earnings	1,739,271	1,534,331
Treasury stock, at cost, 3,305,899 and 3,236,237 shares as of September 30, 2023 and December 31, 2022	(86,783)	(83,693)
Total stockholders' equity	5,922,557	5,377,386

Long-term debt, excluding current portion	6,501,254	6,418,039
Less: debt issuance costs	45,214	46,982
Long-term debt, excluding current portion, net of debt issuance costs	6,456,040	6,371,057
Commitments and contingencies (See Note 14)

Current liabilities:
Current portion of long-term debt	218,619	199,356
Loans payable	131,832	228,500
Accounts payable	191,924	238,843
Book overdraft	19,688	28,694
Accrued interest	81,429	47,063
Accrued taxes	29,113	34,393
Liabilities related to assets held for sale	2,669	3,263
Regulatory liabilities	80,190	35,276
Dividends payable	-	75,808
Other accrued liabilities	141,104	130,673
Total current liabilities	896,568	1,021,869

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,486,979	1,345,766
Customers' advances for construction	129,139	114,732
Regulatory liabilities	825,659	778,754
Asset retirement obligations	845	843
Operating lease liabilities	35,133	37,666
Non-current liabilities related to assets held for sale	758	974
Pension and other postretirement benefit liabilities	32,380	31,244
Other	24,326	28,562
Total deferred credits and other liabilities	2,535,219	2,338,541

Contributions in aid of construction	622,409	610,254
Total liabilities and equity	$16,432,793	$15,719,107

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Three Months Ended
	September 30,
	2023	2022
Operating revenues	$411,255	$434,618

Operating expenses:
Operations and maintenance	147,018	151,361
Purchased gas	16,590	52,041
Depreciation	84,348	80,471
Amortization	1,687	2,259
Taxes other than income taxes	24,207	22,625
Total operating expenses	273,850	308,757

Operating income	137,405	125,861

Other expense (income):
Interest expense	68,590	60,488
Interest income	(942)	(1,510)
Allowance for funds used during construction	(5,455)	(5,812)
Loss (gain) on sale of other assets	285	(299)
Other	(1,438)	(441)
Income before income taxes	76,365	73,435
Provision for income taxes (benefit)	(3,711)	4,797
Net income	$80,076	$68,638

Comprehensive income	$80,076	$68,638

Net income per common share:
Basic	$0.30	$0.26
Diluted	$0.30	$0.26

Average common shares outstanding during the period:
Basic	266,767	262,213
Diluted	267,176	262,754

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022
Operating revenues	$1,574,405	$1,582,649

Operating expenses:
Operations and maintenance	418,520	428,923
Purchased gas	314,838	354,896
Depreciation	252,208	235,774
Amortization	3,282	4,478
Taxes other than income taxes	67,433	67,352
Total operating expenses	1,056,281	1,091,423

Operating income	518,124	491,226

Other expense (income):
Interest expense	210,440	169,345
Interest income	(2,731)	(2,943)
Allowance for funds used during construction	(14,567)	(17,802)
Gain on sale of other assets	(184)	(777)
Other	(2,001)	(2,566)
Income before income taxes	327,167	345,969
Income tax benefit	(35,611)	(4,336)
Net income	$362,778	$350,305

Comprehensive income	$362,778	$350,305

Net income per common share:
Basic	$1.37	$1.34
Diluted	$1.37	$1.33

Average common shares outstanding during the period:
Basic	265,135	262,089
Diluted	265,688	262,641

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		September 30,	December 31,
		2023	2022
Stockholders' equity:
Common stock, $0.50 par value		$138,235	$133,486
Capital in excess of par value		4,131,834	3,793,262
Retained earnings		1,739,271	1,534,331
Treasury stock, at cost		(86,783)	(83,693)
Total stockholders' equity		5,922,557	5,377,386

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	1,411	1,875
1.00% to 1.99%	2023 to 2039	7,730	8,369
2.00% to 2.99%	2024 to 2058	208,425	209,755
3.00% to 3.99%	2023 to 2056	1,315,519	1,351,432
4.00% to 4.99%	2023 to 2059	1,398,614	1,403,313
5.00% to 5.99%	2023 to 2061	313,698	14,357
6.00% to 6.99%	2026 to 2036	31,000	31,000
7.00% to 7.99%	2025 to 2027	28,188	28,378
8.00% to 8.99%	2025	1,488	2,116
9.00% to 9.99%	2026	11,800	11,800
		3,317,873	3,062,395

Notes payable to bank under revolving credit agreement, variable rate, due 2027		347,000	490,000
Unsecured notes payable:
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59% due 2029 through 2050		1,125,000	1,125,000
Notes at 4.28%, due 2049		500,000	500,000
Notes at 5.30%, due 2052		500,000	500,000
Notes at 5.95%, due 2023 through 2034		30,000	40,000
Total long-term debt		6,719,873	6,617,395

Current portion of long-term debt		218,619	199,356
Long-term debt, excluding current portion		6,501,254	6,418,039
Less: debt issuance costs		45,214	46,982
Long-term debt, excluding current portion, net of debt issuance costs		6,456,040	6,371,057

Total capitalization		$12,378,597	$11,748,443

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2022	$133,486	$3,793,262	$1,534,331	$(83,693)	$5,377,386
Net income	-	-	191,434	-	191,434
Dividends of March 1, 2023 ($0.2870 per share)	-	-	(1)	-	(1)
Dividends of June 1, 2023 declared ($0.2870 per share)	-	-	(75,876)	-	(75,876)
Issuance of common stock under dividend reinvestment plan (97,315 shares)	49	4,068	-	-	4,117
Issuance of common stock from at-the-market sale agreements (399,128 shares)	200	19,094	-	-	19,294
Repurchase of stock (88,051 shares)	-	-	-	(3,911)	(3,911)
Equity compensation plan (222,782 shares)	111	(111)	-	-	-
Exercise of stock options (2,917 shares)	2	101	-	-	103
Stock-based compensation	-	3,410	(267)	-	3,143
Other	-	(20)	-	273	253
Balance at March 31, 2023	$133,848	$3,819,804	$1,649,621	$(87,331)	$5,515,942
Net income	-	-	91,268	-	91,268
Dividends of June 1, 2023 ($0.2870 per share)	-	-	(1)	-	(1)
Issuance of common stock under dividend reinvestment plan (102,676 shares)	51	3,901	-	-	3,952
Repurchase of stock (971 shares)	-	-	-	(42)	(42)
Equity compensation plan (17,054 shares)	9	(9)	-	-	-
Exercise of stock options (3,026 shares)	1	105	-	-	106
Stock-based compensation	-	3,515	(206)	-	3,309
Other	-	(117)	-	281	164
Balance at June 30, 2023	$133,909	$3,827,199	$1,740,682	$(87,092)	$5,614,698
Net income	-	-	80,076	-	80,076
Dividends of September 1, 2023 ($0.3071 per share)	-	-	(81,230)	-	(81,230)
Issuance of common stock under dividend reinvestment plan (113,043 shares)	56	3,936	-	-	3,992
Issuance of common stock from at-the-market sale agreements (8,539,711 shares)	4,270	299,419	-	-	303,689
Repurchase of stock (48 shares)	-	-	-	(2)	(2)
Equity compensation plan (133 shares)	-	-	-	-	-
Exercise of stock options (610 shares)	-	20	-	-	20
Stock-based compensation	-	1,967	(257)	-	1,710
Other	-	(707)	-	311	(396)
Balance at September 30, 2023	$138,235	$4,131,834	$1,739,271	$(86,783)	$5,922,557

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

Click or tap here to enter text.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$362,778	$350,305
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	255,490	240,252
Deferred income taxes	(40,541)	(12,794)
Provision for doubtful accounts	17,021	18,519
Stock-based compensation	8,929	8,164
Gain on sale of utility systems and other assets	(184)	(777)
Net change in receivables, deferred purchased gas costs, inventory and prepayments	265,922	(116,804)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(5,266)	65,845
Pension and other postretirement benefits contributions	(20,343)	(20,390)
Other	(39,237)	(13,161)
Net cash flows from operating activities	804,569	519,159
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $4,502 and $4,527	(874,491)	(719,688)
Acquisitions of utility systems, net	(45,303)	(104,383)
Net proceeds from the sale of utility systems and other assets	634	797
Other	451	205
Net cash flows used in investing activities	(918,709)	(823,069)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	13,151	10,732
Repayments of customers' advances	(5,222)	(1,726)
Net proceeds (repayments) of short-term debt	(96,668)	148,235
Proceeds from long-term debt	681,203	944,882
Repayments of long-term debt	(570,634)	(521,792)
Change in cash overdraft position	(9,006)	(64,326)
Proceeds from issuance of common stock under dividend reinvestment plan	12,061	12,421
Proceeds from issuance of common stock from at-the-market sale agreement	322,983	-
Proceeds from exercised stock options	229	1,909
Repurchase of common stock	(3,955)	(1,056)
Dividends paid on common stock	(232,916)	(213,354)
Other	21	784
Net cash flows from financing activities	111,247	316,709
Net change in cash and cash equivalents	(2,893)	12,799
Cash and cash equivalents at beginning of period	11,398	10,567
Cash and cash equivalents at end of period	$8,505	$23,366

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$106,150	$97,777
Non-cash utility property contributions	36,913	21,736

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at September 30, 2023, the unaudited consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2023, and the unaudited consolidated statements of cash flows and of equity for the nine months ended September 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of only recurring accruals, which are necessary to present a fair statement of its consolidated balance sheets, consolidated statements of equity, consolidated statements of operations and comprehensive income, and consolidated cash flow for the periods presented, have been made.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	September 30, 2023				September 30, 2022
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$173,331	$36,096	$46,501	$-	$173,798	$32,806	$65,631	$-
Commercial	49,699	9,396	9,577	-	49,026	8,769	15,180	-
Fire protection	10,350	-	-	-	9,934	-	-	-
Industrial	9,438	500	353	-	9,291	466	990	-
Gas transportation & storage	-	-	26,636	-	-	-	26,824	-
Other water	15,549	-	-	-	11,920	-	-	-
Other wastewater	-	2,827	-	-	-	2,175	-	-
Other utility	-		11,731	2,898	-	-	11,096	2,362
Revenues from contracts with customers	258,367	48,819	94,798	2,898	253,969	44,216	119,721	2,362
Alternative revenue program	434	73	-	-	669	60	-	-
Other and eliminations	-	-	-	5,866	545	-	-	13,076
Consolidated	$258,801	$48,892	$94,798	$8,764	$255,183	$44,276	$119,721	$15,438

	Nine Months Ended				Nine Months Ended
	September 30, 2023				September 30, 2022
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$487,704	$103,632	$415,207	$-	$454,628	$89,954	$446,679	$-
Commercial	137,427	26,643	91,031	-	125,171	21,807	91,073	-
Fire protection	30,794	-	-	-	28,674	-	-	-
Industrial	25,584	1,587	2,613	-	24,076	1,242	3,789	-
Gas transportation & storage	-	-	129,151	-	-	-	146,571	-
Other water	36,310	-	-	-	45,170	-	-	-
Other wastewater	-	8,291	-	-	-	8,180	-	-
Other utility	-	-	35,653	11,706	-		46,162	8,602
Revenues from contracts with customers	717,819	140,153	673,655	11,706	677,719	121,183	734,274	8,602
Alternative revenue program	1,603	282	1,421	-	2,393	(128)	-	-
Other and eliminations	-	-	-	27,766	-	-	-	38,606
Consolidated	$719,422	$140,435	$675,076	$39,472	$680,112	$121,055	$734,274	$47,208

Note 3 – Acquisitions

Water and Wastewater Utility Acquisitions - Completed

In July 2023, the Company completed the following water utility asset acquisitions: Shenandoah Borough, Pennsylvania, which serves approximately 2,900 customers for $12,291; La Rue, an Ohio municipality, which serves approximately 300 customers for $2,253; and, Southern Oaks Water System, which serves approximately 750 customers in Texas for $3,321. Additionally, in July 2023, the Company completed their acquisition of a portion of the water and wastewater utility assets of the Village of Frankfort, an Illinois municipality, which serves approximately 1,400 customers for $1,424.

In June 2023, the Company acquired the wastewater utility assets of Union Rome, Ohio, which serves approximately 4,300 customers for a cash purchase price of $25,547.

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

On July 29, 2022, the Pennsylvania Public Utility Commission issued an order (the “PUC Order”) approving the Company’s acquisition of the municipal wastewater assets of East Whiteland Township, Chester County, Pennsylvania, which serves 4,018 customers (the “East Whiteland Wastewater Assets”). On August 12, 2022, the Company acquired the East Whiteland Wastewater Assets for a cash purchase price of $54,374. Subsequently on August 25, 2022, the Office of Consumer Advocate (“OCA”) filed an appeal of the PUC Order to the Pennsylvania Commonwealth Court. On July 31, 2023, a decision was issued by the Pennsylvania Commonwealth Court, in which the Pennsylvania Commonwealth Court agreed with the OCA and reversed the PUC order which approved the acquisition. On September 26, 2023, the Pennsylvania Commonwealth Court denied our motion for reargument. On October 26, 2023, the Company, the Pennsylvania Public Utility Commission, and East Whiteland Township filed an appeal to the Pennsylvania Supreme Court. The Company is currently waiting to see if the Supreme Court will grant allocatur. Management believes the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Water and Wastewater Utility Acquisitions – Pending Completion

In September 2023, the Company entered into a purchase agreement to acquire Greenville Municipal Water Authority’s water system in Greenville, Pennsylvania which serves approximately 3,000 customers for $18,000.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In October 2021, the Company entered into a purchase agreement to acquire the wastewater utility assets of the City of Beaver Falls, Pennsylvania which consists of approximately 7,600 equivalent retail customers for $41,250.

The purchase price for these pending acquisitions are subject to certain adjustments at closing, and are subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of these acquisitions by utilizing our revolving credit facility until permanent debt and common equity are secured. These pending acquisitions are expected to close in 2024. Closing for our utility acquisitions are subject to the timing of the respective regulatory approval processes.

In January 2021, the Company entered into a purchase agreement to acquire the wastewater utility system assets of Willistown Township, Pennsylvania, which consist of approximately 2,300 customers, for $17,500. On April 14, 2023, the Willistown Township supervisors exercised their right to terminate the agreement.

DELCORA Purchase Agreement

In September 2019, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consists of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. In May 2020, Delaware County, Pennsylvania, filed a lawsuit alleging that DELCORA did not have the legal authority to establish and fund a customer trust with the net proceeds of the transaction. In December 2020, the judge in the Delaware County Court lawsuit issued an order that (1) the County cannot interfere with the purchase agreement between DELCORA and the Company; (2) the County cannot terminate DELCORA prior to the closing of the transaction; and (3) the establishment of the customer trust was valid. Delaware County appealed this decision to Commonwealth Court of Pennsylvania. On March 3, 2022, the Commonwealth Court issued a decision finding that Delaware County can dissolve DELCORA if it so chooses, but the purchase agreement must be upheld regardless of who is operating the system. The case was remanded back to the trial court for the entry of an order consistent with the Commonwealth Court’s opinion. This order was issued on September 8, 2022 (“Remand Order”). Since then, the County has challenged the Remand Order through two separate actions described in the below bullet points. The effect of those proceedings has resulted in the Remand Order being on appeal to the Commonwealth Court. Argument has not yet been scheduled by the Commonwealth Court on the appeal.

•First, Delaware County filed an Application for Determination of Finality (“Application”) on October 13, 2022, with the Delaware County Court of Common Pleas. The Company filed its opposition to the Application on October 27, 2022, and on November 2, 2022, the Delaware County Court of Common Pleas denied Delaware County’s Application indicating that its previous order already constituted a final order that addressed the claims of all parties. On December 2, 2022, following the denial of its Application, Delaware County filed a Petition for Permission to Appeal (“Petition”) the Remand Order in the Commonwealth Court of Pennsylvania. On December 16, 2022, the Company filed an Answer in opposition to the Petition. The Commonwealth Court issued an Order denying the County’s Petition on February 2,

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

2023. The County filed an Application for Reconsideration of the Commonwealth Court’s February 2023 Order, which the Commonwealth Court granted on April 4, 2023. In that April 4, 2023 Order, the Commonwealth Court construed the Petition as a Notice of Appeal and has initiated a briefing schedule for this appeal.

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

On January 25, 2023, DELCORA filed in the Delaware Court of Common Pleas a complaint for Declaratory Judgment against the Company and Delaware County seeking resolution of whether the County Ordinance dissolving DELCORA is a final action prohibiting DELCORA from carrying out the material transaction of the Asset Purchase Agreement and, in the event that DELCORA retains the ability to close the transaction, whether DELCORA is permitted to exist as a trust. The Company filed preliminary objections to DELCORA’s complaint, which were scheduled for a hearing on October 12, 2023. However, prior to the scheduled hearing, the Court notified the parties that the hearing was canceled and would be re-listed after the parties receive the benefit of the Commonwealth Court’s decision on the appeal addressed above.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

On August 17, 2022, Receiver for the City of Chester filed suit in Delaware County Common Pleas Court against DELCORA premised upon the claimed reversionary interest of the City in some of DELCORA’s assets. The Company intervened in that matter on October 19, 2022 and on March 27, 2023 filed preliminary objections. Following a hearing on the Company’s preliminary objections on August 28, 2023, the Receiver for the City of Chester discontinued the case without prejudice.

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

On May 23, 2023, the Bankruptcy Court issued an order in the City of Chester’s bankruptcy filing staying the PUC proceedings until relief from the stay is granted by the Bankruptcy Court. The Company appealed the Bankruptcy Court stay order to the United States District Court for the Eastern District of Pennsylvania on June 6, 2023. The Company filed its brief on August 7, 2023, to which the City responded on September 6, 2023. The Company filed its Reply brief on September 20, 2023, and we are awaiting the Court to determine whether oral argument will be scheduled or a decision rendered based solely on the briefing.

On June 16, 2023, the Company filed a Complaint against DELCORA in the Delaware County Court of Common Pleas requesting a declaratory judgment and injunctive relief regarding breach of the Asset Purchase Agreement in acting outside the ordinary course of business by attempting to enter into a new agreement with Philadelphia Water Department (“PWD”) for the treatment of wastewater without the Company’s consent. DELCORA filed an answer, new matter and counterclaim against the Company, alleging that the Company has tortiously interfered with DELCORA’s contract with the PWD. The Company filed preliminary objections to the counterclaim, and DELCORA filed an amended counterclaim. The Company filed preliminary objections to the amended counterclaim, and on October 9, 2023, DELCORA filed a second amended counterclaim, to which the Company filed preliminary objections.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 4 – Assets Held for Sale and Dispositions

On December 31, 2022, the Company entered into a definitive agreement with Hope Gas, Inc. for the sale of its regulated natural gas utility assets in West Virginia, which served approximately 13,000 customers or about 2% of the Company’s regulated natural gas customers (“Peoples Gas West Virginia”). The Peoples Gas West Virginia sale closed on October 1, 2023 for an estimated purchase price of $39,965, subject to working capital and other adjustments. The sale of Peoples Gas West Virginia had no major effect on the Company’s operations and did not meet the requirements to be classified as a discontinued operation. The assets and liabilities of Peoples Gas West Virginia were reported as held for sale in the accompanying consolidated balance sheet, carried at the lower of its carrying amount or fair value less costs to sell, and consisted of the following:

	September 30, 2023	December 31, 2022
Inventory - gas stored	$1,197	$2,807
Other current assets	1,334	3,284
Regulatory assets	4,930	5,076
Current assets held for sale	$7,461	$11,167

Property, plant and equipment, net	35,232	30,267
Regulatory assets and other	2,095	1,857
Non-current assets held for sale	$37,327	$32,124

Current liabilities related to assets held for sale	$2,669	$3,263

Regulatory liabilities	509	649
Other long-term liabilities	249	325
Non-current liabilities related to assets held for sale	$758	$974

In October 2023, the Company entered into an agreement to sell its interest in three non-utility local microgrid and distributed energy projects for $165,000. Balances associated with these projects are included in deferred charges and other assets, net, in the consolidated balance sheets as of September 30, 2023, and December 31, 2022. The sale is subject to various closing conditions and regulatory approvals and is expected to be completed in late 2023 or early 2024.

Note 5 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2022	$58,504	$2,277,447	$4,841	$2,340,792
Reclassification to utility plant acquisition adjustment	(131)	-	-	(131)
Balance at September 30, 2023	$58,373	$2,277,447	$4,841	$2,340,661

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

According to our normal schedule, we will be performing our annual goodwill impairment test during the fourth quarter for our Regulated Water, Regulated Natural Gas, and Other reporting units.

Note 6 – Capitalization

At-the-Market Offering

On October 14, 2022, the Company entered into at-the market sales agreements (“ATM”) with third-party sales agents, under which the Company may offer and sell shares of its common stock, from time to time, at its option, having an aggregate gross offering price of up to $500,000 pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-255235). The Company intends to use the net proceeds from the sales of shares through the ATM for working capital, capital expenditures, water and wastewater utility acquisitions and repaying outstanding indebtedness. As of December 31, 2022, the Company issued 1,321,994 shares of common stock under the ATM for proceeds of $63,040, net of expenses. During the three and nine months ended September 30, 2023, the Company sold 8,539,711 and 8,938,839 shares of common stock, in exchange for net proceeds of $303,689 and $322,983, respectively, under the ATM. As of September 30, 2023, approximately $110,000 remained available for sale under the ATM.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Long-term Debt and Loans Payable

In August 2023, the Company’s subsidiary, Aqua Pennsylvania, issued $225,000 in aggregate principal amount of first mortgage bonds. The bonds consisted of $175,000 of 5.48% first mortgage bonds due in 2053; and $50,000 of 5.56% first mortgage bonds due in 2061. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

On June 29, 2023, Aqua Pennsylvania and Peoples Natural Gas Companies amended the terms of their respective $100,000 and $300,000, 364-day revolving credit agreements, as follows: (1) extended the maturity dates to June 27, 2024; and (2) updated the adjustment on the Bloomberg Short-Term Bank Yield Index (BSBY) Rate.

In January 2023 and October 2022, Aqua Pennsylvania, issued $75,000 and $125,000 of first mortgage bonds, due in 2043 and 2052, and with interest rates of 5.60% and 4.50%, respectively. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

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

On December 14, 2022, the Company entered into a five year $1,000,000 unsecured revolving credit facility, which replaced the Company’s prior five year $1,000,000 unsecured revolving credit facility. The Company’s new unsecured revolving credit facility was used to repay all indebtedness and fees under our prior unsecured revolving credit facility, and for other general corporate purposes. The facility includes a $100,000 sublimit for daily demand loan. Funds borrowed under this facility are classified as long-term debt and are used to provide working capital as well as support for letters of credit for insurance policies and other financing arrangements. As of September 30, 2023, the Company has the following sublimits and available capacity under the credit facility: $100,000 letter of credit sublimit, $82,664 of letters of credit available capacity, $0 borrowed under the swing-line commitment, $100,000 was available for borrowing under the swing-line commitment, $635,664 available for borrowing and $347,000 of funds borrowed under the agreement.

Note 7 – Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the nine months ended September 30, 2023 and 2022.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of September 30, 2023 and December 31, 2022, the carrying amount of the Company’s loans payable was $131,832 and $228,500, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents, is determined based on Level 1

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

methods and assumptions. As of September 30, 2023 and December 31, 2022, the carrying amounts of the Company's cash and cash equivalents was $8,505 and $11,398, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of September 30, 2023 and December 31, 2022, the carrying amount of these securities was $26,297 and $24,962, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

Unrealized gain and loss on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net gain (loss) recognized during the period on equity securities	$155	$(257)	$497	$(994)
Less: net gain / loss recognized during the period on equity securities sold during the period	-	-	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$155	$(257)	$497	$(994)

The net gain (loss) recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	September 30,	December 31,
	2023	2022
Carrying amount	$6,719,873	$6,617,395
Estimated fair value	5,300,219	5,528,131

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $129,139 as of September 30, 2023, and $114,732 as of December 31, 2022. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates. Portions of these non-interest-bearing instruments are payable annually through 2032, and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest-bearing feature.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Average common shares outstanding during the period for basic computation	266,767	262,213	265,135	262,089
Effect of dilutive securities:
Employee stock-based compensation	409	541	553	552
Average common shares outstanding during the period for diluted computation	267,176	262,754	265,688	262,641

Based on the minimum number of shares to be issued upon settlement of the stock purchase contracts issued in April 2019 under the tangible equity units, the average common shares outstanding for basic computation for the three and nine months ended September 30, 2022 includes the weighted-average impact of 0 and 3,920,087 shares, respectively. On May 2, 2022, all of the remaining stock purchase contracts under the tangible equity units were mandatorily settled.

The number of outstanding employee stock options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was: 150,062 for the three and nine months ended September 30, 2023; and 81,729 for the three and nine months ended September 30, 2022. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 9 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the Plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At September 30, 2023, 1,533,338 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock-based compensation within operations and maintenance expenses	$1,039	$1,676	$5,444	$5,018
Income tax benefit	260	309	1,364	1,261

The following table summarizes the PSU transactions for the nine months ended September 30, 2023:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	556,462	$42.77
Granted	162,030	45.06
Performance criteria adjustment	(14,805)	43.36
Actual vested	(168,549)	53.77
Forfeited	(12,513)	44.10
Nonvested share units at end of period	522,625	$39.88

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the nine months ended September 30, 2023 and 2022 was $45.06 and $42.31, respectively. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months. The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock-based compensation within operations and maintenance expenses	$746	$702	$2,186	$2,206
Income tax benefit	187	126	548	554

The following table summarizes the RSU transactions for the nine months ended September 30, 2023:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	180,306	$45.94
Granted	75,414	45.53
Stock units vested and issued	(52,744)	49.25
Forfeited	(5,104)	45.54
Nonvested stock units at end of period	197,872	$45.07

The per unit weighted-average fair value at the date of grant for RSUs granted during the nine months ended September 30, 2023 and 2022 was $45.53 and $45.10, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock-based compensation within operations and maintenance expenses	$181	$139	$480	$380
Income tax benefit	45	26	120	95

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the nine months ended September 30, 2023:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	820,061	$36.29
Granted	74,632	45.39
Forfeited	(2,076)	45.31
Expired	(664)	35.20
Exercised	(6,553)	34.98
Outstanding at end of period	885,400	$37.04	5.8	$206

Exercisable at end of period	762,586	$35.72	5.3	$206

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock-based compensation within operations and maintenance expenses	$12	$13	$37	$38
Income tax benefit	3	4	10	11

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes restricted stock transactions for the nine months ended September 30, 2023:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock at beginning of period	1,170	$42.75
Granted	-	-
Vested	(1,170)	(42.75)
Nonvested restricted stock at end of period	-	$-

The weighted-average fair value at the date of the grant for restricted stock awards granted during the nine months ended September 30, 2022 was $42.75. There were no restricted stock awards granted during the nine months ended September 30, 2023.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock-based compensation within operations and maintenance expenses	$-	$165	$780	$522
Income tax benefit	-	48	219	151

There were no stock awards granted during the three months ended September 30, 2023.

The following table summarizes stock award transactions for the nine months ended September 30, 2023:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	18,676	41.78
Vested	(18,676)	(41.78)
Nonvested stock awards at end of period	-	-

The weighted-average fair value at the date of grant for stock awards granted during the nine months ended September 30, 2023 and 2022 was $41.78 and $46.40, respectively.

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

The following tables provide the components of net periodic benefit cost (credit) for the Company’s pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Service cost	$400	$707	$1,201	$2,121
Interest cost	4,309	3,202	12,926	9,605
Expected return on plan assets	(5,673)	(5,895)	(17,018)	(17,684)
Amortization of prior service cost	171	134	513	402
Amortization of actuarial loss	810	435	2,428	1,306
Net periodic benefit cost (credit)	$17	$(1,417)	$50	$(4,250)

	Other
	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Service cost	$337	$478	$1,011	$1,433
Interest cost	1,119	842	3,357	2,527
Expected return on plan assets	(1,093)	(1,142)	(3,279)	(3,376)
Amortization of actuarial loss	(329)	(334)	(988)	(1,002)
Net periodic benefit cost (credit)	$34	$(156)	$101	$(418)

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

There were $20,343 in cash contributions made to the Pension Plan during the nine months ended September 30, 2023, which completed the Company’s expected cash contributions for the year.

Note 11 – Rate Activity

On September 28, 2023, the Company’s regulated water and wastewater operating subsidiary in Texas, Aqua Texas, received a final order from the Public Utility Commission of Texas approving infrastructure rehabilitation surcharges designed to increase revenues by $8,388 annually. The rates authorized on March 28, 2023 and implemented on an interim basis effective April 1, 2023 did not change with the final order.

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

In January 2023, the Company’s two water utility operating divisions in Ohio that are regulated by local regulatory authorities implemented base rate increases designed to increase total operating revenues on an annual basis by $1,569. Further, one of the Company’s wastewater divisions in Indiana implemented a base rate increase designed to increase operating revenues on an annual basis by $134. Lastly, during the first nine months of 2023, the Company implemented infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $5,022 in its water and wastewater utility operating divisions in Pennsylvania, New Jersey, and Illinois and by $21,272 in its natural gas operating divisions in Kentucky and Pennsylvania.

On December 30, 2022, our regulated water and wastewater utility operating divisions in Ohio filed an application with the Public Utilities Commission of Ohio designed to increase rates by $9,816 annually.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 12 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Property	$7,402	$8,545	$23,937	$24,798
Gross receipts, excise and franchise	5,456	4,371	13,661	12,484
Payroll	4,901	4,695	16,468	16,133
Regulatory assessments	2,146	1,486	5,544	5,063
Pumping fees	3,320	2,824	4,967	6,147
Other	982	704	2,856	2,727
Total taxes other than income	$24,207	$22,625	$67,433	$67,352

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table presents information about the Company’s reportable segments:

	Three Months Ended				Three Months Ended
	September 30, 2023				September 30, 2022
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$310,591	$94,798	$5,866	$411,255	$301,335	$118,985	$14,298	$434,618
Operations and maintenance expense	98,695	50,006	(1,683)	147,018	94,854	51,850	4,657	151,361
Purchased gas	-	14,408	2,182	16,590	-	41,124	10,917	52,041
Depreciation and amortization	54,695	31,141	199	86,035	51,522	30,295	913	82,730
Interest expense, net (a)	30,867	19,405	17,376	67,648	27,762	20,323	10,893	58,978
Allowance for funds used during construction	(4,643)	(812)	-	(5,455)	(5,161)	(651)	-	(5,812)
Provision for income taxes (benefit)	16,186	(16,905)	(2,992)	(3,711)	19,182	(12,734)	(1,651)	4,797
Net income (loss)	99,916	(9,776)	(10,064)	80,076	98,586	(17,133)	(12,815)	68,638

	Nine Months Ended				Nine Months Ended
	September 30, 2023				September 30, 2022
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$871,563	$675,076	$27,766	$1,574,405	$809,888	$731,897	$40,864	$1,582,649
Operations and maintenance expense	274,724	148,270	(4,474)	418,520	273,757	156,209	(1,043)	428,923
Purchased gas	-	295,929	18,909	314,838	-	321,822	33,074	354,896
Depreciation and amortization	161,393	93,457	640	255,490	150,498	89,130	624	240,252
Interest expense, net (a)	91,103	67,894	48,712	207,709	82,920	60,146	23,336	166,402
Allowance for funds used during construction	(12,529)	(2,038)	-	(14,567)	(15,657)	(2,145)	-	(17,802)
Provision for income taxes (benefit)	45,559	(73,703)	(7,467)	(35,611)	40,528	(44,378)	(486)	(4,336)
Net income (loss)	267,345	127,400	(31,967)	362,778	235,471	133,831	(18,997)	350,305
Capital expenditures	493,851	377,562	3,078	874,491	$382,853	$335,738	$1,097	719,688

(a) The regulated water and regulated natural gas segments report interest expense that includes long-term debt that was pushed-down to the regulated operating subsidiaries from Essential Utilities, Inc.

	September 30,	December 31,
	2023	2022
Total assets:
Regulated water	$9,331,307	$8,792,633
Regulated natural gas	6,691,622	6,528,654
Other	409,864	397,820
Consolidated	$16,432,793	$15,719,107

Note 14 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of September 30, 2023, the aggregate amount of $19,063 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has insurance coverage for certain of these loss contingencies, and as of September 30, 2023, estimates that

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

approximately $1,410 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

During a portion of 2019, the Company initiated a do not consume advisory for some of its customers in one division served by the Company’s Illinois subsidiary. The do not consume advisory was lifted in 2019 and, in 2022, the water system was determined to be in compliance with the federal Lead and Copper Rule. During the third quarter of 2023, an amount was accrued for the penalty and other fees that will be paid as a result of a conditional settlement that was reached with the regulators. The settlement is the subject of court approval.  In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint seeks class action certification, attorney's fees, and "damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park, Illinois. The complaint contains allegations of damages as a result of supplied water that exceeded the standards established by the federal Lead and Copper Rule. The complaint is in the discovery phase and class certification has not been granted. During the third quarter of 2022, the Company established an accrual for the amount of loss asserted in the complaint that we determined to be probable and estimable of being incurred. The Company is vigorously defending against this claim. The Company submitted a claim for the expenses incurred to its insurance carrier for potential recovery of a portion of these costs and is currently in litigation with one of its carriers seeking to enforce its claims. The Company continues to assess the potential loss contingency on this matter. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $1,846 at September 30, 2023 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 15 – Income Taxes

The Company’s effective tax rate was (4.9)% and (10.9)% for the three and nine months ended September 30, 2023, respectively.  The Company’s effective tax rate was 6.5% and (1.3)% for the three and nine months ended September 30, 2022, respectively. The decreases in the effective tax rate for the third quarter and nine months ended September 30, 2023 are primarily attributed to the increase in income tax benefits associated with the tax deduction for qualifying infrastructure. In determining its interim tax provision, the Company reflects its estimated permanent and flow-through tax differences for the taxable year. The Company uses the flow-through method to account for the tax deduction for qualifying utility infrastructure at its regulated Pennsylvania and New Jersey subsidiaries.

The statutory Federal tax rate is 21.0% for the nine months ended September 30, 2023 and 2022. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.99% for all periods presented. On July 8, 2022, Pennsylvania enacted House Bill 1342 into law, which among other things, reduces Pennsylvania’s corporate income tax rate from 9.99% to 8.99% beginning January 1, 2023, and an additional 0.5% annually through 2031, when it reaches to 4.99%. The Company evaluated the impacts of the tax rate change and recorded, in the year ended December 31, 2022, a reduction to our deferred tax liabilities of $244,537 with a corresponding reduction primarily to our regulatory assets.

In April 2023, the Internal Revenue Service issued Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. The Company is evaluating the safe harbor and intends to adopt the methodology on its 2023 tax return. In the second quarter of 2023, based on the tax legislative guidance that was issued, the Company reevaluated the uncertain tax positions related to the Regulated Water Segment and ultimately released a portion of its historical income tax reserves. Concurrently, the Company deferred this tax benefit from the reserve release as a regulatory liability, as the accounting treatment is expected to be determined in the next rate case.

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

General Information

Essential Utilities, Inc. (“we”, “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated 5.5 million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, West Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”), provides water or wastewater services to approximately one-half of the total number of water or wastewater customers we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Additionally, commencing on March 16, 2020, with the completion of the Peoples Gas Acquisition, the Company began to provide natural gas distribution services to customers in western Pennsylvania, Kentucky, and West Virginia. Approximately 93% of the total number of natural gas utility customers we serve are in western Pennsylvania. The Company also operates market-based businesses, conducted through its non-regulated subsidiaries, that provide utility service line protection solutions and repair services to households and gas marketing and production activities.

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

During the fourth quarter of 2022, the Company signed an agreement to sell its regulated natural gas utility assets in West Virginia, which represented approximately two percent of the Company’s regulated natural gas customers. The sale closed on October 1, 2023 for an estimated purchase price of $39,965, subject to working capital and other adjustments. In October 2023, the Company entered into an agreement to sell its interest in three non-utility local microgrid and distributed energy projects. The sale is expected to be completed in late 2023 or early 2024. These transactions are consistent with the Company’s long-term strategy of focusing on its core business and will allow the Company to prioritize the growth of its utilities in states where it has scale. The Company intends to use the proceeds from these transactions to finance its capital expenditures and water and wastewater acquisitions, in place of external funding from equity and debt issuances.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes.

Recent Developments

Macroeconomic Factors

Macroeconomic factors and uncertainties continue to affect the overall business climate as well as our business. Inflation, higher interest rates, higher insurance costs due to market conditions, and supply chain pressures resulted in an increase in our operating and capital spending requirements in 2022 and 2023 to date, which we expect to continue through the remainder of 2023 and into 2024. We continue to pursue enhancements to our regulatory practices to facilitate the efficient recovery of the increased cost of providing services and infrastructure improvements in our rates and mitigate the inherent regulatory lag associated with traditional rate making processes.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

On March 14, 2023, the U.S. Environmental Protection Agency (“EPA”) announced the proposed National Primary Drinking Water Regulation (“NPDWR”) for the treatment of six per- and polyfluoroalkyl substances or compounds (“PFAS”). The Company submitted comments on the NPDWR, which would establish legally enforceable levels for PFAS in drinking water. It is expected that the EPA will finalize the regulation by the end of 2023 or early 2024. The Company will be provided a three-year window to comply with the NPDWR, and the Safe Drinking Water Act allows for an additional potential for a two-year extension at the state level (the “Compliance Period”).

We expect that the regulation, once finalized, will result in changes to or addition of certain treatment processes that will require increased capital expenditures and operating expenses. The Company performed its initial analysis of the NPDWR and estimates an investment of approximately $450,000 of capital expenditures to install additional treatment facilities over the Compliance Period in order to comply with the proposed NPDWR. Additionally, the Company estimates annual operating expenses of approximately five percent of the installed capital expenditures, in today’s dollars, related to testing, treatment, and disposal. These are preliminary estimates and actual capital expenditures and expenses may differ based upon a variety of factors, including supply chain issues and a site-by-site analysis. The Company continues to advocate for actions to hold polluters accountable and is part of the Multi-District Litigation and other legal actions against multiple PFAS manufacturers and polluters to attempt to ensure that the ultimate responsibility for the cleanup of these contaminants is attributed to the polluters and is seeking damages and other costs to address the contamination of its public water supply systems by PFAS. Capital expenditures and operating costs required as a result of water quality standards have been traditionally recognized by state utility commissions as appropriate for inclusion in establishing rates; however, we are also actively applying for grants and low interest loans, whenever possible, to reduce the overall cost to customers. The Company is also monitoring ongoing litigation and settlement activity with manufacturers of PFAS in these proceedings, including deadlines set in the multi-district litigation on December 4, 2023 and December 11, 2023 for water utilities, including the Company, to opt out of proposed class action settlements with certain of such manufacturers. For more information, see Part II, Item 1—Legal Proceedings.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Our operating cash flow can be significantly affected by changes in operating working capital, especially during periods with significant changes in natural gas commodity prices and also the timing of our natural gas inventory purchases.  Cash flow from operations was $804,569 for the first nine months of 2023, compared to $519,159 for the first nine months of 2022. The net change in working capital and other assets and liabilities resulted in an increase in cash from operations of $221,419 for the first nine months of 2023 compared to a decrease of $64,120 for the first nine months of 2022. The change in working capital in 2023 was primarily driven by the year over year decrease in accounts receivable, unbilled revenues and deferred purchased gas cost balances, and most significantly in gas inventory, as a result of lower gas prices in the current period as compared with the prior period for our Regulated Natural Gas segment.

During the first nine months of 2023, we incurred $874,491 of capital expenditures, expended $45,303 for the acquisition of a wastewater utility system, issued $681,203 of long-term debt, repaid short-term debt, and made sinking fund contributions and other long-term debt repayments in aggregate of $667,302. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, information technology improvements, and other enhancements and improvements. The proceeds from the issuance of long-term debt, including borrowings from our revolving credit facility, were used for capital expenditures, repayment of existing indebtedness, general corporate purposes, and acquisitions. Cash flows used in financing activities were higher during the first nine months of 2023 principally as a result of a greater amount for the paydown of loans payable associated with the financing of inventory.

In August 2023, the Company’s subsidiary, Aqua Pennsylvania, issued $225,000 in aggregate principal amount of first mortgage bonds. The bonds consisted of $175,000 of 5.48% first mortgage bonds due in 2053; and $50,000 of 5.56% first mortgage bonds due in 2061. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

In January 2023 and October 2022, Aqua Pennsylvania issued $75,000 and $125,000 of first mortgage bonds, due in 2043 and 2052, and with interest rates of 5.60% and 4.50%, respectively. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

On October 14, 2022, the Company entered into at-the market sales agreements (“ATM”) with third-party sales agents, under which the Company may offer and sell shares of its common stock, from time to time, at its option, having an aggregate gross offering price of up to $500,000 pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-255235).  As of December 31, 2022, the Company had issued 1,321,994 shares of common stock for net proceeds of $63,040 under the ATM. During the three and nine months ended September 30, 2023, the Company sold 8,539,711 and 8,938,839 shares of common stock, in exchange for net proceeds of $303,689 and $322,983, respectively, under the ATM. As of September 30, 2023, approximately $110,000 remained available for sale under the ATM. The Company used the net proceeds from the sales of shares through the ATM for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying outstanding indebtedness.

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

At September 30, 2023, we had $8,505 of cash and cash equivalents compared to $11,398 at December 31, 2022. During the first nine months of 2023, we used the proceeds from long-term debt and the issuance of common stock, as well as internally generated funds to fund the cash requirements discussed above and to pay dividends.

At September 30, 2023 our $1,000,000 unsecured revolving credit facility, which expires in December 2027, had $635,664 available for borrowing. Additionally, at September 30, 2023, we had short-term lines of credit of $435,500, primarily used for working capital, of which $303,668 was available for borrowing. On June 29, 2023, Aqua Pennsylvania and Peoples Natural Gas Companies amended the terms of its respective $100,000 and $300,000 364-day revolving credit agreements by extending the maturity dates to June 27, 2024 and updated the adjustment on the Bloomberg Short-Term Bank Yield Index (BSBY) floating rate.  Our short-term lines of credit of $435,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

As of September 30, 2023, our credit ratings remained at investment grade levels. On July 12, 2023, S&P affirmed an A issuer credit rating for the Company, Aqua Pennsylvania, and Peoples Natural Gas Companies, and revised its outlook from stable to negative for the companies, citing weakening financial measures as a result of inflationary pressures and our significant capital spending. However, as can be noted in their report, S&P continues to assess our business risk profile as excellent, considering our low-risk and rate-regulated water and gas distribution operations in credit-supportive regulatory environments, our geographic and regulatory diversity, our large and stable residential and commercial customer base, and our solid and reliable operations.  On August 29, 2023, Moody’s Investors Service (“Moody’s”) affirmed the Company’s senior unsecured notes rating of Baa2 and stable outlook; and, affirmed Peoples Natural Gas Companies’ senior secured notes rating of Baa1 and revised its outlook from stable to negative. The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, its ability to fund capital expenditures in a balanced manner using both debt and equity, and its ability to generate cash flow.  A material downgrade of our credit rating may result in the imposition of additional financial and/or other covenants, impact the market prices of equity and debt securities, increase our borrowing costs, and adversely affect our liquidity, among other things. Management continues to enhance our regulatory practices to address regulatory lag and recover capital project costs and increases in operating costs efficiently and timely through various rate-making mechanisms.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Consolidated Results of Operations

Consolidated financial and operational highlights for the periods ended September 30, 2023 and 2022 are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues	$411,255	$434,618	$1,574,405	$1,582,649
Operations and maintenance expense	$147,018	$151,361	$418,520	$428,923
Purchased gas	$16,590	$52,041	$314,838	$354,896
Net income	$80,076	$68,638	$362,778	$350,305

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	35.7%	34.8%	26.6%	27.1%
Purchased gas	4.0%	12.0%	20.0%	22.4%
Depreciation and amortization	20.9%	19.0%	16.2%	15.2%
Taxes other than income taxes	5.9%	5.2%	4.3%	4.3%
Interest expense, net of interest income	16.4%	13.6%	13.2%	10.5%
Net income	19.5%	15.8%	23.0%	22.1%

Effective tax rate	-4.9%	6.5%	-10.9%	-1.3%

Three months ended September 30, 2023 compared with three months ended September 30, 2022

Consolidated operating revenues decreased by $23,363 or 5.4% as compared to the same period in 2022. Revenues from our Regulated Water segment increased by $9,256. Revenues from our Regulated Natural Gas segment and Other business segment decreased by $24,187 and $8,432, respectively. A detailed discussion of the factors contributing to the changes in segment revenue is included below under the section, Segment Results of Operations. The decrease in our Other business segment revenue is due to lower revenues from our non-regulated natural gas operations primarily as a result of lower average gas prices and lower gas usage in the current period as compared to the prior period.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Consolidated operations and maintenance expense decreased by $4,343 or 2.9%, primarily due to:

•decrease in customer assistance surcharge costs of $2,044 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues;

•decrease in insurance expense of $2,824, which is the result of a lower reserve for claims expense, partially offset by the increase in insurance premiums in 2023;

•decrease in employee related costs of $6,267, primarily due to the one-time incentive compensation provided to employees during the third quarter of 2022 and increased capitalization in 2023 as a result of greater capital spend; offset by

•an increase in production costs for water and wastewater operations of $3,212, primarily due to higher chemical prices and increased purchased water costs;

•increase in legal expenses of $1,490;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $1,704; and,

•expenses of $135, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2023.

Purchased gas decreased by $35,451 or 68.1%. Purchased gas represents the cost of gas sold by Peoples, which for the regulated gas business has a corresponding offset in revenue. The expense decreased primarily due to lower average cost of gas withdrawn from storage or purchased on the spot market during the third quarter of 2023 as compared to the same period in the prior year.

Depreciation and amortization expense increased by $3,305 or 4.0% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new utility systems.

Taxes other than income taxes increased by $1,582 or 7.0% largely due to the increase in gross receipts taxes in our Regulated Natural Gas business.

Other expense, net - Interest expense, net of interest income increased by $8,670 or 14.7% for the quarter primarily due to the increase in average borrowings and higher interest rates on our revolving lines of credit and our 2022 and 2023 long term borrowings.

Income tax benefit - Our effective income tax rate was (4.9)% and 6.5% in the third quarter of 2023 and 2022, respectively. The decrease in the effective tax rate is primarily attributed to an increase in our income tax benefit associated with the tax deduction for qualifying infrastructure in our Regulated Natural Gas segment.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

Consolidated operating revenues decreased by $8,244 or 0.5% for the nine months ended September 30, 2023, as compared to the same period in 2022. Revenues from our Regulated Water segment increased by $61,675. Revenues from our Regulated Natural Gas segment and Other business segment decreased by $56,821 and $13,098, respectively. A detailed discussion of the factors contributing to the changes in segment revenue is included below under the section, Segment Results of Operations. The decrease in our Other business segment revenue is due to lower revenues from our non-regulated natural gas operations primarily as a result of lower average gas prices and lower gas usage in the current period as compared to the prior period.

Consolidated operations and maintenance decreased by $10,403 or 2.4%, primarily due to:

•decrease in customer assistance surcharge costs of $7,344 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues;

•decrease in bad debt expense of $1,498 in our Regulated Natural Gas Segment;

•decrease in outside services, maintenance expenses, and other operating expenses of $7,836, primarily due to lower water main break activity and higher capitalization as a result of greater capital spend during the period;

•decrease in employee related costs of $4,832, primarily due to lower post-retirement benefit costs, higher capitalization in 2023 due to greater capital spend, and one-time incentive compensation in 2022;

•decrease in insurance expense of $4,231 due to lower claims reserve expense, partially offset by the increase in insurance premiums in 2023;

•an asset impairment charge recognized in the first quarter of 2022 of $1,801 to write down a portion of the right of use asset of our Regulated Natural Gas segment’s office space to fair value; offset by

•increase in materials and supplies expense in our Regulated Natural Gas segment of $2,152;

•increase in legal expenses of $2,308;

•increase in production costs for water and wastewater operations of $10,534, primarily due to higher chemical prices and increased purchased water costs;

•additional operating costs associated with acquired water and wastewater utility systems of $4,298; and,

•expenses of $408, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2023.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Purchased gas decreased by $40,058 or 11.3%. Purchased gas represents the cost of gas sold by Peoples for the regulated and non-regulated gas business and has a corresponding offset in revenue. The decrease is the result of lower gas usage during the first nine months of 2023 offset by the impact of the higher average cost of gas withdrawn from storage during the first quarter of 2023.

Depreciation and amortization expense increased by $15,238 or 6.3% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new utility systems.

Interest expense, net of interest income, increased by $41,307 or 24.8% for the period primarily due to the increase in average borrowings and higher interest rates on our revolving lines of credit and our 2022 and 2023 long term borrowings.

Allowance for funds used during construction (“AFUDC”) decreased by $3,235 or by 18.2% due to the decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other income, inclusive of loss/gain on sale of assets, decreased by $1,158 or by 34.6% compared to the same period in the prior year. During the first nine months of 2023, there were lower credits recognized from postretirement benefits as compared with the same period in the prior year.

Our effective income tax rate was (10.9)% in the first nine months of 2023 and (1.3)% in the first nine months of 2022. The decrease in the effective tax rate is primarily attributed to an increase in our income tax benefit associated with the tax deduction for qualifying infrastructure in our Regulated Natural Gas segment.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The following tables present selected operating results and statistics for our Regulated Water segment for the periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues	$310,591	$301,335	$871,563	$809,888
Operations and maintenance expense	$98,695	$94,854	$274,724	$273,757
Segment net income	$99,916	$98,586	$267,345	$235,471

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	31.8%	31.5%	31.5%	33.8%
Depreciation and amortization	17.6%	17.1%	18.5%	18.6%
Taxes other than income taxes	5.5%	5.6%	5.4%	6.0%
Interest expense, net of interest income	9.9%	9.2%	10.5%	10.2%
Segment net income	32.2%	32.7%	30.7%	29.1%

Effective tax rate	13.9%	16.3%	14.6%	14.7%

Three months ended September 30, 2023 compared with three months ended September 30, 2022

Revenues from our Regulated Water segment increased by $9,256 or 3.1% for the third quarter of 2023 as compared to the same period in 2022, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $9,723;

•additional water and wastewater revenues of $3,219 associated with a larger customer base due to utility acquisitions and organic growth; offset by

•decrease in volume consumption of $5,671 as a result of wetter weather conditions in the third quarter of 2023.

Operations and maintenance expense for the three months ended September 30, 2023 increased by $3,841 or 4.0% primarily due to the following:

•increase in production costs for water and wastewater operations of $3,212, primarily due to higher chemical prices and increased purchased water costs;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $1,704;

•increase in insurance expense of $1,018 due to higher insurance premiums in 2023;

•increase in bad debt expense of $1,307; offset by

•decrease in employee related costs of $3,429, primarily due to lower post-retirement benefit costs, higher capitalization in 2023 due to greater capital spend, and one-time incentive compensation in 2022; and,

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•expenses of $135, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2023.

Depreciation and amortization increased by $3,173 or 6.2% primarily due to continued capital investment to expand and improve our utility facilities and our acquisitions of new utility systems.

Other expense, net – Interest expense, net, increased by $3,105 or 11.2% for the quarter primarily due to an increase in average borrowings and increased borrowing costs.

AFUDC decreased by $518 or by 10.0% due to the decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other income, inclusive of loss/gain on sale of other assets, decreased by $84 or by 3.8% primarily due to lower net pension and post-retirement non-service benefit during the third quarter of 2023 compared to 2022.

Provision for income tax – Our effective income tax rate for our Regulated Water Segment was an expense of 13.9% in the third quarter of 2023, compared to an expense of 16.3% in the third quarter of 2022. The decrease in the effective tax rate is primarily the result of changes in the jurisdictional earnings mix.

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

Revenues increased by $61,675 or 7.6% for the first nine months of 2023 as compared to the same period in 2022, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $48,720;

•additional water and wastewater revenues of $11,069 associated with a larger customer base due to utility acquisitions and organic growth;

•increase in non-utility revenue of $6,000, primarily due to higher developer fees earned during the first quarter of 2023; offset by

•decrease in volume consumption of $4,135 as a result of wetter weather conditions in 2023.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Operations and maintenance expense for the nine months ended September 30, 2023 increased by $967 or 0.4% primarily due to the following:

•increase in production costs for water and wastewater operations of $10,580, primarily due to higher chemical prices and increased purchased water costs;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $4,298;

•increase in legal fees of $1,326; offset by

•decrease in employee related costs of $8,865, primarily due to lower post-retirement benefit costs, higher capitalization in 2023 due to greater capital spend, and one-time incentive compensation in 2022;

•lower outside services, maintenance expenses and other operating expenses of $6,435 primarily due to lower water main break activity and higher capitalization as a result of greater capital spend during the period; and

•expenses of $408, associated with remediating an advisory for some of our water utility customers served by our Illinois subsidiary. We expect the expenses associated with remediating the advisory to continue through 2023.

Depreciation and amortization increased by $10,895 or 7.2% primarily due to continued capital investment, offset by a change in the amortization of a regulated liability in 2022.

Interest expense, net, increased by $8,183 or 9.9% for the quarter primarily due to an increase in average borrowings and increased borrowing costs.

AFUDC decreased by $3,128 or 20.0% due to the decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Our effective income tax rate for our Regulated Water Segment was an expense of 14.6% in the first nine months of 2023, compared to an expense of 14.7% in the first nine months of 2022.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The following tables present selected operating results and statistics for our Regulated Natural Gas segment, for the periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues	$94,798	$118,985	$675,076	$731,897
Operations and maintenance expense	$50,006	$51,850	$148,270	$156,209
Purchased gas	$14,408	$41,124	$295,929	$321,822
Segment net income (loss)	$(9,776)	$(17,133)	$127,400	$133,831

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	52.8%	43.6%	22.0%	21.3%
Purchased gas	15.2%	34.6%	43.8%	44.0%
Depreciation and amortization	32.8%	25.5%	13.8%	12.2%
Taxes other than income taxes	6.9%	4.3%	2.6%	2.3%
Interest expense, net of interest income	20.5%	17.1%	10.1%	8.2%
Segment net income (loss)	-10.3%	-14.4%	18.9%	18.3%

Effective tax rate	63.4%	42.6%	-137.3%	-49.6%

Three months ended September 30, 2023 compared with three months ended September 30, 2022

Operating revenues from the Regulated Natural Gas segment decreased by $24,187 or by 20.3% due to:

•impact of lower gas cost of $26,716 during the quarter as compared to the prior period;

•decrease in customer assistance surcharge of $2,044, which has an equivalent offsetting amount in operations and maintenance expense; and offset by,

•an increase of $4,413 due to higher rates and other surcharges.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Operations and maintenance expense for the three months ended September 30, 2023 decreased by $1,844 or 3.6% primarily due to the following:

•decrease in customer assistance surcharge costs of $2,044, which has an equivalent offsetting amount in revenues;

• net decrease of $1,632 in labor and management fees, due to higher capitalization as a result of greater capital spend during 2023 and one-time incentive compensation in 2022; offset by,

•increase in legal expenses of $1,143; and

•increase in materials and supplies expenses of $575.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Fluctuations in the cost of purchased gas impact operating revenues on a dollar-for-dollar basis. Purchased gas decreased by $26,716 or 65.0%. The expense decreased primarily due to the lower average cost of gas withdrawn from storage or purchased on the spot market during the third quarter of 2023 as compared to the same period in the prior year.

Depreciation and amortization increased by $846 or 2.8% primarily due to continued capital investment.

Taxes other than income taxes increased by $1,509 or 29.7% due to higher gross receipts tax and public utility commission assessments this period as compared with the prior period.

Other expense, net – Interest expense, net, decreased by $918 or 4.5% due to lower interest on gas cost collections and lower average borrowings compared to the third quarter of 2022, offset by increased interest rates.

Income tax benefit – Our effective income tax rate was a benefit of 63.4% in the third quarter of 2023, compared to a benefit of 42.6% in the third quarter of 2022. The change in the effective tax rate is primarily attributed to an increase in the income tax benefit associated with the tax deduction for qualifying infrastructure in our Regulated Natural Gas segment.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

Operating revenues from the Regulated Natural Gas segment decreased by $56,821 or 7.8% due to:

•lower gas usage of $35,076, primarily due to warmer weather conditions in 2023 compared to the prior period;

•lower gas cost of $25,893;

•decrease in customer assistance surcharge of $7,344, which has an equivalent offsetting amount in operations and maintenance expense; and offset by,

•an increase of $7,912 due to higher rates and other surcharges, largely resulting from the weather normalization charge in Kentucky and favorable merchant function charge rider in Pennsylvania during the first quarter of the year.

The Regulated Natural Gas segment is subject to seasonal fluctuations with the peak usage period occurring in the heating season which generally runs from October to March.  A heating degree day (HDD) is each degree that the average of the high and low temperatures for a day is below 65 degrees Fahrenheit in a specific geographic location.  Particularly during the heating season, this measure is used to reflect the demand for natural gas needed for heating based on the extent to which the average temperature falls below a reference temperature above which no heating is required (65 degrees Fahrenheit).  During the nine months ended September 30, 2023, we experienced actual HDDs of 2,963 days, which was warmer by 17.8% than the actual HDDs of 3,606 days in the first nine months of 2022 for Pittsburgh, Pennsylvania, which we use as a proxy for our western Pennsylvania service territory.  As a result, the operating revenue impact of the lower demand for gas volume was $35,076 and is largely attributed to the warmer weather experienced in 2023.

Operations and maintenance expense for the nine months ended September 30, 2023 decreased by $7,939 or 5.1% primarily due to the following:

•decrease in customer assistance surcharge costs of $7,344, which has an equivalent offsetting amount in revenues;

•an asset impairment charge recognized in the first quarter of 2022 of $1,801 to write down a portion of the right of use asset of our Regulated Natural Gas segment’s office space to fair value;

•decrease in insurance expense of $1,905 due to lower claims;

•decrease in bad debt expense of $1,560; offset by,

•increase in materials and supplies of $2,152; and,

•increase in legal expenses of $1,093.

Purchased gas decreased by $25,893 or 8.0%. The decrease is the result of lower gas usage during the first nine months of 2023, offset by the impact of the higher average cost of gas withdrawn from storage during the first quarter of 2023.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Depreciation and amortization increased by $4,327 or 4.9% primarily due to continued capital investment in pipe replacement.

Taxes other than income taxes increased by $814 or 4.8% due to higher gross receipts tax and public utility commission assessments during the current period as compared with the prior period.

Interest expense, net, increased by $7,748 or 12.9% due to increases in average borrowings and average interest rates.

Our effective income tax rate decreased significantly in 2023 as compared with 2022. The change in the effective tax rate is primarily attributed to the increase in the income tax benefit associated with the tax deduction for qualifying infrastructure in our Regulated Natural Gas segment.

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

(b)Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

We are party to various legal proceedings in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, besides the matter described below, there are no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our properties is the subject that we believe are material or are expected to have a material adverse effect on our financial position, results of operations or cash flows.

PFAS Litigation

Several of the Company’s subsidiaries are parties to several lawsuits against manufacturers of certain PFAS for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries and throughout its service area. One such suit to which the Company is a party is a multi-district litigation (the “MDL”) lawsuit which commenced on December 7, 2018, in the United States District Court for the District of South Carolina. In August 2023, a potential class action settlement involving defendants The Chemours Company, Corteva, Inc., and DuPont de Nemours, Inc. to resolve claims brought in the MDL against them by public water systems, including the Company, and a similar class action settlement with defendant 3M Company received preliminary approval from the MDL court. The Company is monitoring and evaluating the ongoing litigation and settlement activity with the PFAS manufacturers for potential impacts to the various claims that the Company has asserted, including deadlines set in the MDL of December 4, 2023 and December 11, 2023 for water utilities, including the Company, to opt out of the proposed settlements.

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, under “Part 1, Item 1A – Risk Factors” and in our Form 10-Q for the quarter ended March 31, 2023.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the quarter ended September 30, 2023:

Issuer Purchases of Equity Securities
			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet be
	Total		Publicly	Purchased
	Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plan or
Period	Purchased (1)	per Share	Programs	Programs
July 1-31, 2023	24	$39.67	-	-
August 1-31, 2023	24	$37.07	-	-
September 1-30, 2023	-	$-	-	-
Total	48	$38.37	-	-

(1)These amounts consist of 48 shares we acquired from employees associated with the withholding of shares to pay certain withholding taxes upon the vesting of stock-based compensation. This feature of our equity compensation plan is available to all employees who receive stock-based compensation under the plan. We purchased these shares at their fair market value, as determined by reference to the closing price of our common stock on the day prior to the award vesting.

Item 5 - Other Information

During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6 – Exhibits

Exhibit No.	Description
3.2	Amended and Restated Bylaws of Essential Utilities, Inc., effective October 25, 2023 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 25, 2023)

10.1*	Bond Purchase Agreement, dated August 24, 2023, by and among Aqua Pennsylvania, Inc. and the Purchasers

31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

November 7, 2023

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer