Form 10-K
period 2023-12-31
Essential Utilities, Inc.
filed 2024-02-29
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023: $10,535,546,923

The number of shares outstanding of the registrant’s common stock as of February 23, 2024: 273,298,409

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement, relating to the 2024 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, have been incorporated by reference into Part III of this Form 10-K

0

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, or this Annual Report, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are made based upon, among other things, our current assumptions, expectations, plans, and beliefs concerning future events and their potential effect on us. These forward-looking statements involve risks, uncertainties and other factors, many of which are outside our control that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases you can identify forward-looking statements where statements are preceded by, followed by or include the words “believes,” “expects,” “estimates”, “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions. Please refer to the Summary in Item 1A – Risk Factors in this Annual Report for a description of the types of forward-looking statements in this Annual Report. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results.

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

The Company

Essential Utilities, Inc., referred to as “Essential Utilities”, “Essential”, the “Company”, “we”, “us”, or “our”, a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated 5.5 million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc., or Aqua Pennsylvania, accounted for approximately 56% of operating revenues and approximately 68% of income for our Regulated Water segment in 2023. As of December 31, 2023, Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of water and wastewater customers we serve. Aqua Pennsylvania’s service territory is located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Our Peoples subsidiaries provide natural gas service to approximately 744,000 customers in western Pennsylvania and Kentucky. Approximately 95% of the total number of natural gas utility customers we serve are in western Pennsylvania. The Company also operates market-based activities, conducted through its non-regulated subsidiaries, that provide utility service line protection solutions and repair services to households and gas marketing and production activities. Currently, the Company seeks to acquire businesses in the U.S. regulated sector, focusing on water and wastewater utilities and to opportunistically pursue growth ventures in select market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated water utility businesses.

In December 2022, the Company signed an agreement to sell its regulated natural gas utility assets in West Virginia, which represented approximately two percent of the Company’s regulated natural gas customers. The sale closed on October 1, 2023, and the Company received net cash proceeds of $39,965,000, subject to working capital and other adjustments. The sale concluded the Company’s regulated utility operations in West Virginia. In October 2023, the Company entered into an agreement to sell its interest in three non-utility local microgrid and distributed energy projects for $165,000,000. The sale was completed in January 2024. These transactions are consistent with the Company’s long-term strategy of focusing on its core business and will allow the Company to prioritize the growth of its utilities in states where it has scale. The Company intends to use the proceeds from these transactions to finance its capital expenditures and water and wastewater acquisitions, in place of external funding from equity and debt issuances. See Note 3 – Assets Held for Sale and Dispositions in the Notes to Consolidated Financial Statements for additional information.

The following table reports our operating revenues, by principal state, for our Regulated Water segment, which includes both water and wastewater utility services, Regulated Natural Gas segment, and Other and eliminations for the year ended December 31, 2023:

	Operating Revenues (000's)	Operating Revenues (%)
Pennsylvania	$643,604	31.3%
Ohio	125,574	6.1%
Texas	98,441	4.8%
Illinois	96,833	4.7%
North Carolina	82,065	4.0%
Other states (1)	106,859	5.2%
Regulated Water segment total	1,153,376	56.1%

Pennsylvania	798,831	38.9%
Other states (2)	64,928	3.2%
Regulated Natural Gas segment total	863,759	42.1%

Other and eliminations	36,689	1.8%
Consolidated	$2,053,824	100.0%

(1)Includes our water operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

(2)Includes our natural gas operating subsidiaries in West Virginia (up through September 2023) and Kentucky.

The Company has identified eleven operating segments and has two reportable segments, the Regulated Water segment and the Regulated Natural Gas segment. The Regulated Water segment is comprised of eight operating segments for the Company’s water and wastewater regulated utility companies, aligned with the states where we provide these services. These operating segments are aggregated into one reportable segment since each of the Company’s operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment. The Regulated Natural Gas segment is comprised of one operating segment representing natural gas utility companies, for which the Company provides natural gas distribution services. In addition to the Company’s two reportable segments, the Company includes two of its operating segments in “Other”. These businesses represent its non-regulated water, wastewater, and natural gas operations, which are not quantitatively significant to be reportable and therefore are included as a component of “Other”. In addition, “Other” and eliminations include corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments, because they would not be recoverable as a cost of utility service, and intersegment eliminations. Information concerning revenues, net income, identifiable assets and related financial information for the Regulated Water and Regulated Natural Gas segments and Other and eliminations for 2023, 2022, and 2021, is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 18 – Segment Information in the Notes to Consolidated Financial Statements which is contained in Item 8 of this Annual Report.

The following table summarizes our operating revenues, by utility customer class, for the Regulated Water and Regulated Natural Gas segments and Other and eliminations for the year ended December 31, 2023:

	Operating Revenues (000's)	Operating Revenues (%)
Residential water	$641,351	31.2%
Commercial water	180,731	8.8%
Fire protection	41,257	2.0%
Industrial water	33,949	1.7%
Other water	51,527	2.5%
Total water	948,815	46.2%
Wastewater	187,394	9.0%
Other utility	17,167	0.8%
Regulated Water segment total	1,153,376	56.0%

Residential gas	519,406	25.3%
Commercial gas	111,272	5.5%
Industrial gas	3,232	0.2%
Gas transportation	184,598	9.0%
Other utility	45,251	2.2%
Regulated Natural Gas segment total	863,759	42.2%

Other and eliminations	36,689	1.8%
Consolidated	$2,053,824	100.0%

Customers

Our water utility customer base is diversified among residential water, commercial water, fire protection, industrial water, other water, wastewater customers, and other utility customers (consisting of contracted services that are associated with the utility operations). Residential water and wastewater customers make up the largest component of our water utility customer base, with these customers representing approximately 69%, 68%, and 69%, of our water and wastewater revenues for 2023, 2022, and 2021, respectively. Substantially all of our water utility customers are metered, which allows us to measure and bill for our customers’ water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during late spring, summer, and early fall. In general, during these seasons, an extended period of dry weather increases consumption, while above-average rainfall decreases consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and imposing water use restrictions in the affected areas, which could reduce water consumption. See “Business – Water Utility Supplies, and Facilities and Wastewater Utility Facilities” for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our water utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of our service territories. Water usage is also affected by changing consumption patterns by our customers, resulting from such causes as increased water conservation and the installation of water saving devices and appliances that can result in decreased water usage. It is estimated that, in the event we experience a 0.50% decrease in residential water consumption, it would result in a decrease in annual residential water revenue of approximately $3,000,000, which would likely be partially offset by a reduction in incremental water production expenses such as chemicals and power.

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

The Company’s growth in revenues over the past five years is primarily a result of its acquisition in 2020 of Peoples Natural Gas Company LLC and its affiliated companies, or the Peoples Gas Acquisition, increases in water and wastewater rates, increase in the cost of natural gas in 2021 and 2022, and customer growth. See Economic Regulation for a discussion of water, wastewater, and natural gas rates. The increase in our utility customer base has been due to customers added through acquisitions, partnerships with developers, and organic growth (excluding dispositions) as shown below:

Year	Utility Customer Growth Rate
2023	1.0%
2022	1.7%
2021	1.2%
2020	42.9%
2019	2.1%

In 2023, 2022, 2021, 2020, and 2019, our customer count increased by 5,875, 31,537, 21,246, 772,099 and 21,108 customers, respectively, primarily due to the water and wastewater utility systems that we acquired, organic growth, and in 2020, due to the Peoples Gas Acquisition that resulted to the addition of approximately 750,000 natural gas utility customers. Overall, for the five year period of 2019 through 2023, our utility customer base, adjusted to exclude customers associated with utility system dispositions, increased at an annual compound rate of 13.2%. During the five year period ended December 31, 2023, our utility customer base including customers associated with utility system acquisitions and dispositions increased from 1,005,590 at January 1, 2019 to 1,857,461 at December 31, 2023.

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

Based on the 2021 U.S. Census American Housing Survey, approximately 89% of the U.S. population obtain their water from public or private water utility systems, and 11% of the U.S. population obtain their water from individual wells. With approximately 50,000 community water systems in the U.S. (approximately 81% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water and wastewater). The majority of these community water systems are government-owned. The nation’s water systems range in size from large government-owned systems, such as the New York City water system, which serves approximately 8.5 million people, to small systems, where a few customers share a common well. In the states where we operate regulated water utilities, we believe there are over 14,000 community water systems of widely-varying size, with the majority of the population being served by government-owned water systems.

Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. Based on the 2021 U.S. Census American Housing Survey, approximately 84% of the U.S. population relies on public or private sewer systems, and 16% of the U.S. population relies on septic tank, cesspool, or other sewer options. A majority of wastewater facilities are government-owned rather than regulated utilities. In the states where we operate regulated water utilities, we believe there are approximately 4,000 wastewater facilities in operation, with the majority of the population being served by government-owned wastewater systems.

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

We are actively exploring opportunities to expand our water and wastewater utility operations through acquisitions or other growth ventures. During the three-year period ended December 31, 2023, we expanded our utility operations by completing 12 acquisitions of water or wastewater utilities or other similar assets.

Capital Investment

The Company expects to invest approximately $7.2 billion from 2024 through 2028 to meet compliance requirements, improve water and natural gas systems, and better serve customers through improved information technology. These investments include replacing and expanding its water and wastewater utility infrastructure and replacing and upgrading its natural gas utility infrastructure, with the latter leading to significant reductions in methane emissions that occur in aged gas pipes. The capital investments made to rehabilitate and expand the infrastructure of the communities we serve is critical to our mission of safely and reliably delivering Earth’s most essential resources.

Supply and Facilities

Water Utility Supplies and Facilities and Wastewater Utility Facilities - Our water utility operations obtain their water supplies from surface water sources, underground aquifers, and water purchased from other water suppliers. Our water supplies are primarily self-supplied and processed at twenty-four surface water treatment plants located in five states, and numerous well stations located in the states in which we conduct business. Approximately 5.9% of our water supplies are provided through water purchased from other water suppliers. It is our policy to obtain and maintain the permits necessary to obtain and treat the water we distribute.

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

Natural Gas Supply and Transportation Facilities - Our natural gas supply strategy is to ensure a dependable gas supply that is economically priced and which is available for delivery when needed. We purchase natural gas from intrastate, interstate and local sources, and transport natural gas supplies through various intrastate and interstate pipelines under contracts with remaining terms, including extensions, varying from one month to 10 years. We anticipate that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

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

We own and operate underground natural gas storage facilities with capacity of 10.5 billion cubic feet (Bcf). Total working capacity is 5.3 Bcf for use during the heating season with a maximum daily withdrawal rate of 115.5 million cubic feet (MMcf). Additionally, we have contracted for off-system storage from interstate pipelines. The total amount of off-system storage under contract is 34.9 Bcf with a maximum daily withdrawal rate of 588.9 MMcf.

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

Natural Gas Gathering - Our Pennsylvania Regulated Natural Gas service territory is situated in the Marcellus Shale production region. Approximately 27% of the natural gas supply on the system is from locally produced gas, which we gather and transport into our distribution system. Our gathering system is regulated by the Pennsylvania Public Utility Commission which includes various safety, environmental and, in some circumstances, anti-discrimination requirements, and in some instances complaint-based rate regulation. Our gathering operations may be subject to ratable take and common purchaser statutes in the states in which we operate.

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

Our water and wastewater operations are comprised of 57 rate divisions, and our natural gas operations are comprised of three rate divisions. Each of our utility rate divisions require a separate rate filing for the evaluation of the cost of service, including the recovery of investments, in connection with the establishment of rates for that rate division. When feasible and beneficial to our utility customers, we will seek approval from the applicable state regulatory commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base. All of the states in which we operate permit us to file a revenue requirement for some form of consolidated rates for all, or some, of the rate divisions in that state.

In Ohio, Virginia, North Carolina, and Kentucky, we may bill our utility customers, in certain circumstances, in accordance with a rate filing that is pending before the respective regulatory commission, which would allow for interim rates. As of December 31, 2023, we have no billings under interim rate arrangements for rate case filings in progress. Furthermore, some utility commissions authorize the use of expense deferrals and amortization to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request. In these states, the additional revenue billed and collected prior to the final regulatory commission ruling is subject to refund to customers based on the outcome of the ruling. The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling. If the request is denied completely or in part, we could be required to refund to customers some or all of the revenue billed to date and write-off some or all of the deferred expenses.

Revenue Surcharges – Eight states in which we operate water and wastewater utilities, and both states, Pennsylvania and Kentucky, in which we operate natural gas utilities, permit us to add an infrastructure rehabilitation surcharge to their respective bills to offset the additional depreciation and capital costs associated with capital expenditures related to replacing and rehabilitating infrastructure systems. Without this surcharge, a utility absorbs all of the depreciation and capital costs of these projects between base rate increases. The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag. This surcharge is intended to substantially reduce regulatory lag, which could act as a disincentive for utilities to rehabilitate their infrastructure. In addition, our subsidiaries in some states use a surcharge or credit on their bills to reflect changes in costs, such as changes in state tax rates, other taxes and purchased water costs, until such time as the new cost levels are incorporated into base rates.

The infrastructure rehabilitation surcharge typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period, and is capped at a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. These surcharges provided revenues of $20,260,881 in 2023, $26,902,294 in 2022, and $33,771,486 in 2021.

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

Income Tax Accounting Method Change – In 2012, in response to a rate order, Aqua Pennsylvania adopted an income tax accounting method change, implemented on Essential Utilities’ 2012 federal income tax return. This accounting method change resulted in a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. The rate order requires the flow-through of income tax benefits which results in a reduction to current income tax expense through the recognition of income tax benefits resulting from the accounting method change. In May 2022, as a result of its most recent rate case, Aqua Pennsylvania received a rate case order that provided for $159,000,000 of income tax deductions, for its water customers, annually, from the flow-through recognition, subject to a collar mechanism of $4,000,000.

In March 2020 and June 2022, the Company changed the method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas and Peoples Gas subsidiaries, respectively. In the fourth quarter of 2022, the Company made a similar change for its Aqua New Jersey subsidiary. These changes result in a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. Consistent with the Company’s accounting for differences between book and tax expenditures for its Aqua Pennsylvania subsidiary, the Company is utilizing the flow-through method to account for this timing difference. For Peoples Natural Gas, the Company calculated the income tax benefits for qualifying capital expenditures made prior to March 16, 2020 (catch-up adjustment) and recorded a regulatory liability for $160,655,000 for these income tax benefits. In May 2021, the Pennsylvania Public Utility Commission approved a settlement petition that allows Peoples Natural Gas to continue to use flow-through accounting for the current tax repair benefit and allows for the catch-up adjustment to be given to its customers. These benefits are being provided back to customers over a five-year period through a credit on customer bills which commenced in August 2021. For Peoples Gas, another company acquired in the Peoples Gas Acquisition, the Company calculated the catch-up adjustment from the periods prior to the 2021 tax year and recognized a regulatory liability of $13,808,000 for these income tax benefits.

In April 2023, the Internal Revenue Service issued Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers can adopt to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. The Company evaluated the safe harbor and intends to adopt the methodology on its 2023 tax return. Upon completion of its 2023 tax return analyses, the Company will update the regulatory liabilities recorded with the recalculated amounts for the catch-up periods for its Peoples Natural Gas and Peoples Gas subsidiaries, and file a petition to update its Tax Repair Surcredit rider to address the benefits due to customers.

In the second quarter of 2023, based on the tax legislative guidance that was issued, the Company reevaluated the uncertain tax positions related to the Regulated Water Segment and ultimately released a portion of its historical income tax reserves. Concurrently, the Company deferred this tax benefit from the reserve release as a regulatory liability, as the accounting treatment is expected to be determined in a future regulatory filing.

Fair Market Value Legislation – In April 2016, Pennsylvania enacted legislation allowing the public utility commission to utilize fair market value to set ratemaking rate base instead of the depreciated original cost of water or wastewater assets for certain qualifying municipal acquisitions. The legislation includes a process for engaging two independent utility valuation experts to perform appraisals that are filed with the public utility commission and then averaged and compared to the purchase price. The ratemaking rate base is the lower of the average of the appraisals or the purchase price and is subject to regulatory approval. In February 2024, the public utility commission issued a draft revision to the current procedures and guidelines that had been implemented, that bolsters requirements for public notice and meetings, requires a rate impact notice, and provides other measures to improve the fair market value process when investor-owned utilities acquire water and wastewater utilities in Pennsylvania. The proposal is currently open for public comment and recommendations to provide feedback for consideration by the commission before finalizing these proposed revisions. Illinois, Indiana, New Jersey, North Carolina, Ohio, Virginia, and Texas also have legislation that allows the use of fair market value under varying rules and circumstances. We believe that this legislation encourages consolidation in the water and wastewater industry, providing municipalities with an option for exiting the business if they are dealing with challenges associated with their aging, deteriorating water and wastewater assets, do not have the expertise or technical capabilities to continue to comply with ever-increasing environmental regulations, or simply want to focus on other community priorities.

Revenue Stability Mechanisms – Revenue stability mechanisms separate the volume of water sold from our ability to meet our cost of service and infrastructure costs. These mechanisms allow us to recognize revenue based on a target amount established in the last rate case, and then record either a regulatory asset or liability based on the cumulative difference over time, which results in either a refund due to customers or a payment from customers. In Illinois, our operating subsidiary utilizes a revenue stability mechanism. Additionally, a weather-normalization adjustment (WNA) mechanism is in place for our natural gas customers served in Kentucky. The WNA serves to minimize the effects of weather on the Company’s results for its residential and small commercial natural gas customers. This regulatory mechanism adjusts revenues earned for the variance between actual and normal weather and can have either positive (warmer than normal) or negative (colder than normal) effects on revenues. Customer bills are adjusted in the December through April billing months, with rates adjusted for the difference between actual revenues and revenues calculated under this mechanism billed to the customers.

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

In the states where our water subsidiaries operate, it is possible that portions of our subsidiaries’ operations could be acquired by municipal governments by one or more of the following methods:

•eminent domain;

•the right of purchase given to or reserved by a municipality or political subdivision when the original franchise was granted; and,

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

Environmental, Health and Safety Regulation and Compliance

The Company’s mission is “to sustain life and improve economic prosperity by safely and reliably delivering Earth’s most essential resources to customers and communities”. We are committed to protecting the environment and the health and safety of our employees, customers, and the public and continue to adhere to applicable regulatory standards. We integrate environmental, health, and safety requirements into planning, decision-making, construction, operations, and maintenance activities that we perform.

Provision of water and wastewater services is subject to regulation under the federal Safe Drinking Water Act, the Clean Water Act, and related state laws, and under federal and state regulations issued under these laws. These laws and regulations establish criteria and standards for drinking water and for wastewater discharges. Environmental, health and safety, and water quality regulations are complex and may vary from state to state. In some instances, a state has adopted a standard that is more stringent than the federal standard. For example, in advance of proposed federal EPA regulations, the New Jersey Department of Environmental Protection has already established enforceable drinking water standards for three per- and polyfluoroalkyl substances, or PFAS, including perfluorooctanoic acid, or PFOA; perfluorooctane sulfonic acid, or PFOS; and perfluorononanoic acid, or PFNA, and the Pennsylvania Department of Environmental Protection also recently enacted enforceable drinking water standards for PFOA and PFOS. In addition, we are subject to federal and state laws and other regulations relating to solid waste disposal, dam safety, and other aspects of our operations.

From time to time, Essential Utilities has acquired, and may acquire, systems that have environmental compliance issues. Environmental compliance issues also arise in the course of normal operations or as a result of regulatory changes. Essential Utilities attempts to align capital budgeting and expenditures to address these issues in due course. We believe that the capital expenditures required to address outstanding environmental compliance issues in our water and wastewater systems have been budgeted in our capital program and represent approximately $187,000,000, or less than 5% of our expected total water and wastewater capital expenditures over the next five years (2024-2028). These capital expenditures do not include the amounts discussed below in connection with the National Primary Drinking Water Regulation as that regulation is not yet finalized. We are parties to agreements with regulatory agencies in Pennsylvania, Texas, and Illinois under which we have committed to make improvements for environmental compliance. These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection from fines, penalties, and other actions while corrective measures are being implemented. We are working with state environmental officials in Pennsylvania, Texas, and Illinois to implement or amend regulatory agreements as necessary.

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

On March 14, 2023, the EPA announced the proposed National Primary Drinking Water Regulation, or NPDWR, for the treatment of six PFAS. The Company submitted comments on the NPDWR, which would establish legally enforceable levels for PFAS in drinking water. It is expected that the EPA will finalize the regulation in 2024. The Company will be provided a three-year window to comply with the NPDWR, and the Safe Drinking Water Act allows for an additional potential for a two-year extension at the state level, or the Compliance Period. We expect that the regulation, once finalized, will result in changes to or addition of certain treatment processes that will require increased capital expenditures and operating expenses. The Company performed its initial analysis of the NPDWR and estimates an investment of at least $450,000,000 of capital expenditures to install additional treatment facilities over the Compliance Period in order to comply with the proposed NPDWR. This figure could increase as plans for construction execution are refined or if additional sites require treatment in the future. Additionally, the Company estimates annual operating expenses of approximately five percent of the installed capital expenditures, in today’s dollars, related to testing, treatment, and disposal. These are preliminary estimates and actual capital expenditures and expenses may differ based upon a variety of factors, including supply chain issues and site-by-site requirements. The Company continues to advocate for actions to hold polluters accountable and is part of the Multi-District Litigation and other legal actions against multiple PFAS manufacturers and polluters to attempt to ensure that the ultimate responsibility for the cleanup of these contaminants is attributed to the polluters and is seeking damages and other costs to address the contamination of its public water supply systems by PFAS. Capital expenditures and operating costs required as a result of water quality standards have been traditionally recognized by state utility commissions as appropriate for inclusion in establishing rates; however, we are also actively applying for grants and low interest loans, whenever possible, to reduce the overall cost to customers. The Company is also monitoring ongoing litigation and settlement activity with manufacturers of PFAS in these proceedings. For more information, see Item 3 - Legal Proceedings.

Clean Water Act - The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams, and groundwater. It is our policy to obtain and maintain all required permits and approvals for the discharges from our water and wastewater facilities, and to comply with all conditions of those permits and other regulatory requirements. A program is in place to monitor facilities for compliance with permitting, monitoring and reporting for wastewater discharges. We are continuously modernizing wastewater treatment methods, ensuring our systems protect the surrounding environment and adhere to current standards. From time to time, discharge violations may occur which may result in fines. These fines and penalties, if any, are not expected to have a material impact on our business, financial condition, or results of operations. We are also parties to agreements with regulatory agencies in several states where we operate while improvements are being made to address wastewater discharge issues. The EPA has identified leveraging wastewater discharge permitting and application of biosolids, or sewage sludge, containing PFAS as areas of focus in its PFAS Strategic Roadmap.

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

Dam Safety - Our subsidiaries own 34 dams, of which 18 are classified as high hazard dams that are subject to the requirements of the federal and state regulations related to dam safety, which undergo regular inspections and an annual engineering inspection. After a thorough review and inspection of our dams by professional outside engineering firms, we believe that all 18 dams are structurally sound and well-maintained, except as described below. These inspections provide recommendations for ongoing rehabilitation which we include in our capital improvement program. The Company has approximately $34,000,000 in capital improvements budgeted between 2024 and 2028 for dam improvements.

We performed studies of our dams that identified five high hazard dams in Pennsylvania and one high hazard dam in Ohio requiring capital improvements. These capital improvements result from the adoption by state regulatory agencies of revised formulas for calculating the magnitude of a possible maximum flood event. The most significant capital improvement remaining to be performed in our dam improvement program is on one dam in Pennsylvania at a total estimated cost of $15,400,000. Design for this dam commenced in 2013 and construction is expected to be completed in 2027. An additional four high hazard dams in Pennsylvania were recently added due to an acquisition in 2023.  These dams are undergoing additional evaluations but have capital improvements budgeted for currently identified needs in the 2024 to 2028 period.

Lead and Copper Rule –Since the Lead and Copper Rule (LCR) was issued in 1992, we have been working to prevent lead leaching from home plumbing sources by reducing water corrosivity and adding chemicals that can prevent leaching of lead in pipes and homes. We have a program to evaluate all changes in water sources and/or treatment prior to initiating a change in water supply. We also focus on identifying and removing lead service lines and encouraging customers to replace the customer-owned portion of the service line if it is lead as they are identified during our main replacement program or during other maintenance activities. We support the recommendations of The Lead Service Line Replacement Collaborative, a collaborative of leading water industry, housing, and health organizations that has recommended full replacement of lead service lines as a “best practice” to reduce lead in drinking water, but we generally only have control over the company-owned portion of each service line. In cases where we are replacing a company-owned lead service line, our standard approach is to replace the company-owned portion and advise and encourage the customer to replace the customer-owned portion of the service line, all the way to the customer’s home. In Pennsylvania, we have the legal and regulatory authority to replace the customer-owned portion of the service line and will attempt to obtain customer permission to do so. In New Jersey, we are also complying with the state mandate to replace lead and galvanized service lines on both the company and customer sides with a 10-year deadline. We also advise customers of the potential health impacts of lead in drinking water, and conduct lead testing at homes following replacement of a lead service line.

On January 15, 2021, the EPA published the Lead and Copper Rule Revisions (LCRR) which detail additional measures to better protect communities from exposure to lead in drinking water. Under the LCRR and subsequent rulings, water utilities are required to submit a lead service line inventory and a lead service line replacement plan to the respective states or agencies by October 16, 2024.  We are continuing to enhance our lead service line inventory and refine our lead service line replacement plans, which we expect to complete by the deadline. On November 30, 2023, the EPA announced a proposed Lead and Copper Rule Improvements (LCRI) to further strengthen the key elements of the LCRR. The proposed LCRI includes, among others, a requirement to replace lead service lines within 10 years, lower lead action levels, changes to tap sampling protocol, and enhancements to public notification and customer communication. We are still in the process of reviewing the overall impact of the proposed LCRI. Capital expenditures and operating costs associated with compliance with any of these rule revisions will be determined once the EPA finalizes the rule.

Partnership for Safe Water Program – Essential Utilities is a proud participant in the American Water Works Association’s (AWWA) Partnership for Safe Water Program.  This voluntary program is a commitment to excellence within the drinking water community above and beyond EPA’s stringent treatment goals.  All of our active surface water treatment plants (within Pennsylvania, Ohio, and Illinois) maintain good standing in the program which includes many awards of achievement.  The honors include the “Director’s Award” (achieved at eight systems) which recognizes plants that have: 1) completed a comprehensive self-assessment report, 2) created an action plan for continuous improvement, and 3) provided several evaluations of performance demonstrating operational excellence.  Several of our systems have met these criteria annually and have received 5-, 10-, 15-, and 20-year subscriber awards. Furthermore, our Roaring Creek Pennsylvania treatment plant has received the Phase IV Excellence Award, the highest honor achieved in the Partnership Program.

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

In 2020, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020 (2020 Act) reauthorized PHMSA through fiscal year 2023 and directed the agency to move forward with several regulatory initiatives, including obligating operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations.

In June 2021, PHMSA issued an advisory bulletin to address a self-executing mandate as part of the 2016 Act. This Leak Detection and Reduction (LDAR) bulletin requires operators to update standard operating procedures to address leaks and gas releases which may be hazardous to public safety and the environment. In November 2021, PHMSA published the final gathering line rule. This rule requires preventative and mitigative measures on gathering lines of certain diameters and operating pressures.  Further, on August 24, 2022, PHMSA published a final rule strengthening integrity management requirements for onshore gas transmission lines, bolstering corrosion control standards and repair criteria, and imposing new requirements for inspections after extreme weather events. Certain portions of this August 2022 ruling went into effect in May 2023, with the remaining portions taking effect in February 2024.

Compliance with PHMSA’s regulations, performance of the remediation activities by our natural gas distribution companies and intrastate pipelines and verification of records on maximum allowable operating pressure will continue to require increases in both capital expenditures and operating costs. The level of expenditures will depend upon several factors, including age, location and operating pressures of the facilities. In particular, the cost of compliance with the DOT’s integrity management rules will depend on integrity testing and the repairs found to be necessary by such testing. Changes to the amount of pipe subject to integrity management, whether by expansion of the definition of the type of areas subject to integrity management procedures or of the applicability of such procedures outside of those defined areas, may also affect incurred costs. Implementation of the 2011, 2016 and 2020 Acts by PHMSA may result in other regulations or the reinterpretation of existing regulations that could impact compliance costs. In addition, we may be subject to the DOT’s enforcement actions and penalties if the Company fails to comply with pipeline regulations.

Inflation Reduction Act - On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law, which among other things, includes a provision to implement an annual waste emissions charge beginning with calendar year 2024 (to be paid in 2025) on applicable oil and gas facilities that exceed certain methane emission thresholds.  Currently, the Company has gathering facility assets that could exceed the applicable emissions thresholds and potentially be subject to the waste emissions charge. On January 12, 2024, the EPA released a proposed rule addressing how the charge will be implemented, including the calculation of the charge and potential exemptions from the charge. We are continuing to assess the future impact of the provisions of the IRA on our consolidated financial statements and on the Company’s gathering facility assets. We have estimated that the waste emissions charge beginning in 2024 could approximate $1,000,000 to $2,000,000 annually, with the potential to change over time as the Company’s gathering facility assets are replaced or retired.  We have proposed recovery of these estimated costs in the pending Peoples Natural Gas rate filing.  As a regulated utility, required capital expenditures and operating costs, including taxes, have been traditionally recognized by state utility commissions as appropriate for inclusion in establishing rates.

Physical Security

We maintain security measures at our facilities, and collaborate with federal, state and local authorities and industry trade associations regarding information on possible threats and physical security measures for water, wastewater, and natural gas utility operations. The costs incurred are expected to be recoverable in customer rates and are not expected to have a material impact on our business, financial condition, or results of operations.

Environmental Stewardship

The way we do business at Essential reflects our commitment to a sustainable, safe, and healthy environment for all our stakeholders. Sustainability is deeply engrained in our business strategy. We ensure environmental stewardship remains a priority for management by factoring several benchmarks into executive compensation.

We understand the urgency of the Paris Agreement and the United Nations Intergovernmental Panel on Climate Change’s science-based target of limiting the global temperature increase to well below 2 degrees Celsius. Of our Scope 1 and 2 GHG emissions, 79% are driven by our gas distribution business. Early in 2021, we announced that by 2035, we will reduce our Scope 1 and 2 GHG emissions by 60% from our 2019 baseline. This is consistent with the rate of reduction necessary through 2035 to keep on track with the Paris Agreement. This will be achieved by extensive gas pipeline replacement, renewable energy purchasing, accelerated methane leak detection and repair, and various other currently planned initiatives that are highly feasible with proven technology.  In 2022, we have achieved 25% emissions reduction from our 2019 baseline. We also began procuring nearly 100% renewable electricity for our water and wastewater operations in Illinois, New Jersey, Ohio, and Pennsylvania in 2022.

The Company manages climate-change matters through significant board-level oversight. At the management level, the Environmental, Social and Governance, or ESG, Oversight Committee, which is a group of about a dozen of the Company’ senior leaders across the organization and the Chief Executive Officer, meet at least once each quarter to discuss these topics. The Company’s environmental sustainability initiatives and strategy are discussed further in our environmental, social, and governance reporting, which can be found on our website at https://esg.essential.co. Such reports are not incorporated by reference and should not be considered part of this Annual Report.

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

As of December 31, 2023, we employed a total of 3,258 full-time employees. Our subsidiaries are parties to 22 labor agreements with labor unions covering 1,643 employees. The labor agreements expire at various times up until 2028.

Health and Safety - Safety is the foundation of our business and guides all our employees’ actions. The Company continues to invest in safety improvements, implement policies and procedures, develop technical training and guidelines for our employees, and leverage new tools and technology to improve our maps, records and infrastructure performance. The Company’s Senior Leadership Safety Council leads our safety efforts and is supported by the Safety Steering Committee, state and facility committees and leaders that operate at the local site level. Hazards in the workplace are actively identified, and management tracks incidents so remedial actions can be taken to improve workplace safety. To encourage managers to promote a safe environment, related metrics are incorporated in management’s incentive compensation plans.

The Company provides free access to Health Advocate, which offers a variety of innovative, flexible, and convenient employee health and wellness programs. Through our partnership with Health Advocate, personalized mental health assistance is available to all employees and their family members; support is available 24/7 via in-person, phone or virtual visits with a licensed counselor.

Employee Development and Training - The Company continues to invest in training and development programs for employees so that they may evolve and enhance their skills in their areas of expertise. The Company offers several learning opportunities through partnerships with one of the leading online learning providers, business school certificate programs, tuition reimbursement for post-secondary degree granting programs, and individual career coaching. At Essential, we believe in an integrated talent development approach. We utilize the “70/20/10 model” for development, which holds that 70% of learning happens on the job through stretch goals and critical assignments, 20% of learning occurs through mentoring and coaching and involvement in professional and industry related activities, and 10% of learning occurs within a virtual or live learning environment. We align our development model to support our vision, mission, and competencies, with a balanced approach to developing our workforce that leads us to the development of a confident, committed, and high-performance culture.

Succession Planning – Essential has organizational workforce analysis and planning programs to ensure the Company has the talent it needs for the future. By conducting stay interviews with key performers, the Company learns where talent risks may arise. Under the Company’s Corporate Governance Guidelines, the Board of Directors is responsible for the development and periodic review of a management succession plan for the Chief Executive Officer and other executives. Annually, the Board of Directors reviews the Company’s succession planning process for the Chief Executive Officer and the named executive officers. During this review, the directors review succession candidates on an immediate basis and more developmental candidates to ensure that the Company is well-prepared for the future.

Voluntary Attrition and Turnover - The Company measures turnover rates of its employees in assessing the Company’s overall human capital. The Company’s voluntary attrition rate (not including retirements) for 2023 was 0% at the executive and senior management level, 6.3% at the mid-level manager level, 11.7% at the professional level, and 7.4% across all other employees. These voluntary attrition rates decreased from 2022 as the Company focused on measures to increase retention and the labor market improved. We are continuing to develop programs focused on retaining our workforce.

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

From 2021 to 2023, we added an employee diversity component (5% weighting) to our short-term incentive plan. Our focus on attracting and retaining diverse talent has resulted in growth in the number of our diverse employees. Diversity at the management level has also remained steady in 2023. We have achieved our multiyear plan of reaching 16.5% employees of color.

We also believe diversity in our Board of Directors is critical for effective governance. Candidates for nomination to the Board are considered by the Corporate Governance Committee based on their personal abilities, qualifications, independence, knowledge, judgment, character, leadership skills, education, background (including, but not limited to race, gender, and national origin), and their expertise and experience in fields and disciplines relevant to the Company. In October 2023, we were recognized as a Champion of Board Diversity by The Forum of Executive Women for having one-third of our board comprised of women for the fifth year since 2016.

Total Rewards - We invest in our workforce by offering a total rewards package that is targeted to be competitive with the market in which we compete for talent, while allowing individual pay to vary equitably based on performance, skills and experience.  Our total rewards package includes a combination of salaries, short and long-term incentives, health and wellness benefits, retirement benefits, and other benefits which we regularly assess against the current business environment and labor market to ensure they are competitive.

Communication and Engagement –We believe that our employees are critical to our business, and it is essential to have an environment of high engagement and inclusivity in which employees thrive. We use a variety of communication channels to help employees stay informed and to facilitate direct dialogue, including open forums with our executives, town halls, regular engagement surveys, employee resource groups, and regular performance feedback sessions between employees and their supervisors. We value feedback from our employees, as it helps us gain a deeper understanding of areas where we are doing well and where we need improvement. Employees are requested to participate in a bi-annual culture assessment by completing an anonymous survey. We have worked with various functional areas to create and implement action plans to address areas of employee concern. Executive management also regularly conducts town hall-style meetings with employees, where they have the opportunity to ask questions, voice opinions, and share feedback.

Citizenship – As a mission-based organization, we are driven to improve the quality of life and livelihood of our customers and the communities we serve. Through our charitable giving program, employees are encouraged to engage in philanthropy through the United Way campaign and matching gift program. Essential matches 100%, up to a maximum of $500 per calendar year per employee, for personal contributions made by an employee or their spouse or domestic partner to qualifying nonprofit organizations. At various times throughout the year, the Company supports its employees in volunteering their time and talents to give back to their communities.

Supplier Diversity

We acknowledge that supplier diversity is critical for our communities as well as for our business. We are committed to increasing our work with qualified and certified diverse suppliers from the communities and neighborhoods where we live, work, and operate each day and suppliers that use reasonable efforts to minimize pollution and improve environmental protection and sustainability. As such, we announced a multi-year plan to increase diverse supplier spend to 15% of controllable spend, which excludes spend where there is no opportunity to include diverse suppliers or spend that cannot be sourced from a diverse supplier due to a policy or law (items like power, purchased water and some one-time payments). From 2021 to 2023, we added a supplier diversity component (5% weighting) to our short-term incentive plan to focus on identifying and supporting diverse vendors. We also have a Supplier Code of Conduct that defines the basic requirements for suppliers of goods and services and their responsibilities to the environment and their stakeholders. We also expect our suppliers to subscribe to the principles of nondiscrimination, follow high standards of business ethics and professional conduct and adhere to our Human Rights Policy.

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

•the impact of our business on the environment, and our ability to meet our environmental, social, and governance goals;

•our authority to carry on our business without unduly burdensome restrictions;

•our capability to pursue timely rate increase requests;

•the capacity of our water supplies, water facilities, wastewater facilities, and natural gas supplies and storage facilities;

•the impact of public health threats, or the measures implemented by the Company as a result of these threats;

•the impact of cybersecurity attacks or other cyber-related events;

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

•the availability and cost of capital financing, including impacts of increasing financing costs and interest rates;

•dividend payment projections;

•the impact of geographic diversity on our exposure to unusual weather;

•the continuation of investments in strategic ventures;

•our ability to obtain fair market value for condemned assets;

•the impact of fines and penalties;

•the impact of legal proceedings;

•general economic conditions, including inflation;

•the impairment of goodwill resulting in a non-cash charge to earnings;

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

•the continuous and reliable operation of our information technology systems, including the impact of cybersecurity attacks or other cyber-related events, and risks associated with new systems implementation or integration;

•impacts from public health threats, including on consumption, usage, supply chain, and collections.

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

•fluctuations in quarterly and/or annual results;

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

The issue of climate change is receiving ever increasing attention worldwide. Many climate change predictions, if true, present several potential challenges to utilities, such as: increased frequency and duration of droughts, increased precipitation and flooding, potential degradation of water quality, and changes in demand for services. We maintain an ongoing facility planning process, and this planning or the enactment of new standards may result in the need for additional capital expenditures or raise our operating costs, including the cost of insurance. Because of the uncertainty of weather volatility related to climate change, we cannot predict its potential impact on our business, financial condition, or results of operations. Although any potential expenditures and operating costs may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs. Without adequate rate recovery, our costs of complying with climate change weather related measures may negatively impact our business, financial condition, or results of operations.

Climate change laws and regulations have been passed and are being proposed that require compliance with greenhouse gas emissions standards, as well as other climate change initiatives and reporting, which could impact our business, financial condition or results of operations.

Climate change is receiving ever increasing attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases (GHG), including carbon dioxide. Climate change laws and regulations enacted and proposed could limit and impose costs tied to GHG emissions from covered entities and require additional monitoring/reporting. For example, in August 2022, the Inflation Reduction Act was signed into law, which includes a methane charge that is expected to be applicable to the reported annual methane emissions of certain oil and gas facilities, that exceed certain methane emission thresholds, starting in calendar year 2024. A number of states have also adopted energy strategies or plans with goals that include the reduction of greenhouse gas emissions. For example, Pennsylvania has a methane reduction framework for the natural gas industry, which has resulted in permitting changes with the stated goal of reducing methane emissions from well sites, compressor stations, and pipelines.  At this time, the existing GHG laws and regulations are not expected to materially harm the Company’s operations or capital expenditures; however, the uncertainty of future climate change regulatory requirements still remains. We cannot predict the potential impact of future laws and regulations on our business, financial condition, or results of operations. Although these future expenditures and costs for regulatory compliance may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs. Competition from renewable energy sources may reduce the demand for natural gas, which could impact our future earnings and cash flows.  Another potential risk related to climate change could be more frequent and more severe weather events, which could increase our costs to repair damaged facilities and restore service to our customers. If we are unable to provide utility services to our customers, our financial results would be impacted by lost revenues, and we would have to seek regulatory approval to recover restoration costs.

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

•lead and other materials;

•manufactured sources, such as pharmaceuticals and personal care products; and

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

We are devoting our attention to various emerging contaminants, including the Per- and Polyfluoroalkyl Substances (PFAS) family of chemicals and other chemicals and substances that do not have any federal regulatory standard in drinking water. We comply with governmental agency guidance that recommends the standard of protection from these contaminants, and we monitor proposed standards and other governmental agency guidance regarding these contaminants. On March 14, 2023, the U.S. Environmental Protection Agency (EPA) announced the proposed National Primary Drinking Water Regulation (NPDWR) for the treatment of six PFAS compounds. The NPDWR proposed maximum contaminant levels (MCLs) in drinking water. It is expected that the EPA will finalize the regulation in 2024. The Company will be provided a three-year window to comply with the NPDWR, and the Safe Drinking Water Act allows for an additional potential for a two-year extension at the state level, or the Compliance Period. We expect that the regulation, once finalized, will result in changes to or addition of certain treatment processes that will require increased capital expenditures and operating expenses. The Company performed its initial analysis of the NPDWR and estimates an investment of at least $450,000,000 of capital expenditures to install additional treatment facilities over the Compliance Period in order to comply with the proposed NPDWR. This figure could increase as plans for construction execution are refined or if additional sites require treatment in the future. Additionally, the Company estimates annual operating expenses of approximately five percent of the installed capital expenditures, in today’s dollars, related to testing, treatment, and disposal. These are preliminary estimates and actual capital expenditures and expenses may differ based upon a variety of factors, including supply chain issues and site-by-site requirements.

We may incur costs to defend our position and/or incur reputational damage even if we are not liable for consequences arising out of human exposure to contamination and/or hazardous substances in our water supplies, other environmental damage, or our customer’s business interruption. Our insurance policies may not be sufficient to cover the costs of our defense or, in the event we are liable, these claims, and losses incurred, may make it difficult for us to secure insurance in the future at acceptable rates. Such claims or actions could harm our business, reputation, financial condition, and results of operations.

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

General economic turmoil may also lead to an investment market downturn, which may result in our pension and other post-retirement plans’ asset market values suffering a decline and significant volatility. A decline in our plans’ asset market values could increase our required cash contributions to the plans and increased expense in subsequent years. Inflation levels in excess of historical levels could also lead to regulatory lag and thus impact our earned returns and financial results.

Moreover, in recent years, inflation and rising interest rates have become areas of increasing economic concern. Changes in the cost of providing our products and services, including price increases in operating and capital costs, as well as increases in labor costs or borrowing costs, may negatively impact our financial condition and results of operations. We review the adequacy of our rates as approved by public utility commissions in relation to the increasing cost of providing services and the inherent regulatory lag in adjusting those rates. Rate increases are not retroactive and often lag increases in costs caused by inflation. On occasion, our regulated utility companies may enter into rate settlement agreements, which require us to wait for a period of time to file the next base rate increase request. These agreements may result in regulatory lag whereby inflationary increases in expenses or higher borrowing costs may not be reflected in rates, and may not yet be requested, or a gap may exist between when a capital project is completed and the start of its recovery in rates. Even during periods of moderate inflation, the effects of inflation can have a negative impact on our operating results. The ability to control operating expenses is an important factor that will influence future results.

Inflation could adversely impact our ability to control costs, including operating expenses and capital costs.

Although inflation had been low previously, it rose significantly in the second half of 2021 and through 2022 and 2023. In addition, global and industry-wide supply chain disruptions have resulted in shortages in labor, materials and services. Such shortages have resulted in inflationary cost increases for labor, materials and services and could continue to cause costs to increase, as well as a scarcity of certain products and raw materials. Inflation, higher interest rates and supply chain pressures resulted in an increase in certain operating and capital spending requirements in 2022 and 2023, which we expect will continue into 2024. To the extent inflation remains elevated, we may experience further cost increases for our operations, as well as increased labor costs. We cannot predict any future trends in the rate of inflation and interest rates, and a significant increase in inflation, to the extent we are unable to recover higher costs through rate cases, could negatively impact our business, financial condition and results of operation.

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

Peoples’ revenues are seasonal and temperature sensitive and vary from year-to-year, depending on weather conditions, with a substantial portion of Peoples’ revenue occurring in the first and fourth quarters of the year due to colder temperatures and increased heating needs. In 2023, this amounted to 73%, for the first and fourth quarters. This has the effect of reducing our quarterly revenues in the spring and summer months. In addition, warmer-than-normal-weather conditions can decrease the amount of natural gas Peoples sells in any year, which could adversely affect our business, financial condition, and results of operations. Finally, significantly colder-than-normal weather conditions can materially increase natural gas usage, resulting in challenges for our operations and our ability to serve our customers.

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

Drought conditions and government-imposed water use restrictions may impact our ability to serve our current and future customers, and may impact our customers’ use of our water, which may harm our business, financial condition, and results of operations.

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

Additionally, the discovery of presently unknown environmental conditions, including former manufactured gas plant sites, and claims under environmental laws and regulations may result in expenditures and liabilities, which could be material, and could materially harm our business, financial condition and results of operations.

We are increasingly dependent on the continuous and reliable operation of our information technology systems, including those of our third-party vendors, and a disruption of these systems, resulting from cybersecurity attacks, risks associated with new systems implementation or integration, or other events, could harm our business.

We rely on our information technology systems, including those of our third-party vendors, in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our treatment, storage and pumping facilities, and our natural gas pipelines. In addition, we rely on our systems to track our utility assets and to manage maintenance and construction projects, materials and supplies, and our human resource functions. A loss of these systems, or major problems with the operation of these systems, could harm our business, financial condition, and results of operations. We could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly, or not properly integrated into operations. In addition, our information technology systems may be vulnerable to damage or interruption from the following types of cybersecurity attacks or other events:

•power loss, computer systems failures, and internet, telecommunications or data network failures;

•operator negligence or improper operation by, or supervision of, employees;

•physical and electronic loss of data;

•computer viruses, cybersecurity attacks, intentional security breaches, hacking, denial of service actions, misappropriation of data and similar events;

•difficulties in the implementation of upgrades or modification to our information technology systems; and

•hurricanes, fires, floods, earthquakes and other natural disasters.

Although we do not believe that our systems are at a materially greater risk of cybersecurity attacks than other similar organizations, our information technology systems may be vulnerable to damage or interruption from the types of cybersecurity attacks or other events listed above or other similar actions, and such incidents may go undetected for a period of time. Such cybersecurity attacks or other events may result in:

•the loss or compromise of customer, financial, employee, or operational data;

•disruption of billing, collections or normal field service activities;

•disruption of electronic monitoring and control of operational systems;

•delays in financial reporting and other normal management functions; and

•disruption in normal system operations.

Possible impacts associated with a cybersecurity attack or other events may include: remediation costs related to lost, stolen, or compromised data; repairs to data processing or physical systems; increased cybersecurity protection costs; adverse effects on our compliance with regulatory and environmental laws and regulation, including standards for drinking water; litigation; loss of revenue; and reputational damage. We maintain insurance to help defray costs associated with cybersecurity attacks or other events, but we cannot provide assurance that such insurance will provide coverage for any particular type of incident or event or that such insurance will be adequate, and losses incurred may make it difficult for us to secure insurance in the future at acceptable rates.

We have a cybersecurity controls framework in place. We monitor our control effectiveness in an increasing threat landscape and continuously take action to improve our security posture. We cannot assure you that, despite such measures, a form of system failure or data security breach will not have a material adverse effect on our financial condition and results of operations.

Our water or wastewater utility systems may be subject to condemnations or other methods of taking by governmental entities.

In the states where our subsidiaries operate water or wastewater utility systems, it is possible that portions of our subsidiaries’ operations could be acquired by municipal governments by one or more of the following methods:

•eminent domain;

•the right of purchase given to or reserved by a municipality or political subdivision when the original franchise was granted; and

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

Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable business tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities. Some of our subsidiaries use a tax method of accounting that permits the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for tax purposes. Our determination of what qualifies as a capital cost versus a tax deduction for utility asset improvements is subject to subsequent adjustment and may impact the income tax benefits that have been recognized.

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

Approximately 50% of our Regulated Water and Regulated Natural Gas segments’ workforce is unionized under 22 labor contracts with labor unions, which expire between at various times up until 2028. In light of rising costs for healthcare and retirement benefits, contract negotiations in the future may be difficult. We are subject to a risk of work stoppages and other labor actions as we negotiate with the unions to address these issues, which could harm our business, financial condition, and results of operations. We cannot assure you that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.

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

•our suppliers may face production or shipping delays due to public health threats, natural disasters, strikes, lock-outs, political disputes, or other such actions;

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

The Peoples’ regulated companies purchase their natural gas supply primarily through a combination of requirements contracts, some of which contain minimum purchase obligations, monthly spot purchase contracts, and forward purchase contracts. The price paid for natural gas acquired under forward purchase contracts is fixed prior to the delivery of the natural gas. Additionally, a portion of natural gas purchases is injected into natural gas storage facilities in the non-heating months and withdrawn from storage for delivery to customers during the heating months.

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

Our non-regulated natural gas operations purchase natural gas utilizing a combination of requirements contracts, some of which contain minimum purchase obligations, monthly spot purchase contracts, and forward purchase contracts. Although price risk for the non-regulated companies is mitigated to a degree by efforts aimed at balancing supply and demand, there are practical limitations on the ability to accurately predict demand and any failure to do so could adversely affect our financial condition and results of operations.

An impairment in the carrying value of our goodwill could negatively impact our consolidated results of operations and net worth.

We have significant amounts of goodwill resulting from the acquisition of utility systems and businesses. As of December 31, 2023, the net carrying value of goodwill amounted to $2,340,738,000 or 13.9% of our total assets. Of the balance, $2,277,447,000 relates to our Regulated Natural Gas reporting unit. Goodwill is initially recorded at fair value, not amortized and reviewed for impairment at least annually or more frequently if impairment indicators arise. Indicators that are considered significant include changes in performance relative to expected operating results, significant negative industry or economic trends, including rising interest rates, or a significant decline in our stock price and/or market capitalization for a sustained period of time. If certain factors arise, we may be required to record a significant non-cash charge to earnings in our consolidated financial statements during the period in which an impairment of our goodwill is determined. Any such non-cash charge could have a material adverse impact on our results of operations and net worth.

Risk Related to Public Health Threats

Global or regional health pandemics, epidemics or similar public health threats could negatively impact our business, outlook, financial condition, results of operations and liquidity.

Public health threats, such as the COVID-19 pandemic, and the measures implemented to contain its spread, have widespread impacts on the global economy, our employees, customers, and third-party business partners. Public health threats could, in the future, materially impact our business in numerous ways, including, but not limited to, those outlined below:

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

These and other impacts of global or regional health pandemics, epidemics or similar public health threats could also have the effect of heightening many of the other risks described in “Risk Factors” in this Annual Report and the other reports we file from time to time with the SEC. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results of operations, financial condition and liquidity. The ultimate impact of public health threats on our business depends on factors beyond our knowledge or control, including the duration and severity of the outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Any of these factors could have a negative impact on our business, outlook, financial condition, and results of operations, which impact could be material.

Risks Related to the Company’s Capital Needs and Common Stock

We have substantial indebtedness, as a result, it may be more difficult for the Company to pay or refinance its debts or take other actions, and the Company may need to divert cash to fund debt service payments.

As of December 31, 2023, our aggregate long-term and short-term debt balance was $7,098,131,000. The substantial indebtedness could:

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

Our business is capital intensive. In addition to the capital required to fund customer growth through our acquisition strategy, on an annual basis, we invest significant sums for additions to or replacement of property, plant and equipment. We obtain funds for our capital expenditures from operations, contributions and advances by developers and others, debt issuances, and equity issuances. We have paid dividends consecutively for 79 years, and our Board of Directors recognizes the value that our common shareholders place on both our historical payment record and on our future anticipated dividend payments. Our ability to continue our growth through acquisitions and to maintain and meet our financial objectives is dependent upon the availability of adequate capital, and we may not be able to access the capital markets on favorable terms or at all. Additionally, if in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would need to seek alternative financing sources; however, there can be no assurance that these alternative financing sources would be available on terms acceptable to us. In the event we are unable to obtain sufficient capital, we may need to take steps to conserve cash by reducing our capital expenditures or dividend payments and our ability to pursue acquisitions may be limited. The reduction in capital expenditures may result in reduced potential earnings growth, affect our ability to meet environmental laws and regulations, and limit our ability to improve or expand our utility systems to the level we believe appropriate. There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction, and maintenance. In addition, delays in completing major capital projects could delay the recovery of the capital expenditures associated with such projects through rates.

If the cost of borrowing continues to increase, we might not be able to recover increases in our cost of capital through rates. The inability to recover higher borrowing costs through rates, or the regulatory lag associated with the time that it takes to begin recovery, may harm our business, financial condition, results of operations and cash flows.

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

Item 1B	Unresolved Staff Comments

None

Item 1C	Cybersecurity

Risk Management and Strategy

In connection with our enterprise risk management process, we identify, prioritize and monitor key risks that may affect the Company, including risks from cyber threats. Our cybersecurity program is aligned to the National Institute of Standards and Technology (NIST) Cybersecurity Framework. We have enterprise-wide security policies, standards and controls that incorporate best practices in security engineering, technology architecture and data protection, which support regulatory compliance. Our program includes encryption, data masking technology, data loss prevention technology, authentication technology, entitlement management, access control, anti-malware software and transmission of data over private networks, among other procedures designed to protect against unauthorized access to information. We also implemented specialized programs, such as enterprise-wide communications, presentations, phishing simulations and focused training for specific roles, as well as a general cybersecurity training program required for all employees. We also engage third parties to perform regular reviews of our security framework controls to promote objectivity. Our processes to identify, assess and manage material risks of cyber threats include risks associated with third party service providers, including cloud-based platforms. We believe that these processes provide us with a comprehensive assessment of potential cyber threats.

We maintain cybersecurity protection measures with respect to our information technology, including our customer data, and, in some cases, the monitoring and operation of our treatment, storage, pumping, and pipeline infrastructure. We rely on our information technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our treatment, storage, pumping, and pipeline infrastructure. In addition, we rely on our systems to track our utility assets and to manage maintenance and construction projects, materials and supplies, and our human resource functions.

To date, risks from cybersecurity threats have not materially affected the Company, and we do not believe they are reasonably likely to materially affect the Company, including its business strategy, financial condition or results of operations. Refer to Item 1A – Risk Factors for additional information.

Governance

Role of Management - Our cybersecurity program is overseen by a cross-functional committee of senior business leaders and led by our Chief Information Officer and Information Security Director. This management committee meets bimonthly and is charged with overseeing our cybersecurity strategy, ensuring that cyber risk is managed, and that the program is aligned to business goals and objectives. Both our Chief Information Officer and Information Security Director have formal education in information technology; have combined, extensive experience working in the Company’s information and technology function; and receive periodic training and education on cybersecurity-related topics.

Role of the Board of Directors - The Board of Directors has a Risk and Investment Policy Committee (“RP Committee”) whose primary purpose is to assist the Board of Directors in fulfilling its oversight responsibilities. The RP Committee oversees a number of the Company’s risk management practices, including cybersecurity risks. Our Chief Information Officer and Information Security Director provides updates on cybersecurity risks, threats, key developments in policies and practices, and related risk exposures to the RP Committee at least quarterly, and more often as needed. When covered during an RP Committee meeting, the Chairperson of the RP Committee reports on its discussions to the full Board of Directors. Additionally, management provides an update to the full Board of Directors at least once a year, and more often as needed. The Board of Directors annually reviews and approves the capital and operating budgets, ultimately reviewing and approving the amount spent on cybersecurity measures.

Item 2.	Properties

Our Regulated Water properties consist of water transmission and distribution mains and wastewater collection pipelines, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, pipes, dams, reservoirs, buildings, vehicles, land, easements, rights-of-way, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water and the collection and treatment of wastewater. Substantially all of our treatment, storage, and distribution properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of mortgage or indentures. These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries. For some properties that we acquired through the exercise of the power of eminent domain and other properties we purchased, we hold title for water supply purposes only. We own, operate and maintain approximately 14,450 miles of transmission and distribution mains, 24 surface water treatment plants, many well treatment stations, and 203 wastewater treatment plants. A small portion of the properties are leased under long-term leases.

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

The following table indicates our net property, plant and equipment, in thousands of dollars, as of December 31, 2023 in the principal states where we operate:

	Net Property, Plant and Equipment
Pennsylvania	$8,621,092	71.3%
Ohio	709,169	5.9%
Illinois	649,669	5.4%
North Carolina	548,807	4.5%
Texas	676,130	5.5%
Other (1)	892,205	7.4%
Consolidated	$12,097,072	100.0%

(1)Consists primarily of our operating subsidiaries in the following states: New Jersey, Indiana, Virginia, and Kentucky.

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

There are various legal proceedings in which we are involved. Although the results of legal proceedings cannot be predicted with certainty, except for the matter described below, there are no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our properties is the subject that we believe are material or are expected to materially harm our business, operating results, reputation, or financial condition.

PFAS Litigation

Several of the Company’s subsidiaries are parties to several lawsuits against manufacturers of certain PFAS compounds for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS compounds in public water supply systems owned and operated by these utility subsidiaries and throughout its service area. One such suit, to which the Company is a party, is a multi-district litigation, or MDL, lawsuit which commenced on December 7, 2018, in the United States District Court for the District of South Carolina. In August 2023, a potential class action settlement involving defendants The Chemours Company, Corteva, Inc., and DuPont de Nemours, Inc. to resolve claims brought in the MDL against them by public water systems, including the Company, and a similar class action settlement with defendant 3M Company received preliminary approval from the MDL court. The Company is monitoring and evaluating the ongoing litigation and settlement activity with the PFAS manufacturers for potential impacts to the various claims that the Company has asserted.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Stock, Related Stockholder Matters and Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the ticker symbol WTRG. As of February 23, 2024, there were approximately 19,173 holders of record of our common stock.

The following table shows the cash dividends per share for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Year
2023
Dividend paid per common share	$0.2870	$0.2870	$0.3071	$0.3071		$1.1882
Dividend declared per common share	0.2870	-	0.3071	0.6142	*	1.2083

2022
Dividend paid per common share	$0.2682	$0.2682	$0.2870	$0.2870		$1.1104
Dividend declared per common share	0.2682	0.2682	0.2870	0.5740	*	1.3974

*includes dividends declared in December that are payable to shareholders on March 1 of the subsequent year

We have paid dividends consecutively for 79 years. On August 1, 2023, our Board of Directors authorized an increase of 7.0% in the September 1, 2023 quarterly dividend over the dividend Essential Utilities paid in the previous quarter. As a result of this authorization, beginning with the dividend payment in September 2023, the annualized dividend rate increased to $1.2284 per share. This is the 33rd dividend increase in the past 32 years and the 25th consecutive year that we have increased our dividend in excess of five percent. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1, and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant. In 2023, our dividends paid represented 63.6% of net income.

Information with respect to restrictions set forth in our debt instruments is disclosed in Note 11 – Long-term Debt and Loans Payable in the Notes to Consolidated Financial Statements which is contained in Item 8 of this Annual Report.

During the fourth quarter of 2023, the Company did not repurchase any of its equity securities under any repurchase plan or program.

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

The Company

Essential Utilities, Inc., (Essential Utilities, the Company, we, us, or our), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated 5.5 million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc. (Aqua Pennsylvania), provides water or wastewater services to approximately one-half of the total number of water or wastewater customers we serve. These customers are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Our Peoples subsidiaries provide natural gas service to approximately 744,000 customers in western Pennsylvania and Kentucky. Approximately 95% of the total number of natural gas utility customers we serve are in western Pennsylvania. Lastly, the Company’s market-based activities are conducted through Aqua Resources, Inc. and certain other non-regulated subsidiaries of Peoples. Aqua Resources offers, through a third-party, water and sewer service line protection solutions and repair services to households. Other non-regulated subsidiaries of Peoples provide utility service line protection services to households and operate gas marketing and production businesses.

In December 2022, the Company signed an agreement to sell its regulated natural gas utility assets in West Virginia, which represented approximately two percent of the Company’s regulated natural gas customers. The sale closed on October 1, 2023 for an estimated purchase price of $39,965, subject to working capital and other adjustments. The sale concluded the Company’s regulated utility operations in West Virginia. In October 2023, the Company entered into an agreement to sell its interest in three non-utility local microgrid and distributed energy projects for $165,000. The sale was completed in January 2024. These transactions are consistent with the Company’s long-term strategy of focusing on its core business and will allow the Company to prioritize the growth of its utilities in states where it has scale. The Company intends to use the proceeds from these transactions to finance its capital expenditures and water and wastewater acquisitions, in place of external funding from equity and debt issuances. See Note 3 – Assets Held for Sale and Dispositions in the Notes to Consolidated Financial Statements for additional information.

Recent Developments

National Primary Drinking Water Regulation

On March 14, 2023, the U.S. Environmental Protection Agency (“EPA”) announced the proposed National Primary Drinking Water Regulation (“NPDWR”) for the treatment of six per- and polyfluoroalkyl substances or compounds (“PFAS”), which would establish legally enforceable levels for PFAS in drinking water. It is expected that the EPA will finalize the regulation in 2024. The Company will be provided a three-year window to comply with the NPDWR, and the Safe Drinking Water Act allows for an additional potential for a two-year extension at the state level (the “Compliance Period”). We expect that the regulation, once finalized, will result in changes to or addition of certain treatment processes that will require increased capital expenditures and operating expenses. The Company performed its initial analysis of the NPDWR and estimates an investment of at least $450,000 of capital expenditures to install additional treatment facilities over the Compliance Period in order to comply with the proposed NPDWR. This figure could increase as plans for construction execution are refined or if additional sites require treatment in the future. Additionally, the Company estimates annual operating expenses of approximately five percent of the installed capital expenditures, in today’s dollars, related to testing, treatment, and disposal. These are preliminary estimates and actual capital expenditures and expenses may differ based upon a variety of factors, including supply chain issues and site-by-site requirements. The Company continues to advocate for actions to hold polluters accountable and is part of the Multi-District Litigation and other legal

(In thousands of dollars, except per share amounts)

actions against multiple PFAS manufacturers and polluters to attempt to ensure that the ultimate responsibility for the cleanup of these contaminants is attributed to the polluters and is seeking damages and other costs to address the contamination of its public water supply systems by PFAS. Capital expenditures and operating costs required as a result of water quality standards have been traditionally recognized by state utility commissions as appropriate for inclusion in establishing rates; however, we are also actively applying for grants and low interest loans, whenever possible, to reduce the overall cost to customers. The Company is also monitoring ongoing litigation and settlement activity with manufacturers of PFAS in these proceedings. For more information, see Part I, Item 3—Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2023.

Lead and Copper Rule Revisions and Improvements

On January 15, 2021, the EPA published the Lead and Copper Rule Revisions (LCRR) which details additional measures to better protect communities from exposure to lead in drinking water. Under the LCRR and subsequent rulings, water utilities are required to submit a lead service line inventory and a lead service line replacement plan to the respective states or agencies by October 16, 2024.  We are continuing to enhance our lead service line inventory and refine our lead service line replacement plans, which we expect to complete by the deadline. On November 30, 2023, the EPA announced a proposed Lead and Copper Rule Improvements (LCRI) to further strengthen the key elements of the LCRR. The proposed LCRI includes, among others, a requirement to replace lead service lines within 10 years, lower lead action levels, changes to tap sampling protocol, and enhancements to public notification and customer communication. We are still in the process of reviewing the overall impact of the proposed LCRI. Capital expenditures and operating costs associated with compliance with any of these rule revisions will be determined once the EPA finalizes the rule.

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

(In thousands of dollars, except per share amounts)

As of December 31, 2023, the Company’s rate base is estimated to be $10,400,000, which is comprised of:

•$6,900,000 in the Regulated Water segment; and

•$3,500,000 in the Regulated Natural Gas segment.

As of December 31, 2023, the regulatory status of the Company’s rate base is estimated to be as follows:

•$8,200,000 filed with respective state utility commissions or local regulatory authorities; and

•$2,200,000 not yet filed with respective state utility commissions or local regulatory authorities.

Our water and wastewater operations are composed of 57 rate divisions, and our natural gas operations are comprised of four rate divisions. Each of our utility rate divisions require a separate rate filing for the evaluation of the cost of service and recovery of investments in connection with the establishment of tariff rates for that rate division. When feasible and beneficial to our utility customers, we have sought approval from the applicable state utility commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base. All of the eight states in which we operate water and wastewater utilities currently permit us to file a revenue requirement using some form of consolidated rates for some or all of the rate divisions in that state.

Our operating subsidiaries received rate increases representing estimated annualized revenues of $28,426 in 2023 resulting from seven base rate decisions, $81,610 in 2022 resulting from seven base rate decisions, and $3,390 in 2021 resulting from six base rate decisions. Annualized revenues in aggregate from all of the rate increases realized in the year of grant were $10,109 in 2023, $51,163 in 2022, and $2,995 in 2021.

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

Inflation and Operating Costs – Most elements of operating costs are subject to the effects of inflation and changes in the number of customers served. Several elements are subject to the effects of changes in water or gas consumption, weather conditions, and the degree of water treatment required due to variations in the quality of the raw water. The principal elements of operating costs are purchased gas, labor and employee benefits, electricity, chemicals, transportation, maintenance expenses, insurance and claims costs, and costs to comply with environmental regulations. Electricity and chemical expenses vary in relationship to water or gas consumption, raw water quality, wastewater volumes, and price changes. Maintenance expenses are sensitive to extremely cold weather, which can cause utility mains to rupture and natural gas service lines to freeze, resulting in additional costs to repair the affected mains. Higher operating costs and capital requirements may also require us to increase borrowings under our credit facilities, resulting in higher interest expense.

Inflation, higher interest rates, higher insurance costs due to market conditions, and supply chain pressures resulted in an increase in our operating and capital spending requirements in 2022 and 2023, which we expect to continue through 2024. Recovery of the effects of increased cost of providing services and infrastructure improvements through higher customer rates is dependent upon receiving adequate and timely rate increases. However, rate increases are not retroactive and often lag increases in costs. On occasion, our regulated utility companies may enter into rate settlement agreements, which require us to wait for a period of time to file the next base rate increase request. These agreements may result in regulatory lag whereby inflationary increases in expenses may not be reflected in rates, and may not yet be requested, or a gap may exist between when a capital project is completed and the start of its recovery in rates. Even during periods of moderate inflation, the effects of inflation can have a negative impact on our operating results. We continue to pursue

(In thousands of dollars, except per share amounts)

enhancements to our regulatory practices to facilitate the efficient recovery of the increased cost of providing services and infrastructure improvements in our rates and mitigate the inherent regulatory lag associated with traditional rate making processes.

Our natural gas distribution operations are also affected by the cost of natural gas. We are able to generally pass the cost of gas to our customers without markup under purchase gas cost adjustment mechanisms; therefore, increases in the cost of gas are offset by a corresponding increase in revenues. However, higher gas costs may adversely impact our accounts receivable collections, resulting in higher bad debt expense. This risk is currently mitigated by rate design that allows us to collect from our customers a portion of our bad debt expense. A typical residential natural gas bill includes charges for the cost of gas, delivery, and other charges. As of January 1, 2024, the annual portion of a typical Peoples Natural Gas residential bill related to gas costs is approximately 41%. In periods when we experience market increases in natural gas costs, such as in 2022, customer affordability and usage may be reduced. Customer conservation measures may occur that can reduce natural gas revenues, either temporarily or over time.

Income Tax Accounting Method Change - In March 2020 and in June 2022, the Company changed the method of tax accounting for certain qualifying infrastructure investments at its Peoples Natural Gas and Peoples Gas Company subsidiaries, respectively. In December 2022, the Company made a similar change for its Aqua New Jersey subsidiary. These changes resulted in a tax deduction for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. The Company is utilizing the flow-through method to account for these timing differences. For Peoples Natural Gas, the Company calculated the income tax benefits for qualifying capital expenditures made prior to March 16, 2020 (catch-up adjustment) and recorded a regulatory liability for $160,655 for these income tax benefits. In May 2021, the Pennsylvania Public Utility Commission approved a settlement petition that allows Peoples Natural Gas to continue to use flow-through accounting for the current tax repair benefit and allows for the catch-up adjustment be given to its customers. These benefits are being provided back to customers over a five-year period through a credit on customer bills which commenced in August 2021. In addition, the settlement petition required the contribution of $500 to a customer-bill payment assistance program, completed in July 2021, and $5,000 in relief to past-due accounts for natural gas customers impacted by the COVID-19 pandemic, completed in December 2021. For Peoples Gas, the Company calculated the catch-up adjustment for periods prior to the 2021 tax year and recognized a regulatory liability of $13,808 for these income tax benefits.

In April 2023, the Internal Revenue Service issued Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers can adopt to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. The Company evaluated the safe harbor and intends to adopt the methodology on its 2023 tax return. Upon completion of its 2023 tax return analyses, the Company will update the regulatory liabilities recorded with the recalculated amounts for the catch-up periods for its Peoples Natural Gas and Peoples Gas subsidiaries, and file a petition to update its Tax Repair Surcredit rider to address the benefits due to customers.

In the second quarter of 2023, based on the tax legislative guidance that was issued, the Company reevaluated the uncertain tax positions related to the Regulated Water Segment and ultimately released a portion of its historical income tax reserves. Concurrently, the Company deferred this tax benefit from the reserve release as a regulatory liability, as the accounting treatment is expected to be determined in a subsequent regulatory proceeding.

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

(In thousands of dollars, except per share amounts)

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

During 2023, we completed seven acquisitions of water and wastewater systems, which along with the organic growth in our existing systems, represents 19,659 new customers. During 2022, we completed three acquisitions of water and wastewater systems, which along with the organic growth in our existing systems, represents 31,537 new customers. During 2021 we completed two acquisitions of water and wastewater systems, which along with the organic growth in our existing systems, represents 21,364 new customers.

The Company currently has six signed purchase agreements for additional water and wastewater systems that are expected to serve approximately 215,000 equivalent retail customers or equivalent dwelling units and total approximately $380,000 in purchase price in two of our existing states. This includes the Company’s agreement to acquire the Delaware County Regional Water Quality Control Authority (DELCORA) for $276,500. DELCORA, a Pennsylvania sewer authority, serves approximately 198,000 equivalent dwelling units in the Philadelphia suburbs. Refer to Note 2 – Acquisitions in this Annual Report for further discussion.

As of December 31, 2023, the pipeline of potential water and wastewater municipal acquisitions the company is actively pursuing represents approximately 400,000 total customers or equivalent dwelling units. The Company remains on track to, on average, annually increase customers between 2% and 3% through acquisitions and organic customer growth.

Performance Measures Considered by Management

We consider the following financial measures (and the period to period changes in these financial measures) to be the fundamental basis by which we evaluate our operating results:

•earnings per share;

•water and wastewater operating revenues;

•gas operating revenues, net of purchased gas costs;

•operations and maintenance expenses;

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

(In thousands of dollars, except per share amounts)

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

•Acquisitions – In general, acquisitions of smaller undercapitalized utility systems in some areas may initially increase our operating expense ratio if the operating revenues generated by these operations do not reflect the true cost of service and are accompanied by a higher ratio of operations and maintenance expenses as compared to other operational areas of the company that are more densely populated and have integrated operations. In these cases, the acquired operations are characterized as having relatively higher operating costs to fixed capital costs, in contrast to the majority of our operations, which generally consist of larger, interconnected systems, with higher fixed capital costs (utility plant investment) and lower operating costs per customer. For larger acquisitions, we may incur significant transaction expenses, which increase operations and maintenance expenses in periods prior to and in the period of the closing of the acquisition. In addition, we operate market-based subsidiary companies consisting of our non-regulated natural gas operations and Aqua Resources. The cost-structure of these market-based companies differs from our utility companies in that, although they may generate free cash flow, these companies may at times have a higher ratio of operations and maintenance expenses to operating revenues and a lower capital investment and, consequently, a lower ratio of fixed capital costs versus operating revenues in contrast to our regulated operations. As a result, the operating expense ratio is not comparable between the businesses. These market-based subsidiary companies are not a component of our Regulated Water or Regulated Natural Gas segments.

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

(In thousands of dollars, except per share amounts)

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

The geographic diversity of our utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of the country. During the year ended December 31, 2023, our operating revenues for our Regulated Water segment were derived principally from the following states: approximately 56% in Pennsylvania, 11% in Ohio, 8% in Illinois, 9% in Texas, and 7% in North Carolina.

Heating Degree Days – The regulated natural gas utility business is subject to seasonal fluctuations with the peak usage period occurring in the heating season which generally runs from October to March. A heating degree day (HDD) is each degree that the average of the high and the low temperatures for a day is below 65 degrees Fahrenheit in a specific geographic location. Particularly during the heating season, this measure is used to reflect the demand for natural gas needed for heating based on the extent to which the average temperature falls below a reference temperature for which no heating is required (65 degrees Fahrenheit). HDDs are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas. Normal temperatures are based on a historical twenty-year average heating degree days, as calculated from data provided by the National Weather Service for the same geographic location. During the year ended December 31, 2023, we experienced actual HDDs of 4,558 days, which was warmer by 16.0% than the average or normal HDDs for Pittsburgh, Pennsylvania, which we use as a proxy for our western Pennsylvania service territory.

(In thousands of dollars, except per share amounts)

RESULTS OF OPERATIONS

Consolidated financial and operational highlights for the years ended December 31, 2023, 2022, and 2021 are presented below. For discussion of our results of operations and cash flows for 2022 compared with 2021, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.

Years ended December 31,	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Operating revenues:
Regulated water segment	$1,153,376	$1,082,972	$980,203	$70,404	$102,769
Regulated gas segment	863,759	1,143,362	859,902	(279,603)	283,460
Other and eliminations	36,689	61,698	38,039	(25,009)	23,659
Consolidated operating revenues	$2,053,824	$2,288,032	$1,878,144	$(234,208)	$409,888
Operations and maintenance expense	$575,518	$613,649	$550,580	$(38,131)	$63,069
Net income	$498,226	$465,237	$431,612	$32,989	$33,625
Capital expenditures	$1,199,103	$1,062,763	$1,020,519	$136,340	$42,244
Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	28.0%	26.8%	29.3%	1.2%	-2.5%
Depreciation and amortization	16.7%	14.0%	15.9%	2.7%	-1.9%
Taxes other than income taxes	4.4%	3.9%	4.6%	0.5%	-0.7%
Interest expense, net of interest income	13.6%	10.2%	10.9%	3.4%	-0.7%
Net income	24.3%	20.3%	23.0%	4.0%	-2.7%
Return on Essential Utilities stockholders' equity	8.4%	8.7%	8.3%	-0.3%	0.4%
Ratio of capital expenditures to depreciation expense	3.5	3.4	3.5	0.1	(0.1)
Effective tax rate	(15.4%)	(3.2%)	(2.3%)	(12.2%)	(0.9%)

Consolidated Results of Operations Comparison for 2023 and 2022

Operating revenues - Operating revenues decreased by $234,208 or 10.2% for the year ended December 31, 2023 compared to the year ended December 31, 2022. Revenues from our Regulated Water segment increased by $70,404, Regulated Natural Gas segment revenues decreased by $279,603 and Other business segment revenues decreased by $25,009. A detailed discussion of the factors contributing to the changes in segment net revenue is included below under the section, Segment Results of Operations.

Our Other business segment revenues consist of market-based revenues at Aqua Resources and our non-regulated natural gas operations amounting to $36,689 in 2023, $61,698 in 2022, and $38,435 in 2021. The decrease in Other business segment revenues is primarily due to lower revenues from our non-regulated natural gas operations as a result of lower average gas prices and lower gas usage in the current period as compared to the prior period.

Operating expenses - Operations and maintenance expenses decreased in 2023, as compared to 2022, by $38,131 or 6.2%, primarily due to:

•decrease in customer assistance surcharge costs of $18,710 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues;

•decrease in employee related costs of $5,381, primarily due to lower post-retirement benefit costs, higher capitalization in 2023 due to greater capital expenditures, and a one-time compensation payment for non-officer level employees in 2022;

•decrease in charitable contributions to the Essential Foundation and other organizations of $15,360;

(In thousands of dollars, except per share amounts)

•decrease in bad debt expense of $4,422;

•decrease in outside services, maintenance expenses, and other operating expenses of $7,707, primarily due to lower water main break activity and higher capitalization as a result of greater capital expenditures during the period in our Regulated Water segment;

•insurance recovery of $2,448 associated with clean-up and additional expenses incurred during Hurricane Ida;

•an asset impairment charge recognized in the first quarter of 2022 of $1,801 to write down a portion of the right of use asset of our Regulated Natural Gas segment’s office space to fair value; offset by

•an increase in production costs for water and wastewater operations of $12,208, primarily due to higher chemical prices and an increase in wholesale purchased water costs;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems and higher customer base of $5,767;

•increase in insurance expense of $1,741 due to higher reserve for claims and insurance premiums in 2023;

•increase in legal expenses of $2,427;

•lower operation and maintenance expense of $837 as a result of the sale and cessation of our regulated natural gas operations in West Virginia in October 2023; and

•lower operating expenses driven by various cost-saving measures.

Purchased gas decreased by $249,689 or 41.5% in 2023 compared to 2022. Purchased gas represents the cost of gas sold by Peoples for the regulated and non-regulated gas business and has a corresponding offset in revenue. This expense decreased for the regulated natural gas business and non-regulated business by $223,461 and $26,228, respectively. The decrease in 2023 is the result of the impact of lower cost of gas of $128,997 and, lower gas usage of $120,692 due to warmer weather conditions as compared with 2022.

Depreciation and amortization expense increased by $22,518 or 7.0%, in 2023 over 2022, principally due to continued capital expenditures to expand and improve our utility facilities, upgrade our information systems, our acquisitions of new utility systems, and additional rate case filings. Expenses associated with filing rate cases are deferred and amortized over periods that generally range from one to three years.

Taxes other than income taxes totaled $90,208 in 2023 and $90,024 in 2022, and has increased by $184 or 0.2% in 2023 as compared to 2022.

Other expense, net - Interest expense, net was $279,961 in 2023 and $234,441 in 2022. Interest expense increased in 2023 primarily due to an increase in average borrowings, and an increase in average interest rates. The weighted average cost of fixed rate long-term debt was 3.86% at December 31, 2023 and 3.78% at December 31, 2022. The weighted average cost of fixed and variable rate long-term debt was 4.14% at December 31, 2023 and 3.94% at December 31, 2022.

Allowance for funds used during construction (AFUDC) was $16,967 in 2023 and $23,665 in 2022, and varies as a result of changes in the average balance of utility plant construction work in progress, to which AFUDC is applied, changes in the AFUDC rate which is based predominantly on short-term interest rates, changes in the balance of short term-debt, and changes in the amount of AFUDC related to equity. The decrease in 2023 is primarily due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied. The amount of AFUDC related to equity was $11,726 in 2023 and $17,618 in 2022.

Gain on sale of other assets totaled $65 in 2023 and $991 in 2022, and consists of the sales of property, plant and equipment.

Other (income) expense totaled $(2,613) in 2023 and $494 in 2022, and largely consists of the non-service cost component of our net benefit cost for post-retirement benefits and unrealized gains and losses on investments associated with our non-qualified pension plan. In 2023, the fair values of our investments associated with our non-qualified plan increased, and we recognized a gain of $582 in 2023 compared to a loss of $895 in 2022. Additionally, the non-service cost component of the net benefit cost for post-retirement benefits in our Regulated Gas segment was lower in 2023.

(In thousands of dollars, except per share amounts)

Income tax benefit - Our effective income tax rate was a benefit of 15.4% in 2023 and 3.2% in 2022. The Company’s provision for income taxes represents an income tax benefit due to the effects of tax deductions recognized for certain qualifying infrastructure investments. The decrease in the effective tax rate is primarily attributed to the increase in our income tax benefit associated with the tax deduction for qualifying infrastructure investments in our Regulated Natural Gas segment.

Net income -

	Years ended December 31,
	2023	2022	2021
Operating income	$692,097	$661,187	$602,709
Net income	498,226	465,237	431,612
Diluted net income per share	1.86	1.77	1.67

The changes in diluted net income per share in 2023 over the previous year were due to the aforementioned changes.

Although we have experienced increased income in the recent past, continued adequate rate increases reflecting increased operating costs and new capital improvements are important to the future realization of improved profitability.

Segment Results of Operations Comparison for 2023 and 2022

We have identified eleven operating segments, and we have two reportable segments based on the following:

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

•Our Regulated Natural Gas segment is composed of natural gas utility companies in three states acquired in the Peoples Gas Acquisition. These utilities provide natural gas distribution services, and their operating results subsequent to the March 16, 2020 acquisition date are reported in the Regulated Natural Gas segment. In October 2023, the Company sold its regulated natural gas utility assets in West Virginia, which represented approximately two percent of the Company’s regulated natural gas customers. The sale concluded the Company’s regulated utility operations in West Virginia.

•Two segments are not quantitatively significant to be reportable and are composed of our non-regulated natural gas operations and Aqua Resources. These segments are included as a component of “Other,” in addition to corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments, because they would not be recoverable as a cost of utility service, and intersegment eliminations. Corporate costs include general and administrative expenses, and interest expense.

(In thousands of dollars, except per share amounts)

Regulated Water Segment

The following tables present the selected operating results and customers served for our Regulated Water segment, for and as of the year ended December 31:

	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Sendout (in millions of gallons)
Pennsylvania	42,525	42,666	42,198	(141)	468
Ohio	13,560	14,604	13,971	(1,044)	633
Illinois	8,421	8,784	8,764	(363)	20
Texas	8,703	8,606	7,212	97	1,394
North Carolina	5,824	5,934	5,984	(110)	(50)
Other states	6,526	6,272	6,191	254	81
Subtotal	85,559	86,866	84,320	(1,307)	2,546
Elimination	(122)	(141)	(154)	19	13
Total sendout by state	85,437	86,725	84,166	(1,288)	2,559

Utility customers:
Residential water	859,331	850,673	842,200	8,658	8,473
Commercial water	43,853	43,119	42,864	734	255
Industrial water	1,283	1,286	1,331	(3)	(45)
Other water	19,123	18,446	17,932	677	514
Wastewater	190,119	181,721	162,478	8,398	19,243
Total water and wastewater utility customers	1,113,709	1,095,245	1,066,805	18,464	28,440

Operating revenues:
Residential water	$641,351	$607,473	$561,996	$33,878	$45,477
Commercial water	180,731	168,460	151,071	12,271	17,389
Industrial water	33,949	32,581	30,230	1,368	2,351
Other water	92,784	94,359	89,472	(1,575)	4,887
Wastewater	187,462	165,312	132,316	22,150	32,996
Other utility	17,099	14,787	15,118	2,312	(331)
Total operating revenues	$1,153,376	$1,082,972	$980,203	$70,404	$102,769
Operating expenses:
Operations and maintenance expense	$368,843	$370,850	$332,598	$(2,007)	$38,252
Depreciation and amortization	$217,593	$201,392	$182,074	$16,201	$19,318
Taxes other than income taxes	$62,759	$64,472	$63,264	$(1,713)	$1,208
Other expense, net	$105,674	$84,396	$81,931	$21,278	$2,465
Provision for income taxes	$57,546	$47,510	$26,633	$10,036	$20,877
Segment net income	$340,961	$314,352	$293,703	$26,609	$20,649

Operating revenues - The growth in our Regulated Water segment’s revenues over the past three years is primarily a result of increases in our water and wastewater rates and our customer base. Water and wastewater rate increases, including infrastructure rehabilitation surcharges, implemented during the past three years have provided additional operating revenues of $57,924 in 2023, $63,367 in 2022, and $27,421 in 2021. The number of customers increased at an annual compound rate of 2.1% over the past three years due to acquisitions and organic growth, adjusted to exclude customers associated with utility system dispositions. Acquisitions in our Regulated Water segment have provided additional water and wastewater revenues of $9,646 in 2023, $16,145 in 2022, and $6,750 in 2021.

Our Regulated Water segment also includes operating revenues of $14,863 in 2023, $11,477 in 2022 and $13,358 in 2021, associated with revenues earned primarily from fees received from telecommunication operators that have put cellular antennas on our water towers, fees earned from municipalities for our operation of their water or wastewater treatment services or to perform billing services, and fees earned from developers for accessing our water mains.

(In thousands of dollars, except per share amounts)

Operating expenses - Operations and maintenance expense for the year ended December 31, 2023 was $368,843 compared to $370,850 in the prior period. The decrease of $2,007 or 0.5% was primarily due to the following:

•increase in production costs for water and wastewater operations of $12,208;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $5,767; offset by

•decrease in employee related costs of $8,379 primarily due to lower post-retirement benefit costs, higher capitalization in 2023 due to greater capital expenditures, and a one-time compensation payment for non-officer level employees in 2022;

•decrease in bad debt expense of $902;

•insurance recovery of $2,448 associated with clean-up costs and other expenses incurred during Hurricane Ida; and,

•lower outside services, maintenance expenses and other operating expenses of $7,707 primarily due to lower water main break activity and higher capitalization as a result of greater capital expenditures during the period.

Depreciation and amortization increased by $16,201 or 8.0% primarily due to continued capital investment to expand and improve our utility facilities and our acquisitions of new utility systems.

Other expense, net – Interest expense, net, increased by $12,742 or 11.4% primarily due to the increase in average borrowings and increased borrowing costs.

AFUDC decreased by $6,164 or 29.4% due to the decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other income, inclusive of loss/gain on sale of other assets, totaled $4,220 in 2023 and $6,592 in 2022. The decrease in other income is largely due to the increase in the non-service cost component of post-retirement benefits in our Regulated Water segment in 2023.

Provision for income tax – The effective income tax rate for our Regulated Water segment was an expense of 14.4% in 2023, compared to an expense of 13.1% in 2022. The change in the effective tax rate is primarily due to a decrease in the amortization of certain regulatory liabilities associated with deferred taxes.

(In thousands of dollars, except per share amounts)

Regulated Natural Gas Segment

The following tables present the selected operating results and customers served for our Regulated Natural Gas segment for and as of the year ended December 31:

	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Gas utility customers:
Residential gas	683,811	695,198	692,174	(11,387)	3,024
Commercial gas	59,384	59,684	59,595	(300)	89
Industrial gas	551	1,459	1,475	(908)	(16)
Total gas utility customers	743,746	756,341	753,244	(12,595)	3,097

Delivered volumes (thousand cubic feet)
Residential gas	51,698,440	61,093,372	56,542,038	(9,394,932)	4,551,334
Commercial gas	33,151,308	37,240,382	33,403,899	(4,089,074)	3,836,483
Industrial gas	48,323,846	49,017,036	49,726,237	(693,190)	(709,201)
Total delivered volumes	133,173,594	147,350,790	139,672,174	(14,177,196)	7,678,616
Heating Degree Days (a)	4,558	5,648	5,139	(1,090)	509
Average Heating Degree Days (b)	5,427	5,438	5,466	(11)	(28)

	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Operating revenues:
Residential gas	$519,406	$720,490	$530,338	$(201,084)	$190,152
Commercial gas	111,272	149,653	99,596	(38,381)	50,057
Industrial gas	3,232	5,636	3,427	(2,404)	2,209
Gas transportation	184,598	205,825	198,195	(21,227)	7,630
Customer rate credits	-	-	(5,000)	-	5,000
Other utility	45,251	61,758	33,346	(16,507)	28,412
Total operating revenues	$863,759	$1,143,362	$859,902	$(279,603)	$283,460
Operating expenses:
Operations and maintenance expense	$209,073	$239,506	$226,194	$(30,433)	$13,312
Purchased gas	$327,548	$551,009	$313,390	$(223,461)	$237,619
Depreciation and amortization	$125,263	$118,955	$113,238	$6,308	$5,717
Taxes other than income taxes	$23,846	$22,642	$20,801	$1,204	$1,841
Other expense, net	$90,819	$87,916	$78,099	$2,903	$9,817
Income tax benefit	$(113,353)	$(61,942)	$(40,013)	$(51,411)	$(21,929)
Segment net income	$200,563	$185,276	$148,193	$15,287	$37,083

(a) Unit of measure reflecting temperature-sensitive natural gas consumption, calculated by subtracting the average of a day’s high and low temperatures from 65 degrees Fahrenheit; measured at Pittsburgh, PA.

(b) Based on historical twenty-year average heating degree days, as calculated from data provided by the National Weather Service for the same geographic location.

Operating revenues – Operating revenues from the Regulated Natural Gas segment decreased by $279,603 or 24.5% due to:

•impact of lower gas cost of $223,461 in 2023 as compared to 2022;

•lower gas usage of $53,122 due to warmer weather conditions in 2023;

•decrease in customer assistance surcharge of $18,710, which has an equivalent offsetting amount in operations and maintenance expense; offset by

•an increase of $11,141 due to higher rates and other surcharges.

(In thousands of dollars, except per share amounts)

Operating expenses – Operations and maintenance expense for the year ended December 31, 2023 decreased by $30,433 or 12.7% primarily due to the following:

•decrease in customer assistance surcharge costs of $18,710, which has an equivalent offsetting amount in revenues;

•lower charitable contributions to the Essential Foundation and other organizations of $13,360;

•an asset impairment charge recognized in the first quarter of 2022 of $1,801 to write down a portion of the right of use asset to fair value;

•lower operations and maintenance expense of $837 as a result of the sale and cessation of our regulated natural gas operations in West Virginia in October 2023;

•decrease in bad debt of $3,520; offset by

•an increase in legal fees of $1,892; and

•an increase in materials and supplies of $2,121.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Therefore, fluctuations in the cost of purchased gas impact operating revenues on dollar-for-dollar basis. Purchased gas decreased by $223,461 or 40.6% in 2023 compared to 2022. The decrease is the result of the impact of lower cost of gas and lower gas usage which amounted to $118,371 and $105,090, respectively, in 2023 as compared with the prior year.

Depreciation and amortization increased by $6,308 or 5.3% primarily due to continued capital investment in pipe replacement.

Taxes other than income taxes increased by $1,204 or 5.3% mainly due to higher gross receipts tax and public utility commission assessments in 2023 as compared with the prior year.

Other expense, net – Interest expense, net, increased by $5,134 or 5.9% for 2023 compared to 2022 due to additional borrowings and a higher interest rate on our revolving line of credit in 2023.

AFUDC decreased by $534 or 19.7% due to the decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other expense, inclusive of loss/gain on sale of other assets, totaled $680 in 2023 and $3,445 in 2022. The decrease in other expense is driven by a lower non-service cost component of our net benefit cost for post-retirement benefits in our Regulated Gas segment in 2023.

Income tax benefit – The effective income tax rate was a benefit of 130.0% in 2023, compared to a benefit of 50.2% in 2022. The change in the effective tax rate is primarily attributed to an increase in the income tax benefit associated with the tax deduction for qualifying infrastructure investments.

(In thousands of dollars, except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flow and Capital Expenditures

Net operating cash flows, dividends paid on common stock, capital expenditures, including allowances for funds used during construction, and expenditures for acquiring utility systems were as follows for the years ended December 31:

	Net Operating Cash Flows	Dividends	Capital Expenditures	Acquisitions
2021	$644,679	$258,650	$1,020,519	$36,326
2022	600,306	288,632	1,062,763	116,891
2023	933,587	316,806	1,199,103	45,303
	$2,178,572	$864,088	$3,282,385	$198,520

Net cash flows from operating activities increased from 2022 to 2023 largely due to the decrease in accounts receivable, unbilled revenues and inventory - gas stored. Average cost of gas stored in inventories and associated recoveries of gas costs from customers was lower in 2023 than in 2022.

Included in capital expenditures for the three year period are: expenditures for the rehabilitation of existing utility systems, the expansion of our utility systems, modernization and replacement of existing treatment facilities, meters, office facilities, information technology, vehicles, and equipment. During this three year period, we received $50,960 of customer advances and contributions in aid of construction to finance new utility mains and related facilities that are not included in the capital expenditures presented in the above table. In addition, during this period, we have made repayments of debt, which includes the net effect of borrowings and repayments under our long-term revolving credit facility of $1,441,098 and have refunded $21,202 of customers’ advances for construction. Dividends increased during the past three years as a result of annual increases in the dividends declared and paid and increases in the number of shares outstanding.

Our planned 2024 capital program, excluding the costs of new mains financed by advances and contributions in aid of construction is estimated to be approximately $1,365,000 in infrastructure improvements for the communities we serve. The 2024 capital program is expected to include approximately $935,000 for infrastructure rehabilitation surcharge qualified projects. Our planned 2024 capital program in Pennsylvania for our water and natural gas utilities is estimated to be approximately $915,000, a portion of which is expected to be eligible as a deduction for qualifying utility asset improvements for Federal income tax purposes. Our overall 2024 capital program along with $67,415 of debt repayments and $322,176 of other contractual cash obligations, as reported in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations”, has been, or is expected to be, financed through internally-generated funds, our revolving credit facilities, and the issuance of long-term debt and equity.

Future utility construction in the period 2025 through 2026, including recurring programs, such as the ongoing replacement or rehabilitation of utility meters and mains, water treatment plant upgrades, storage facility renovations, pipes, service lines, and additional transmission mains to meet customer demands, excluding the costs of new mains financed by advances and contributions in aid of construction, is estimated to require aggregate expenditures of approximately $2,769,000. We anticipate that more than one half of these expenditures will require external financing. We expect to refinance $168,875 of long-term debt during this period as it becomes due with funds from new issues of long-term debt, issuances of equity, internally-generated funds, and our revolving credit facilities. The estimates discussed above do not include any amounts for possible future acquisitions of utility systems or the financing necessary to support them.

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

Acquisitions

As part of the Company’s growth-through-acquisition strategy, as of December 31, 2023, the Company has entered into purchase agreements to acquire the water or wastewater utility system assets of five municipalities and a private company for a total combined purchase price in cash of approximately $380,000.  The purchase price for these pending acquisitions is subject to certain adjustments at closing, and the pending acquisitions are subject to regulatory approvals, including the final determination of the fair value of the rate base acquired.  Closings for these acquisitions are expected to occur in 2024 or 2025, which is subject to the timing of the various regulatory approval processes.  These acquisitions are expected to add approximately 215,000 equivalent retail customers in two of the states in which the Company operates.

In July 2023, the Company completed the following water utility asset acquisitions: Shenandoah Borough, Pennsylvania, which serves approximately 2,900 customers for $12,291; La Rue, an Ohio municipality, which serves approximately 300 customers for $2,253; and, Southern Oaks Water System, which serves approximately 800 customers in Texas for $3,321. In July 2023, the Company completed their acquisition of a portion of the water and wastewater utility assets of the Village of Frankfort, an Illinois municipality, which serves approximately 1,500 customers for $1,424. In June 2023, the Company acquired the wastewater utility assets of Union Rome, Ohio, which serves approximately 4,300 customers for a cash purchase price of $25,547. Additionally, in March 2023, the Company acquired the North Heidelberg Sewer Company in Berks County, Pennsylvania, which serves approximately 300 customer connections for a cash purchase price of $136.

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

Subsequent to the August 2022 closing on the acquisition of the municipal wastewater assets of East Whiteland Township, a party filed an appeal to the Pennsylvania Public Utility Commission’s order of approval. On July 31, 2023, a decision was issued by the Pennsylvania Commonwealth Court that agreed with the party’s appeal and reversed the order which approved the acquisition. In an effort to resolve the matter, the Company pursued and is continuing to pursue certain legal actions. Management believes the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. Refer to Note 2 – Acquisitions in this Annual Report for additional information.

In August 2021, the Company acquired the water utility system assets of The Commons Water Supply, Inc., which serves 992 customers in Harris County, Texas, and the wastewater utility system assets of the Village of Bourbonnais, which serves approximately 6,500 customers in Kankakee County, Illinois. The total cash purchase prices for these utility systems were $4,000 and $32,100, respectively.

During the past three years, we have expended cash of $198,520 related to the acquisition of both water and wastewater utility systems. We continue to pursue the acquisition of water and wastewater utility systems and explore other utility

(In thousands of dollars, except per share amounts)

acquisitions that may be in a new state. Our typical acquisitions are expected to be financed with short-term debt with subsequent repayment from the proceeds of long-term debt, retained earnings, or equity issuances.

Assets Held for Sale and Dispositions

We routinely review and evaluate areas of our business and operating divisions and, over time, may sell utility systems or portions of systems. In December 2022, the Company signed an agreement to sell its regulated natural gas utility assets in West Virginia, which represented approximately two percent of the Company’s regulated natural gas customers. The sale closed on October 1, 2023 for an estimated purchase price of $39,965, subject to working capital and other adjustments. The sale concluded the Company’s regulated utility operations in West Virginia. In October 2023, the Company entered into an agreement to sell its interest in three non-utility local microgrid and distributed energy projects for $165,000. The sale was completed in January 2024. These transactions are consistent with the Company’s long-term strategy of focusing on its core business and will allow the Company to prioritize the growth of its utilities in states where it has scale. The Company intends to use the proceeds from these transactions to finance its capital expenditures and water and wastewater acquisitions, in place of external funding from equity and debt issuances. Refer to Note 3 – Asset Held for Sale and Dispositions in this Annual Report for additional information.

Sources of Capital

Since net operating cash flow plus advances and contributions in aid of construction have not been sufficient to fully fund our cash requirements including capital expenditures and our growth through acquisitions program, we issued $2,786,632 of long-term debt, and obtained other short-term borrowings during the past three years. At December 31, 2023, we have a $1,000,000 unsecured long-term revolving credit facility that expires in December 2027, of which $16,838 was designated for letter of credit usage, $263,162 was available for borrowing, and $720,000 of borrowings were outstanding at December 31, 2023. This credit facility was established in December 2022, replacing a similar facility, and was used to repay all indebtedness and fees under our prior unsecured revolving credit facility, and for other general corporate purposes. In addition, we have short-term lines of credit of $435,500 of which $275,377 was available as of December 31, 2023. Included in the short-term lines of credit is an Aqua Pennsylvania $100,000 364-day unsecured revolving credit facility and a Peoples Natural Gas $300,000 364-day unsecured revolving credit facility. These short-term lines of credit are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

On January 8, 2024, the Company issued $500,000 of long-term debt (the “2024 Senior Notes”), less expenses of $4,610, due in 2034 with an interest rate of 5.375%. The Company used the net proceeds from the issuance of 2024 Senior Notes (1) to repay a portion of the borrowings under the Company’s existing five year unsecured revolving credit facility, and (2) for general corporate purposes.

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

On October 14, 2022, the Company entered into at-the market sales agreements (“ATM”) with third-party sales agents, under which the Company may offer and sell shares of its common stock, from time to time, at its option, having an aggregate gross offering price of up to $500,000 pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-255235). The Company intends to use the net proceeds from the sales of shares through the ATM for working capital, capital expenditures, water and wastewater utility acquisitions and repaying outstanding indebtedness. As of December 31, 2022, the Company has issued 1,321,994 shares for net proceeds of $63,040 under the ATM. During the year ended December 31, 2023, the Company sold 8,938,839 shares of common stock, in exchange for net proceeds of $322,983 under the ATM. As of December 31, 2023, approximately $110,000 remained available for sale under the ATM.

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

Our loan and debt agreements require us to comply with certain financial covenants, which among other things, subject to specific exceptions, limit the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. During 2023, we were in compliance with our debt covenants under our credit facilities. Failure to comply with our debt covenants could result in an event of default, which could result in us being required to repay or refinance our borrowings before their due date, possibly limiting our future borrowings, and increasing our borrowing costs.

In April 2021, the Company filed a universal shelf registration statement through a filing with the SEC to allow for the potential future offer and sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities, and other securities specified therein at indeterminate prices. During the past three years, we issued common stock, including common stock in connection with a forward equity sale agreement, and long-term debt in offerings under this shelf registration statement. Refer to Note 11 – Long-term Debt and Loans Payable and Note 13 – Stockholders’ Equity in this Annual Report for further information regarding these financings.

In addition, we have an acquisition shelf registration statement, which was filed with the SEC on February 27, 2015, to permit the offering from time to time of an aggregate of $500,000 of our common stock and shares of preferred stock in connection with acquisitions. The balance remaining available for use under the acquisition shelf registration as of December 31, 2023 is $487,155.

We will determine the form and terms of any further securities issued under the universal shelf registration statement and the acquisition shelf registration statement at the time of issuance.

(In thousands of dollars, except per share amounts)

We offer a Dividend Reinvestment and Direct Stock Purchase Plan (the Plan) that provides a convenient and economical way to purchase shares of the Company. Under the direct stock purchase portion of the Plan, shares are issued throughout the year. The dividend reinvestment portion of the Plan offers a five percent discount on the purchase of shares of common stock with reinvested dividends. As of the December 2023 dividend payment, holders of 4.3% of the common shares outstanding participated in the dividend reinvestment portion of the Plan. The shares issued under the Plan are either original issue shares or shares purchased by the Company’s transfer agent in the open-market. During the past three years, we have sold 1,173,589 original issue shares of common stock for net proceeds of $49,423 through the dividend reinvestment portion of the Plan, and we used the proceeds to invest in our operating subsidiaries, to repay short-term debt, and for general corporate purposes. In 2023, 2022 and 2021, we sold 430,487, 368,278, and 374,824 original issues shares of common stock for net proceeds of $16,005, $16,619, and $16,799, respectively, through the dividend reinvestment portion of the plan.

Credit Risk

As of December 31, 2023, our credit ratings remained at investment grade levels. On July 12, 2023, S&P affirmed an A issuer credit rating for the Company, Aqua Pennsylvania and Peoples Natural Gas Companies, and revised its outlook from stable to negative for the companies, citing weakening financial measures as a result of inflationary pressures and our significant capital spending. However, as can be noted in their report, S&P continues to assess our business risk profile as excellent, considering our low-risk and rate-regulated water and gas distribution operations in credit-supportive regulatory environments, our geographic and regulatory diversity, our large and stable residential and commercial customer base, and our solid and reliable operations.  On August 29, 2023, Moody’s Investors Service (“Moody’s”) affirmed the Company’s senior unsecured notes rating of Baa2 and stable outlook; and, affirmed Peoples Natural Gas Companies’ senior secured notes rating of Baa1 and revised its outlook from stable to negative. The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, its ability to fund capital expenditures in a balanced manner using both debt and equity, and its ability to generate cash flow.  A material downgrade of our credit rating may result in the imposition of additional financial and/or other covenants, impact the market prices of equity and debt securities, increase our borrowing costs, and adversely affect our liquidity, among other things. Management continues to enhance our regulatory practices to address regulatory lag and recover capital project costs and increases in operating costs efficiently and timely through various rate-making mechanisms.

Off-Balance Sheet Financing Arrangements

We do not engage in any off-balance sheet financing arrangements. We do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2023:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$6,938,008	$67,415	$168,875	$964,760	$5,736,958
Interest on fixed-rate, long-term debt (1)	286,799	2,660	8,599	56,123	219,417
Operating leases (2)	53,038	9,037	16,166	13,933	13,902
Unconditional purchase obligations (3)	18,067	5,990	7,961	3,035	1,081
Gas purchase obligations (4)	2,519,459	206,378	471,836	485,586	1,355,659
Other purchase obligations (5)	87,187	87,187	-	-	-
Pension plan obligations (6)	9,393	9,393	-	-	-
Other obligations (7)	8,428	1,531	2,499	2,659	1,739
Total	$9,920,379	$389,591	$675,936	$1,526,096	$7,328,756

(1)Represents interest payable on fixed rate, long-term debt. Amounts reported may differ from actual due to future refinancing of debt.

(2)Represents minimum lease payments for long-term operating leases of land, office facilities, office equipment, and vehicles.

(In thousands of dollars, except per share amounts)

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

In addition to the contractual obligations table above, we have the following obligations:

•Refunds of customer’s advances for construction – We pay refunds on customers’ advances for construction over a specific period of time based on operating revenues related to developer-installed utility mains or as new customers are connected to and take service from such mains. After all refunds are paid, any remaining balance is transferred to contributions in aid of construction. The refund amounts are not included in the above table because the refund amounts and timing are dependent upon several variables, including new customer connections, customer consumption levels and future rate increases, which cannot be accurately estimated. Portions of these refund amounts are payable annually through 2033 and amounts not paid by the contract expiration dates become non-refundable.

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

•Uncertain tax positions – We have uncertain tax positions of $7,898. Although we believe our tax positions comply with applicable law, we have made judgments as to the sustainability of each uncertain tax position based on its technical merits. Due to the uncertainty of future cash outflows, if any, associated with our uncertain tax positions, we are unable to make a reasonable estimate of the timing or amounts that may be paid. See Note 7 – Income Taxes in this Annual Report for further information on our uncertain tax positions.

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

(In thousands of dollars, except per share amounts)

Capitalization

The following table summarizes our capitalization as of December 31, 2023 and 2022:

December 31,	2023	2022
Long-term debt (1)	54.1%	55.2%
Essential Utilities stockholders' equity	45.9%	44.8%
	100.0%	100.0%

(1)Includes current portion, as well as our borrowings under a variable rate revolving credit agreement of $720,000 at December 31, 2023, and $490,000 at December 31, 2022.

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

(In thousands of dollars, except per share amounts)

Valuation of Long-Lived Assets, Goodwill and Intangible Assets ─ We review our long-lived assets for impairment, including utility plant in service. We also review regulatory assets for the continued application of the FASB accounting guidance for regulated operations. Our review determines whether there have been changes in circumstances or events, such as regulatory disallowances, or abandonments, that have occurred that require adjustments to the carrying value of these assets. Adjustments to the carrying value of these assets would be made in instances where their inclusion in the rate-making process is unlikely. For utility plant in service, we would recognize an impairment loss for any amount disallowed by the respective utility commission.

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

We test the goodwill attributable to each of our reporting units for impairment at least annually, or more often, if circumstances indicate a possible impairment may exist. When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, changes to regulatory environment, recent regulatory and legislative proceedings, cost factors, overall financial performance, and entity specific events, for some or all of our reporting units to determine whether it’s more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on our assessment of the qualitative factors previously noted, or at our discretion, we may perform a quantitative goodwill impairment test by determining the fair value of a reporting unit by weighting the results from the income approach and the market approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information (which includes projected operating income, expected future capital expenditures, and projected regulatory rate base, among others), growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. If we perform a quantitative test and determine that the fair value of a reporting unit is less than its carrying amount, we would record an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The assessment requires significant management judgment and estimates that are based on budgets, general strategic business plans, historical trends and other data and relevant factors. If changes in circumstances or events occur, or estimates and assumptions that were used in our impairment test change, we may be required to record an impairment charge for goodwill. Refer to Note 1 – Summary of Significant Accounting Policies – Goodwill in this Annual Report for further information.

As part of the October 1, 2023 annual goodwill assessment, we elected to perform a quantitative goodwill impairment assessment on the goodwill attributable to our Regulated Natural Gas reporting unit and a qualitative assessment for our Regulated Water and Other reporting units. Additionally, the Company performed a market capitalization reconciliation to further support the Company’s estimated fair value and support the implied premium. Based on our analysis, we determined that none of the goodwill of our reporting units was impaired.

(In thousands of dollars, except per share amounts)

We generally assumed operating margins in future years would increase as we continue to integrate and implement our rate base growth strategy. However, unforeseen events, such as adverse changes in market conditions and changes in the regulatory environment which could lead to disallowances of a portion of capital investments, may result in future non-cash impairment charges that could be material. If we were to assume changes in certain of our key assumptions used to determine the fair value of our Regulated Natural Gas reporting unit, the following would be the impact on the amount of headroom over the carrying value:

Sensitivity Analysis(1)	Percentage decrease in headroom of Regulated Natural Gas Reporting Unit
Increase in discount rate by 100 basis points	40%
Decrease in Market Multiples by 1x	46%
Reduction in terminal value EBITDA(2) by 10%	49%

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

Our discount rate assumption, which is used to calculate the present value of the projected benefit payments of our post-retirement benefits, was determined by selecting a hypothetical portfolio of high quality corporate bonds appropriate to match the projected benefit payments of the plans. The selected bond portfolio was derived from a universe of Aa-graded corporate bonds. The discount rate was then developed as the rate that equates the market value of the bonds purchased to the discounted value of the projected benefit payments of the plans. A decrease in the discount rate would generally increase our post-retirement benefits expense and benefit obligation. After reviewing the hypothetical portfolio of bonds, we selected a discount rate of 5.17% for our pension plan, and 5.09% for our other post-retirement benefit plans as of December 31, 2023, which represent a 34 and 36 basis-point decrease as compared to the discount rates selected at December 31, 2022, respectively. Our post-retirement benefits expense under these plans is determined using the discount rate as of the beginning of the year, which was 5.51% for our pension plan and 5.45% for our other-postretirement benefit plan for 2023. In 2023, settlement accounting was triggered by the amount of lump-sum payments by our qualified pension plan to retirees and other separated employees exceeding the threshold of service and interest cost for the period. As a result, we remeasured our qualified pension plan assets and liabilities using a discount rate of 5.20%, and the remeasurement did not have a material impact to our consolidated financial statements.

Our expected return on plan assets is determined by evaluating the asset class return expectations with our advisors as well as actual, long-term, historical results of our asset returns. The Company’s market-related value of plan assets is equal to the fair value of the plans’ assets as of the last day of its fiscal year and is a determinant for the expected return on plan assets, which is a component of post-retirement benefits expense. The allocation of our plans’ assets impacts our expected return on plan assets. As of December 31, 2023, the expected return on plan assets is based on a targeted allocation of 20% to 40% return seeking assets and 30% to 70% liability hedging assets for our pension plan, and a targeted allocation of 50% to 70% return seeking assets and 30% to 50% liability hedging assets for our other post-retirement benefit plans. Our post-retirement benefits expense increases as the expected return on plan assets decreases. We believe that our actual long-term asset allocations on average will approximate our targeted allocations. Our targeted allocations are driven by our investment strategy to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. For 2023, we used a 6.8% expected return on plan assets assumption and are currently reviewing this assumption for 2024.

(In thousands of dollars, except per share amounts)

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements. In accordance with funding rules and our funding policy, during 2024 our pension contribution is expected to be $9,393. Future years’ contributions will be subject to economic conditions, plan participant data and the funding rules in effect at such time as the funding calculations are performed, though we expect future changes in the amount of contributions and expense recognized to be generally included in customer rates.

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

We are subject to market risks in the normal course of business, including changes in interest rates, gas commodity prices and equity prices. Volatile equity market conditions arising from public health threats and global conflicts and sanctions imposed in response thereto, may result in our pension and other post-retirement plans’ assets market values suffering a decline, which could increase our required cash contributions to the plans and expense in subsequent years. The exposure to changes in interest rates is a result of financings through the issuance of fixed rate long-term debt. Such exposure is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates; short-term debt, which is at floating interest rates; and at times in the past interest rate swap agreements. As of December 31, 2023, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for long-term debt are as follows:

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$67,415	$147,319	$21,556	$237,728	$7,032	$5,736,958	$6,218,008	$5,260,722
Variable rate	-	-	-	720,000	-	-	720,000	720,000
Total	$67,415	$147,319	$21,556	$957,728	$7,032	$5,736,958	$6,938,008	$5,980,722
Weighted average interest rate	3.95%	4.76%	7.37%	5.83%	4.32%	3.82%	4.14%

From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the marketable equity securities. As of December 31, 2023, we have assets of, in thousands of dollars, $26,442 to fund our deferred compensation and non-qualified pension plan liabilities. The market risk of the deferred compensation plan assets are borne by the participants in the deferred compensation plan.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Essential Utilities, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets, including the consolidated statements of capitalization, of Essential Utilities, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, of equity, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of condensed parent company financial statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023 appearing after the signature pages (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Rate Regulation

As described in Notes 1 and 6 to the consolidated financial statements, most of the operating companies of the Company that are regulated public utilities are subject to regulation by the utility commissions of the states in which they operate. Some of the operating companies that are regulated public utilities are subject to rate regulation by county or city government. As of December 31, 2023, regulatory assets were $1.80 billion and regulatory liabilities were $0.85 billion. Regulated public utilities follow the Financial Accounting Standards Board’s accounting guidance for regulated operations, which provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. The regulatory assets represent costs that are probable to be fully recovered from customers in future rates while regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts recovered from customers in advance of incurring the costs. The regulatory assets or liabilities are then relieved as the cost or credit is reflected in the Company’s rates charged for utility service. If, as a result of a change in circumstances, it is determined that a regulated operating company no longer meets the criteria to apply regulatory accounting, the operating company would have to discontinue regulatory accounting and write-off the respective regulatory assets and liabilities. Management makes significant judgments and estimates to record regulatory assets and liabilities. For each regulatory jurisdiction with regulated operations, management evaluates at the end of each reporting period whether the regulatory assets and liabilities continue to meet the probable criteria for future recovery or refund. The evaluation considers factors such as regulatory orders or guidelines, in the same regulatory jurisdiction, of a specific matter or a similar matter, as provided to the Company in the past or to other regulated utilities. In addition, the evaluation may be impacted by changes in the regulatory environment and pending or new legislation that could impact the ability to recover costs through regulated rates. There may be multiple participants to rate or transactional regulatory proceedings who might offer different views on various aspects of such proceedings and, in these instances, may challenge the prudence of business policies and practices, seek cost disallowances or request other relief.

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

February 29, 2024

We have served as the Company’s auditor since 2000.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

	December 31,
	2023	2022
Assets
Property, plant and equipment, at cost	$14,977,021	$13,737,387
Less: accumulated depreciation	2,879,949	2,606,441
Net property, plant and equipment	12,097,072	11,130,946

Current assets:
Cash and cash equivalents	4,612	11,398
Accounts receivable, net	144,300	206,324
Unbilled revenues	101,436	170,504
Inventory - materials and supplies	47,494	46,592
Inventory - gas stored	65,173	153,143
Current assets held for sale	-	11,167
Prepayments and other current assets	99,884	39,759
Regulatory assets	29,080	19,272
Total current assets	491,979	658,159

Regulatory assets	1,766,892	1,342,753
Deferred charges and other assets, net	102,388	166,653
Funds restricted for construction activity	1,381	1,342
Goodwill	2,340,738	2,340,792
Non-current assets held for sale	-	32,124
Operating lease right-of-use assets	37,416	41,734
Intangible assets	3,593	4,604
Total assets	$16,841,459	$15,719,107

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

	December 31,
	2023	2022
Liabilities and Equity
Essential Utilities stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 276,595,228 and 266,973,321 as of December 31, 2023 and December 31, 2022	$138,297	$133,486
Capital in excess of par value	4,137,696	3,793,262
Retained earnings	1,706,675	1,534,331
Treasury stock, at cost, 3,299,191 and 3,236,237 shares as of December 31, 2023 and December 31, 2022	(86,485)	(83,693)
Total stockholders' equity	5,896,183	5,377,386

Long-term debt, excluding current portion	6,870,593	6,418,039
Less: debt issuance costs	44,508	46,982
Long-term debt, excluding current portion, net of debt issuance costs	6,826,085	6,371,057
Commitments and contingencies (See Note 9)

Current liabilities:
Current portion of long-term debt	67,415	199,356
Loans payable	160,123	228,500
Accounts payable	221,191	238,843
Book overdraft	13,358	28,694
Accrued interest	53,084	47,063
Accrued taxes	40,641	34,393
Liabilities related to assets held for sale	-	3,263
Regulatory liabilities	31,270	35,276
Dividends payable	83,929	75,808
Other accrued liabilities	126,916	130,673
Total current liabilities	797,927	1,021,869

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,628,324	1,345,766
Customers' advances for construction	128,755	114,732
Regulatory liabilities	820,910	778,754
Asset retirement obligations	848	843
Operating lease liabilities	34,425	37,666
Non-current liabilities related to assets held for sale	-	974
Pension and other postretirement benefit liabilities	38,850	31,244
Other	24,086	28,562
Total deferred credits and other liabilities	2,676,198	2,338,541

Contributions in aid of construction	645,066	610,254
Total liabilities and equity	$16,841,459	$15,719,107

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2023	2022	2021
Operating revenues	$2,053,824	$2,288,032	$1,878,144

Operating expenses:
Operations and maintenance	575,518	613,649	550,580
Purchased gas	352,306	601,995	340,262
Depreciation	338,655	315,811	292,191
Amortization	5,040	5,366	5,761
Taxes other than income taxes	90,208	90,024	86,641
Total operating expenses	1,361,727	1,626,845	1,275,435

Operating income	692,097	661,187	602,709
Other expense (income):
Interest expense	283,362	238,116	207,709
Interest income	(3,401)	(3,675)	(2,384)
Allowance for funds used during construction	(16,967)	(23,665)	(20,792)
Gain on sale of other assets	(65)	(991)	(976)
Other	(2,613)	494	(2,848)
Income before income taxes	431,781	450,908	422,000
Income tax benefit	(66,445)	(14,329)	(9,612)
Net income	$498,226	$465,237	$431,612

Comprehensive income	$498,226	$465,237	$431,612

Net income per common share:
Basic	$1.86	$1.77	$1.68
Diluted	$1.86	$1.77	$1.67

Average common shares outstanding during the period:
Basic	267,171	262,246	257,487
Diluted	267,659	262,868	258,180

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

		December 31,
		2023	2022
Stockholders' equity:
Common stock, $0.50 par value		$138,297	$133,486
Capital in excess of par value		4,137,696	3,793,262
Retained earnings		1,706,675	1,534,331
Treasury stock, at cost		(86,485)	(83,693)
Total stockholders' equity		5,896,183	5,377,386

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2023 to 2033	2,935	1,875
1.00% to 1.99%	2023 to 2039	7,538	8,369
2.00% to 2.99%	2024 to 2058	207,917	209,755
3.00% to 3.99%	2023 to 2056	1,313,932	1,351,432
4.00% to 4.99%	2023 to 2059	1,245,727	1,403,313
5.00% to 5.99%	2023 to 2061	312,745	14,357
6.00% to 6.99%	2026 to 2036	31,000	31,000
7.00% to 7.99%	2025 to 2027	28,125	28,378
8.00% to 8.99%	2025	1,289	2,116
9.00% to 9.99%	2026	11,800	11,800
		3,163,008	3,062,395

Notes payable to bank under revolving credit agreement, variable rate, due 2027		720,000	490,000
Unsecured notes payable:
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59%, due 2029 through 2050		1,125,000	1,125,000
Notes at 4.28%, due 2049		500,000	500,000
Notes at 5.30%, due 2052		500,000	500,000
Notes at 5.95%, due 2023 through 2034		30,000	40,000
Total long-term debt		6,938,008	6,617,395

Current portion of long-term debt		67,415	199,356
Long-term debt, excluding current portion		6,870,593	6,418,039
Less: debt issuance costs		44,508	46,982
Long-term debt, excluding current portion, net of debt issuance costs		6,826,085	6,371,057

Total capitalization		$12,722,268	$11,748,443

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

	Common stock	Capital in excess of par value	Retained earnings	Treasury stock	Total
Balance at December 31, 2020	$124,285	$3,379,057	$1,261,862	$(81,327)	$4,683,877
Net income	-	-	431,612	-	431,612
Dividends declared and paid ($1.0378 per share)	-	-	(258,650)	-	(258,650)
Issuance of common stock from stock purchase contracts (127,749 shares)	64	(64)	-	-	-
Issuance of common stock under dividend reinvestment plan (374,824 shares)	187	16,612	-	-	16,799
Issuance of common stock from forward equity sale agreement (6,700,000 shares)	3,350	296,389	-	-	299,739
Repurchase of stock (76,732 shares)	-	-	-	(3,291)	(3,291)
Equity compensation plan (206,163 shares)	103	(103)	-	-	-
Exercise of stock options (122,297 shares)	61	4,111	-	-	4,172
Stock-based compensation	-	9,998	(623)	-	9,375
Other	-	(186)	-	1,003	817
Balance at December 31, 2021	$128,050	$3,705,814	$1,434,201	$(83,615)	$5,184,450
Net income	-	-	465,237	-	465,237
Dividends declared and paid ($1.1104 per share)	-	-	(288,632)	-	(288,632)
Dividends of March 1, 2023 declared ($0.287 per share)	-	-	(75,808)	-	(75,808)
Issuance of common stock from stock purchase contracts (9,029,461 shares)	4,515	(4,515)	-	-	-
Issuance of common stock under dividend reinvestment plan (368,278 shares)	184	16,435	-	-	16,619
Issuance of common stock from at-the-market sale agreements (1,321,994 shares)	661	62,379	-	-	63,040
Repurchase of stock (25,037 shares)	-	-	-	(1,192)	(1,192)
Equity compensation plan (81,516 shares)	41	(41)	-	-	-
Exercise of stock options (69,684 shares)	35	2,440	-	-	2,475
Stock-based compensation	-	12,094	(667)	-	11,427
Other	-	(1,344)	-	1,114	(230)
Balance at December 31, 2022	$133,486	$3,793,262	$1,534,331	$(83,693)	$5,377,386
Net income	-	-	498,226	-	498,226
Dividends declared and paid ($1.1882 per share)	-	-	(240,999)	-	(240,999)
Dividends of March 1, 2024 declared ($0.3071 per share)	-	-	(83,929)	-	(83,929)
Issuance of common stock under dividend reinvestment plan (430,487 shares)	215	15,790	-	-	16,005
Issuance of common stock from at-the-market sale agreements (8,938,839 shares)	4,470	318,513	-	-	322,983
Repurchase of stock (89,785 shares)	-	-	-	(3,981)	(3,981)
Equity compensation plan (244,407 shares)	122	(122)	-	-	-
Exercise of stock options (8,174 shares)	4	283	-	-	287
Stock-based compensation	-	11,330	(954)	-	10,376
Other	-	(1,360)	-	1,189	(171)
Balance at December 31, 2023	$138,297	$4,137,696	$1,706,675	$(86,485)	$5,896,183

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars, except per share amounts)

	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$498,226	$465,237	$431,612
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	343,695	321,177	297,952
Deferred income taxes	(79,845)	(23,045)	(8,514)
Provision for doubtful accounts	23,209	27,631	27,336
Stock-based compensation	11,323	12,206	10,078
Gain on sale of utility system and other assets	(65)	(991)	(1,589)
Net change in receivables, deferred purchased gas costs, inventory and prepayments	189,989	(223,335)	(109,605)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(14,559)	53,761	5,190
Pension and other postretirement benefits contributions	(20,343)	(22,027)	(15,135)
Other	(18,043)	(10,308)	7,354
Net cash flows from operating activities	933,587	600,306	644,679
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $5,241, $6,047 and $4,510	(1,199,103)	(1,062,763)	(1,020,519)
Acquisitions of utility systems and other, net	(45,303)	(116,891)	(36,326)
Net proceeds from the sale of utility systems and other assets	41,758	1,081	1,819
Other	(19,080)	271	(1,032)
Net cash flows used in investing activities	(1,221,728)	(1,178,302)	(1,056,058)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	23,982	11,714	15,264
Repayments of customers' advances	(8,471)	(5,006)	(7,725)
Net proceeds (repayments) of short-term debt	(68,377)	163,500	(13,350)
Proceeds from long-term debt	1,207,619	1,646,742	1,095,171
Repayments of long-term debt	(876,379)	(977,175)	(769,546)
Change in cash overdraft position	(15,336)	(53,028)	37,719
Proceeds from issuance of common stock under dividend reinvestment plan	16,005	16,619	16,799
Proceeds from issuance of common stock from forward equity sale agreement	-	-	299,739
Proceeds from issuance of common stock from at-the-market sale agreement	322,983	63,040	-
Proceeds from exercised stock options	287	2,475	4,172
Repurchase of common stock	(3,981)	(1,192)	(3,291)
Dividends paid on common stock	(316,806)	(288,632)	(258,650)
Other	(171)	(230)	817
Net cash flows from financing activities	281,355	578,827	417,119
Net increase (decrease) in cash and cash equivalents	(6,786)	831	5,740
Cash and cash equivalents at beginning of year	11,398	10,567	4,827
Cash and cash equivalents at end of year	$4,612	$11,398	$10,567

Cash paid during the year for:
Interest, net of amounts capitalized	$272,532	$225,820	$201,792
Income taxes	7,839	11,269	5,692
Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid	$102,770	$102,129	$95,945
Non-cash utility property contributions	56,297	35,698	36,882

See accompanying notes to consolidated financial statements.

Refer to Note 15 – Employee Stock and Incentive Plan for a description of non-cash activities.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands of dollars, except per share amounts)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations ─ Essential Utilities, Inc. (“Essential Utilities,” the “Company,” “we,” “our”, or “us”) is the holding company for regulated utilities providing water, wastewater, or natural gas services concentrated in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries is Aqua Pennsylvania, Inc., which accounted for approximately 56% of our Regulated Water segment’s operating revenues and approximately 68% of our Regulated Water segment’s income for 2023. As of December 31, 2023, Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of Regulated Water customers we serve. Aqua Pennsylvania’s service territory is located in the suburban areas north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. The Company’s other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Our Peoples subsidiaries provide natural gas service to approximately 744,000 customers in western Pennsylvania and Kentucky. Approximately 95% of the total number of natural gas utility customers we serve are in western Pennsylvania. The Company also operates market-based activities, conducted through its non-regulated subsidiaries, that provide utility service line protection solutions and repair services to households and gas marketing and production activities.

In December 2022, the Company signed an agreement to sell its regulated natural gas utility assets in West Virginia, which represented approximately two percent of the Company’s regulated natural gas customers. The sale closed on October 1, 2023, and concluded our regulated utility operations in West Virginia. In October 2023, the Company entered into an agreement to sell its interest in three non-utility local microgrid and distribution energy projects. This sale was completed in January 2024. See Note 6 – Assets Held for Sale and Dispositions for further information.

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

Property, Plant and Equipment and Depreciation ─ Property, plant and equipment consist primarily of utility plant. The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overheads, and for additions meeting certain criteria, allowance for funds used during construction. Utility systems acquired are typically recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation. Further, utility systems acquired under fair value regulations would be recorded based on the valuation of the utility plant as approved by the respective utility commission. The difference between the estimated original cost, less applicable accumulated depreciation, and the purchase price may be recorded as an acquisition adjustment within utility plant as permitted by the applicable regulatory jurisdiction. At December 31, 2023 and 2022, utility plant includes a net credit acquisition adjustment of $6,444 and $6,076, respectively, which is generally being amortized from 10 to 53 years. Amortization of the acquisition adjustments totaled $2,103 in 2023, $2,788 in 2022, and $2,842 in 2021.

Utility expenditures for maintenance and repairs, including major maintenance projects and minor renewals, are charged to operating expenses when incurred in accordance with the system of accounts prescribed by the utility commissions of the states in which the company operates. The cost of new units of property and betterments are capitalized. Utility expenditures for water main cleaning and relining of pipes are deferred and are presented in net property, plant and equipment in accordance with the FASB’s accounting guidance for regulated operations. As of December 31, 2023, $1,635 of these costs have been incurred since the last respective rate proceeding and the Company expects to recover these costs in future rates.

The cost of software upgrades and enhancements are capitalized if they result in added functionality, which enables the software to perform tasks it was previously incapable of performing. Information technology costs associated with major system installations, conversions and improvements, such as software training, data conversion and business process reengineering costs, are deferred as a regulatory asset if the Company expects to recover these costs in future rates. If these costs are not deferred, then these costs are charged to operating expenses when incurred. As of December 31, 2023, $44,238 of these costs have been deferred since the last respective rate proceeding as a regulatory asset, and the deferral is reported as a component of net property, plant and equipment.

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

Allowance for Funds Used During Construction ─ The allowance for funds used during construction (“AFUDC”) represents the capitalized cost of funds used to finance the construction of utility plant. In general, AFUDC is applied to construction projects requiring more than one month to complete. No AFUDC is applied to projects funded by customer advances for construction, contributions in aid of construction, or applicable state-revolving fund loans. AFUDC includes the net cost of borrowed funds and a rate of return on other funds when used and is recovered through rates as the utility plant is depreciated. The amount of AFUDC related to equity funds in 2023 was $11,726, 2022 was $17,618, and 2021 was $16,282. No interest was capitalized by our market-based businesses.

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

Recognition of Revenues ─ The Company recognizes revenue as utility services are provided to our customers, which happens over time as the services are delivered and the performance obligation is satisfied. The Company’s utility revenues recognized in an accounting period includes amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the last billing to the end of the accounting period. Unbilled amounts are calculated by deriving estimates based on an average usage of the prior month. The Company’s actual results could differ from these estimates, which would result in operating revenues being adjusted in the period that the revision to our estimates are determined.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Generally, payment is due within 30 days once a bill is issued to a customer. Sales tax and other taxes we collect on behalf of government authorities, concurrent with our revenue-producing activities, are primarily excluded from revenue. The following table presents our revenues disaggregated by major source and customer class for the years ended December 31:

2023	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$641,351	$139,188	$519,406	$-
Commercial	180,731	35,530	111,272	-
Fire protection	41,257	-	-	-
Industrial	33,949	2,087	3,232	-
Gas transportation	-	-	184,598	-
Other water	51,527	-	-	-
Other wastewater	-	10,589	-	-
Other utility	-	-	43,163	14,863
Revenues from contracts with customers	948,815	187,394	861,671	14,863
Alternative revenue program	2,236	68	2,088	-
Other and eliminations	-	-	-	36,689
Consolidated	$951,051	$187,462	$863,759	$51,552

2022	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$607,473	$122,612	$720,490	$-
Commercial	168,460	30,340	149,653	-
Fire protection	38,970	-	-	-
Industrial	32,581	1,755	5,636	-
Gas transportation	-	-	205,825	-
Other water	55,389	-	-	-
Other wastewater	-	10,676	-	-
Other utility	-	-	61,393	11,478
Revenues from contracts with customers	902,873	165,383	1,142,997	11,478
Alternative revenue program	3,309	(71)	365	-
Other and eliminations	-	-	-	61,698
Consolidated	$906,182	$165,312	$1,143,362	$73,176

2021	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$561,996	$99,931	$530,338	$-
Commercial	151,071	22,060	99,596	-
Fire protection	35,984	-	-	-
Industrial	30,230	1,729	3,427	-
Gas transportation	-	-	198,195	-
Other water	53,488	-	-	-
Other wastewater	-	8,860	-	-
Customer rate credits	-	-	(5,000)	-
Other utility	-	-	32,812	13,358
Revenues from contracts with customers	832,769	132,580	859,368	13,358
Alternative revenue program	1,760	(264)	534	-
Other and eliminations	-	-	-	38,039
Consolidated	$834,529	$132,316	$859,902	$51,397

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

•Other and Eliminations – Other and eliminations consist of market-based revenues, which are earned through our non-regulated natural gas operations and Aqua Resources, and intercompany activities for revenue billed between our subsidiaries. Our non-regulated natural gas operations consist of utility service line protection solutions and repair services for households and the operation of gas marketing and production entities. Revenue is recognized and the performance obligation is satisfied over time as the service is delivered. Aqua Resources earned revenues and continues to earn revenue through third-party water and sewer service line protection and repair services. For the service line protection business, the performance obligations are allowing the use of our logo to a third-party water and sewer service line repair provider. Revenues are primarily recognized over time as service is delivered.

Cash and Cash Equivalents ─ The Company considers all highly liquid investments with an original maturity of three months or less, which are not restricted for construction activity, to be cash equivalents.

The Company had a book overdraft, which represents transactions that have not cleared the bank accounts at the end of the period, for specific disbursement cash accounts of $13,358 and $28,694 at December 31, 2023 and 2022, respectively. The Company transfers cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. The balance of the book overdraft is reported as book overdraft and the change in the book overdraft balance is reported as cash flows from financing activities, due to our ability to fund the overdraft with the Company’s credit facility.

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

Assets Held for Sale ─ When the Company makes a decision to sell an asset or to stop some part of its business, the Company assesses if such assets should be classified as an asset held for sale. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. For long-lived assets or disposal groups that are classified as held for sale but do not meet the criteria for discontinued operations, the assets and liabilities are presented separately on the consolidated balance sheet of the initial period in which it is classified as held for sale. The major classes of assets

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

and liabilities classified as held for sale are disclosed in the notes to the consolidated financial statements. See “Note 3 – Assets Held for Sale and Dispositions”.

Goodwill ─ Goodwill represents the excess cost over the fair value of net tangible and identifiable intangible assets acquired through acquisitions. Goodwill is not amortized but is tested for impairment annually, or more often, if circumstances indicate a possible impairment may exist. When testing goodwill for impairment, we may assess qualitative factors, including macroeconomic conditions, industry and market considerations, changes to regulatory environment, recent regulatory and legislative proceedings, cost factors, overall financial performance, and entity specific events, for some or all of our reporting units to determine whether it’s more likely than not that the fair value of a reporting unit is less than its carrying amount. Alternatively, based on our assessment of the qualitative factors previously noted or at our discretion, we may perform a quantitative goodwill impairment test by determining the fair value of a reporting unit. If we perform a quantitative test and determine that the fair value of a reporting unit is less than its carrying amount, we would record an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the reporting unit’s carrying amount of goodwill.

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

During the fourth quarter of 2023, as part of the annual goodwill assessment as of October 1, 2023, we elected to perform a quantitative goodwill impairment assessment on the goodwill attributable to our Regulated Natural Gas reporting unit and a qualitative assessment for our Regulated Water and Other reporting units. Based on our analysis, we determined that none of the goodwill of our reporting units was impaired.

The following table summarizes the changes in the Company’s goodwill:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2021	$58,527	$2,277,447	$4,841	$2,340,815
Goodwill acquired	-	-	-	-
Reclassifications to utility plant acquisition adjustment	(23)	-	-	(23)
Balance at December 31, 2022	58,504	2,277,447	4,841	2,340,792
Goodwill acquired	-	-	-	-
Reclassifications to utility plant acquisition adjustment	(54)	-	-	(54)
Balance at December 31, 2023	$58,450	$2,277,447	$4,841	$2,340,738

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

Intangible assets – The Company’s intangible assets consist of customer relationships for our non-regulated natural gas operations and non-compete agreements with certain former employees of Peoples. These intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years for the customer relationships and five years for the non-compete agreements.

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

Deferred Charges and Other Assets ─ Deferred charges and other assets consist primarily of assets held to compensate employees in the future who participate in the Company’s deferred compensation plan, and prepaid pension and other post-retirement benefit plans assets, which amounted to $26,442 and $43,025 as of December 31, 2023; and $24,962 and $43,827 as of December 31, 2022, respectively. The assets of the deferred compensation plan are invested in mutual funds which are carried on the consolidated balance sheet at fair market value, and changes in fair value are included in other expense (income), refer to Note 12 – Fair Value of Financial Instruments for further details. Refer to Note 16 – Pension Plans and Other Post-Retirement Benefit Plans for further information on the prepaid pension and other post-retirement benefit plan assets.

As of December 31, 2022, deferred charges and other assets also included the non-current portion of the Company’s interest in three non-utility local microgrid and distributed energy projects amounting to $63,204. In October 2023, the Company entered to an agreement to sell their interests in these projects for $165,000. As of December 31, 2023, the balances associated with these projects of $63,182 are included in prepayments and other current assets in the consolidated balance sheets. In January 2024, the sale was completed. Refer to Note 3 – Assets Held for Sale and Dispositions for further details.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, assets that are measured at fair value using the net asset value (“NAV”) per share practical expedient are not classified in the fair value hierarchy. There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the years ended December 31, 2023 and 2022.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Recent Accounting Pronouncements ─

Pronouncements to be adopted upon the effective date:

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures".  The ASU enhances the transparency and decision usefulness of income tax disclosures and is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280).  The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently assessing the timing and impact of adopting the updated provisions.

Pronouncements adopted during the fiscal year:

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

Note 2 – Acquisitions

Water and Wastewater Utility Acquisitions – Pending Completion

In December 2023, the Company entered into a purchase agreement to acquire North Versailles wastewater assets in North Versailles Township, Pennsylvania which serves approximately 4,400 customers for between $25,000 and $30,000.

In September 2023, the Company entered into a purchase agreement to acquire Greenville Municipal Water Authority’s water system in Greenville, Pennsylvania which serves approximately 3,000 customers for $18,000.

In June 2023, the Company entered into a purchase agreement to acquire Westfield HOA wastewater assets, which serves approximately 200 customers within Westfield Homeowners Subdivision in Glenview, Illinois for $50.

In April 2023, the Company entered into a purchase agreement to acquire Greenville Sanitary Authority’s wastewater utility assets, which serves approximately 2,300 customers in Greenville, Pennsylvania for $18,000.

In October 2021, the Company entered into a purchase agreement to acquire the wastewater utility assets of the City of Beaver Falls, Pennsylvania which consists of approximately 7,600 customers for $41,250.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The purchase price for each of these pending acquisitions is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of these acquisitions by utilizing our revolving credit facility until permanent debt and common equity are secured. These pending acquisitions are expected to close in 2024 or 2025. Closing for our utility acquisitions are subject to the timing of the respective regulatory approval processes.

DELCORA Purchase Agreement

In September 2019, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consists of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. There are several legal proceedings involving the Company as a result of the purchase agreement:

•In 2020, Delaware County, Pennsylvania (the “County”) filed a lawsuit alleging that DELCORA did not have the legal authority to establish and fund a customer trust with the net proceeds of the transaction (the “County Lawsuit”). In 2020, the judge in the Delaware County Court lawsuit issued an order that (1) the County cannot interfere with the purchase agreement between DELCORA and the Company; (2) the County cannot terminate DELCORA prior to the closing of the transaction; and (3) the establishment of the customer trust was valid. The County appealed this decision to the Commonwealth Court of Pennsylvania. On March 3, 2022, the Commonwealth Court issued a decision finding that the County can dissolve DELCORA if it so chooses, but the purchase agreement must be upheld regardless of who is operating the system. The case was remanded back to the trial court for the entry of an order consistent with the Commonwealth Court’s opinion and the order was issued in September 2022 (“Remand Order”). Since then, the County has challenged the Remand Order that has resulted in the Remand Order being on appeal to the Commonwealth Court. The Commonwealth Court has scheduled oral argument on this appeal for April 2024.

•On January 25, 2023, DELCORA filed in the Delaware Court of Common Pleas a complaint for Declaratory Judgment against the Company and the County seeking resolution of whether the County Ordinance dissolving DELCORA is a final action prohibiting DELCORA from carrying out the material transaction of the Asset Purchase Agreement and, in the event that DELCORA retains the ability to close the transaction, whether DELCORA is permitted to exist as a trust (the “DELCORA Complaint”). The Company filed preliminary objections to the DELCORA complaint, which were scheduled for a hearing on October 12, 2023. However, prior to the scheduled hearing, the Court notified the parties that the hearing was canceled and would be re-listed after the parties receive the benefit of the Commonwealth Court’s decision on the appeal addressed above.

The administrative law judges (“ALJ”) in the regulatory approval process (the “PUC Process”) recommended that the Company’s application to acquire DELCORA be denied, and subsequently, the Company provided exceptions to the recommended decision. On March 30, 2021, the Pennsylvania Public Utility Commission (“PUC”) ruled that the case be remanded back to the ALJ and vacated the original administrative law judges’ recommended decision (“2021 Order”). This 2021 Order was also appealed to the Commonwealth Court by the County on April 29, 2021. A decision was issued by the Commonwealth Court on September 12, 2022, which dismissed the appeal of the County.

•After the PUC issued the 2021 Order, on April 16, 2021, the ALJ issued an order staying the proceeding until the County Lawsuit is final and unappealable. On March 25, 2022, the Company sent a letter notifying the PUC of the March 3, 2022, Commonwealth Court decision (that originated in Delaware County Court of Common Pleas) and requested that the PUC move forward with processing the application. On July 14, 2022, the Commission moved to lift the stay imposed by the ALJ, and required the ALJ to establish a schedule on remand for the proceeding. The ALJ established a procedural schedule for the remand proceeding, which was subsequently stayed.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

•On August 17, 2022, the Receiver for the City of Chester filed suit in Delaware County Common Pleas Court against DELCORA premised upon the claimed reversionary interest of the City of Chester in some of DELCORA’s assets. The Company intervened in that matter and filed preliminary objections. Following a hearing on the Company’s preliminary objections, the Receiver for the City of Chester discontinued the case without prejudice.

•On January 26, 2023, several parties involved in the PUC case filed a joint motion for stay based on the DELCORA Complaint and referenced the City of Chester’s bankruptcy filing in which the City of Chester has asserted reversionary contract interests regarding some of DELCORA’s wastewater assets. On February 6, 2023, the ALJ stayed the PUC Process.

•On May 23, 2023, the United States Bankruptcy Court issued an order in the City of Chester’s bankruptcy filing staying the PUC Process until relief from the stay is granted by the Bankruptcy Court. The Company appealed the Bankruptcy Court stay order to the United States District Court for the Eastern District of Pennsylvania and is awaiting the Court decision whether oral argument will be scheduled or a decision rendered based solely on the briefing.

•On June 16, 2023, the Company filed a Complaint against DELCORA in the Delaware County Court of Common Pleas requesting a declaratory judgment and injunctive relief regarding breach of the Asset Purchase Agreement in acting outside the ordinary course of business by attempting to enter into a new agreement with Philadelphia Water Department (“PWD”) for the treatment of wastewater without the Company’s consent. DELCORA filed an answer, new matter and counterclaim against the Company, alleging that the Company has tortiously interfered with DELCORA’s contract with PWD. The Company filed preliminary objections to the counterclaim, and DELCORA filed an amended counterclaim. The Company filed preliminary objections to the amended counterclaim, and on October 9, 2023, DELCORA filed a second amended counterclaim, to which the Company filed preliminary objections. The preliminary objections remain pending before the Court.

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

Water and Wastewater Utility Acquisitions - Completed

In July 2023, the Company completed the following water utility asset acquisitions: Shenandoah Borough, Pennsylvania, which serves approximately 2,900 customers for $12,291; La Rue, an Ohio municipality, which serves approximately 300 customers for $2,253; and, Southern Oaks Water System, which serves approximately 800 customers in Texas for $3,321. Additionally, in July 2023, the Company completed their acquisition of a portion of the water and wastewater utility assets of the Village of Frankfort, an Illinois municipality, which serves approximately 1,500 customers for $1,424.

In June 2023, the Company acquired the wastewater utility assets of Union Rome, Ohio, which serves approximately 4,300 customers for a cash purchase price of $25,547.

In March 2023, the Company acquired the North Heidelberg Sewer Company in Berks County, Pennsylvania, which serves approximately 300 customer connections for a cash purchase price of $136.

In November 2022, the Company acquired certain water utility assets of Oak Brook, Illinois, which serve 2,037 customers for a cash purchase price of $12,500.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

On July 29, 2022, the Pennsylvania Public Utility Commission issued an order (the “PUC Order”) approving the Company’s acquisition of the municipal wastewater assets of East Whiteland Township, Chester County, Pennsylvania, which serves 4,018 customers (the “East Whiteland Wastewater Assets”). On August 12, 2022, the Company acquired the East Whiteland Wastewater Assets for a cash purchase price of $54,374. Subsequently on August 25, 2022, the Office of Consumer Advocate (“OCA”) filed an appeal of the PUC Order to the Pennsylvania Commonwealth Court. On July 31, 2023, a decision was issued by the Pennsylvania Commonwealth Court, in which the Pennsylvania Commonwealth Court agreed with the OCA and reversed the PUC order which approved the acquisition. On September 26, 2023, the Pennsylvania Commonwealth Court denied our motion for reargument. On October 26, 2023, the Company, the Pennsylvania Public Utility Commission, and East Whiteland Township filed an appeal to the Pennsylvania Supreme Court. East Whiteland Township filed to Supplement its Petition for Allowance of Appeal on January 2, 2024. On January 16, 2024, the Company, the OCA and the PUC filed Answers to East Whiteland Township’s Petition. The Company is currently waiting to see if the Supreme Court will grant allocatur. Management believes the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for these utility systems acquired in 2023 are $3,290.

The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for the utility systems acquired in 2022 were $18,039 in 2023 and $11,393 in 2022.

The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for the utility systems acquired in 2021 were $7,930 in 2023, $7,421 in 2022, and $2,462 in 2021.

The pro forma effect of the utility systems acquired is not material either individually or collectively to the Company’s results of operations.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 3 – Assets Held for Sale and Dispositions

In December 2022, the Company entered into a definitive agreement with Hope Gas, Inc. for the sale of its regulated natural gas utility assets in West Virginia, which served approximately 13,000 customers or about 2% of the Company’s regulated natural gas customers (“Peoples Gas West Virginia”). The Peoples Gas West Virginia sale closed on October 1, 2023 for an estimated purchase price of $39,965, subject to working capital and other adjustments. The sale of Peoples Gas West Virginia had no major effect on the Company’s operations and did not meet the requirements to be classified as discontinued operations. The assets and liabilities of Peoples Gas West Virginia were reported as held for sale in the accompanying consolidated balance sheet, and consist of the following as of December 31, 2022.

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

In October 2023, the Company entered into an agreement to sell its interest in three non-utility local microgrid and distributed energy projects for $165,000. As of December 31, 2023, balances associated with these projects are included in prepayments and other current assets in the consolidated balance sheets totaling $63,182. As of December 31, 2022, balances associated with these projects are included in deferred charges and other assets, and prepayments and other current assets, amounting to $63,204 and $2,517, respectively. The sale was subject to various closing conditions and regulatory approvals and was completed in January 2024. The sale of these projects had no major effect on the Company’s operations and did not meet the requirements to be classified as discontinued operations.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 4 – Property, Plant and Equipment

	December 31,
	2023	2022	Approximate Range of Useful Lives	Weighted Average Useful Life

Regulated Water segment:
Utility plant and equipment
Mains and accessories	$4,523,718	$4,213,197	26-90 years	73 years
Services, hydrants, treatment plants and reservoirs	3,140,497	2,910,496	5-89 years	56 years
Operations structures and water tanks	413,147	388,596	15-80 years	48 years
Miscellaneous pumping and purification equipment	1,237,967	1,131,975	7-76 years	41 years
Meters, transportation and other operating equipment	1,104,643	1,045,053	5-84 years	28 years
Land and other non-depreciable assets	143,752	133,618	-	-
Utility plant and equipment - regulated water segment	10,563,724	9,822,935	-	-
Utility construction work in progress	315,973	366,777	-	-
Net utility plant acquisition adjustment	(6,444)	(6,076)	10-53 years	22 years
Non-utility plant and equipment	20,019	20,561	17-64 years	58 years
Property, Plant and Equipment - Regulated Water segment	10,893,272	10,204,197
Regulated Natural Gas segment:
Natural gas transmission	429,465	398,658	5-93 years	67 years
Natural gas storage	62,157	61,639	5-85 years	44 years
Natural gas gathering and processing	147,700	144,337	5-77 years	59 years
Natural gas distribution	2,733,054	2,206,434	25-78 years	63 years
Meters, transportation and other operating equipment	613,653	568,305	5-61 years	23 years
Land and other non-depreciable assets	4,139	4,187	-	-
Utility plant and equipment - Regulated Natural Gas segment	3,990,168	3,383,560
Utility construction work-in-progress	93,581	149,630	-	-
Property, plant and equipment - Regulated Natural Gas segment	4,083,749	3,533,190
Total property, plant and equipment	$14,977,021	$13,737,387

Note 5 – Accounts Receivable

	December 31,
	2023	2022
Billed utility revenue	$199,986	$265,504
Other	4,887	4,801
	204,873	270,305
Less allowance for doubtful accounts	60,573	63,981
Net accounts receivable	$144,300	$206,324

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

As of December 31, 2023, the Company’s utility customers are located principally in the following states: 66% in Pennsylvania, 9% in Ohio, 6% in North Carolina, 5% in Texas, and 5% in Illinois. No single customer accounted for more than one percent of the Company's utility operating revenues during the years ended December 31, 2023, 2022, and 2021. The following table summarizes the changes in the Company’s allowance for doubtful accounts:

	2023	2022	2021
Balance at January 1,	$63,981	$58,073	$40,099
Amounts charged to expense	23,209	27,631	27,336
Accounts written off	(27,759)	(22,507)	(19,731)
Recoveries of accounts written off and other (a)	1,142	784	10,369
Balance at December 31,	$60,573	$63,981	$58,073

(a)Recoveries of accounts written off and other in 2021 includes measurement period adjustments of $12,851 from the Peoples Gas Acquisition before the measurement period ended.

Note 6 – Regulatory Assets and Liabilities

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

	December 31, 2023		December 31, 2022
	Regulatory	Regulatory	Regulatory	Regulatory
	Assets	Liabilities	Assets	Liabilities
Income taxes	$1,553,111	$599,088	$1,164,294	$571,110
Purchased gas costs	21,019	29,807	15,435	28,955
Utility plant retirement costs	38,148	68,815	36,440	64,212
Post-retirement benefits	80,000	153,816	51,810	142,390
Accrued vacation	1,877	-	3,231	-
Water tank painting	17,044	-	10,385	-
Fair value adjustment of long-term debt assumed in acquisition	38,482	-	49,954	-
Debt refinancing	12,674	-	13,906	-
Rate case filing expenses and other	33,617	654	16,570	7,363
	$1,795,972	$852,180	$1,362,025	$814,030

Items giving rise to deferred state income taxes, as well as a portion of deferred Federal income taxes related to specific differences between tax and book depreciation expense, are recognized in the rate setting process on a cash basis or as a reduction in current income tax expense and will be recovered as they reverse. Amounts include differences that arise between specific utility asset improvement costs capitalized for book and deducted as an expense for tax purposes. Additionally, the recording of AFUDC for equity funds results in the recognition of a regulatory asset for income taxes, which represents amounts due related to the revenue requirement. The Company records regulatory assets when a valuation allowance is recorded on deferred tax assets, associated with state NOLs that the Company does not believe are more likely than not to be realized, and are expected to be fully recovered from customers in future rates. Regulatory liabilities are refundable in future rate filings based on the difference between the amount of the income tax benefits that were incorporated into the Company’s cost of service in its latest rate case as compared to the actual income tax benefits recognized.

A portion of the regulatory liability for income taxes is related to Aqua Pennsylvania’s income tax accounting change for the tax benefits realized on the Company’s 2012 tax return, which have not yet reduced current income tax expense due to a rate order requiring a ten year amortization period which began in 2013. Beginning in 2013, the Company amortized $38,000, annually, of its deferred income tax benefits, which reduced current income tax expense. In 2022, the

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

amortization period for this regulatory liability was extended for an additional three years. A portion of the income taxes regulatory liability is also related to Peoples Natural Gas’ income tax accounting change for the tax benefits expected to be realized for the periods prior to adoption on March 16, 2020. The Company recorded a regulatory liability for this catch-up adjustment in the amount of $160,655 in 2020, and it remained on the consolidated balance sheet as of December 31, 2020. In May 2021, the Company received a regulatory order directing the Company to refund the catch-up adjustment to its utility customers over a five-year period, which was initiated by the Company in August 2021. In 2022, the Company made a similar change for its Peoples Gas and Aqua New Jersey subsidiaries, resulting in the recognition of a regulatory liability for each of these subsidiaries for the tax benefits prior to the year of adoption.

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

The Company recorded a fair value adjustment for fixed rate, long-term debt assumed in acquisitions that matures in various years ranging from 2024 to 2033. The regulatory asset or liability results from the rate setting process continuing to recognize the historical interest cost of the assumed debt.

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

The regulatory asset related to rate case filing expenses and other represents the costs associated with filing for rate increases that are deferred and amortized over periods that generally range from one year to five years, and costs incurred by the Company for which it has received or expects to receive rate recovery. Other regulatory assets also include the financial impacts of customer-owned lead service line replacement costs and regulatory balancing accounts. Regulatory balancing accounts represent the difference between revenues recognized and authorized revenue requirements until they are recovered from customers, and low-income customer assistance programs.

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

Note 7 – Income Taxes

Income tax benefit for the years ended December 31, is comprised of the following:

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$1,913	$-	$(5,132)
State	11,487	8,716	4,034
	13,400	8,716	(1,098)
Deferred:
Federal	(103,617)	(8,258)	3,036
State	23,772	(14,787)	(11,550)
	(79,845)	(23,045)	(8,514)
Total income tax benefit	$(66,445)	$(14,329)	$(9,612)

The statutory Federal tax rate is 21% for 2023, 2022, and 2021. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.99% for all years presented. The Company’s effective income tax rate for 2023, 2022, and 2021 was (15.4)%, (3.2)%, and (2.3)%, respectively. The Company remains subject to examination by federal and state tax authorities for the 2020 through 2023 tax years.

The differences between income taxes expected at the federal statutory rate and the reported income tax benefit are described below:

	Years Ended December 31,
	2023	2022	2021
Computed Federal tax expense at statutory rate	$90,674	$94,691	$88,620
Decrease in Federal tax expense related to the flow through benefit of repair deductions	(117,370)	(72,302)	(58,929)
Amortization of deferred benefit from repair method changes	(18,454)	(21,012)	(15,155)
State income taxes, net of Federal tax benefit	(15,115)	(3,972)	(4,132)
Amortization of excess deferred income taxes	(8,324)	(8,425)	(11,715)
Impact of acquisitions and reorganizations	-	-	(4,632)
Net change in unrecognized tax benefit	(4,796)	718	2,270
Valuation allowance for deferred tax assets	8,148	-	-
Other, net	(1,208)	(4,027)	(5,939)
Actual income tax benefit	$(66,445)	$(14,329)	$(9,612)

A valuation allowance for state deferred tax assets in the amount of $10,969 is included in state income taxes, net of federal tax benefit above.

Certain prior year amounts have been reclassified for consistency with the current year presentation.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

In 2012, Aqua Pennsylvania changed its tax method of accounting for qualifying utility system repairs, which provides for a tax deduction for qualifying utility asset improvement costs that were previously being capitalized and depreciated for book and tax purposes. In compliance with a rate order issued by the Pennsylvania Public Utility Commission, the tax deduction is accounted for using a flow-through method of accounting for income tax benefits, which results in a reduction in current income tax expense through the recognition of income tax benefits due to the income tax accounting method change.

In 2019, the Pennsylvania Public Utility Commission issued a rate order to Aqua Pennsylvania and commencing in 2020, the base rates were designed to include annual tax benefits for qualifying utility system improvement costs equal to a deduction of $158,865, subject to a $3,000 collar either above or below this target amount. In May 2022, Aqua Pennsylvania received a rate order that adjusted this target to $159,060 and revised the collar amount to $4,000, beginning with the 2022 fiscal year. To the extent actual tax benefits are outside this range, tax benefits will either be deferred or accrued, and settled in the next rate filing.

In March 2020 and June 2022, the Company filed applications for automatic tax accounting method changes for certain qualifying infrastructure investments at its Peoples Natural Gas and Peoples Gas Company subsidiaries, respectively. These method changes result in tax deductions for qualifying utility asset improvement costs that were formerly capitalized for tax purposes. The Company uses the flow-through method to account for these timing differences.

For Peoples Natural Gas, the Company calculated the income tax benefits for qualifying capital expenditures made prior to the date of its acquisition on March 16, 2020 (“catch-up adjustment”) and recognized a regulatory liability of $160,655 for these income tax benefits. On May 6, 2021, the Pennsylvania Public Utility Commission approved a settlement order which stipulates, among other points, that the catch-up adjustment be provided by a surcredit to utility customers over a five-year period beginning August 2021, and the Company can continue to use flow-through accounting for the current tax repair benefit until its next base rate case. For each year in 2023 and 2022, there was a $22,848 reduction to income tax expense to reflect the benefit to Peoples Natural Gas customers through the surcredit. For Peoples Gas Company, the Company calculated the catch-up adjustment from periods prior to the 2021 tax year and recognized a regulatory liability of $13,808 for these income tax benefits.

On its 2022 tax return, both the Peoples Natural Gas and Peoples Gas Divisions filed for accounting method changes to deduct costs incurred for mandatory relocations. The Company calculated the catch-up adjustment from periods prior to the 2022 tax year and recognized a regulatory liability of $14,251 for their income tax benefits. In addition, the Peoples Natural Gas and Peoples Gas Divisions intend to file an accounting method change on its 2023 tax return to adopt the Internal Revenue Service Revenue Procedure 2023-15, a natural gas safe harbor that was issued in April 2023 to determine the amount of tax-deductible repairs. In the fourth quarter, the Company updated its calculation of the catch-up adjustment that should be returned to customers for periods prior to March 16, 2020 for the Peoples Natural Gas Division, and periods prior to the 2021 tax year for the Peoples Gas Division and deferred an additional tax benefit of $25,883 and $7,785, respectively. The Company will file an updated tax repair surcredit calculation with the Pennsylvania Public Utility Commission to determine the treatment of these tax benefits when the final calculations of the deductions have been determined.

The following table provides the changes in the Company’s unrecognized tax benefits:

	2023	2022	2021
Balance at January 1,	$18,217	$20,201	$19,194
Impact of current year activity	7,219	(900)	1,007
Effect of Pennsylvania tax rate change	-	(1,084)	-
Decrease for prior year tax positions	(17,538)	-	-
Balance at December 31,	$7,898	$18,217	$20,201

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company may be assessed interest and penalties by taxing authorities, which would be recorded as income tax expense. During the years ended December 31, 2023, 2022, and 2021, there were expenses of $23, $118, and $409 for interest and penalties related to uncertain tax positions. As of December 31, 2023 and 2022 the Company recognized liabilities of $144 and $620, respectively, for interest and penalties related to its uncertain tax positions.

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

The unrecognized tax benefits relate to the income tax accounting change, and the tax position is attributable to a temporary difference. The Company does not anticipate material changes to its unrecognized tax benefits within the next year. As a result of the regulatory treatment afforded by the income tax accounting change in Pennsylvania and despite this position being a temporary difference, as of December 31, 2023 and 2022, $6,918 and $35,267, respectively, of these tax benefits would have an impact on the Company’s effective income tax rate in the event the Company does sustain all, or a portion, of its tax position.

In April 2023, the Internal Revenue Service issued Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. The Company evaluated the safe harbor and intends to adopt the methodology on its 2023 tax return. In the second quarter of 2023, based on the tax legislative guidance that was issued, the Company reevaluated the uncertain tax positions related to the Regulated Water Segment and ultimately released a portion of its historical income tax reserves. Concurrently, the Company deferred this tax benefit from the reserve release as a regulatory liability, as the accounting treatment is expected to be determined in the next rate case.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table provides the components of net deferred tax liability:

	December 31,
	2023	2022
Deferred tax assets:
Customers' advances for construction	$20,332	$27,009
Costs expensed for book not deducted for tax, principally accrued expenses	29,135	23,585
Post-retirement benefits	1,368	-
Tax effect of regulatory liabilities for post-retirement benefits	49,199	41,602
Tax attributes and credit carryforwards	458,001	235,838
Operating lease liabilities	11,529	13,558
Other	1,378	9,613
	570,942	351,205
Less valuation allowance	(149,486)	(38,940)
	421,456	312,265

Deferred tax liabilities:
Utility plant, principally due to depreciation and differences in the basis of fixed assets due to variation in tax and book accounting	1,662,741	1,495,526
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	348,646	128,975
Post-retirement benefits	-	6,130
Operating lease right-of-use assets	10,301	12,250
Tax effect of regulatory assets for post-retirement benefits	28,092	15,150
	2,049,780	1,658,031

Net deferred tax liability	$1,628,324	$1,345,766

Certain prior year amounts have been reclassified for consistency with the current year presentation.

At December 31, 2023, the Company has cumulative Federal NOLs of $1,280,694. The Company believes the Federal NOLs are more likely than not to be recovered and require no valuation allowance. The Company’s Federal NOLs will begin to expire in 2032.

At December 31, 2023, the Company has a cumulative state NOL of $2,534,987, a portion of which is offset by a valuation allowance from previous years. During the fourth quarter of 2023, the Company determined that it does not believe a portion of its Regulated natural gas segment state NOLs are more likely than not to be realized due to its continuous investments in qualifying infrastructure resulting in the recording of a valuation allowance of $1,381,943. The Company recorded a regulatory asset for the portion of the valuation allowance that is expected to be fully recovered from customers in future rates.  At December 31, 2023, the Company has a cumulative state valuation allowance of $1,950,378. The state NOL began expiring in 2023.

At December 31, 2023, the Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position, on a gross basis, of $18,264 and $13,566, respectively, which results from the Company’s presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amounts of the Company’s Federal and state NOL carryforwards prior to being reduced by the unrecognized tax positions are $1,262,430 and $2,521,421, respectively. The Company records its unrecognized tax benefit as a component of its net deferred income tax liability.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

At December 31, 2023, the Company has a cumulative Federal charitable contribution of $48,014, of which a valuation allowance of $38,798 has been recorded as the Company determined it is more likely than not they will expire before they are utilized within the carryforward period.

At December 31, 2023, the Company has a cumulative state charitable contribution of $77,263 of which a valuation allowance of $71,354 has been recorded as the Company does not believe these state charitable contributions are more likely than not to be realized.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which among other things, implements a 15% minimum tax on book income of certain large corporations, and a 1% excise tax on net stock repurchases after December 31, 2022.  The alternative minimum tax would not be applicable in our next fiscal year because it is based on a three-year average annual adjusted financial statement income in excess of $1,000,000. We are continuing to assess the future impact of the provisions of the IRA on our consolidated financial statements. As a regulated utility, taxes have been traditionally recognized by state public utility commissions as appropriate for inclusion in establishing rates.

On July 8, 2022, Pennsylvania enacted House Bill 1342 into law, which among other things, reduces Pennsylvania’s corporate income tax rate from 9.99% to 8.99% beginning January 1, 2023, and an additional 0.5% annually through 2031, when it reaches to 4.99%. For the year ended December 31, 2022, the Company evaluated the impacts of the tax rate change and recorded a reduction to our deferred tax liabilities of $244,537 with a corresponding reduction primarily to our regulatory assets.

Note 8 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Years Ended December 31,
	2023	2022	2021
Property	$32,790	$33,703	$33,946
Gross receipts, excise and franchise	17,985	16,828	15,777
Payroll	21,628	21,343	21,789
Regulatory assessments	7,451	6,771	6,968
Pumping fees	6,405	7,881	5,761
Other	3,949	3,498	2,400
Total taxes other than income taxes	$90,208	$90,024	$86,641

Note 9 – Commitments and Contingencies

Commitments –

The Company maintains agreements with other water purveyors for the purchase of water to supplement its water supply, particularly during periods of peak demand. The agreements stipulate purchases of minimum quantities of water to the year 2029. The estimated annual commitments related to such purchases through 2028 are expected to average $3,397, and the aggregate of the years remaining approximates $1,081.

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

2024	2025	2026	2027	2028	Thereafter
$1,136	$1,151	$1,176	$1,203	$1,230	$1,733

The Company’s natural gas supply is provided by sources on the interstate pipeline system and from local western Pennsylvania gas well production. The Company has various interstate pipeline service agreements that provide for firm transportation capacity, firm storage capacity, and other services and include capacity reservation charges based upon the maximum daily and annual contract quantities set forth in the agreements. Some of these agreements have minimum volume obligations and are transacted at applicable tariff and negotiated rates to the year 2034. The estimated annual commitments related to such purchases through 2028 are expected to average $232,760, and the aggregate of the years remaining beyond 2028 approximates $1,355,659.

The purchased water, water treatment, and purchased gas expenses under these agreements were as follows:

	Years Ended December 31,
	2023	2022	2021
Purchased water under long-term agreements	$6,752	$5,559	$5,867
Water treatment expense under contractual agreement	1,103	1,061	1,017
Purchased natural gas under long-term agreements	352,306	601,995	340,262

Contingencies – The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of December 31, 2023, the aggregate amount of $24,643 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has insurance coverage for certain of these loss contingencies, and as of December 31, 2023, estimates that approximately $1,340 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

During a portion of 2019, the Company initiated a do not consume advisory for some of its customers in one division served by the Company’s Illinois subsidiary. The do not consume advisory was lifted in 2019, and, in 2022, the water system was determined to be in compliance with the federal Lead and Copper Rule. During the third quarter of 2023, an amount was accrued for the penalty and other fees that will be paid as a result of a conditional settlement that was reached with the regulators. The settlement is the subject of court approval. In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint seeks class action certification, attorney's fees, and "damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park Illinois. The complaint contains allegations of damages as a result of supplied water that exceeded the standards established by the federal Lead and Copper Rule. The complaint is in the discovery phase and class certification has not been granted. The Company has an accrual for the amount of loss asserted in the complaint that we determined to be probable and estimable of being incurred. The Company is vigorously defending against this claim. The Company submitted a claim for the expenses incurred to its insurance carrier for potential recovery of a portion of these costs and is currently in litigation with one of its carriers seeking to enforce its claims. The Company continues to assess the potential loss contingency on this matter. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $1,846 and $2,327 at December 31, 2023 and 2022, respectively, and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 10 – Leases

The Company leases land, office facilities, office equipment, and vehicles for use in its operations, which are accounted for as operating leases. Leases with a term of 12 months or less are not recorded on the balance sheet; rather, lease expense is recognized over the lease term. Our leases have remaining lives of 1 to 71 years.

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

	Years Ended December 31,
	2023	2022	2021
Components of lease expense were as follows:
Operating lease cost	$9,307	$9,359	$9,716

	Years Ended December 31,
	2023	2022
Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,149	$9,270

	December 31,
	2023	2022
Supplemental balance sheet information related to leases was as follows:
Operating leases:
Operating lease right-of-use assets	$37,416	$41,734

Other accrued liabilities	$7,360	9,316
Operating lease liabilities	34,425	37,666
Total operating lease liabilities	$41,785	$46,982

	December 31,
	2023	2022
Weighted average remaining lease term:
Operating leases	10.1 years	9.7 years

Weighted average discount rate:
Operating leases	4.87%	3.42%

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Maturities of operating lease liabilities and a reconciliation of the operating lease liabilities reported on our consolidated balance sheets as of December 31, 2023 are as follows:

Operating Leases
2024	$9,037
2025	8,955
2026	7,211
2027	7,122
2028	6,811
Thereafter	13,902
Total operating lease payments	$53,038

Total operating lease payments	$53,038
Less operating lease liabilities	41,785
Present value adjustment	$11,253

Note 11 – Long-term Debt and Loans Payable

Long-term Debt – The consolidated statements of capitalization provide a summary of long-term debt as of December 31, 2023 and 2022. The supplemental indentures with respect to specific issues of the first mortgage bonds restrict the ability of Aqua Pennsylvania and other operating subsidiaries of the Company to declare dividends, in cash or property, or repurchase or otherwise acquire the stock of these companies. Loan agreements for Aqua Pennsylvania and other operating subsidiaries of the Company have restrictions on minimum net assets.  As of December 31, 2023, restrictions on the net assets of the Company were $4,553,903 of the total $5,896,183 in net assets.  Included in this amount were restrictions on Aqua Pennsylvania’s net assets of $1,747,255 of their total net assets of $2,354,604. As of December 31, 2023, $2,393,249 of Aqua Pennsylvania’s retained earnings of $2,413,249 and $335,892 of the retained earnings of $514,416 of other subsidiaries were free of these restrictions. Some supplemental indentures also prohibit Aqua Pennsylvania and some other subsidiaries of the Company from making loans to, or purchasing the stock of, the Company.

Sinking fund payments are required by the terms of specific issues of long-term debt. Excluding amounts due under the Company’s revolving credit agreement, the future sinking fund payments and debt maturities of the Company’s long-term debt are as follows:

Interest Rate Range	2024	2025	2026	2027	2028	Thereafter
0.00% to 0.99%	$309	$197	$179	$146	$146	$1,958
1.00% to 1.99%	748	759	769	780	791	3,691
2.00% to 2.99%	1,619	1,427	1,304	1,111	906	1,101,550
3.00% to 3.99%	51,710	1,178	740	208,797	416	2,176,091
4.00% to 4.99%	1,658	120,027	1,562	1,567	1,571	1,619,342
5.00% to 5.99%	10,611	202	202	202	3,202	828,326
6.00% to 6.99%	-	-	5,000	20,000	-	6,000
7.00% to 7.99%	-	23,000	-	5,125	-	-
8.00% to 8.99%	760	529	-	-	-	-
9.00% to 9.99%	-	-	11,800	-	-	-
Total	$67,415	$147,319	$21,556	$237,728	$7,032	$5,736,958

On January 8, 2024, the Company issued $500,000 of long-term debt (the “2024 Senior Notes”), less expenses of $4,610, due in 2034 with an interest rate of 5.375%. The Company used the net proceeds from the issuance of 2024 Senior Notes

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

(1) to repay a portion of the borrowings under the Company’s existing five year unsecured revolving credit facility, and (2) for general corporate purposes.

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

On May 20, 2022, the Company issued $500,000 of long-term debt (the “Senior Notes”), less expenses of $5,815, due in 2052 with an interest rate of 5.30%. The Company used the net proceeds from the issuance of Senior Notes (1) to repay $49,700 of borrowings under Aqua Pennsylvania’s 364-day revolving credit facility and $410,000 of borrowings under the Company’s existing five year unsecured revolving credit facility, and (2) for general corporate purposes.

The weighted average cost of long-term debt at December 31, 2023 and 2022 was 4.14% and 3.94%, respectively.  The weighted average cost of fixed rate long-term debt at December 31, 2023 and 2022 was 3.86% and 3.78%, respectively.

On December 14, 2022, the Company entered into a five year $1,000,000 unsecured revolving credit facility, which replaced the Company’s prior five year $1,000,000 unsecured revolving credit facility.  The Company’s new unsecured revolving credit facility was used to repay all indebtedness and fees under our prior unsecured revolving credit facility, and for other general corporate purposes.   The facility includes a $100,000 sublimit for daily demand loan.  Funds borrowed under this facility are classified as long-term debt and are used to provide working capital as well as support for letters of credit for insurance policies and other financing arrangements.  As of December 31, 2023, the Company has the following sublimits and available capacity under the credit facility:  $100,000 letter of credit sublimit, $83,162 of letters of credit available capacity, $0 borrowed under the swing-line commitment, $263,162 was available for borrowing and $720,000 of funds borrowed under the agreement.  Interest under the facility is equal to either (i) Term simple secured overnight financing rate (SOFR), plus applicable margin; or (ii) an Alternate Base Rate (which is based at the highest of the (a) New York Federal Reserve Bank rate, plus 0.5%, (b) the prime rate, and, (c) the daily SOFR, plus 1.0%,) plus applicable margin.  The applicable margin for an Alternate Base Rate loan will be up to 0.5% and for a SOFR loan will be up to 1.5%, in each case depending on the debt ratings in effect as of such date.  The Company may elect either the Term SOFR or the Alternate Base Rate at the time of the drawdown, and loans may be converted from one rate to another at any time, subject or certain conditions. A facility fee is charged on the total commitment amount of the agreement.  Under these facilities the average cost of borrowings was 6.30% and 3.11%, and the average borrowing was $537,983 and $297,021, during 2023 and 2022, respectively.

The Company is obligated to comply with covenants under some of its loan and debt agreements. These covenants contain a number of restrictive financial covenants, which among other things limit, subject to specific exceptions, the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. During 2023, the Company was in compliance with its debt covenants under its loan and debt agreements. Failure to comply with the Company’s debt covenants could result in an event of default, which could result in the Company being required to repay or finance its borrowings before their due date, possibly limiting the Company’s future borrowings, and increasing its borrowing costs.

Loans Payable – On June 29, 2023, Aqua Pennsylvania and Peoples Natural Gas Companies amended the terms of their respective $100,000 and $300,000, 364-day revolving credit agreements, as follows: (1) extended the maturity dates to June 27, 2024; and (2) updated the adjustment on the Bloomberg Short-Term Bank Yield Index (BSBY) Rate. The funds borrowed under these agreements are classified as loans payable and are used to provide working capital.

As of December 31, 2023 and 2022, funds borrowed under the Aqua Pennsylvania revolving credit agreement were $23,123 and $20,000, respectively. Interest under this facility is based, at the borrower’s option, on the prime rate, an adjusted overnight bank funding rate, or an adjusted Bloomberg Short-Term Bank Yield Index (BSBY) floating rate. This agreement restricts short-term borrowings of Aqua Pennsylvania. A commitment fee of 0.05% is charged on the total

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

commitment amount of Aqua Pennsylvania’s revolving credit agreement. The average cost of borrowing under the facility was 5.36% and 2.40%, and the average borrowing was $19,275 and $31,555, during 2023 and 2022, respectively. The maximum amount outstanding at the end of any one month was $54,472 and $55,000 in 2023 and 2022, respectively.

As of December 31, 2023 and 2022, funds borrowed under the Peoples Natural Gas Companies revolving credit agreement were $137,000 and $208,500, respectively. Interest under this facility is based, at the borrower’ option, at the prime rate, an adjusted overnight bank funding rate, or an adjusted BSBY floating rate. A commitment fee of 0.08% is charged on the total commitment amount of Peoples’ revolving credit agreement. The average cost of borrowing under the facility was 5.97% and 2.30%, and the average borrowing was $78,952 and $97,458, during 2023 and 2022, respectively. The maximum amount outstanding at the end of any one month was $161,500 and $234,000 in 2023 and 2022, respectively.

At December 31, 2023 and 2022, the Company had other combined short-term lines of credit of $35,500. Funds borrowed under these lines are classified as loans payable and are used to provide working capital. As of December 31, 2023 and 2022, funds borrowed under the short-term lines of credit were $0. The average borrowing under the lines was $0 and $0 during 2023 and 2022, respectively. The maximum amount outstanding at the end of any one month was $0 and $0 in 2023 and 2022, respectively. Interest under the lines is based at the Company’s option, depending on the line, on the prime rate, an adjusted Euro-Rate, an adjusted federal funds rate or at rates offered by the banks. The average cost of borrowings under all lines during 2023 and 2022 was 0% and 0%, respectively.

Interest Income and Expense– Interest income of $3,401, $3,675, and $2,384 was recognized for the years ended December 31, 2023, 2022, and 2021, respectively. Interest expense was $283,362, $238,116, and $207,709 in 2023, 2022, and 2021, including amounts capitalized for borrowed funds of $5,241, $6,047, and $4,510, respectively.

Note 12 – Fair Value of Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value, with the exception of long-term debt, as of the dates presented. The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of December 31, 2023 and 2022, the carrying amount of the Company’s loans payable was $160,123 and $228,500, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents is determined based on Level 1 methods and assumptions. As of December 31, 2023 and 2022, the carrying amounts of the Company's cash and cash equivalents were $4,612 and $11,398, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of December 31, 2023 and 2022, the carrying amount of these securities was $26,442 and $24,962, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

Unrealized gains and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Years ended December 31,
	2023	2022	2021
Net gain (loss) recognized during the period on equity securities	$582	$(895)	$607
Less: net gain (loss) recognized during the period on equity securities sold during the period	-	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$582	$(895)	$607

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The net gain (loss) recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	December 31,
	2023	2022
Carrying amount	$6,938,009	$6,617,395
Estimated fair value	5,980,722	5,528,131

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing level 2 methods and assumptions. The Company’s customers’ advances for construction have a carrying value of $128,755 and $114,732 at December 31, 2023 and 2022, respectively. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels and future rates. Portions of these non-interest bearing instruments are payable annually through 2033 and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest bearing feature.

Note 13 – Stockholders’ Equity

At December 31, 2023, the Company had 600,000,000 shares of common stock authorized; par value $0.50. Shares outstanding and treasury shares held were as follows:

	December 31,
	2023	2022	2021
Shares outstanding	273,296,037	263,737,084	252,867,623
Treasury shares	3,299,191	3,236,237	3,234,765

At-the-Market Offering

On October 14, 2022, the Company entered into at-the market sales agreements (“ATM”) with third-party sales agents, under which the Company may offer and sell shares of its common stock, from time to time, at its option, having an aggregate gross offering price of up to $500,000 pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-255235). The Company intends to use the net proceeds from the sales of shares through the ATM for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying outstanding indebtedness. As of December 31, 2022, the Company issued 1,321,994 shares of common stock under the ATM for proceeds of $63,040, net of expenses. During the year ended December 31, 2023, the Company sold 8,938,839 shares of common stock, in exchange for net proceeds of $322,983, under the ATM. As of December 31, 2023, approximately $110,000 remained available for sale under the ATM.

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

Common Stock / Tangible Equity Unit Issuances

On April 23, 2019, the Company issued $690,000, less expenses of $16,358, of its tangible equity units (the “Units”), with a stated amount of $50 per unit. This issuance was part of the financing of the Peoples Gas Acquisition. The Company recorded the issuance of the purchase contract portion of the Units as additional paid-in-capital of $570,919, less allocable issuance costs of $13,530, in our financial statements. The Company recorded the amortizing notes portion of the Units of $119,081 as long-term debt and recorded allocable issuance costs of $2,828 as debt issuance costs.

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

At December 31, 2023, the Company had 1,770,819 shares of authorized but unissued Series Preferred Stock, $1.00 par value.

In April 2021, the Company filed a universal shelf registration, through a filing with the Securities and Exchange Commission (“SEC”), to allow for the potential future offer and sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities and other securities specified therein at indeterminate prices.

The Company has an acquisition shelf registration statement on file with the SEC which permits the offering, from time to time, of an aggregate of $500,000 in shares of common stock and shares of preferred stock in connection with acquisitions. The balance remaining available for use under the acquisition shelf registration as of December 31, 2023 is $487,155.

The form and terms of any securities issued under the universal shelf registration statement and the acquisition shelf registration statement will be determined at the time of issuance.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“Plan”) that allows reinvested dividends to be used to purchase shares of common stock at a five percent discount from the current market value. Under the direct stock purchase program, shares are issued throughout the year. The shares issued under the Plan are either shares purchased by the Company’s transfer agent in the open-market or original issue shares. In 2023, 2022 and 2021, the Company sold 430,487, 368,278and 374,824 original issue shares of common stock through the dividend reinvestment portion of the Plan, for net proceeds of $16,005, $16,619 and $16,799, respectively.

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

	Years ended December 31,
	2023	2022	2021
Average common shares outstanding during the period for basic computation	267,171	262,246	257,487
Effect of dilutive securities:
Forward equity sale agreement	-	-	189
Employee stock-based compensation	488	622	504
Average common shares outstanding during the period for diluted computation	267,659	262,868	258,180

The number of outstanding employee stock options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was 148,725 and 77,506 for the year ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2021 , all of the Company’s employee stock options were included in the calculation of diluted net income per share as the calculated cost to exercise the stock options was less than the average market price of the Company’s common stock during these periods. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

On May 2, 2022, all of the remaining stock purchase contracts under the tangible equity units were mandatorily settled. For the year ended December 31, 2022, the weighted average impact of 2,932,010 shares was included in the basic computation of the average common shares outstanding based on the number of shares that were issued upon settlement of the stock purchase contracts under the tangible equity units. For the year ended December 31, 2021, the minimum settlement amount of the stock purchase contracts under the tangible equity units of 9,041,687 shares was considered outstanding for the basic computation of the average common shares outstanding.

Equity per common share was $21.57 and $20.39 at December 31, 2023 and 2022, respectively. These amounts were computed by dividing Essential Utilities stockholders’ equity by the number of shares of common stock outstanding at the end of each year.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 15 – Employee Stock and Incentive Plan

Under the Company’s Amended and Restated Equity Compensation Plan, (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock award, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of common stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At December 31, 2023, 1,527,080 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

Performance Share Units – During 2023, 2022 and 2021, the Company granted performance share units. A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting periods, which is generally three years. Each grantee is granted a target award of PSUs and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals.

The performance goals of the 2023, 2022 and 2021 PSU grants consisted of the following metrics:

Metric 1 – Company’s total shareholder return (“TSR”) compared to the TSR for a specific peer group of investor-owned utilities (a market-based condition)	38.46%
Metric 2 – Achievement of a targeted cumulative level of rate base growth as a result of acquisitions (a performance-based condition)	30.77%
Metric 3 – Achievement of targets for maintaining consolidated operations and maintenance expenses over the three-year measurement period (a performance-based condition)	30.77%

The following table provides the compensation expense and income tax benefit for PSUs:

	Years ended December 31,
	2023	2022	2021
Stock-based compensation within operations and maintenance expense	$6,942	$7,950	$7,150
Income tax benefit	1,741	1,997	2,038

The following table summarizes nonvested PSU transactions for the year ended December 31, 2023:

	Number of Share Units	Weighted Average Fair Value
Nonvested share units at beginning of period	556,462	$42.77
Granted	162,030	45.06
Performance criteria adjustment	(1,230)	43.97
Forfeited	(17,276)	44.18
Share units issued	(168,549)	53.77
Nonvested share units at end of period	531,437	40.03

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

	Years ended December 31,
	2023	2022	2021
Expected term (years)	3.0	3.0	3.0
Risk-free interest rate	4.43%	1.75%	0.24%
Expected volatility	33.8%	31.9%	32.1%
Weighted average fair value of PSUs granted	$45.06	$42.33	$43.18
Intrinsic value of vested PSUs	$7,483	$-	$6,050
Fair value of vested PSUs	$9,692	$-	$5,321

As of December 31, 2023, $9,676 of unrecognized compensation costs related to PSUs is expected to be recognized over a weighted average period of approximately 1.8 years. The aggregate intrinsic value of PSUs as of December 31, 2023 was $19,849. The aggregate intrinsic value of PSUs is based on the number of nonvested share units and the market value of the Company’s common stock as of the period end date.

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

	Years ended December 31,
	2023	2022	2021
Stock-based compensation within operations and maintenance expense	$2,877	$2,927	$3,360
Income tax benefit	722	736	953

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table summarizes nonvested RSU transactions for the year ended December 31, 2023:

	Number of Stock Units	Weighted Average Fair Value
Nonvested stock units at beginning of period	180,306	$45.94
Granted	75,414	45.53
Stock units vested	(55,886)	49.01
Forfeited	(7,617)	45.33
Nonvested stock units at end of period	192,217	45.06

The following table summarizes the value of RSUs:

	Years ended December 31,
	2023	2022	2021
Weighted average fair value of RSUs granted	$45.53	$44.74	$44.44
Intrinsic value of vested RSUs	2,427	3,090	2,108
Fair value of vested RSUs	2,665	2,483	1,726

As of December 31, 2023, $3,433 of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of approximately 1.8 years. The aggregate intrinsic value of RSUs as of December 31, 2023 was $7,179. The aggregate intrinsic value of RSUs is based on the number of nonvested stock units and the market value of the Company’s common stock as of the period end date.

Stock Options – A stock option represents the option to purchase a number of shares of common stock of the Company as specified in the stock option grant agreement at the exercise price per share as determined by the closing market price of our common stock on the grant date. Stock options are exercisable in installments of 33% annually, starting one year from the grant date and expire ten years from the grant date. The vesting of stock options granted in 2023 and 2022 are subject to the achievement of the following performance goal: the Company achieves at least an adjusted return on equity equal to 150 basis points below the return on equity granted by the Pennsylvania Public Utility Commission during the Company’s Pennsylvania subsidiary’s last rate proceeding. The adjusted return on equity equals net income, excluding net income or loss from acquisitions which have not yet been incorporated into a rate application as of the last year end, divided by equity which excludes equity applicable to acquisitions which are not yet incorporated in a rate application during the award period.

The Company did not grant stock options for the year ended December 31, 2021. The fair value of each stock option is amortized into compensation expense using the graded vesting method, which results in the recognition of compensation costs over the requisite service period for each separately vesting tranche of the stock options as though the stock options were, in substance, multiple stock option grants. The following table provides compensation expense and income tax benefit for stock options:

	Years ended December 31,
	2023	2022	2021
Stock-based compensation within operations and maintenance expenses	$650	$451	$480
Income tax benefit	162	140	136

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

Historical information was the principal basis for the selection of the expected term and dividend yield. The expected volatility is based on a weighted-average combination of historical and implied volatilities over a period that approximates the expected term of the option. The risk-free interest rate was selected based upon the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.

The following table summarizes stock option transactions for the year ended December 31, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding, beginning of year	820,061	36.29
Granted	74,632	45.39
Forfeited	(3,258)	45.32
Expired / Cancelled	(819)	37.09
Exercised	(8,174)	35.13
Outstanding at end of year	882,442	$37.03	5.5	$1,458

Exercisable at end of year	761,220	$35.72	5.0	$1,458

The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the closing market price of stock on the date of grant. The following table summarizes the intrinsic value of stock options exercised and the fair value of stock options which vested:

	Years ended December 31,
	2023	2022	2021
Intrinsic value of options exercised	$64	$960	$1,709
Fair value of options vested	236	1,203	1,485

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table summarizes information about the options outstanding and options exercisable as of December 31, 2023:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of prices:
$30.00 - 33.99	53,442	3.2	$30.47	53,442	$30.47
$34.00 - 34.99	89,139	4.2	34.51	89,139	34.51
$35.00 - 35.99	591,136	5.2	35.93	591,136	35.93
$36.00 and above	148,725	8.6	45.28	27,503	45.18
	882,442	5.5	$37.03	761,220	$35.72

As of December 31, 2023, there was $496 of total unrecognized compensation costs related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.

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

The following table provides the compensation cost and income tax benefit for stock-based compensation related to restricted stock:

	Years ended December 31,
	2023	2022	2021
Stock-based compensation within operations and maintenance expense	$43	$50	$130
Income tax benefit	12	15	37

The following table summarizes restricted stock transactions for the year ended December 31, 2023:

	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of period	1,170	$42.75
Granted	1,412	35.42
Vested	(1,170)	42.75
Nonvested shares at end of period	1,412	$35.42

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

	Years ended December 31,
	2023	2022	2021
Stock-based compensation within operations and maintenance expense	$810	$715	$700
Income tax benefit	228	207	202

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table summarizes the value of stock awards:

	Years ended December 31,
	2023	2022	2021
Intrinsic and fair value of stock awards vested	$810	$715	$700
Weighted average fair value of stock awards granted	41.58	46.44	47.46

The following table summarizes stock award transactions for year ended December 31, 2023:

	Number of Stock Awards	Weighted Average Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	19,488	41.58
Vested	(19,488)	41.58
Nonvested stock awards at end of period	-	-

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

The Company’s qualified defined benefit pension plan has a permanent lump sum option to the form of benefit payments offered to participants upon retirement or termination. The plan paid $30,347 and $17,757 to participants who elected this option during 2023 and 2022, respectively. During 2023, we made lump-sum pension benefit distributions exceeding the cumulative amount of service and interest cost components of the net periodic pension cost for the year, which is the settlement accounting threshold. The settlement loss of $5,173 was recorded as a regulatory asset, as it is probable of recovery in future rates, and will be amortized into pension benefit costs. A settlement loss is the recognition of unrecognized pension benefit costs that would have been incurred in subsequent periods.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

	Pension Benefits	Other Post-retirement Benefits
Years:
2024	$26,611	$5,287
2025	27,306	5,546
2026	27,098	5,819
2027	28,755	6,086
2028	27,446	6,272
2029-2033	124,461	32,778

The changes in the benefit obligation and fair value of plan assets, the funded status of the plans and the assumptions used in the measurement of the company’s benefit obligation are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at January 1,	$324,690	$452,947	$83,501	$114,651
Service cost	1,507	2,587	1,347	1,911
Interest cost	16,007	13,806	4,476	3,369
Actuarial loss/(gain)	20,418	(105,107)	5,008	(31,995)
Plan participants' contributions	-	-	106	145
Benefits paid	(18,577)	(19,339)	(2,936)	(4,580)
Plan amendments	-	2,121	-	-
Participants' directed transfer of benefit to other plans	-	(4,568)	-	-
Settlements	(30,347)	(17,757)	-	-
Benefit obligation at December 31,	313,698	324,690	91,502	83,501

Change in plan assets:
Fair value of plan assets at January 1,	333,176	433,121	85,994	107,308
Actual return on plan assets	7,648	(83,297)	12,060	(19,589)
Employer contributions	20,343	20,390	-	1,636
Participants' contributions	-	-	106	145
Benefits paid	(18,517)	(19,281)	(3,155)	(3,506)
Settlements	(30,347)	(17,757)	-	-
Fair value of plan assets at December 31,	312,303	333,176	95,005	85,994

Funded status of plan:
Net asset / (liability) recognized at December 31,	$(1,395)	$8,486	$3,503	$2,493

The following table provides the net liability recognized on the consolidated balance sheets at December 31:

	Pension Benefits		Other Post-retirement Benefits
	2023	2022	2023	2022
Non-current asset	$16,325	$24,389	$26,700	$19,438
Current liability	(1,334)	(761)	(733)	(843)
Noncurrent liability	(16,386)	(15,142)	(22,464)	(16,102)
Net asset / (liability) recognized	$(1,395)	$8,486	$3,503	$2,493

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table provides selected information about plans with accumulated benefit obligation and projected benefit obligation in excess of plan assets:

	December 31,			December 31,
	2023			2022
	Pension Benefits	Other Post-retirement Benefits		Pension Benefits	Other Post-retirement Benefits
Selected information for plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$17,720	$	N/A	$16,041	$	N/A
Fair value of plan assets	-		N/A	-		N/A
Selected information for plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	14,843		35,154	12,126		29,009
Fair value of plan assets	-		11,957	-		12,064

The following table provides the components of net periodic benefit costs for the years ended December 31:

	Pension Benefits			Other Post-retirement Benefits
	2023	2022	2021	2023	2022	2021
Service cost	$1,507	$2,587	$3,503	$1,347	$1,911	$2,793
Interest cost	16,007	13,806	13,018	4,476	3,369	3,358
Expected return on plan assets	(22,223)	(22,004)	(23,165)	(4,372)	(4,502)	(4,155)
Amortization of prior service cost (credit)	684	536	559	-	-	(432)
Amortization of actuarial loss (gain)	2,962	2,043	2,907	(1,317)	(1,336)	219
Net periodic benefit cost/(credit)	$(1,063)	$(3,032)	$(3,178)	$134	$(558)	$1,783

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

The following table provides the amounts recognized in regulatory assets and regulatory liabilities that have not been recognized as components of net periodic benefit cost as of December 31:

	Pension Benefits		Other Post-retirement Benefits
	2023	2022	2023	2022
Net actuarial loss (gain)	$84,030	$56,737	$(21,257)	$(19,894)
Prior service cost (credit)	1,866	2,550	-	-
Total recognized in regulatory assets	$85,896	$59,287	$(21,257)	$(19,894)

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The significant assumptions related to the Company’s benefit obligations are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2023	2022	2023	2022
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31,
Discount rate	5.17%	5.51%	5.09%	5.45%
Rate of compensation increase	3.0-4.0%	3.0-4.0%	n/a	n/a

Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations as of December 31,
Health care cost trend rate	n/a	n/a	6.25%	6.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	n/a	n/a	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2029	2029

n/a – Assumption is not applicable.

The significant assumptions related to the Company’s net periodic benefit costs are as follows:

	Pension Benefits			Other Post-retirement Benefits
	2023	2022	2021	2023	2022	2021
Weighted Average Assumptions Used to Determine Net Periodic Benefit Costs for Years Ended December 31,
Discount rate *	5.51%	2.91%	2.57%	5.45%	2.96%	2.68%
Expected return on plan assets	6.80%	5.40%	5.60%	4.28%-6.8%	3.4%-5.4%	5.60%
Rate of compensation increase	3.0-4.0%	3.0-4.0%	3.0-4.0%	n/a	n/a	n/a

Assumed Health Care Cost Trend Rates Used to Determine Net Periodic Benefit Costs for Years Ended December 31,
Health care cost trend rate	n/a	n/a	n/a	6.50%	6.25%	6.3%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2029	2027	2025

n/a – Assumption is not applicable.

* In 2023 and 2022, the Company remeasured its qualified pension plan assets and liabilities in accordance with settlement accounting rules. The discount rate used for the remeasurement and for the calculation of the net periodic benefit cost for the remainder of the year in 2023 and 2022 was 5.20% and 5.58%, respectively.

The Company’s discount rate assumption, which is utilized to calculate the present value of the projected benefit payments of our post-retirement benefits, was determined by selecting a hypothetical portfolio of high-quality corporate bonds appropriate to match the projected benefit payments of the plans. The selected bond portfolio was derived from a universe of Aa-graded corporate bonds. The discount rate was then developed as the rate that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The Company’s pension expense and liability (benefit obligations) increases as the discount rate is reduced.

The Company’s expected return on plan assets is determined by evaluating the asset class return expectations with its advisors as well as actual, long-term, historical results of our asset returns. The Company’s market related value of plan assets is equal to the fair value of the plan’s assets as of the last day of its fiscal year, and is a determinant for the expected return on plan assets which is a component of post-retirement benefits expense. The Company’s pension expense

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

increases as the expected return on plan assets decreases. For 2023, the Company used a 6.8% expected return on plan assets assumption. The Company believes its actual long-term asset allocation on average will approximate the targeted allocation. The Company’s investment strategy is to earn a reasonable rate of return while maintaining risk at acceptable levels. Risk is managed through fixed income investments to manage interest rate exposures that impact the valuation of liabilities and through the diversification of investments across and within various asset categories. Over time, as the plan’s funded status increases, the target allocation of return-seeking assets (e.g., equities and other instruments with a similar risk profile) may decline and the target allocation of liability-hedging assets (e.g., fixed income and other instruments with a similar risk profile) may increase. Investment returns are compared to a total plan benchmark constructed by applying the plan’s asset allocation target weightings to passive index returns representative of the respective asset classes in which the plan invests. The Retirement and Employee Benefits Committee meets quarterly to review plan investments and management monitors investment performance quarterly through a performance report prepared by an external consulting firm.

The target allocation by asset class as of December 31, 2023, along with the actual allocation of the Company’s pension plan assets, are as follows:

		Percentage of Plan Assets at December 31,
	Target Allocation	2023	2022
Return seeking assets	20 to 40%	38%	56%
Liability hedging assets	30 to 70%	62%	44%
Total	100%	100%	100%

The fair value of the Company’s pension plans’ assets at December 31, 2023 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Common stock	$14,115	$-	$-	$-	$14,115
Return seeking assets:
Global equities	-	-	-	9,226	9,226
Hedge / diversifying strategies	-	-	-	57,608	57,608
Credit	-	-	-	37,798	37,798
Liability hedging assets	-	-	-	186,317	186,317
Cash and cash equivalents	7,239	-	-	-	7,239
Total pension assets	$21,354	$-	$-	$290,949	$312,303

(a)Assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

The fair value of the Company’s pension plans’ assets at December 31, 2022 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Common stock	$18,037	$-	$-	$-	$18,037
Return seeking assets:
Global equities	-	-	-	15,163	15,163
Hedge / diversifying strategies	-	-	-	102,038	102,038
Credit	-	-	-	52,048	52,048
Liability hedging assets	-	-	-	114,220	114,220
Cash and cash equivalents	31,670	-	-	-	31,670
Total pension assets	$49,707	$-	$-	$283,469	$333,176

Equity securities include our common stock in the amounts of $14,115 or 4.5% and $18,037 or 5.4% of total pension plans’ assets as of December 31, 2023 and 2022, respectively.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The target allocation by asset class as of December 31, 2023, and actual asset allocation of the Company’s other post-retirement benefit plans, are as follows:

		Percentage of Plan Assets at December 31,
	Target Allocation	2023	2022
Return seeking assets	50 to 70%	68%	62%
Liability hedging assets	30 to 50%	32%	38%
Total	100%	100%	100%

The fair value of the Company’s other post-retirement benefit plans’ assets at December 31, 2023 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Return seeking assets:
Global equities	$34,209	$-	$-	$19,890	$54,099
Real estate securities	7,041	-	-	3,653	10,694
Liability hedging assets	16,949	-	-	9,473	26,422
Cash and cash equivalents	3,790	-	-	-	3,790
Total other post-retirement assets	$61,989	$-	$-	$33,016	$95,005

(a)Assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

The fair value of the Company’s other post-retirement benefit plans’ assets at December 31, 2022 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Return seeking assets:
Global equities	$27,258	$-	$-	$16,024	$43,282
Real estate securities	6,386	-	-	3,311	9,697
Liability hedging assets	15,131	-	-	9,159	24,290
Cash and cash equivalents	8,725	-	-	-	8,725
Total other post-retirement assets	$57,500	$-	$-	$28,494	$85,994

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

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements. In accordance with funding rules and the Company’s funding policy, during 2024 our pension contribution is expected to be $9,393.

The Company has a 401(k) savings plan, which is a defined contribution plan and covers substantially all employees. The Company makes matching contributions that are based on a percentage of an employee’s contribution, subject to specific limitations, as well as, non-discretionary contributions based on eligible hourly wages for certain union employees, discretionary year-end contributions based on an employee’s eligible compensation, and employer profit sharing contributions. Participants may diversify their Company matching account balances into other investments offered under the 401(k) savings plan. The Company’s contributions, which are recorded as compensation expense, were $23,519, $21,758, and $19,569, for the years ended December 31, 2023, 2022, and 2021, respectively.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 17 –Rate Activity

On January 19, 2024, Aqua New Jersey filed an application with the New Jersey Board of Public Utilities designed to increase water rates by $8,328 or 17.3% on an annual basis. The Company anticipates a final order to be issued by August 2024.

On January 2, 2024, Aqua Illinois filed an application with the Illinois Commerce Commission designed to increase water and wastewater rates by $19,196 or 18.9% on an annual basis. The Company anticipates a final order to be issued by December 2024.

On December 29, 2023, Peoples Natural Gas filed an application with the Pennsylvania Public Utility Commission designed to increase natural gas rates by $156,024 or 18.7% on an annual basis. The Company anticipates a final order to be issued by September 2024.

On December 13, 2023, the Company’s regulated water and wastewater utility operating divisions in Ohio received an order from the Public Utilities Commission of Ohio which will increase operating revenues by $4,850 annually. New rates for water and sewer service went into effect on December 13, 2023.

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

On July 27, 2023, the Company’s regulated water and wastewater operating subsidiary in Virginia, Aqua Virginia, filed an application with the State Corporation Commission designed to increase revenues by $6,911 or 29.5% on an annual basis.

On June 5, 2023, the Company’s regulated water and wastewater operating subsidiary in North Carolina, Aqua North Carolina, received an order from the North Carolina Utilities Commission designed to increase rates by $14,001 in the first year of new rates being implemented, then by an additional $3,743 and $4,130 in the second and third years, respectively. In February 2023, the Company had implemented interim rates, based on an estimate of the final outcome of the order, and no refunds or additional billings are required for the difference between interim and final approved rates.

On September 21, 2022, the Company’s regulated water and wastewater utility operating divisions in Ohio received an order from the Public Utilities Commission of Ohio which increased operating revenues by $5,483 annually. New rates for water and sewer service went into effect on September 21, 2022.

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

In addition to the Texas, North Carolina, Ohio, Pennsylvania, and Kentucky rate awards noted above, the Company’s operating subsidiaries were allowed annualized rate increases of $1,703 in 2023, $1,378 in 2022, and $3,390 in 2021, represented by three, two, and six rate decisions, respectively. Revenues recognized in aggregate from all of the rate

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

increases realized in the year of grant were approximately $10,109, $51,163, and $2,995 in 2023, 2022, and 2021, respectively.

Eight states in which the Company operates permit water and wastewater utilities to add a surcharge to their water or wastewater bills to offset the additional depreciation and capital costs related to infrastructure system replacement and rehabilitation projects completed and placed into service between base rate filings. Additionally, Pennsylvania and Kentucky allow for the use of an infrastructure rehabilitation surcharge for natural gas utility systems. The surcharge for infrastructure system replacements and rehabilitations is typically adjusted periodically based on additional qualified capital expenditures completed or anticipated in a future period, is capped as a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. During 2023, the Company received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $18,814 in its water and wastewater utility operating divisions in Pennsylvania, New Jersey, Illinois and Texas, and $21,272 in its gas utility operating divisions in Pennsylvania and Kentucky. The surcharge for infrastructure system replacements and rehabilitations provided revenues in 2023, 2022, and 2021 of $20,261, $26,902, and $33,771, respectively.

Note 18 – Segment Information

The Company has eleven operating segments and has two reportable segments, the Regulated Water segment and the Regulated Natural Gas segment. The Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies, which are organized by the states where the Company provides water and wastewater services. The eight water and wastewater utility operating segments are aggregated into one reportable segment, because each of these operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment. The Regulated Natural Gas segment is comprised of one operating segment representing natural gas utility companies for which the Company provides natural gas distribution services.

In addition to the Company’s two reportable segments, it includes two operating segments within the Other category below. These segments are not quantitatively significant and are comprised of its non-regulated natural gas operations and Aqua Resources. Non-regulated natural gas operations consist of utility service line protection solutions and repair services to households and the operation of gas marketing and production entities. Aqua Resources offers, through a third party, water and sewer service line protection solutions and repair services to households. In addition to these segments, Other is comprised of business activities not included in the reportable segments, corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments, and intersegment eliminations. Corporate costs include general and administrative expenses, and interest expense. The Company reports these corporate costs within Other as they relate to corporate-focused responsibilities and decisions and are not included in internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

The following table presents information about the Company’s reportable segments:

2023	Regulated Water	Regulated Natural Gas	Other and Eliminations	Consolidated
Operating revenues	$1,153,376	$863,759	$36,689	$2,053,824
Operations and maintenance expense	$368,843	$209,073	$(2,398)	$575,518
Purchased gas	$-	$327,548	$24,758	$352,306
Depreciation and amortization	$217,593	$125,263	$839	$343,695
Interest expense, net (a)	$124,680	$92,320	$62,961	$279,961
Allowance for funds used during construction	$(14,786)	$(2,181)	$-	$(16,967)
Provision for income taxes (benefit)	$57,546	$(113,353)	$(10,638)	$(66,445)
Net income (loss)	$340,961	$200,563	$(43,298)	$498,226
Capital expenditures	$668,720	$527,538	$2,845	$1,199,103
Total assets	$9,386,347	$6,965,350	$489,762	$16,841,459

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

2022	Regulated Water	Regulated Natural Gas	Other and Eliminations	Consolidated
Operating revenues	$1,082,972	$1,143,362	$61,698	$2,288,032
Operations and maintenance expense	$370,850	$239,506	$3,293	$613,649
Purchased gas	$-	$551,009	$50,986	$601,995
Depreciation and amortization	$201,392	$118,955	$830	$321,177
Interest expense, net (a)	$111,938	$87,186	$35,317	$234,441
Allowance for funds used during construction	$(20,950)	$(2,715)	$-	$(23,665)
Provision for income taxes (benefit)	$47,510	$(61,942)	$103	$(14,329)
Net income (loss)	$314,352	$185,276	$(34,391)	$465,237
Capital expenditures	$576,314	$479,335	$7,114	$1,062,763
Total assets	$8,792,633	$6,528,654	$397,820	$15,719,107

2021	Regulated Water	Regulated Natural Gas	Other and Eliminations	Consolidated
Operating revenues	$980,203	$859,902	$38,039	$1,878,144
Operations and maintenance expense	$332,598	$226,194	$(8,212)	$550,580
Purchased gas	$-	$313,390	$26,872	$340,262
Depreciation and amortization	$182,074	$113,238	$2,640	$297,952
Interest expense, net (a)	$108,356	$75,628	$21,341	$205,325
Allowance for funds used during construction	$(19,258)	$(1,534)	$-	$(20,792)
Provision for income taxes (benefit)	$26,633	$(40,013)	$3,768	$(9,612)
Net income (loss)	$293,703	$148,193	$(10,284)	$431,612
Capital expenditures	$621,595	$397,419	$1,505	$1,020,519
Total assets	$8,403,586	$5,960,602	$294,090	$14,658,278

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

In assessing the effectiveness of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). As a result of management’s assessment and based on the criteria in the framework, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm – The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting – No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except for as follows:

Name & Title	Character of Trading Arrangement	Date of Adoption/ Termination	Aggregate Number of Shares of Common Stock to be Purchased/Sold Pursuant to Trading Arrangement	Duration of Plan (1)
Christopher Luning, Executive Vice President & General Counsel	Rule 10b5-1(c) Trading Arrangement	Terminated - October 3, 2023	Up to 16,770 shares to be sold	1/3/2023 - 7/1/2024
Matthew Rhodes, Executive Vice President, Strategy and Corporate Development	Rule 10b5-1(c) Trading Arrangement	Terminated - December 1, 2023	Up to 7,982 shares to be sold	1/3/2023 - 6/3/2024
Christopher Luning, Executive Vice President & General Counsel	Rule 10b5-1(c) Trading Arrangement	Adopted - November 28, 2023	Up to 30,000 shares to be sold	3/5/2024 - 3/31/2025
Matthew Rhodes, Executive Vice President, Strategy and Corporate Development	Rule 10b5-1(c) Trading Arrangement	Adopted - December 12, 2023	Up to 7,982 shares to be sold	3/8/2024 - 6/3/2024
Robert Rubin, Senior Vice President, Controller and Chief Accounting Officer	Rule 10b5-1(c) Trading Arrangement	Adopted - November 20, 2023	Up to 19,831 shares to be sold	3/5/2024 - 10/31/2024
Daniel Schuller, Executive Vice President and Chief Financial Officer	Rule 10b5-1(c) Trading Arrangement	Adopted - December 18, 2023	Up to 7,327 shares to be sold	3/15/2024 - 12/31/2024

(1) Each trading arrangement marked as a “Rule 10b5-1(c) Trading Arrangement” only permits transactions after the indicated duration start date and, in any case, upon expiration of the applicable mandatory cooling-off period under the Rule, and until the earlier of the indicated duration end date or completion of all sales contemplated in the Rule 10b5-1(c) Trading Arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing in the sections captioned Information Regarding Nominees, Corporate Governance – Code of Ethics, – Board and Board Committees, and Section 16(a) Beneficial Ownership Reporting Compliance of the definitive Proxy Statement relating to our 2024 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report is incorporated by reference herein.

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

Name	Age	Position with Essential Utilities (1)
Christopher H. Franklin	58

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

Daniel J. Schuller	54

Executive Vice President and Chief Financial Officer (October 2018 to present); Executive Vice President, Strategy and Corporate Development (July 2015 to October 2018); Investment Principal – J.P. Morgan Asset Management – Infrastructure Investments Group (2007 to 2015)

Colleen M. Arnold	53	President, Aqua Water (March 2020 to present); Deputy Chief Operating Officer, Aqua (September 2015 to March 2020)
Michael A. Huwar	60	President, Peoples Natural Gas (August 2020 to present); President Columbia Gas of Pennsylvania & Columbia Gas of Maryland (February 2017 to August 2020)
Christopher P. Luning	56

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

Matthew R. Rhodes	46	Executive Vice President, Strategy and Corporate Development (June 2018 to present); Managing Director - Goldman Sachs, Global Natural Resources (July 2007 to April 2018)
Robert A. Rubin	61

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

The information responsive to this item will be included in the definitive Proxy Statement relating to our 2024 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Stock - The information responsive to this item will be included in the definitive Proxy Statement relating to our 2024 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated by reference herein.

Securities Authorized for Issuance under Equity Compensation Plans - The following table provides information for our equity compensation plans as of December 31, 2023:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,606,096 (1)	$37.03 (2)	1,527,080
Equity compensation plans not approved by security holders	-	-	-
Total	1,606,096	$37.03	1,527,080

(1)Consists of 882,442 shares issuable upon exercise of outstanding options, 531,437 shares issuable upon conversion of outstanding performance share units, and 192,217 shares issuable upon conversion of outstanding restricted share units.

(2)Calculated based upon outstanding options of 882,442 shares to acquire our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information responsive to this item will be included in the definitive Proxy Statement relating to our 2024 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information responsive to this item will be included in the definitive Proxy Statement relating to our 2024 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated by reference herein.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
2.1	Purchase Agreement, dated October 22, 2018 by and between LDC Parent LLC, a Delaware limited liability company (“Seller”) and the Registrant, a Pennsylvania corporation	8-K	001-06659	2.1	October 23, 2018
3.1	Utilities, Inc. Amended and Restated Articles of Incorporation Essential as of May 12, 2020	8-K	001-06659	3.1	May 18, 2020
3.2	Amended and Restated Bylaws of Essential Utilities, Inc. dated February 16, 2022	8-K	001-06659	3.1	February 18, 2022
4.1	Description of Securities of Essential Utilities, Inc.	10-K	001-06659	4.1	March 1, 2021
4.2	Indenture of Mortgage dated as of January 1, 1941 between Aqua Pennsylvania, Inc. (f/k/a Philadelphia Suburban Water Company) and The Bank of New York Mellon Trust Company, as successor trustee to First Pennsylvania Bank, N.A. (f/k/a The Pennsylvania Company for Insurance on Lives and Granting Annuities)	10-K	001-06659	4.1.1	February 26, 2016
4.2.1	Twenty-sixth Supplemental Indenture dated as of November 1, 1991	10-K	001-06659	4.1.3	February 26, 2016
4.2.2	Twenty-ninth Supplemental Indenture dated as of March 30, 1995	10-Q	001-06659	4.17	May 10, 1995
4.2.3	Thirty-third Supplemental Indenture, dated as of November 15, 1999	10-K	001-06659	4.27	March 29, 2000
4.2.4	Thirty-fifth Supplemental Indenture, dated as of January 1, 2002	10-K	001-06659	4.22	March 20, 2002
4.2.5	Forty-seventh Supplemental Indenture, dated as of October 15, 2012	10-K	001-06659	4.24	February 28, 2013
4.2.6	Forty-eighth Supplemental Indenture, dated as of October 1, 2013	10-K	001-06659	4.1.17	March 3, 2014
4.2.7	Form of Supplemental Indenture during and after 2014	10-K	001-06659	4.1.15	February 26, 2016
4.2.7.1	Schedule of Outstanding Supplemental Indentures during and after 2014	^	^	^	^
4.3	Bond Purchase Agreement, dated November 8, 2012, by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association, John Hancock Life Insurance Company, John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, Minnesota Life Insurance Company, United Health Care Insurance Company, American Republic Insurance Company, Western Fraternal Life Association	10-K	001-06659	10.54	February 28, 2013

4.4	Bond Purchase Agreement, dated October 24, 2013, by and among Aqua Pennsylvania, Inc., John Hancock Life Insurance Company (U.S.A), John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Thrivent Financial for Lutherans, United Insurance Company of America, Equitable Life & Casualty Insurance Company, Catholic United Financial, and Great Western Insurance Company	10-K	001-06659	10.45	March 3, 2014
4.5	Bond Purchase Agreement, dated December 29, 2014, by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), Phoenix Life Insurance Company, PHL Variable Insurance Company, United of Omaha Life Insurance Company, Mutual of Omaha Insurance Company, and Companion Life Insurance Company	10-K	001-06659	10.58	February 27, 2015
4.6	Bond Purchase Agreement, dated December 3, 2015 by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), The Lincoln National Life Insurance Company, Teachers Insurance And Annuity Association Of America, CMFG Life Insurance Company, Genworth Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, United Of Omaha Life Insurance Company, The State Life Insurance Company, Pioneer Mutual Life Insurance Company, MONY Life Insurance Company	10-K	001-06659	4.12	February 26, 2016
4.7	Note Purchase Agreement, dated November 3, 2016, by and among the Registrant and the note purchasers thereto	10-K	001-06659	4.13	February 24, 2017
4.8	Bond Purchase Agreement, dated December 15, 2016 by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association of America, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, John Hancock Life Insurance Company, American Equity Investment Life Insurance Company, Genworth Life and Annuity Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, American United Life Insurance Company, The State Life Insurance Company, and Pioneer Mutual Life Insurance Company	10-K	001-06659	4.14	February 24, 2017
4.9	Bond Purchase Agreement, dated July 10, 2017 by and among Aqua Illinois, Inc., Teachers Insurance and Annuity Association of America	10-Q	001-06659	4.1	November 2, 2017
4.10	Bond Purchase Agreement, dated July 20, 2017 by and among Aqua Pennsylvania, Inc., New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3), New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3-2)	10-Q	001-06659	4.2	November 2, 2017

4.11	Bond Purchase Agreement, dated June 29, 2018, by and among Aqua Pennsylvania, Inc., CMFG Life Insurance Company, Manufactures Life Reinsurance Limited, The Lincoln National Life Insurance Company, New York Life Insurance Company, The State Life Insurance Company, and Phoenix Life Insurance Company	10-Q	001-06659	4.1	August 3, 2018
4.12	Bond Purchase Agreement, dated November 15, 2018, by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Associated of America, American United Life Insurance Company, Pioneer Mutual Life Insurance Company, The State Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, and United of Omaha Life Insurance Company	10-K	001-06659	4.15	February 26, 2019
4.13	Purchase Contract Agreement, dated April 23, 2019, between the Registrant. and U.S. Bank N.A, as purchase contract agent, as attorney-in-fact for the Holders from time to time as provided therein and as trustee under the indenture referred to therein	8-K	001-06659	4.1	April 23, 2019
4.13.1	Form of Unit (included in Exhibit 4.13 above)	8-K	001-06659	4.1	April 23, 2019
4.13.2	Form of Purchase Contract (included with Exhibit 4.13 above)	8-K	001-06659	4.1	April 23, 2019
4.14	Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.4	April 23, 2019
4.14.1	First Supplemental Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.5	April 23, 2019
4.14.2	Second Supplemental Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.6	April 23, 2019
4.14.3	Form of Amortizing Note (included with Exhibit 4.14.2 above)	8-K	001-06659	4.7	April 23, 2019
4.14.4	Third Supplemental Indenture, dated as of April 26, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.3	April 26, 2019
4.14.5	Form of Global Note for the 2029 Notes (included in Exhibit 4.14.4 above)	8-K	001-06659	4.4	April 26, 2019
4.14.6	Form of Global Note for the 2049 Notes (included in Exhibit 4.14.4 above)	8-K	001-06659	4.5	April 26, 2019
4.14.7	Fourth Supplemental Indenture, dated April 13, 2020, by and between Essential Utilities, Inc. and U.S. Bank N.A.	8-K	001-06659	4.3	April 15, 2020
4.14.8	Fifth Supplemental Indenture, dated April 19, 2021, between Essential Utilities, Inc. and U.S. Bank N.A., as trustee	8-K	001-06659	4.3	April 19, 2021
4.14.9	Sixth Supplemental Indenture, dated May 20, 2022, between Essential Utilities, Inc. and U.S. Bank Trust Company N.A, as trustee	8-K	001-06659	4.3	May 20, 2022
4.14.10	Seventh Supplemental Indenture, dated January 8, 2024, between Essential Utilities, Inc. and U.S. Bank Trust Company N.A., as trustee	8-K	001-06659	4.3	January 8, 2024

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

		10-K	001-06659	4.18	March 1, 2021
4.19	Bond Purchase Agreement, dated April 15, 2021, by and among Aqua Ohio, Inc., Teachers Insurance and Annuity Association of America, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, and State Farm Insurance Companies Employee Retirement Trust	10-K	001-06659	4.19	March 1, 2022
4.20	Bond Purchase Agreement, dated September 19, 2022, by and among Aqua Pennsylvania, Inc. and the Purchasers	10-Q	001-06659	4.1	November 9, 2022
4.21	Bond Purchase Agreement, dated December 15, 2022, by and among Aqua Pennsylvania, Inc. and State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, State Farm Insurance Companies Employee Retirement Trust	10-K	001-06659	4.21	March 1, 2023

10.1	Credit Agreement, dated December 14, 2022, between Essential Utilities, Inc., PNC Bank, National Association, CoBank, ACB, Bank of America, N.A., Royal Bank of Canada, The Huntington National Bank, Barclays Bank PLC, Citizens Bank, N.A., The Toronto-Dominion Bank, and Wells Fargo Bank, N.A	10-K	001-06659	10.1	March 1, 2023
10.2	Amended and Restated Revolving Credit Agreement, dated as of November 17, 2016 between Aqua Pennsylvania and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank	10-K	001-06659	10.2.4	February 24, 2017
10.2.1	First Amendment to Revolving Credit Agreement, dated as of November 16, 2017, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank of Pennsylvania, TD Bank, N.A., and Huntington National Bank	10-K	001-06659	10.1.5	February 28, 2018
10.2.2	Second Amendment to Revolving Credit Agreement, dated as of November 9, 2018, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank of Pennsylvania, TD Bank, N.A., and Huntington National Bank	10-K	001-06659	10.2.2	February 26, 2019
10.2.3	Third Amendment to Credit Agreement, dated as of November 8, 2019, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank of Pennsylvania, TD Bank, N.A., and Huntington National Bank	10-Q	001-06659	10.1	May 8, 2020
10.2.4	Fourth Amendment to Credit Agreement, dated as of November 6, 2020, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A., TD Bank, N.A., and Huntington National Bank	10-K	001-06659	10.2.4	March 1, 2022
10.2.5	Fifth Amendment to Credit Agreement, dated as of November 5, 2021, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A., TD Bank, N.A., and Huntington National Bank	10-K	001-06659	10.2.5	March 1, 2022
10.2.6	Sixth Amendment to Credit Agreement, dated as of June 30, 2022, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A., TD Bank, N.A., and The Huntington National Bank	10-Q	001-06659	10.2	August 9, 2022
10.2.7	Seventh Amendment to Credit Agreement, dated as of June 29, 2023, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A., TD Bank, N.A., and The Huntington National Bank	10-Q	001-06659	10.2	August 8, 2023
10.3	The Registrant’s Deferred Compensation Plan Master Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996*	10-K	001-06659	10.24	March 25, 1997
10.3.1	Amendment 2008-1 to the Registrant’s Deferred Compensation Plan Master Trust Agreement, dated as of December 15, 2008*	10-K	001-06659	10.50	February 27, 2009
10.4	The Registrant’s 2009 Executive Deferral Plan (as amended and restated effective January 1, 2009)*	S-8	333-156047	4.1	December 10, 2008
10.5	The Registrant’s Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2011)*	10-K	001-06659	10.58	February 27, 2012
10.6	The Registrant’s Dividend Reinvestment and Direct Stock Purchase Plan	S-3ASR	333-240088	N/A	July 24, 2020
10.7.1	Performance-Based Share Unit Grant Terms and Conditions*	10-K	001-06659	10.7.1	March 1, 2023

10.7.2	Restricted Stock Unit Grant Terms and Conditions for Chief Executive Officer*	10-Q	001-06659	10.2	May 4, 2017
10.7.3	Restricted Stock Unit Grant Terms and Conditions for all other executive officers*	10-K	001-06659	10.7.3	March 1, 2023
10.7.4	Stock Option Grant Terms and Conditions*	10-K	001-06659	10.7.4	March 1, 2023
10.8	The Registrant’s 2012 Employee Stock Purchase Plan*	10-K	001-06659	10.10	February 26, 2016
10.9	The Registrant’s Annual Cash Incentive Compensation Plan (adopted February 26, 2013)*	10-K	001-06659	10.56	February 28, 2013
10.10	Form of Change in Control Agreement between the Company and executive officers*	10-K	001-06659	10.10	March 1, 2023
10.10.1	Schedule of Change in Control Agreement between the Company and executive officers*	10-K	001-06659	10.10.1	March 1, 2023
10.11	Non-Employee Directors' Compensation, effective January 1, 2023*	8-K	001-06659	10.1	December 9, 2022
10.12	Employment Agreement dated July 1, 2021, between the Registrant and Christopher Franklin*	8-K	001-06659	10.1	June 25, 2021
10.13	Form of Sales Agreements, dated October 14, 2022, among Essential Utilities, Inc. and each Sales Agent	8-K	001-06659	10.1	June 25, 2021
10.14	The Registrant Amended and Restated Omnibus Equity Compensation Plan	8-K	001-06659	10.1	May 3, 2019
10.15	Essential Utilities, Inc. Stock Award Grant Instrument dated as of March 16, 2020*	10-Q	001-06659	10.4	May 8, 2020
10.16	The Registrant’s Compensation Recoupment Policy	^	^	^	^
10.17	Incremental Facility Amendment Agreement, dated March 13, 2020, by and among Essential Utilities, Inc., Incremental Lender, and the PNC Bank, National Association	8-K	001-06659	10.1	March 16, 2020
10.18	Credit Agreement, dated March 13, 2020, by and among Essential Utilities, Inc., Lenders, and the PNC Bank, National Association	8-K	001-06659	10.2	March 16, 2020
10.19	Note Purchase Agreement, dated February 26, 2010, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1	April 13, 2020
10.19.1	First Amendment to Note Purchase Agreement, dated August 10, 2011, by and between PNG Companies, LLC and the noteholders	8-K/A	001-06659	10.1.1	April 13, 2020
10.19.2	Second Amendment to Note Purchase Agreement, dated August 22, 2013, by and between PNG Companies, LLC and the noteholders	8-K/A	001-06659	10.1.2	April 13, 2020
10.19.3	Third Amendment to Note Purchase Agreement, dated November 9, 2017, by and between PNG Companies, LLC and the noteholders	8-K/A	001-06659	10.1.3	April 13, 2020
10.19.4	First Supplement to Note Purchase Agreement, dated December 12, 2013, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.4	April 13, 2020
10.19.5	Second Supplement to Note Purchase Agreement, dated July 14, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.5	April 13, 2020
10.19.6	Third Supplement to Note Purchase Agreement, dated September 20, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.6	April 13, 2020

10.19.7	Fourth Supplement to Note Purchase Agreement, dated November 9, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.7	April 13, 2020
10.19.8	Sixth Amendment to Credit Agreement, dated June 30, 2022, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A., TD Bank, N.A., and The Huntington National Bank	10-Q	002-06659	10.2	August 9, 2022
10.19.9	Credit Agreement, dated November 25, 2020, by and between PNG Companies, LLC and PNC Bank, National Association and TD Bank, N.A.	10-K	001-06659	10.21.9	March 1, 2022
10.19.10	First Amendment to Credit Agreement, dated November 5, 2021, by and between PNG Companies, LLC and PNC Bank, National Association and TD Bank, N.A.	10-K	001-06659	10.21.10	March 1, 2022
10.19.11	Second Amendment to Credit Agreement, dated June 30, 2022, by and between PNG Companies, LLC and PNC Bank National Association, TD Bank, N.A. and Citizens Bank N.A.	10-Q	001-06659	10.1	August 9, 2022
21.1	Subsidiaries of Essential Utilities, Inc.	^	^	^	^
23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP	^	^	^	^
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
101.INS	Inline XBRL Instance Document	^	^	^	^
101.SCH	Inline XBRL Taxonomy Extension Schema Document	^	^	^	^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	^	^	^	^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	^	^	^	^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	^	^	^	^
101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document	^	^	^	^
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (included in Exhibit 101)	^	^	^	^

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

ESSENTIAL UTILITIES, INC.

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and Chief Executive Officer

Date: February 29, 2024

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant on February 29, 2024 in the capacities indicated below.

Signature	Title

/s/ Christopher H. Franklin
Christopher H. Franklin	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Daniel J. Schuller
Daniel J. Schuller	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert A. Rubin
Robert A. Rubin	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Elizabeth B. Amato
Elizabeth B. Amato	Director

/s/ David Ciesinski
David Ciesinski	Director

/s/ Daniel J. Hilferty
Daniel J. Hilferty	Director

/s/ Edwina Kelly
Edwina Kelly	Director

/s/ W. Bryan Lewis
W. Bryan Lewis	Director

/s/ Ellen T. Ruff
Ellen T. Ruff	Director

/s/ Lee C. Stewart
Lee C. Stewart	Director

/s/ Roderick K. West
Roderick K. West	Director

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Balance Sheets

(In thousands of dollars)

	December 31,
	2023	2022
Assets
Current assets:
Accounts receivable, net	$284	$575
Accounts receivable - affiliates	907,302	1,601,064
Prepayments and other current assets	15,383	14,256
Total current assets	922,969	1,615,895

Deferred charges and other assets, net	66,826	69,455
Notes receivable - affiliates	2,765,670	2,276,670
Deferred income tax asset	183,179	42,206
Investment in subsidiaries	6,517,312	6,512,224
Total assets	$10,455,956	$10,516,450
Liabilities and Equity
Stockholders' equity	$5,896,183	$5,377,386

Long-term debt, excluding current portion, net of debt issuance costs	3,740,427	3,503,636

Current liabilities:
Accrued interest	21,635	20,923
Accounts payable - affiliates	562,101	1,418,574
Dividends payable	83,929	75,808
Other accrued liabilities	24,462	21,234
Total current liabilities	692,127	1,536,539

Other liabilities	127,219	98,889
Total liabilities and equity	$10,455,956	$10,516,450

The accompanying condensed notes are an integral part of these condensed financial statements.

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

	Years ended December 31,
	2023	2022	2021
Other income	$2,985	$5,368	$8,388
Operating expense and other expenses	6,479	10,724	5,821
Operating income (loss)	(3,494)	(5,356)	2,567
Interest expense	64,031	35,817	21,729
Interest income	(348)	(107)	(9)
Other (income) expense	(584)	893	(609)
Loss before equity in earnings of subsidiaries and income taxes	(66,593)	(41,959)	(18,544)
Equity in earnings of subsidiaries	547,617	495,556	445,951
Income before income taxes	481,024	453,597	427,407
Income tax benefit	(17,202)	(11,640)	(4,205)
Net income	$498,226	$465,237	$431,612

Comprehensive income	$498,226	$465,237	$431,612

Net income per common share:
Basic	$1.86	$1.77	$1.68
Diluted	$1.86	$1.77	$1.67

Average common shares outstanding during the period:
Basic	267,171	262,246	257,487
Diluted	267,659	262,868	258,180

The accompanying condensed notes are an integral part of these condensed financial statements.

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Cash Flows

(In thousands of dollars)

	Years ended December 31,
	2023	2022	2021
Net cash flows used in operating activities	$(179,556)	$(169,778)	$(239,320)
Cash flows from investing activities:
Acquisitions of utility systems and other, net	(32,431)	(116,627)	(36,237)
Decrease (increase) in investment in subsidiaries	(36,740)	(162,662)	(53,467)
Other	554	299	(987)
Net cash flows used in investing activities	(68,617)	(278,990)	(90,691)
Cash flows from financing activities:
Proceeds from long-term debt	906,856	1,522,157	995,458
Repayments of long-term debt	(677,000)	(865,469)	(725,033)
Proceeds from issuance of common stock from at-the market sale agreement	322,983	63,040	-
Proceeds from issuance of common stock under dividend reinvestment plan	16,005	16,619	16,799
Proceeds from exercised stock options	287	2,475	4,172
Proceeds from issuance of common stock from forward equity sale agreement	-	-	299,739
Repurchase of common stock	(3,981)	(1,192)	(3,291)
Dividends paid on common stock	(316,806)	(288,632)	(258,650)
Other	(171)	(230)	817
Net cash flows from financing activities	248,173	448,768	330,011
Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents at beginning of year	-	-	-
Cash and cash equivalents at end of year	$-	$-	$-

See Note 1 - Basis of Presentation

The accompanying condensed notes are an integral part of these condensed financial statements.

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Notes to Condensed Financial Statements

(In thousands, except per share amounts)

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

As of December 31, 2023 and 2022, the Parent had a current accounts receivable – affiliates balance of $907,302 and $1,601,064, respectively. As of December 31, 2023 and 2022, the Parent had a notes receivable – affiliates balance of $2,765,670 and $2,276,670, respectively. The changes in these balances represent non-cash adjustments that are recorded through the Parent’s investment in subsidiaries.

In the ordinary course of business, the Parent indemnifies a third-party for surety bonds issued on behalf of subsidiary companies, guarantees the performance of one of its regulated utilities in a jurisdiction that requires such guarantees, and guarantees several projects associated with the treatment of water in a jurisdiction.

Note 2 – Dividends from subsidiaries – Dividends in the amount of $0, $0, and $0 were paid to the Parent by its wholly-owned subsidiaries during the years ended December 31, 2023, 2022, and 2021, respectively.

Note 3 – Long-term debt – The Parent has long-term debt under unsecured note purchase agreements with investors in addition to its $1,000,000 revolving credit agreement. Excluding amounts due under the revolving credit agreement, the debt maturities of the Parent’s long-term debt are as follows:

Year	Debt Maturity
2024	$-
2025	-
2026	-
2027	-
2028	-
Thereafter	3,025,000