Form 10-Q
period 2024-03-31
Essential Utilities, Inc.
filed 2024-05-08
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 2024: 273,523,533

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Assets	2024	2023
Property, plant and equipment, at cost	$15,208,072	$14,977,021
Less: accumulated depreciation	2,952,487	2,879,949
Net property, plant and equipment	12,255,585	12,097,072

Current assets:
Cash and cash equivalents	35,200	4,612
Accounts receivable, net	164,638	144,300
Unbilled revenues	102,793	101,436
Inventory - materials and supplies	48,947	47,494
Inventory - gas stored	17,849	65,173
Prepayments and other current assets	34,619	99,884
Regulatory assets	15,488	29,080
Total current assets	419,534	491,979

Regulatory assets	1,899,984	1,766,892
Deferred charges and other assets, net	97,865	102,388
Funds restricted for construction activity	1,391	1,381
Goodwill	2,340,733	2,340,738
Operating lease right-of-use assets	35,739	37,416
Intangible assets	3,513	3,593
Total assets	$17,054,344	$16,841,459

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

ShareBasedCompensationArrangementByShareBasedPaymentAwardEquityInstrumentsOtherThanOptionsVestedInPeriod

	March 31,	December 31,
Liabilities and Equity	2024	2023
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 276,878,103 and 276,595,228 as of March 31, 2024 and December 31, 2023	$138,438	$138,297
Capital in excess of par value	4,142,610	4,137,696
Retained earnings	1,888,521	1,706,675
Treasury stock, at cost, 3,354,887 and 3,299,191 shares as of March 31, 2024 and December 31, 2023	(88,442)	(86,485)
Total stockholders' equity	6,081,127	5,896,183

Long-term debt, excluding current portion	6,903,544	6,870,593
Less: debt issuance costs	47,415	44,508
Long-term debt, excluding current portion, net of debt issuance costs	6,856,129	6,826,085
Commitments and contingencies (See Note 14)

Current liabilities:
Current portion of long-term debt	67,247	67,415
Loans payable	87,500	160,123
Accounts payable	161,210	221,191
Book overdraft	10,938	13,358
Accrued interest	86,512	53,084
Accrued taxes	36,911	40,641
Regulatory liabilities	14,216	31,270
Dividends payable	83,999	83,929
Other accrued liabilities	130,073	126,916
Total current liabilities	678,606	797,927

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,733,947	1,628,324
Customers' advances for construction	125,191	128,755
Regulatory liabilities	838,084	820,910
Asset retirement obligations	851	848
Operating lease liabilities	32,415	34,425
Pension and other postretirement benefit liabilities	37,363	38,850
Other	23,699	24,086
Total deferred credits and other liabilities	2,791,550	2,676,198

Contributions in aid of construction	646,932	645,066
Total liabilities and equity	$17,054,344	$16,841,459

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
Operating revenues	$612,069	$726,450

Operating expenses:
Operations and maintenance	136,900	137,994
Purchased gas	129,675	256,315
Depreciation	88,716	82,923
Amortization	1,088	871
Taxes other than income taxes	25,024	22,878
Total operating expenses	381,403	500,981

Operating income	230,666	225,469

Other expense (income):
Interest expense	73,273	72,668
Interest income	(989)	(819)
Allowance for funds used during construction	(4,681)	(5,688)
Gain on sale of other assets	(91,625)	(249)
Other	(442)	(240)
Income before income taxes	255,130	159,797
Income tax benefit	(10,642)	(31,637)
Net income	$265,772	$191,434

Comprehensive income	$265,772	$191,434

Net income per common share:
Basic	$0.97	$0.72
Diluted	$0.97	$0.72

Average common shares outstanding during the period:
Basic	273,377	264,192
Diluted	273,738	264,751

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		March 31,	December 31,
		2024	2023
Stockholders' equity:
Common stock, $0.50 par value		$138,438	$138,297
Capital in excess of par value		4,142,610	4,137,696
Retained earnings		1,888,521	1,706,675
Treasury stock, at cost		(88,442)	(86,485)
Total stockholders' equity		6,081,127	5,896,183

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2024 to 2033	2,885	2,935
1.00% to 1.99%	2024 to 2039	7,352	7,538
2.00% to 2.99%	2024 to 2058	207,403	207,917
3.00% to 3.99%	2024 to 2056	1,312,241	1,313,932
4.00% to 4.99%	2024 to 2059	1,242,557	1,245,727
5.00% to 5.99%	2024 to 2061	313,406	312,745
6.00% to 6.99%	2026 to 2036	31,000	31,000
7.00% to 7.99%	2025 to 2027	28,061	28,125
8.00% to 8.99%	2025	1,086	1,289
9.00% to 9.99%	2026	11,800	11,800
		3,157,791	3,163,008

Notes payable to bank under revolving credit agreement, variable rate, due 2027		258,000	720,000
Unsecured notes payable:
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59% due 2029 through 2050		1,125,000	1,125,000
Notes at 5.375%, due 2034		500,000	-
Notes at 4.28%, due 2049		500,000	500,000
Notes at 5.30%, due 2052		500,000	500,000
Notes at 5.95%, due 2024 through 2034		30,000	30,000
Total long-term debt		6,970,791	6,938,008

Current portion of long-term debt		67,247	67,415
Long-term debt, excluding current portion		6,903,544	6,870,593
Less: debt issuance costs		47,415	44,508
Long-term debt, excluding current portion, net of debt issuance costs		6,856,129	6,826,085

Total capitalization		$12,937,256	$12,722,268

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2023	$138,297	$4,137,696	$1,706,675	$(86,485)	$5,896,183
Net income	-	-	265,772	-	265,772
Dividends of March 1, 2024 ($0.3071 per share)	-	-	(1)	-	(1)
Dividends of June 1, 2024 declared ($0.3071 per share)	-	-	(83,998)	-	(83,998)
Issuance of common stock under dividend reinvestment plan (117,210 shares)	59	3,823	-	-	3,882
Repurchase of stock (62,872 shares)	-	-	-	(2,231)	(2,231)
Equity compensation plan (160,694 shares)	80	(80)	-	-	-
Exercise of stock options (4,971 shares)	2	173	-	-	175
Stock-based compensation	-	1,049	73	-	1,122
Other	-	(51)	-	274	223
Balance at March 31, 2024	$138,438	$4,142,610	$1,888,521	$(88,442)	$6,081,127

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$265,772	$191,434
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	89,804	83,794
Deferred income taxes	(12,323)	(33,257)
Provision for doubtful accounts	7,756	4,532
Stock-based compensation	1,061	3,422
Gain on sale of utility systems and other assets	(91,625)	(249)
Net change in receivables, deferred purchased gas costs, inventory and prepayments	122	219,624
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(18,212)	(58,361)
Other	(1,642)	(9,311)
Net cash flows from operating activities	240,713	401,628
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $1,807 and $1,428	(252,998)	(243,730)
Acquisitions of utility systems, net	-	(136)
Net proceeds from the sale of utility systems and other assets	166,563	337
Other	(48)	321
Net cash flows used in investing activities	(86,483)	(243,208)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	4,094	7,010
Repayments of customers' advances	(2,171)	(984)
Net repayments of short-term debt	(72,623)	(206,000)
Proceeds from long-term debt	618,008	229,770
Repayments of long-term debt	(586,649)	(114,889)
Change in cash overdraft position	(2,420)	(8,624)
Proceeds from issuance of common stock under dividend reinvestment plan	3,882	4,117
Proceeds from issuance of common stock from at-the-market sale agreement	-	19,294
Proceeds from exercised stock options	175	103
Repurchase of common stock	(2,231)	(3,911)
Dividends paid on common stock	(83,930)	(75,808)
Other	223	253
Net cash flows used in financing activities	(123,642)	(149,669)
Net change in cash and cash equivalents	30,588	8,751
Cash and cash equivalents at beginning of period	4,612	11,398
Cash and cash equivalents at end of period	$35,200	$20,149

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$91,576	$86,136
Non-cash utility property contributions	5,740	13,126

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at March 31, 2024, and the unaudited consolidated statements of operations and comprehensive income, cash flows and equity for the three months ended March 31, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of only recurring accruals, which are necessary to present a fair statement of its consolidated balance sheets, consolidated statements of equity, consolidated statements of operations and comprehensive income, and consolidated cash flow for the periods presented, have been made.

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

There have been no changes to the summary of significant accounting policies previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	March 31, 2024				March 31, 2023
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$151,831	$35,594	$206,926	$-	$147,252	$33,490	$292,230	$-
Commercial	41,737	8,983	42,171	-	40,954	8,591	65,157	-
Fire protection	10,381	-	-	-	10,259	-	-	-
Industrial	8,142	542	890	-	7,857	578	1,789	-
Gas transportation & storage	-	-	70,491	-	-	-	67,653	-
Other water	15,607	-	-	-	8,844	-	-	-
Other wastewater	-	3,624	-	-	-	2,734	-	-
Other utility	-	-	2,702	2,810	-	-	13,077	6,159
Revenues from contracts with customers	227,698	48,743	323,180	2,810	215,166	45,393	439,906	6,159
Alternative revenue program	656	(13)	1,151	-	402	180	1,389	-
Other and eliminations	-	-	-	7,844	-	-	-	17,855
Consolidated	$228,354	$48,730	$324,331	$10,654	$215,568	$45,573	$441,295	$24,014

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

East Whiteland Purchase Agreement

On July 29, 2022, the Pennsylvania Public Utility Commission issued an order (the “PUC Order”) approving the Company’s acquisition of the municipal wastewater assets of East Whiteland Township, Chester County, Pennsylvania, which serves 4,018 customers (the “East Whiteland Wastewater Assets”). On August 12, 2022, the Company acquired the East Whiteland Wastewater Assets for a cash purchase price of $54,374. Subsequently on August 25, 2022, the Office of Consumer Advocate (“OCA”) filed an appeal of the PUC Order to the Pennsylvania Commonwealth Court. On July 31, 2023, a decision was issued by the Pennsylvania Commonwealth Court, in which the Pennsylvania Commonwealth Court agreed with the OCA and reversed the PUC order which approved the acquisition. On September 26, 2023, the Pennsylvania Commonwealth Court denied our motion for reargument. On October 26, 2023, the Company, the Pennsylvania Public Utility Commission, and East Whiteland Township filed an appeal to the Pennsylvania Supreme Court. East Whiteland Township filed to Supplement its Petition for Allowance of Appeal on January 2, 2024. On January 16, 2024, the Company, the OCA and the PUC filed Answers to East Whiteland Township’s Petition. The Company is currently waiting to see if the Supreme Court will grant allocatur. Management believes the final resolution of this matter will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

DELCORA Purchase Agreement

In 2019, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consists of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Southeast Pennsylvania for $276,500. There are several legal proceedings involving the Company as a result of the purchase agreement that are on-going. For additional information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of this acquisition with a mix of equity and debt financing, utilizing our revolving credit facility until permanent debt is secured. Closing of our acquisition of DELCORA is subject to regulatory approval and on-going litigation.

Note 4 –Dispositions

On October 1, 2023, the Company sold its regulated natural gas utility assets in West Virginia, which served approximately 13,000 customers or about two percent of the Company’s regulated natural gas customers (“Peoples Gas West Virginia”). Initially the sale closed for an estimated purchase price of $39,965, subject to working capital and other adjustments. In March 2024, the Company received an additional $1,213 from the buyer. The additional proceeds were based on finalizing closing working capital and other adjustments, resulting in a final purchase price of $41,178 and a loss of an inconsequential amount. The sale of Peoples Gas West Virginia had no major effect on the Company’s operations and did not meet the requirements to be classified as discontinued operations.

In October 2023, the Company entered into an agreement to sell its interest in three non-utility local microgrid and distributed energy projects for $165,000. As of December 31, 2023, balances associated with these projects of $63,182 were included in prepayments and other current assets in the consolidated balance sheets. The sale was completed in January 2024, and the Company recognized a gain of $91,236 during the first quarter of 2024 which is included in other expense (income) in the accompanying consolidated statement of operations.

Note 5 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2023	$58,450	$2,277,447	$4,841	$2,340,738
Reclassification to utility plant acquisition adjustment	(5)	-	-	(5)
Balance at March 31, 2024	$58,445	$2,277,447	$4,841	$2,340,733

The reclassification of goodwill to utility plant acquisition adjustment results from a mechanism approved by the applicable utility commission. The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with some acquisitions upon achieving specific objectives.

Note 6 – Capitalization

In March 2024, the Company filed a new universal shelf registration through a filing with the Securities and Exchange Commission (SEC) to allow for the potential future offer and sale by the Company, from

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities, and other securities specified therein at indeterminate prices.  This registration statement is effective for three years and replaces a similar filing that expires in the second quarter of 2024.

At-the-Market Offering

On October 14, 2022, the Company entered into at-the market sales agreements (“ATM”) with third-party sales agents, under which the Company may offer and sell shares of its common stock, from time to time, at its option, having an aggregate gross offering price of up to $500,000 pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-255235). The Company intends to use the net proceeds from the sales of shares through the ATM for working capital, capital expenditures, water and wastewater utility acquisitions and repaying outstanding indebtedness. During the three months ended March 31, 2024, there were no common stock sales under the ATM. As of March 31, 2024, approximately $110,000 remained available for sale under the ATM.

Long-term Debt and Loans Payable

On January 8, 2024, the Company issued $500,000 of long-term debt (the “2024 Senior Notes”), less expenses of $4,610, due in 2034 with an interest rate of 5.375%. The Company used the net proceeds from the issuance of 2024 Senior Notes (1) to repay a portion of the borrowings under the Company’s existing five year unsecured revolving credit facility, and (2) for general corporate purposes.

In August 2023, the Company’s subsidiary, Aqua Pennsylvania, issued $225,000 in aggregate principal amount of first mortgage bonds. The bonds consisted of $175,000 of 5.48% first mortgage bonds due in 2053; and $50,000 of 5.56% first mortgage bonds due in 2061. In January 2023, Aqua Pennsylvania issued $75,000 of first mortgage bonds, due in 2043, and with an interest rate of 5.60%. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

Note 7 – Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the three months ended March 31, 2024 and 2023.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of March 31, 2024 and December 31, 2023, the carrying amount of the Company’s loans payable was $87,500 and $160,123, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents, is determined based on Level 1 methods and assumptions. As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company's cash and cash equivalents was $35,200 and $4,612, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of March 31, 2024 and December 31, 2023, the carrying amount

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

of these securities was $28,357 and $26,442, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

Unrealized gain and loss on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended
	March 31,
	2024	2023
Net gain recognized during the period on equity securities	$421	$131
Less: net gain recognized during the period on equity securities sold during the period	-	-
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$421	$131

The net gain recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other”.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	March 31,	December 31,
	2024	2023
Carrying amount	$6,970,791	$6,938,009
Estimated fair value	5,883,354	5,980,722

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Company’s customers’ advances for construction have a carrying value of $125,191 as of March 31, 2024, and $128,755 as of December 31, 2023. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates. Portions of these non-interest-bearing instruments are payable annually through 2033, and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest-bearing feature.

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

	Three Months Ended
	March 31,
	2024	2023
Average common shares outstanding during the period for basic computation	273,377	264,192
Effect of dilutive securities:
Employee stock-based compensation	361	559
Average common shares outstanding during the period for diluted computation	273,738	264,751

The number of outstanding employee stock options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was: 268,273 for the three months ended March 31, 2024; and 152,138 for the three months ended March 31, 2023. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 9 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the Plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At March 31, 2024, 1,227,138 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

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

	Three Months Ended
	March 31,
	2024	2023
Stock-based compensation within operations and maintenance expenses	$106	$2,443
Income tax benefit	26	612

The following table summarizes the PSU transactions for the three months ended March 31, 2024:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	531,437	$40.03
Granted	226,971	38.10
Performance criteria adjustment	(142,772)	30.22
Actual vested	(96,425)	43.40
Forfeited	(4,271)	42.63
Nonvested share units at end of period	514,940	41.25

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the three months ended March 31, 2024 and 2023 was $38.10 and $45.06, respectively. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months. The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended
	March 31,
	2024	2023
Stock-based compensation within operations and maintenance expenses	$846	$681
Income tax benefit	211	171

The following table summarizes the RSU transactions for the three months ended March 31, 2024:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	192,217	$45.06
Granted	102,306	36.60
Stock units vested and issued	(63,982)	44.45
Forfeited	(1,600)	42.40
Nonvested stock units at end of period	228,941	41.46

The per unit weighted-average fair value at the date of grant for RSUs granted during the three months ended March 31, 2024 and 2023 was $36.60 and $45.61, respectively.

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

	Three Months Ended
	March 31,
	2024	2023
Stock-based compensation within operations and maintenance expenses	$131	$77
Income tax benefit	33	19

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used in the application of this valuation model:

	2024	2023
Expected term (years)	5.5	5.5
Risk-free interest rate	4.00%	4.03%
Expected volatility	28.30%	27.80%
Dividend yield	3.43%	2.53%
Grant date fair value per option	$8.12	$11.37

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the three months ended March 31, 2024:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	882,442	$37.03
Granted	119,548	35.78
Expired	(527)	35.94
Exercised	(4,971)	35.25
Outstanding at end of period	996,492	$36.89	5.8	$1,380

Exercisable at end of period	803,853	$36.29	5.0	$1,228

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

	Three Months Ended
	March 31,
	2024	2023
Stock-based compensation within operations and maintenance expenses	$12	$12
Income tax benefit	3	3

The following table summarizes restricted stock transactions for the three months ended March 31, 2024:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock at beginning of period	1,412	$35.42
Granted	-	-
Vested	-	-
Nonvested restricted stock at end of period	1,412	$35.42

There were no restricted stock awards granted during the three months ended March 31, 2024.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Stock Awards – Stock awards represent the issuance of the Company’s common stock, without restriction. The issuance of stock awards results in compensation expense that is equal to the fair market value of the stock on the grant date and is expensed immediately upon grant. There were no stock awards granted and vested during the three months ended March 31, 2024.

The following table provides the compensation cost and income tax benefit for stock-based compensation related to stock awards:

	Three Months Ended
	March 31,
	2024	2023
Stock-based compensation within operations and maintenance expenses	$-	$210
Income tax benefit	-	59

Note 10 – Pension Plans and Other Postretirement Benefits

The Company maintains a qualified defined benefit pension plan (the “Pension Plan”), a nonqualified pension plan, and other postretirement benefit plans for certain of its employees.

The following tables provide the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended
	March 31,
	2024	2023
Service cost	$357	$401
Interest cost	3,908	4,308
Expected return on plan assets	(4,696)	(5,672)
Amortization of prior service cost	81	171
Amortization of actuarial loss	751	809
Net periodic benefit cost	$401	$17

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2024	2023
Service cost	$363	$337
Interest cost	1,112	1,119
Expected return on plan assets	(1,105)	(1,093)
Amortization of actuarial gain	(267)	(329)
Net periodic benefit cost	$103	$34

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

There were no cash contributions made to the Pension Plan during the first three months of 2024.

Note 11 – Rate Activity

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

On December 13, 2023, the Company’s regulated water and wastewater utility operating divisions in Ohio received an order from the Public Utilities Commission of Ohio designed to increase operating revenues by $4,850 annually. New rates for water and sewer service went into effect on December 13, 2023.

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

On July 27, 2023, the Company’s regulated water and wastewater operating subsidiary in Virginia, Aqua Virginia, filed an application with the State Corporation Commission designed to increase revenues by $6,911 or 29.5% on an annual basis. In February 2024, the Company implemented interim rates which may be subject to refund for the difference between interim and final approved rates pending the final order.

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

During the first three months of 2024, two of the Company’s water utility operating divisions in Ohio implemented base rate increases designed to increase total operating revenues on an annual basis by $1,627. Further, during the first three months of 2024, the Company implemented infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $7,445 in its water and wastewater utility operating divisions in Pennsylvania and Illinois, and by $1,220 its natural gas operating division in Kentucky.

Note 12 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2024	2023
Property	$8,877	$8,104
Gross receipts, excise and franchise	4,155	4,030
Payroll	7,658	6,632
Regulatory assessments	1,900	1,684
Pumping fees	1,496	1,466
Other	938	962
Total taxes other than income	$25,024	$22,878

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended				Three Months Ended
	March 31, 2024				March 31, 2023
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$279,894	$324,331	$7,844	$612,069	$267,300	$441,295	$17,855	$726,450
Operations and maintenance expense	90,683	45,917	300	136,900	82,802	57,150	(1,958)	137,994
Purchased gas	-	125,542	4,133	129,675	-	241,856	14,459	256,315
Depreciation and amortization	57,194	32,411	199	89,804	53,467	30,128	199	83,794
Interest expense, net (a)	34,790	25,356	12,138	72,284	29,713	27,507	14,629	71,849
Allowance for funds used during construction	(3,688)	(993)	-	(4,681)	(4,946)	(742)	-	(5,688)
Provision for income taxes (benefit)	20,810	(29,150)	(2,302)	(10,642)	13,514	(43,484)	(1,667)	(31,637)
Net income (loss)	63,905	209,940	(8,073)	265,772	77,402	123,546	(9,514)	191,434
Capital expenditures	152,231	100,767	-	252,998	159,394	81,669	2,667	243,730

(a) The regulated water and regulated natural gas segments report interest expense that includes long-term debt that was pushed-down to the regulated operating subsidiaries from Essential Utilities, Inc.

	March 31,	December 31,
	2024	2023
Total assets:
Regulated water	$9,498,773	$9,386,347
Regulated natural gas	7,191,015	6,965,350
Other	364,556	489,762
Consolidated	$17,054,344	$16,841,459

Note 14 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of March 31, 2024, the aggregate amount of $23,819 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has insurance coverage for certain of these loss contingencies, and as of March 31, 2024, estimates that approximately $1,283 of the amount accrued for these matters are probable of recovery through

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

During a portion of 2019, the Company initiated a do not consume advisory for some of its customers in one division served by the Company’s Illinois subsidiary. The do not consume advisory was lifted in 2019 and, in 2022, the water system was determined to be in compliance with the federal Lead and Copper Rule. The Company has accrued for the penalty and other fees that will be paid as a result of a conditional settlement that was reached with the regulators. The settlement was subject to court approval.  However, the court declined to approve the settlement agreement. The Company is considering its options in the light of this decision. In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint seeks class action certification, attorney’s fees, and “damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park, Illinois. The complaint contains allegations of damages as a result of supplied water that exceeded the standards established by the federal Lead and Copper Rule. The complaint is in the discovery phase and class certification has not been granted. The Company has an accrual for the amount of loss asserted in the complaint that we determined to be probable and estimable of being incurred. The Company is vigorously defending against this claim. The Company submitted a claim for the expenses incurred to its insurance carrier for potential recovery of a portion of these costs and is currently in litigation with one of its carriers seeking to enforce its claims. The Company continues to assess the potential loss contingency on this matter. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

A number of the Company’s subsidiaries are parties to several lawsuits against manufacturers of certain per- and polyfluoroalkyl substances or compounds (“PFAS”) for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries throughout its service area. One such suit to which the Company is a party is a multi-district litigation (the “MDL”) lawsuit which commenced on December 7, 2018, in the United States District Court for the District of South Carolina. In August 2023, a potential class action settlement involving defendants The Chemours Company, Corteva, Inc., and DuPont de Nemours, Inc. to resolve claims brought in the MDL against them by public water systems, including the Company, and a similar class action settlement with defendant 3M Company received preliminary approval from the MDL court. In February and April 2024, the MDL court issued its final approval of the DuPont and 3M settlements, respectively.  The Company is monitoring and evaluating the ongoing litigation and settlement activity with the PFAS manufacturers for potential impacts to the various claims that the Company has asserted.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $1,846 at March 31, 2024 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 15 – Income Taxes

The Company’s effective tax rate was a benefit of 4.2 % and 19.8% for the three months ended March 31, 2024 and 2023, respectively.  The decrease in income tax benefit is primarily attributed to the gain recognized from the sale of the Company’s interest in three non-utility local microgrid and distributed energy projects in the first quarter of 2024 partially offset by the increase in tax benefit associated with the tax deduction for continued qualifying infrastructure investment. In determining its interim tax provision, the Company reflects its estimated permanent and flow-through tax differences for the taxable year. The Company uses the flow-through method to account for the tax deduction for qualifying utility infrastructure at its regulated Pennsylvania and New Jersey subsidiaries.

The statutory Federal tax rate is 21.0% for the three months ended March 31, 2024 and 2023. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.50% for all periods presented.

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

Note 16 – Recent Accounting Pronouncements and Disclosure Rules

Pronouncements to be adopted upon the effective date:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”.  The ASU enhances the transparency and decision usefulness of income tax disclosures and is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting – Improving Reportable Segment Disclosures (Topic 280).  The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently assessing the timing and impact of adopting the updated provisions.

In March 2024, the U.S. Securities and Exchange Commission (SEC) issued its final climate disclosure rule, which requires the disclosure of Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements, when material. A number of petitions have been filed in federal courts seeking to challenge the SEC’s climate disclosure rule. As a result, in April 2024, the SEC placed a pause on its implementation of the new rule. We are currently evaluating the impact of the new rule and, depending on the outcome of the proceedings, will include the required disclosures once it becomes effective.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: the expected timing of closing of our acquisitions; the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions. Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include, among others, the effects of regulation, abnormal weather, geopolitical forces, the impact of inflation and supply chain pressures, the threat of cyber-attacks and data breaches, changes in capital requirements and funding, our ability to close acquisitions, changes to the capital markets, impact of public health threats, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such reports. As a result, readers are cautioned not to place undue reliance on any forward-looking statements. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

General Information

Essential Utilities, Inc. (“we”, “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated 5.5 million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”), provides water or wastewater services to approximately one-half of the total number of water or wastewater customers we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Our Peoples subsidiaries provide natural gas distribution services to customers in western Pennsylvania and Kentucky. Approximately 95% of the total number of natural gas utility customers we serve are in western Pennsylvania. The Company also operates market-based businesses, conducted through its non-regulated subsidiaries, that provide utility service line protection solutions and repair services to households and gas marketing and production activities. Currently, the Company seeks to acquire businesses in the U.S. regulated sector, focusing on water and wastewater utilities and to opportunistically pursue growth ventures in select market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated water utility businesses.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

On October 1, 2023, the Company sold its regulated natural gas utility assets in West Virginia, which represented approximately two percent of the Company’s regulated natural gas customers. Initially the sale closed for an estimated purchase price of $39,965, subject to working capital and other adjustments. In March 2024, the Company received an additional $1,213 from the buyer. The additional proceeds were based on finalizing closing working capital and other adjustments, resulting in a final purchase price of $41,178 and a loss of an inconsequential amount. In October 2023, the Company entered into an agreement to sell its interest in three non-utility local microgrid and distributed energy projects for $165,000. The sale was completed in January 2024, and the Company recognized a gain of $91,236 in the first quarter of 2024. These transactions are consistent with the Company’s long-term strategy of focusing on its core business and will allow the Company to prioritize the growth of its utilities in states where it has scale. The Company used the proceeds from these transactions to finance its capital expenditures and water and wastewater acquisitions, in place of external funding from equity and debt issuances.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes.

Recent Developments

Macroeconomic Factors

Our industry has been significantly impacted by inflation, higher interest rates, and other macroeconomic factors. This resulted in an increase in our operating and capital spending requirements in 2022 and 2023. As of the current period, inflation decelerated compared with the prior year, however, is still above historical levels. Additionally, interest rates remain elevated to curb inflation. We experienced moderate macroeconomic pressures during the first quarter of 2024, which we expect to continue through the remainder of 2024. We continue to pursue enhancements to our regulatory practices to facilitate the efficient recovery of the increased cost of providing services and infrastructure improvements in our rates and mitigate the inherent regulatory lag associated with traditional rate making processes.

Environmental Compliance

On April 10, 2024, the U.S. Environmental Protection Agency (“EPA”) announced the final National Primary Drinking Water Regulation (“NPDWR”) for the treatment of six per- and polyfluoroalkyl substances or compounds (“PFAS”). The NPDWR established the maximum contaminant levels (MCLs) in drinking water and allows for a five-year window to comply. In 2023, the Company performed its initial analysis of the NPDWR and estimated an investment of at least $450,000 of capital expenditures to install additional treatment facilities over the Compliance Period in order to comply (i.e. 2029 pending no delays due to lawsuits). This figure could increase as plans for construction execution are refined or if additional sites require treatment in the future. Additionally, the Company estimated annual operating expenses of approximately five percent of the installed capital expenditures, in today’s dollars, related to testing, treatment, and disposal. These were preliminary estimates and actual capital expenditures and expenses may differ based upon a variety of factors, including supply chain issues and site-by-site

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

requirements. Capital expenditures and operating costs required as a result of water quality standards have been traditionally recognized by state utility commissions as appropriate for inclusion in establishing rates; however, we are also actively applying for grants and low interest loans, whenever possible, to reduce the overall cost to customers.

On April 19, 2024, the U.S. Environmental Protection Agency (“EPA”) announced a final rule that designated two PFAS chemicals, perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), as hazardous substances under the under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), also known as Superfund.  This final action will address PFOA and PFOS contamination by enabling investigation and cleanup of these harmful chemicals and ensuring that leaks, spills, and other releases are reported. In addition to the final rule, EPA issued a separate CERCLA enforcement discretion policy that makes it clear that EPA will focus enforcement on parties who significantly contributed to the release of PFAS chemicals into the environment, including parties that have manufactured PFAS or used PFAS in the manufacturing process, federal facilities, and other industrial parties.  The policy identifies examples for operators of public water systems and wastewater systems or entities performing a public service role in providing safe drinking water, handling municipal solid waste, treating or managing stormwater and wastewater, disposing of pollution control residuals, or ensuring beneficial application of wastewater products as a fertilizer substitute. The potential liabilities to the Company, if any, resulting from this rule are currently being evaluated.

The Company continues to advocate for actions to hold polluters accountable and is part of the Multi-District Litigation and other legal actions against multiple PFAS manufacturers and polluters to attempt to ensure that the ultimate responsibility for the cleanup of these contaminants is attributed to the polluters and is seeking damages and other costs to address the contamination of its public water supply systems by PFAS. The Company is also monitoring ongoing litigation and settlement activity with manufacturers of PFAS in these proceedings. For more information, see Part I - Item I - Note 14 to the Company’s consolidated financial statements.

Liquidity and Capital Resources

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Our operating cash flow can be significantly affected by changes in operating working capital, especially during periods with significant changes in natural gas commodity prices and also the timing of our natural gas inventory purchases.  Cash flow from operations was $240,713 for the first quarter of 2024, compared to $401,628 for the first quarter of 2023. The net change in working capital and other assets and liabilities resulted in a decrease in cash from operations of $19,732 for the first quarter of 2024 compared to an increase of $151,952 for the first quarter of 2023. The change in working capital in 2024 as compared to 2023 was primarily driven by the year over year decrease in accounts receivable, unbilled revenues and deferred purchased gas cost balances, and most significantly in gas inventory, as a result of lower gas prices in the current period as compared with the prior period for our Regulated Natural Gas segment.

During the first three months of 2024, we incurred $252,998 of capital expenditures, issued $618,008 of long-term debt, received $166,563 from the sale of assets, repaid short-term debt, and made sinking fund contributions and other long-term debt repayments in aggregate of $659,272. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, information technology improvements, and other enhancements and improvements. The proceeds from the issuance of long-term debt, including borrowings from our revolving credit facility, and proceeds from the sale of the non-utility energy projects were used for capital expenditures, repayment of existing indebtedness, and general corporate purposes. Cash flows used in financing activities were lower during the first three months of 2024 principally as a result of the decrease in the amount of the paydown of loans payable associated with the financing of inventory.

On January 8, 2024, the Company issued $500,000 of long-term debt (the “2024 Senior Notes”), less expenses of $4,610, due in 2034 with an interest rate of 5.375%. In August 2023, the Company’s subsidiary, Aqua Pennsylvania, issued $225,000 in aggregate principal amount of first mortgage bonds. The bonds consisted of $175,000 of 5.48% first mortgage bonds due in 2053; and $50,000 of 5.56% first mortgage bonds due in 2061. In January 2023, Aqua Pennsylvania issued $75,000 of first mortgage bonds, due in 2043, and with an interest rate of 5.60%. The proceeds from these borrowings were used to repay existing indebtedness and for general corporate purposes.

On October 14, 2022, the Company entered into at-the market sales agreements (“ATM”) with third-party sales agents, under which the Company may offer and sell shares of its common stock, from time to time, at its option, having an aggregate gross offering price of up to $500,000 pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-255235).  During the three months ended March 31, 2024, there were no sales of common stock under the ATM. As of March 31, 2024, the Company had issued 10,260,833 shares of common stock for net proceeds of $386,023 under the ATM. As of March 31, 2024, approximately $110,000 remained available for sale under the ATM. The Company used the net proceeds from the sales of shares through the ATM for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying outstanding indebtedness.

At March 31, 2024, we had $35,200 of cash and cash equivalents compared to $4,612 at December 31, 2023. During the first three months of 2024, we used the proceeds from long-term debt, the proceeds

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

from issuance of common stock, and proceeds from the sale of the non-utility energy projects, as well as internally generated funds, to fund the cash requirements discussed above and to pay dividends.

At March 31, 2024 our $1,000,000 unsecured revolving credit facility, which expires in December 2027, had $725,162 available for borrowing. Additionally, at March 31, 2024, we had short-term lines of credit of $435,500, primarily used for working capital, of which $348,000 was available for borrowing. On June 29, 2023, Aqua Pennsylvania and Peoples Natural Gas Companies amended the terms of its respective $100,000 and $300,000 364-day revolving credit agreements by extending the maturity dates to June 27, 2024 and updated the adjustment on the Bloomberg Short-Term Bank Yield Index (BSBY) floating rate.  Our short-term lines of credit of $435,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

In March 2024, the Company filed a new universal shelf registration through a filing with the Securities and Exchange Commission (SEC) to allow for the potential future offer and sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities, and other securities specified therein at indeterminate prices.  This registration statement is effective for three years and replaces a similar filing that expires in the second quarter of 2024.

As of March 31, 2024, our credit ratings remained at investment grade levels. On March 19, 2024, S&P lowered its credit rating for the Company, Aqua Pennsylvania, and Peoples Natural Gas Companies from A to A-, citing weakening financial measures as a result of inflationary pressures and our significant capital spending; and revised its outlook from negative to stable for the companies. However, as can be noted in their report, S&P continues to assess our business risk profile as excellent, considering our low-risk and rate-regulated water and gas distribution operations in credit-supportive regulatory environments, our geographic and regulatory diversity, our large and stable residential and commercial customer base, and our solid and reliable operations.  On August 29, 2023, Moody’s Investors Service (“Moody’s”) affirmed the Company’s senior unsecured notes rating of Baa2 and stable outlook; and, affirmed Peoples Natural Gas Companies’ senior secured notes rating of Baa1 and revised its outlook from stable to negative. The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, its ability to fund capital expenditures in a balanced manner using both debt and equity, and its ability to generate cash flow.  A material downgrade of our credit rating may result in the imposition of additional financial and/or other covenants, impact the market prices of equity and debt securities, increase our borrowing costs, and adversely affect our liquidity, among other things. Management continues to enhance our regulatory practices to address regulatory lag and recover capital project costs and increases in operating costs efficiently and timely through various rate-making mechanisms.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Consolidated Results of Operations

Consolidated financial and operational highlights for the periods ended March 31, 2024 and 2023 are presented below.

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)	% change
Operating revenues	$612,069	$726,450	$(114,381)	-15.7%
Operations and maintenance expense	$136,900	$137,994	$(1,094)	-0.8%
Purchased gas	$129,675	$256,315	$(126,640)	-49.4%
Net income	$265,772	$191,434	$74,338	38.8%

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	22.4%	19.0%
Purchased gas	21.2%	35.3%
Depreciation and amortization	14.7%	11.5%
Taxes other than income taxes	4.1%	3.1%
Interest expense, net of interest income	11.8%	9.9%
Net income	43.4%	26.4%

Effective tax rate	-4.2%	-19.8%

Three months ended March 31, 2024 compared with three months ended March 31, 2023

Consolidated operating revenues decreased by $114,381 or 15.7% as compared to the same period in 2023. Revenues from our Regulated Water segment increased by $12,594. Revenues from our Regulated Natural Gas segment and Other business segment decreased by $116,964 and $10,011, respectively. A detailed discussion of the factors contributing to the changes in segment revenue is included below under the section, Segment Results of Operations. The decrease in our Other business segment revenue is due to lower revenues from our non-regulated natural gas operations primarily as a result of lower average gas prices and lower gas usage in the current period as compared to the prior period.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Consolidated operations and maintenance expense decreased by $1,094 or 0.8%, primarily due to:

•decrease in customer assistance surcharge costs of $2,797 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues;

•decrease in operation and maintenance expense of $1,712 as a result of the sale of both the regulated natural gas utility assets in West Virginia in October 2023 and the three non-utility local microgrid and distributed energy projects in January 2024;

•decrease in outside services and other expenses due to higher capitalization as a result of greater capital spend in the current period compared to the prior period; offset by

•an increase in employee related costs of $2,003, primarily resulting from higher salary costs and increased contributions to the Company’s defined contribution plan;

•increase in bad debt expense of $3,224;

•an increase in production costs for water and wastewater operations of $2,397, primarily due to increased purchased water, wastewater, and power costs; and

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $1,127.

Purchased gas decreased by $126,640 or 49.4%. Purchased gas represents the cost of gas sold by Peoples, which for the regulated gas business has a corresponding offset in revenue. The decrease is the result of the impact of lower average cost of gas of $107,916, and the impact of lower gas usage of $18,724 due to warmer weather conditions during the first quarter of 2024 as well as the sale of Peoples West Virginia.

Depreciation and amortization expense increased by $6,010 or 7.2% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new utility systems.

Taxes other than income taxes increased by $2,146 or 9.4% largely due to an increase in property taxes and payroll taxes in our Regulated Natural Gas segment.

Other expense, net - Interest expense, net of interest income increased by $435 or 0.6% for the quarter. Interest expense increased by $5,077 in our Regulated Water segment and decreased by $2,151 for our Regulated Natural Gas segment. Refer to Segment Results of Operations below for further details. Interest expense in Other relates to our corporate operations, and this decreased by $2,491 primarily due to lower average borrowings on our revolving credit facility during the first quarter of 2024.

Allowance for funds used during construction (AFUDC) was $4,681 and $5,688 during the first quarter of 2024 and 2023, respectively. The decrease in 2024 is primarily due to a decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied for our Regulated Water segment.

Gain on sale of assets was $91,625 and $249 during the first quarters of 2024 and 2023, respectively. During the first quarter of 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects and recognized a gain of $91,236.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Income tax benefit - Our effective income tax rate was a benefit of 4.2% and 19.8% in the first quarter of 2024 and 2023, respectively. The decrease in the income tax benefit is primarily attributed to the gain recognized from the sale of the Company’s interest in three non-utility local microgrid and distributed energy projects in the first quarter of 2024 partially offset by the increase in income tax benefit associated with the tax deduction for continued qualifying infrastructure investment.

Segment Results of Operations

Regulated Water Segment

Our Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies which are organized by the states where the Company provides water and wastewater services. The Regulated Water segment is aggregated into one reportable segment.

The following tables present selected operating results and statistics for our Regulated Water segment for the periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)	% change
Operating revenues	$279,894	$267,300	$12,594	4.7%
Operations and maintenance expense	$90,683	$82,802	$7,881	9.5%
Segment net income	$63,905	$77,402	$(13,497)	-17.4%

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	32.4%	31.0%
Depreciation and amortization	20.4%	20.0%
Taxes other than income taxes	5.8%	5.9%
Interest expense, net of interest income	12.4%	11.1%
Segment net income	22.8%	29.0%

Effective tax rate	24.6%	14.9%

Three months ended March 31, 2024 compared with three months ended March 31, 2023

Revenues from our Regulated Water segment increased by $12,594 or 4.7% for the first quarter of 2024 as compared to the same period in 2023, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $11,378;

•additional water and wastewater revenues of $2,990 associated with a larger customer base due to utility acquisitions and organic growth;

•an increase in volume consumption of $1,092; offset by

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•a decrease in non-utility revenue of $2,930, primarily due to higher developer fees earned in the first quarter of 2023.

Operations and maintenance expense for the three months ended March 31, 2024 increased by $7,881 or 9.5% primarily due to the following:

•increase in production costs for water and wastewater operations of $2,397, primarily due to increased purchased water, wastewater, and power costs;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $1,127;

•increase in bad debt expense of $4,458; and

•increase in employee related costs of $1,814 primarily resulting from higher salary costs and increased contributions to the Company’s defined contribution plan.

Depreciation and amortization increased by $3,727 or 7.0% primarily due to continued capital investment to expand and improve our utility facilities and our acquisitions of new utility systems.

Other expense, net – Interest expense, net, increased by $5,077 or 17.1% for the quarter primarily due to higher push down debt borrowings and operating company debt issuances for the Regulated Water segment and increased borrowing costs.

AFUDC decreased by $1,258 or by 25.4% due to the decrease in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Provision for income tax – Our effective income tax rate for our Regulated Water Segment was an expense of 24.6% in the first quarter of 2024, compared to an expense of 14.9% in the first quarter of 2023. The increase in the effective tax rate is primarily the result of changes in the jurisdictional earnings mix, decrease in the amortization of certain regulatory liabilities associated with deferred taxes, and a decrease in the income tax benefit associated with the tax deduction for qualifying infrastructure.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The following tables present selected operating results and statistics for our Regulated Natural Gas segment, for the periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)	% change
Operating revenues	$324,331	$441,295	$(116,964)	-26.5%
Operations and maintenance expense	$45,917	$57,150	$(11,233)	-19.7%
Purchased gas	$125,542	$241,856	$(116,314)	-48.1%
Segment net income	$209,940	$123,546	$86,394	69.9%

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	14.2%	13.0%
Purchased gas	38.7%	54.8%
Depreciation and amortization	10.0%	6.8%
Taxes other than income taxes	2.2%	1.3%
Segment net income	64.7%	28.0%

Effective tax rate	-16.1%	-54.3%

Three months ended March 31, 2024 compared with three months ended March 31, 2023

Operating revenues from the Regulated Natural Gas segment decreased by $116,964 or by 26.5% due to:

•decrease in purchased gas costs of $116,314 during the quarter as compared to the prior period, refer to purchased gas costs discussion below for further information;

•decrease in customer assistance surcharge of $2,797, which has an equivalent offsetting amount in operations and maintenance expense; and offset by,

•an increase of $2,479 due to higher rates and other surcharges.

Operations and maintenance expense for the three months ended March 31, 2024 decreased by $11,233 or 19.7% primarily due to the following:

•decrease in customer assistance surcharge costs of $2,797, which has an equivalent offsetting amount in revenues;

•decrease in bad debt expense of $1,261;

•decrease in operation and maintenance expense of $1,712 as a result of the sale of both the regulated natural gas utility assets in West Virginia in October 2023 and the three non-utility local microgrid and distributed energy projects in January 2024; and

•decrease in outside services and other expenses due to higher capitalization as a result of greater capital spend in the current period.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Fluctuations in the cost of purchased gas impact operating revenues on a dollar-for-dollar basis. Purchased gas decreased by $116,314 or 48.1% as a result of the impact of: (1) decrease in the average cost of gas of $107,122; (2) lower gas usage of $5,994 due to warmer weather conditions during the first quarter of 2024; and (3) the sale of Peoples West Virginia of $3,198 in October 2023.

Depreciation and amortization increased by $2,283 or 7.6% primarily due to continued capital investment.

Taxes other than income taxes increased by $1,599 or 28.4% primarily due an increase in property taxes and payroll taxes.

Other expense, net – Interest expense, net, decreased by $2,151 or 7.8% due to interest incurred in the first quarter of 2023 on refunded gas cost collections, partially offset by an increase in interest expense resulting from higher push down debt borrowings of the Regulated Natural Gas segment with Essential Utilities, Inc.

Gain on sale of assets was $91,581 and $0 during the first quarters of 2024 and 2023, respectively. During the first quarter of 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects and recognized a gain of $91,236.

Income tax benefit – Our effective income tax rate was a benefit of 16.1% in the first quarter of 2024, compared to a benefit of 54.3% in the first quarter of 2023. The decrease in the income tax benefit is primarily attributed to the gain recognized from the sale of the Company’s interest in three non-utility local microgrid and distributed energy projects in the first quarter of 2024 partially offset by the increase in income tax benefit associated with the tax deduction for continued qualifying infrastructure investment.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 16, Recent Accounting Pronouncements, to the consolidated financial statements in this report.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 29, 2024, for additional information on market risks.

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

(b)Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

For a discussion of the Company’s legal proceedings, see Part I – Item I – Note 14 to the Company’s consolidated financial statements.

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, under “Part 1, Item 1A – Risk Factors”.

Item 5 - Other Information

(a) Amendments to the Form of Stock Award Agreements

On May 2, 2024, the Board of Directors approved amendments to the forms of award agreements for the grant of Restricted Stock Units (“RSUs”), Performance-based Share Units (“PSUs”) and stock options to acquire shares of common stock to certain officers of the Company, including the named executive officers. The amendments amend the definition of “Retirement” under the award agreements to mean (i) the executive’s voluntary termination of employment after (A) the executive has attained age fifty-five (55) and has five (5) full years of service with the Company or (B) a combination of age and years of service equal to at least 60, and (ii) the executive has provided the Company at least six (6) months’ advance written notice of such Retirement. In the event of a Retirement, all outstanding awards under the award agreement accelerate and vest in full. However, if a change in control of the Company occurs, the provisions in the award agreement with respect to the impact of a change in control supersede this amended Retirement provision. The changes to the award agreements will apply prospectively to any new awards made to the designated officers.

(c) Security Trading Plans of Directors and Executive Officers

During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6 – Exhibits

Exhibit No.	Description

10.1*!	Form of 2025 Restricted Stock Unit Grant Terms and Conditions for Certain Officers and Executive Officers

10.2*!	Form of 2025 Stock Option Terms and Conditions for Certain Officers and Executive Officers

10.3*!	Form of 2025 Performance Stock Unit Terms and Conditions for Certain Officers and Executive Officers

31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

! Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

May 8, 2024

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer