Form 10-Q
period 2024-06-30
Essential Utilities, Inc.
filed 2024-08-06
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 26, 2024: 273,672,080

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Assets	2024	2023
Property, plant and equipment, at cost	$15,519,111	$14,977,021
Less: accumulated depreciation	2,999,982	2,879,949
Net property, plant and equipment	12,519,129	12,097,072

Current assets:
Cash and cash equivalents	18,819	4,612
Accounts receivable, net	139,768	144,300
Unbilled revenues	74,941	101,436
Inventory - materials and supplies	50,117	47,494
Inventory - gas stored	34,424	65,173
Prepayments and other current assets	28,712	99,884
Regulatory assets	15,952	29,080
Total current assets	362,733	491,979

Regulatory assets	1,895,512	1,766,892
Deferred charges and other assets, net	94,385	102,388
Funds restricted for construction activity	1,402	1,381
Goodwill	2,340,731	2,340,738
Operating lease right-of-use assets	34,791	37,416
Intangible assets	3,433	3,593
Total assets	$17,252,116	$16,841,459

The accompanying notes are an integral part of these condensed consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Liabilities and Equity	2024	2023
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 277,016,906 and 276,595,228 as of June 30, 2024 and December 31, 2023	$138,508	$138,297
Capital in excess of par value	4,149,208	4,137,696
Retained earnings	1,963,716	1,706,675
Treasury stock, at cost, 3,348,009 and 3,299,191 shares as of June 30, 2024 and December 31, 2023	(88,198)	(86,485)
Total stockholders' equity	6,163,234	5,896,183

Long-term debt, excluding current portion	7,057,623	6,870,593
Less: debt issuance costs	46,736	44,508
Long-term debt, excluding current portion, net of debt issuance costs	7,010,887	6,826,085
Commitments and contingencies (See Note 14)

Current liabilities:
Current portion of long-term debt	71,787	67,415
Loans payable	93,267	160,123
Accounts payable	204,772	221,191
Book overdraft	15,500	13,358
Accrued interest	64,430	53,084
Accrued taxes	29,464	40,641
Regulatory liabilities	6,250	31,270
Dividends payable	-	83,929
Other accrued liabilities	143,680	126,916
Total current liabilities	629,150	797,927

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,764,108	1,628,324
Customers' advances for construction	118,121	128,755
Regulatory liabilities	809,399	820,910
Asset retirement obligations	854	848
Operating lease liabilities	31,051	34,425
Pension and other postretirement benefit liabilities	37,948	38,850
Other	23,719	24,086
Total deferred credits and other liabilities	2,785,200	2,676,198

Contributions in aid of construction	663,645	645,066
Total liabilities and equity	$17,252,116	$16,841,459

The accompanying notes are an integral part of these condensed consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Three Months Ended
	June 30,
	2024	2023
Operating revenues	$434,406	$436,700

Operating expenses:
Operations and maintenance	142,512	133,508
Purchased gas	33,728	41,933
Depreciation	89,578	84,937
Amortization	1,068	724
Taxes other than income taxes	22,233	20,348
Total operating expenses	289,119	281,450

Operating income	145,287	155,250

Other expense (income):
Interest expense	73,045	69,182
Interest income	(276)	(970)
Allowance for funds used during construction	(5,229)	(3,424)
Gain on sale of other assets	(203)	(220)
Other, net	701	(323)
Income before income taxes	77,249	91,005
Income tax expense (benefit)	1,864	(263)
Net income	$75,385	$91,268

Comprehensive income	$75,385	$91,268

Net income per common share:
Basic	$0.28	$0.35
Diluted	$0.28	$0.34

Average common shares outstanding during the period:
Basic	273,567	264,418
Diluted	273,953	264,818

The accompanying notes are an integral part of these condensed consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023
Operating revenues	$1,046,475	$1,163,150

Operating expenses:
Operations and maintenance	279,412	271,502
Purchased gas	163,403	298,248
Depreciation	178,294	167,860
Amortization	2,156	1,595
Taxes other than income taxes	47,257	43,226
Total operating expenses	670,522	782,431

Operating income	375,953	380,719

Other expense (income):
Interest expense	146,318	141,850
Interest income	(1,265)	(1,789)
Allowance for funds used during construction	(9,910)	(9,112)
Gain on sale of other assets	(91,828)	(469)
Other, net	259	(563)
Income before income taxes	332,379	250,802
Income tax benefit	(8,778)	(31,900)
Net income	$341,157	$282,702

Comprehensive income	$341,157	$282,702

Net income per common share:
Basic	$1.25	$1.07
Diluted	$1.25	$1.07

Average common shares outstanding during the period:
Basic	273,472	264,306
Diluted	273,869	264,840

The accompanying notes are an integral part of these condensed consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		June 30,	December 31,
		2024	2023
Stockholders' equity:
Common stock, $0.50 par value		$138,508	$138,297
Capital in excess of par value		4,149,208	4,137,696
Retained earnings		1,963,716	1,706,675
Treasury stock, at cost		(88,198)	(86,485)
Total stockholders' equity		6,163,234	5,896,183

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2024 to 2033	2,821	2,935
1.00% to 1.99%	2024 to 2039	7,165	7,538
2.00% to 2.99%	2024 to 2058	207,025	207,917
3.00% to 3.99%	2024 to 2056	1,310,212	1,313,932
4.00% to 4.99%	2024 to 2059	1,242,197	1,245,727
5.00% to 5.99%	2024 to 2061	313,306	312,745
6.00% to 6.99%	2026 to 2036	31,000	31,000
7.00% to 7.99%	2025 to 2027	28,007	28,125
8.00% to 8.99%	2025	877	1,289
9.00% to 9.99%	2026	11,800	11,800
		3,154,410	3,163,008

Notes payable to bank under revolving credit agreement, variable rate, due 2027		430,000	720,000
Unsecured notes payable:
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59% due 2029 through 2050		1,125,000	1,125,000
Notes at 5.375%, due 2034		500,000	-
Notes at 4.276%, due 2049		500,000	500,000
Notes at 5.30%, due 2052		500,000	500,000
Notes at 5.95%, due 2024 through 2034		20,000	30,000
Total long-term debt		7,129,410	6,938,008

Current portion of long-term debt		71,787	67,415
Long-term debt, excluding current portion		7,057,623	6,870,593
Less: debt issuance costs		46,736	44,508
Long-term debt, excluding current portion, net of debt issuance costs		7,010,887	6,826,085

Total capitalization		$13,174,121	$12,722,268

The accompanying notes are an integral part of these condensed consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2023	$138,297	$4,137,696	$1,706,675	$(86,485)	$5,896,183
Net income	-	-	265,772	-	265,772
Dividends of March 1, 2024 ($0.3071 per share)	-	-	(1)	-	(1)
Dividends of June 1, 2024 declared ($0.3071 per share)	-	-	(83,998)	-	(83,998)
Issuance of common stock under dividend reinvestment plan (117,210 shares)	59	3,823	-	-	3,882
Repurchase of stock (62,872 shares)	-	-	-	(2,231)	(2,231)
Equity compensation plan (160,694 shares)	80	(80)	-	-	-
Exercise of stock options (4,971 shares)	2	173	-	-	175
Stock-based compensation	-	1,049	73	-	1,122
Other	-	(51)	-	274	223
Balance at March 31, 2024	$138,438	$4,142,610	$1,888,521	$(88,442)	$6,081,127
Net income	-	-	75,385	-	75,385
Dividends of June 1, 2024 ($0.3071 per share)	-	-	(1)	-	(1)
Issuance of common stock under dividend reinvestment plan (108,544 shares)	54	3,736	-	-	3,790
Repurchase of stock (30 shares)	-	-	-	(1)	(1)
Equity compensation plan (23,142 shares)	12	(12)	-	-	-
Exercise of stock options (7,117 shares)	4	244	-	-	248
Stock-based compensation	-	2,751	(189)	-	2,562
Other	-	(121)	-	245	124
Balance at June 30, 2024	$138,508	$4,149,208	$1,963,716	$(88,198)	$6,163,234

The accompanying notes are an integral part of these condensed consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

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

The accompanying notes are an integral part of these condensed consolidated financial statements

Click or tap here to enter text.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$341,157	$282,702
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	180,450	169,455
Deferred income taxes	(12,404)	(34,711)
Provision for doubtful accounts	13,843	11,594
Stock-based compensation	3,825	6,950
Gain on sale of utility systems and other assets	(91,828)	(469)
Net change in receivables, deferred purchased gas costs, inventory and prepayments	21,222	300,648
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(24,245)	(90,739)
Other, net	(5,594)	(24,008)
Net cash flows from operating activities	426,426	621,422
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $3,482 and $2,587	(548,868)	(547,600)
Acquisitions of utility systems, net	(67)	(25,793)
Net proceeds from the sale of utility systems and other assets	166,982	613
Other, net	(158)	386
Net cash flows used in investing activities	(382,111)	(572,394)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	7,361	9,375
Repayments of customers' advances	(3,009)	(1,958)
Net repayments of short-term debt	(66,857)	(180,457)
Proceeds from long-term debt	789,946	384,715
Repayments of long-term debt	(597,972)	(136,604)
Change in cash overdraft position	2,143	3,795
Proceeds from issuance of common stock under dividend reinvestment plan	7,672	8,069
Proceeds from issuance of common stock from at-the-market sale agreement	-	19,294
Proceeds from exercised stock options	423	209
Repurchase of common stock	(2,232)	(3,953)
Dividends paid on common stock	(167,930)	(151,686)
Other, net	347	417
Net cash flows used in financing activities	(30,108)	(48,784)
Net change in cash and cash equivalents	14,207	244
Cash and cash equivalents at beginning of period	4,612	11,398
Cash and cash equivalents at end of period	$18,819	$11,642

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$131,189	$124,503
Non-cash utility property contributions	18,791	25,980

The accompanying notes are an integral part of these condensed consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at June 30, 2024, the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2024, and the unaudited condensed consolidated statements of cash flow and of equity for the six months ended June 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of only recurring accruals, which are necessary to present a fair statement of its condensed consolidated balance sheets, condensed consolidated statements of capitalization, condensed consolidated statements of equity, condensed consolidated statements of operations and comprehensive income, and condensed consolidated statements of cash flow for the periods presented, have been made.

The preparation of financial statements often requires the selection of specific accounting methods and policies. Significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in its condensed consolidated balance sheets, the revenues and expenses in its condensed consolidated statements of operations and comprehensive income, and the information that is contained in its summary of significant accounting policies and notes to condensed consolidated financial statements. Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time. Furthermore, we are exposed to the uncertain state of the economy and macroeconomic conditions, including inflation and rising interest rates. As these continue to evolve, future events and effects related to these conditions cannot be determined with precision. Accordingly, actual amounts or future results can differ materially from those estimates that the Company includes currently in its condensed consolidated financial statements, summary of significant accounting policies, and notes.

There have been no changes to the summary of significant accounting policies previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	June 30, 2024				June 30, 2023
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$165,412	$36,053	$70,597	$-	$167,121	$34,046	$76,476	$-
Commercial	45,796	8,808	14,408	-	46,774	8,656	16,297	-
Fire protection	10,742	-	-	-	10,185	-	-	-
Industrial	8,638	564	357	-	8,289	509	471	-
Gas transportation & storage	-	-	35,391	-	-	-	34,862	-
Other water	19,893	-	-	-	11,917	-	-	-
Other wastewater	-	2,762	-	-	-	2,730	-	-
Other utility	-	-	7,450	2,901	-	-	10,845	2,649
Revenues from contracts with customers	250,481	48,187	128,203	2,901	244,286	45,941	138,951	2,649
Alternative revenue program	1,024	(114)	(15)	-	767	29	32	-
Other and eliminations	-	-	-	3,739	-	-	-	4,045
Consolidated	$251,505	$48,073	$128,188	$6,640	$245,053	$45,970	$138,983	$6,694

	Six Months Ended				Six Months Ended
	June 30, 2024				June 30, 2023
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$317,243	$71,647	$277,523	$-	$314,373	$67,536	$368,706	$-
Commercial	87,533	17,790	56,579	-	87,728	17,247	81,454	-
Fire protection	21,123	-	-	-	20,444	-	-	-
Industrial	16,780	1,106	1,247	-	16,146	1,087	2,260	-
Gas transportation & storage	-	-	105,882	-	-	-	102,515	-
Other water	35,500	-	-	-	20,761	-	-	-
Other wastewater	-	6,386	-	-	-	5,464	-	-
Other utility	-	-	10,152	5,711	-	-	23,922	8,808
Revenues from contracts with customers	478,179	96,929	451,383	5,711	459,452	91,334	578,857	8,808
Alternative revenue program	1,680	(127)	1,136	-	1,169	209	1,421	-
Other and eliminations	-	-	-	11,584	-	-	-	21,900
Consolidated	$479,859	$96,802	$452,519	$17,295	$460,621	$91,543	$580,278	$30,708

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 3 – Acquisitions

Water and Wastewater Utility Acquisitions - Completed

In May 2024, the Company acquired the wastewater utility assets of Westfield HOA, which serves approximately 200 customers within Westfield Homeowners Subdivision in Glenview, Illinois for a cash purchase price of $67.

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

Water and Wastewater Utility Acquisitions – Pending Completion

In June 2024, the Company entered into a purchase agreement to acquire private water and wastewater utility assets in Harris County, Texas, which serves approximately 400 equivalent retail customers for $1,125.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In October 2021, the Company entered into a purchase agreement to acquire the wastewater utility assets of the City of Beaver Falls, Pennsylvania which consists of approximately 7,600 equivalent retail customers for $41,250.

The purchase price for these pending acquisitions are subject to certain adjustments at closing, and are subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of these acquisitions by utilizing our revolving credit facility until permanent debt and common equity are secured. These pending acquisitions are expected to close in 2025. Closing for our utility acquisitions are subject to the timing of the respective regulatory approval processes.

East Whiteland Purchase Agreement

On July 29, 2022, the Pennsylvania Public Utility Commission issued an order (the “PUC Order”) approving the Company’s acquisition of the municipal wastewater assets of East Whiteland Township, Chester County, Pennsylvania, which serves 4,018 customers (the “East Whiteland Wastewater Assets”). On August 12, 2022, the Company acquired the East Whiteland Wastewater Assets for a cash purchase price of $54,374. Subsequently on August 25, 2022, the Office of Consumer Advocate (“OCA”) filed an appeal of the PUC Order to the Pennsylvania Commonwealth Court. On July 31, 2023, a decision was issued by the Pennsylvania Commonwealth Court, in which the Pennsylvania Commonwealth Court agreed with the OCA and reversed the PUC order which approved the acquisition. On September 26, 2023, the Pennsylvania Commonwealth Court denied our motion for reargument. On October 26, 2023, the Company, the Pennsylvania Public Utility Commission, and East Whiteland Township filed an appeal to the Pennsylvania Supreme Court. East Whiteland Township filed to Supplement its Petition for Allowance of Appeal on January 2, 2024. On January 16, 2024, the Company, the OCA and the PUC filed Answers to East Whiteland Township’s Petition. On June 14, 2024, the Pennsylvania Supreme Court granted the Petitions for Allowance of Appeal of the Pennsylvania Public Utility Commission, the Company, and East Whiteland Township. Management believes the final resolution of this matter will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In October 2023, the Company entered into an agreement to sell its interest in three non-utility local microgrid and distributed energy projects for $165,000. As of December 31, 2023, balances associated with these projects of $63,182 were included in prepayments and other current assets in the condensed consolidated balance sheets. The sale was completed in January 2024, and the Company recognized a gain of $91,236 during the first quarter of 2024 which is included in other expense (income) in the accompanying condensed consolidated statement of operations.

Note 5 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2023	$58,450	$2,277,447	$4,841	$2,340,738
Reclassification to utility plant acquisition adjustment	(7)	-	-	(7)
Balance at June 30, 2024	$58,443	$2,277,447	$4,841	$2,340,731

The reclassification of goodwill to utility plant acquisition adjustment results from a mechanism approved by the applicable utility commission. The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with some acquisitions upon achieving specific objectives.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 6 – Capitalization

In March 2024, the Company filed a new universal shelf registration with the Securities and Exchange Commission (SEC) to allow for the potential future offer and sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities, and other securities specified therein at indeterminate prices.  This registration statement is effective for three years and replaces a similar filing that expired in the second quarter of 2024.

At-the-Market Offering

On October 14, 2022, the Company entered into at-the market sales agreements (“2022 ATM”) with third-party sales agents, under which the Company offered and sold shares of its common stock, from time to time, at its option, pursuant to the Company’s then-effective shelf registration statement on Form S-3 (File No. 333-255235) that expired in April 2024. The Company used the net proceeds from the sales of shares through the 2022 ATM for working capital, capital expenditures, water and wastewater utility acquisitions and repaying outstanding indebtedness. During the three and six months ended June 30, 2024, there were no common stock sales under the 2022 ATM. As of December 31, 2023, the Company had issued 10,260,833 shares of common stock for net proceeds of $386,023 under the 2022 ATM.

Long-term Debt and Loans Payable

On June 12, 2024, Aqua Pennsylvania and Peoples Natural Gas Companies amended the terms of their respective $100,000 and $300,000, 364-day revolving credit agreements, as follows: (1) extended the maturity dates to June 10, 2025; and (2) revised the interest rate index from the Bloomberg Short-Term Bank Yield Index (BSBY) to the Secured Overnight Financing Rate (SOFR).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 7 – Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the six months ended June 30, 2024 and 2023.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of June 30, 2024 and December 31, 2023, the carrying amount of the Company’s loans payable was $93,267 and $160,123, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents, is determined based on Level 1 methods and assumptions. As of June 30, 2024 and December 31, 2023, the carrying amounts of the Company's cash and cash equivalents was $18,819 and $4,612, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of June 30, 2024 and December 31, 2023, the carrying amount of these securities was $28,968 and $26,442, respectively, which equates to their fair value, and is reported in the condensed consolidated balance sheet in deferred charges and other assets.

Unrealized gain and loss on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net gain recognized during the period on equity securities	$197	$211	$618	$342
Less: net gain recognized during the period on equity securities sold during the period	-	-	-	-
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$197	$211	$618	$342

The net gain recognized on equity securities is presented on the condensed consolidated statements of operations and comprehensive income on the line item “Other, net”.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	June 30,	December 31,
	2024	2023
Carrying amount	$7,129,410	$6,938,009
Estimated fair value	6,036,732	5,980,722

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company’s customers’ advances for construction have a carrying value of $118,121 as of June 30, 2024, and $128,755 as of December 31, 2023. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates. Portions of these non-interest-bearing instruments are payable annually through 2033, and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest-bearing feature.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Average common shares outstanding during the period for basic computation	273,567	264,418	273,472	264,306
Effect of dilutive securities:
Employee stock-based compensation	386	400	397	534
Average common shares outstanding during the period for diluted computation	273,953	264,818	273,869	264,840

The number of outstanding employee stock options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was: 265,378 for the three and six months ended June 30, 2024; and 150,062 for the three and six months ended June 30, 2023. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 9 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the Plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At June 30, 2024, 1,229,638 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock-based compensation within operations and maintenance expenses	$1,082	$1,962	$1,188	$4,405
Income tax benefit	271	492	297	1,104

The following table summarizes the PSU transactions for the six months ended June 30, 2024:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	531,437	$40.03
Granted	227,284	38.10
Performance criteria adjustment	(156,857)	31.59
Share units issued	(96,425)	43.40
Forfeited	(11,599)	41.69
Nonvested share units at end of period	493,840	41.14

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the six months ended June 30, 2024 and 2023 was $38.10 and $45.06, respectively. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months. The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock-based compensation within operations and maintenance expenses	$724	$759	$1,570	$1,440
Income tax benefit	182	190	393	361

The following table summarizes the RSU transactions for the six months ended June 30, 2024:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	192,217	$45.06
Granted	104,661	36.61
Stock units vested and issued	(64,618)	44.45
Forfeited	(4,966)	41.75
Nonvested stock units at end of period	227,294	41.39

The per unit weighted-average fair value at the date of grant for RSUs granted during the six months ended June 30, 2024 and 2023 was $36.61 and $45.61, respectively.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock-based compensation within operations and maintenance expenses	$71	$222	$202	$299
Income tax benefit	17	56	50	75

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the six months ended June 30, 2024:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	882,442	$37.03
Granted	119,548	35.78
Forfeited	(2,055)	39.64
Expired	(1,367)	41.66
Exercised	(12,088)	35.02
Outstanding at end of period	986,480	$36.90	5.6	$1,598

Exercisable at end of period	795,896	$36.30	4.7	$1,414

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock-based compensation within operations and maintenance expenses	$12	$13	$24	$25
Income tax benefit	3	4	6	7

The following table summarizes restricted stock transactions for the six months ended June 30, 2024:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock at beginning of period	1,412	$35.42
Granted	-	-
Vested	-	-
Nonvested restricted stock at end of period	1,412	$35.42

There were no restricted stock awards granted during the six months ended June 30, 2024 and 2023.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Stock Awards – Stock awards represent the issuance of the Company’s common stock, without restriction. The issuance of stock awards results in compensation expense that is equal to the fair market value of the stock on the grant date and is expensed immediately upon grant.

The following table provides the compensation cost and income tax benefit for stock-based compensation related to stock awards:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock-based compensation within operations and maintenance expenses	$840	$570	$840	$780
Income tax benefit	233	160	233	219

The following table summarizes stock award transactions for the six months ended June 30, 2024:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	22,813	36.82
Vested	(22,813)	36.82
Nonvested stock awards at end of period	-	-

The weighted-average fair value at the date of grant for stock awards granted during the six months ended June 30, 2024 and 2023 was $36.82 and $41.78, respectively.

Note 10 – Pension Plans and Other Postretirement Benefits

The Company maintains a qualified defined benefit pension plan (the “Pension Plan”), a nonqualified pension plan, and other postretirement benefit plans for certain of its employees.

The following tables provide the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Service cost	$357	$400	$714	$801
Interest cost	3,908	4,309	7,816	8,617
Expected return on plan assets	(4,696)	(5,673)	(9,392)	(11,345)
Amortization of prior service cost	81	171	162	342
Amortization of actuarial loss	751	809	1,502	1,618
Net periodic benefit cost	$401	$16	$802	$33

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Other
	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Service cost	$363	$337	$726	$674
Interest cost	1,112	1,119	2,224	2,238
Expected return on plan assets	(1,105)	(1,093)	(2,210)	(2,186)
Amortization of actuarial gain	(267)	(330)	(534)	(659)
Net periodic benefit cost	$103	$33	$206	$67

The net periodic benefit cost is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the Company’s employees, mortality, turnover, and medical costs. The Company presents the components of net periodic benefit cost other than service cost in the condensed consolidated statements of operations and comprehensive income on the line item “Other, net”.

There were no cash contributions made to the Pension Plan during the first six months of 2024.

Note 11 – Rate Activity

On May 23, 2024, Aqua Pennsylvania filed an application with the Pennsylvania Public Utility Commission designed to increase rates by $126,675 or 18.9% on an annual basis. The Company anticipates a final order to be issued by February 2025.

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

On December 29, 2023, Peoples Natural Gas filed an application with the Pennsylvania Public Utility Commission designed to increase natural gas rates by $156,024 or 18.7% on an annual basis. The Company received a recommended decision from the administrative law judge on July 15, 2024 and anticipates a final order to be issued by September 2024.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

During the first six months of 2024, two of the Company’s water utility operating divisions in Ohio implemented base rate increases designed to increase total operating revenues on an annual basis by $1,627. Further, during the first six months of 2024, the Company implemented infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $15,729 in its water and wastewater utility operating divisions in Pennsylvania and Illinois, and by $2,293 in its natural gas operating division in Kentucky.

Note 12 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Property	$8,535	$8,431	$17,411	$16,535
Gross receipts, excise and franchise	4,297	4,175	8,600	8,205
Payroll	5,009	4,935	12,520	11,567
Regulatory assessments	1,925	1,715	3,825	3,398
Pumping fees	1,882	181	3,377	1,647
Other	585	911	1,524	1,874
Total taxes other than income	$22,233	$20,348	$47,257	$43,226

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table presents information about the Company’s reportable segments:

	Three Months Ended				Three Months Ended
	June 30, 2024				June 30, 2023
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$302,479	$128,188	$3,739	$434,406	$293,672	$138,983	$4,045	$436,700
Operations and maintenance expense	95,575	49,709	(2,772)	142,512	93,227	41,114	(833)	133,508
Purchased gas	-	32,680	1,048	33,728	-	39,665	2,268	41,933
Depreciation and amortization	57,625	32,632	389	90,646	53,231	32,188	242	85,661
Interest expense, net (a)	34,450	20,869	17,450	72,769	30,523	20,982	16,707	68,212
Allowance for funds used during construction	(3,962)	(1,267)	-	(5,229)	(2,940)	(484)	-	(3,424)
Provision for income taxes (benefit)	14,505	(9,830)	(2,811)	1,864	15,859	(13,314)	(2,808)	(263)
Net income (loss)	87,679	(1,717)	(10,577)	75,385	90,027	13,630	(12,389)	91,268

	Six Months Ended				Six Months Ended
	June 30, 2024				June 30, 2023
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$582,372	452,519	$11,584	$1,046,475	$560,972	580,278	$21,900	$1,163,150
Operations and maintenance expense	186,258	95,626	(2,472)	279,412	176,029	98,264	(2,791)	271,502
Purchased gas	-	158,222	5,181	163,403	-	281,521	16,727	298,248
Depreciation and amortization	114,819	65,043	588	180,450	106,698	62,316	441	169,455
Interest expense, net (a)	69,240	46,225	29,588	145,053	60,236	48,489	31,336	140,061
Allowance for funds used during construction	(7,650)	(2,260)	-	(9,910)	(7,886)	(1,226)	-	(9,112)
Provision for income taxes (benefit)	35,315	(38,980)	(5,113)	(8,778)	29,373	(56,798)	(4,475)	(31,900)
Net income (loss)	151,583	208,223	(18,649)	341,157	167,429	137,176	(21,903)	282,702
Capital expenditures	302,085	246,783	-	548,868	329,862	215,212	2,526	547,600

(a)The regulated water and regulated natural gas segments report interest expense that includes long-term debt that was pushed-down to the regulated operating subsidiaries from Essential Utilities, Inc.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
	2024	2023
Total assets:
Regulated water	$9,638,046	$9,386,347
Regulated natural gas	7,156,351	6,965,350
Other	457,719	489,762
Consolidated	$17,252,116	$16,841,459

Note 14 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of June 30, 2024, the aggregate amount of $23,052 is accrued for loss contingencies and is reported in the Company’s condensed consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has insurance coverage for certain of these loss contingencies, and as of June 30, 2024, estimates that approximately $855 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s condensed consolidated balance sheet as deferred charges and other assets, net.

During a portion of 2019, the Company initiated a do not consume advisory for some of its customers in one division served by the Company’s Illinois subsidiary. The do not consume advisory was lifted in 2019 and, in 2022, the water system was determined to be in compliance with the federal Lead and Copper Rule. The Company has accrued for the penalty and other fees that will be paid as a result of a settlement that was reached with the state and local regulators and approved by the Illinois court with jurisdiction over this matter in July, 2024. In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint seeks class action certification, attorney’s fees, and “damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park, Illinois. The complaint contains allegations of damages as a result of supplied water that exceeded the standards established by the federal Lead and Copper Rule. The complaint is in the discovery phase and class certification has not been granted. The Company has an accrual for the amount of loss asserted in the complaint that we determined to be probable and estimable of being incurred. The Company is vigorously defending against this claim. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Further, the Company submitted a claim for the

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

expenses incurred to its insurance carrier for potential recovery of a portion of these costs and is currently in litigation with one of its carriers seeking to enforce its claims. The Company continues to assess the potential loss contingency on this matter.

A number of the Company’s subsidiaries are parties to several lawsuits against manufacturers of certain per- and polyfluoroalkyl substances or compounds (“PFAS”) for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries throughout its service area. One such suit to which the Company is a party is a multi-district litigation (the “MDL”) lawsuit which commenced on December 7, 2018, in the United States District Court for the District of South Carolina. Several defendants in such lawsuit have agreed to settle. In February and April 2024, the MDL court issued its final approval of the DuPont and 3M class action settlements, respectively.  In April 2024 and May 2024, Tyco Fire Products LP and BASF Corp, respectively, filed similar class action settlements in the MDL court to resolve claims. In June 2024, Tyco Fire Products LP settlement was granted preliminary approval by the MDL court. The Company submitted the phase one public water system claims requirements pursuant to the Dupont and 3M settlement agreements and will submit other requirements within the time period provided by the MDL court. The amount of recovery, if any, by the Company is uncertain.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $1,846 at June 30, 2024 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 15 – Income Taxes

The Company’s effective tax rate was an expense of 2.4% and a benefit of 2.6% for the three and six months ended June 30, 2024, respectively.  The Company’s effective tax rate was a benefit of 0.3% and 12.7% for the three and six months ended June 30, 2023, respectively.  The change in the effective tax rate for the second quarter is mainly due to the decrease in tax benefit associated with the tax deduction for continued qualifying infrastructure investment. The decrease in income tax benefit for the first half of the year is primarily attributed to the gain recognized from the sale of the Company’s interest in three non-utility local microgrid and distributed energy projects in the first quarter of 2024. In determining its interim tax provision, the Company reflects its estimated permanent and flow-through tax differences for the taxable year. The Company uses the flow-through method to account for the tax deduction for qualifying utility infrastructure at its regulated Pennsylvania and New Jersey subsidiaries.

The statutory Federal tax rate is 21.0% for the six months ended June 30, 2024 and 2023. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.50% for all periods presented.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In April 2023, the Internal Revenue Service issued Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. The Company evaluated the safe harbor and intends to adopt the methodology on its 2023 tax return. In the second quarter of 2023, based on the tax legislative guidance that was issued, the Company reevaluated the uncertain tax positions related to the Regulated Water Segment and ultimately released a portion of its historical income tax reserves. Concurrently, the Company deferred this tax benefit from the reserve release as a regulatory liability, as the accounting treatment is expected to be determined in the next rate case that was filed in May 2024.

Note 16 – Recent Accounting Pronouncements and Disclosure Rules

Pronouncements to be adopted upon the effective date:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”.  The ASU enhances the transparency and decision usefulness of income tax disclosures and is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting – Improving Reportable Segment Disclosures (Topic 280).  The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently assessing the timing and impact of adopting the updated provisions.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes.

Recent Developments

Macroeconomic Factors

Our industry has been significantly impacted by inflation, higher interest rates, and other macroeconomic factors. This resulted in an increase in our operating and capital spending requirements in 2022 and 2023. As of the current period, inflation decelerated compared with the prior year, however, it is still above historical levels. Additionally, interest rates remain elevated to curb inflation. We experienced moderate macroeconomic pressures during the first half of 2024, which we expect to continue through the remainder of 2024. We continue to pursue enhancements to our regulatory practices to facilitate the efficient recovery of the increased cost of providing services and infrastructure improvements in our rates and mitigate the inherent regulatory lag associated with traditional rate making processes.

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

On April 19, 2024, the U.S. Environmental Protection Agency (“EPA”) announced a final rule that designated two PFAS chemicals, perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), as hazardous substances under the under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as Superfund.  This final action will address PFOA and PFOS contamination by enabling investigation and cleanup of these harmful chemicals and ensuring that leaks, spills, and other releases are reported. In addition to the final rule, EPA issued a separate CERCLA enforcement discretion policy that makes it clear that EPA will focus enforcement on parties who significantly contributed to the release of PFAS chemicals into the environment, including parties that have manufactured PFAS or used PFAS in the manufacturing process, federal facilities, and other industrial parties.  The policy identifies examples for operators of public water systems and wastewater systems or entities performing a public service role in providing safe drinking water, handling municipal solid waste, treating or managing stormwater and wastewater, disposing of pollution control residuals, or ensuring beneficial application of wastewater products as a fertilizer substitute. The potential liabilities to the Company, if any, resulting from this rule are currently being evaluated. As of July 2024, multiple lawsuits were filed by various companies and industry groups against the EPA's PFAS rule and are awaiting court action.

The Company continues to advocate for actions to hold polluters accountable and is part of the Multi-District Litigation and other legal actions against multiple PFAS manufacturers and polluters to attempt to ensure that the ultimate responsibility for the cleanup of these contaminants is attributed to the polluters and is seeking damages and other costs to address the contamination of its public water supply systems by PFAS. The Company is also monitoring ongoing litigation and settlement activity with manufacturers of PFAS in these proceedings. For more information, see Part I - Item I - Note 14 to the Company’s condensed consolidated financial statements.

Act 12 Recent Development

On June 13, 2024, the Pennsylvania Public Utility Commission approved revised guidelines and procedures designed to increase public involvement and provide a consistent process for evaluating the acquisition and valuation of municipal or authority-owned water and wastewater systems under Act 12 of 2016 (“Act 12”).  The Company supports refinements to Act 12 that would provide transparency in the acquisition process and timely regulatory review in Pennsylvania.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Liquidity and Capital Resources

Our regulated water and gas business is capital intensive and requires a significant level of capital spending. The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. The Company’s condensed consolidated balance sheet historically has had a negative working capital position whereby our current liabilities routinely exceed our current assets. Management believes that internally generated funds along with existing credit facilities, and the proceeds from the issuance of long-term debt and equity will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements for at least the next twelve months.

Our operating cash flow can be significantly affected by changes in operating working capital, especially during periods with significant changes in natural gas commodity prices and also the timing of our natural gas inventory purchases.  Cash flow from operations was $426,426 for the first half of 2024, compared to $621,422 for the first half of 2023. The net change in working capital and other assets and liabilities resulted in a decrease in cash from operations of $8,617 for the first half of 2024 compared to an increase of $185,901 for the first half of 2023. The change in working capital in 2024 as compared to 2023 was primarily driven by the year over year decrease in accounts receivable, unbilled revenues and deferred purchased gas cost balances, and most significantly in gas inventory.  In 2023, there was a larger decline in natural gas commodity prices as compared to in 2024.

During the first six months of 2024, we incurred $548,868 of capital expenditures, issued $789,946 of long-term debt, received $166,982 from the sale of assets, repaid short-term debt, and made sinking fund contributions and other long-term debt repayments in aggregate of $664,829. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, information technology improvements, and other enhancements and improvements. The proceeds from the issuance of long-term debt, including borrowings from our revolving credit facility, and proceeds from the sale of the non-utility energy projects were used for capital expenditures, repayment of existing indebtedness, and general corporate purposes. Cash flows used in financing activities were lower during the first half of 2024 principally as a result of the decrease in the amount of the paydown of loans payable associated with the financing of inventory.

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

On October 14, 2022, the Company entered into at-the market sales agreements (“2022 ATM”) with third-party sales agents, under which the Company offered and sold shares of its common stock, from time to time, at its option, pursuant to the Company’s then-effective shelf registration statement on Form

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

S-3 (File No. 333-255235) that expired in April 2024.  During the six months ended June 30, 2024, there were no sales of common stock under the 2022 ATM. As of December 31, 2023, the Company had issued 10,260,833 shares of common stock for net proceeds of $386,023 under the 2022 ATM. The Company used the net proceeds from the sales of shares through the 2022 ATM for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying outstanding indebtedness.

At June 30, 2024, we had $18,819 of cash and cash equivalents compared to $4,612 at December 31, 2023. During the first six months of 2024, we used the proceeds from long-term debt, the proceeds from issuance of common stock, and proceeds from the sale of the non-utility energy projects, as well as internally generated funds, to fund the cash requirements discussed above and to pay dividends.

At June 30, 2024 our $1,000,000 unsecured revolving credit facility, which expires in December 2027, had $553,226 available for borrowing. Additionally, at June 30, 2024, we had short-term lines of credit of $435,500, primarily used for working capital, of which $342,233 was available for borrowing. On June 12, 2024, Aqua Pennsylvania and Peoples Natural Gas Companies amended the terms of its respective $100,000 and $300,000 364-day revolving credit agreements by extending the maturity dates to June 10, 2025 and revised the interest rate index from the Bloomberg Short-Term Bank Yield Index (BSBY) to the Secured Overnight Financing Rate (SOFR).  Our short-term lines of credit of $435,500 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

In March 2024, the Company filed a new universal shelf registration with the Securities and Exchange Commission (SEC) to allow for the potential future offer and sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities, and other securities specified therein at indeterminate prices.  This registration statement is effective for three years and replaces a similar filing that expired in the second quarter of 2024.

As of June 30, 2024, our credit ratings remained at investment grade levels. On March 19, 2024, S&P lowered its credit rating for the Company, Aqua Pennsylvania, and Peoples Natural Gas Companies from A to A-, citing weakening financial measures as a result of inflationary pressures and our significant capital spending; and revised its outlook from negative to stable for the companies. However, as can be noted in their report, S&P continues to assess our business risk profile as excellent, considering our low-risk and rate-regulated water and gas distribution operations in credit-supportive regulatory environments, our geographic and regulatory diversity, our large and stable residential and commercial customer base, and our solid and reliable operations.  On August 29, 2023, Moody’s Investors Service (“Moody’s”) affirmed the Company’s senior unsecured notes rating of Baa2 and stable outlook; and, affirmed Peoples Natural Gas Companies’ senior secured notes rating of Baa1 and revised its outlook from stable to negative. The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, its ability to fund capital expenditures in a balanced manner using both debt and equity, and its ability to generate cash flow.  A material downgrade of our credit rating may result in the imposition of additional financial and/or other covenants, impact the market prices of equity and debt securities, increase our borrowing costs, and adversely affect our liquidity, among other things. Management continues to enhance our regulatory practices to address regulatory lag and recover capital

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

project costs and increases in operating costs efficiently and timely through various rate-making mechanisms.

Results of Operations

Consolidated Results of Operations

Consolidated financial and operational highlights for the periods ended June 30, 2024 and 2023 are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues	$434,406	$436,700	$1,046,475	$1,163,150
Operations and maintenance expense	$142,512	$133,508	$279,412	$271,502
Purchased gas	$33,728	$41,933	$163,403	$298,248
Net income	$75,385	$91,268	$341,157	$282,702

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	32.8%	30.6%	26.7%	23.3%
Purchased gas	7.8%	9.6%	15.6%	25.6%
Depreciation and amortization	20.9%	19.6%	17.2%	14.6%
Taxes other than income taxes	5.1%	4.7%	4.5%	3.7%
Interest expense, net of interest income	16.8%	15.6%	13.9%	12.0%
Net income	17.4%	20.9%	32.6%	24.3%

Effective tax rate	2.4%	-0.3%	-2.6%	-12.7%

Three months ended June 30, 2024 compared with three months ended June 30, 2023

Consolidated operating revenues decreased by $2,294 or 0.5% as compared to the same period in 2023. Revenues from our Regulated Water segment increased by $8,807. Revenues from our Regulated Natural Gas segment and Other business segment decreased by $10,795 and $306, respectively. A detailed discussion of the factors contributing to the changes in segment revenue is included below under the section, Segment Results of Operations.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Consolidated operations and maintenance expense increased by $9,004 or 6.7%, primarily due to:

•an increase in customer assistance surcharge costs of $2,563 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $1,286;

•an increase in employee related costs of $625;

•an increase in production costs for water and wastewater operations of $387;

•lower capitalization of overhead costs of $4,391 in our Regulated Natural Gas segment; offset by

•a decrease in bad debt expense of $975; and,

•a decrease in operations and maintenance expense of $2,422 as a result of the sale of both the regulated natural gas utility assets in West Virginia in October 2023 and the three non-utility local microgrid and distributed energy projects in January 2024.

Purchased gas decreased by $8,205 or 19.6%. Purchased gas represents the cost of gas sold by Peoples, which for the regulated gas business has a corresponding offset in revenue. The decrease is the result of lower gas usage of $8,669 due to warmer weather conditions during the second quarter of 2024 as well as the sale of Peoples West Virginia, offset by an increase in the average cost of gas of $464.

Depreciation and amortization expense increased by $4,985 or 5.8% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new utility systems.

Taxes other than income taxes increased by $1,885 or 9.3% largely due to an increase in pumping fees in our Aqua Texas subsidiary during the second quarter of 2024 as compared to the prior period.

Interest expense increased by $4,557 or 6.7% for the quarter. Interest expense increased by $3,927 in our Regulated Water segment and decreased by $113 in our Regulated Natural Gas segment. Refer to Segment Results of Operations below for further details. Interest expense in Other relates to our corporate operations, and this increased by $743 during the second quarter of 2024.

Allowance for funds used during construction (AFUDC) increased by $1,805 or 52.7% due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Our effective income tax rate was an expense of 2.4% and a benefit of 0.3% in the second quarter of 2024 and 2023, respectively. The decrease in the income tax benefit is primarily the result of a decrease in income tax benefit associated with the tax deduction for continued qualifying infrastructure investment.

Six months ended June 30, 2024 compared with six months ended June 30, 2023

Consolidated operating revenues decreased by $116,675 or 10.0% for the six months ended June 30, 2024, as compared to the same period in 2023. Revenues from our Regulated Water segment increased by $21,400. Revenues from our Regulated Natural Gas segment and Other business segment decreased

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

by $127,759 and $10,316, respectively. A detailed discussion of the factors contributing to the changes in segment net revenue is included below under the section, Segment Results of Operations. The decrease in our Other business segment revenue is due to lower revenues from our non-regulated natural gas operations primarily as a result of lower average gas prices and lower gas usage in the current period as compared to the prior period.

Consolidated operations and maintenance increased by $7,910 or 2.9%, primarily due to:

•an increase in employee related costs of $2,628, primarily resulting from higher salary, medical, and prescription costs and increased contributions to the Company’s defined contribution plan;

•an increase in production costs for water and wastewater operations of $2,784, primarily due to increased purchased water, wastewater, and power costs; and

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $2,413;

•lower capitalization of overhead costs of $2,046 in our Regulated Natural Gas segment;

•an increase in bad debt expense of $2,249; offset by,

•a decrease in operation and maintenance expense of $4,134 as a result of the sale of both the regulated natural gas utility assets in West Virginia in October 2023 and the three non-utility local microgrid and distributed energy projects in January 2024; and

•a decrease in customer assistance surcharge costs of $234 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues.

Purchased gas decreased by $134,845 or 45.2%. Purchased gas represents the cost of gas sold by Peoples for the Regulated Natural Gas business and has a corresponding offset in revenue. The decrease is the result of the lower average cost of gas of $107,452 during the six month period compared to prior period, and the impact of lower gas usage of $27,393 due to warmer weather conditions as well as the sale of Peoples West Virginia.

Depreciation and amortization expense increased by $10,995 or 6.5% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new utility systems.

Taxes other than income taxes increased by $4,031 or 9.3% largely due to an increase in property taxes and payroll taxes in our Regulated Natural Gas segment during the first quarter of 2024 and an increase in pumping fees in our Aqua Texas subsidiary during the second quarter of 2024 as compared with the prior period.

Interest expense increased by $4,992 or 3.6% for the first six months of 2024. Interest expense increased by $9,004 in our Regulated Water segment and decreased by $2,264 for our Regulated Natural Gas segment. Refer to Segment Results of Operations below for further details. Interest expense in Other relates to our corporate operations, and this decreased by $1,748 primarily due to lower average borrowings on our revolving credit facility in 2024.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Allowance for funds used during construction (“AFUDC”) increased by $798 or by 8.8% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Gain on sale of assets was $91,828 and $469 during the first half of 2024 and 2023, respectively. During the first quarter of 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects and recognized a gain of $91,236.

Our effective income tax rate was a benefit of 2.6% in the first six months of 2024 and a benefit of 12.7% in the first six months of 2023. The decrease in the income tax benefit is primarily attributed to the gain recognized from the sale of the Company’s interest in three non-utility local microgrid and distributed energy projects in the first quarter of 2024, partially offset by increase in tax benefit associated with the tax deduction for continued qualifying infrastructure investment in our Regulated Natural Gas segment.

Segment Results of Operations

Regulated Water Segment

Our Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies which are organized by the states where the Company provides water and wastewater services. The Regulated Water segment is aggregated into one reportable segment.

The following tables present selected operating results and statistics for our Regulated Water segment for the periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues	$302,479	$293,672	$582,372	$560,972
Operations and maintenance expense	$95,575	$93,227	$186,258	$176,029
Segment net income	$87,679	$90,027	$151,583	$167,429

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	31.6%	31.7%	32.0%	31.4%
Depreciation and amortization	19.1%	18.1%	19.7%	19.0%
Taxes other than income taxes	5.4%	4.8%	5.6%	5.3%
Interest expense, net of interest income	11.4%	10.4%	11.9%	10.7%
Segment net income	29.0%	30.7%	26.0%	29.8%

Effective tax rate	14.2%	15.0%	18.9%	14.9%

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Three months ended June 30, 2024 compared with three months ended June 30, 2023

Revenues from our Regulated Water segment increased by $8,807 or 3.0% for the second quarter of 2024 as compared to the same period in 2023, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $15,082;

•additional water and wastewater revenues of $3,113 associated with a larger customer base due to utility acquisitions and organic growth; offset by

•a decrease in volume consumption of $9,681.

Operations and maintenance expense increased by $2,348 or 2.5% primarily due to the following:

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $1,286;

•an increase in employee related costs of $998 primarily resulting from higher medical and prescription expenses;

•an increase in production costs for water and wastewater operations of $387; offset by

•a decrease in bad debt expense of $772.

Depreciation and amortization increased by $4,394 or 8.3% primarily due to continued capital investment to expand and improve our utility facilities and our acquisitions of new utility systems.

Interest expense, net, increased by $3,927 or 12.9% for the quarter primarily due to higher push down debt borrowings and operating company debt issuances for the Regulated Water segment.

AFUDC increased by $1,022 or by 34.8% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Our effective income tax rate for our Regulated Water Segment was an expense of 14.2% in the second quarter of 2024, compared to an expense of 15.0% in the second quarter of 2023. The decrease in the effective tax rate is primarily the result of the increase in the income tax benefit associated with the tax deduction for qualifying infrastructure.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Six months ended June 30, 2024 compared with six months ended June 30, 2023

Revenues increased by $21,400 or 3.8% for the first six months of 2024 as compared to the same period in 2023, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $26,460;

•additional water and wastewater revenues of $6,103 associated with a larger customer base due to utility acquisitions and organic growth; offset by

•a decrease in non-utility revenue of $2,622, primarily due to higher developer fees earned during the first quarter of 2023; and

•a decrease in volume consumption of $8,589.

Operations and maintenance expense increased by $10,229 or 5.8% primarily due to the following:

•an increase in employee related costs of $2,813 primarily resulting from higher salary, medical, and prescription costs and increased contributions to the Company’s defined contribution plan;

•an increase in production costs for water and wastewater operations of $2,784, primarily due to increased purchased water, wastewater, and power costs;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $2,413; and,

•an increase in bad debt expense of $3,686.

Depreciation and amortization increased by $8,121 or 7.6% primarily due to continued capital investment to expand and improve our utility facilities and our acquisitions of new utility systems.

Interest expense, net, increased by $9,004 or 14.9% primarily due to higher push down debt borrowings and operating company debt issuances for the Regulated Water segment.

Our effective income tax rate for our Regulated Water Segment was an expense of 18.9% in the first six months of 2024 and an expense of 14.9% in the first six months of 2023. The increase in effective tax rate is primarily the result of changes in the jurisdictional earnings mix, decrease in the amortization of certain regulatory liabilities associated with deferred taxes and decrease in the income tax benefit associated with the tax deduction for qualifying infrastructure.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The following tables present selected operating results and statistics for our Regulated Natural Gas segment, for the periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues	$128,188	$138,983	$452,519	$580,278
Operations and maintenance expense	$49,709	$41,114	$95,626	$98,264
Purchased gas	$32,680	$39,665	$158,222	$281,521
Segment net income (loss)	$(1,717)	$13,630	$208,223	$137,176

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	38.8%	29.6%	21.1%	16.9%
Purchased gas	25.5%	28.5%	35.0%	48.5%
Depreciation and amortization	25.5%	23.2%	14.4%	10.7%
Taxes other than income taxes	4.0%	3.9%	2.7%	1.9%
Interest expense, net of interest income	16.3%	15.1%	10.2%	8.4%
Segment net income (loss)	-1.3%	9.8%	46.0%	23.6%

Effective tax rate	85.1%	-4213.3%	-23.0%	-70.7%

Three months ended June 30, 2024 compared with three months ended June 30, 2023

Operating revenues from the Regulated Natural Gas segment decreased by $10,795 or by 7.8% due to:

•a decrease in purchased gas costs of $6,985; refer to purchased gas costs discussion below for further information;

•impact of lower volumes of $726 due to the sale of Peoples West Virginia in 2023 and $5,567 primarily due to warmer weather conditions in 2024 compared to prior period;

•decrease in other utility revenues of $2,013 resulting from the sale of the Company’s interest in three non-utility local microgrid and distributed energy projects; offset by

•an increase of $3,267 due to higher rates and other surcharges, and

•an increase in customer assistance surcharge of $2,563, which has an equivalent offsetting amount in operations and maintenance expense.

Operations and maintenance expense for the three months ended June 30, 2024 increased by $8,595 or 20.9% primarily due to the following:

•an increase in customer assistance surcharge costs of $2,563, which has an equivalent offsetting amount in revenues;

•lower capitalization of overhead costs of $4,391; offset by

•a decrease in operation and maintenance expense of $2,422 as a result of the sale of both the regulated natural gas utility assets in West Virginia in October 2023 and the three non-utility local microgrid and distributed energy projects in January 2024.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the condensed consolidated statement of operations and comprehensive income as purchased gas expenses. Fluctuations in the cost of purchased gas impact operating revenues on a dollar-for-dollar basis. Purchased gas decreased by $6,985 or 17.6% as a result of the impact of: lower gas usage of $7,187 due to warmer weather conditions and $1,567 from the sale of Peoples West Virginia, offset by an increase in the average cost of gas of $1,769 during the current period compared to the prior period.

Depreciation and amortization increased by $444 or 1.4% primarily due to continued capital investment.

AFUDC increased by $783 or by 161.8% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Our effective income tax benefit decreased in the second quarter of 2024 compared to second quarter of 2023. The decrease in the income tax benefit is primarily attributed to the decrease in income tax benefit associated with the tax deduction for continued qualifying infrastructure investment.

Six months ended June 30, 2024 compared with six months ended June 30, 2023

Operating revenues from the Regulated Natural Gas segment decreased by $127,759 or 22.0% due to:

•a decrease in purchased gas costs of $123,299; refer to purchased gas costs discussion below for further information;

•lower gas usage of $3,639 due to the sale of Peoples West Virginia and $2,314 primarily due to warmer weather conditions; and

•a decrease in other utility revenues of $3,142 resulting from the sale of the Company’s interest in three non-utility local microgrid and distributed energy projects; offset by

•an increase of $5,746 due to higher rates and other surcharges.

The Regulated Natural Gas segment is subject to seasonal fluctuations with the peak usage period occurring in the heating season which generally runs from October to March.  A heating degree day (HDD) is each degree that the average of the high and low temperatures for a day is below 65 degrees Fahrenheit in a specific geographic location.  Particularly during the heating season, this measure is used to reflect the demand for natural gas needed for heating based on the extent to which the average temperature falls below a reference temperature above which no heating is required (65 degrees Fahrenheit).  During the first half of 2024, we experienced actual HDDs of 2,616 days, which was warmer by 10.7% than the actual HDDs of 2,931 days in the first six months of 2023 for Pittsburgh Pennsylvania, which we use as a proxy for our western Pennsylvania service territory.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Operations and maintenance expense decreased by $2,638 or 2.7% primarily due to the following:

•a decrease in bad debt expense of $1,464;

•lower capitalization of overhead costs of $2,046;

•a decrease in operation and maintenance expense of $4,134 as a result of the sale of both the regulated natural gas utility assets in West Virginia in October 2023 and the three non-utility local microgrid and distributed energy projects in January 2024;

•a decrease in customer assistance surcharge costs of $234, which has an equivalent offsetting amount in revenues; offset by

•an increase in materials and supplies of $1,422.

Purchased gas decreased by $123,299 or 43.8% during the second half of 2024 compared with the same period in 2023 as a result of the impact of: (1) a decrease in the average cost of gas of $105,353; and (2) lower gas usage of $13,181 due to warmer weather conditions and $4,765 due to the sale of Peoples West Virginia in October 2023.

Depreciation and amortization increased by $2,727 or 4.4% primarily due to continued capital investment in pipe replacement.

Taxes other than income taxes increased by $1,213 or 10.9% mainly due to an increase in property taxes and payroll taxes.

Interest expense, net, decreased by $2,264 or 4.7% due to interest incurred in the first quarter of 2023 on refunded gas cost collections, partially offset by an increase in interest expense resulting from higher push down debt borrowings of the Regulated Natural Gas segment with Essential Utilities, Inc.

AFUDC increased by $1,034 due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Gain on sale of assets was $91,581 and $0 during the first half of 2024 and 2023, respectively. During the first quarter of 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects and recognized a gain of $91,236.

Our effective income tax rate was a benefit of 23.0% in the first six months of 2024 and a benefit of 70.7% in the first six months of 2023. The decrease in income tax benefit is primarily attributed to the gain recognized from the sale of the Company’s interest in three non-utility local microgrid and distributed energy projects in the first quarter of 2024, partially offset by an increase in tax benefit associated with the tax deduction for continued qualifying infrastructure investment.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 16, Recent Accounting Pronouncements, to the condensed consolidated financial statements in this report.

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

(b)Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

For a discussion of the Company’s legal proceedings, see Part I – Item I – Note 14 to the Company’s condensed consolidated financial statements.

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, under “Part 1, Item 1A – Risk Factors”.

Item 5 - Other Information

Security Trading Plans of Directors and Executive Officers

During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as follows:

Name & Title	Character of Trading Arrangement	Date of Adoption/ Termination	Aggregate Number of Shares of Common Stock to be Purchased/Sold Pursuant to Trading Arrangement	Duration of Plan
Christopher Luning, Executive Vice President & General Counsel	Rule 10b5-1(c) Trading Arrangement	Terminated - April 2, 2024	Up to 30,000 shares to be sold	3/5/2024 - 3/31/2025

Item 6 – Exhibits

Exhibit No.	Description

10.1*	Eighth Amendment to Credit Agreement, dated June 12, 2024, by and between Aqua Pennsylvania, Inc. PNC National Bank Association, Citizens Bank N.A., and The Huntington National Bank

10.2*	Fourth Amendment to Credit Agreement, dated June 12, 2024, by and between PNG Companies LLC, PNC National Bank Association, Citizens Bank N.A., and The Huntington National Bank

31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 6, 2024

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer