Form 10-Q
period 2024-09-30
Essential Utilities, Inc.
filed 2024-11-06
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 25, 2024: 274,610,592

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Assets	2024	2023
Property, plant and equipment, at cost	$15,891,451	$14,977,021
Less: accumulated depreciation	3,075,589	2,879,949
Net property, plant and equipment	12,815,862	12,097,072

Current assets:
Cash and cash equivalents	8,436	4,612
Accounts receivable, net	124,767	144,300
Unbilled revenues	79,095	101,436
Inventory - materials and supplies	51,216	47,494
Inventory - gas stored	54,014	65,173
Prepayments and other current assets	25,746	99,884
Regulatory assets	30,659	29,080
Total current assets	373,933	491,979

Regulatory assets	1,897,883	1,766,892
Deferred charges and other assets, net	98,996	102,388
Funds restricted for construction activity	1,412	1,381
Goodwill	2,340,719	2,340,738
Operating lease right-of-use assets	32,470	37,416
Intangible assets	3,351	3,593
Total assets	$17,564,626	$16,841,459

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Liabilities and Equity	2024	2023
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 277,950,436 and 276,595,228 as of September 30, 2024 and December 31, 2023	$138,975	$138,297
Capital in excess of par value	4,186,048	4,137,696
Retained earnings	1,943,876	1,706,675
Treasury stock, at cost, 3,341,458 and 3,299,191 shares as of September 30, 2024 and December 31, 2023	(87,965)	(86,485)
Total stockholders' equity	6,180,934	5,896,183

Long-term debt, excluding current portion	7,279,048	6,870,593
Less: debt issuance costs	48,880	44,508
Long-term debt, excluding current portion, net of debt issuance costs	7,230,168	6,826,085
Commitments and contingencies (See Note 14)

Current liabilities:
Current portion of long-term debt	29,218	67,415
Loans payable	143,017	160,123
Accounts payable	231,443	221,191
Book overdraft	16,795	13,358
Accrued interest	87,519	53,084
Accrued taxes	33,143	40,641
Regulatory liabilities	683	31,270
Dividends payable	-	83,929
Other accrued liabilities	141,325	126,916
Total current liabilities	683,143	797,927

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,788,225	1,628,324
Customers' advances for construction	120,154	128,755
Regulatory liabilities	804,323	820,910
Asset retirement obligations	857	848
Operating lease liabilities	29,153	34,425
Pension and other postretirement benefit liabilities	28,386	38,850
Other	23,859	24,086
Total deferred credits and other liabilities	2,794,957	2,676,198

Contributions in aid of construction	675,424	645,066
Total liabilities and equity	$17,564,626	$16,841,459

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Three Months Ended
	September 30,
	2024	2023
Operating revenues	$435,255	$411,255

Operating expenses:
Operations and maintenance	144,368	147,018
Purchased gas	19,095	16,590
Depreciation	91,448	84,348
Amortization	1,153	1,687
Taxes other than income taxes	24,102	24,207
Total operating expenses	280,166	273,850

Operating income	155,089	137,405

Other expense (income):
Interest expense	76,846	68,590
Interest income	(1,394)	(942)
Allowance for funds used during construction	(5,593)	(5,455)
Loss (gain) on sale of other assets	(239)	285
Other, net	227	(1,438)
Income before income taxes	85,242	76,365
Income tax expense (benefit)	15,840	(3,711)
Net income	$69,402	$80,076

Comprehensive income	$69,402	$80,076

Net income per common share:
Basic	$0.25	$0.30
Diluted	$0.25	$0.30

Average common shares outstanding during the period:
Basic	274,021	266,767
Diluted	274,543	267,176

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023
Operating revenues	$1,481,730	$1,574,405

Operating expenses:
Operations and maintenance	423,780	418,520
Purchased gas	182,498	314,838
Depreciation	269,742	252,208
Amortization	3,309	3,282
Taxes other than income taxes	71,359	67,433
Total operating expenses	950,688	1,056,281

Operating income	531,042	518,124

Other expense (income):
Interest expense	223,164	210,440
Interest income	(2,659)	(2,731)
Allowance for funds used during construction	(15,503)	(14,567)
Gain on sale of other assets	(92,067)	(184)
Other, net	486	(2,001)
Income before income taxes	417,621	327,167
Income tax expense (benefit)	7,062	(35,611)
Net income	$410,559	$362,778

Comprehensive income	$410,559	$362,778

Net income per common share:
Basic	$1.50	$1.37
Diluted	$1.50	$1.37

Average common shares outstanding during the period:
Basic	273,656	265,135
Diluted	274,127	265,688

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		September 30,	December 31,
		2024	2023
Stockholders' equity:
Common stock, $0.50 par value		$138,975	$138,297
Capital in excess of par value		4,186,048	4,137,696
Retained earnings		1,943,876	1,706,675
Treasury stock, at cost		(87,965)	(86,485)
Total stockholders' equity		6,180,934	5,896,183

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2024 to 2053	2,637	2,935
1.00% to 1.99%	2030 to 2046	10,491	7,538
2.00% to 2.99%	2024 to 2058	206,662	207,917
3.00% to 3.99%	2024 to 2056	1,258,624	1,313,932
4.00% to 4.99%	2024 to 2059	1,241,248	1,245,727
5.00% to 5.99%	2028 to 2061	313,193	312,745
6.00% to 6.99%	2026 to 2036	31,000	31,000
7.00% to 7.99%	2025 to 2027	27,947	28,125
8.00% to 8.99%	2025	664	1,289
9.00% to 9.99%	2026	11,800	11,800
		3,104,266	3,163,008

Notes payable to bank under revolving credit agreement, variable rate, due 2027		159,000	720,000
Unsecured notes payable:
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59% due 2029 through 2050		1,125,000	1,125,000
Notes at 4.276%, due 2049		500,000	500,000
Notes at 4.80%, due 2027		500,000	-
Notes at 5.30%, due 2052		500,000	500,000
Notes at 5.375%, due 2034		500,000	-
Notes at 5.95%, due 2024 through 2034		20,000	30,000
Total long-term debt		7,308,266	6,938,008

Current portion of long-term debt		29,218	67,415
Long-term debt, excluding current portion		7,279,048	6,870,593
Less: debt issuance costs		48,880	44,508
Long-term debt, excluding current portion, net of debt issuance costs		7,230,168	6,826,085

Total capitalization		$13,411,102	$12,722,268

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2023	$138,297	$4,137,696	$1,706,675	$(86,485)	$5,896,183
Net income	-	-	265,772	-	265,772
Dividends of March 1, 2024 ($0.3071 per share)	-	-	(1)	-	(1)
Dividends of June 1, 2024 declared ($0.3071 per share)	-	-	(83,998)	-	(83,998)
Issuance of common stock under dividend reinvestment plan (117,210 shares)	59	3,823	-	-	3,882
Repurchase of stock (62,872 shares)	-	-	-	(2,231)	(2,231)
Equity compensation plan (160,694 shares)	80	(80)	-	-	-
Exercise of stock options (4,971 shares)	2	173	-	-	175
Stock-based compensation	-	1,049	73	-	1,122
Other	-	(51)	-	274	223
Balance at March 31, 2024	$138,438	$4,142,610	$1,888,521	$(88,442)	$6,081,127
Net income	-	-	75,385	-	75,385
Dividends of June 1, 2024 ($0.3071 per share)	-	-	(1)	-	(1)
Issuance of common stock under dividend reinvestment plan (108,544 shares)	54	3,736	-	-	3,790
Repurchase of stock (30 shares)	-	-	-	(1)	(1)
Equity compensation plan (23,142 shares)	12	(12)	-	-	-
Exercise of stock options (7,117 shares)	4	244	-	-	248
Stock-based compensation	-	2,751	(189)	-	2,562
Other	-	(121)	-	245	124
Balance at June 30, 2024	$138,508	$4,149,208	$1,963,716	$(88,198)	$6,163,234
Net income	-	-	69,402	-	69,402
Dividends of September 1, 2024 ($0.3255 per share)	-	-	(89,081)	-	(89,081)
Issuance of common stock under dividend reinvestment plan (106,063 shares)	53	3,878	-	-	3,931
Issuance of common stock from at-the-market sale agreements (823,595 shares)	412	31,671	-	-	32,083
Repurchase of stock (73 shares)	-	-	-	(2)	(2)
Equity compensation plan (577 shares)	-	-	-	-	-
Exercise of stock options (3,295 shares)	2	113	-	-	115
Stock-based compensation	-	1,525	(161)	-	1,364
Other	-	(347)	-	235	(112)
Balance at September 30, 2024	$138,975	$4,186,048	$1,943,876	$(87,965)	$6,180,934

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$410,559	$362,778
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	273,051	255,490
Deferred income taxes	1,569	(40,541)
Provision for doubtful accounts	15,818	17,021
Stock-based compensation	5,363	8,929
Gain on sale of utility systems and other assets	(92,067)	(184)
Net change in receivables, deferred purchased gas costs, inventory and prepayments	(9,543)	265,922
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	40,703	(5,266)
Pension and other postretirement benefits contributions	(9,394)	(20,343)
Other, net	(13,549)	(39,237)
Net cash flows from operating activities	622,510	804,569
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $5,381 and $4,502	(932,498)	(874,491)
Acquisitions of utility systems, net	(602)	(45,303)
Net proceeds from the sale of utility systems and other assets	167,274	634
Other, net	(218)	451
Net cash flows used in investing activities	(766,044)	(918,709)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	10,245	13,151
Repayments of customers' advances	(4,121)	(5,222)
Net repayments of short-term debt	(17,106)	(96,668)
Proceeds from long-term debt	1,394,411	681,203
Repayments of long-term debt	(1,024,722)	(570,634)
Change in cash overdraft position	3,437	(9,006)
Proceeds from issuance of common stock under dividend reinvestment plan	11,603	12,061
Proceeds from issuance of common stock from at-the-market sale agreement	32,083	322,983
Proceeds from exercised stock options	538	229
Repurchase of common stock	(2,234)	(3,955)
Dividends paid on common stock	(257,011)	(232,916)
Other, net	235	21
Net cash flows from financing activities	147,358	111,247
Net change in cash and cash equivalents	3,824	(2,893)
Cash and cash equivalents at beginning of period	4,612	11,398
Cash and cash equivalents at end of period	$8,436	$8,505

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$121,371	$106,150
Non-cash utility property contributions	37,098	36,913

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at September 30, 2024, the unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2024, and the unaudited condensed consolidated statements of cash flow and of equity for the nine months ended September 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of only recurring accruals, which are necessary to present a fair statement of its condensed consolidated balance sheets, condensed consolidated statements of capitalization, condensed consolidated statements of equity, condensed consolidated statements of operations and comprehensive income, and condensed consolidated statements of cash flow for the periods presented, have been made.

The preparation of financial statements often requires the selection of specific accounting methods and policies. Significant estimates and judgments may be required in selecting and applying those methods and policies in the recognition of the assets and liabilities in its condensed consolidated balance sheets, the revenues and expenses in its condensed consolidated statements of operations and comprehensive income, and the information that is contained in its summary of significant accounting policies and notes to condensed consolidated financial statements. Making these estimates and judgments requires the analysis of information concerning events that may not yet be complete and of facts and circumstances that may change over time. Furthermore, we are exposed to the uncertain state of the economy and macroeconomic conditions, including inflation and volatility of interest rates. As these continue to evolve, future events and effects related to these conditions cannot be determined with precision. Accordingly, actual amounts or future results can differ materially from those estimates that the Company includes currently in its condensed consolidated financial statements, summary of significant accounting policies, and notes.

There have been no changes to the summary of significant accounting policies previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	September 30, 2024				September 30, 2023
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$182,616	$37,450	$49,398	$-	$173,331	$36,096	$46,501	$-
Commercial	52,577	9,779	9,838	-	49,699	9,396	9,577	-
Fire protection	10,670	-	-	-	10,350	-	-	-
Industrial	9,747	1,043	228	-	9,438	500	353	-
Gas transportation & storage	-	-	27,576	-	-	-	26,636	-
Other water	23,631	-	-	-	15,549	-	-	-
Other wastewater	-	3,450	-	-	-	2,827	-	-
Other utility	-	-	9,334	2,677	-	-	11,731	2,898
Revenues from contracts with customers	279,241	51,722	96,374	2,677	258,367	48,819	94,798	2,898
Alternative revenue program	782	55	357	-	434	73	-	-
Other and eliminations	-	-	-	4,047	-	-	-	5,866
Consolidated	$280,023	$51,777	$96,731	$6,724	$258,801	$48,892	$94,798	$8,764

	Nine Months Ended				Nine Months Ended
	September 30, 2024				September 30, 2023
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$499,859	$109,097	$326,921	$-	$487,704	$103,632	$415,207	$-
Commercial	140,110	27,569	66,417	-	137,427	26,643	91,031	-
Fire protection	31,793	-	-	-	30,794	-	-	-
Industrial	26,527	2,149	1,475	-	25,584	1,587	2,613	-
Gas transportation & storage	-	-	133,458	-	-	-	129,151	-
Other water	59,131	-	-	-	36,310	-	-	-
Other wastewater	-	9,836	-	-	-	8,291	-	-
Other utility	-	-	19,486	8,389	-	-	35,653	11,706
Revenues from contracts with customers	757,420	148,651	547,757	8,389	717,819	140,153	673,655	11,706
Alternative revenue program	2,462	(72)	1,493	-	1,603	282	1,421	-
Other and eliminations	-	-	-	15,630	-	-	-	27,766
Consolidated	$759,882	$148,579	$549,250	$24,019	$719,422	$140,435	$675,076	$39,472

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 3 – Acquisitions

Water and Wastewater Utility Acquisitions - Completed

In October 2024, the Company acquired wastewater utility assets in Morgan County, Indiana, which serves approximately 100 customers for $500.

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

Water and Wastewater Utility Acquisitions – Pending Completion

In October 2024, the Company entered into a purchase agreement to acquire Integra Water Texas, LLC’s wastewater system assets in Bastrop County, Texas, which serves approximately 1,100 customers for $4,400.

In August 2024, the Company entered into a purchase agreement to acquire the Village of Midvale’s water system in Ohio, which serves approximately 900 customers for $2,950.

In June 2024, the Company entered into a purchase agreement to acquire private water and wastewater utility assets in Harris County, Texas, which serves approximately 400 equivalent retail customers for $1,125.

In December 2023, the Company entered into a purchase agreement to acquire North Versailles Township Sanitary Authority’s wastewater assets in Pennsylvania which serves approximately 4,400 customers for between $25,000 and $30,000. In August 2024, the purchase agreement was terminated mutually by the Company and the Authority.

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

East Whiteland Purchase Agreement

On July 29, 2022, the Pennsylvania Public Utility Commission issued an order (the “PUC Order”) approving the Company’s acquisition of the municipal wastewater assets of East Whiteland Township, Chester County, Pennsylvania, which serves 4,018 customers (the “East Whiteland Wastewater Assets”). On August 12, 2022, the Company acquired the East Whiteland Wastewater Assets for a cash purchase price of $54,374. Subsequently on August 25, 2022, the Office of Consumer Advocate (“OCA”) filed an appeal of the PUC Order to the Pennsylvania Commonwealth Court. On July 31, 2023, a decision was issued by the Pennsylvania Commonwealth Court, in which the Pennsylvania Commonwealth Court agreed with the OCA and reversed the PUC order which approved the acquisition. On September 26, 2023, the Pennsylvania Commonwealth Court denied our motion for reargument. On October 26, 2023, the Company, the Pennsylvania Public Utility Commission, and East Whiteland Township filed an appeal to the Pennsylvania Supreme Court. East Whiteland Township filed to Supplement its Petition for Allowance of Appeal on January 2, 2024. On January 16, 2024, the Company, the OCA and the PUC filed Answers to East Whiteland Township’s Petition. On June 14, 2024, the Pennsylvania Supreme Court granted the Petitions for Allowance of Appeal of the Pennsylvania Public Utility Commission, the Company, and East Whiteland Township. The Company, the Pennsylvania Public Utility Commission, East Whiteland Township, and several Amicus Curiae filed Initial Briefs on September 26, 2024. The OCA filed a Joint Motion to Modify the Briefing Schedule on October 1, 2024 to allow additional time for the OCA’s brief and reply briefs from the other parties. Management believes the final resolution of this matter will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Note 5 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2023	$58,450	$2,277,447	$4,841	$2,340,738
Reclassification to utility plant acquisition adjustment	(19)	-	-	(19)
Balance at September 30, 2024	$58,431	$2,277,447	$4,841	$2,340,719

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

At-the-Market Offering

On August 13, 2024, we filed a prospectus supplement under the 2024 universal shelf registration statement relating to a new at-the-market equity sales program (“ATM”), under which we may issue and sell shares of our common stock up to an aggregate offering price of $1,000,000 (“2024 ATM”). This 2024 ATM replaced our previous ATM filed on October 14, 2022 (“2022 ATM”).

During the three and nine months ended September 30, 2024, we issued 823,595 shares of common stock for net proceeds of approximately $32,000 under the 2024 ATM. As of September 30, 2024, the 2024 ATM had approximately $968,000 of equity available for issuance. As of December 31, 2023, the Company had issued 10,260,833 shares of common stock for net proceeds of $386,023 under the 2022 ATM. There were no common stock sales under the 2022 ATM in 2024. The Company used the net proceeds from the sales of shares through the 2022 and 2024 ATMs for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying a portion of outstanding indebtedness.

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

On August 15, 2024, the Company issued $500,000 of senior notes, less expenses of $3,015, due in 2027, with an interest rate of 4.80%. On January 8, 2024, the Company issued $500,000 of senior notes, less expenses of $4,610, due in 2034, with an interest rate of 5.375%. The Company used the net proceeds from the issuance of these notes (1) to repay a portion of the borrowings under the Company’s existing five year unsecured revolving credit facility, and (2) for general corporate purposes.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 7 – Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the nine months ended September 30, 2024 and 2023.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of September 30, 2024 and December 31, 2023, the carrying amount of the Company’s loans payable was $143,017 and $160,123, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents is determined based on Level 1 methods and assumptions. As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company's cash and cash equivalents was $8,436 and $4,612, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of September 30, 2024 and December 31, 2023, the carrying amount of these securities was $30,320 and $26,442, respectively, which equates to their fair value, and is reported in the condensed consolidated balance sheet in deferred charges and other assets.

Unrealized gain and loss on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net gain recognized during the period on equity securities	$365	$155	$984	$497
Less: net gain recognized during the period on equity securities sold during the period	-	-	-	-
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$365	$155	$984	$497

The net gain recognized on equity securities is presented on the condensed consolidated statements of operations and comprehensive income on the line item “Other, net”.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	September 30,	December 31,
	2024	2023
Carrying amount	$7,308,266	$6,938,009
Estimated fair value	6,560,731	5,980,722

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company’s customers’ advances for construction have a carrying value of $120,154 as of September 30, 2024, and $128,755 as of December 31, 2023. Their relative fair values cannot be accurately estimated because future refund payments depend on several variables, including new customer connections, customer consumption levels, and future rates. Portions of these non-interest-bearing instruments are payable annually through 2033, and amounts not paid by the respective contract expiration dates become non-refundable. The fair value of these amounts would, however, be less than their carrying value due to the non-interest-bearing feature.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Average common shares outstanding during the period for basic computation	274,021	266,767	273,656	265,135
Effect of dilutive securities:
Employee stock-based compensation	522	409	471	553
Average common shares outstanding during the period for diluted computation	274,543	267,176	274,127	265,688

The number of outstanding employee stock options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was: 243,780 for the three and nine months ended September 30, 2024; and 150,062 for the three and nine months ended September 30, 2023. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 9 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the Plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock awards, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of Company stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors of the Company, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At September 30, 2024, 1,300,450 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock-based compensation within operations and maintenance expenses	$986	$1,039	$2,174	$5,444
Income tax benefit	248	260	545	1,364

The following table summarizes the PSU transactions for the nine months ended September 30, 2024:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	531,437	$40.03
Granted	227,284	38.10
Performance criteria adjustment	(155,959)	31.50
Share units issued	(96,425)	43.40
Forfeited	(46,419)	41.23
Nonvested share units at end of period	459,918	41.14

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the nine months ended September 30, 2024 and 2023 was $38.10 and $45.06, respectively. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods, generally 36 months. The accrual of compensation costs is based on the Company’s estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The recording of compensation expense for PSUs has no impact on net cash flows.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock-based compensation within operations and maintenance expenses	$508	$746	$2,078	$2,186
Income tax benefit	128	187	521	548

The following table summarizes the RSU transactions for the nine months ended September 30, 2024:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	192,217	$45.06
Granted	104,661	36.61
Stock units vested and issued	(65,625)	44.42
Forfeited	(19,828)	41.36
Nonvested stock units at end of period	211,425	41.40

The per unit weighted-average fair value at the date of grant for RSUs granted during the nine months ended September 30, 2024 and 2023 was $36.61 and $45.53, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock-based compensation within operations and maintenance expenses	$32	$181	$233	$480
Income tax benefit	8	45	58	120

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock option transactions for the nine months ended September 30, 2024:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	882,442	$37.03
Granted	119,548	35.78
Forfeited	(17,917)	39.27
Expired	(7,103)	44.57
Exercised	(15,383)	34.94
Outstanding at end of period	961,587	$36.81	5.2	$2,598

Exercisable at end of period	786,865	$36.24	4.5	$2,296

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock-based compensation within operations and maintenance expenses	$13	$12	$37	$37
Income tax benefit	3	3	10	10

The following table summarizes restricted stock transactions for the nine months ended September 30, 2024:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock at beginning of period	1,412	$35.42
Granted	-	-
Vested	-	-
Nonvested restricted stock at end of period	1,412	$35.42

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

There were no restricted stock awards granted during the nine months ended September 30, 2024 and 2023.

Stock Awards – Stock awards represent the issuance of the Company’s common stock, without restriction. The issuance of stock awards results in compensation expense that is equal to the fair market value of the stock on the grant date and is expensed immediately upon grant.

The following table provides the compensation cost and income tax benefit for stock-based compensation related to stock awards:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock-based compensation within operations and maintenance expenses	$-	$-	$840	$780
Income tax benefit	-	-	233	219

The following table summarizes stock award transactions for the nine months ended September 30, 2024:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	22,813	36.82
Vested	(22,813)	36.82
Nonvested stock awards at end of period	-	-

The weighted-average fair value at the date of grant for stock awards granted during the nine months ended September 30, 2024 and 2023 was $36.82 and $41.78, respectively.

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

The following tables provide the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Service cost	$358	$400	$1,072	$1,201
Interest cost	3,908	4,309	11,724	12,926
Expected return on plan assets	(4,696)	(5,673)	(14,088)	(17,018)
Amortization of prior service cost	82	171	244	513
Amortization of actuarial loss	751	810	2,253	2,428
Net periodic benefit cost	$403	$17	$1,205	$50

	Other
	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Service cost	$363	$337	$1,089	$1,011
Interest cost	1,113	1,119	3,337	3,357
Expected return on plan assets	(1,105)	(1,093)	(3,315)	(3,279)
Amortization of actuarial gain	(267)	(329)	(801)	(988)
Net periodic benefit cost	$104	$34	$310	$101

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

The Company made a cash contribution of $9,394 to the Pension Plan during the third quarter of 2024, which completed the Company’s expected cash contributions for the year.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 11 – Rate Activity

On October 9, 2024, Aqua New Jersey received an order from the New Jersey Board of Public Utilities that was designed to provide an increase in water rates of $2,250 on an annual basis. The order also approved the recovery of customer-side lead service line replacement costs of $11,535, that have been deferred from April 2021 through June 2024, through the use of a customer surcharge over a three-year period. New rates went into effect on October 15, 2024.

On September 12, 2024, the Pennsylvania Public Utility Commission (“PAPUC”) issued an order approving the settlement agreement to the general rate case filed by the Company’s regulated natural gas operating subsidiary, Peoples Natural Gas, that allowed base rate increases designed to increase total annual operating revenues by $93,000 or 11.1%.  At the time the rate order was received, the rates in effect included various surcharges and credits, such as the Distribution System Improvement Charges (“DSIC”) and Tax Cuts and Jobs Act (“TCJA”) amortization credits totaling approximately $21,000 on an annual basis. The order also provided an annualized change in gathering and other operating revenues of approximately $3,000. Consequently the aggregate annual base rates increased approximately $111,000 as the DSIC was reset to zero, and the TCJA amortization credit, other surcharges and other operating revenues were adjusted.  New rates went into effect on September 27, 2024.  The order also approved the implementation of a weather normalization adjustment mechanism (WNA), which is applied to customer bills during the heating season of October through May each year.  The weather normalization adjustment mechanism is designed to stabilize our residential and commercial customers’ distribution charges by adjusting billings based on temperature variances from average weather, which effectively decreases rates when the weather is colder than average, and increases rates when the weather is warmer than average.  The Company expects the weather normalization adjustment mechanism to result in reduced earnings volatility during the heating season.  On October 11, 2024, the Pennsylvania Office of the Consumers Advocate appealed this rate case to the Commonwealth Court.

On September 12, 2024, the Company’s regulated water and wastewater operating subsidiary in Virginia, Aqua Virginia, received an order from the State Corporation Commission approving an increase in revenues by $5,490 or 23.8% on an annual basis. The Company implemented interim rates in February 2024 and will refund to customers the difference between interim and final approved rates.

On May 23, 2024, Aqua Pennsylvania filed an application with the PAPUC designed to increase rates by $126,675 or 18.9% on an annual basis. The Company anticipates a final order to be issued by February 2025.

On January 2, 2024, Aqua Illinois filed an application with the Illinois Commerce Commission designed to increase water and wastewater rates by $19,196 or 18.9% on an annual basis. On October 8, 2024, the Company received a recommended decision from the administrative law judge. The Company anticipates a final order to be issued by December 2024.

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

During the first nine months of 2024, four of the Company’s water and wastewater utility operating divisions in Ohio implemented base rate increases designed to increase total operating revenues on an annual basis by $2,127. Further, during the first nine months of 2024, the Company implemented infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $28,733 in its water and wastewater utility operating divisions in Pennsylvania and Illinois, and by $1,170 in its natural gas operating division in Kentucky.

Note 12 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Property	$9,099	$7,402	$26,510	$23,937
Gross receipts, excise and franchise	4,810	5,456	13,409	13,661
Payroll	5,074	4,901	17,594	16,468
Regulatory assessments	1,989	2,146	5,814	5,544
Pumping fees	2,148	3,320	5,526	4,967
Other	982	982	2,506	2,856
Total taxes other than income	$24,102	$24,207	$71,359	$67,433

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

The following table presents information about the Company’s reportable segments. Asset information by segment is not utilized for purposes of assessing performance or allocating resources, and, as a result, such information is not presented.

	Three Months Ended - September 30, 2024				Three Months Ended - September 30, 2023
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$334,477	$96,731	$4,047	$435,255	$310,591	$94,798	$5,866	$411,255
Operations and maintenance expense	96,369	49,002	(1,003)	144,368	98,695	50,006	(1,683)	147,018
Purchased gas	-	17,603	1,492	19,095	-	14,408	2,182	16,590
Depreciation and amortization	57,877	34,318	406	92,601	54,695	31,141	199	86,035
Interest expense, net (a)	35,094	22,121	18,237	75,452	30,867	19,405	17,376	67,648
Allowance for funds used during construction	(4,326)	(1,267)	-	(5,593)	(4,643)	(812)	-	(5,455)
Provision for income taxes (benefit)	19,289	228	(3,677)	15,840	16,186	(16,905)	(2,992)	(3,711)
Net income (loss)	112,275	(30,660)	(12,213)	69,402	99,916	(9,776)	(10,064)	80,076

	Nine Months Ended - September 30, 2024				Nine Months Ended - September 30, 2023
	Regulated Water	Regulated Natural Gas	Other	Consolidated	Regulated Water	Regulated Natural Gas	Other	Consolidated
Operating revenues	$916,850	549,250	$15,630	$1,481,730	$871,563	$675,076	$27,766	$1,574,405
Operations and maintenance expense	282,627	144,628	(3,475)	423,780	274,724	148,270	(4,474)	418,520
Purchased gas	-	175,825	6,673	182,498	-	295,929	18,909	314,838
Depreciation and amortization	172,696	99,361	994	273,051	161,393	93,457	640	255,490
Interest expense, net (a)	104,334	68,346	47,825	220,505	91,103	67,894	48,712	207,709
Allowance for funds used during construction	(11,976)	(3,527)	-	(15,503)	(12,529)	(2,038)	-	(14,567)
Provision for income taxes (benefit)	54,604	(38,752)	(8,790)	7,062	45,559	(73,703)	(7,467)	(35,611)
Net income (loss)	263,859	177,563	(30,863)	410,559	267,345	127,400	(31,967)	362,778
Capital expenditures	495,259	436,807	432	932,498	493,851	377,562	3,078	874,491

(a)The regulated water and regulated natural gas segments report interest expense that includes long-term debt that was pushed-down to the regulated operating subsidiaries from Essential Utilities, Inc.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of September 30, 2024, the aggregate amount of $23,220 is accrued for loss contingencies and is reported in the Company’s condensed consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has insurance coverage for certain of these loss contingencies, and as of September 30, 2024, estimates that approximately $647 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s condensed consolidated balance sheet as deferred charges and other assets, net.

During a portion of 2019, the Company initiated a do not consume advisory for some of its customers in one division served by the Company’s Illinois subsidiary. The do not consume advisory was lifted in 2019 and, in 2022, the water system was determined to be in compliance with the federal Lead and Copper Rule. The Company has accrued for the penalty and other fees that will be paid as a result of a settlement that was reached with the state and local regulators and approved by the Illinois court with jurisdiction over this matter in July 2024. In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint seeks class action certification, attorney’s fees, and “damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park, Illinois. The complaint contains allegations of damages as a result of supplied water that exceeded the standards established by the federal Lead and Copper Rule. The complaint is in the discovery phase and class certification has not been granted. The Company has an accrual for the amount of loss asserted in the complaint that we determined to be probable and estimable of being incurred. The Company is vigorously defending against this claim. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Further, the Company submitted a claim for the expenses incurred to its insurance carrier for potential recovery of a portion of these costs and is currently in litigation with one of its carriers seeking to enforce its claims. The Company continues to assess the potential loss contingency on this matter.

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

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $2,295 at September 30, 2024 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 15 – Income Taxes

The Company’s effective tax rate was an expense of 18.6% and 1.7% for the three and nine months ended September 30, 2024, respectively.  The Company’s effective tax rate was a benefit of 4.9% and 10.9% for the three and nine months ended September 30, 2023, respectively.  The change in the effective tax rate for the third quarter is mainly due to the decrease in tax benefit associated with the tax deduction for continued qualifying infrastructure investment. The change in the effective tax rate for the first nine months of the year is primarily attributed to the gain recognized from the sale of the Company’s interest in three non-utility local microgrid and distributed energy projects in the first quarter of 2024 and a decrease in tax benefit associated with the tax deduction for continued qualifying infrastructure investment. In determining its interim tax provision, the Company reflects its estimated impact from its permanent and flow-through tax differences. The Company uses the flow-through method to account for the repairs tax deduction for qualifying utility infrastructure at its regulated Pennsylvania and New Jersey subsidiaries.

The statutory Federal tax rate is 21.0% for the nine months ended September 30, 2024 and 2023. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.50% for all periods presented.

In April 2023, the Internal Revenue Service issued Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. The Company adopted the methodology on its 2023 tax return. In the second quarter of 2023, based on the tax legislative guidance that was issued, the Company reevaluated the uncertain tax positions related to the Regulated Water Segment and ultimately released a portion of its historical income tax reserves. Concurrently, the Company deferred this tax benefit from the reserve release as a

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

regulatory liability, as the accounting treatment is expected to be determined in the next rate case that was filed in May 2024.

Note 16 – Recent Accounting Pronouncements and Disclosure Rules

Pronouncements to be adopted upon the effective date:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”.  The ASU enhances the transparency and decision usefulness of income tax disclosures and is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company has determined the additional disclosures required to be reflected in its financial statements and plans to adopt the standard in its 2025 annual report on Form 10-K and subsequent quarterly filings on Form 10-Q.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting – Improving Reportable Segment Disclosures (Topic 280).  The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is evaluating the impact of adopting the updated provisions and plans to adopt the standard in its 2024 annual report on Form 10-K.

In March 2024, the U.S. Securities and Exchange Commission (SEC) issued its final climate disclosure rule, which requires the disclosure of Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements, when material. A number of petitions have been filed in federal courts seeking to challenge the SEC’s climate disclosure rule. As a result, in April 2024, the SEC placed a pause on its implementation of the new rule. We are evaluating the impact of the new rule and, depending on the outcome of the proceedings, will include the required disclosures once it becomes effective.

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

Recent Developments

Macroeconomic Factors

Since 2020, our industry has been significantly impacted by inflation, volatility in interest rates, and other macroeconomic factors. Interest rates remain elevated to curb inflation. In 2024, we experienced moderate macroeconomic pressures, which we expect to continue through the remainder of 2024. We continue to pursue enhancements to our regulatory practices to facilitate the efficient recovery of the increased cost of providing services and infrastructure improvements in our rates and mitigate the inherent regulatory lag associated with traditional rate making processes.

Environmental Compliance

Water Quality Standards

On April 10, 2024, the U.S. Environmental Protection Agency (“EPA”) announced the final National Primary Drinking Water Regulation (“NPDWR”) for the treatment of six per- and polyfluoroalkyl substances or compounds (“PFAS”). The NPDWR established the maximum contaminant levels (MCLs) in drinking water and allows for a five-year window to comply. The Company performed its analysis of the NPDWR and estimated an investment of at least $450,000 of capital expenditures to install additional treatment facilities over the Compliance Period in order to comply (i.e. 2029 pending no delays due to lawsuits). This figure could increase as plans for construction execution are refined or if additional sites require treatment in the future. Additionally, the Company estimated annual operating expenses of approximately five percent of the installed capital expenditures, in today’s dollars, related to testing, treatment, and disposal. These were preliminary estimates and actual capital expenditures and expenses may differ based upon a variety of factors, including supply chain issues and site-by-site requirements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

On October 8, 2024, the EPA issued a prepublication version of the final Lead and Copper Rule Improvements (“LCRI”) which requires water systems to identify and replace lead pipes by 2037, lowers the lead action level threshold, and requires more proactive communications about lead pipes and plans for replacements, among other items. The LCRI builds upon the Lead and Copper Rule Revisions (“LCRR”) issued in 2021 and the Lead and Copper Rule (“LCR”) issued in 1992. The Company has been replacing lead service lines as part of its ongoing water main replacement and service line renewal programs, and in accordance with applicable state regulations. Pursuant to the LCRR, the Company completed the submission of its initial lead service line inventories on October 14, 2024. The Company estimates that approximately 6% of its regulated water service systems contain some lead or galvanized service lines requiring replacement. The Company currently has budgeted approximately $210,000 of capital expenditures over the next five years for lead and galvanized services line replacement. Management is still reviewing the final LCRI and its impact to the Company.

Capital expenditures and operating costs required as a result of water quality standards have traditionally been recognized by state utility commissions as appropriate for inclusion in establishing rates. Various federal and state funding programs are also available to help reduce costs for rate payers. The Company has been actively applying for grants and low interest loans, whenever possible, to reduce the overall cost to customers.

Comprehensive Environmental Response, Compensation, and Liability Act

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

Our operating cash flow can be significantly affected by changes in operating working capital, especially during periods with significant changes in natural gas commodity prices and also the timing of our natural gas inventory purchases.  Cash flow from operations was $622,510 for the first nine months of 2024, compared to $804,569 for the first nine months of 2023. The net change in working capital and other assets and liabilities resulted in an increase in cash from operations of $17,611 and $221,419 for the first nine months of 2024 and 2023, respectively. The change in working capital in 2024 as compared to 2023 was primarily driven by the year over year decrease in accounts receivable, unbilled revenues and deferred purchased gas cost balances, and most significantly in gas inventory.  In 2023, there was a larger decline in natural gas commodity prices as compared to in 2024.

During the first nine months of 2024, we incurred $932,498 of capital expenditures, issued $1,394,411 of long-term debt, received $167,274 from the sale of assets, repaid short-term debt, and made sinking fund contributions and other long-term debt repayments in aggregate of $1,041,828. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, information technology improvements, and other enhancements and improvements. The proceeds from the issuance of long-term debt, including borrowings from our revolving credit facility, and proceeds from the sale of the non-utility energy projects were used for capital expenditures, repayment of existing indebtedness, and general corporate purposes. Cash flows from financing activities were higher during the first nine months of 2024 as compared to 2023, principally as a result of the decrease in the amount of the paydown of loans payable associated with the financing of inventory.

On August 15, 2024, the Company issued $500,000 of senior notes, less expenses of $3,015, due in 2027, with an interest rate of 4.80%. On January 8, 2024, the Company issued $500,000 of senior notes, less expenses of $4,610, due in 2034, with an interest rate of 5.375%. In August 2023, the Company’s subsidiary, Aqua Pennsylvania, issued $225,000 in aggregate principal amount of first mortgage bonds. The bonds consisted of $175,000 of 5.48% first mortgage bonds due in 2053; and $50,000 of 5.56% first mortgage bonds due in 2061. In January 2023, Aqua Pennsylvania issued $75,000 of first mortgage bonds, due in 2043, and with an interest rate of 5.60%. The proceeds from these borrowings were used to repay existing indebtedness and for general corporate purposes.

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

On August 13, 2024, the Company filed a prospectus supplement under the 2024 universal shelf registration statement relating to a new at-the-market equity sales program (“ATM”), under which we may issue and sell shares of our common stock up to an aggregate offering price of $1,000,000 (“2024 ATM”). This 2024 ATM replaced our previous ATM filed on October 14, 2022 (“2022 ATM”). During the three and nine months ended September 30, 2024, the Company issued 823,595 shares of common stock for net proceeds of approximately $32,000 under the 2024 ATM. As of September 30, 2024, the 2024 ATM had approximately $968,000 of equity available for issuance. As of December 31, 2023, the Company had issued 10,260,833 shares of common stock for net proceeds of $386,023 under the 2022 ATM. There were no common stock sales under the 2022 ATM in 2024. The Company used the net proceeds from the sales of shares through the 2022 and 2024 ATMs for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying a portion of outstanding indebtedness.

At September 30, 2024, we had $8,436 of cash and cash equivalents compared to $4,612 at December 31, 2023. During the first nine months of 2024, we used the proceeds from long-term debt, the proceeds from issuance of common stock, and proceeds from the sale of the non-utility energy projects, as well as internally generated funds, to fund the cash requirements discussed above and to pay dividends.

At September 30, 2024 our $1,000,000 unsecured revolving credit facility, which expires in December 2027, had $824,226 available for borrowing. Additionally, at September 30, 2024, we had short-term lines of credit of $400,000, primarily used for working capital, of which $256,983 was available for borrowing. On June 12, 2024, Aqua Pennsylvania and Peoples Natural Gas Companies amended the terms of its respective $100,000 and $300,000 364-day revolving credit agreements by extending the maturity dates to June 10, 2025 and revised the interest rate index from the Bloomberg Short-Term Bank Yield Index (BSBY) to the Secured Overnight Financing Rate (SOFR).  Our short-term lines of credit of $400,000 are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

As of September 30, 2024, our credit ratings remained at investment grade levels. On March 19, 2024, S&P lowered its credit rating for the Company, Aqua Pennsylvania, and Peoples Natural Gas Companies from A to A-, citing weakening financial measures as a result of inflationary pressures and our significant capital spending; and revised its outlook from negative to stable for the companies. However, as can be noted in their report, S&P continues to assess our business risk profile as excellent, considering our low-risk and rate-regulated water and gas distribution operations in credit-supportive regulatory environments, our geographic and regulatory diversity, our large and stable residential and commercial customer base, and our solid and reliable operations.  On October 3, 2024, Moody’s Investors Service (“Moody’s”) affirmed the Company’s senior unsecured notes rating of Baa2 and changed its outlook from stable to negative; and, changed Peoples Natural Gas Companies’ senior secured notes rating from

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Baa1 to Baa2 and maintained a negative outlook. The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, its ability to fund capital expenditures in a balanced manner using both debt and equity, and its ability to generate cash flow.  A material downgrade of our credit rating may result in the imposition of additional financial and/or other covenants, impact the market prices of equity and debt securities, increase our borrowing costs, and adversely affect our liquidity, among other things. Management continues to enhance our regulatory practices to address regulatory lag and recover capital project costs and increases in operating costs efficiently and timely through various rate-making mechanisms.

Results of Operations

Consolidated Results of Operations

Consolidated financial and operational highlights for the periods ended September 30, 2024 and 2023 are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues	$435,255	$411,255	$1,481,730	$1,574,405
Operations and maintenance expense	$144,368	$147,018	$423,780	$418,520
Purchased gas	$19,095	$16,590	$182,498	$314,838
Net income	$69,402	$80,076	$410,559	$362,778

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	33.2%	35.7%	28.6%	26.6%
Purchased gas	4.4%	4.0%	12.3%	20.0%
Depreciation and amortization	21.3%	20.9%	18.4%	16.2%
Taxes other than income taxes	5.5%	5.9%	4.8%	4.3%
Interest expense, net of interest income	17.3%	16.4%	14.9%	13.2%
Net income	15.9%	19.5%	27.7%	23.0%

Effective tax rate	18.6%	-4.9%	1.7%	-10.9%

Three months ended September 30, 2024 compared with three months ended September 30, 2023

Consolidated operating revenues increased by $24,000 or 5.8% as compared to the same period in 2023. Revenues from our Regulated Water and Regulated Natural Gas segments increased by $23,886 and $1,933, respectively. Revenues from our Other business segment decreased by $1,819. A detailed discussion of the factors contributing to the changes in segment revenue is included below under the section, Segment Results of Operations.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Consolidated operations and maintenance expense decreased by $2,650 or 1.8%, primarily due to:

•a decrease in operations and maintenance expense of $2,064 as a result of the sale of both the regulated natural gas utility assets in West Virginia in October 2023 and the three non-utility local microgrid and distributed energy projects in January 2024;

•a decrease in bad debt expense of $3,452; offset by

•an increase in production costs for water and wastewater operations of $1,640;

•an increase in customer assistance surcharge costs of $926 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues; and

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $259.

Purchased gas increased by $2,505 or 15.1%. Purchased gas represents the cost of gas sold by Peoples, which for the regulated gas business has a corresponding offset in revenue. The increase is the result of an increase in the average cost of gas of $3,656 and higher gas usage of $473 during the third quarter of 2024, offset by a decrease of $1,624 from the sale of Peoples West Virginia in October 2023 and our three non-utility local microgrid and distributed energy projects in January 2024.

Depreciation and amortization expense increased by $6,566 or 7.6% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new utility systems.

Interest expense, net of interest income, increased by $7,804 or 11.5%. Interest expense, net of interest income, increased by $4,227 in our Regulated Water segment and by $2,716 in our Regulated Natural Gas segment. Refer to Segment Results of Operations below for further details. Interest expense, net of interest income, in Other relates to our corporate operations, and this increased by $861 during the third quarter of 2024.

Other, net was an expense of $227 and income of $1,438 for the three months ended September 30, 2024 and 2023, respectively. The change is primarily due to the increase in the pension and post-retirement benefit non-service cost component of net periodic benefit expense in our Regulated Water segment.

Our effective income tax rate was an expense of 18.6% and a benefit of 4.9% in the third quarter of 2024 and 2023, respectively. The change in the effective income tax rate is primarily the result of a decrease in income tax benefit associated with the repairs tax deduction for qualifying infrastructure investment.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

Consolidated operating revenues decreased by $92,675 or 5.9% for the nine months ended September 30, 2024, as compared to the same period in 2023. Revenues from our Regulated Water segment increased by $45,287. Revenues from our Regulated Natural Gas and Other business segments decreased by $125,826 and $12,136, respectively. A detailed discussion of the factors contributing to the changes in segment net revenue is included below under the section, Segment Results of Operations. The decrease in our Other business segment revenue is due to lower revenues from our non-regulated natural gas

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

operations primarily as a result of lower average gas prices and lower gas usage in the current period as compared to the prior period.

Consolidated operations and maintenance increased by $5,260 or 1.3%, primarily due to:

•an increase in production costs for water and wastewater operations of $4,424, primarily due to increased purchased water, wastewater, and power costs;

•an increase in employee related costs of $2,964 primarily resulting from higher salary costs, healthcare costs, and contributions to the Company’s defined contribution plan, offset by lower pension cost;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $2,672;

•an increase in material and supplies expense of $2,348 in our Regulated Natural Gas segment;

•an increase in customer assistance surcharge costs of $692 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues; offset by

•a decrease in operation and maintenance expense of $6,198 as a result of the sale of both the regulated natural gas utility assets in West Virginia in October 2023 and the three non-utility local microgrid and distributed energy projects in January 2024; and

•a decrease in bad debt expense of $1,203.

Purchased gas decreased by $132,340 or 42.0%. Purchased gas represents the cost of gas sold by Peoples for the Regulated Natural Gas business and has a corresponding offset in revenue. The decrease is the result of the lower average cost of gas of $103,796 during the nine month period compared to prior period, the impact of lower gas usage of $26,920 due to warmer weather conditions, and a decrease of $1,624 from the sale of Peoples West Virginia in October 2023 and our three non-utility local microgrid and distributed energy projects in January 2024.

Depreciation and amortization expense increased by $17,561 or 6.9% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new utility systems.

Taxes other than income taxes increased by $3,926 or 5.8% largely due to an increase in property taxes, payroll taxes and pumping fees.

Interest expense, net of interest income, increased by $12,796 or 6.2% for the first nine months of 2024. Interest expense, net of interest income, increased by $13,231 in our Regulated Water segment and by $452 for our Regulated Natural Gas segment. Refer to Segment Results of Operations below for further details. Interest expense, net of interest income, in Other relates to our corporate operations, and this decreased by $887.

Allowance for funds used during construction (“AFUDC”) increased by $936 or by 6.4% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied in our Regulated Natural Gas segment.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Gain on sale of assets was $92,067 and $184 for the nine months ended September 30, 2024 and 2023, respectively. During the first quarter of 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects and recognized a gain of $91,236.

Other, net was an expense of $486 and income of $2,001 for the nine months ended September 30, 2024 and 2023, respectively. The change is primarily due to the increase in the pension and post-retirement benefit non-service cost component of net periodic benefit expense in 2024 in our Regulated Water segment.

Our effective income tax rate was an expense of 1.7% in the first nine months of 2024 and a benefit of 10.9% in the first nine months of 2023. The decrease in the income tax benefit is primarily attributed to the gain recognized from the sale of the Company’s interest in three non-utility local microgrid and distributed energy projects in the first quarter of 2024 and a decrease in tax benefit associated with the repairs tax deduction for qualifying utility infrastructure.

Segment Results of Operations

Regulated Water Segment

Our Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies which are organized by the states where the Company provides water and wastewater services. The Regulated Water segment is aggregated into one reportable segment.

The following tables present selected operating results and statistics for our Regulated Water segment for the periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues	$334,477	$310,591	$916,850	$871,563
Operations and maintenance expense	$96,369	$98,695	$282,627	$274,724
Segment net income	$112,275	$99,916	$263,859	$267,345

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	28.8%	31.8%	30.8%	31.5%
Depreciation and amortization	17.3%	17.6%	18.8%	18.5%
Taxes other than income taxes	5.3%	5.5%	5.5%	5.4%
Interest expense, net of interest income	10.5%	9.9%	11.4%	10.5%
Segment net income	33.6%	32.2%	28.8%	30.7%

Effective tax rate	14.7%	13.9%	17.1%	14.6%

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Three months ended September 30, 2024 compared with three months ended September 30, 2023

Revenues from our Regulated Water segment increased by $23,886 or 7.7% for the third quarter of 2024 as compared to the same period in 2023, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $11,014;

•an increase in volume consumption of $10,263; and

•additional water and wastewater revenues of $1,528 associated with a larger customer base due to utility acquisitions and organic growth.

Operations and maintenance expense decreased by $2,326 or 2.4% primarily due to the following:

•a decrease in bad debt expense of $3,709;

•a decrease in employee related costs of $3,529 primarily resulting from lower pension cost during the quarter, offset by higher salary and healthcare costs;

•an increase in production costs for water and wastewater operations of $1,640;

•an increase in outside services of $1,319 largely due to higher water testing costs and maintenance expenses;

•an increase in legal expenses of $1,067; and

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $259.

Depreciation and amortization increased by $3,182 or 5.8% primarily due to continued capital investment to expand and improve our utility facilities and our acquisitions of new utility systems.

Interest expense, net of interest income, increased by $4,227 or 13.7% for the quarter primarily due to higher push down debt borrowings and operating company debt issuances for the Regulated Water segment.

Other, net was an expense of $287 and income of $2,419 for the three months ended September 30, 2024 and 2023, respectively. The change is primarily due to the increase in the pension and post-retirement benefit non-service cost component of net periodic benefit expense in 2024. The credit arising from the expected return of plan assets assumption was lower in 2024 as compared to 2023 for our Regulated Water segment.

Our effective income tax rate for our Regulated Water Segment was an expense of 14.7% in the third quarter of 2024, compared to an expense of 13.9% in the third quarter of 2023. The increase in the effective tax rate is primarily the result of changes in the jurisdictional earnings mix.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

Revenues increased by $45,287 or 5.2% for the first nine months of 2024 as compared to the same period in 2023, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $37,474;

•additional water and wastewater revenues of $7,631 associated with a larger customer base due to utility acquisitions and organic growth; and

•an increase in volume consumption of $1,674; offset by

•a decrease in non-utility revenue of $1,549, primarily due to higher developer fees earned during the first quarter of 2023.

Operations and maintenance expense increased by $7,903 or 2.9% primarily due to the following:

•an increase in production costs for water and wastewater operations of $4,424, primarily due to increased purchased water, wastewater, and power costs;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $2,672; and

•an increase in employee related costs of $937 primarily resulting from higher salary costs, healthcare costs, and contributions to the Company’s defined contribution plan, offset by lower pension cost.

Depreciation and amortization increased by $11,303 or 7.0% primarily due to continued capital investment to expand and improve our utility facilities and our acquisitions of new utility systems.

Taxes other than income taxes increased by $3,607 or 7.7% largely due to an increase in property taxes, payroll taxes and pumping fees.

Interest expense, net of interest income, increased by $13,231 or 14.5% primarily due to higher push down debt borrowings and operating company debt issuances for the Regulated Water segment.

Other, net was an expense of $585 and income of $2,840 for the three months ended September 30, 2024 and 2023, respectively. The change is primarily due to the increase in the pension and post-retirement benefit non-service cost component of net periodic benefit expense in 2024. The credit arising from the expected return of plan assets assumption was lower in 2024 as compared to 2023 for our Regulated Water segment.

Our effective income tax rate for our Regulated Water Segment was an expense of 17.1% in the first nine months of 2024 and an expense of 14.6% in the first nine months of 2023. The increase in the effective tax rate is primarily the result of changes in the jurisdictional earnings mix, decrease in the amortization of certain regulatory liabilities associated with deferred taxes and a decrease in the income tax benefit associated with the repairs tax deduction for qualifying infrastructure.

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

The following tables present selected operating results and statistics for our Regulated Natural Gas segment, for the periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues	$96,731	$94,798	$549,250	$675,076
Operations and maintenance expense	$49,002	$50,006	$144,628	$148,270
Purchased gas	$17,603	$14,408	$175,825	$295,929
Segment net income (loss)	$(30,660)	$(9,776)	$177,563	$127,400

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	50.7%	52.8%	26.3%	22.0%
Purchased gas	18.2%	15.2%	32.0%	43.8%
Depreciation and amortization	35.5%	32.8%	18.1%	13.8%
Taxes other than income taxes	5.7%	6.9%	3.3%	2.6%
Interest expense, net of interest income	22.9%	20.5%	12.4%	10.1%
Segment net income (loss)	-31.7%	-10.3%	32.3%	18.9%

Effective tax rate	-0.7%	63.4%	-27.9%	-137.3%

Three months ended September 30, 2024 compared with three months ended September 30, 2023

Operating revenues from the Regulated Natural Gas segment increased by $1,933 or by 2.0% due to:

•an increase in purchased gas costs of $3,195; refer to purchased gas costs discussion below for further information;

•an increase of $159 due to higher rates and other surcharges, and

•an increase in customer assistance surcharge of $926, which has an equivalent offsetting amount in operations and maintenance expense; offset by

•a decrease in other utility revenues of $2,071 resulting from the sale of the Company’s interest in three non-utility local microgrid and distributed energy projects; and

•impact of lower volumes of $404 due to the sale of Peoples West Virginia in 2023 and $724 primarily due to warmer weather conditions in 2024 compared to prior period.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Operations and maintenance expense for the three months ended September 30, 2024 decreased by $1,004 or 2.0% primarily due to the following:

•a decrease in operation and maintenance expense of $2,064 as a result of the sale of both the regulated natural gas utility assets in West Virginia in October 2023 and the three non-utility local microgrid and distributed energy projects in January 2024;

•a decrease in legal expenses of $1,278;

•a decrease in insurance expenses of $820; offset by

•an increase in labor and employee benefits of $3,206 primarily due to higher salary and healthcare costs and lower capitalization during the 3rd quarter of 2024; and,

•an increase in customer assistance surcharge costs of $926, which has an equivalent offsetting amount in revenues.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the condensed consolidated statement of operations and comprehensive income as purchased gas expenses. Fluctuations in the cost of purchased gas impact operating revenues on a dollar-for-dollar basis. Purchased gas increased by $3,195 or 22.2% due to an increase in the average cost of gas of $4,707, offset by lower gas usage of $760 during the current period compared to the prior period and $752 from the sale of Peoples West Virginia in October 2023 and our three non-utility local microgrid and distributed energy projects in January 2024.

Depreciation and amortization increased by $3,177 or 10.2% primarily due to continued capital investment.

Taxes other than income taxes decreased by $1,036 or 15.7% largely due to lower sales and use taxes during the period.

Interest expense, net of interest income, increased by $2,716 or 14.0% primarily due to higher pushdown debt and higher average revolver borrowings.

Our effective income tax rate was an expense of 0.7% in the third quarter of 2024, compared to a benefit of 63.4% in the third quarter of 2023. The decrease in the income tax benefit is primarily attributed to the decrease in income tax benefit associated with the tax deduction for continued qualifying infrastructure.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

Operating revenues from the Regulated Natural Gas segment decreased by $125,826 or 18.6% due to:

•a decrease in purchased gas costs of $120,104; refer to purchased gas costs discussion below for further information;

•lower gas usage of $4,043 due to the sale of Peoples West Virginia and $3,038 due to warmer weather conditions; and

•a decrease in other utility revenues of $5,213 resulting from the sale of the Company’s interest in three non-utility local microgrid and distributed energy projects; offset by

•an increase of $5,906 due to higher rates and other surcharges.

The Regulated Natural Gas segment is subject to seasonal fluctuations with the peak usage period occurring in the heating season which generally runs from October to March.  A heating degree day (HDD) is each degree that the average of the high and low temperatures for a day is below 65 degrees Fahrenheit in a specific geographic location.  Particularly during the heating season, this measure is used to reflect the demand for natural gas needed for heating based on the extent to which the average temperature falls below a reference temperature above which no heating is required (65 degrees Fahrenheit).  During the first nine months of 2024, we experienced actual HDDs of 2,642 days, which was warmer by 10.8% than the actual HDDs of 2,963 days in the first nine months of 2023 for Pittsburgh Pennsylvania, which we use as a proxy for our western Pennsylvania service territory.

Operations and maintenance expense decreased by $3,642 or 2.5% primarily due to the following:

•a decrease in operation and maintenance expense of $6,198 as a result of the sale of both the regulated natural gas utility assets in West Virginia in October 2023 and the three non-utility local microgrid and distributed energy projects in January 2024;

•a decrease in legal expenses of $2,735; and

•a decrease in bad debt expense of $1,207; offset by

•an increase in employee related costs of $3,777;

•an increase in materials and supplies of $2,121; and

•an increase in customer assistance surcharge costs of $692, which has an equivalent offsetting amount in revenues.

Purchased gas decreased by $120,104 or 40.6% during the first nine months of 2024 compared with the same period in 2023 as a result of a decrease in the average cost of gas of $100,646, and lower gas usage of $13,941 due to warmer weather conditions and $5,517 due to the sale of Peoples West Virginia in October 2023 and our three non-utility local microgrid and distributed energy projects in January 2024.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Depreciation and amortization increased by $5,904 or 6.3% primarily due to continued capital investment in pipe replacement.

AFUDC increased by $1,489 due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Gain on sale of assets was $91,581 and $0 as of the nine months ended September 30, 2024 and 2023, respectively. During the first quarter of 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects and recognized a gain of $91,236.

Our effective income tax rate was a benefit of 27.9% in the first nine months of 2024 and a benefit of 137.3% in the first nine months of 2023. The decrease in the income tax benefit is primarily attributed to the gain recognized from the sale of the Company’s interest in three non-utility local microgrid and distributed energy projects in the first quarter of 2024 and a decrease in tax benefit associated with the repairs tax deduction for continued qualifying infrastructure.

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

(b)Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

For a discussion of the Company’s legal proceedings, see Part I – Item I – Note 14 to the Company’s condensed consolidated financial statements.

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, under “Part 1, Item 1A – Risk Factors”.

Item 5 - Other Information

a. Chief Accounting Officer Retirement

On November 1, 2024, Robert A. Rubin submitted his intention to retire as Senior Vice President, Chief Accounting Officer effective in August 2025.  The Company accepted his resignation notice and promoted Bradley J. Palmer, the Controller of Aqua Pennsylvania, Inc., a subsidiary of the Company, to Vice President, Deputy Chief Accounting Officer effective immediately.  Mr. Palmer is expected to succeed Mr. Rubin as Vice President, Chief Accounting Officer upon Mr. Rubin’s retirement.

Mr. Palmer, age 42, has served as Controller of Aqua Pennsylvania, Inc. since June 2021 and is a Certified Public Accountant.  Prior to joining the Company, Mr. Palmer was a Senior Manager with Deloitte, where he practiced primarily in the power & utilities sector from January 2018 to June 2021. Prior to this role, Mr. Palmer worked as an Accounting Manager for two large publicly traded utilities, and he also held previous roles with PricewaterhouseCoopers, LLP.

b. Security Trading Plans of Directors and Executive Officers

During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6 – Exhibits

Exhibit No.	Description

4.1

Indenture, dated as of April 23,2019, between Aqua America, Inc. and U.S. Bank N.A., as trustee (previously filed as Exhibit 4.4 to the Company’s current report on Form 8-K filed April 23, 2019, File No. 01-06659)

4.2

First Supplemental Indenture, dated as of April 23, 2019, between Aqua America, Inc. and U.S. Bank N.A., as trustee (previously filed as Exhibit 4.5 to the Company’s current report on Form 8-K filed April 23, 2019, File No. 001-06659)

4.3

Eighth Supplemental Indenture, dated as of August 15, 2024 between Essential Utilities, Inc. and U.S. Bank Trust Company, National Association, as successor trustee (previously filed as Exhibit 4.3 to the Company's current report on Form 8-K filed August 15, 2024, File No. 001-06659)

4.4	Form of Global Note for the Notes (previously filed as Exhibit 4.3 to the Company's current report on Form 8-K filed August 15, 2024, File No. 001-06659)

31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

November 6, 2024

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer