Form 10-K
period 2024-12-31
Essential Utilities, Inc.
filed 2025-02-27
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024: $10,196,364,496

The number of shares outstanding of the registrant’s common stock as of February 24, 2025: 274,922,770

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement, relating to the 2025 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, have been incorporated by reference into Part III of this Form 10-K

0

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

The Company

Essential Utilities, Inc., referred to as “Essential Utilities”, “Essential”, the “Company”, “we”, “us”, or “our”, a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated 5.5 million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc., or Aqua Pennsylvania, accounted for approximately 55% of operating revenues and approximately 67% of income for our Regulated Water segment in 2024. As of December 31, 2024, Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of water and wastewater customers we serve. Aqua Pennsylvania’s service territory is located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Our Peoples subsidiaries provide natural gas service to approximately 745,000 customers in western Pennsylvania and Kentucky. Approximately 95% of the total number of natural gas utility customers we serve are in western Pennsylvania. The Company also operates market-based activities, conducted through its non-regulated subsidiaries, that provide utility service line protection solutions and repair services to households and gas marketing and production activities. Currently, the Company seeks to acquire businesses in the U.S. regulated sector, focusing on water and wastewater utilities and to opportunistically pursue growth ventures in select market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated water utility businesses.

In October 2023, the Company completed the sale of its regulated natural gas utility assets in West Virginia, which represented approximately two percent of the Company’s regulated natural gas customers. The Company initially received net cash proceeds of $39,965,000, subject to working capital and other adjustments. In March 2024, the Company received an additional $1,213,000 from the buyer. In January 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects for $165,000,000. These transactions are consistent with the Company’s long-term strategy of focusing on its core business and will allow the Company to prioritize the growth of its utilities in states where it has scale. The Company used the proceeds from these transactions to finance its capital expenditures and water and wastewater acquisitions, in place of external funding from equity and debt issuances. See Note 3 – Dispositions in the Notes to Consolidated Financial Statements, which is contained in Item 8 of this Annual Report for additional information.

The following table reports our operating revenues, by principal state, for our Regulated Water segment, which includes both water and wastewater utility services, Regulated Natural Gas segment, and Other and eliminations for the year ended December 31, 2024:

	Operating Revenues (000's)	Operating Revenues (%)
Pennsylvania	$674,051	32.3%
Ohio	136,600	6.5%
Texas	107,519	5.2%
Illinois	101,194	4.9%
North Carolina	88,604	4.2%
Other states (1)	113,912	5.5%
Regulated Water segment total	1,221,880	58.6%

Pennsylvania	786,722	37.7%
Kentucky	56,269	2.7%
Regulated Natural Gas segment total	842,991	40.4%

Other and eliminations	21,242	1.0%
Consolidated	$2,086,113	100.0%

(1)Includes our water operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

The Company has identified eleven operating segments and has two reportable segments, the Regulated Water segment and the Regulated Natural Gas segment. The Regulated Water segment is comprised of eight operating segments for the Company’s water and wastewater regulated utility companies, aligned with the states where we provide these services. These operating segments are aggregated into one reportable segment since each of the Company’s operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment. The Regulated Natural Gas segment is comprised of one operating segment representing natural gas utility companies, for which the Company provides natural gas distribution services. In addition to the Company’s two reportable segments, the Company includes two of its operating segments in “Other”. These businesses represent its non-regulated water, wastewater, and natural gas operations, which are not quantitatively significant to be reportable and therefore are included as a component of “Other”. In addition, “Other” and eliminations include corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments, because they would not be recoverable as a cost of utility service, and intersegment eliminations. Information concerning revenues, net income, significant segment expenses and related financial information for the Regulated Water and Regulated Natural Gas segments and Other and eliminations for 2024, 2023, and 2022, is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 18 – Segment Information in the Notes to Consolidated Financial Statements which is contained in Item 8 of this Annual Report.

The following table summarizes our operating revenues, by utility customer class, for the Regulated Water and Regulated Natural Gas segments and Other and eliminations for the year ended December 31, 2024:

	Operating Revenues (000's)	Operating Revenues (%)
Residential water	$662,909	31.8%
Commercial water	186,534	8.9%
Fire protection	42,409	2.0%
Industrial water	34,831	1.7%
Other water	80,964	3.9%
Total water	1,007,647	48.3%
Wastewater	199,422	9.6%
Other utility	14,811	0.7%
Regulated Water segment total	1,221,880	58.6%

Residential gas	504,426	24.2%
Commercial gas	100,662	4.8%
Industrial gas	2,279	0.1%
Gas transportation	194,413	9.3%
Other utility	41,211	2.0%
Regulated Natural Gas segment total	842,991	40.4%

Other and eliminations	21,242	1.0%
Consolidated	$2,086,113	100.0%

Customers and Seasonality of Business

Our water utility customer base is diversified among residential water, commercial water, fire protection, industrial water, other water, wastewater customers, and other utility customers (consisting of contracted services that are associated with the utility operations). Residential water and wastewater customers make up the largest component of our water utility customer base, with these customers representing approximately 67%, 69%, and 68%, of our water and wastewater revenues for 2024, 2023, and 2022, respectively. Substantially all of our water utility customers are metered, which allows us to measure and bill for our customers’ water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during late spring, summer, and early fall when discretionary and recreational use of water is at its highest. Consequently a higher proportion of annual Regulated Water segment operating revenues are realized in the second and third quarters. In general, during these seasons, an extended period of dry weather increases consumption, while above-average rainfall decreases consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and imposing water use restrictions in the affected areas, which could reduce water consumption. See “Business – Water Utility Supplies, and Facilities and Wastewater Utility Facilities” for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our water utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of our service territories. During the year ended December 31, 2024, our operating revenues for our Regulated Water segment were derived principally from the following states: approximately 55% in Pennsylvania, 11% in Ohio, 9% in Texas, 8% in Illinois, and 7% in North Carolina. Water usage is also affected by changing consumption patterns by our customers, resulting from such causes as increased water conservation and the installation of water saving devices and appliances that can result in decreased water usage. It is estimated that, in the event we experience a 0.50% decrease in residential water consumption, it would result in a decrease in annual residential water revenue of approximately $3,000,000, which would likely be partially offset by a reduction in incremental water production expenses such as chemicals and power.

Our natural gas utility customer base is diversified among residential gas, commercial gas, industrial gas, gas transportation, and other utility. Substantially all of our natural gas utility customers are metered, which allows us to measure and bill for our customers’ natural gas usage. Natural gas usage per customer is affected by local weather conditions during the year, especially during the fall, winter, and early spring. These patterns reflect the higher demand for natural gas for heating purposes during the colder months. The impact on our natural gas sales resulting from weather temperatures that are above or below normal is offset partially through our weather normalization adjustment mechanisms in place in Kentucky and in Pennsylvania (effective beginning October 2024).  During the year ended December 31, 2024, we experienced 4,288 actual heating degree days (HDDs), which was warmer by 18.2% than the average or normal HDDs for Pittsburgh, Pennsylvania, which we use as a proxy for our western Pennsylvania service territory. HDDs are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas. Our regulated natural gas revenues and expenses are also affected by the cost of gas. We are generally able to pass the cost of gas through to our customers using a purchased gas adjustment clause; therefore, fluctuations in the cost of purchased gas impact revenues on a dollar-for-dollar basis. Since regulated natural gas revenues are affected by the cost of gas, higher gas costs, as well as general economic conditions, may cause customers to conserve usage, or seek alternative energy sources. In addition, higher gas costs result in an increase to our purchased gas inventory, which requires additional borrowings under credit facilities, resulting in higher interest expense.

The Company’s growth in revenues over the past five years is primarily a result of increases in water and wastewater rates, increase in the cost of natural gas in 2021 and 2022, customer growth, and its acquisition in 2020 of Peoples Natural Gas Company LLC and its affiliated companies, or the Peoples Gas Acquisition. See Economic Regulation for a discussion of water, wastewater, and natural gas rates. The increase in our utility customer base has been due to customers added through acquisitions, partnerships with developers, and organic growth (excluding dispositions) as shown below:

Year	Utility Customer Growth Rate
2024	0.6%
2023	1.0%
2022	1.7%
2021	1.2%
2020	42.9%

In 2024, 2023, 2022, 2021, and 2020, our customer count increased by 11,845, 5,875, 31,537, 21,246, and 772,099 customers, respectively, primarily due to the water and wastewater utility systems that we acquired, organic growth, and in 2020, due to the Peoples Gas Acquisition that resulted to the addition of approximately 750,000 natural gas utility customers. Overall, for the five year period of 2020 through 2024, our utility customer base, adjusted to exclude customers associated with utility system dispositions, increased at an annual compound rate of 12.9%. During the five year period ended December 31, 2024, our utility customer base including customers associated with utility system acquisitions and dispositions increased from 1,026,704 at January 1, 2020 to 1,869,306 at December 31, 2024.

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

Based on the 2023 U.S. Census American Housing Survey, approximately 89% of the U.S. population obtain their water from public or private water utility systems, and 11% of the U.S. population obtain their water from individual wells. With approximately 50,000 community water systems in the U.S. (approximately 81% of which serve less than 3,300 customers), the water industry is the most fragmented of the major utility industries (telephone, natural gas, electric, water and wastewater). The majority of these community water systems are government-owned. The nation’s water systems range in size from large government-owned systems, such as the New York City water system, which serves approximately 8.5 million people, to small systems, where a few customers share a common well. In the states where we operate regulated water utilities, we believe there are over 14,000 community water systems of widely-varying size, with the majority of the population being served by government-owned water systems.

Although not as fragmented as the water industry, the wastewater industry in the U.S. also presents opportunities for consolidation. Based on the 2023 U.S. Census American Housing Survey, approximately 81% of the U.S. population relies on public or private sewer systems, and 19% of the U.S. population relies on septic tank, cesspool, or other sewer options. A majority of wastewater facilities are government-owned rather than regulated utilities. In the states where we operate regulated water utilities, we believe there are approximately 5,000 wastewater facilities in operation, with the majority of the population being served by government-owned wastewater systems.

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

We are actively exploring opportunities to expand our water and wastewater utility operations through acquisitions or other growth ventures. During the three-year period ended December 31, 2024, we expanded our utility operations by completing 12 acquisitions of water or wastewater utilities or other similar assets.

Capital Investment
One of the greatest challenges facing the United States is the rehabilitation of our nation’s aging infrastructure. The Company expects to invest approximately $7.8 billion from 2025 through 2029 to meet compliance requirements, improve water and natural gas systems, and better serve customers through improved information technology. These investments include replacing and expanding its water and wastewater utility infrastructure, construction of additional treatment facilities to comply with the latest water quality standards, and replacing and upgrading its natural gas utility infrastructure, with the latter leading to significant reductions in methane emissions that occur in aged gas pipes. These figures could change as plans for construction execution are refined. The capital investments made to rehabilitate and expand the infrastructure of the communities we serve is critical to our mission of safely and reliably delivering Earth’s most essential resources.
Supply and Facilities

Water Utility Supplies and Facilities and Wastewater Utility Facilities - Our water utility operations obtain their water supplies from surface water sources, underground aquifers, and water purchased from other water suppliers. Our water supplies are primarily self-supplied and processed at twenty-four surface water treatment plants located in five states, and numerous well stations located in the states in which we conduct business. Approximately 6.6% of our water supplies are provided through water purchased from other water suppliers. It is our policy to obtain and maintain the permits necessary to obtain and treat the water we distribute.

We believe that the capacities of our sources of supply, and our water treatment, pumping and distribution facilities, are generally sufficient to meet the present requirements of our customers under normal conditions. We plan system improvements and additions to capacity in response to normal replacement and renewal needs, changing regulatory standards, changing patterns of consumption, and increased demand from customer growth. We also have long-term planning processes and maintain contingency plans to minimize the potential impact on service caused by climate variability. The various state utility commissions have generally recognized the operating and capital costs associated with these improvements in setting water rates.

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

Natural Gas Supply and Transportation Facilities - Our natural gas supply strategy is to ensure a dependable gas supply that is economically priced and which is available for delivery when needed. We purchase natural gas from intrastate, interstate, and local sources, and transport natural gas supplies through various intrastate and interstate pipelines under contracts with remaining terms, including extensions, varying from one month to 10 years. We anticipate that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

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

We own and operate underground natural gas storage facilities with capacity of 10.5 billion cubic feet (Bcf). Total working capacity is 5.3 Bcf for use during the heating season with a maximum daily withdrawal rate of 115.5 million cubic feet (MMcf). Additionally, we have contracted for off-system storage from interstate pipelines. The total amount of off-system storage under contract is 34.9 Bcf with a maximum daily withdrawal rate of 588.9 MMcf. We perform studies of our underground natural gas storage facilities to identify capital improvements. It is possible that disruptions to the storage facilities could occur, including failure of the facilities.

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

Our water and wastewater operations are comprised of 38 rate divisions, and our natural gas operations are comprised of two rate divisions. Each of our utility rate divisions requires a separate rate filing for the evaluation of the cost of service, including the recovery of investments, in connection with the establishment of rates for that rate division. When feasible and beneficial to our utility customers, we will seek approval from the applicable state regulatory commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base. All eight states in which we operate permit us to file a revenue requirement for some form of consolidated rates for all, or some, of the rate divisions in that state.

In Ohio, Virginia, North Carolina, Texas, and Kentucky, we may bill our utility customers, in certain circumstances, in accordance with a base rate filing that is pending before the respective regulatory commission, which would allow for interim rates. As of December 31, 2024, we have no billings under interim rate arrangements for base rate case filings in progress. Furthermore, some utility commissions authorize the use of expense deferrals and amortization to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request. In these states, the additional revenue billed and collected prior to the final regulatory commission ruling is subject to refund to customers based on the outcome of the ruling. The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling. If the request is denied completely or in part, we could be required to refund to customers some or all of the revenue billed to date and write-off some or all of the deferred expenses.

Revenue Surcharges – Eight states in which we operate water and wastewater utilities, and two states in which we operate natural gas utilities, permit us to add an infrastructure rehabilitation surcharge to their respective bills to offset the additional depreciation and capital costs associated with capital expenditures related to replacing and rehabilitating infrastructure systems. Without this surcharge, a utility absorbs all of the depreciation and capital costs of these projects between base rate increases. The gap between the time that a capital project is completed and the recovery of its costs in rates is known as regulatory lag. This surcharge is intended to substantially reduce regulatory lag, which could act as a disincentive for utilities to rehabilitate their infrastructure. In addition, our subsidiaries in some states use a surcharge or credit on their bills to reflect changes in costs, such as changes in state tax rates, other taxes and purchased water costs, until such time as the new cost levels are incorporated into base rates.

The infrastructure rehabilitation surcharge typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period, and is capped at a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. These surcharges provided revenues of $45,749,987 in 2024, $20,260,881 in 2023, and $26,902,294 in 2022.

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

Income Tax Accounting Method Change – The Company uses the flow-through method to account for the repairs tax deduction for qualifying utility infrastructure at its regulated Pennsylvania and New Jersey subsidiaries. The flow-through method of recording income tax benefits results in a reduction to current income tax expense and is included in utility customers’ rates, which generally is subject to a collar mechanism.

In April 2023, the Internal Revenue Service issued Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. The Company adopted the methodology on its 2023 tax return. In the second quarter of 2023, based on the tax legislative guidance that was issued, the Company reevaluated the uncertain tax positions related to the Regulated Water Segment and ultimately released a portion of its historical income tax reserves. Concurrently, the Company deferred this tax benefit from the reserve release as a regulatory liability. The accounting treatment has been determined in the rate order issued on February 7, 2025, by the Pennsylvania Public Utility Commission. Please refer to Note 7 – Income Taxes for more detail.

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

In June 2024, the Pennsylvania public utility commission updated existing procedures and guidelines designed to increase public involvement and ensure greater consistency in the process for reviewing and evaluating the acquisition and valuation of municipal-owned or authority-owned water and wastewater systems in Pennsylvania. This includes requirements for public notice and meetings, requires a rate impact notice, and provides other measures to improve the fair market value process when investor-owned utilities acquire water and wastewater utilities in Pennsylvania.

Revenue Stability Mechanisms – Revenue stability mechanisms separate the volume of water sold from our ability to meet our cost of service and infrastructure costs. These mechanisms allow us to recognize revenue based on a target amount established in the last rate case, and then record either a regulatory asset or liability based on the cumulative difference over time, which results in either a refund due to customers or a payment from customers. In Illinois, our operating subsidiary utilizes a revenue stability mechanism. Additionally, a weather-normalization adjustment (WNA) mechanism is in place for our natural gas customers served in Kentucky, and effective October 2024, to our natural gas customers in Pennsylvania. The WNA serves to minimize the effects of weather on the Company’s results for its residential and small commercial natural gas customers. This regulatory mechanism adjusts revenues earned for the variance between actual and normal weather and can have either positive (warmer than normal) or negative (colder than normal) effects on revenues. Customer bills are adjusted during the December through April heating season for our natural gas customers in Kentucky, and the October to May heating season for our natural gas customers in Pennsylvania, with rates adjusted for the difference between actual revenues and revenues calculated under this mechanism billed to the customers.

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

From time to time, Essential Utilities has acquired, and may acquire, systems that have environmental compliance issues. Environmental compliance issues also arise in the course of normal operations or as a result of regulatory changes. Essential Utilities attempts to align capital budgeting and expenditures to address these issues in due course. We estimate the capital expenditures required to address outstanding environmental compliance issues in our water and wastewater systems and budgeted in our capital program to be approximately $104,000,000, or less than 3% of our expected total water and wastewater capital expenditures over the next five years (2025-2029). These capital expenditures do not include the amounts related to compliance with the final National Primary Drinking Water Regulation (NPDWR) and Lead and Copper Rule Improvements (LCRI), discussed below, which are budgeted separately. We are also parties to agreements with regulatory agencies in Pennsylvania, Texas, and Illinois under which we have committed to make improvements for environmental compliance. These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection from fines, penalties, and other actions while corrective measures are being implemented. We are working with state environmental officials in Pennsylvania, Texas, and Illinois to implement or amend regulatory agreements as necessary.

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

On April 10, 2024, the EPA announced the final NPDWR for the treatment of six per- and polyfluoroalkyl substances or compounds (PFAS). The NPDWR established the maximum contaminant levels (MCLs) in drinking water and allows for a five-year window to comply. The Company performed its analysis of the NPDWR and estimated an investment of at least $450,000,000 of capital expenditures to install additional treatment facilities over the Compliance Period in order to comply (i.e., 2029 pending no delays due to lawsuits). This figure could increase as plans for construction execution are refined or if additional sites require treatment in the future. Additionally, the Company estimates annual operating expenses of approximately five percent of the installed capital expenditures, in today’s dollars, related to testing, treatment, and disposal. These are preliminary estimates and actual capital expenditures and expenses may differ based upon a variety of factors, including supply chain issues and site-by-site requirements.

On April 19, 2024, the EPA announced a final rule that designated two PFAS chemicals, perfluorooctanoic acid (PFOA) and perfluorooctanesulfonic acid (PFOS), as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), also known as Superfund.  This final action will address PFOA and PFOS contamination by enabling investigation and cleanup of these harmful chemicals and ensuring that leaks, spills, and other releases are reported. In addition to the final rule, the EPA issued a separate CERCLA enforcement discretion policy that makes it clear that EPA will focus enforcement on parties who significantly contributed to the release of PFAS chemicals into the environment, including parties that have manufactured PFAS or used PFAS in the manufacturing process, federal facilities, and other industrial parties.  The policy identifies examples for operators of public water systems and wastewater systems or entities performing a public service role in providing safe drinking water, handling municipal solid waste, treating or managing stormwater and wastewater, disposing of pollution control residuals, or ensuring beneficial application of wastewater products as a fertilizer substitute. The potential liabilities to the Company, if any, resulting from this rule are currently being evaluated. Multiple lawsuits were filed by various companies and industry groups against the EPA's PFAS rule and are awaiting court action.

The Company continues to advocate for actions to hold polluters accountable and is part of the Multi-District Litigation and other legal actions against multiple PFAS manufacturers and polluters to attempt to ensure that the ultimate responsibility for the cleanup of these contaminants is attributed to the polluters and is seeking damages and other costs to address the contamination of its public water supply systems by PFAS. Capital expenditures and operating costs required as a result of water quality standards have been traditionally recognized by state utility commissions as appropriate for inclusion in establishing rates; however, we are also actively applying for grants and low interest loans, whenever possible, to reduce the overall cost to customers. The Company is also monitoring ongoing litigation and settlement activity with manufacturers of PFAS in these proceedings. For more information, see Item 8 - Note 9 to the Company’s Notes to Consolidated Financial Statements.

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

Dam Safety - Our subsidiaries own 32 dams, of which 18 are classified as high hazard dams that are subject to the requirements of the federal and state regulations related to dam safety, which undergo regular inspections and an annual engineering inspection. After a thorough review and inspection of our dams by professional outside engineering firms, we believe that all 18 dams are structurally sound and well-maintained, except as described below. These inspections provide recommendations for ongoing rehabilitation which we include in our capital improvement program. The Company has approximately $39,000,000 in capital improvements budgeted between 2025 and 2029 for dam improvements.

We performed studies of our dams that identified five high hazard dams in Pennsylvania and one high hazard dam in Ohio requiring capital improvements. These capital improvements result from the adoption by state regulatory agencies of revised formulas for calculating the magnitude of a possible maximum flood event. The most significant capital improvement remaining to be performed in our dam improvement program is on one dam in Pennsylvania at a total estimated cost of $15,400,000. Design for this dam commenced in 2013 and construction is expected to be completed in 2030. An additional four high hazard dams in Pennsylvania were recently added due to an acquisition in 2023.  These dams are undergoing additional evaluations but have capital improvements budgeted for currently identified needs in the 2025 to 2029 period.

Lead and Copper Rule – On October 30, 2024, the EPA issued the final LCRI which require water systems to identify and replace lead pipes by 2037, lowers the lead action level threshold, and requires more proactive communications about lead pipes and plans for replacements, among other items. The LCRI builds upon the Lead and Copper Rule Revisions (LCRR) issued in 2021 and the Lead and Copper Rule (LCR) issued in 1992. The Company has been replacing lead service lines as part of its ongoing water main replacement and service line renewal programs, and in accordance with applicable state regulations. Pursuant to the LCRR, the Company completed the submission of its initial lead service line inventories on October 14, 2024. The Company estimates that approximately 6% of its regulated water service systems contain some lead or galvanized service lines requiring replacement. The Company currently has budgeted approximately $210,000,000 of capital expenditures over the next five years for lead and galvanized service line replacement. Management is still reviewing the final LCRI and its impact to the Company.

Partnership for Safe Water Program – Essential Utilities is a proud participant in the American Water Works Association’s (AWWA) Partnership for Safe Water Program.  This voluntary program is a commitment to excellence within the drinking water community above and beyond the EPA’s stringent treatment goals.  All of our active surface water treatment plants within Pennsylvania, Ohio, Virginia, and Illinois maintain good standing in the program which includes many awards of achievement.  The honors include the “Director’s Award” (achieved at eight systems) which recognizes plants that have: 1) completed a comprehensive self-assessment report, 2) created an action plan for continuous improvement, and 3) provided several evaluations of performance demonstrating operational excellence.  Several of our systems have met these criteria annually and have received 5-, 10-, 15-, and 20-year subscriber awards. Furthermore, our Roaring Creek Pennsylvania treatment plant has received the Phase IV Excellence Award, the highest honor achieved in the Partnership Program.

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

Pipeline and Hazardous Materials Safety Administration (PHMSA) Regulations – Under the Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020, PHMSA, an agency of the U.S. Department of Transportation (DOT), has revised, and continues to revise, the pipeline safety regulations to require operators to update, as needed, their existing distribution integrity management plans, emergency response plans, and operations and maintenance plans.

In May 2023, PHMSA proposed numerous regulatory revisions to minimize methane emissions and improve public safety. Under these proposed revisions, we would be required to increase the frequency of leak detection surveys, accelerate the repair of leaks found, and expand our existing advanced leak detection program. The final rule is expected to be published in the first or second quarter of 2025, with an implementation period of 24 months. In September 2023, PHMSA proposed additional regulatory revisions to enhance distribution system safety through equipment and procedural expectations. Operators will be required to incorporate additional protections for low pressure distribution systems that prevent over-pressurization, amend construction procedures designed to minimize the risk of incidents caused by system over-pressurization, and update distribution integrity management programs to cover and prepare for over-pressurization incidents. On November 30, 2023, the House Transportation & Infrastructure Committee introduced new pipeline safety reauthorization legislation known as the PIPES Act of 2023 to reauthorize and finalize PHMSA’s safety programs for the next four years.

Peoples has in place integrity programs designed to maintain the safe storage and delivery of natural gas through transmission and distribution systems in order to ensure the safety of its employees, customers, and the community. These include a Transmission Integrity Management Program which outlines methods for handling threats and maintaining the integrity of the pipeline; a Distribution Integrity Management Program which is dedicated to the safe operation of the distribution system that delivers natural gas to customers; and, a Storage Integrity Management Plan that governs the safe operation, maintenance, and integrity testing of company-owned storage facilities. To the extent new laws or regulations adopted by PHMSA, like those summarized above, impose more stringent requirements on our facilities and operations, we may be required to incur capital and operating costs that may be material. In addition, we may be subject to the DOT’s enforcement actions and penalties if the Company fails to comply with pipeline regulations.

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

Environmental Stewardship

The way we do business at Essential reflects our commitment to a sustainable, safe, and healthy environment for all our stakeholders. Sustainability is deeply engrained in our business strategy. We ensure environmental stewardship remains a priority for management by factoring several benchmarks into executive compensation. In 2024, for the third consecutive year, the Company has been named to Newsweek’s list of America’s Most Responsible Companies, which celebrates public companies that have demonstrated meaningful and impactful environmental, social and corporate governance business practices.

Early in 2021, we announced an enterprise-wide commitment that by 2035, we will reduce our Scope 1 and 2 greenhouse gas (GHG) emissions by 60% from our 2019 baseline. This will be achieved by extensive gas pipeline replacement, renewable energy purchasing, accelerated methane leak detection and repair, and various other currently planned initiatives that are highly feasible with proven technology.  Of our Scope 1 and 2 GHG emissions, 89% are driven by our gas distribution business. We have replaced 268 miles of gas pipeline in 2024 and over 930 since 2021. We also began procuring nearly 100% renewable electricity to power our water and wastewater operations in Illinois, New Jersey, Ohio, and Pennsylvania in 2022. We estimated that as of December 31, 2023, we have achieved 25% emissions reduction from our 2019 baseline.

The Company manages climate-change matters through significant board-level oversight. At the management level, there is an oversight committee, which is a group of about a dozen of the Company’s senior leaders across the organization and the Chief Executive Officer, that meet at least once each quarter to discuss these topics. The Company’s environmental sustainability initiatives and strategy are discussed further in our sustainability reporting, which can be found on our website at https://esg.essential.co. Such reports are not incorporated by reference and should not be considered part of this Annual Report.

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

As of December 31, 2024, we employed a total of 3,291 full-time employees. Our subsidiaries are parties to 23 labor agreements with labor unions covering 1,664 employees. The labor agreements expire at various times up until 2028.

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

The Company provides free access to an employee assistance program, which offers a variety of innovative, flexible, and convenient employee health and wellness programs. Through our partnership with our benefit services provider, personalized mental health assistance is available to all employees and their family members; support is available 24/7 via in-person, phone or virtual visits with a licensed counselor.

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

Voluntary Attrition and Turnover - The Company measures turnover rates of its employees in assessing the Company’s overall human capital. The Company’s voluntary attrition rate (not including retirements) for 2024 was 5.3% at the executive and senior management level, 4.5% at the mid-level manager level, 8.0% at the professional level, and 7.0% across all other employees. Our overall voluntary attrition rate of 6.7% in 2024 was lower than last year’s voluntary attrition rate of 7.6%. We believe our low voluntary attrition rate is in part a result of the Company’s continued commitment to employee development, competitive pay and benefits, and our culture.

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

We also believe diversity in our Board of Directors is critical for effective governance. Candidates for nomination to the Board are considered by the Corporate Governance Committee based on their personal abilities, qualifications, independence, knowledge, judgment, character, leadership skills, education, background, and their expertise and experience in fields and disciplines relevant to the Company. In October 2024, we were recognized as a Champion of Board Diversity by The Forum of Executive Women for having one-third of our board comprised of women for the sixth year since 2016.

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

Communication and Engagement –We believe that our employees are critical to our business, and it is essential to have an environment of high engagement and inclusivity in which employees thrive. We use a variety of communication channels to help employees stay informed and to facilitate direct dialogue, including open forums with our executives, town halls, regular engagement surveys, employee resource groups, and regular performance feedback sessions between employees and their supervisors. We value feedback from our employees, as it helps us gain a deeper understanding of areas where we are doing well and where we need improvement. Periodically, employees are requested to participate in a culture assessment by completing an anonymous survey. We have worked with various functional areas to create and implement action plans to address areas of employee concern. Executive management also regularly conducts town hall-style meetings with employees, where they have the opportunity to ask questions, voice opinions, and share feedback.

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

•our authority to carry on our business and successfully achieve our operational growth projections without unduly burdensome restrictions;

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

•the condition of our assets, including the risk of explosion from our natural gas operations and the failure of our natural gas storage facilities;

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

•changes in general economic, political, business, credit, and financial market conditions and interest rates;

•our ability to manage the expansion of our business;

•changes in environmental conditions, including the effects of climate change;

•our ability to integrate and otherwise realize all of the anticipated benefits of businesses, technologies or services which we may acquire;

•the decisions of governmental and regulatory bodies, including decisions on regulatory filings, such as rate increase requests and decisions regarding potential acquisitions;

•our ability to file rate cases on a timely basis to minimize regulatory lag;

•the impact of inflation on our business and on our customers and potential opposition to rate increases;

•abnormal weather conditions and natural disasters, including those that result in water use restrictions or reduced or elevated natural gas consumption;

•the seasonality of our business;

•our ability to source, treat, and supply water, including in times of drought, or collect and treat wastewater;

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

•changes in governmental laws, regulations and policies, including those dealing with taxation, the environment, health and water quality, data and consumer privacy, and public utility regulation;

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

•inflation and potential impact of proposed tariffs on the availability and costs of goods and services;

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

•changes in our credit rating or outlook of credit rating agencies with respect to our Company and subsidiaries, or the market price of our common stock;

•changes in valuation of strategic ventures;

•changes in accounting pronouncements;

•litigation and claims; and

•restrictions on our subsidiaries’ ability to make dividend payments and other distributions.

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

•opposition by customers and statutory advocates to rate increases;

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

Moreover, in recent years, inflation and higher interest rates have become areas of increasing economic concern. Changes in the cost of providing our products and services, including price increases in operating and capital costs, as well as increases in labor costs or borrowing costs, have negatively impacted our financial condition and results of operations. We review the adequacy of our rates as approved by public utility commissions in relation to the increasing cost of providing services and the inherent regulatory lag in adjusting those rates. Rate increases are not retroactive and often lag increases in costs caused by inflation. On occasion, our regulated utility companies may enter into rate settlement agreements, which require us to wait for a period of time to file the next base rate increase request. These agreements may result in regulatory lag whereby inflationary increases in expenses or higher borrowing costs may not be reflected in rates, and may not yet be requested, or a gap may exist between when a capital project is completed and the start of its recovery in rates. Even during periods of moderate inflation, the effects of inflation can have a negative impact on our operating results. The ability to control operating expenses is an important factor that will influence future results.

Inflation, and the potential impact of proposed tariffs, could adversely impact our ability to control costs, including operating expenses and capital costs.

The operation of our business and the execution of our capital projects require significant expenditures for labor, production costs, property and equipment, and services. Recent inflationary pressures have increased our expenses and capital costs, and those costs may continue to increase. To the extent inflation remains elevated and higher tariffs are imposed, we may experience further cost increases for our operations. We cannot predict any future trends in the rate of inflation and interest rates, and a significant increase in inflation, to the extent we are unable to recover higher costs through rate cases, could negatively impact our business, financial condition, and results of operation.

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

Changes in our earnings per share may differ from changes in our rate base.

Our business is capital intensive and requires significant capital investments for additions to or replacement of property, plant and equipment. These capital investments create assets that are used and useful in providing regulated utility service, and as a result, increase our rate base, on which we generate earnings through the regulatory process. Changes in our reported earnings per share, however, may differ from changes in our rate base in a given period due to several factors, including rate case timing and the terms of such rate cases; over-or under-earnings in a given period due to changes in operating costs; the effects of tax rates or tax treatment of capital investments, including the effect of repair tax; capital expenditures that are not eligible for a DSIC between rate cases; acquisitions which have not yet been included in rate base; unrecovered short-term interest costs; and issuances of equity. We anticipate that we may experience periods in which growth in earnings is less than growth in rate base; such differences may be material and may persist over multiple reporting periods.

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

•disruption of billing, collections, payments, or normal field service activities;

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

Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems, and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature, rainfall levels, and rainfall frequency. In the event that temperatures during the typically warmer months are cooler than normal, if there is more rainfall than normal, or rainfall is more frequent than normal, the demand for our water may decrease and harm our business, financial condition, and results of operations. In Illinois, our operating subsidiary has adopted a revenue stability mechanism which allows us to recognize state public utility commission (PUC) authorized revenue for a period which is not based upon the volume of water sold during that period, and effectively reduces the impact of weather and consumption variability.

Peoples’ revenues are seasonal and temperature sensitive and vary from year-to-year, depending on weather conditions, with a substantial portion of Peoples’ revenue occurring in the first and fourth quarters of the year due to colder temperatures and increased heating needs. In 2024, this amounted to 73%, for the first and fourth quarters. This has the effect of reducing our quarterly revenues in the spring and summer months. In addition, warmer-than-normal-weather conditions can decrease the amount of natural gas Peoples sells in any year, which could adversely affect our business, financial condition, and results of operations. Finally, significantly colder-than-normal weather conditions can materially increase natural gas usage, resulting in challenges for our operations and our ability to serve our customers. Effective October 2024, the weather impact on cash flow is mitigated by a weather normalization adjustment (“WNA”) in Peoples’ Pennsylvania rate jurisdiction. This mechanism is designed to help stabilize collection of fixed costs by adjusting customer billings based on temperature variances from average weather.

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

In addition, over time, average customer gas consumption has declined, as more energy efficient appliances and furnaces have been installed, and conservation programs have been implemented. If we are unable to compete effectively or if customers further reduce their gas needs, we may lose existing customers, sell less gas to our customers and/or fail to acquire new customers, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our water, wastewater, and natural gas services are governed by various federal and state environmental protection and health and safety laws and regulations, including the federal Safe Drinking Water Act, the Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act and similar state laws, and federal and state regulations issued under these laws by the EPA and state environmental regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the U.S. as well as dam safety, air emissions, and residuals management. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. The Company routinely seeks to acquire wastewater systems, some of which may have combined wastewater and stormwater systems which may overflow and be subject to increased regulation by the U.S. EPA. We cannot assure you that we will be at all times in total compliance with these laws, regulations and permits. If we fail to comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators and such noncompliance could result in civil suits. Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to comply with these laws and our permits, it is possible that new or stricter standards could be imposed that will require additional capital expenditures or raise our operating costs. Although these expenditures and costs may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that regulate our business would approve rate increases to enable us to recover such expenditures and costs. In summary, we cannot assure you that our costs of complying with, current and future environmental and health and safety laws will not harm our business, financial condition, and results of operations.

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

Approximately 50% of our Regulated Water and Regulated Natural Gas segments’ workforce is unionized under 23 labor contracts with labor unions, which expire at various times up until 2028. In light of rising costs for healthcare and retirement benefits, contract negotiations in the future may be difficult. We are subject to a risk of work stoppages and other labor actions as we negotiate with the unions to address these issues, which could harm our business, financial condition, and results of operations. We cannot assure you that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.

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

•our suppliers may face production or shipping delays due to public health threats, natural disasters, strikes, lock-outs, geopolitical or trade disputes, or other such actions;

•one or more suppliers could make strategic changes in the lines of products and services they offer; and

•some of our suppliers, such as small companies, may be more likely to experience financial and operational difficulties than larger, well-established companies, because of their limited financial and other resources;

•proposed tariffs could result in supply chain disruptions.

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

Our short-term borrowing requirements and liquidity are also significantly affected by the seasonal nature of the natural gas business. Extreme weather events, geopolitical forces, or regulatory policy changes, and the amount of natural gas needed to supply customers’ needs due to, for example, colder than expected seasonal temperatures, could significantly affect the price and amount of natural gas we are required to purchase and the timing of such purchases, and, in turn, affect our borrowing requirements and liquidity position. If we fail to secure sufficient natural gas supplies at appropriate prices (due to, for example, more extreme winter conditions), we may be required to purchase additional natural gas supplies or purchase natural gas at elevated prices, which could adversely affect our borrowing levels, liquidity, and financial condition.

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

Our non-regulated natural gas operations purchase natural gas utilizing a combination of requirements contracts, some of which contain minimum purchase obligations, monthly spot purchase contracts, and forward purchase contracts. Although price risk for the non-regulated companies is mitigated to a degree by efforts aimed at balancing supply and demand, there are practical limitations on the ability to accurately predict demand, and any failure to do so could adversely affect our financial condition and results of operations.

An impairment in the carrying value of our goodwill could negatively impact our consolidated results of operations and net worth.

We have significant amounts of goodwill resulting from the acquisition of utility systems and businesses. As of December 31, 2024, the net carrying value of goodwill amounted to $2,340,713,000 or 13.0% of our total assets. Of the balance, $2,277,447,000 relates to our Regulated Natural Gas reporting unit. Goodwill is initially recorded at fair value, not amortized and reviewed for impairment at least annually or more frequently if impairment indicators arise. Indicators that are considered significant include changes in performance relative to expected operating results, significant negative industry or economic trends, including rising interest rates, or a significant decline in our stock price and/or market capitalization for a sustained period of time. If certain factors arise, we may be required to record a significant non-cash charge to earnings in our consolidated financial statements during the period in which an impairment of our goodwill is determined. Any such non-cash charge could have a material adverse impact on our results of operations and stockholders’ equity.

Risks Related to Health and Safety and Environmental Concerns

Worsening weather conditions, natural disasters, public health threats, or other catastrophic events, could negatively affect our business, outlook, financial condition, results of operations and liquidity.

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

Natural disasters, catastrophic events and public health threats could also, in the future, materially impact our business in numerous ways, including, but not limited to, those outlined below:

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

Climate change is receiving ever increasing attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases (GHG), including carbon dioxide. Climate change laws and regulations enacted and proposed could limit and impose costs tied to GHG emissions from covered entities and require additional monitoring/reporting. A number of states have also adopted energy strategies or plans with goals that include the reduction of GHG. For example, Pennsylvania has a methane reduction framework for the natural gas industry, which has resulted in permitting changes with the stated goal of reducing methane emissions from well sites, compressor stations, and pipelines.  At this time, the existing GHG laws and regulations are not expected to materially harm the Company’s operations or capital expenditures; however, the uncertainty of future climate change regulatory requirements still remains. We cannot predict the potential impact of future laws and regulations on our business, financial condition, or results of operations. Although these future expenditures and costs for regulatory compliance may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs. Competition from renewable energy sources may reduce the demand for natural gas, which could impact our future earnings and cash flows.  Another potential risk related to climate change could be more frequent and more severe weather events, which could increase our costs to repair damaged facilities and restore service to our customers. If we are unable to provide utility services to our customers, our financial results would be impacted by lost revenues, and we would have to seek regulatory approval to recover restoration costs.

Climate change and other sustainability matters are increasingly important to many investors, and we may fail to provide information desired by all investors or achieve our sustainability goals.

Climate change and other sustainability matters are increasingly important to many investors, including our current investors. We have focused attention on these matters and the communication of our goals, targets, and activities to investors. These goals and targets reflect our current plans and aspirations. Our ability to achieve such goals and aspirations is subject to numerous risks and uncertainties, many of which rely on the collective efforts of others or may be outside of our control. As such, we cannot offer assurances that the results reflected or implied by any such statements will be realized or achieved. Moreover, standards and expectations for sustainability matters continue to evolve and may be subject to varying interpretations, which may result in significant revisions to our goals or progress. We may also be unable to satisfactorily meet evolving standards, regulations, and disclosure requirements related to sustainability. Any failure, or perceived failure, to meet evolving stakeholder expectations, additional regulations and industry standards and disclosures, or achieve our sustainability goals and targets could have an adverse effect on our business, results of operations, financial condition, or stock price.

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

•unprotected cross-connections with our customers’ processes, irrigation systems, or swimming pools; and

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

We are devoting our attention to various emerging contaminants, including the Per- and Polyfluoroalkyl Substances (PFAS) family of chemicals and other chemicals and substances that do not have any federal regulatory standard in drinking water. We comply with governmental agency guidance that recommends the standard of protection from these contaminants, and we monitor proposed standards and other governmental agency guidance regarding these contaminants. On April 10, 2024, the EPA announced the final National Primary Drinking Water Regulation (NPDWR) for the treatment of six per- and polyfluoroalkyl substances or compounds (PFAS). The NPDWR established the maximum contaminant levels (MCLs) in drinking water and allows for a five-year window to comply. The Company performed its analysis of the NPDWR and estimated an investment of at least $450,000,000 of capital expenditures to install additional treatment facilities over the Compliance Period in order to comply (i.e., 2029 pending no delays due to lawsuits). This figure could increase as plans for construction execution are refined or if additional sites require treatment in the future. Additionally, the Company estimates annual operating expenses of approximately five percent of the installed capital expenditures, in today’s dollars, related to testing, treatment, and disposal. These are preliminary estimates and actual capital expenditures and expenses may differ based upon a variety of factors, including supply chain issues and site-by-site requirements.

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

Natural gas transportation, distribution and storage activities inherently involve a variety of hazards and operational risks, such as leaks, accidental explosions, well failure, damage caused by third parties and mechanical problems, which could cause substantial financial losses. These risks could result in serious personal injury, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. These activities may also subject the Company to litigation or administrative proceedings. Such litigation or proceedings could result in substantial monetary judgments, fines or penalties against the Company or otherwise be resolved on unfavorable terms.

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

As of December 31, 2024, our aggregate long-term and short-term debt balance was $7,745,638,000. The substantial indebtedness could:

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

Our business is capital intensive. In addition to the capital required to fund customer growth through our acquisition strategy, on an annual basis, we invest significant sums for additions to or replacement of property, plant and equipment. We obtain funds for our capital expenditures from operations, contributions and advances by developers and others, debt issuances, and equity issuances. We have paid dividends consecutively for 80 years, and our Board of Directors recognizes the value that our common shareholders place on both our historical payment record and on our future anticipated dividend payments. Our ability to continue our growth through acquisitions and to maintain and meet our financial objectives is dependent upon the availability of adequate capital, and we may not be able to access the capital markets on favorable terms or at all. Additionally, if in the future, our credit facilities are not renewed or our short-term borrowings are called for repayment, we would need to seek alternative financing sources; however, there can be no assurance that these alternative financing sources would be available on terms acceptable to us. In the event we are unable to obtain sufficient capital, we may need to take steps to conserve cash by reducing our capital expenditures or dividend payments and our ability to pursue acquisitions may be limited. The reduction in capital expenditures may result in reduced potential earnings growth, affect our ability to meet environmental laws and regulations, and limit our ability to improve or expand our utility systems to the level we believe appropriate. There is no guarantee that we will be able to obtain sufficient capital in the future on reasonable terms and conditions for expansion, construction, and maintenance. In addition, delays in completing major capital projects could delay the recovery of the capital expenditures associated with such projects through rates.

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

The sale or issuance of substantial amounts of our common stock, or the perception that additional sales or issuances could occur, could adversely affect the market price of our common stock, even if the business is doing well. In addition, the availability for sale of substantial amounts of our common stock could adversely impact its market price. Any of the foregoing may also impair our ability to raise additional capital through the sale of our equity securities or could result in incremental dilution due to issuing equity at a lower share price.

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

To date, risks from cybersecurity threats and incidents have not materially affected the Company, including its business strategy, financial condition, or results of operations. Refer to Item 1A – Risk Factors for additional information.

Governance

Role of Management - Our cybersecurity program is overseen by a cross-functional committee of senior business leaders and led by our Chief Information Officer. This management committee meets bimonthly and is charged with overseeing our cybersecurity strategy, ensuring that cyber risk is managed, and that the program is aligned to business goals and objectives. Our Chief Information Officer has formal education in information technology; has multi-year experience working in the Company’s information and technology function; and receives periodic training and education on cybersecurity-related topics.

Role of the Board of Directors - The Board of Directors has a Risk and Investment Policy Committee (“RP Committee”) whose primary purpose is to assist the Board of Directors in fulfilling its oversight responsibilities. The RP Committee oversees a number of the Company’s risk management practices, including cybersecurity risks. Our Chief Information Officer provides updates on cybersecurity risks, threats, key developments in policies and practices, and related risk exposures to the RP Committee at least quarterly, and more often as needed. When covered during an RP Committee meeting, the Chairperson of the RP Committee reports on its discussions to the full Board of Directors. Additionally, management provides an update to the full Board of Directors at least once a year, and more often as needed. The Board of Directors annually reviews and approves the capital and operating budgets, ultimately reviewing and approving the amount spent on cybersecurity measures.

Item 2.	Properties

Our Regulated Water properties consist of water transmission and distribution mains and wastewater collection pipelines, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, pipes, dams, reservoirs, buildings, vehicles, land, easements, rights-of-way, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water and the collection and treatment of wastewater. Substantially all of our treatment, storage, and distribution properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of mortgage or indentures. These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries. For some properties that we acquired through the exercise of the power of eminent domain and other properties we purchased, we hold title for water supply purposes only. We own, operate and maintain approximately 14,500 miles of transmission and distribution mains, 24 surface water treatment plants, many well treatment stations, and 203 wastewater treatment plants. A small portion of the properties are leased under long-term leases.

Our Regulated Natural Gas properties consist of approximately 15,000 miles of natural gas distribution mains, varying in size from one-half inch to 30 inches in diameter, 1,700 miles of gathering pipeline, 300 miles of intrastate transmission/storage pipeline, and both active and inactive gas storage wells. Further, in each of the cities, towns, and rural areas where we serve natural gas customers, we own the underground gas mains and service lines, metering, and regulating equipment located on customers’ premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which we receive gas from third parties are owned, operated, and maintained by others, and our distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on land owned by suppliers.

The following table indicates our net property, plant and equipment, in thousands of dollars, as of December 31, 2024 in the principal states where we operate:

	Net Property, Plant and Equipment
Pennsylvania	$9,305,441	70.8%
Ohio	756,201	5.8%
Illinois	699,938	5.3%
North Carolina	590,991	4.5%
Texas	806,382	6.1%
Other (1)	984,523	7.5%
Consolidated	$13,143,476	100.0%

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

Our common stock is traded on the New York Stock Exchange under the ticker symbol WTRG. As of February 24, 2025, there were approximately 17,045 holders of record of our common stock.

The following table shows the cash dividends per share for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Year
2024
Dividend paid per common share	$0.3071	$0.3071	$0.3255	$0.3255		$1.2652
Dividend declared per common share	0.3071	$-	0.3255	0.6510	*	1.2836

2023
Dividend paid per common share	$0.2870	$0.2870	$0.3071	$0.3071		$1.1882
Dividend declared per common share	0.2870	-	0.3071	0.6142	**	1.2083

* includes dividends declared in December 2024 that are payable to shareholders on March 3 of the subsequent year

**includes dividends declared in December 2023 that are payable to shareholders on March 1 of the subsequent year

We have paid dividends consecutively for 80 years. On July 31, 2024, our Board of Directors authorized an increase of 6.0% in the September 3, 2024 quarterly dividend over the dividend Essential Utilities paid in the previous quarter. As a result of this authorization, beginning with the dividend payment in September 2024, the annualized dividend rate increased to $1.302 per share. This is the 34th dividend increase in the past 33 years and the 26th consecutive year that we have increased our dividend in excess of five percent. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1, and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements, and such other factors as our Board of Directors may deem relevant. In 2024, our dividends paid represented 58.2% of net income.

Information with respect to restrictions set forth in our debt instruments is disclosed in Note 11 – Long-term Debt and Loans Payable in the Notes to Consolidated Financial Statements which is contained in Item 8 of this Annual Report.

During the fourth quarter of 2024, the Company did not repurchase any of its equity securities under any repurchase plan or program.

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

The Company

Essential Utilities, Inc., (Essential Utilities, the Company, we, us, or our), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated 5.5 million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc. (Aqua Pennsylvania), provides water or wastewater services to approximately one-half of the total number of water or wastewater customers we serve. These customers are located in the suburban areas in counties north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Our Peoples subsidiaries provide natural gas service to approximately 745,000 customers in western Pennsylvania and Kentucky. Approximately 95% of the total number of natural gas utility customers we serve are in western Pennsylvania. Lastly, the Company’s market-based activities are conducted through Aqua Resources, Inc. and certain other non-regulated subsidiaries of Peoples. Aqua Resources offers, through a third-party, water and sewer service line protection solutions and repair services to households. Other non-regulated subsidiaries of Peoples provide utility service line protection services to households and operate gas marketing and production businesses.

In October 2023, the Company completed the sale of its regulated natural gas utility assets in West Virginia, which represented approximately two percent of the Company’s regulated natural gas customers. The Company initially received net cash proceeds of $39,965, subject to working capital and other adjustments. In March 2024, the Company received an additional $1,213 from the buyer. In January 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects for $165,000. These transactions are consistent with the Company’s long-term strategy of focusing on its core business and will allow the Company to prioritize the growth of its utilities in states where it has scale. The Company used the proceeds from these transactions to finance its capital expenditures and water and wastewater acquisitions, in place of external funding from equity and debt issuances. See Note 3 – Dispositions in the Notes to Consolidated Financial Statements which is contained in Item 8 of this Annual Report for additional information.

Recent Developments

Water Quality Standards

On April 10, 2024, the U.S. Environmental Protection Agency (“EPA”) announced the final National Primary Drinking Water Regulation (NPDWR) for the treatment of six per- and polyfluoroalkyl substances or compounds (“PFAS”). The NPDWR established the maximum contaminant levels (MCLs) in drinking water and allows for a five-year window to comply (Compliance Period). The Company performed its analysis of the NPDWR and estimated an investment of at least $450,000 of capital expenditures to install additional treatment facilities over the Compliance Period in order to comply (i.e., 2029 pending no delays due to lawsuits). This figure could increase as plans for construction execution are refined or if additional sites require treatment in the future. Additionally, the Company estimates annual operating expenses of approximately five percent of the installed capital expenditures, in today’s dollars, related to testing, treatment, and disposal. These were preliminary estimates and actual capital expenditures and expenses may differ based upon a variety of factors, including supply chain issues and site-by-site requirements.

On October 30, 2024, the EPA issued the final Lead and Copper Rule Improvements (LCRI) which requires water systems to identify and replace lead pipes by 2037, lowers the lead action level threshold, and requires more proactive communications about lead pipes and plans for replacements, among other items. The LCRI builds upon the Lead and Copper Rule Revisions (LCRR) issued in 2021 and the Lead and Copper Rule (LCR) issued in 1992. The Company has been replacing lead service lines as part of its ongoing water main replacement and service line renewal programs, and in accordance with applicable state regulations. Pursuant to the LCRR, the Company completed the submission of its initial lead service line inventories on October 14, 2024. The Company estimates that approximately 6% of its regulated water service systems contain some lead or galvanized service lines requiring replacement. The Company currently has budgeted approximately $210,000 of capital expenditures over the next five years for lead and galvanized service line replacement. Management is still reviewing the final LCRI and its impact to the Company.

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

Comprehensive Environmental Response, Compensation, and Liability Act

On April 19, 2024, the EPA announced a final rule that designated two PFAS chemicals, perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), as hazardous substances under the under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as Superfund.  This final action will address PFOA and PFOS contamination by enabling investigation and cleanup of these harmful chemicals and ensuring that leaks, spills, and other releases are reported. In addition to the final rule, the EPA issued a separate CERCLA enforcement discretion policy that makes it clear that the EPA will focus enforcement on parties who significantly contributed to the release of PFAS chemicals into the environment, including parties that have manufactured PFAS or used PFAS in the manufacturing process, federal facilities, and other industrial parties.  The policy identifies examples for operators of public water systems and wastewater systems or entities performing a public service role in providing safe drinking water, handling municipal solid waste, treating or managing stormwater and wastewater, disposing of pollution control residuals, or ensuring beneficial application of wastewater products as a fertilizer substitute. The potential liabilities to the Company, if any, resulting from this rule are currently being evaluated. Multiple lawsuits were filed by various companies and industry groups against the EPA's PFAS rule and are awaiting court action.

The Company continues to advocate for actions to hold polluters accountable and is part of the Multi-District Litigation and other legal actions against multiple PFAS manufacturers and polluters to attempt to ensure that the ultimate responsibility for the cleanup of these contaminants is attributed to the polluters and is seeking damages and other costs to address the contamination of its public water supply systems by PFAS. The Company is also monitoring ongoing litigation and settlement activity with manufacturers of PFAS in these proceedings. For more information, see Note 9 – Commitments, in the Notes to Consolidated Financial Statements, which is contained in Item 8 of this Annual Report for the year ended December 31, 2024.

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

The mission of the regulated utility industry is to provide quality and reliable utility service at reasonable rates to customers, while earning a fair return for shareholders. We strive to achieve the industry’s mission by effective planning, efficient investments, and productive use of our resources. We maintain a rate case management capability to pursue timely and adequate returns on the capital investments that we make in improving our distribution system, treatment plants, information technology systems, and other infrastructure. This capital investment creates assets that are used and useful in providing utility service and is commonly referred to as rate base. In pursuing our rate case strategy, we consider the amount of net utility plant additions and replacements made since the previous rate decision, the changes in the cost of capital, changes in our capital structure, and changes in operating and other costs. Based on these assessments, our utility operations periodically file rate increase requests with their respective state utility commissions or local regulatory authorities. In general, as a regulated enterprise, our utility rates are established to provide full recovery of utility operating costs, taxes, interest on debt used to finance capital investments, and a return on equity used to finance capital investments. There may be a regulatory lag between the time when operating costs increases, customer usage changes, and capital investments occur and when those items are incorporated into rates. On occasion, our regulated utility companies may enter into rate settlement agreements, which require us to wait for a period of time to file the next base rate increase request.

Presented below are some of the approved constructive regulatory practices that are available in the states in which we operate:

Regulatory Mechanism	States Allowed
Consolidated Tariff (a)	IL, IN, KY, NC, NJ, OH, PA, TX, VA
Future or Fully Projected Test Year (b)	IL, IN, KY, NC, NJ, OH, PA, VA
Infrastructure Surcharge Mechanism (c)	IL, IN, KY, NC, NJ, OH, PA, TX, VA
Purchased Gas Riders (d)	KY, PA
Revenue Stability Mechanism (e)	KY, PA, IL
Deferred Accounting (f)	IL, IN, KY, NC, NJ, OH, PA, TX, VA

(a) Our water and wastewater operations are comprised of 38 rate divisions, and our natural gas operations are comprised of two rate divisions. Each of our utility rate divisions requires a separate rate filing for the evaluation of the cost of service and recovery of investments in connection with the establishment of tariff rates for that rate division. When feasible and beneficial to our utility customers, we have sought approval from the applicable state utility commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base. All eight states in which we operate water and wastewater utilities currently permit us to file a revenue requirement using some form of consolidated rates for some or all of the rate divisions in that state.

(b) Most of the states in which we operate allow us to use a future or fully projected test year in our rate filings, which allows current or projected revenues, expenses and capital investments to be collected on a more timely basis. In some cases, interim rate relief is allowed in the event of regulatory lag. Some states also permit our subsidiaries to use a surcharge or credit on their bills to reflect allowable changes in costs, such as changes in state tax rates, other taxes, and purchased water costs, until such time as the new costs are fully incorporated in base rates.

(c) Each of the states in which we operate water, wastewater, and natural gas utilities, permit us to add an infrastructure rehabilitation surcharge to their respective bills, between rate cases, to offset the additional depreciation and capital costs associated with capital expenditures related to replacing and rehabilitating infrastructure systems.

(d) Our natural gas utility business is affected by the cost of natural gas, and we are able to generally pass the cost of gas to our customers without markup under purchased gas cost adjustment mechanisms; consequently, increases in the cost of gas are offset by a corresponding increase in revenues.

(e) The natural gas utility business is subject to seasonal fluctuations with the peak usage period occurring in the heating season, which generally runs from October to March. We have in place a weather-normalization adjustment (WNA) mechanism for our natural gas customers served in Kentucky, and, beginning in October 2024, for our natural gas customers in Pennsylvania. The WNA serves to minimize the effects of weather on the Company’s results for its residential and small commercial natural gas customers. This regulatory mechanism reduces the delivery charge component of customers’ bills for the additional volumes used when actual heating degree days (HDDs) exceed normalized HDDs and increases the delivery charge component of customers’ bills for the reduced volumes when actual HDDs are less than normal HDDs. For a given day, the number of HDDs is calculated by subtracting the average of the high and low temperatures for the day from 65 degrees Fahrenheit. Normal HDDs are established through rate proceedings in each of our jurisdictions.

In Illinois, our operating subsidiary has a revenue stability mechanism which allows us to recognize state PUC-authorized revenue for a period which is not based upon the volume of water sold during that period, thereby reducing the impact of weather and consumption variability.

(f) We are permitted to apply for deferred cost accounting treatment and set up a regulatory asset for future recovery of certain costs until the next base rate case.

Timely and adequate rate relief is important to our continued profitability and in providing a fair return to our shareholders. We continue to pursue enhancements to our regulatory practices to facilitate the efficient recovery of the increased cost of providing services and infrastructure improvements in our rates and mitigate the inherent regulatory lag associated with traditional rate making processes.

Presented in the table below are annualized incremental revenues by state, assuming a constant sales volume and customer count, resulting from base rate case authorizations that became effective in 2024:

State	Segment	Effective Date	Annualized Revenue Increase
Ohio	Water	1/1/2024; 8/1/2024	$1,637
	Wastewater	7/1/2024	490
North Carolina*	Water	1/1/2024	2,632
	Wastewater	1/1/2024	1,111
Virginia	Water	2/5/2024	4,830
	Wastewater	2/5/2024	660
Pennsylvania	Gas	9/27/2024	93,000
New Jersey	Water	10/15/2024	2,250
Illinois	Water	12/5/2024	4,726
	Wastewater	12/5/2024	6,906
Total Base Rate Case Authorizations in 2024			$118,242

* Base rate case - step increase for Year 2

On February 7, 2025, the Pennsylvania Public Utility Commission (“PAPUC”) issued an order approving, with certain minor modifications, the joint petition for non-unanimous partial settlement filed by Aqua Pennsylvania, Office of Consumer Advocate, and other groups, that allowed a base rate increase designed to increase total annual operating revenues by $73,000. New rates went into effect on February 22, 2025. At the time the rate order was received, the rates in effect also included $37,940 in Distribution System Improvement Charges (“DSIC”), which was 6.73% above prior base rates. Consequently, the aggregate annual base rates increased by $110,940 since the last base rate increase and DSIC was reset to zero.

Our operating subsidiaries received rate increases representing estimated annualized revenues of $118,242 in 2024 resulting from twelve base rate decisions, $28,426 in 2023 resulting from seven base rate decisions, and $81,610 in 2022 resulting from seven base rate decisions. Annualized revenues in aggregate from all of the rate increases realized in the year of grant were $34,832 in 2024, $10,109 in 2023, and $51,163 in 2022. Refer to Note 17 – Rate Activity in this Annual Report for further information.

Growth Through Acquisitions and Capital Investment

The Company continues to focus on rate base growth opportunities to create a resilient and sustainable future. This is achieved through (i) acquisitions to expand the Company’s service areas and increase customers, and (ii) delivering on its environmental reliability commitments through continued investment in replacing aging infrastructure, contaminant mitigation, and emissions reductions, among others.

Acquisitions

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

During 2024, we completed two acquisitions of water and wastewater systems, which along with the organic growth in our existing systems, represent 9,391 new customers. During 2023, we completed seven acquisitions of water and wastewater systems, which along with the organic growth in our existing systems, represents 19,659 new customers. During 2022, we completed three acquisitions of water and wastewater systems, which along with the organic growth in our existing systems, represents 31,537 new customers..

As of December 31, 2024, the Company has seven signed purchase agreements for additional water and wastewater systems that are expected to serve approximately 213,000 equivalent retail customers or equivalent dwelling units and total approximately $362,000 in purchase price in three of our existing states. This includes the Company’s agreement to acquire the Delaware County Regional Water Quality Control Authority (DELCORA) for $276,000. DELCORA, a Pennsylvania sewer authority, serves approximately 198,000 equivalent dwelling units in the Philadelphia suburbs. Refer to Note 2 – Acquisitions in this Annual Report for further discussion.

As of December 31, 2024, the pipeline of potential water and wastewater municipal acquisitions the company is actively pursuing represents approximately 400,000 total customers or equivalent dwelling units. The Company remains on track to, over the long term, annually increase customers between 2% and 3% through acquisitions and organic customer growth.

On January 31, 2025, the Company closed on the acquisition of Greenville Sanitary Authority’s wastewater utility assets, which serves approximately 2,300 customers in Greenville, Pennsylvania for $18,000.

Capital Investment

In 2024, the Company invested $1,329,747 to improve its regulated water and natural gas infrastructure systems and to enhance customer service across its operations. From 2025 through 2029, the company plans to invest approximately $7,800,000 to improve water and natural gas systems and better serve customers through improved information technology. The Company’s investments include addressing PFAS with at least $450,000 in capital projects, replacing and expanding its water and wastewater utility infrastructure, and replacing and upgrading its natural gas utility infrastructure, with the latter leading to significant reductions in methane emissions that occur in aged gas pipes. The capital investments made to rehabilitate and expand the infrastructure of the communities the Company serves are critical to its mission of safely and reliably delivering Earth’s most essential resources.

Rate Base Growth

Since 2020, the Company’s combined rate base grew by 44%. The Company expects its regulated water and natural gas rate bases to grow at a compound annual rate of around 6% and 11%, respectively, through 2029. The combined rate base is expected to grow at a compound annual rate of 8% through 2029.

As of December 31, 2024, the Company’s rate base is estimated to be $11,500,000, which is comprised of:

•$7,300,000 in the Regulated Water segment; and

•$4,200,000 in the Regulated Natural Gas segment.

As of December 31, 2024, the regulatory status of the Company’s rate base is estimated to be as follows:

•$10,300,000 filed with respective state utility commissions or local regulatory authorities; and

•$1,200,000 not yet filed with respective state utility commissions or local regulatory authorities.

RESULTS OF OPERATIONS

Consolidated financial and operational highlights for the years ended December 31, 2024, 2023, and 2022 are presented below. For discussion of our results of operations and cash flows for 2023 compared with 2022, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.

Years ended December 31,	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Operating revenues:
Regulated water segment	$1,221,880	$1,153,376	$1,082,972	$68,504	$70,404
Regulated natural gas segment	842,991	863,759	1,143,362	(20,768)	(279,603)
Other and eliminations	21,242	36,689	61,698	(15,447)	(25,009)
Consolidated operating revenues	$2,086,113	$2,053,824	$2,288,032	$32,289	$(234,208)
Operations and maintenance expense	$587,250	$575,518	$613,649	$11,732	$(38,131)
Net income	$595,314	$498,226	$465,237	$97,088	$32,989
Capital expenditures	$1,329,747	$1,199,103	$1,062,763	$130,644	$136,340
Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	28.2%	28.0%	26.8%	0.2%	1.2%
Depreciation and amortization	17.7%	16.7%	14.0%	1.0%	2.7%
Taxes other than income taxes	4.5%	4.4%	3.9%	0.1%	0.5%
Interest expense, net of interest income	14.3%	13.6%	10.2%	0.7%	3.4%
Net income	28.5%	24.3%	20.3%	4.2%	4.0%
Return on Essential Utilities stockholders' equity	9.6%	8.4%	8.7%	1.2%	-0.3%
Ratio of capital expenditures to depreciation expense	3.7	3.5	3.4	0.2	0.1
Effective tax rate	(3.8%)	(15.4%)	(3.2%)	11.6%	(12.2%)

Consolidated Results of Operations Comparison for 2024 and 2023

Operating revenues - Operating revenues increased by $32,289 or 1.6% for the year ended December 31, 2024 compared to the year ended December 31, 2023. Revenues from our Regulated Water segment increased by $68,504, Regulated Natural Gas segment revenues decreased by $20,768 and Other business segment revenues decreased by $15,447. A detailed discussion of the factors contributing to the changes in segment operating revenues is included below under the section, Segment Results of Operations.

Our Other business segment revenues consist of market-based revenues at Aqua Resources and our non-regulated natural gas operations amounting to $21,242 in 2024, $36,689 in 2023, and $61,698 in 2022. The decrease in Other business segment revenues in 2024 compared to 2023 is primarily due to lower revenues from our non-regulated natural gas operations as a result of lower average gas prices and lower gas usage in the current period as compared to the prior period.

Operating expenses - Operations and maintenance expenses increased in 2024, as compared to 2023, by $11,732 or 2.0%, primarily due to:

•an increase in customer assistance surcharge costs of $8,140 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues;

•an increase in employee related costs of $7,828, primarily resulting from higher salary costs, healthcare costs, and contributions to the Company’s defined contribution plan, offset by lower pension cost;

•an increase in production costs for water and wastewater operations of $5,880, primarily due to higher purchased water, wastewater, and power costs;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems and higher customer base of $2,788;

•an insurance recovery of $2,448 in 2023 associated with clean-up costs and other expenses incurred during Hurricane Ida; and,

•an increase in materials and supplies of $2,026; offset by

•a decrease in legal expenses of $4,137;

•a decrease in bad debt expense of $1,344;

•a decrease in transportation expenses of $1,548; and,

•lower operations and maintenance expense of $12,411 as a result of our sale of the assets of Peoples West Virginia in October 2023 and our interest in three non-utility local microgrid and distributed energy projects in January 2024.

Purchased gas decreased by $75,297 or 21.4% in 2024 compared to 2023. Purchased gas represents the cost of gas sold by Peoples for the regulated and non-regulated gas business and has a corresponding offset in revenue. This expense decreased for the regulated natural gas business and non-regulated business by $60,322 and $14,975, respectively. The decrease in 2024 is the result of the impact of lower average cost of gas of $55,236, lower gas usage of $11,380 due to warmer weather conditions, and a decrease of $8,681 from the sale of Peoples West Virginia in October 2023 and our three non-utility local microgrid and distributed energy projects in January 2024.

Depreciation and amortization expense increased by $25,857 or 7.5%, in 2024 over 2023, principally due to continued capital expenditures to expand and improve our utility facilities, upgrade our information systems, our acquisitions of new utility systems, and additional rate case filings. Expenses associated with filing rate cases are deferred and amortized over periods that generally range from one to three years.

Taxes other than income taxes increased by $4,426 or 4.9% in 2024 as compared to 2023 largely due to an increase in property taxes, payroll taxes, and pumping fees.

Other expense, net - Interest expense, net of interest income, increased by $15,406 in our Regulated Water segment and by $668 for our Regulated Natural Gas segment. Refer to Segment Results of Operations below for further details. Interest expense, net of interest income, in Other relates to our corporate operations, and this increased by $3,114. The weighted average cost of fixed rate long-term debt was 4.03% at December 31, 2024 and 3.86% at December 31, 2023. The weighted average cost of fixed and variable rate long-term debt was 4.14% at December 31, 2024 and 4.14% at December 31, 2023.

Allowance for funds used during construction (AFUDC) was $21,310 in 2024 and $16,967 in 2023, and varies as a result of changes in the average balance of utility plant construction work in progress, to which AFUDC is applied, changes in the AFUDC rate which is based predominantly on short-term interest rates, changes in the balance of short term-debt, and changes in the amount of AFUDC related to equity. The increase in 2024 is primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied. The amount of AFUDC related to equity was $13,938 in 2024 and $11,726 in 2023.

Gain on sale of other assets totaled $92,224 in 2024 and $65 in 2023. During the first quarter of 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects and recognized a gain of $91,236.

Other, net was income of $1,425 in 2024 and $2,613 in 2023, and largely consists of the non-service cost component of our net benefit cost for our pension and post-retirement benefits and unrealized gains and losses on investments associated with our non-qualified pension plan. The change is primarily due to the increase in the pension and post-retirement benefit non-service cost component of net periodic benefit expense in 2024 in our Regulated Water segment.

Income tax benefit - Our effective income tax rate was a benefit of 3.8% in 2024 and 15.4% in 2023. The Company’s provision for income taxes represents an income tax benefit due to the effects of tax deductions recognized for certain qualifying infrastructure investments. The decrease in the income tax benefit is primarily attributed to the gain recognized from the sale of the Company’s interest in three non-utility local microgrid and distributed energy projects in the first quarter of 2024 and decrease in tax benefit associated with the repairs tax deduction for qualifying utility infrastructure investments in our Regulated Natural Gas segment.

Net income -

	Years ended December 31,
	2024	2023	2022
Operating income	$757,668	$692,097	$661,187
Net income	$595,314	$498,226	$465,237
Diluted net income per share	$2.17	$1.86	$1.77

The changes in diluted net income per share in 2024 over the previous year were due to the aforementioned changes.

Although we have experienced increased income in the recent past, continued adequate rate increases reflecting increased operating costs and new capital improvements are important to the future realization of improved profitability.

Segment Results of Operations Comparison for 2024 and 2023

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

Regulated Water Segment

The following tables present the selected operating results and customers served for our Regulated Water segment, for the year ended December 31:

	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Sendout (a) (in millions of gallons)
Pennsylvania	43,794	42,525	42,666	1,269	(141)
Ohio	13,979	13,560	14,604	419	(1,044)
Illinois	8,774	8,421	8,784	353	(363)
Texas	8,038	8,703	8,606	(665)	97
North Carolina	5,809	5,824	5,934	(15)	(110)
Other states	6,705	6,526	6,272	179	254
Subtotal	87,099	85,559	86,866	1,540	(1,307)
Elimination	(94)	(122)	(141)	28	19
Total sendout by state	87,005	85,437	86,725	1,568	(1,288)

Utility customers:
Residential water	865,028	859,331	850,673	5,697	8,658
Commercial water	43,969	43,853	43,119	116	734
Industrial water	1,275	1,283	1,286	(8)	(3)
Other water	19,774	19,123	18,446	651	677
Wastewater	193,821	190,119	181,721	3,702	8,398
Total water and wastewater utility customers	1,123,867	1,113,709	1,095,245	10,158	18,464

Operating revenues:
Residential water	$662,909	$641,351	$607,473	$21,558	$33,878
Commercial water	186,534	180,731	168,460	5,803	12,271
Industrial water	34,831	33,949	32,581	882	1,368
Other water	123,373	92,784	94,359	30,589	(1,575)
Wastewater	199,157	187,462	165,312	11,695	22,150
Other utility	15,076	17,099	14,787	(2,023)	2,312
Total operating revenues	$1,221,880	$1,153,376	$1,082,972	$68,504	$70,404
Operating expenses:
Operations and maintenance expense	$381,088	$368,843	$370,850	$12,245	$(2,007)
Depreciation and amortization	$232,338	$217,593	$201,392	$14,745	$16,201
Taxes other than income taxes	$68,006	$62,759	$64,472	$5,247	$(1,713)
Other expense, net	$121,292	$105,674	$84,396	$15,618	$21,278
Provision for income taxes	$68,851	$57,546	$47,510	$11,305	$10,036
Segment net income	$350,305	$340,961	$314,352	$9,344	$26,609

(a) Sendout represents the quantity of treated water delivered to our distribution systems. We use sendout as an indicator of customer demand.

Operating revenues - The growth in our Regulated Water segment’s revenues over the past three years is primarily a result of increases in our water and wastewater rates and our customer base. Water and wastewater rate increases, including infrastructure rehabilitation surcharges, implemented during the past three years have provided additional operating revenues of $50,639 in 2024, $57,924 in 2023, and $63,367 in 2022. The number of customers increased at an annual compound rate of 1.8% over the past three years due to acquisitions and organic growth, adjusted to exclude customers associated with utility system dispositions. Acquisitions in our Regulated Water segment have provided additional water and wastewater revenues of $4,182 in 2024, $9,646 in 2023, and $16,145 in 2022.

Our Regulated Water segment also includes operating revenues of $11,226 in 2024, $14,863 in 2023, and $11,477 in 2022, associated with revenues earned primarily from fees received from telecommunication operators that have put cellular antennas on our water towers, fees earned from municipalities for our operation of their water or wastewater treatment services or to perform billing services, and fees earned from developers for accessing our water mains.

Operating expenses - Operations and maintenance expense increased by $12,245 or 3.3% primarily due to the following:

•an increase in production costs for water and wastewater operations of $5,880;

•an insurance recovery of $2,448 in 2023 associated with clean-up costs and other expenses incurred during Hurricane Ida;

•an increase in employee related costs of $2,529 resulting from higher salary costs, healthcare costs, and contributions to the Company’s defined contribution plan, offset by lower pension cost;

•additional operating costs resulting from acquired water and wastewater utility systems and higher customer base of $2,788; offset by

•a decrease in legal fees of $1,192; and,

•a decrease in bad debt expense of $467.

Depreciation and amortization increased by $14,745 or 6.8% primarily due to continued capital investment to expand and improve our utility facilities and our acquisitions of new utility systems.

Taxes other than income taxes increased by $5,247 or 8.4% in 2024 as compared to 2023 largely due to an increase in property taxes, payroll taxes and pumping fees.

Other expense, net – Interest expense, net of interest income, increased by $15,406 or 12.4% primarily due to the increase in average borrowings and increased borrowing costs.

AFUDC increased by $1,927 or 13.0% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other, net, was an income of $1,445 in 2024 and an income of $3,596 in 2023, and largely consists of the non-service cost component of our net benefit cost for pension and post-retirement benefits, and unrealized gains and losses on investments associated with our non-qualified pension plan. The change is primarily due to the increase in the pension and post-retirement benefit non-service cost component of net periodic benefit expense in 2024. The credit arising from the expected return of plan assets assumption was lower in 2024 as compared to 2023.

Provision for income tax – The effective income tax rate for our Regulated Water segment was an expense of 16.4% in 2024, compared to an expense of 14.4% in 2023. The increase in the effective tax rate is primarily the result of changes in the jurisdictional earnings mix, decrease in the amortization of certain regulatory liabilities associated with deferred taxes, and decrease in the income tax benefit associated with the repairs tax deduction for qualifying utility infrastructure investments.

Regulated Natural Gas Segment

The following tables present the selected operating results and customers served for our Regulated Natural Gas segment for and as of the year ended December 31:

	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Gas utility customers:
Residential gas	685,591	683,811	695,198	1,780	(11,387)
Commercial gas	59,296	59,384	59,684	(88)	(300)
Industrial gas	552	551	1,459	1	(908)
Total gas utility customers	745,439	743,746	756,341	1,693	(12,595)

Delivered volumes - retail and transportation (thousand cubic feet)
Residential gas	50,669,829	51,698,440	61,093,372	(1,028,611)	(9,394,932)
Commercial gas	33,641,589	33,151,308	37,240,382	490,281	(4,089,074)
Industrial gas	47,959,164	48,323,846	49,017,036	(364,682)	(693,190)
Total delivered volumes	132,270,582	133,173,594	147,350,790	(903,012)	(14,177,196)
Heating Degree Days (a)	4,288	4,558	5,648	(270)	(1,090)
Average Heating Degree Days (b)	5,240	5,427	5,438	(187)	(11)

	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Operating revenues:
Residential gas	$504,426	$519,406	$720,490	$(14,980)	$(201,084)
Commercial gas	100,662	111,272	149,653	(10,610)	(38,381)
Industrial gas	2,279	3,232	5,636	(953)	(2,404)
Gas transportation	194,413	184,598	205,825	9,815	(21,227)
Other utility	41,211	45,251	61,758	(4,040)	(16,507)
Total operating revenues	$842,991	$863,759	$1,143,362	$(20,768)	$(279,603)
Operating expenses:
Operations and maintenance expense	$207,176	$209,073	$239,506	$(1,897)	$(30,433)
Purchased gas	$267,226	$327,548	$551,009	$(60,322)	$(223,461)
Depreciation and amortization	$135,814	$125,263	$118,955	$10,551	$6,308
Taxes other than income taxes	$22,985	$23,846	$22,642	$(861)	$1,204
Other expense, net	$(3,834)	$90,819	$87,916	$(94,653)	$2,903
Income tax benefit	$(79,993)	$(113,353)	$(61,942)	$33,360	$(51,411)
Segment net income	$293,617	$200,563	$185,276	$93,054	$15,287

(a) Unit of measure reflecting temperature-sensitive natural gas consumption, calculated by subtracting the average of a day’s high and low temperatures from 65 degrees Fahrenheit; measured at Pittsburgh, PA.

(b) Based on historical twenty-year average heating degree days, as calculated from data provided by the National Weather Service for the same geographic location.

Operating revenues – Operating revenues from the Regulated Natural Gas segment decreased by $20,768 or 2.4% primarily due to:

•a decrease in purchased gas costs of $60,322; refer to purchased gas costs discussion below for further information;

•the decrease in distribution revenues of $4,043 as a result of our sale of the assets of Peoples West Virginia;

•a decrease in other utility revenues of $7,100 resulting from the sale of the Company’s interest in three non-utility local microgrid and distributed energy projects; offset by

•an increase of $32,432 due to higher rates and other surcharges;

•an increase in customer assistance surcharge of $8,140, which has an equivalent offsetting amount in operations and maintenance expense; and

•a weather normalization adjustment of $9,243, which had the effect of increasing revenues.

The Regulated Natural Gas segment is subject to seasonal fluctuations with the peak usage period occurring in the heating season which generally runs from October to March.  A heating degree day (HDD) is each degree that the average of the high and low temperatures for a day is below 65 degrees Fahrenheit in a specific geographic location.  Particularly during the heating season, this measure is used to reflect the demand for natural gas needed for heating based on the extent to which the average temperature falls below a reference temperature above which no heating is required (65 degrees Fahrenheit).  During the year ended December 31, 2024, we experienced actual HDDs of 4,288 days, which was warmer by 5.9% than the actual HDDs of 4,558 days in 2023 for Pittsburgh, Pennsylvania, which we use as a proxy for our western Pennsylvania service territory. A weather normalization adjustment (“WNA”) mechanism is in place for our natural gas customers served in Kentucky, and, beginning in October 2024, for our natural gas customers in Pennsylvania. The WNA serves to minimize the effects of weather on the Company’s ability to collect revenues to cover operating expenses for its residential and small commercial natural gas customers.

Operating expenses – Operations and maintenance expense for the year ended December 31, 2024 decreased by $1,897 or 0.9% primarily due to the following:

•lower operations and maintenance expense of $12,411 as a result of our sale of the assets of Peoples West Virginia in October 2023 and our interest in three non-utility local microgrid and distributed energy projects in January 2024;

•a decrease in legal fees of $3,266;

•a decrease in transportation expense of $1,429;

•a decrease in bad debt expense of $905; offset by

•an increase in customer assistance surcharge costs of $8,140, which has an equivalent offsetting amount in revenues;

•an increase in materials and supplies of $1,805; and

•an increase in labor and employee benefits of $5,719 resulting from higher salary costs, healthcare costs, and contributions to the Company’s defined contribution plan, offset by lower pension cost.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Therefore, fluctuations in the cost of purchased gas impact operating revenues on dollar-for-dollar basis. Purchased gas decreased by $60,322 or 18.4% in 2024 compared to 2023. The decrease is the result of lower average cost of gas of $44,044, and lower gas usage of $10,761 due to warmer weather conditions and $5,517 due to the sale of Peoples West Virginia in October 2023 and our three non-utility local microgrid and distributed energy projects in January 2024.

Depreciation and amortization increased by $10,551 or 8.4% primarily due to continued capital investment in pipe replacement.

Taxes other than income taxes decreased by $861 or 3.6% mainly due to lower sales and use taxes during the period.

Other expense, net – Interest expense, net of interest income, increased by $668 or 0.7% for 2024 compared to 2023.

AFUDC increased by $2,416 or 110.8% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Gain on sale of assets was $91,581 for the year ended December 31, 2024 and a loss on sale of assets was $559 for the year ended December 31, 2023. During the first quarter of 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects and recognized a gain of $91,236.

Income tax benefit – The effective income tax rate was a benefit of 37.4% in 2024, compared to a benefit of 130.0% in 2023. The decrease in the income tax benefit is primarily attributed to the gain recognized from the sale of the Company’s interest in three non-utility local microgrid and distributed energy projects in the first quarter of 2024 and a decrease in tax benefit associated with the repairs tax deduction for qualifying utility infrastructure investments in our Regulated Natural Gas segment.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flow and Capital Expenditures

Net operating cash flows, dividends paid on common stock, capital expenditures, including allowances for funds used during construction, and expenditures for acquiring utility systems were as follows for the years ended December 31:

	Net Operating Cash Flows	Dividends	Capital Expenditures	Acquisitions
2022	$600,306	$288,632	$1,062,763	$116,891
2023	933,587	316,806	1,199,103	45,303
2024	770,343	346,392	1,329,747	665
	$2,304,236	$951,830	$3,591,613	$162,859

Net cash provided by operating activities decreased by $163,244 during the year ended December 31, 2024, when compared to the same period in 2023. Our operating cash flow can be significantly affected by changes in operating working capital, especially during periods with significant changes in natural gas commodity prices and also the timing of our natural gas inventory purchases. The net change in working capital and other assets and liabilities resulted in a decrease in cash from operations of $96,799 in 2024 and an increase in cash from operations of $157,387 in 2023. The decrease in cash flows from operations associated with working capital during 2024, when compared to 2023, was primarily due to higher gas cost collections from customers brought about by higher average gas prices in 2023. In addition, accounts receivable and unbilled receivables were higher as of December 31, 2024 as compared with the same period in 2023 due to increased billings as a result of greater heating degree days for the month of December 2024 as compared with 2023.

Included in capital expenditures for the three year period are: expenditures for the rehabilitation of existing utility systems, the expansion of our utility systems, modernization and replacement of existing treatment facilities, meters, office facilities, information technology, vehicles, and equipment. During this three year period, we received $55,259 of customer advances and contributions in aid of construction to finance new utility mains and related facilities that are not included in the capital expenditures presented in the above table. In addition, during this period, we have made repayments of debt, which includes the net effect of borrowings and repayments under our long-term revolving credit facility of $1,732,026 and have refunded $22,041 of customers’ advances for construction. Dividends increased during the past three years as a result of annual increases in the dividends declared and paid and increases in the number of shares outstanding.

Our planned 2025 capital program, excluding the costs of new mains financed by advances and contributions in aid of construction is estimated to be approximately $1,469,000 in infrastructure improvements for the communities we serve. The 2025 capital program is expected to include approximately $1,037,000 for infrastructure rehabilitation surcharge qualified projects. Our planned 2025 capital program in Pennsylvania for our water and natural gas utilities is estimated to be approximately $1,032,000, a portion of which is expected to be eligible as a deduction for qualifying utility asset improvements for Federal income tax purposes. Our overall 2025 capital program along with $142,807 of debt repayments and $454,049 of other contractual cash obligations, as reported in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations”, has been, or is expected to be, financed through internally-generated funds, our revolving credit facilities, and the issuance of long-term debt and equity.

Future utility construction in the period 2026 through 2027, including addressing PFAS, lead and galvanized services line replacement, and recurring programs, such as the ongoing replacement or rehabilitation of utility meters and mains, water treatment plant upgrades, storage facility renovations, pipes, service lines, and additional transmission mains to meet customer demands, excluding the costs of new mains financed by advances and contributions in aid of construction, is estimated to require aggregate expenditures of approximately $3,042,000. We anticipate that more than one half of these expenditures will require external financing. We expect to refinance $1,173,486 of long-term debt during this period as it becomes due with funds from new issues of long-term debt, issuances of equity, internally-generated funds, and our revolving credit facilities. The estimates discussed above do not include any amounts for possible future acquisitions of utility systems or the financing necessary to support them.

Our primary sources of liquidity are cash flows from operations (including the allowed deferral of Federal income tax payments), borrowings under various short-term and long-term credit facilities, and customer advances and contributions in aid of construction. Our cash flow from operations, or internally-generated funds, is impacted by the timing of rate relief, utility operating revenues, and changes in Federal tax laws, and accelerated tax depreciation or deductions for utility construction projects. We fund our capital and typical acquisitions through internally-generated funds, supplemented by short-term or long term credit facilities. Over time, we partially repay or pay-down our short-term lines of credit with long-term debt. The ability to finance our future construction programs, as well as our acquisition activities, depends on our ability to attract the necessary external debt and equity financing and maintain internally-generated funds. Timely rate orders permitting compensatory rates of return on invested capital will be required by our operating subsidiaries to achieve an adequate level of earnings and cash flow to enable them to secure the capital they will need to operate and to maintain satisfactory debt coverage ratios.

Acquisitions

As part of the Company’s growth-through-acquisition strategy, as of December 31, 2024, the Company has entered into purchase agreements to acquire the water or wastewater utility system assets of six municipalities and a private company for a total combined purchase price in cash of approximately $362,000.  The purchase price for these pending acquisitions is subject to certain adjustments at closing, and the pending acquisitions are subject to regulatory approvals, including the final determination of the fair value of the rate base acquired.  This includes the Company’s agreement to acquire the Delaware County Regional Water Quality Control Authority (DELCORA) for $276,000. DELCORA, a Pennsylvania sewer authority, serves approximately 198,000 equivalent dwelling units in the Philadelphia suburbs.

Aside from DELCORA, closings for these acquisitions, which occurred or are expected to occur in 2025, are subject to the timing of the various regulatory approval processes and are expected to add approximately 15,000 equivalent retail customers in three of the states in which the Company operates.

In January 2025, the Company acquired Greenville Sanitary Authority’s wastewater utility assets, which serves approximately 2,300 customers in Greenville, Pennsylvania for $18,000.

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

During the past three years, we have expended cash of $162,859 related to the acquisition of both water and wastewater utility systems. We continue to pursue the acquisition of water and wastewater utility systems and explore other utility acquisitions that may be in a new state. Our typical acquisitions are expected to be financed with short-term debt with subsequent repayment from the proceeds of long-term debt, retained earnings, or equity issuances.

Dispositions

We routinely review and evaluate areas of our business and operating divisions and, over time, may sell utility systems or portions of systems. In October 2023, the Company completed the sale of its regulated natural gas utility assets in West Virginia, which represented approximately two percent of the Company’s regulated natural gas customers. The Company initially received net cash proceeds of $39,965, subject to working capital and other adjustments. In March 2024, the Company received an additional $1,213 from the buyer. In January 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects for $165,000. This sale resulted in the recognition of a gain of $91,236 during 2024 which is included in other expense (income) in the consolidated statement of operations. These transactions are consistent with the Company’s long-term strategy of focusing on its core business and will allow the Company to prioritize the growth of its utilities in states where it has scale. The Company used the proceeds from these transactions to finance its capital expenditures and water and wastewater acquisitions, in place of external funding from equity and debt issuances. Refer to Note 3 – Dispositions in this Annual Report for additional information.

Sources of Capital

Since net operating cash flow plus advances and contributions in aid of construction have not been sufficient to fully fund our cash requirements including capital expenditures and our growth through acquisitions program, we issued $3,377,430 of long-term debt, and obtained other short-term borrowings during the past three years. At December 31, 2024, we have a $1,000,000 unsecured long-term revolving credit facility that expires in December 2027, of which $16,774 was designated for letter of credit usage, $570,226 was available for borrowing, and $413,000 of borrowings were outstanding at December 31, 2024. In addition, Aqua Pennsylvania has a $100,000 364-day unsecured revolving credit facility and Peoples Natural Gas has a $300,000 364-day unsecured revolving credit facility. These short-term lines of credit are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

On August 15, 2024, the Company issued $500,000 of senior notes, less expenses of $3,015, due in 2027, with an interest rate of 4.80%. On January 8, 2024, the Company issued $500,000 of long-term debt, less expenses of $4,610, due in 2034 with an interest rate of 5.375%. The Company used the net proceeds from the issuance of these notes (1) to repay a portion of the borrowings under the Company’s existing five year unsecured revolving credit facility, and (2) for general corporate purposes.

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

On May 20, 2022, the Company issued $500,000 of long-term debt (the “2022 Senior Notes”), less expenses of $5,815, due in 2052 with an interest rate of 5.30%. The Company used the net proceeds from the issuance of 2022 Senior Notes to (1) to repay $49,700 of borrowings under Aqua Pennsylvania’s 364-day revolving credit facility and $410,000 of borrowings under the Company’s existing five year unsecured revolving credit facility, and (2) for general corporate purposes.

On August 13, 2024, the Company filed a prospectus supplement under the 2024 universal shelf registration statement relating to a new at-the-market equity sales program (“ATM”), under which it may issue and sell shares of its common stock up to an aggregate offering price of $1,000,000 (“2024 ATM”). This 2024 ATM replaced the Company’s previous ATM filed on October 14, 2022 (“2022 ATM”). During the year ended December 31, 2024, the Company issued 925,497 shares of common stock for net proceeds of $36,134 under the 2024 ATM. As of December 31, 2024, the 2024 ATM had approximately $964,000 of equity available for issuance. During the year ended December 31, 2023, the Company issued 8,938,839 shares of common stock for net proceeds of $322,983 under the 2022 ATM. During the year ended December 31, 2022, the Company issued 1,321,994 shares of common stock for net proceeds of $63,040 under the 2022 ATM. There were no common stock sales under the 2022 ATM in 2024. The Company used the net proceeds from the sales of shares through the 2022 and 2024 ATMs for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying a portion of outstanding indebtedness.

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

Our loan and debt agreements require us to comply with certain financial covenants, which among other things, subject to specific exceptions, limit the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. During 2024, we were in compliance with our debt covenants under our credit facilities. Failure to comply with our debt covenants could result in an event of default, which could result in us being required to repay or refinance our borrowings before their due date, possibly limiting our future borrowings, and increasing our borrowing costs.

In March 2024, the Company filed a new universal shelf registration with the Securities and Exchange Commission (SEC) to allow for the potential future offer and sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities, and other securities specified therein at indeterminate prices.  This registration statement is effective for three years and replaces a similar filing that expired in the second quarter of 2024.  During the past three years, we issued common stock and long-term debt in offerings under this shelf registration statement. Refer to Note 11 – Long-term Debt and Loans Payable and Note 13 – Stockholders’ Equity in this Annual Report for further information regarding these financings.

In addition, we have an acquisition shelf registration statement, which was filed with the SEC on February 27, 2015, to permit the offering from time to time of an aggregate of $500,000 of our common stock and shares of preferred stock in connection with acquisitions. The balance remaining available for use under the acquisition shelf registration as of December 31, 2024 is $487,155.

We will determine the form and terms of any further securities issued under the universal shelf registration statement and the acquisition shelf registration statement at the time of issuance.

We offer a Dividend Reinvestment and Direct Stock Purchase Plan (the Plan) that provides a convenient and economical way to purchase shares of the Company. Under the direct stock purchase portion of the Plan, shares are issued throughout the year. The dividend reinvestment portion of the Plan offers a five percent discount on the purchase of shares of common stock with reinvested dividends. As of the December 2024 dividend payment, holders of 4.0% of the common shares outstanding participated in the dividend reinvestment portion of the Plan. The shares issued under the Plan are either original issue shares or shares purchased by the Company’s transfer agent in the open-market. During the past three years, we have sold 1,232,453 original issue shares of common stock for net proceeds of $48,099 through the dividend reinvestment portion of the Plan, and we used the proceeds to invest in our operating subsidiaries, to repay short-term debt, and for general corporate purposes. In 2024, 2023, and 2022, we sold 433,688, 430,487, and 368,278 original issues shares of common stock for net proceeds of $15,476, $16,005, and $16,619, respectively, through the dividend reinvestment portion of the plan.

Credit Risk

As of December 31, 2024, our credit ratings remained at investment grade levels. On March 19, 2024, S&P Global Ratings (“S&P”) lowered its credit rating for the Company, Aqua Pennsylvania, and PNG Companies, LLC from A to A-, citing weakening financial measures as a result of inflationary pressures and our significant capital spending; and revised its outlook from negative to stable for the companies. However, as can be noted in their report, S&P continues to assess our business risk profile as excellent, considering our low-risk and rate-regulated water and gas distribution operations in credit-supportive regulatory environments, our geographic and regulatory diversity, our large and stable residential and commercial customer base, and our solid and reliable operations.  On October 3, 2024, Moody’s Investors Service (“Moody’s”) affirmed the Company’s senior unsecured notes rating of Baa2 and changed its outlook from stable to negative; and, changed PNG Companies, LLC’s senior secured notes rating from Baa1 to Baa2 and maintained a negative outlook. The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, its ability to fund capital expenditures in a balanced manner using both debt and equity, and its ability to generate cash flow.  A material downgrade of our credit rating may result in the imposition of additional financial and/or other covenants, impact the market prices of equity and debt securities, increase our borrowing costs, and adversely affect our liquidity, among other things. Management continues to enhance our regulatory practices to address regulatory lag and recover capital project costs and increases in operating costs efficiently and timely through various rate-making mechanisms.

Off-Balance Sheet Financing Arrangements

We do not engage in any off-balance sheet financing arrangements. We do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2024:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$7,559,096	$142,807	$1,173,486	$412,869	$5,829,934
Interest on fixed-rate, long-term debt (1)	286,400	6,819	34,020	14,693	230,868
Operating leases (2)	44,694	9,144	14,777	7,946	12,827
Unconditional purchase obligations (3)	14,049	5,404	3,143	2,475	3,027
Gas purchase obligations (4)	2,148,368	238,353	485,193	474,767	950,055
Other purchase obligations (5)	138,438	138,438	-	-	-
Pension plan obligations (6)	3,945	3,945	-	-	-
Other obligations (7)	56,661	51,946	2,401	1,325	989
Total	$10,251,651	$596,856	$1,713,020	$914,075	$7,027,700

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

In addition to the contractual obligations table above, we have the following obligations:

•Refunds of customer’s advances for construction – We pay refunds on customers’ advances for construction over a specific period of time based on operating revenues related to developer-installed utility mains or as new customers are connected to and take service from such mains. After all refunds are paid, any remaining balance is transferred to contributions in aid of construction. The refund amounts are not included in the above table because the refund amounts and timing are dependent upon several variables, including new customer connections, customer consumption levels and future rate increases, which cannot be accurately estimated. Portions of these refund amounts are payable annually through 2034 and amounts not paid by the contract expiration dates become non-refundable.

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

•Uncertain tax positions – We have uncertain tax positions of $8,207. Although we believe our tax positions comply with applicable law, we have made judgments as to the sustainability of each uncertain tax position based on its technical merits. Due to the uncertainty of future cash outflows, if any, associated with our uncertain tax positions, we are unable to make a reasonable estimate of the timing or amounts that may be paid. See Note 7 – Income Taxes in this Annual Report for further information on our uncertain tax positions.

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

Capitalization

The following table summarizes our capitalization as of December 31, 2024 and 2023:

December 31,	2024	2023
Long-term debt (1)	54.9%	54.1%
Essential Utilities stockholders' equity	45.1%	45.9%
	100.0%	100.0%

(1)Includes current portion, as well as our borrowings under a variable rate revolving credit agreement of $413,000 at December 31, 2024, and $720,000 at December 31, 2023.

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

Valuation of Long-Lived Assets, Goodwill and Intangible Assets ─ We review our long-lived assets for impairment, including utility plant in service. We also review regulatory assets for the continued application of the FASB accounting guidance for regulated operations. Our review determines whether there have been changes in circumstances or events, such as regulatory disallowances, or abandonments, that have occurred that require adjustments to the carrying value of these assets. Adjustments to the carrying value of these assets would be made in instances where their inclusion in the rate-making process is not probable. For utility plant in service, we would recognize an impairment loss for any amount disallowed by the respective utility commission.

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

As part of the October 1, 2024 annual goodwill assessment, we elected to perform qualitative assessments for our Regulated Water, Regulated Natural Gas, and Other reporting units. Based on our analysis, we determined that it is more likely than not that the fair value of our reporting units is greater than their carrying amounts, and none of the goodwill of our reporting units was impaired.

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

Our discount rate assumption, which is used to calculate the present value of the projected benefit payments of our post-retirement benefits, was determined by selecting a hypothetical portfolio of high quality corporate bonds appropriate to match the projected benefit payments of the plans. The selected bond portfolio was derived from a universe of Aa-graded corporate bonds. The discount rate was then developed as the rate that equates the market value of the bonds purchased to the discounted value of the projected benefit payments of the plans. A decrease in the discount rate would generally increase our post-retirement benefits expense and benefit obligation. After reviewing the hypothetical portfolio of bonds, we selected a discount rate of 5.64% for our pension plan, and 5.65% for our other post-retirement benefit plans as of December 31, 2024, which represent a 47 and 56 basis-point decrease as compared to the discount rates selected at December 31, 2023, respectively. Our post-retirement benefits expense under these plans is determined using the discount rate as of the beginning of the year, which was 5.17% for our pension plan and 5.09% for our other-postretirement benefit plan for 2024

Our expected return on plan assets is determined by evaluating the asset class return expectations with our advisors as well as actual, long-term, historical results of our asset returns. The Company’s market-related value of plan assets is equal to the fair value of the plans’ assets as of the last day of its fiscal year and is a determinant for the expected return on plan assets, which is a component of post-retirement benefits expense. The allocation of our plans’ assets impacts our expected return on plan assets. As of December 31, 2024, the expected return on plan assets is based on a targeted allocation of 20% to 40% return seeking assets and 60% to 80% liability hedging assets for our pension plan, and a targeted allocation of 50% to 70% return seeking assets and 30% to 50% liability hedging assets for our other post-retirement benefit plans. Our post-retirement benefits expense increases as the expected return on plan assets decreases. We believe that our actual long-term asset allocations on average will approximate our targeted allocations. Our targeted allocations are driven by our investment strategy to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. For 2024, we used a 6.2% expected return on plan assets assumption and are currently reviewing this assumption for 2025.

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements. In accordance with funding rules and our funding policy, during 2025 our pension contribution is expected to be $3,945. Future years’ contributions will be subject to economic conditions, plan participant data and the funding rules in effect at such time as the funding calculations are performed, though we expect future changes in the amount of contributions and expense recognized to be generally included in customer rates.

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

We are subject to market risks in the normal course of business, including changes in interest rates, gas commodity prices and equity prices. The exposure to changes in interest rates is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates; short-term debt, which is at floating interest rates; and at times in the past interest rate swap agreements. As of December 31, 2024, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for long-term debt are as follows:

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$142,807	$24,089	$736,398	$8,036	$404,832	$5,829,934	$7,146,096	$6,018,777
Variable rate	-	-	413,000	-	-	-	413,000	413,000
Total	$142,807	$24,089	$1,149,398	$8,036	$404,832	$5,829,934	$7,559,096	$6,431,777
Weighted average interest rate	4.77%	7.27%	5.02%	3.83%	3.55%	3.94%	4.14%

Volatile equity market conditions arising from macroeconomic dynamics, public health threats, global conflicts, and sanctions imposed in response thereto, may result in our pension and other post-retirement plans’ assets market values suffering a decline, which could increase our required cash contributions to the plans and expense in subsequent years. The Company reduces this risk through fixed income investments to manage interest rate exposures that impact the valuation of liabilities and through the diversification of investments across and within various asset categories. The Company’s risk is also reduced through its ability to recover pension and other benefit costs through rates.

From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the marketable equity securities. As of December 31, 2024, we have assets of, in thousands of dollars, $31,324 to fund our deferred compensation and non-qualified pension plan liabilities. The market risk of the deferred compensation plan assets are borne by the participants in the deferred compensation plan.

Our natural gas commodity price risk, driven mainly by price fluctuations of natural gas, is mitigated by our purchased-gas cost adjustment mechanisms, which provide a dollar-for-dollar offset to increases or decreases in the cost of natural gas and allows for recovery of purchased gas costs fluctuations on an ongoing basis without filing a rate case. We also use derivative instruments to economically hedge the cost of anticipated natural gas purchases during the winter heating months that seeks to offset the risk to our customers from upward market price volatility. These instruments include requirements contracts and spot purchase contracts to meet our regulated customers’ natural gas requirements and these instruments may have fixed or variable pricing. The variable price contracts qualify as derivative instruments; however, because the contract price is the prevailing price at the future transaction date the contract has no determinable fair value. The fixed price contracts and firm commitments to purchase a fixed quantity of gas in the future qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business and, as such, are accounted for under the accrual basis and not recorded at fair value in the Company’s consolidated financial statements. We also manage gas commodity price risk and supply risk by injecting natural gas into storage during the summer months and withdrawing the natural gas during the winter heating season.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Essential Utilities, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets, including the consolidated statements of capitalization, of Essential Utilities, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of condensed parent company financial statements as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024 appearing after the signature pages (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Regulatory Matters

As described in Notes 1 and 6 to the consolidated financial statements, most of the operating companies of the Company that are regulated public utilities are subject to regulation by the utility commissions of the states in which they operate. Some of the operating companies that are regulated public utilities are also subject to rate regulation by county or city government. As of December 31, 2024, regulatory assets were $1.94 billion and regulatory liabilities were $0.77 billion. Regulated public utilities follow the accounting guidance for regulated operations, which provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. The regulatory assets represent costs that are probable to be fully recovered from customers in future rates while regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts recovered from customers in advance of incurring the costs. The regulatory assets or liabilities are then relieved as the cost or credit is reflected in the Company’s rates charged for utility service. If, as a result of a change in circumstances, it is determined that a regulated operating company no longer meets the criteria to apply regulatory accounting, the operating company would have to discontinue regulatory accounting and write-off the respective regulatory assets and liabilities.

The principal considerations for our determination that performing procedures relating to accounting for the effects of regulatory matters is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including controls over the probability of recovery of regulatory assets, refund of regulatory liabilities, and the related accounting and disclosure impacts. These procedures also included, among others (i) evaluating the reasonableness of management’s assessment regarding the probability of recovery of regulatory assets and refund of regulatory liabilities and (ii) testing, on a sample basis, regulatory assets and regulatory liabilities, based on the provisions and formulas outlined in rate orders and other regulatory proceedings and correspondence, as well as application of relevant regulatory precedents.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 27, 2025

We have served as the Company’s auditor since 2000.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

	December 31,
	2024	2023
Assets
Property, plant and equipment, at cost	$16,275,377	$14,977,021
Less: accumulated depreciation	3,131,901	2,879,949
Net property, plant and equipment	13,143,476	12,097,072

Current assets:
Cash and cash equivalents	9,156	4,612
Accounts receivable, net	166,522	144,300
Unbilled revenues	142,310	101,436
Inventory - materials and supplies	48,619	47,494
Inventory - gas stored	45,311	65,173
Prepayments and other current assets	41,139	99,884
Regulatory assets	32,854	29,080
Total current assets	485,911	491,979

Regulatory assets	1,907,786	1,766,892
Deferred charges and other assets, net	112,712	102,388
Funds restricted for construction activity	1,420	1,381
Goodwill	2,340,713	2,340,738
Operating lease right-of-use assets	31,263	37,416
Intangible assets	3,273	3,593
Total assets	$18,026,554	$16,841,459

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

	December 31,
	2024	2023
Liabilities and Equity
Essential Utilities stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 278,209,660 and 276,595,228 as of December 31, 2024 and December 31, 2023	$139,105	$138,297
Capital in excess of par value	4,199,836	4,137,696
Retained earnings	1,949,492	1,706,675
Treasury stock, at cost, 3,386,069 and 3,299,191 shares as of December 31, 2024 and December 31, 2023	(89,624)	(86,485)
Total stockholders' equity	6,198,809	5,896,183

Long-term debt, excluding current portion	7,416,289	6,870,593
Less: debt issuance costs	47,908	44,508
Long-term debt, excluding current portion, net of debt issuance costs	7,368,381	6,826,085
Commitments and contingencies (See Note 9)

Current liabilities:
Current portion of long-term debt	142,807	67,415
Loans payable	186,542	160,123
Accounts payable	258,615	221,191
Book overdraft	47,714	13,358
Accrued interest	72,281	53,084
Accrued taxes	38,219	40,641
Regulatory liabilities	1,770	31,270
Dividends payable	89,441	83,929
Other accrued liabilities	137,279	126,916
Total current liabilities	974,668	797,927

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,831,868	1,628,324
Customers' advances for construction	113,323	128,755
Regulatory liabilities	764,745	820,910
Asset retirement obligations	860	848
Operating lease liabilities	27,447	34,425
Pension and other postretirement benefit liabilities	33,680	38,850
Other	23,928	24,086
Total deferred credits and other liabilities	2,795,851	2,676,198

Contributions in aid of construction	688,845	645,066
Total liabilities and equity	$18,026,554	$16,841,459

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2024	2023	2022
Operating revenues	$2,086,113	$2,053,824	$2,288,032

Operating expenses:
Operations and maintenance	587,250	575,518	613,649
Purchased gas	277,009	352,306	601,995
Depreciation	363,906	338,655	315,811
Amortization	5,646	5,040	5,366
Taxes other than income taxes	94,634	90,208	90,024
Total operating expenses	1,328,445	1,361,727	1,626,845

Operating income	757,668	692,097	661,187
Other expense (income):
Interest expense	302,467	283,362	238,116
Interest income	(3,318)	(3,401)	(3,675)
Allowance for funds used during construction	(21,310)	(16,967)	(23,665)
Gain on sale of other assets	(92,224)	(65)	(991)
Other	(1,425)	(2,613)	494
Income before income taxes	573,478	431,781	450,908
Income tax benefit	(21,836)	(66,445)	(14,329)
Net income	$595,314	$498,226	$465,237

Comprehensive income	$595,314	$498,226	$465,237

Net income per common share:
Basic	$2.17	$1.86	$1.77
Diluted	$2.17	$1.86	$1.77

Average common shares outstanding during the period:
Basic	273,914	267,171	262,246
Diluted	274,421	267,659	262,868

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

		December 31,
		2024	2023
Stockholders' equity:
Common stock, $0.50 par value		$139,105	$138,297
Capital in excess of par value		4,199,836	4,137,696
Retained earnings		1,949,492	1,706,675
Treasury stock, at cost		(89,624)	(86,485)
Total stockholders' equity		6,198,809	5,896,183

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2024 to 2053	2,637	2,935
1.00% to 1.99%	2030 to 2046	11,732	7,538
2.00% to 2.99%	2024 to 2058	206,297	207,917
3.00% to 3.99%	2024 to 2056	1,258,003	1,313,932
4.00% to 4.99%	2024 to 2059	1,239,032	1,245,727
5.00% to 5.99%	2028 to 2061	312,260	312,745
6.00% to 6.99%	2026 to 2036	31,000	31,000
7.00% to 7.99%	2025 to 2027	27,888	28,125
8.00% to 8.99%	2025	447	1,289
9.00% to 9.99%	2026	11,800	11,800
		3,101,096	3,163,008

Notes payable to bank under revolving credit agreement, variable rate, due 2027		413,000	720,000
Unsecured notes payable:
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59%, due 2029 through 2050		1,125,000	1,125,000
Notes at 4.276%, due 2049		500,000	500,000
Notes at 4.80%, due 2027		500,000	-
Notes at 5.30%, due 2052		500,000	500,000
Notes at 5.375%, due 2034		500,000	-
Notes at 5.95%, due 2024 through 2034		20,000	30,000
Total long-term debt		7,559,096	6,938,008

Current portion of long-term debt		142,807	67,415
Long-term debt, excluding current portion		7,416,289	6,870,593
Less: debt issuance costs		47,908	44,508
Long-term debt, excluding current portion, net of debt issuance costs		7,368,381	6,826,085

Total capitalization		$13,567,190	$12,722,268

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

	Common stock	Capital in excess of par value	Retained earnings	Treasury stock	Total
Balance at December 31, 2021	$128,050	$3,705,814	$1,434,201	$(83,615)	$5,184,450
Net income	-	-	465,237	-	465,237
Dividends declared and paid ($1.1104 per share)	-	-	(288,632)	-	(288,632)
Dividends of March 1, 2023 declared ($0.287 per share)	-	-	(75,808)	-	(75,808)
Issuance of common stock from stock purchase contracts (9,029,461 shares)	4,515	(4,515)	-	-	-
Issuance of common stock under dividend reinvestment plan (368,278 shares)	184	16,435	-	-	16,619
Issuance of common stock from at-the-market sale agreements (1,321,994 shares)	661	62,379	-	-	63,040
Repurchase of stock (25,037 shares)	-	-	-	(1,192)	(1,192)
Equity compensation plan (81,516 shares)	41	(41)	-	-	-
Exercise of stock options (69,684 shares)	35	2,440	-	-	2,475
Stock-based compensation	-	12,094	(667)	-	11,427
Other	-	(1,344)	-	1,114	(230)
Balance at December 31, 2022	$133,486	$3,793,262	$1,534,331	$(83,693)	$5,377,386
Net income	-	-	498,226	-	498,226
Dividends declared and paid ($1.1882 per share)	-	-	(240,999)	-	(240,999)
Dividends of March 1, 2024 declared ($0.3071 per share)	-	-	(83,929)	-	(83,929)
Issuance of common stock under dividend reinvestment plan (430,487 shares)	215	15,790	-	-	16,005
Issuance of common stock from at-the-market sale agreements (8,938,839 shares)	4,470	318,513	-	-	322,983
Repurchase of stock (89,785 shares)	-	-	-	(3,981)	(3,981)
Equity compensation plan (244,407 shares)	122	(122)	-	-	-
Exercise of stock options (8,174 shares)	4	283	-	-	287
Stock-based compensation	-	11,330	(954)	-	10,376
Other	-	(1,360)	-	1,189	(171)
Balance at December 31, 2023	$138,297	$4,137,696	$1,706,675	$(86,485)	$5,896,183
Net income	-	-	595,314	-	595,314
Dividends declared and paid ($1.2652 per share)	-	-	(262,462)	-	(262,462)
Dividends of March 1, 2025 declared ($0.3255 per share)	-	-	(89,441)	-	(89,441)
Issuance of common stock under dividend reinvestment plan (433,688 shares)	217	15,259	-	-	15,476
Issuance of common stock from at-the-market sale agreements (925,497 shares)	463	35,671	-	-	36,134
Repurchase of stock (111,955 shares)	-	-	-	(4,048)	(4,048)
Equity compensation plan (185,927 shares)	93	(93)	-	-	-
Exercise of stock options (69,320 shares)	35	2,436	-	-	2,471
Stock-based compensation	-	9,781	(594)	-	9,187
Other	-	(914)	-	909	(5)
Balance at December 31, 2024	$139,105	$4,199,836	$1,949,492	$(89,624)	$6,198,809

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars, except per share amounts)

	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$595,314	$498,226	$465,237
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	369,552	343,695	321,177
Deferred income taxes	(27,756)	(79,845)	(23,045)
Provision for doubtful accounts	21,865	23,209	27,631
Stock-based compensation	9,785	11,323	12,206
Gain on sale of utility system and other assets	(92,224)	(65)	(991)
Net change in receivables, deferred purchased gas costs, inventory and prepayments	(103,335)	189,989	(223,335)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	26,963	(14,559)	53,761
Pension and other postretirement benefits contributions	(9,394)	(20,343)	(22,027)
Other	(20,427)	(18,043)	(10,308)
Net cash flows from operating activities	770,343	933,587	600,306
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $7,372, $5,241 and $6,047	(1,329,747)	(1,199,103)	(1,062,763)
Acquisitions of utility systems and other, net	(665)	(45,303)	(116,891)
Net proceeds from the sale of utility systems and other assets	167,470	41,758	1,081
Other	(339)	(19,080)	271
Net cash flows used in investing activities	(1,163,281)	(1,221,728)	(1,178,302)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	19,563	23,982	11,714
Repayments of customers' advances	(8,564)	(8,471)	(5,006)
Net proceeds (repayments) of short-term debt	26,418	(68,377)	163,500
Proceeds from long-term debt	1,649,546	1,207,619	1,646,742
Repayments of long-term debt	(1,027,473)	(876,379)	(977,175)
Change in cash overdraft position	34,356	(15,336)	(53,028)
Proceeds from issuance of common stock under dividend reinvestment plan	15,476	16,005	16,619
Proceeds from issuance of common stock from at-the-market sale agreement	36,134	322,983	63,040
Proceeds from exercised stock options	2,471	287	2,475
Repurchase of common stock	(4,048)	(3,981)	(1,192)
Dividends paid on common stock	(346,392)	(316,806)	(288,632)
Other	(5)	(171)	(230)
Net cash flows from financing activities	397,482	281,355	578,827
Net increase (decrease) in cash and cash equivalents	4,544	(6,786)	831
Cash and cash equivalents at beginning of year	4,612	11,398	10,567
Cash and cash equivalents at end of year	$9,156	$4,612	$11,398

Cash paid during the year for:
Interest, net of amounts capitalized	$275,898	$272,532	$225,820
Income taxes	6,698	7,839	11,269
Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid	$135,331	$102,770	$102,129
Non-cash utility property contributions	38,840	56,297	35,698

See accompanying notes to consolidated financial statements.

Refer to Note 15 – Employee Stock and Incentive Plan for a description of non-cash activities.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands of dollars, except per share amounts)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations ─ Essential Utilities, Inc. (“Essential Utilities,” the “Company,” “we,” “our”, or “us”) is the holding company for regulated utilities providing water, wastewater, or natural gas services concentrated in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries is Aqua Pennsylvania, Inc., which accounted for approximately 55% of our Regulated Water segment’s operating revenues and approximately 67% of our Regulated Water segment’s income for 2024. Aqua Pennsylvania’s service territory is located in the suburban areas north and west of the City of Philadelphia and in 27 other counties in Pennsylvania. The Company’s other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Our Peoples subsidiaries provide natural gas service to approximately 745,000 customers in western Pennsylvania and Kentucky. Approximately 95% of the total number of natural gas utility customers we serve are in western Pennsylvania. The Company also operates market-based activities, conducted through its non-regulated subsidiaries, that provide utility service line protection solutions and repair services to households and gas marketing and production activities.

In October 2023, the Company closed on the sale of its regulated natural gas utility assets in West Virginia. In January 2024, the Company closed on the sale of its interest in three non-utility local microgrid and distributed energy projects. These transactions are consistent with the Company’s long-term strategy of focusing on its core business and will allow the Company to prioritize the growth of its utilities in states where it has scale. See Note 3 – Dispositions for further information.

Regulation ─ Most of the operating companies that are regulated public utilities are subject to regulation by the utility commissions of the states in which they operate. The respective utility commissions have jurisdiction with respect to rates, service, accounting procedures, issuance of securities, acquisitions and other matters. Some of the operating companies that are regulated public utilities are subject to rate regulation by county or city government. Regulated public utilities follow the Financial Accounting Standards Board’s (“FASB”) accounting guidance for regulated operations, which provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. Costs, for which the Company has received or expects to receive prospective rate recovery, are deferred as a regulatory asset and amortized over the period of rate recovery in accordance with the FASB’s accounting guidance for regulated operations. Conversely, excess recovery of costs or amounts collected in rates to recover costs expected to be incurred in the future or to be refunded in the future are recorded as regulatory liabilities. The regulatory assets or liabilities are then relieved as the cost or credit is reflected in Company’s rates charged for utility service. If, as a result of a change in circumstances, it is determined that a regulated operating company no longer meets the criteria to apply regulatory accounting, the operating company would have to discontinue regulatory accounting and write-off the respective regulatory assets and liabilities. See Note 6 - Regulatory Assets and Liabilities for further information.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Use of Estimates in Preparation of Consolidated Financial Statements ─ The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include the application of regulatory accounting principles and estimation of regulatory assets and liabilities, estimates used in impairment testing of goodwill and other long-lived assets, allowance for doubtful accounts, unbilled revenues, pension and other post-retirement benefit obligations, and income taxes. Actual results could differ from those estimates.

Basis of Presentation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Property, Plant and Equipment and Depreciation ─ Property, plant and equipment consist primarily of utility plant. The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overheads, and for additions meeting certain criteria, allowance for funds used during construction. Utility systems acquired are typically recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation. Further, utility systems acquired under fair value regulations would be recorded based on the valuation of the utility plant as approved by the respective utility commission. The difference between the estimated original cost, less applicable accumulated depreciation, and the purchase price may be recorded as an acquisition adjustment within utility plant as permitted by the applicable regulatory jurisdiction. At December 31, 2024 and 2023, utility plant includes a net credit acquisition adjustment of $5,627 and $6,444, respectively, which is generally being amortized from 10 to 53 years. Amortization of the acquisition adjustments totaled $787 in 2024, $2,103 in 2023, and $2,788 in 2022.

Utility expenditures for maintenance and repairs, including major maintenance projects and minor renewals, are charged to operating expenses when incurred in accordance with the system of accounts prescribed by the utility commissions of the states in which the company operates. The cost of new units of property and betterments are capitalized. Utility expenditures for water main cleaning and relining of pipes are deferred and are presented in net property, plant and equipment in accordance with the FASB’s accounting guidance for regulated operations. As of December 31, 2024, $1,635 of these costs have been incurred since the last respective rate proceeding and are considered probable of being included in future rates.

The cost of software upgrades and enhancements are capitalized if they result in added functionality, which enables the software to perform tasks it was previously incapable of performing. Information technology costs associated with major system installations, conversions and improvements, such as software training, data conversion and business process reengineering costs, are deferred as a regulatory asset if it is probable that such costs are recoverable in future rates. If these costs are not deferred, then these costs are charged to operating expenses when incurred. As of December 31, 2024, $18,107 of these costs have been deferred since the last respective rate proceeding as a regulatory asset, and the deferral is reported as a component of net property, plant and equipment.

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

Impairment of Long-Lived Assets - Long-lived assets of the Company, which consist primarily of utility plant in service, operating lease right-of-use assets and intangible assets, are reviewed for impairment when changes in circumstances or

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

events occur. These circumstances or events could include a decline in the market value or physical condition of a long-lived asset, an adverse change in the manner in which long-lived assets are used or planned to be used, a change in historical trends, operating cash flows associated with the long-lived assets, changes in macroeconomic conditions, industry and market conditions, or overall financial performance. When these circumstances or events occur, the Company determines whether it is more likely than not that the fair value of those assets is less than their carrying amount. If the Company determines that it is more likely than not (that is, the likelihood of more than 50 percent), the Company would recognize an impairment charge if it is determined that the carrying amount of an asset exceeds the sum of the undiscounted estimated cash flows. In this circumstance, the Company would recognize an impairment charge equal to the difference between the carrying amount and the fair value of the asset. Fair value is estimated to be the present value of future net cash flows associated with the asset, discounted using a discount rate commensurate with the risk and remaining life of the asset. During the year ended December 31, 2022, the Company recorded an impairment loss to write down a portion of the operating lease right-of-use asset for office space not used in operations to fair value. Refer to Note 10 – Leases, for further details.

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

Allowance for Funds Used During Construction ─ The allowance for funds used during construction (“AFUDC”) represents the capitalized cost of funds used to finance the construction of utility plant. In general, AFUDC is applied to construction projects requiring more than one month to complete. No AFUDC is applied to projects funded by customer advances for construction, contributions in aid of construction, or applicable state-revolving fund loans. AFUDC includes the net cost of borrowed funds and a rate of return on other funds when used and is recovered through rates as the utility plant is depreciated. The amount of AFUDC related to equity funds in 2024 was $13,938, 2023 was $11,726, and 2022 was $17,618. No interest was capitalized by our market-based businesses.

Lease Accounting ─ The Company evaluates the contracts it enters into to determine whether such contracts contain leases. A contract contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We enter into operating lease contracts for the right to utilize certain land, office facilities, office equipment, and vehicles from third parties. For contracts that extend for a period greater than 12 months, we recognize a right of use asset and a corresponding lease liability on our consolidated balance sheet. The present value of each lease is based on the future minimum lease payments in accordance with Accounting Standards Codification (“ASC”) 842 and is determined by discounting these payments using an incremental borrowing rate or the rate implicit in the lease, if available.

Recognition of Revenues ─ The Company recognizes revenue as utility services are provided to our customers, which happens over time as the services are delivered and the performance obligation is satisfied. The Company’s utility revenues recognized in an accounting period includes amounts billed to customers on a cycle basis and unbilled amounts based on estimated usage from the last billing to the end of the accounting period. Unbilled amounts are calculated by deriving estimates based on average customer usage. The Company’s actual results could differ from these estimates, which would result in operating revenues being adjusted in the period that the revision to our estimates are determined.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Generally, payment is due within 30 days once a bill is issued to a customer. Sales tax and other taxes we collect on behalf of government authorities, concurrent with our revenue-producing activities, are primarily excluded from revenue. The following table presents our revenues disaggregated by major source and customer class for the years ended December 31:

2024	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$662,909	$146,849	$504,426	$-
Commercial	186,534	36,951	100,662	-
Fire protection	42,409	-	-	-
Industrial	34,831	2,724	2,279	-
Gas transportation & storage	-	-	194,413	-
Other water	80,964	-	-	-
Other wastewater	-	12,898	-	-
Other utility	-	-	30,436	11,226
Revenues from contracts with customers	1,007,647	199,422	832,216	11,226
Alternative revenue program	3,850	(265)	10,775	-
Other and eliminations	-	-	-	21,242
Consolidated	$1,011,497	$199,157	$842,991	$32,468

2023	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$641,351	$139,188	$519,406	$-
Commercial	180,731	35,530	111,272	-
Fire protection	41,257	-	-	-
Industrial	33,949	2,087	3,232	-
Gas transportation & storage	-	-	184,598	-
Other water	51,527	-	-	-
Other wastewater	-	10,589	-	-
Other utility	-	-	43,163	14,863
Revenues from contracts with customers	948,815	187,394	861,671	14,863
Alternative revenue program	2,236	68	2,088	-
Other and eliminations	-	-	-	36,689
Consolidated	$951,051	$187,462	$863,759	$51,552

2022	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$607,473	$122,612	$720,490	$-
Commercial	168,460	30,340	149,653	-
Fire protection	38,970	-	-	-
Industrial	32,581	1,755	5,636	-
Gas transportation & storage	-	-	205,825	-
Other water	55,389	-	-	-
Other wastewater	-	10,676	-	-
Other utility	-	-	61,393	11,478
Revenues from contracts with customers	902,873	165,383	1,142,997	11,478
Alternative revenue program	3,309	(71)	365	-
Other and eliminations	-	-	-	61,698
Consolidated	$906,182	$165,312	$1,143,362	$73,176

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

oNatural Gas Revenues – These revenues represent the weather-normalization adjustment (“WNA”) mechanism in place for our natural gas customers served in Kentucky and, beginning in October 2024, for our natural gas customers in Pennsylvania. The WNA serves to minimize the effects of weather on the Company’s results for its residential and small commercial natural gas customers. This regulatory mechanism adjusts revenues earned for the variance between actual and normal weather and can have either positive (warmer than normal) or negative (colder than normal) effects on revenues. Customer bills are adjusted in the heating season billing months, with rates adjusted for the difference between actual revenues and revenues calculated under this mechanism billed to the customers.

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

Under our cash management system, checks issued but not yet presented to banks would result in a negative bank balance or a book overdraft. The Company funds its book overdraft from its line of credit and operating cash flows. The balance of the book overdraft is reported as book overdraft, and the change in the book overdraft balance is reported as cash flows from financing activities, due to our ability to fund the overdraft with the Company’s credit facility.

Accounts Receivable ─ Accounts receivable are recorded at the invoiced amounts, which consists of billed and unbilled revenues. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable and is determined based on lifetime expected credit losses, the aging of account balances, and consideration of current and expected future conditions. The Company reviews the allowance for doubtful accounts quarterly. Account balances are written off against the allowance when it is probable the receivable will not be recovered. When utility customers request extended payment terms, credit is extended based on regulatory guidelines, and collateral is not required.

Inventories – Materials and Supplies – Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.

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

During the fourth quarter of 2024, as part of the annual goodwill assessment as of October 1, 2024, we elected to perform qualitative goodwill impairment assessments on the goodwill attributable to our Regulated Natural Gas, our Regulated Water, and Other reporting units. Based on our analysis, we determined that none of the goodwill of our reporting units were impaired.

The following table summarizes the changes in the Company’s goodwill:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2022	$58,504	$2,277,447	$4,841	$2,340,792
Goodwill acquired	-	-	-	-
Reclassifications to utility plant acquisition adjustment	(54)	-	-	(54)
Balance at December 31, 2023	58,450	2,277,447	4,841	2,340,738
Goodwill acquired	-	-	-	-
Reclassifications to utility plant acquisition adjustment	(25)	-	-	(25)
Balance at December 31, 2024	$58,425	$2,277,447	$4,841	$2,340,713

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Deferred Charges and Other Assets ─ Deferred charges and other assets consist primarily of assets held to compensate employees in the future who participate in the Company’s deferred compensation plan, and prepaid pension and other post-retirement benefit plans assets, which amounted to $31,324 and $45,983 as of December 31, 2024; and $26,442 and $43,025 as of December 31, 2023, respectively. The assets of the deferred compensation plan are invested in mutual funds which are carried on the consolidated balance sheet at fair market value, and changes in fair value are included in other expense (income), refer to Note 12 – Fair Value of Financial Instruments for further details. Refer to Note 16 – Pension Plans and Other Post-Retirement Benefit Plans for further information on the prepaid pension and other post-retirement benefit plan assets.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, assets that are measured at fair value using the net asset value (“NAV”) per share practical expedient are not classified in the fair value hierarchy. There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the years ended December 31, 2024 and 2023.

Recent Accounting Pronouncements ─

Pronouncements to be adopted upon the effective date:

In November 2024, the FASB issued ASU 2024-03, “Income Statement Reporting–Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses”. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adoption of the standard update on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures".  The ASU enhances the transparency and decision usefulness of income tax disclosures and is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company plans to adopt the standard in its 2025 annual report on Form 10-K. The Company does not expect this ASU to have a significant impact to its current disclosures.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Pronouncements adopted during the fiscal year:

In November 2023, the FASB issued ASU 2023-07 Segment Reporting - Improving Reportable Segment Disclosures (Topic 280).  The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires certain annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted the updated provisions in this 2024 annual report on Form 10-K.

Recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company.

Note 2 – Acquisitions

Water and Wastewater Utility Acquisitions – Completed

In January 2025, the Company acquired Greenville Sanitary Authority’s wastewater utility assets, which serves approximately 2,300 customers in Greenville, Pennsylvania for $18,000.

In October 2024, the Company acquired wastewater utility assets in Morgan County, Indiana, which serve approximately 100 customers for $500.

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

The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for these utility systems acquired in 2024 are $32.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for these utility systems acquired in 2023 were $7,715 in 2024 and $3,290 in 2023.

The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for the utility systems acquired in 2022 were $19,013 in 2024, $18,039 in 2023 and $11,393 in 2022.

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

East Whiteland Purchase Agreement

On July 29, 2022, the Pennsylvania Public Utility Commission issued an order (the “PUC Order”) approving the Company’s acquisition of the municipal wastewater assets of East Whiteland Township, Chester County, Pennsylvania, which serves 4,018 customers (the “East Whiteland Wastewater Assets”). On August 12, 2022, the Company acquired the East Whiteland Wastewater Assets for a cash purchase price of $54,374. Subsequently on August 25, 2022, the Office of Consumer Advocate (“OCA”) filed an appeal of the PUC Order to the Pennsylvania Commonwealth Court. On July 31, 2023, a decision was issued by the Pennsylvania Commonwealth Court, in which the Pennsylvania Commonwealth Court agreed with the OCA and reversed the PUC order which approved the acquisition. On September 26, 2023, the Pennsylvania Commonwealth Court denied our motion for reargument. On October 26, 2023, the Company, the Pennsylvania Public Utility Commission, and East Whiteland Township filed an appeal to the Pennsylvania Supreme Court. East Whiteland Township filed to Supplement its Petition for Allowance of Appeal on January 2, 2024. On January 16, 2024, the Company, the OCA and the PUC filed Answers to East Whiteland Township’s Petition. On June 14, 2024, the Pennsylvania Supreme Court granted the Petitions for Allowance of Appeal of the Pennsylvania Public Utility Commission, the Company, and East Whiteland Township. The Company, the Pennsylvania Public Utility

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Commission, East Whiteland Township, and several Amicus Curiae filed Initial Briefs on September 26, 2024. The OCA submitted its Brief on December 10, 2024. The Company, the Pennsylvania Public Utility Commission, and East Whiteland Township submitted Reply Briefs on January 10, 2025. Management believes the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

DELCORA Purchase Agreement

In 2019, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consists of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. There are several legal proceedings involving the Company as a result of the purchase agreement that are on-going. On January 25, 2023, DELCORA filed in the Delaware Court of Common Pleas a complaint for Declaratory Judgment seeking resolution of whether the County Ordinance dissolving DELCORA is a final action prohibiting DELCORA from carrying out the material transaction of the Asset Purchase Agreement and, in the event that DELCORA retains the ability to close the transaction, whether DELCORA is permitted to exist as a trust. On February 14, 2023, the Company filed preliminary objections to DELCORA’s complaint. DELCORA filed an answer and new matter to the Company’s preliminary objections on February 21, 2023. On December 3, 2024, the Delaware County Court of Common Pleas issued an order that sustained Aqua’s preliminary objections and dismissed DELCORA’s complaint. The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of this acquisition with a mix of equity and debt financing, utilizing our revolving credit facility until permanent debt is secured. Closing of our acquisition of DELCORA is subject to regulatory approval and on-going litigation.

Note 3 – Dispositions

In October 2023, the Company closed on the sale of its regulated natural gas utility assets in West Virginia, which served approximately 13,000 customers or about two percent of the Company’s regulated natural gas customers (“Peoples Gas West Virginia”). Initially the sale closed for an estimated purchase price of $39,965, subject to working capital and other adjustments. In March 2024, the Company received an additional $1,213 from the buyer. The additional proceeds were based on finalizing closing working capital and other adjustments, resulting in a final purchase price of $41,178 and a loss of an inconsequential amount. The sale concluded the Company’s regulated utility operations in West Virginia. The sale of the Peoples Gas West Virginia utility assets had no major effect on the Company’s operations and did not meet the requirements to be classified as discontinued operations.

In October 2023, the Company entered into an agreement to sell its interest in three non-utility local microgrid and distributed energy projects for $165,000. As of December 31, 2023, balances associated with these projects of $63,182 were included in prepayments and other current assets in the condensed consolidated balance sheets. The sale was completed in January 2024, and the Company recognized a gain of $91,236 during the first quarter of 2024, which is included in other expense (income) in the accompanying consolidated statement of operations.

The Company used the proceeds from these transactions to finance its capital expenditures and water and wastewater acquisitions, in place of external funding from equity and debt issuances.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 4 – Property, Plant and Equipment

	December 31,
	2024	2023	Approximate Range of Useful Lives	Weighted Average Useful Life

Regulated Water segment:
Utility plant and equipment:
Mains and accessories	$4,781,229	$4,523,718	26-90 years	73 years
Services, hydrants, treatment plants and reservoirs	3,315,076	3,140,497	5-89 years	56 years
Operations structures and water tanks	448,040	413,147	15-80 years	48 years
Miscellaneous pumping and purification equipment	1,328,806	1,237,967	7-76 years	42 years
Meters, transportation and other operating equipment	1,152,416	1,104,643	5-84 years	28 years
Land and other non-depreciable assets	141,835	143,752	-	-
Utility plant and equipment - regulated water segment	11,167,402	10,563,724
Utility construction work in progress	405,751	315,973	-	-
Net utility plant acquisition adjustment	(5,627)	(6,444)	10-53 years	22 years
Non-utility plant and equipment	20,073	20,019	17-64 years	58 years
Property, Plant and Equipment - Regulated Water segment	11,587,599	10,893,272
Regulated Natural Gas segment:
Natural gas transmission	444,560	429,465	29-97 years	61 years
Natural gas storage	62,706	62,157	30-89 years	44 years
Natural gas gathering and processing	155,470	147,700	22-96 years	47 years
Natural gas distribution	3,279,497	2,733,054	21-81 years	53 years
Meters, transportation and other operating equipment	637,712	613,653	5-61 years	24 years
Land and other non-depreciable assets	4,839	4,139	-	-
Utility plant and equipment - Regulated Natural Gas segment	4,584,784	3,990,168
Utility construction work-in-progress	102,994	93,581	-	-
Property, plant and equipment - Regulated Natural Gas segment	4,687,778	4,083,749
Total property, plant and equipment	$16,275,377	$14,977,021

Note 5 – Accounts Receivable

	December 31,
	2024	2023
Billed utility revenue	$211,168	$199,986
Other	14,295	4,887
	225,463	204,873
Less allowance for doubtful accounts	58,941	60,573
Net accounts receivable	$166,522	$144,300

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

As of December 31, 2024, the Company’s utility customers are located principally in the following states: 66% in Pennsylvania, 9% in Ohio, 6% in North Carolina, 5% in Texas, and 5% in Illinois. No single customer accounted for more than one percent of the Company's utility operating revenues during the years ended December 31, 2024, 2023, and 2022. The following table summarizes the changes in the Company’s allowance for doubtful accounts:

	2024	2023	2022
Balance at January 1,	$60,573	$63,981	$58,073
Amounts charged to expense	21,865	23,209	27,631
Accounts written off	(24,190)	(27,759)	(22,507)
Recoveries of accounts written off and other	693	1,142	784
Balance at December 31,	$58,941	$60,573	$63,981

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

	December 31, 2024		December 31, 2023
	Regulatory	Regulatory	Regulatory	Regulatory
	Assets	Liabilities	Assets	Liabilities
Income taxes	$1,712,714	528,656	$1,553,111	599,088
Purchased gas costs	21,366	413	21,019	29,807
Utility plant retirement costs	29,146	75,270	38,148	68,815
Post-retirement benefits	80,875	160,851	80,000	153,816
Accrued vacation	418	-	1,877	-
Water tank painting	11,242	-	17,044	-
Fair value adjustment of long-term debt assumed in acquisition	30,603	-	38,482	-
Debt refinancing	11,587	-	12,674	-
Rate case filing expenses and other	42,689	1,325	33,617	654
	$1,940,640	$766,515	$1,795,972	$852,180

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

A portion of the income taxes regulatory liability is related to Peoples Natural Gas’ income tax accounting change for the tax benefits realized for the periods prior to adoption of a tax accounting method change for certain qualifying infrastructure investments. In May 2021, the Company received a regulatory order directing the Company to refund the catch-up adjustment to its utility customers over a five-year period, which was initiated by the Company in August 2021, and, in December 2024, extended this refund period to ten years or up to August 2031. In 2022, the Company made a similar change for its Peoples Gas and Aqua New Jersey subsidiaries, resulting in the recognition of a regulatory liability for each of these subsidiaries for the tax benefits prior to the year of adoption.

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

The regulatory asset for utility plant retirement costs, including cost of removal, represents costs already incurred that will be recovered in future rates over a five year recovery period. The regulatory liability for utility plant retirement costs represents amounts recovered through rates during the life of the associated asset and before the costs are incurred.

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

The regulatory asset for debt refinancing represents a portion of a make whole payment of $25,237 incurred in 2019 for the Company’s redemption of $313,500 of the Company’s outstanding notes that had maturities ranging from 2019 to 2037 and interest rates ranging from 3.57 to 5.83%. The Company deferred a portion of the make whole payment as it represents an amount by which we expect to receive prospective rate recovery.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 7 – Income Taxes

Income tax benefit for the years ended December 31, is comprised of the following:

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$-	$1,913	$-
State	5,920	11,487	8,716
	5,920	13,400	8,716
Deferred:
Federal	(4,583)	(103,617)	(8,258)
State	(23,173)	23,772	(14,787)
	(27,756)	(79,845)	(23,045)
Total income tax benefit	$(21,836)	$(66,445)	$(14,329)

The statutory Federal tax rate is 21% for 2024, 2023, and 2022. For states with a corporate net income tax, the state corporate net income tax rates range from 2.5% to 9.99% for the years presented. The Company’s effective income tax rate for 2024, 2023, and 2022 was (3.8)%, (15.4)%, and (3.2)%, respectively. The Company remains subject to examination by federal and state tax authorities for the tax years of 2021 through 2024.

The differences between income taxes expected at the federal statutory rate and the reported income tax benefit are described below:

	Years Ended December 31,
	2024	2023	2022
Computed Federal tax expense at statutory rate	$120,430	$90,674	$94,691
Decrease in Federal tax expense related to the flow through benefit of repair deductions	(107,853)	(117,370)	(72,302)
Amortization of deferred benefit from repair method changes	(18,454)	(18,454)	(21,012)
State income taxes, net of Federal tax benefit	(13,745)	(15,115)	(3,972)
Amortization of excess deferred income taxes	(5,971)	(8,324)	(8,425)
Net change in unrecognized tax benefit	288	(4,796)	718
Valuation allowance for deferred tax assets	4,747	8,148	-
Other, net	(1,278)	(1,208)	(4,027)
Actual income tax benefit	$(21,836)	$(66,445)	$(14,329)

As of December 31, 2024, and 2023, a change in valuation allowance for state deferred tax assets in the amounts of $(4,206) and $10,969, respectively, are included in state income taxes, net of federal tax benefit above.

The Company uses the flow-through method to account for the repairs tax deduction for qualifying utility infrastructure at its regulated Pennsylvania and New Jersey subsidiaries. The flow-through method of recording income tax benefits results in a reduction to current income tax expense and is included in utility customers’ rates.  The Company’s regulated Pennsylvania subsidiaries are subject to a collar mechanism. Amounts recognized above or below the collar are required to be recorded as either a regulatory asset or liability, subject to disposition in the next base rate case.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

In April 2023, the Internal Revenue Service issued Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. The Company adopted the methodology on its 2023 tax return. In the second quarter of 2023, based on the tax legislative guidance that was issued, the Company reevaluated the uncertain tax positions related to the Regulated Water Segment and ultimately released a portion of its historical income tax reserves. Concurrently, the Company deferred this tax benefit from the reserve release as a regulatory liability. Based on the rate order received by Aqua Pennsylvania in February 2025, the tax benefit of $4,874 from the reserve release will be refunded to customers through base rates over a two-year period.

In September 2024, the Pennsylvania Public Utility Commission issued a rate order to Peoples Natural Gas approving several tax related settlements. Accordingly, in December 2024, the Company filed an updated Tax Repairs surcredit calculation with the Public Utility Commission to reflect the updated catch-up adjustment that should be returned to customers effective January 1, 2025, with extension of the original 481(a) amortization period from 5 to 10 years. Beginning January 1, 2025, no state tax benefit is being returned to customers in the approved base rates, as the state NOLs cannot be utilized presently.

The following table provides the changes in the Company’s unrecognized tax benefits:

	2024	2023	2022
Balance at January 1,	$7,898	$18,217	$20,201
Impact of current year activity	309	7,219	(900)
Effect of Pennsylvania tax rate change	-	-	(1,084)
Decrease for prior year tax positions	-	(17,538)	-
Balance at December 31,	$8,207	$7,898	$18,217

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company may be assessed interest and penalties by taxing authorities, which would be recorded as income tax expense. During the years ended December 31, 2024, 2023, and 2022, there were expenses of $216, $23, and $118 for interest and penalties related to uncertain tax positions. As of December 31, 2024, 2023 and 2022, the Company recognized liabilities of $360, $144, and $620, respectively, for interest and penalties related to its uncertain tax positions.

The unrecognized tax benefits from uncertain tax positions are attributable to temporary differences. The Company does not anticipate material changes to its unrecognized tax benefits within the next year. As a result of the regulatory treatment afforded by the income tax accounting change in Pennsylvania and despite this position being a temporary difference, as of December 31, 2024, 2023, and 2022, $7,216, $6,918, and $35,267, respectively, of these tax benefits would have an impact on the Company’s effective income tax rate in the event the Company does sustain all, or a portion, of its tax position.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table provides the components of net deferred tax liability:

	December 31,
	2024	2023
Deferred tax assets:
Customers' advances for construction	$26,394	$20,332
Costs expensed for book not deducted for tax, principally accrued expenses	19,642	35,577
Post-retirement benefits	1,638	1,368
Tax effect of regulatory liabilities for post-retirement benefits	44,567	49,199
Tax attributes and credit carryforwards	494,318	458,001
Operating lease liabilities	9,532	11,529
Other	2,937	-
	599,028	576,006
Less valuation allowance	(166,249)	(149,486)
	432,779	426,520

Deferred tax liabilities:
Utility plant, principally due to depreciation and differences in the basis of fixed assets due to variation in tax and book accounting	1,820,785	1,662,741
Deferred taxes associated with the gross-up of revenues necessary to recover, in rates, the effect of temporary differences	408,624	348,646
Tax effect of regulatory assets for post-retirement benefits	22,151	28,092
Deferred investment tax credit	4,601	4,771
Operating lease right-of-use assets	8,486	10,301
Other	-	293
	2,264,647	2,054,844

Net deferred tax liability	$1,831,868	$1,628,324

Certain prior year amounts have been reclassified for consistency with the current year presentation.

The following table summarizes the changes in the Company’s valuation allowance for deferred tax assets:

	2024	2023	2022
Balance at January 1,	$149,486	$38,940	$36,662
Amounts charged to expense	542	16,311	2,278
Amounts charged to regulatory assets	16,221	94,235	-
Balance at December 31,	$166,249	$149,486	$38,940

At December 31, 2024, the Company has a cumulative Federal NOL of $1,425,886. The Company believes the Federal NOLs are more likely than not to be recovered and require no valuation allowance. The Company’s Federal NOLs will begin to expire in 2032.

At December 31, 2024, the Company has a cumulative state NOL of $2,811,033, a portion of which is offset by a valuation allowance. The Company believes a portion of its Regulated Natural Gas segment state NOLs is not likely to be realized due to its continuous investments in qualifying infrastructure resulting in the recording of a valuation allowance in 2023. The Company recorded a regulatory asset for the portion of the valuation allowance that is expected to be fully recovered from customers in future rates.  At December 31, 2024, the Company has a cumulative state valuation allowance of $2,282,663. The state NOL began expiring in 2023.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

At December 31, 2024, the Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position of $19,549 and $13,818, respectively, which results from the Company’s presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amounts of the Company’s Federal and state NOL carryforwards net of the unrecognized tax positions are $1,406,337 and $2,797,215, respectively. The Company records its unrecognized tax benefit as a component of its net deferred income tax liability.

At December 31, 2024, the Company has a cumulative Federal charitable contribution of $61,404, on which a valuation allowance of $61,404 has been recorded as the Company determined it is more likely than not they will expire before they are utilized within the carryforward period.

At December 31, 2024, the Company has a cumulative state charitable contribution of $56,894 on which a valuation allowance of $56,894 has been recorded as the Company does not believe these state charitable contributions are more likely than not to be realized.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which, among other things, implements a 15% minimum tax on book income of certain large corporations, and a 1% excise tax on net stock repurchases after December 31, 2022.  The alternative minimum tax would not be applicable in our next fiscal year because it is based on a three-year average annual adjusted financial statement income in excess of $1,000,000. We are continuing to assess the future impact of the provisions of the IRA on our consolidated financial statements. As a regulated utility, taxes have been traditionally recognized by state public utility commissions as appropriate for inclusion in establishing rates.

On July 8, 2022, Pennsylvania enacted House Bill 1342 into law, which, among other things, reduces Pennsylvania’s corporate income tax rate from 9.99% to 8.99% beginning January 1, 2023, and an additional 0.5% annually through 2031, when it reaches to 4.99%. The Company evaluated the impacts of the tax rate change and recorded a reduction to our deferred tax liabilities with a corresponding reduction primarily to our regulatory assets.

Note 8 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Years Ended December 31,
	2024	2023	2022
Property	$34,569	$32,790	$33,703
Gross receipts, excise and franchise	17,801	17,985	16,828
Payroll	22,930	21,628	21,343
Regulatory assessments	7,836	7,451	6,771
Pumping fees	8,049	6,405	7,881
Other	3,449	3,949	3,498
Total taxes other than income taxes	$94,634	$90,208	$90,024

Note 9 – Commitments and Contingencies

Commitments –

The Company maintains agreements with other water purveyors for the purchase of water to supplement its water supply, particularly during periods of peak demand. The agreements stipulate purchases of minimum quantities of water to the year 2032. The estimated annual commitments related to such purchases through 2029 are expected to average $2,204, and the aggregate of the years remaining approximates $3,027.

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

2025	2026	2027	2028	2029	Thereafter
$1,157	$1,183	$1,209	$657	$668	$989

The Company’s natural gas supply is provided by sources on the interstate pipeline system and from local western Pennsylvania gas well production. The Company has various interstate pipeline service agreements that provide for firm transportation capacity, firm storage capacity, and other services and include capacity reservation charges based upon the maximum daily and annual contract quantities set forth in the agreements. Some of these agreements have minimum volume obligations and are transacted at applicable tariff and negotiated rates to the year 2034. The estimated annual commitments related to such purchases through 2029 are expected to average $239,663, and the aggregate of the years remaining beyond 2029 approximates $950,055.

The purchased water, water treatment, and purchased gas expenses under these agreements were as follows:

	Years Ended December 31,
	2024	2023	2022
Purchased water under long-term agreements	$7,633	$6,752	$5,559
Water treatment expense under contractual agreement	1,125	1,103	1,061
Purchased natural gas under long-term agreements	277,009	352,306	601,995

Contingencies – The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of December 31, 2024, the aggregate amount of $23,815 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has insurance coverage for certain of these loss contingencies, and as of December 31, 2024, estimates that approximately $688 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

During a portion of 2019, the Company initiated a do not consume advisory for some of its customers in one division served by the Company’s Illinois subsidiary. The do not consume advisory was lifted in 2019, and, in 2022, the water system was determined to be in compliance with the federal Lead and Copper Rule. The Company has accrued for the penalty and other fees that will be paid as a result of a settlement that was reached with the state and local regulators and approved by the Illinois court with jurisdiction over this matter in July 2024. In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint seeks class action certification, attorney's fees, and "damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park, Illinois. The complaint contains allegations of damages as a result of supplied water. In December, 2024, the State court in Will County, Illinois dismissed the case against the Company, and plaintiffs have filed an appeal of that decision. The Company has an accrual for the amount of loss asserted in the complaint that we determined to be probable and estimable of being incurred. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

operations or cash flows. Further, the Company submitted a claim for the expenses incurred to its insurance carrier for potential recovery of a portion of these costs, is currently in litigation with one of its carriers seeking to enforce its claims, and recently prevailed in the Third Circuit Court of Appeals which held that the insurance carrier possessed a duty to defend. The Company continues to assess the potential loss contingency on this matter.

A number of the Company’s subsidiaries are parties to several lawsuits against manufacturers of certain per- and polyfluoroalkyl substances or compounds (“PFAS”) for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries throughout its service area. One such suit to which the Company is a party is a multi-district litigation (the “MDL”) lawsuit which commenced on December 7, 2018, in the United States District Court for the District of South Carolina. Several defendants in such lawsuit have agreed to settle. In February and April 2024, the MDL court issued its final approval of the DuPont and 3M class action settlements, respectively.  In April 2024 and May 2024, Tyco Fire Products LP and BASF Corp, respectively, filed similar class action settlements in the MDL court to resolve claims, and, on November 11, 2024, received final approval from the MDL court. The Company submitted the phase one public water system claims requirements pursuant to the Dupont and 3M settlement agreements and will submit other requirements within the time period provided by the MDL court. The amount of recovery, if any, by the Company is uncertain.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $2,295 and $1,846 at December 31, 2024 and 2023, respectively, and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 10 – Leases

The Company leases land, office facilities, office equipment, and vehicles for use in its operations, which are accounted for as operating leases. Leases with a term of 12 months or less are not recorded on the balance sheet; rather, lease expense is recognized over the lease term. Our leases have remaining lives of 1 to 70 years.

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

On January 6, 2022, the Company entered into an amendment to an office lease that provided for the partial termination of the Company’s obligations with respect to a portion of the leased premises of approximately 37,000 rentable square feet. The Company paid a termination fee of $2,812, reduced its remaining lease payments by $1,753 and recognized a loss on

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

the partial termination of the lease of $1,801 that is included within operations and maintenance expense in the consolidated statements of operations and comprehensive income.

	Years Ended December 31,
	2024	2023	2022
Components of lease expense were as follows:
Operating lease cost	$9,821	$9,307	$9,359

	Years Ended December 31,
	2024	2023
Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,148	$9,149

	December 31,
	2024	2023
Supplemental balance sheet information related to leases was as follows:
Operating leases:
Operating lease right-of-use assets	$31,263	$37,416

Other accrued liabilities	$7,591	7,360
Operating lease liabilities	27,447	34,425
Total operating lease liabilities	$35,038	$41,785

	December 31,
	2024	2023
Weighted average remaining lease term:
Operating leases	10.2 years	10.1 years

Weighted average discount rate:
Operating leases	5.15%	4.87%

Maturities of operating lease liabilities and a reconciliation of the operating lease liabilities reported on our consolidated balance sheets as of December 31, 2024 are as follows:

Operating Leases
2025	$9,144
2026	7,515
2027	7,262
2028	6,870
2029	1,075
Thereafter	12,827
Total operating lease payments	$44,693

Total operating lease payments	$44,693
Less operating lease liabilities	35,038
Present value adjustment	$9,655

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 11 – Long-term Debt and Loans Payable

Long-term Debt – The consolidated statements of capitalization provide a summary of long-term debt as of December 31, 2024 and 2023. The supplemental indentures with respect to specific issues of the first mortgage bonds restrict the ability of Aqua Pennsylvania and other operating subsidiaries of the Company to declare dividends, in cash or property, or repurchase or otherwise acquire the stock of these companies. Loan agreements for Aqua Pennsylvania and other operating subsidiaries of the Company have restrictions on minimum net assets.  As of December 31, 2024, restrictions on the net assets of the Company were $4,886,450 of the total $6,198,809 in net assets.  Included in this amount were restrictions on Aqua Pennsylvania’s net assets of $1,817,084 of their total net assets of $2,540,787. As of December 31, 2024, $2,626,620 of Aqua Pennsylvania’s retained earnings of $2,646,620 and $372,979 of the retained earnings of $578,490 of other subsidiaries were free of these restrictions. Some supplemental indentures also prohibit Aqua Pennsylvania and some other subsidiaries of the Company from making loans to, or purchasing the stock of, the Company.

Sinking fund payments are required by the terms of specific issues of long-term debt. Excluding amounts due under the Company’s revolving credit agreement, the future sinking fund payments and debt maturities of the Company’s long-term debt are as follows:

Interest Rate Range	2025	2026	2027	2028	2029	Thereafter
0.00% to 0.99%	$250	$232	$199	$199	$199	$1,558
1.00% to 1.99%	758	1,089	1,917	1,941	1,965	4,062
2.00% to 2.99%	1,427	1,304	1,111	906	774	1,100,775
3.00% to 3.99%	1,343	807	206,657	362	400,336	1,773,498
4.00% to 4.99%	115,621	3,818	501,626	1,628	1,558	1,614,781
5.00% to 5.99%	-	-	-	3,000	-	1,329,260
6.00% to 6.99%	-	5,000	20,000	-	-	6,000
7.00% to 7.99%	23,000	-	4,888	-	-	-
8.00% to 8.99%	408	39	-	-	-	-
9.00% to 9.99%	-	11,800	-	-	-	-
Total	$142,807	$24,089	$736,398	$8,036	$404,832	$5,829,934

On August 15, 2024, the Company issued $500,000 of senior notes, less expenses of $3,015, due in 2027, with an interest rate of 4.80%. On January 8, 2024, the Company issued $500,000 of senior notes, less expenses of $4,610, due in 2034 with an interest rate of 5.375%. The Company used the net proceeds from the issuance of these senior notes (1) to repay a portion of the borrowings under the Company’s existing five year unsecured revolving credit facility, and (2) for general corporate purposes.

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

The weighted average cost of long-term debt at December 31, 2024 and 2023 was 4.14% and 4.14%, respectively.  The weighted average cost of fixed rate long-term debt at December 31, 2024 and 2023 was 4.03% and 3.86%, respectively.

On December 14, 2022, the Company entered into a five year $1,000,000 unsecured revolving credit facility, which replaced the Company’s prior five year $1,000,000 unsecured revolving credit facility.   The facility includes a $100,000 sublimit for daily demand loan.  Funds borrowed under this facility are classified as long-term debt and are used to provide working capital as well as support for letters of credit for insurance policies and other financing arrangements.  As of December 31, 2024, the Company has the following sublimits and available capacity under the credit

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

facility:  $100,000 letter of credit sublimit, $83,226 of letters of credit available capacity, $0 borrowed under the swing-line commitment, $570,226 was available for borrowing and $413,000 of funds borrowed under the agreement.  Interest under the facility is equal to either (i) Term simple secured overnight financing rate (SOFR), plus applicable margin; or (ii) an Alternate Base Rate (which is based at the highest of the (a) New York Federal Reserve Bank rate, plus 0.5%, (b) the prime rate, and, (c) the daily SOFR, plus 1.0%,) plus applicable margin.  The applicable margin for an Alternate Base Rate loan will be up to 0.5% and for a SOFR loan will be up to 1.5%, in each case depending on the debt ratings in effect as of such date.  The Company may elect either the Term SOFR or the Alternate Base Rate at the time of the drawdown, and loans may be converted from one rate to another at any time, subject or certain conditions. A facility fee is charged on the total commitment amount of the agreement.  Under these facilities the average cost of borrowings was 6.17% and 6.30%, and the average borrowing was $292,017 and $537,983, during 2024 and 2023, respectively.

The Company is obligated to comply with covenants under some of its loan and debt agreements. These covenants contain a number of restrictive financial covenants, which among other things limit, subject to specific exceptions, the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. During 2024, the Company was in compliance with its debt covenants under its loan and debt agreements. Failure to comply with the Company’s debt covenants could result in an event of default, which could result in the Company being required to repay or finance its borrowings before their due date, possibly limiting the Company’s future borrowings, and increasing its borrowing costs.

Loans Payable – On June 12, 2024, Aqua Pennsylvania and Peoples Natural Gas Companies amended the terms of their respective $100,000 and $300,000, 364-day revolving credit agreements, as follows: (1) extended the maturity dates to June 10, 2025; and (2) revised the interest rate index from the Bloomberg Short-Term Bank Yield Index (BSBY) to SOFR. The funds borrowed under these agreements are classified as loans payable and are used to provide working capital.

As of December 31, 2024 and 2023, funds borrowed under the Aqua Pennsylvania revolving credit agreement were $31,158 and $23,123, respectively. Interest under this facility is based, at the borrower’s option, on the prime rate, an adjusted overnight bank funding rate, or, effective June 12, 2024, an adjusted SOFR (prior benchmark rate was an adjusted BSBY floating rate). A commitment fee of 0.05% is charged on the total commitment amount of Aqua Pennsylvania’s revolving credit agreement. The average cost of borrowing under the facility was 5.9% and 5.36%, and the average borrowing was $29,074 and $19,275, during 2024 and 2023, respectively. The maximum amount outstanding at the end of any one month was $42,691 and $54,472 in 2024 and 2023, respectively.

As of December 31, 2024 and 2023, funds borrowed under the Peoples Natural Gas Companies revolving credit agreement were $155,384 and $137,000, respectively. Interest under this facility is based, at the borrower’ option, at the prime rate, an adjusted overnight bank funding rate, or, effective June 12, 2024, an adjusted SOFR (prior benchmark rate was an adjusted BSBY floating rate). A commitment fee of 0.08% is charged on the total commitment amount of Peoples’ revolving credit agreement. The average cost of borrowing under the facility was 6.18% and 5.97%, and the average borrowing was $96,609 and $78,952, during 2024 and 2023, respectively. The maximum amount outstanding at the end of any one month was $158,249 and $161,500 in 2024 and 2023, respectively.

At December 31, 2023, the Company had other combined short-term lines of credit of $35,500. During the third quarter of 2024, the Company terminated these lines as they were no longer needed. There were no funds borrowed under these short-term lines of credit in 2024 and 2023, and, if borrowings were outstanding, they would have been classified as loans payable and used to provide working capital.

Interest Income and Expense– Interest income of $3,318, $3,401, and $3,675 was recognized for the years ended December 31, 2024, 2023, and 2022, respectively. Interest expense was $302,467, $283,362, and $238,116 in 2024, 2023, and 2022, including amounts capitalized for borrowed funds of $7,372, $5,241, and $6,047, respectively.

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

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of December 31, 2024 and 2023, the carrying amount of the Company’s loans payable was $186,542 and $160,123, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents is determined based on Level 1 methods and assumptions. As of December 31, 2024 and 2023, the carrying amounts of the Company's cash and cash equivalents were $9,156 and $4,612, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of December 31, 2024 and 2023, the carrying amount of these securities was $31,324 and $26,442, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

Unrealized gains and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Years ended December 31,
	2024	2023	2022
Net gain (loss) recognized during the period on equity securities	$1,158	$582	$(895)
Less: net gain (loss) recognized during the period on equity securities sold during the period	-	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$1,158	$582	$(895)

The net gain (loss) recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	December 31,
	2024	2023
Carrying amount	$7,559,096	$6,938,008
Estimated fair value	$6,431,777	$5,980,722

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

Note 13 – Stockholders’ Equity

At December 31, 2024, the Company had 600,000,000 shares of common stock authorized; par value $0.50. Shares outstanding and treasury shares held were as follows:

	December 31,
	2024	2023	2022
Shares outstanding	274,823,591	273,296,037	263,737,084
Treasury shares	3,386,069	3,299,191	3,236,237

At December 31, 2024, the Company had 1,770,819 shares of authorized but unissued Series Preferred Stock, $1.00 par value.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

In March 2024, the Company filed a new universal shelf registration with the SEC to allow for the potential future offer and sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities, and other securities specified therein at indeterminate prices.  This registration statement is effective for three years and replaces a similar filing that expired in the second quarter of 2024.

The Company has an acquisition shelf registration statement on file with the SEC which permits the offering, from time to time, of an aggregate of $500,000 in shares of common stock and shares of preferred stock in connection with acquisitions. The balance remaining available for use under the acquisition shelf registration statement as of December 31, 2024 is $487,155.

The form and terms of any securities issued under the universal shelf registration statement and the acquisition shelf registration statement will be determined at the time of issuance.

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“Plan”) that allows reinvested dividends to be used to purchase shares of common stock at a five percent discount from the current market value. Under the direct stock purchase program, shares are issued throughout the year. The shares issued under the Plan are either shares purchased by the Company’s transfer agent in the open-market or original issue shares. In 2024, 2023, and 2022, the Company sold 433,688, 430,487, and 368,278 original issue shares of common stock through the dividend reinvestment portion of the Plan, for net proceeds of $15,476, $16,005, and $16,619, respectively.

The Company recorded a regulatory asset for the underfunded status of its pension and other post-retirement benefit plans that would otherwise be charged to other comprehensive income, as it anticipates recovery of its costs through customer rates.

At-the-Market Offering

On August 13, 2024, the Company filed a prospectus supplement under the 2024 universal shelf registration statement relating to a new at-the-market equity sales program (“ATM”), under which it may issue and sell shares of its common stock up to an aggregate offering price of $1,000,000 (“2024 ATM”). This 2024 ATM replaced the Company’s previous ATM filed on October 14, 2022 (“2022 ATM”).

During year ended December 31, 2024, the Company issued 925,497 shares of common stock for net proceeds of $36,134 under the 2024 ATM. As of December 31, 2024, the 2024 ATM had approximately $964,000 of equity available for issuance. During the year ended December 31, 2023, the Company issued 8,938,839 shares of common stock for net proceeds of $322,983 under the 2022 ATM. During the year ended December 31, 2022, the Company issued 1,321,994 shares of common stock for net proceeds of $63,040 under the 2022 ATM. There were no common stock sales under the 2022 ATM in 2024. The Company used the net proceeds from the sales of shares through the 2022 and 2024 ATMs for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying a portion of outstanding indebtedness.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Tangible Equity Unit Issuances

On April 23, 2019, the Company issued $690,000, less expenses of $16,358, of its tangible equity units (the “Units”), with a stated amount of $50 per unit, as part of the financing of the Peoples Gas Acquisition. Each Unit consisted of a prepaid stock purchase contract and an amortizing note, each issued by the Company. The amortizing notes had an initial principal amount of $8.62909, or $119,081 in aggregate, and yielded interest at a rate of 3.00% per year, and paid equal quarterly cash installments of $0.75000 per amortizing note (except for the July 30, 2019 installment payment, which was $0.80833 per amortizing note), that constituted a payment of interest and a partial repayment of principal. This cash payment in the aggregate was equivalent to 6.00% per year with respect to each $50 stated amount of the Units. The amortizing notes represented unsecured senior obligations of the Company. During 2022, 981,919 stock purchase contracts were early settled by the holders of the contracts prior to the mandatory settlement date, resulting in the issuance of 1,166,107 shares of the Company’s common stock. On May 2, 2022, the remaining 6,621,315 stock purchase contracts were each mandatorily settled for 1.18758 shares of the Company’s common stock, and in the aggregate the Company issued 7,863,354 shares of its common stock. Additionally, the final quarterly installment payment was made, which resulted in the complete pay-off of the amortizing notes.

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

	Years ended December 31,
	2024	2023	2022
Average common shares outstanding during the period for basic computation	273,914	267,171	262,246
Effect of dilutive securities:
Employee stock-based compensation	507	488	622
Average common shares outstanding during the period for diluted computation	274,421	267,659	262,868

The number of outstanding employee stock options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was 243,780, 148,725 and 77,506 for the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 15 – Employee Stock and Incentive Plan

Under the Company’s Amended and Restated Equity Compensation Plan, (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock award, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of common stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At December 31, 2024, 1,197,122 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

Performance Share Units – During 2024, 2023, and 2022, the Company granted performance share units. A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting periods, which is generally three years. Each grantee is granted a target award of PSUs and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals.

The performance goals of the 2024, 2023, and 2022 PSU grants consisted of the following metrics:

Metric 1 – Company’s total shareholder return (“TSR”) compared to the TSR for a specific peer group of investor-owned utilities (a market-based condition)	38.46%
Metric 2 – Achievement of a targeted cumulative level of rate base growth as a result of acquisitions (a performance-based condition)	30.77%
Metric 3 – Achievement of targets for maintaining consolidated operations and maintenance expenses over the three-year measurement period (a performance-based condition)	30.77%

The following table provides the compensation expense and income tax benefit for PSUs:

	Years ended December 31,
	2024	2023	2022
Stock-based compensation within operations and maintenance expense	$5,787	$6,942	$7,950
Income tax benefit	$1,450	$1,741	$1,997

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table summarizes nonvested PSU transactions for the year ended December 31, 2024:

	Number of Share Units	Weighted Average Fair Value
Nonvested share units at beginning of period	531,437	$40.03
Granted	227,284	38.10
Performance criteria adjustment	(50,562)	39.47
Forfeited	(48,078)	41.37
Share units issued	(96,425)	43.40
Nonvested share units at end of period	563,656	$38.61

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

	Years ended December 31,
	2024	2023	2022
Expected term (years)	3.0	3.0	3.0
Risk-free interest rate	4.19%	4.43%	1.75%
Expected volatility	22.4%	33.8%	31.9%
Weighted average fair value of PSUs granted	$38.10	$45.06	$42.33
Intrinsic value of vested PSUs	$3,421	$7,483	$-
Fair value of vested PSUs	$4,168	$9,692	$-

As of December 31, 2024, $9,729 of unrecognized compensation costs related to PSUs is expected to be recognized over a weighted average period of approximately 1.8 years. The aggregate intrinsic value of PSUs as of December 31, 2024 was $20,472. The aggregate intrinsic value of PSUs is based on the number of nonvested share units and the market value of the Company’s common stock as of the period end date.

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

	Years ended December 31,
	2024	2023	2022
Stock-based compensation within operations and maintenance expense	$2,802	$2,877	$2,927
Income tax benefit	$702	$722	$736

The following table summarizes nonvested RSU transactions for the year ended December 31, 2024:

	Number of Stock Units	Weighted Average Fair Value
Nonvested stock units at beginning of period	192,217	$45.06
Granted	104,661	36.61
Stock units vested	(66,040)	44.40
Forfeited	(20,589)	41.37
Nonvested stock units at end of period	210,249	$41.40

The following table summarizes the value of RSUs:

	Years ended December 31,
	2024	2023	2022
Weighted average fair value of RSUs granted	$36.61	$45.53	$44.74
Intrinsic value of vested RSUs	$2,348	$2,427	$3,090
Fair value of vested RSUs	$2,930	$2,665	$2,483

As of December 31, 2024, $3,596 of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of approximately 1.5 years. The aggregate intrinsic value of RSUs as of December 31, 2024 was $7,636. The aggregate intrinsic value of RSUs is based on the number of nonvested stock units and the market value of the Company’s common stock as of the period end date.

Stock Options – A stock option represents the option to purchase a number of shares of common stock of the Company as specified in the stock option grant agreement at the exercise price per share as determined by the closing market price of our common stock on the grant date. Stock options are exercisable in installments of 33% annually, starting one year from the grant date and expire ten years from the grant date. The vesting of stock options granted in 2024, 2023 and 2022 are subject to the achievement of the following performance goal: the Company achieves at least an adjusted return on equity equal to 150 basis points below the return on equity granted by the Pennsylvania Public Utility Commission during the Company’s Pennsylvania subsidiary’s last rate proceeding. The adjusted return on equity equals net income, excluding net income or loss from acquisitions which have not yet been incorporated into a rate application as of the last year end, divided by equity which excludes equity applicable to acquisitions which are not yet incorporated in a rate application during the award period.

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

	Years ended December 31,
	2024	2023	2022
Stock-based compensation within operations and maintenance expenses	$304	$650	$451
Income tax benefit	$76	$162	$140

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

	2024	2023	2022
Expected term (years)	5.5	5.5	5.5
Risk-free interest rate	4.00%	4.03%	1.92%
Expected volatility	28.30%	27.80%	26.50%
Dividend yield	3.43%	2.53%	2.37%
Grant date fair value per option	$8.12	$11.37	$9.34

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

The following table summarizes stock option transactions for the year ended December 31, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding, beginning of year	882,442	$37.03
Granted	119,548	35.78
Forfeited	(17,917)	39.27
Expired / Cancelled	(7,851)	43.74
Exercised	(69,320)	35.65
Outstanding at end of year	906,902	$36.87	5.1	$713

Exercisable at end of year	732,590	$36.27	4.2	$655

The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the closing market price of stock on the date of grant. The following table summarizes the intrinsic value of stock options exercised and the fair value of stock options which vested:

	Years ended December 31,
	2024	2023	2022
Intrinsic value of options exercised	$172	$64	$960
Fair value of options vested	$502	$236	$1,203

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table summarizes information about the options outstanding and options exercisable as of December 31, 2024:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of prices:
$30.00 - 33.99	50,975	2.1	$30.47	50,975	$30.47
$34.00 - 34.99	86,714	3.2	34.51	86,714	34.51
$35.00 - 35.99	633,620	5.0	35.94	525,433	35.94
$36.00 and above	135,593	7.6	45.24	69,468	45.18
	906,902	5.1	$36.87	732,590	$36.27

As of December 31, 2024, there was $122 of total unrecognized compensation costs related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of approximately 0.7 years.

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

The following table provides the compensation cost and income tax benefit for stock-based compensation related to restricted stock:

	Years ended December 31,
	2024	2023	2022
Stock-based compensation within operations and maintenance expense	$53	$43	$50
Income tax benefit	$15	$12	$15

The following table summarizes restricted stock transactions for the year ended December 31, 2024:

	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of period	1,412	$35.42
Granted	1,268	39.43
Vested	(1,412)	35.42
Nonvested shares at end of period	1,268	$39.43

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

	Years ended December 31,
	2024	2023	2022
Stock-based compensation within operations and maintenance expense	$840	$810	$715
Income tax benefit	$233	$228	$207

The following table summarizes the value of stock awards:

	Years ended December 31,
	2024	2023	2022
Intrinsic and fair value of stock awards vested	$840	$810	$715
Weighted average fair value of stock awards granted	$36.82	$41.58	$46.44

The following table summarizes stock award transactions for year ended December 31, 2024:

	Number of Stock Awards	Weighted Average Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	22,813	36.82
Vested	(22,813)	36.82
Nonvested stock awards at end of period	-	$-

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

The Company’s qualified defined benefit pension plan has a permanent lump sum option on the form of benefit payments offered to participants upon retirement or termination. The plan paid $4,003 and $30,347 to participants who elected this option during 2024 and 2023, respectively. During 2023, we made lump-sum pension benefit distributions exceeding the cumulative amount of service and interest cost components of the net periodic pension cost for the year, which is the settlement accounting threshold. A settlement loss of $5,173 was recorded as a regulatory asset, as it is probable of recovery in future rates, and will be amortized into pension benefit costs. A settlement loss is the recognition of unrecognized pension benefit costs that would have been incurred in subsequent periods.

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

In December 2024, the Company transferred a portion of its existing liability for a group of participants with retiree life insurance benefits under the pension and post-retirement benefit plan to an insurance carrier. Total consideration paid to the insurance carrier amounted to $7,292. This transaction triggered settlement accounting in our other post-retirement benefit plan and a settlement gain of $3,214 was recorded as a regulatory liability which will be amortized into post-retirement benefit costs.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

	Pension Benefits	Other Post-retirement Benefits
Years:
2025	$26,780	$5,357
2026	26,492	5,503
2027	28,235	5,870
2028	26,920	6,147
2029	26,560	6,488
2030-2034	117,508	32,521

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The changes in the benefit obligation and fair value of plan assets, the funded status of the plans and the assumptions used in the measurement of the company’s benefit obligation are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at January 1,	$313,698	$324,690	$91,502	$83,501
Service cost	1,429	1,507	1,453	1,347
Interest cost	15,632	16,007	4,450	4,476
Actuarial loss/(gain)	(12,579)	20,418	(1,071)	5,008
Plan participants' contributions	-	-	121	106
Benefits paid	(23,144)	(18,577)	(7,439)	(2,936)
Settlements	-	(30,347)	(6,052)	-
Benefit obligation at December 31,	295,036	313,698	82,964	91,502

Change in plan assets:
Fair value of plan assets at January 1,	312,303	333,176	95,005	85,994
Actual return on plan assets	(4,959)	7,648	11,781	12,060
Employer contributions	9,393	20,343	-	-
Participants' contributions	-	-	121	106
Benefits paid	(23,085)	(18,517)	(6,605)	(3,155)
Settlements	-	(30,347)	(6,052)	-
Fair value of plan assets at December 31,	293,652	312,303	94,250	95,005

Funded status of plan:
Net asset / (liability) recognized at December 31,	$(1,384)	$(1,395)	$11,286	$3,503

The following table provides the net liability recognized on the consolidated balance sheets at December 31:

	Pension Benefits		Other Post-retirement Benefits
	2024	2023	2024	2023
Non-current asset	$16,475	$16,325	$29,508	$26,700
Current liability	(1,844)	(1,334)	(557)	(733)
Noncurrent liability	(16,015)	(16,386)	(17,665)	(22,464)
Net asset / (liability) recognized	$(1,384)	$(1,395)	$11,286	$3,503

The following table provides selected information about plans with accumulated benefit obligation and projected benefit obligation in excess of plan assets:

	December 31,			December 31,
	2024			2023
	Pension Benefits	Other Post-retirement Benefits		Pension Benefits	Other Post-retirement Benefits
Selected information for plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$17,858	$	N/A	$17,720	$	N/A
Fair value of plan assets	$-	$	N/A	$-	$	N/A
Selected information for plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$15,352		$30,072	$14,843		$35,154
Fair value of plan assets	$-		$13,507	$-		$11,957

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table provides the components of net periodic benefit costs for the years ended December 31:

	Pension Benefits			Other Post-retirement Benefits
	2024	2023	2022	2024	2023	2022
Service cost	$1,429	$1,507	$2,587	$1,453	$1,347	$1,911
Interest cost	15,632	16,007	13,806	4,450	4,476	3,369
Expected return on plan assets	(18,782)	(22,223)	(22,004)	(4,420)	(4,372)	(4,502)
Amortization of prior service cost (credit)	325	684	536	-	-	-
Amortization of actuarial loss (gain)	3,003	2,962	2,043	(1,068)	(1,317)	(1,336)
Net periodic benefit cost/(credit)	$1,607	$(1,063)	$(3,032)	$415	$134	$(558)

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

The following table provides the amounts recognized in regulatory assets and regulatory liabilities that have not been recognized as components of net periodic benefit cost as of December 31:

	Pension Benefits		Other Post-retirement Benefits
	2024	2023	2024	2023
Net actuarial loss (gain)	$92,190	$84,030	$(24,504)	$(21,257)
Prior service cost (credit)	1,540	1,866	-	-
Total recognized in regulatory assets	$93,730	$85,896	$(24,504)	$(21,257)

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

The significant assumptions related to the Company’s benefit obligations are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2024	2023	2024	2023
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31,
Discount rate	5.64%	5.17%	5.65%	5.09%
Rate of compensation increase	3.0-4.0%	3.0-4.0%	n/a	n/a

Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations as of December 31,
Health care cost trend rate	n/a	n/a	6.50%	6.25%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	n/a	n/a	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2032	2029

n/a – Assumption is not applicable.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The significant assumptions related to the Company’s net periodic benefit costs are as follows:

	Pension Benefits			Other Post-retirement Benefits
	2024	2023	2022	2024	2023	2022
Weighted Average Assumptions Used to Determine Net Periodic Benefit Costs for Years Ended December 31,
Discount rate *	5.17%	5.51%	2.91%	5.09%	5.45%	2.96%
Expected return on plan assets	6.20%	6.80%	5.40%	3.91%-6.2%	4.28%-6.8%	3.4%-5.4%
Rate of compensation increase	3.0-4.0%	3.0-4.0%	3.0-4.0%	n/a	n/a	n/a

Assumed Health Care Cost Trend Rates Used to Determine Net Periodic Benefit Costs for Years Ended December 31,
Health care cost trend rate	n/a	n/a	n/a	6.25%	6.50%	6.3%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2029	2029	2027

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The target allocation by asset class as of December 31, 2024, along with the actual allocation of the Company’s pension plan assets, are as follows:

		Percentage of Plan Assets at December 31,
	Target Allocation	2024	2023
Return seeking assets	20-40%	39%	38%
Liability hedging assets	60-80%	61%	62%
Total	100%	100%	100%

The fair value of the Company’s pension plans’ assets at December 31, 2024 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Common stock	$13,726	$-	$-	$-	$13,726
Return seeking assets:
Global equities	-	-	-	8,677	8,677
Hedge / diversifying strategies	-	-	-	54,807	54,807
Credit	-	-	-	37,813	37,813
Liability hedging assets	-	-	-	172,654	172,654
Cash and cash equivalents	5,975	-	-	-	5,975
Total pension assets	$19,701	$-	$-	$273,951	$293,652

(a)Assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

The fair value of the Company’s pension plans’ assets at December 31, 2023 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Common stock	$14,115	$-	$-	$-	$14,115
Return seeking assets:
Global equities	-	-	-	9,226	9,226
Hedge / diversifying strategies	-	-	-	57,608	57,608
Credit	-	-	-	37,798	37,798
Liability hedging assets	-	-	-	186,317	186,317
Cash and cash equivalents	7,239	-	-	-	7,239
Total pension assets	$21,354	$-	$-	$290,949	$312,303

Equity securities include our common stock in the amounts of $13,726 or 4.7% and $14,115 or 4.5% of total pension plans’ assets as of December 31, 2024 and 2023, respectively.

The target allocation by asset class as of December 31, 2024, and actual asset allocation of the Company’s other post-retirement benefit plans, are as follows:

		Percentage of Plan Assets at December 31,
	Target Allocation	2024	2023
Return seeking assets	50-70%	65%	68%
Liability hedging assets	30-50%	35%	32%
Total	100%	100%	100%

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The fair value of the Company’s other post-retirement benefit plans’ assets at December 31, 2024 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Return seeking assets:
Global equities	$30,978	$-	$-	$20,020	$50,998
Real estate securities	6,750	-	-	3,713	10,463
Liability hedging assets	15,325	-	-	11,237	26,562
Cash and cash equivalents	6,227	-	-	-	6,227
Total other post-retirement assets	$59,280	$-	$-	$34,970	$94,250

(a)Assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

The fair value of the Company’s other post-retirement benefit plans’ assets at December 31, 2023 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Return seeking assets:
Global equities	$34,209	$-	$-	$19,890	$54,099
Real estate securities	7,041	-	-	3,653	10,694
Liability hedging assets	16,949	-	-	9,473	26,422
Cash and cash equivalents	3,790	-	-	-	3,790
Total other post-retirement assets	$61,989	$-	$-	$33,016	$95,005

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

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements. In accordance with funding rules and the Company’s funding policy, during 2025 our pension contribution is expected to be $3,945.

The Company has a 401(k) savings plan, which is a defined contribution plan and covers substantially all employees. The Company makes matching contributions that are based on a percentage of an employee’s contribution, subject to specific limitations, as well as, non-discretionary contributions based on eligible hourly wages for certain union employees, discretionary year-end contributions based on an employee’s eligible compensation, and employer profit sharing contributions. Participants may diversify their Company matching account balances into other investments offered under the 401(k) savings plan. The Company’s contributions, which are recorded as compensation expense, were $24,921, $23,519, and $21,758, for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 17 – Rate Activity

On February 7, 2025, the Pennsylvania Public Utility Commission (“PAPUC”) issued an order approving, with certain minor modifications, the joint petition for non-unanimous partial settlement filed by Aqua Pennsylvania, Office of Consumer Advocate and other groups, that allowed a base rate increase designed to increase total annual operating revenues by $73,000. New rates went into effect on February 22, 2025. At the time the rate order was received, the rates in effect also included $37,940 in Distribution System Improvement Charges (“DSIC”), which was 6.73% above prior base rates. Consequently, the aggregate annual base rates increased by $110,940 since the last base rate increase and DSIC was reset to zero.

On November 25, 2024, the Company’s natural gas operating division in Kentucky filed an application with the Kentucky Public Service Commission a rate case designed to increase rates by $10,910 or 19.0% on an annual basis. The Company anticipates a final order to be issued by June 2025.

On November 21, 2024, Aqua Illinois received an order from the Illinois Commerce Commission designed to provide an increase in revenues of $11,632 or 11.4% on an annual basis. New rates went into effect on December 5, 2024.

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

On September 12, 2024, the PAPUC issued an order approving the settlement agreement to the general rate case filed by the Company’s regulated natural gas operating subsidiary, Peoples Natural Gas, that allowed base rate increases designed to increase total annual operating revenues by $93,000 or 11.1%.  At the time the rate order was received, the rates in effect included various surcharges and credits, such as the Distribution System Improvement Charges (“DSIC”) and Tax Cuts and Jobs Act (“TCJA”) amortization credits totaling approximately $21,000 on an annual basis. The order also provided an annualized change in gathering and other operating revenues of approximately $3,000. Consequently, the aggregate annual base rates increased approximately $111,000, as the DSIC was reset to zero, and the TCJA amortization

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

credit, other surcharges and other operating revenues were adjusted.  New rates went into effect on September 27, 2024.  The order also approved the implementation of a weather normalization adjustment mechanism (WNA), which is applied to customer bills during the heating season of October through May each year.  The weather normalization adjustment mechanism is designed to stabilize our residential and commercial customers’ distribution charges by adjusting billings based on temperature variances from average weather, which effectively decreases rates when the weather is colder than average, and increases rates when the weather is warmer than average.  The Company expects the weather normalization adjustment mechanism to result in reduced earnings volatility during the heating season.  On October 11, 2024, the Pennsylvania Office of the Consumer Advocate (OCA) appealed this rate case to the Commonwealth Court. On February 12, 2025, the Office of Consumer Advocate discontinued its appeal on all but one non-revenue matter which can potentially be resolved through settlement.

On September 12, 2024, the Company’s regulated water and wastewater operating subsidiary in Virginia, Aqua Virginia, received an order from the State Corporation Commission approving an increase in revenues by $5,490 or 23.8% on an annual basis. The Company implemented interim rates in February 2024 and has refunded to customers the difference between interim and final approved rates in December 2024.

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

On June 5, 2023, the Company’s regulated water and wastewater operating subsidiary in North Carolina, Aqua North Carolina, received an order from the North Carolina Utilities Commission designed to increase rates by $14,001 in the first year of new rates being implemented, then by an additional $3,743 and $4,130 in the second and third years, respectively. In February 2023, the Company had implemented interim rates, based on an estimate of the final outcome of the order, and no refunds or additional billings were required for the difference between interim and final approved rates.

On January 3, 2022, the Company’s natural gas operating division in Kentucky received an order from the Kentucky Public Service Commission resulting in an increase of $5,238 in annual revenues, and new rates went into effect on January 4, 2022. On June 7, 2022, an additional $260 was approved and made effective by the Commission, resulting from a rehearing requested by the operating division.

In addition to the Illinois, New Jersey, Virginia, North Carolina, Ohio, Pennsylvania, and Kentucky base rate awards noted above, the Company’s operating subsidiaries were allowed annualized rate increases of $2,127 in 2024, $1,703 in 2023, and $1,378 in 2022, represented by four, three, and two rate decisions, respectively. Revenues recognized in aggregate from all of the base rate increases realized in the year of grant were approximately $34,832, $10,109, and $51,163, in 2024, 2023, and 2022, respectively.

Eight states in which the Company operates permit water and wastewater utilities to add a surcharge to their water or wastewater bills to offset the additional depreciation and capital costs related to infrastructure system replacement and rehabilitation projects completed and placed into service between base rate filings. Additionally, Pennsylvania and Kentucky allow for the use of an infrastructure rehabilitation surcharge for natural gas utility systems. The surcharge for infrastructure system replacements and rehabilitations is typically adjusted periodically based on additional qualified capital expenditures completed or anticipated in a future period, is capped as a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. During 2024, the Company received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $28,660 in its water and wastewater utility operating divisions in Pennsylvania and Illinois, and $1,170 in its gas utility operating division in

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Kentucky. The surcharge for infrastructure system replacements and rehabilitations provided revenues in 2024, 2023, and 2022 of $45,750, $20,261, and $26,902, respectively.

Note 18 – Segment Information

The Company identifies a business as an operating segment if: i) it engages in business activities from which it may earn revenues and incur expenses; ii) its operating results are regularly reviewed by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, to make decisions about resources to be allocated to the segment and assess its performance; and iii) it has available discrete financial information. The CODM reviews financial information, such as budget-to-actual variances and comparisons against prior period, at the operating segment level, and uses that information when making decisions about the allocation of operating and capital resources to each segment. The CODM evaluates the performance of the Company’s reportable segments based on a number of factors, the primary measure being the net income (loss) of each segment.

The Company has eleven operating segments and has two reportable segments, the Regulated Water segment and the Regulated Natural Gas segment. The Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies, which are organized by the states where the Company provides water and wastewater services. The eight water and wastewater utility operating segments are aggregated into one reportable segment, because each of these operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment. The Regulated Natural Gas segment is comprised of one operating segment representing natural gas utility companies for which the Company provides natural gas distribution services. Each reportable segment has a segment manager, the Aqua President for the Regulated Water segment and the Peoples President for the Regulated Natural Gas segment, that reports directly to the CODM.

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

The accounting policies of the segments are the same as those applied in in the Company’s consolidated financial statements and described in Note 1 – Summary of Significant Policies. Intersegment revenues represent natural gas sales by the Regulated Natural Gas segment to the non-regulated natural gas operations, at cost, which has a corresponding offsetting amount in purchased gas. The reportable segments’ financial results includes intercompany costs that are allocated by corporate and intercompany interest on push-down debt from corporate. All revenues of the Company are generated in the U.S., and all assets of the Company are located in the U.S.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table presents information about the Company’s reportable segments and reconciliations to consolidated amounts. Asset information by segment is not utilized for purposes of assessing performance or allocating resources and, as a result, such information is not presented:

2024	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Eliminations	Consolidated
Revenues from external customers	$1,221,880	$840,453	$2,062,333	$23,780	$2,086,113
Intersegment revenues	-	2,538	2,538	(2,538)	-
Total operating revenues	$1,221,880	$842,991	$2,064,871	$21,242	$2,086,113
Operations and maintenance expense	$381,088	$207,176	$588,264	$(1,014)	$587,250
Purchased gas	$-	$267,226	$267,226	$9,783	$277,009
Depreciation and amortization	$232,338	$135,814	$368,152	$1,400	$369,552
Taxes other than income taxes	$68,006	$22,985	$90,991	$3,643	$94,634
Interest expense, net	$140,086	$92,988	$233,074	$66,075	$299,149
Allowance for funds used during construction	$(16,713)	$(4,597)	$(21,310)	$-	$(21,310)
Loss (gain) on sale of assets (a)	$(636)	$(91,581)	$(92,217)	$(7)	$(92,224)
Other segment items (b)	$(1,445)	$(644)	$(2,089)	$664	$(1,425)
Provision for income taxes (benefit)	$68,851	$(79,993)	$(11,142)	$(10,694)	$(21,836)
Net income (loss)	$350,305	$293,617	$643,922	$(48,608)	$595,314
Capital expenditures	$726,698	$603,049	$1,329,747	$-	$1,329,747

2023	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Eliminations	Consolidated
Revenues from external customers	$1,153,376	$860,586	$2,013,962	$39,862	$2,053,824
Intersegment revenues	-	3,173	3,173	(3,173)	-
Total operating revenues	$1,153,376	$863,759	$2,017,135	$36,689	$2,053,824
Operations and maintenance expense	$368,843	$209,073	$577,916	$(2,398)	$575,518
Purchased gas	$-	$327,548	$327,548	$24,758	$352,306
Depreciation and amortization	$217,593	$125,263	$342,856	$839	$343,695
Taxes other than income taxes	$62,759	$23,846	$86,605	$3,603	$90,208
Interest expense, net	$124,680	$92,320	$217,000	$62,961	$279,961
Allowance for funds used during construction	$(14,786)	$(2,181)	$(16,967)	$-	$(16,967)
Loss (gain) on sale of assets	$(624)	$559	$(65)	$-	$(65)
Other segment items (b)	$(3,596)	$121	$(3,475)	$862	$(2,613)
Provision for income taxes (benefit)	$57,546	$(113,353)	$(55,807)	$(10,638)	$(66,445)
Net income (loss)	$340,961	$200,563	$541,524	$(43,298)	$498,226
Capital expenditures	$668,720	$527,538	$1,196,258	$2,845	$1,199,103

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

2022	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Eliminations	Consolidated
Revenues from external customers	$1,082,972	$1,139,570	$2,222,542	$65,490	$2,288,032
Intersegment revenues	-	3,792	3,792	(3,792)	-
Total operating revenues	$1,082,972	$1,143,362	$2,226,334	$61,698	$2,288,032
Operations and maintenance expense	$370,850	$239,506	$610,356	$3,293	$613,649
Purchased gas	$-	$551,009	$551,009	$50,986	$601,995
Depreciation and amortization	$201,392	$118,955	$320,347	$830	$321,177
Taxes other than income taxes	$64,472	$22,642	$87,114	$2,910	$90,024
Interest expense, net	$111,938	$87,186	$199,124	$35,317	$234,441
Allowance for funds used during construction	$(20,950)	$(2,715)	$(23,665)	$-	$(23,665)
Loss (gain) on sale of assets	$(991)	$-	$(991)	$-	$(991)
Other segment items (b)	$(5,601)	$3,445	$(2,156)	$2,650	$494
Provision for income taxes (benefit)	$47,510	$(61,942)	$(14,432)	$103	$(14,329)
Net income (loss)	$314,352	$185,276	$499,628	$(34,391)	$465,237
Capital expenditures	$576,314	$479,335	$1,055,649	$7,114	$1,062,763

(a) Refer to Note 3 – Dispositions for additional information.

(b) Other segment items mainly consists of the non-service cost component of pension and other postretirement benefits for our regulated segments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In assessing the effectiveness of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). As a result of management’s assessment and based on the criteria in the framework, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm – The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting – No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing in the sections captioned Information Regarding Nominees, Corporate Governance – Code of Ethics, – Board and Board Committees, and Section 16(a) Beneficial Ownership Reporting Compliance of the definitive Proxy Statement relating to our 2025 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report is incorporated by reference herein.

The Company has adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and New York Stock Exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this report.

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

Name	Age	Position with Essential Utilities (1)
Christopher H. Franklin	59

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

Daniel J. Schuller	55

Executive Vice President and Chief Financial Officer (October 2018 to present); Executive Vice President, Strategy and Corporate Development (July 2015 to October 2018); Investment Principal – J.P. Morgan Asset Management – Infrastructure Investments Group (2007 to 2015)

Colleen M. Arnold	54	President, Aqua Water (March 2020 to present); Deputy Chief Operating Officer, Aqua (September 2015 to March 2020)
Michael A. Huwar	61	President, Peoples Natural Gas (August 2020 to present); President Columbia Gas of Pennsylvania & Columbia Gas of Maryland (February 2017 to August 2020)
Christopher P. Luning	57

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

Robert A. Rubin	62

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

The information responsive to this item will be included in the definitive Proxy Statement relating to our 2025 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Stock - The information responsive to this item will be included in the definitive Proxy Statement relating to our 2025 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated by reference herein.

Securities Authorized for Issuance under Equity Compensation Plans - The following table provides information for our equity compensation plans as of December 31, 2024:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,680,807 (1)	$36.87 (2)	1,197,122
Equity compensation plans not approved by security holders	-	-	-
Total	1,680,807	$36.87	1,197,122

(1)Consists of 906,902 shares issuable upon exercise of outstanding options, 563,656 shares issuable upon conversion of outstanding performance share units, and 210,249 shares issuable upon conversion of outstanding restricted share units.

(2)Calculated based upon outstanding options of 906,902 shares to acquire our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information responsive to this item will be included in the definitive Proxy Statement relating to our 2025 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information responsive to this item will be included in the definitive Proxy Statement relating to our 2025 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated by reference herein.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
3.1	Essential Utilities, Inc. Amended and Restated Articles of Incorporation as of May 12, 2020	8-K	001-06659	3.1	May 18, 2020
3.2	Amended and Restated Bylaws of Essential Utilities, Inc. dated October 25, 2023	8-K	001-06659	3.2	October 25, 2023
4.1	Description of Securities of Essential Utilities, Inc.	^	^	^	^
4.2	Indenture of Mortgage dated as of January 1, 1941 between Aqua Pennsylvania, Inc. (f/k/a Philadelphia Suburban Water Company) and The Bank of New York Mellon Trust Company, as successor trustee to First Pennsylvania Bank, N.A. (f/k/a The Pennsylvania Company for Insurance on Lives and Granting Annuities)	10-K	001-06659	4.1.1	February 26, 2016
4.2.1	Twenty-sixth Supplemental Indenture dated as of November 1, 1991	10-K	001-06659	4.1.3	February 26, 2016
4.2.2	Twenty-ninth Supplemental Indenture dated as of March 30, 1995	10-Q	001-06659	4.17	May 10, 1995
4.2.3	Thirty-third Supplemental Indenture, dated as of November 15, 1999	10-K	001-06659	4.27	March 29, 2000
4.2.4	Thirty-fifth Supplemental Indenture, dated as of January 1, 2002	10-K	001-06659	4.22	March 20, 2002
4.2.5	Forty-seventh Supplemental Indenture, dated as of October 15, 2012	10-K	001-06659	4.24	February 28, 2013
4.2.6	Forty-eighth Supplemental Indenture, dated as of October 1, 2013	10-K	001-06659	4.1.17	March 3, 2014
4.2.7	Form of Supplemental Indenture during and after 2014	10-K	001-06659	4.1.15	February 26, 2016
4.2.7.1	Schedule of Outstanding Supplemental Indentures during and after 2014	^	^	^	^
4.3	Bond Purchase Agreement, dated November 8, 2012, by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association, John Hancock Life Insurance Company, John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, Minnesota Life Insurance Company, United Health Care Insurance Company, American Republic Insurance Company, Western Fraternal Life Association	10-K	001-06659	10.54	February 28, 2013
4.4	Bond Purchase Agreement, dated October 24, 2013, by and among Aqua Pennsylvania, Inc., John Hancock Life Insurance Company (U.S.A), John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Thrivent Financial for Lutherans, United Insurance Company of America, Equitable Life & Casualty Insurance Company, Catholic United Financial, and Great Western Insurance Company	10-K	001-06659	10.45	March 3, 2014

4.5	Bond Purchase Agreement, dated December 29, 2014, by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), Phoenix Life Insurance Company, PHL Variable Insurance Company, United of Omaha Life Insurance Company, Mutual of Omaha Insurance Company, and Companion Life Insurance Company	10-K	001-06659	10.58	February 27, 2015
4.6	Bond Purchase Agreement, dated December 3, 2015 by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), The Lincoln National Life Insurance Company, Teachers Insurance And Annuity Association Of America, CMFG Life Insurance Company, Genworth Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, United Of Omaha Life Insurance Company, The State Life Insurance Company, Pioneer Mutual Life Insurance Company, MONY Life Insurance Company	10-K	001-06659	4.12	February 26, 2016
4.7	Note Purchase Agreement, dated November 3, 2016, by and among the Registrant and the note purchasers thereto	10-K	001-06659	4.13	February 24, 2017
4.8	Bond Purchase Agreement, dated December 15, 2016 by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association of America, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, John Hancock Life Insurance Company, American Equity Investment Life Insurance Company, Genworth Life and Annuity Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, American United Life Insurance Company, The State Life Insurance Company, and Pioneer Mutual Life Insurance Company	10-K	001-06659	4.14	February 24, 2017
4.9	Bond Purchase Agreement, dated July 10, 2017 by and among Aqua Illinois, Inc., Teachers Insurance and Annuity Association of America	10-Q	001-06659	4.1	November 2, 2017
4.10	Bond Purchase Agreement, dated July 20, 2017 by and among Aqua Pennsylvania, Inc., New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3), New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3-2)	10-Q	001-06659	4.2	November 2, 2017
4.11	Bond Purchase Agreement, dated June 29, 2018, by and among Aqua Pennsylvania, Inc., CMFG Life Insurance Company, Manufactures Life Reinsurance Limited, The Lincoln National Life Insurance Company, New York Life Insurance Company, The State Life Insurance Company, and Phoenix Life Insurance Company	10-Q	001-06659	4.1	August 3, 2018

4.12	Bond Purchase Agreement, dated November 15, 2018, by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Associated of America, American United Life Insurance Company, Pioneer Mutual Life Insurance Company, The State Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, and United of Omaha Life Insurance Company	10-K	001-06659	4.15	February 26, 2019
4.13	Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.4	April 23, 2019
4.13.1	First Supplemental Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.5	April 23, 2019
4.13.2	Second Supplemental Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.6	April 23, 2019
4.13.3	Third Supplemental Indenture, dated as of April 26, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.3	April 26, 2019
4.13.4	Form of Global Note for the 2029 Notes (included in Exhibit 4.13.3 above)	8-K	001-06659	4.4	April 26, 2019
4.13.5	Form of Global Note for the 2049 Notes (included in Exhibit 4.13.3 above)	8-K	001-06659	4.5	April 26, 2019
4.13.6	Fourth Supplemental Indenture, dated April 13, 2020, by and between Essential Utilities, Inc. and U.S. Bank N.A.	8-K	001-06659	4.3	April 15, 2020
4.13.7	Fifth Supplemental Indenture, dated April 19, 2021, between Essential Utilities, Inc. and U.S. Bank N.A., as trustee	8-K	001-06659	4.3	April 19, 2021
4.13.8	Sixth Supplemental Indenture, dated May 20, 2022, between Essential Utilities, Inc. and U.S. Bank Trust Company N.A, as trustee	8-K	001-06659	4.3	May 20, 2022
4.13.9	Seventh Supplemental Indenture, dated January 8, 2024, between Essential Utilities, Inc. and U.S. Bank Trust Company N.A., as trustee	8-K	001-06659	4.3	January 8, 2024
4.13.10	Eighth Supplemental Indenture, dated August 15, 2024, between Essential Utilities, Inc. and U.S. Bank Trust Company N.A., as trustee	8-K	001-06659	4.3	August 15, 2024
4.13.11	Form of Global Note for the 2027 Notes (included in Exhibit 4.13.10 above)	8-K	001-06659	4.3	August 15, 2024
4.14

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

		10-Q	001-06659	4.11	August 8, 2019

4.15	Bond Purchase Agreement, dated December 20, 2019, by and among Aqua Pennsylvania, Inc., MetLife Insurance K.K, Metropolitan Life Insurance Company, The Ohio National Life Insurance Company, Ohio National Life Assurance Corporation, National Guardian Life Insurance Company, Country Life Insurance Company, Horizon Blue Cross Blue Shield of New Jersey, and Farm Bureau Life Insurance Company	10-K	001-06659	4.18	February 28, 2020
4.16	Bond Purchase Agreement, dated May 1, 2020, by and among Aqua Pennsylvania, Inc. and bond purchasers thereto	10-Q	001-06659	4.4	May 8, 2020
4.17

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

		10-K	001-06659	4.18	March 1, 2021
4.18	Bond Purchase Agreement, dated April 15, 2021, by and among Aqua Ohio, Inc., Teachers Insurance and Annuity Association of America, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, and State Farm Insurance Companies Employee Retirement Trust	10-K	001-06659	4.19	March 1, 2022
4.19	Bond Purchase Agreement, dated September 19, 2022, by and among Aqua Pennsylvania, Inc. and the Purchasers	10-Q	001-06659	4.1	November 9, 2022
4.20	Bond Purchase Agreement, dated December 15, 2022, by and among Aqua Pennsylvania, Inc. and State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, State Farm Insurance Companies Employee Retirement Trust	10-K	001-06659	4.21	March 1, 2023
10.1	Credit Agreement, dated December 14, 2022, between Essential Utilities, Inc., PNC Bank, National Association, CoBank, ACB, Bank of America, N.A., Royal Bank of Canada, The Huntington National Bank, Barclays Bank PLC, Citizens Bank, N.A., The Toronto-Dominion Bank, and Wells Fargo Bank, N.A	10-K	001-06659	10.1	March 1, 2023
10.2	Amended and Restated Revolving Credit Agreement, dated as of November 17, 2016 between Aqua Pennsylvania and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank	10-K	001-06659	10.2.4	February 24, 2017
10.2.1	First Amendment to Revolving Credit Agreement, dated as of November 16, 2017, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank of Pennsylvania, TD Bank, N.A., and Huntington National Bank	10-K	001-06659	10.1.5	February 28, 2018
10.2.2	Second Amendment to Revolving Credit Agreement, dated as of November 9, 2018, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank of Pennsylvania, TD Bank, N.A., and Huntington National Bank	10-K	001-06659	10.2.2	February 26, 2019

10.2.3	Third Amendment to Credit Agreement, dated as of November 8, 2019, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank of Pennsylvania, TD Bank, N.A., and Huntington National Bank	10-Q	001-06659	10.1	May 8, 2020
10.2.4	Fourth Amendment to Credit Agreement, dated as of November 6, 2020, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A., TD Bank, N.A., and Huntington National Bank	10-K	001-06659	10.2.4	March 1, 2022
10.2.5	Fifth Amendment to Credit Agreement, dated as of November 5, 2021, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A., TD Bank, N.A., and Huntington National Bank	10-K	001-06659	10.2.5	March 1, 2022
10.2.6	Sixth Amendment to Credit Agreement, dated as of June 30, 2022, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A., TD Bank, N.A., and The Huntington National Bank	10-Q	001-06659	10.2	August 9, 2022
10.2.7	Seventh Amendment to Credit Agreement, dated as of June 29, 2023, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A., TD Bank, N.A., and The Huntington National Bank	10-Q	001-06659	10.2	August 8, 2023
10.2.8	Eighth Amendment to Credit Agreement, dated June 12, 2024, by and between Aqua Pennsylvania, Inc. PNC National Bank Association, Citizens Bank N.A., and The Huntington National Bank	10-Q	001-06659	10.1	August 6, 2024
10.3	The Registrant’s Deferred Compensation Plan Master Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996*	10-K	001-06659	10.24	March 25, 1997
10.3.1	Amendment 2008-1 to the Registrant’s Deferred Compensation Plan Master Trust Agreement, dated as of December 15, 2008*	10-K	001-06659	10.50	February 27, 2009
10.4	The Registrant’s 2009 Executive Deferral Plan (as amended and restated effective January 1, 2009)*	S-8	333-156047	4.1	December 10, 2008
10.5	The Registrant’s Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2011)*	10-K	001-06659	10.58	February 27, 2012
10.6	The Registrant’s Dividend Reinvestment and Direct Stock Purchase Plan	S-3ASR	333-271878	N/A	May 12, 2023
10.7.1	Performance-Based Share Unit Grant Terms and Conditions*	^	^	^	^
10.7.2	Restricted Stock Unit Grant Terms and Conditions*	^	^	^	^
10.7.3	Stock Option Grant Terms and Conditions*	^	^	^	^
10.8	The Registrant’s 2012 Employee Stock Purchase Plan*	10-K	001-06659	10.10	February 26, 2016
10.9	The Registrant’s Annual Cash Incentive Compensation Plan (adopted February 26, 2013)*	10-K	001-06659	10.56	February 28, 2013
10.10	Form of Amended and Restated of Change-in-Control Agreement of Essential Utilities, Inc.*	8-K	001-06659	10.2	May 3, 2024
10.10.1	Schedule of Change in Control Agreement between the Company and executive officers*	^	^	^	^
10.11	Non-Employee Directors' Compensation, effective January 1, 2025*	8-K	001-06659	10.1	December 13, 2024
10.12	Employment Agreement dated July 1, 2024, between the Registrant and Christopher Franklin*	8-K	001-06659	10.1	May 3, 2024

10.13	Form of Sales Agreement, dated August 13, 2024, among Essential Utilities, Inc., a Sales Agent and, if applicable, a Forward Purchaser	8-K	001-06659	1.1	August 13, 2024
10.13.1	Form of Forward Sale Agreement, by and between Essential Utilities, Inc. and a Forward Purchaser	8-K	001-06659	99.1	August 13, 2024
10.14	The Registrant Amended and Restated Omnibus Equity Compensation Plan	8-K	001-06659	10.1	May 3, 2019
10.15	Essential Utilities, Inc. Stock Award Grant Instrument dated as of March 16, 2020*	10-Q	001-06659	10.4	May 8, 2020
10.16	Incremental Facility Amendment Agreement, dated March 13, 2020, by and among Essential Utilities, Inc., Incremental Lender, and the PNC Bank, National Association	8-K	001-06659	10.1	March 16, 2020
10.17	Note Purchase Agreement, dated February 26, 2010, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1	April 13, 2020
10.17.1	Third Amendment to Note Purchase Agreement, dated November 9, 2017, by and between PNG Companies, LLC and the noteholders	8-K/A	001-06659	10.1.3	April 13, 2020
10.17.2	First Supplement to Note Purchase Agreement, dated December 12, 2013, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.4	April 13, 2020
10.17.3	Second Supplement to Note Purchase Agreement, dated July 14, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.5	April 13, 2020
10.17.4	Third Supplement to Note Purchase Agreement, dated September 20, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.6	April 13, 2020
10.17.5	Fourth Supplement to Note Purchase Agreement, dated November 9, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.7	April 13, 2020
10.17.6	Sixth Amendment to Credit Agreement, dated June 30, 2022, between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A., TD Bank, N.A., and The Huntington National Bank	10-Q	002-06659	10.2	August 9, 2022
10.17.7	Credit Agreement, dated November 25, 2020, by and between PNG Companies, LLC and PNC Bank, National Association and TD Bank, N.A.	10-K	001-06659	10.21.9	March 1, 2022
10.17.8	First Amendment to Credit Agreement, dated November 5, 2021, by and between PNG Companies, LLC and PNC Bank, National Association and TD Bank, N.A.	10-K	001-06659	10.21.10	March 1, 2022
10.17.9	Second Amendment to Credit Agreement, dated June 30, 2022, by and between PNG Companies, LLC and PNC Bank National Association, TD Bank, N.A. and Citizens Bank N.A.	10-Q	001-06659	10.1	August 9, 2022
19.1	The Registrant’s Insider Trading Policy	^	^	^	^
21.1	Subsidiaries of Essential Utilities, Inc.	^	^	^	^
23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP	^	^	^	^
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
97.1	The Registrant’s Compensation Recoupment Policy	10-K	001-06659	10.16	March 1, 2023
101.INS	Inline XBRL Instance Document	^	^	^	^
101.SCH	Inline XBRL Taxonomy Extension Schema Document	^	^	^	^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	^	^	^	^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	^	^	^	^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	^	^	^	^
101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document	^	^	^	^
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (included in Exhibit 101)	^	^	^	^

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

ESSENTIAL UTILITIES, INC.

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and Chief Executive Officer

Date: February 27, 2025

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant on February 27, 2025 in the capacities indicated below.

Signature	Title

/s/ Christopher H. Franklin
Christopher H. Franklin	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Daniel J. Schuller
Daniel J. Schuller	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert A. Rubin
Robert A. Rubin	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Elizabeth B. Amato
Elizabeth B. Amato	Director

/s/ Christopher L. Bruner
Christopher L. Bruner	Director

/s/ David A. Ciesinski
David A. Ciesinski	Director

/s/ Daniel J. Hilferty
Daniel J. Hilferty	Director

/s/ W. Bryan Lewis
W. Bryan Lewis	Director

/s/ Tamara Linde
Tamara Linde	Director

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Balance Sheets

(In thousands of dollars)

	December 31,
	2024	2023
Assets
Current assets:
Accounts receivable, net	$2,515	$284
Accounts receivable - affiliates	244,758	907,302
Prepayments and other current assets	17,107	15,383
Total current assets	264,380	922,969

Deferred charges and other assets, net	68,141	66,826
Notes receivable - affiliates	3,033,702	2,765,670
Deferred income tax asset	135,026	183,179
Investment in subsidiaries	7,575,145	6,517,312
Total assets	$11,076,394	$10,455,956
Liabilities and Equity
Stockholders' equity	$6,198,809	$5,896,183

Long-term debt, excluding current portion, net of debt issuance costs	4,430,657	3,740,427

Current liabilities:
Accrued interest	41,444	21,635
Accounts payable - affiliates	166,872	562,101
Dividends payable	89,441	83,929
Other accrued liabilities	24,394	24,462
Total current liabilities	322,151	692,127

Other liabilities	124,777	127,219
Total liabilities and equity	$11,076,394	$10,455,956

The accompanying condensed notes are an integral part of these condensed financial statements.

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

	Years ended December 31,
	2024	2023	2022
Other income	$1,303	$2,985	$5,368
Operating expense and other expenses	4,259	6,479	10,724
Operating income (loss)	(2,956)	(3,494)	(5,356)
Interest expense	61,900	64,031	35,817
Interest income	(1,582)	(348)	(107)
Other (income) expense	(1,160)	(584)	893
Loss before equity in earnings of subsidiaries and income taxes	(62,114)	(66,593)	(41,959)
Equity in earnings of subsidiaries	645,204	547,617	495,556
Income before income taxes	583,090	481,024	453,597
Income tax benefit	(12,224)	(17,202)	(11,640)
Net income	$595,314	$498,226	$465,237

Comprehensive income	$595,314	$498,226	$465,237

Net income per common share:
Basic	$2.17	$1.86	$1.77
Diluted	$2.17	$1.86	$1.77

Average common shares outstanding during the period:
Basic	273,914	267,171	262,246
Diluted	274,421	267,659	262,868

The accompanying condensed notes are an integral part of these condensed financial statements.

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Cash Flows

(In thousands of dollars)

	Years ended December 31,
	2024	2023	2022
Net cash flows used in operating activities	$(284,039)	$(179,556)	$(169,778)
Cash flows from investing activities:
Acquisitions of utility systems and other, net	(501)	(32,431)	(116,627)
Increase in investment in subsidiaries	(104,022)	(36,740)	(162,662)
Other	322	554	299
Net cash flows used in investing activities	(104,201)	(68,617)	(278,990)
Cash flows from financing activities:
Proceeds from long-term debt	1,644,604	906,856	1,522,157
Repayments of long-term debt	(960,000)	(677,000)	(865,469)
Proceeds from issuance of common stock from at-the market sale agreement	36,134	322,983	63,040
Proceeds from issuance of common stock under dividend reinvestment plan	15,476	16,005	16,619
Proceeds from exercised stock options	2,471	287	2,475
Repurchase of common stock	(4,048)	(3,981)	(1,192)
Dividends paid on common stock	(346,392)	(316,806)	(288,632)
Other	(5)	(171)	(230)
Net cash flows from financing activities	388,240	248,173	448,768
Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents at beginning of year	-	-	-
Cash and cash equivalents at end of year	$-	$-	$-

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

The Parent borrows from third parties and provides funds to its subsidiaries, in support of their operations. Amounts owed to the Parent for borrowings under this facility are reflected as accounts receivable – affiliates on the condensed balance sheets. The interest rate charged to the subsidiaries is sufficient to cover the Parent’s interest costs under its associated borrowings.

As of December 31, 2024 and 2023, the Parent had a current accounts receivable – affiliates balance of $244,758 and $907,302, respectively. As of December 31, 2024 and 2023, the Parent had a notes receivable – affiliates balance of $3,033,702 and $2,765,670, respectively. The changes in these balances represent non-cash adjustments that are recorded through the Parent’s investment in subsidiaries.

In the ordinary course of business, the Parent indemnifies a third-party for surety bonds issued on behalf of subsidiary companies, guarantees the performance of one of its regulated utilities in a jurisdiction that requires such guarantees, and guarantees several projects associated with the treatment of water in a jurisdiction.

Note 2 – Dividends from subsidiaries – Dividends in the amount of $0, $0, and $0 were paid to the Parent by its wholly-owned subsidiaries during the years ended December 31, 2024, 2023, and 2022, respectively.

Note 3 – Long-term debt – The Parent has long-term debt under unsecured note purchase agreements with investors in addition to its $1,000,000 revolving credit agreement. Excluding amounts due under the revolving credit agreement, the debt maturities of the Parent’s long-term debt are as follows:

Year	Debt Maturity
2025	$-
2026	-
2027	500,000
2028	-
2029	400,000
Thereafter	3,125,000